Form 10-K
period 1996-03-31
ANCHOR BANCORP WISCONSIN INC
filed 1996-06-26
CIK 885322

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended  March 31, 1996
                               ---------------

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition report from to __________________ to _______________

                             Commission File Number 0-20006
                                                    -------
                             ANCHOR BANCORP WISCONSIN INC.
                   (Exact name of registrant as specified in its charter)

        Wisconsin                                      39-1726871
- ---------------------------------                 -------------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

                                25 West Main Street
                              Madison, Wisconsin 53703
                              ------------------------
                       (Address of principal executive office)

            Registrant's telephone number, including area code (608) 252-8700
                                                               --------------

                Securities registered pursuant to Section 12 (b) of the Act
                                     Not Applicable

               Securities registered pursuant to Section 12 (g) of the Act:

                          Common stock, par value $.10 per share
                          --------------------------------------
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K
or any amendment to this Form 10-K.    [ ]

    Based upon the $34.50 closing price of the registrant's common stock as of June 7, 1996, the aggregate market value of the 4,357,246 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $150.3 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

    As of June 7, 1996, 4,849,742 shares of the registrant's common stock were outstanding.

                    Documents Incorporated by Reference

Part II:
    Portions of Anchor BanCorp Wisconsin Inc.'s 1996 Annual Report to Stockholders.

Part III:
    Portions of definitive proxy statement for the 1996 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Anchor BanCorp Wisconsin Inc. (the "Corporation") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, S.S.B. (the "Bank"). On July 15, 1992, the Bank converted from a state-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Corporation acquired all of the outstanding common stock of the Bank. The Corporation created a non-banking subsidiary in February 1996, Investment Directions, Inc. ("IDI"), which has invested in a limited partnership located in Austin, Texas.

    The Bank was organized in 1919 as a Wisconsin-chartered savings institution. As a state-chartered savings institution, the Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), and is regulated by the Office of Thrift Supervision ("OTS"), the FDIC and the Wisconsin Commissioner of Savings and Loan ("Commissioner"), and is subject to the periodic reporting requirements of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Bank is also regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") relating to reserves required to be maintained against deposits and certain other matters. See "Regulation."

    The Bank blends an interest in the consumer and small business markets with the willingness to expand its numerous checking, savings and lending programs to meet customers' changing financial needs. The Bank offers checking, savings, money market accounts, mortgages, home equity and other consumer loans, student loans, credit cards, annuities and related consumer financial services. The Bank also offers banking services to businesses, including checking accounts, lines of credit, secured loans and commercial real estate loans.

    The Bank has five wholly-owned subsidiaries. Anchor Insurance Services, Inc. ("AIS") offers a full line of insurance products, securities and annuities to the Bank's customers and other members of the general public. ADPC II, LLC ("ADPC II") was created in September 1996 to improve and manage a multi-family property acquired by foreclosure. ADPC Corporation ("ADPC") was engaged in developing land in Arizona into saleable single-family lots, which have since been sold. Anchor Investment Corporation ("AIC") is an operating subsidiary which is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion the Bank's investment portfolio (primarily mortgage-related securities). Anchor Financial Corp. ("AFC") is engaged primarily in nationwide equipment leasing and financing activities. AFC ceased originating new leases in 1991 and is presently winding down its operations. All of the subsidiaries, except AIC, are Wisconsin corporations.

    On June 30, 1995, the Corporation acquired American Equity BanCorp ("American") of Stevens Point, Wisconsin. In the acquisition, 474,753 shares of the Corporation's common stock at a fair market value of $15.7 million were issued to American's stockholders. Upon closing, American's wholly-owned subsidiary, American Equity Bank, F.S.B., was merged into the Bank as a branch office. American was merged into the Corporation. The transaction was accounted for as a purchase. American had total assets, deposits and stockholders' equity of $102.4 million, $65.3 million and $9.4 million, respectively.

MARKET AREA

    The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin as well as contiguous counties in Iowa and Illinois. As of March 31, 1996, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and 32 other full-service offices and three loan origination offices.

    The economy of Dane County is characterized by diversified industries, major medical facilities, state, federal and university governmental bodies, as well as a sound agricultural base. It is estimated that the population of Dane County increased by 13.5% from 1980 to 1990, which was more than three times the percentage increase for the entire State of Wisconsin.

    Madison is one of a few cities in the United States which houses both the State capitol and the major university of the state university system--The University of Wisconsin-Madison. In addition, Madison Area Technical College, a part of the highly regarded Wisconsin Vocational Education System, Edgewood College, a Catholic liberal arts college and Madison Junior College of Business, a nationally-recognized business college, are located in the Madison metropolitan area. Major non-governmental employers in Dane County include Cuna Mutual Insurance Company, American Family Insurance Company and Oscar Mayer Foods Corporation.

COMPETITION

    The Bank is subject to extensive competition from other savings institutions as well as commercial banks and credit unions in both attracting and retaining deposits and in real estate and other lending activities. Competition for deposits also comes from money market funds, bond funds, corporate debt and government securities. Competition for the origination of real estate loans comes principally from other savings institutions, commercial banks and mortgage banking companies. Competition for consumer loans is primarily from other savings institutions, commercial banks, automobile manufacturers and their financing subsidiaries, consumer finance companies and credit unions.

    The principal factors which are used to attract deposit accounts and distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations, and other services. The primary factors in competing for loans are interest rates, loan fee charges, timeliness and quality of service to the borrower.

FINANCIAL RATIOS

                                              Year Ended March 31,
                                    ---------------------------------------
                                    1996               1995            1994
                                    ----               ----            ----

Return on average assets            0.88%              1.00%           1.00%
Return on average equity           12.13              13.45           12.89
Average equity to average assets    7.24               7.41            7.74
Dividend payout ratio              11.76               8.51            8.28
Net interest margin                 3.18               3.60            3.64

LENDING ACTIVITIES

    GENERAL. At March 31, 1996, the Corporation's net loans held for investment totalled $1.361 billion, representing approximately 78% of its $1.755 billion of total assets at that date. Approximately 80% of the Corporation's total loans held for investment at March 31, 1996 were secured by first liens on real estate.

    The Bank's primary lending emphasis is on the origination of single-family residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank's loan portfolio and fixed-rate loans generally being originated for sale into the secondary market. In addition, in order to increase the yield and interest rate sensitivity of its portfolio, the Bank also originates commercial real estate, multi-family, construction, consumer and commercial business loans in its primary market area.

    The non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 1996, the Corporation's total loans held for investment included $257.5 million of consumer loans and $30.7 million of commercial business loans.

    LOAN PORTFOLIO COMPOSITION. The table on the following page presents information concerning the composition of the Corporation's consolidated loans held for investment at the dates indicated.


                                                                      March 31,
                              -----------------------------------------------------------------------------------------------------
                                      1996                  1995                 1994                 1993               1992
                              -------------------   -------------------   ------------------   ------------------  ----------------
                                        Percent               Percent              Percent              Percent            Percent
                              Amount    of Total    Amount    of Total    Amount   of Total    Amount   of Total   Amount  of Total
                              ------    --------    ------    --------    ------   --------    ------   --------   ------  --------
                                                                           (Dollars In Thousands)
Mortgage loans:
 Single-family residential    $  745,170  51.97%    $  716,212  55.83%    $  618,647 55.25%    $493,105   50.35%   $455,978  47.68%
 Multi-family residential        162,432  11.33        141,401  11.02        142,750 12.75      173,979   17.76     182,604  19.09
 Commercial real estate          139,918   9.76        123,438   9.62        129,196 11.54      121,419   12.40     140,781  14.72
 Construction                     77,187   5.38         66,519   5.19         50,691  4.53       34,699    3.54      24,473   2.56
 Land                             21,077   1.47         13,644   1.06          8,280  0.74        4,223    0.43       6,292   0.66
                              ----------  -----     ----------  -----     ---------- -----     --------   -----    --------  -----
   Total mortgage loans        1,145,784  79.91      1,061,214  82.72        949,564 84.81      827,425   84.48     810,128  84.71
                              ----------  -----     ----------  -----     ---------- -----     --------   -----    --------  -----

Consumer loans:
 Second mortgage
  and home equity                140,302   9.78        111,725   8.71         84,922  7.58       68,689    7.01      54,286   5.68
 Education                        88,674   6.18         69,264   5.40         52,289  4.67       48,457    4.95      45,752   4.78
 Other                            28,481   1.99         18,997   1.48         13,587  1.21       13,598    1.39      16,538   1.73
                              ----------  -----     ----------  -----     ---------- -----     --------   -----    --------  -----
   Total consumer loans          257,457  17.95        199,986  15.59        150,798 13.46      130,744   13.35     116,576  12.19
                              ----------  -----     ----------  -----     ---------- -----     --------   -----    --------  -----

Commercial business loans:
 Loans                            30,352   2.12         20,272   1.58         16,195  1.45       13,378    1.37      11,150   1.17
 Lease receivables                   363   0.02          1,467   0.11          3,154  0.28        7,859    0.80      18,450   1.93
                              ----------  -----     ----------  -----     ---------- -----     --------   -----    --------  -----
   Total commercial
    business loans                30,715   2.14         21,739   1.69         19,349  1.73       21,237    2.17      29,600   3.10
                              ----------  -----     ----------  -----     ---------- -----     --------   -----    --------  -----

   Gross loans receivable      1,433,956 100.00%     1,282,939 100.00%     1,119,711 100.00%    979,406  100.00%    956,304 100.00%
                                         ------                ------                ------              ------             ------
                                         ------                ------                ------              ------             ------

Contras to loans:
 Undisbursed loan proceeds       (46,493)              (25,980)              (27,950)           (18,465)            (11,263)
 Allowance for loan losses       (22,807)              (22,429)              (22,119)           (18,437)            (14,751)
 Unearned loan fees               (2,453)               (2,000)               (1,966)            (1,291)             (1,038)
 Discount on loans purchased      (1,005)               (1,151)                 (195)              (379)               (618)
 Unearned interest                  (118)                 (272)                 (536)            (1,640)             (3,620)
                              ----------            ----------            ----------           --------            --------
   Total contras to loans        (72,876)              (51,832)              (51,694)           (40,212)            (31,290)
                              ----------            ----------            ----------           --------            --------
   Loans receivable, net      $1,361,080            $1,231,107            $1,068,017           $939,194            $925,014


     The following table shows, at March 31, 1996, the scheduled contractual maturities of the Corporation's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                       MULTI-FAMILY
                                                       RESIDENTIAL
                                                           AND
                                       SINGLE-FAMILY    COMMERCIAL    CONSTRUCTION            COMMERCIAL
                                        RESIDENTIAL    REAL ESTATE      AND LAND    CONSUMER   BUSINESS
                                           LOANS          LOANS           LOANS      LOANS       LOANS
                                       -------------   ------------   ------------  --------  ----------
                                                                 (In Thousands)
Amounts due:

  In one year or less                    $ 33,701        $ 36,598        $69,863    $ 42,861    $11,687

  After one year through five years        93,907          44,724          4,218     121,604      9,724

  After five years                        617,562         221,851         24,183      92,992      9,304
                                         --------        --------        -------    --------    -------
                                         $745,170        $303,173        $98,264    $257,457    $30,715
                                         --------        --------        -------    --------    -------
                                         --------        --------        -------    --------    -------
Interest rate term on amounts due

  after one year:

    Fixed                                $125,367        $29,197         $ 2,161    $111,288    $18,689
                                         --------        --------        -------    --------    -------
                                         --------        --------        -------    --------    -------

    Adjustable                           $586,102        $237,378        $26,240    $103,308    $   339
                                         --------        --------        -------    --------    -------
                                         --------        --------        -------    --------    -------


      SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings associations, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 1996, $745.2 million of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured or guaranteed by a federal or state agency.

     The Bank has emphasized single-family residential loans which provide for periodic adjustments to the interest rate since the early 1980s. The adjustable-rate loans currently emphasized by the Bank have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans at its discretion, subject to a limit of 1% per adjustment and an aggregate 5% adjustment over the life of the loan. The Bank also originates, to a much lesser extent, adjustable-rate loans with terms which provide for annual adjustment to the interest rate in accordance with changes in a designated index, which generally are subject to a limit of 2% per adjustment and an aggregate 5% adjustment over the life of the loan.

      Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 1996, approximately $601.5 million or

80.7% of the Corporation's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates.

     The Bank continues to originate long-term, fixed-rate mortgage loans, including conventional, Federal Housing Administration ("FHA"), Federal Veterans Administration ("VA") and Wisconsin Housing and Economic Development Authority ("WHEDA") loans, in order to provide a full range of products to its customers. The Bank generally sells current production of these loans with terms of 20 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"),
WHEDA and other institutional investors, while keeping some of the 15-year term loans in its portfolio. The Bank retains the right to service substantially all loans that it sells.

     At March 31, 1996, approximately $143.7 million or 19.3% of the permanent single-family residential loans in the Corporation's loans held for investment consisted of loans which provide for fixed rates of interest. Almost 70% of these loans have original terms of 15 years or less. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

      MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. During the 1980s, the Bank emphasized the origination and purchase of loans secured by multi-family residences and commercial real estate located within and outside of Wisconsin in order to diversify the type and geographic location of its loan portfolio. Such loans also were emphasized because they generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 1996, the Corporation had $162.4 million of loans secured by multi-family residential real estate and $140.0 million of loans secured by commercial real estate. The Bank generally limits the origination of such loans to its own primary market area, except to facilitate the sale or resolution of certain remaining foreclosed properties outside its market area.

      The Bank's multi-family residential loans are primarily secured by apartment buildings and commercial real estate loans are primarily secured by office buildings, industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including motels, restaurants and nursing homes.

     Although terms vary, multi-family residential and commercial real estate loans generally have maturities of 15 to 30 years, as well as balloon payments, and terms which provide that the interest rates thereon may be adjusted annually at the Bank's discretion, subject to an initial fixed-rate for a one to three year period and an annual limit of 1% to 1.5% per adjustment, with no limit on the amount of such adjustments over the life of the loan.

     Pursuant to a program of loan income enhancement adopted by the Bank in the mid-1980s, from time to time the Bank pledged mortgage-backed securities or issued letters of credit to support revenue bonds (the "Bonds") issued on behalf of borrowers to finance multi-family residential and commercial developments, with the Bank receiving initial and annual enhancement fees. Due to the quality of the security, the Bonds were given the highest rating by independent rating agencies and the Bonds were sold (with the Bond proceeds going to the borrower) at a lower interest rate than would be available without the additional security provided by collateral pledged by the Bank. The Bank receives an annual guaranty fee up to 1.5% of the guaranty balance and, at March 31, 1996, the Bank had pledged a total of $3.8 million of mortgage-backed securities to secure the repayment of $2.6 million of Bonds.

     In the event that the third party borrower defaults on principal or interest payments on the Bonds, the Bank is required to either pay the amount in default or acquire the then outstanding bonds. The Bank may foreclose on the underlying real estate to recover amounts in default. The Bank does not anticipate entering into any new agreements.

     Multi-family residential and commercial real estate lending (including the provision of credit supports for revenue bonds which finance such lending, as discussed above) generally is considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or group of related borrowers. In addition, the payment experience on loans secured by existing income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in real estate markets or in the economy generally. The Bank generally attempts to limit these risks by, among other things, adopting what management believes are conservative underwriting standards and lending primarily in its market area.

     CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 1996, construction loans amounted to $77.2 million of the Corporation's total loans held for investment. Of this amount, $46.7 million and $9.4 million was represented by loans for the construction of single-family and multi-family residences, respectively. Land loans amounted to $21.1 million at March 31, 1996.

     The Bank's construction loans generally have terms of six to 12 months, fixed interest rates and fees which are due at the time of origination and at maturity if the Bank does not originate the permanent financing on the constructed property. Loan proceeds are disbursed in increments as construction progresses and as inspections by the Bank's in-house appraiser warrant. Land acquisition and development loans generally have the same terms as construction loans, but may have longer maturities than such loans.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and the need to obtain a tenant or purchaser if the property will not be owner-occupied, which similarly can be affected by adverse conditions in real estate markets or in the general economy.

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 1996, $257.5 million of the Corporation's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because of the high percentage of insured home equity loans which are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and secured education loans. Despite the risks inherent in consumer lending, the Corporation's net charge-offs on consumer loans as a percentage of gross loans has been minimal.

     The largest component of the Corporation's consumer loan portfolio are second mortgage and home equity loans, which amounted to $140.3 million or 54.5% of consumer loans at March 31, 1996. The Bank has placed additional emphasis on its home equity loan program in recent years to respond to changes in federal income tax laws. The primary home equity loan product has an adjustable interest rate which is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

     Due to the Bank's proximity to the University of Wisconsin, approximately 34.4% of its consumer loans at March 31, 1996 consisted of education loans, which generally are made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates which adjust monthly in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association or to other investors. However, the Bank's practice has been to retain these in its portfolio.

     The remainder of the Corporation's consumer loan portfolio consists of deposit account secured loans and loans which have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is responsible for 45% of the profit or losses from such activities. At March 31, 1996, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $16.6 million and $2.6 million, respectively.

     COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 1996, commercial business loans amounted to $30.7 million or 2.1% of the Corporation's total loans held for investment.

     The largest component of the Corporation's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by various equipment, machinery and other corporate assets. These loans amounted to $30.4 million at March 31, 1996. Commercial business loans generally have terms of five years or less and interest rates which float in accordance with a designated prime lending rate. Substantially all of such loans are secured and backed by the personal guarantees of the principals of the borrower.

     The remainder of the Corporation's commercial business loan portfolio is equipment lease receivables, which amounted to $363,000 at March 31, 1996. Most of these receivables were originated by a subsidiary of the Bank, AFC, and are primarily secured by telephone and computer equipment. The Bank currently is winding down the operations of AFC because of the higher level of risk associated with this type of lending activity. At March 31, 1996, the Corporation's equipment lease portfolio included $47,000 of non-performing leases, and $309,000 of the Corporation's allowance for loan losses was allocated to its equipment lease portfolio. See "Business--Subsidiaries."

     FEE INCOME FROM LENDING ACTIVITIES. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield.

     The Bank also receives other fees and charges relating to existing mortgage loans, which include prepayment penalties, late charges and fees collected in connection with a change in borrower or other loan modifications. Other types of loans also generate fee income for the Bank. These include annual fees assessed on credit card accounts, transactional fees relating to credit card usage and late charges on consumer loans.

     ORIGINATION, PURCHASE AND SALE OF LOANS. The Bank's loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, walk-in customers, referrals from real estate brokers and builders and direct solicitations. Commercial real estate loan originations are obtained by direct solicitations and referrals. Consumer loans are originated from walk-in customers, existing depositors and mortgagors and direct solicitation. Student loans are originated from solicitation of eligible students and from walk-in customers.

     Applications for all types of loans are obtained at the Bank's five regional lending offices, certain of its branch offices and three loan origination facilities. Loans may be approved by members of the Loan Committee within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. At least three signatures of members of the Senior Loan Committee are required to approve (i) all loans over $250,000 and all loans secured by properties over eight units and (ii) loans over $750,000 and up to $1.0 million, provided that the President is one of the approving members. Loans in excess of $1.0 million may be committed by the Senior Loan Committee, subject in all cases to the prior approval of the Board of Directors of the Bank.

     The Bank's general policy is to lend up to 80% of the appraised value of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 1996, the Bank had approximately $14.0 million of loans which had a loan-to-value ratio of greater than 80% and did not have private mortgage insurance for the portion of the loan above such amount.

     Property appraisals on the real estate and improvements securing the Bank's single-family residential loans are made by the Bank's staff or independent appraisers approved by the Bank's Board of Directors. Appraisals are performed in accordance with federal regulations and policies.

     The Bank's underwriting criteria generally require that multi-family residential and commercial real estate loans have loan-to-value ratios which amount to 80% or less and debt coverage ratios of at least 110%. The Bank also generally obtains personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrowers, as well as appraisals of the security property from independent appraisal firms.

     The portfolio of commercial and multi-family residential loans is reviewed on a continuing basis (annually for most loans of $500,000 or more) to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated, and approved by the Bank's Board of Directors.

     The Bank generally obtains title insurance policies on most first mortgage real estate loans it originates. If title insurance is not obtained or is unavailable, the Bank obtains an abstract of title and title opinion. Borrowers must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due.

     The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like the Bank, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which the Bank lends include comments on environmental influences and conditions. The Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans in the Bank's portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Bank's exposure to liability for environmental cleanup.

     The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA and other investors in the secondary market, such as WHEDA, the Wisconsin Department of Veterans Affairs and other financial institutions. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio, as well as all of the FHA and VA loans originated. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 90% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

     The Bank generally continues to collect payments on conventional loans which it sells to others as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 1996, the Bank was servicing $874.1 million of loans for others. The Bank sells all of the FHA/VA loans originated by it on a servicing-released basis.

     Although the Bank purchased larger multi-family residential and commercial real estate loans secured by properties located outside of its market area during the early to mid-1980s in order to obtain assets with higher yields and shorter maturities than are generally provided by single-family residential loans, the Bank in more recent years generally has not been an active purchaser of these types of loans because of sufficient loan demand in its market area. The Bank has been involved in the purchase of certain loans and participations (the majority secured by single-family residences) as part of the Resolution Trust Corporation's (the "RTC") auctions. During the year ended March 31, 1996, the Bank purchased $2.4 million of loans from the RTC, which was net of $245,600 in loan discount. Servicing of loans or loan participations purchased by the Bank generally is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 1996, approximately $30.1 million of mortgage loans were being serviced for the Bank by others.

     The following table shows the Corporation's consolidated total loans originated, purchased, sold and repaid during the periods indicated.


                                                             Year Ended March 31,
                                                       --------------------------------
                                                       1996          1995          1994
                                                       ----          ----          ----
                                                                (In Thousands)
Gross loans receivable at beginning of year(1)      $1,285,903    $1,136,253    $1,002,803
Loans originated for investment(2):
 Single-family residential                             159,525       152,781       263,804
 Multi-family residential                               15,792        14,419        26,264
 Commercial real estate                                 38,440        19,780        42,211
 Construction and land                                 116,556       102,123        65,717
 Consumer                                              141,820       114,825        91,634
 Commercial business                                    23,913        11,094        11,369
                                                    ----------    ----------    ----------
  Total originations                                   496,046       415,022       500,999
                                                    ----------    ----------    ----------
Loans purchased for investment:
 Single-family residential                               2,480         9,173           210
 Multi-family residential                                4,500           252            --
 Commercial real estate                                    939         1,440           596
 American Equity purchase                               85,244            --            --
                                                    ----------    ----------    ----------
  Total purchases                                       93,163        10,865           806
                                                    ----------    ----------    ----------
  Total originations and purchases                     589,209       425,887       501,805
Repayments                                            (338,847)     (249,619)     (361,500)
Transfers of loans to held for sale                    (99,345)      (13,040)           --
                                                    ----------    ----------    ----------
 Net activity in loans held for investment             151,017       163,228       140,305
                                                    ----------    ----------    ----------
Loans originated for sale(2):
 Single-family residential                             180,055        81,711       411,945
American Equity purchase                                 5,969            --            --
Transfers of loans from held for investment             99,345        13,040            --
Sales of loans                                        (177,593)     (108,329)     (403,704)
Loans converted into mortgage-backed securities        (96,772)           --       (15,096)
                                                    ----------    ----------    ----------
 Net activity in loans held for sale                    11,004       (13,578)       (6,855)
                                                    ----------    ----------    ----------
 Gross loans receivable at end of year(1)           $1,447,924    $1,285,903    $1,136,253
                                                    ----------    ----------    ----------
                                                    ----------    ----------    ----------

- ------------------------
(1)  Includes loans held for sale and loans held for investment.

(2) Refinancings of loans held in the Corporation's consolidated loan portfolio amounted to $99.1 million, $27.4 million and $359.6 million during the years ended March 31, 1996, 1995 and 1994, respectively.

     DELINQUENCY PROCEDURES. Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, the loan is considered delinquent and internal collection procedures generally are instituted. The borrower is contacted to determine the reason for the delinquency and attempts are made to cure the loan. In most cases, deficiencies are cured promptly. The Bank regularly reviews the loan status, the condition of the property, and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings.

     A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency and the borrower's ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Bank will generally bid an amount reasonably equivalent to the lower of the fair value of the foreclosed property or the amount of judgment due the Bank. A judgment of foreclosure for residential mortgage loans will normally provide for the recovery of all sums advanced by the mortgagee including, but not limited to, insurance, repairs, taxes, appraisals, post-judgment interest, attorneys' fees, costs and disbursements.

     Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When property is acquired, it is carried at the lower of carrying or estimated fair value at the date of acquisition, with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value. Remaining gain or loss on the ultimate disposal of the property is included in operations.

     LOAN DELINQUENCIES. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due more than 90 days.

     The interest income that would have been recorded during fiscal 1996 if the Corporation's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $153,000. The amount of interest income which was attributable to these loans and included in interest income during fiscal 1996 was $35,000.

     The following table sets forth information relating to delinquent loans of the Corporation and their relation to the Corporation's total loans held for investment at the dates indicated.

                                          March 31,
                     ---------------------------------------------------
                          1996              1995               1994
                     ---------------   ---------------   ---------------
                               % Of              % Of              % Of
                               Total             Total             Total
Days Past Due        Balance   Loans   Balance   Loans   Balance   Loans
- -------------        -------   -----   -------   -----   -------   -----
                                    (Dollars In Thousands)
30 to 59 days         $5,776   0.40%    $2,696   0.21%   $ 8,258   0.74%
60 to 89 days            789   0.06      1,099   0.09        884   0.08
90 days and over       1,890   0.13      2,493   0.19      2,464   0.22
                      ------   ----     ------   ----    -------   ----
  Total               $8,455   0.59%    $6,288   0.49%   $11,606   1.04%
                      ------   ----     ------   ----    -------   ----
                      ------   ----     ------   ----    -------   ----


     There were no non-accrual loans with a carrying value of $1.0 million or more at March 31, 1996. For additional discussion of the Corporation's asset quality, see Management's Discussion - Financial Condition Non-Performing Assets in the Corporation's Annual Report to Stockholders, filed as an exhibit hereto. See also Notes 1 and 5 to the Consolidated Financial Statements.

     FORECLOSED PROPERTIES. Set forth below is a brief description of the Corporation's foreclosed property which had a net carrying value of $1.0 million or more at March 31, 1996.

     HOTEL AND OFFICE BUILDING, GARDEN GROVE, CALIFORNIA. At March 31, 1996, the Corporation's foreclosed properties included a participation interest in a first mortgage loan secured by a hotel and office building complex located in Garden Grove, California. The Corporation's share of the loan amounted to $3.4 million at March 31, 1996. The owners filed for bankruptcy and the Bank is awaiting a proposed repayment plan.

     APARTMENT COMPLEX, ELM GROVE, WISCONSIN. At March 31, 1996, the Corporation's foreclosed properties also included a $2.2 million loan which is secured by an apartment complex in Elm Grove, Wisconsin. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property which the Bank is pursuing. The Bank believes any cleanup needed will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard. The Bank also believes that in the event of any remaining environmental cleanup liability that it will pursue reimbursement from the adjoining land owner, which is believed to have caused the contamination. As a result, the Bank does not anticipate incurring any cost at this time.

     CLASSIFIED ASSETS. OTS regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets:
"substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated special mention also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention.

     Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.

     Classified assets include non-performing assets plus other loans and assets, including contingent liabilities, meeting the criteria for classification. Non-performing assets include loans and foreclosed properties which are not performing under all material contractual terms of the original notes.

     As of March 31, 1996, the Bank's classified assets consisted of $12.6 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 1995, substandard assets amounted to $16.0 million and no loans were classified as special mention, doubtful or loss.

     ALLOWANCE FOR LOSSES. A provision for losses on loans and foreclosed properties is provided when a loss is probable and can be reasonably estimated. The allowance is established by charges against operations in the period in which those losses are identified.

     The Bank establishes general allowances based on the amount and types of loans in its loan portfolio and the amount of its classified assets. In addition the Bank monitors and uses standards for these allowances which depend on the nature of the classification and loan and location of the security property.

     Additional discussion on the allowance for losses at March 31, 1996 has been presented as part of the discussion of Allowance for Loan and Foreclosure Losses in Management's Discussion, which is contained in the Corporation's Annual Report to Stockholders, filed as an exhibit hereto.

SECURITIES - GENERAL

     Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

Securities are classified as trading when the Corporation actively buys and sells securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in the income statement.

     Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At March 31, 1996 and 1995 balances of stockholders' equity were reduced by $82,000 and $458,000 (net of $55,000 and $305,000 in deferred income taxes), respectively, to reflect the change in net unrealized loss on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 1996.

     In October 1995, the Financial Accounting Standards Board ("FASB") approved a modification of Statement of Financial Accounting Standards ("SFAS") No. 115, wherein from November 15, 1995 through December 31, 1995, the Corporation had the opportunity to reconsider its classifications of investment and mortgage-related securities as held to maturity, trading, or available for sale. Accordingly, the Corporation chose to reclassify certain mortgage-backed securities from held to maturity to available for sale. At the date of transfer, the amortized cost of the mortgage-backed securities was $90.4 million. The unrealized gain on those securities was $684,000, which is included in stockholders' equity net of income tax effect of $274,000.

MORTGAGE-RELATED SECURITIES

     The Corporation purchases mortgage-related securities to supplement loan production and to provide collateral for borrowings. The Corporation invests in mortgage-backed securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA") and in mortgage-derivative securities backed by FHLMC, FNMA and GNMA mortgage-backed securities.

     At March 31, 1996, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $83.0 million and included $65.2 million, $13.3 million and $4.5 million which are insured or guaranteed by FHLMC, FNMA and GNMA, respectively. The GNMA securities are the only adjustable-rate securities included in securities held to maturity.

     The fair value of the Corporation's mortgage-backed securities available for sale amounted to $103.0 million at March 31, 1996, of which $18.3 million are five- and seven-year balloon securities, $81.4 million are 15- and 30-year securities and $3.3 million are adjustable-rate securities.

     Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 1996, $78.7 million of the Corporation's mortgage-backed securities available for sale were pledged to secure various obligations of the Bank.

     The following table sets forth the activity in the Corporation's mortgage-backed securities during the periods indicated.

                                                      Year Ended March 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                         (In Thousands)
Mortgage-backed securities at
  beginning of year (1)                           $123,358  $145,687  $200,474
Held to maturity:
  Purchases                                          3,025     8,355    33,758
  Transfers to available for sale                  (90,376)       --        --
Available for sale:
  Purchases                                          5,531     2,497    12,282
  Acquired in exchange of loans                     96,772        --    15,096
  Transfers from held to maturity                   90,376        --        --
Sales                                               (9,107)     (888)  (31,730)
Repayments and other                               (33,574)  (32,293)  (84,193)
                                                  --------  --------  --------
  Mortgage-backed securities at
    end of year (1)                               $186,005  $123,358  $145,687
                                                  --------  --------  --------
                                                  --------  --------  --------
- ------------------------
(1) Includes mortgage-backed securities held to maturity and available for sale and does not include mortgage-derivative securities, discussed below.

     Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Bank's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMOs"), including CMOs which qualify as Real Estate Mortgage Investment Conduits ("REMIC") under the Internal Revenue Code of 1986, as amended ("Code") and are scheduled to mature within five years. At March 31, 1996, the amortized cost of the Corporation's mortgage-derivative securities held to maturity amounted to $27.7 million. The fair value of the mortgage-derivative securities available for sale amounted to $7.3 million at the same date.

     The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 1996, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                        One to Five Years   Six to Ten Years     Over Ten Years
                                       -------------------  -----------------  -----------------
                                                  Weighted           Weighted           Weighted
                                                  Average            Average            Average
                                       Balance     Yield    Balance   Yield    Balance   Yield     Total
                                       --------   --------  -------  --------  -------  --------  -------
                                                              (Dollars in Thousands)
Available for sale:
  Mortgage-derivative securities       $  7,255     5.62%   $    --      --%   $    --      --%   $  7,255
  Mortgage-backed securities             19,236     6.29     21,323    6.76     62,454    6.73     103,013
                                       --------     ----    -------    ----    -------    ----    --------
                                         26,491     6.11     21,323    6.76     62,454    6.73     110,268
                                       --------     ----    -------    ----    -------    ----    --------
Held to maturity:
  Mortgage-derivative securities         25,293     5.61      2,445    6.35         --      --      27,738
  Mortgage-backed securities             49,019     5.94     24,573    7.71      9,400    6.85      82,992
                                       --------     ----    -------    ----    -------    ----    --------
                                         74,312     5.83     27,018    7.59      9,400    6.85     110,730
                                       --------     ----    -------    ----    -------    ----    --------
  Mortgage-related securities          $100,803     5.90%   $48,341    7.22%   $71,854    6.75%   $220,998
                                       --------     ----    -------    ----    -------    ----    --------
                                       --------     ----    -------    ----    -------    ----    --------

     Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

      For additional information regarding the Corporation's mortgage-related securities, see the Corporation's Consolidated Financial Statements, including note 4 thereto.

INVESTMENT SECURITIES

     In addition to lending activities and investments in mortgage-related securities, the Corporation conducts other investment activities on an ongoing basis in order to diversify assets, limit interest rate risk and credit risk and meet regulatory liquidity requirements. Investment decisions are made by authorized officers in accordance with policies established by the respective boards of directors.

     The Corporation's policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to limitations on investment grade securities, the Corporation also invests in corporate debt securities from time to time.

     The table on the following page sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                             March 31,
                                    ----------------------------------------------------------
                                           1996                1995               1994
                                    ------------------  ------------------  ------------------
                                    Amortized   Fair    Amortized   Fair    Amortized   Fair
                                       Cost     Value     Cost      Value     Cost      Value
                                    ---------  -------  ---------  -------  ---------  -------
                                                          (In Thousands)
Available For Sale:
  U.S. Government and federal
   agency obligations                $20,498   $20,333   $13,733   $13,347   $10,472   $10,284
  Mutual funds                         9,059     9,058    10,185    10,185    10,497    10,497
  Corporate stock and other              791       850        --        --        --        --
                                     -------   -------   -------   -------   -------   -------
                                      30,348    30,241    23,918    23,532    20,969    20,781
Held To Maturity:
  U.S. Government and federal
   agency obligations                  2,500     2,503        --        --        --        --
  Certificates of deposit                 96        96       100       100        --        --
                                     -------   -------   -------   -------   -------   -------
                                       2,596     2,599       100       100        --        --
                                     -------   -------   -------   -------   -------   -------
  Total investment securities        $32,944   $32,840   $24,018   $23,632   $20,969   $20,781
                                     -------   -------   -------   -------   -------   -------
                                     -------   -------   -------   -------   -------   -------

     The following table shows the amortized cost, fair value and yield of the Corporation's investment securities by contractual maturity at March 31, 1996.

                                                Available For Sale           Held To Maturity
                                             -------------------------  -------------------------
                                             Amortized   Fair           Amortized   Fair
                                               Cost      Value   Yield    Cost      Value   Yield
                                             ---------  -------  -----  ---------  -------  -----
Due in one year or less                       $ 9,059   $ 9,058  5.42%    $   96   $   96   6.08%
Due after one year through five years          20,598    20,433  5.96      2,500    2,503   6.66
Corporate stock                                   691       750    --         --       --     --
                                              --------  -------           ------   ------
                                              $30,348   $30,241           $2,596   $2,599
                                              --------  -------           ------   ------
                                              --------  -------           ------   ------

     For additional information regarding the Corporation's securities, see the Corporation's Consolidated Financial Statements, including Note 3 thereto.

     The Bank is required by the OTS to maintain liquid assets at minimum levels which vary from time to time and which amounted to 5.0% at March 31, 1996. The Bank's liquidity ratio was 11.3% as of March 31, 1996.

SOURCES OF FUNDS

     GENERAL. Deposits are a major source of the Bank's funds for lending and other investment activities. In addition to deposits, the Bank derives funds from loan and mortgage-related securities principal repayments and prepayments, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

     DEPOSITS. The Bank's deposit products include passbook savings accounts, demand accounts, NOW accounts, money market deposit accounts and certificates of deposit ranging in terms of 42 days to seven years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more ("jumbo certificates").

     The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers which will provide funds for a specified fee. At March 31, 1996, the Bank had $20.5 million in brokered deposits.

     The Bank attracts deposits through a network of convenient office locations by utilizing a detailed customer sales and service plan and by offering a wide variety of accounts and services, competitive interest rates and convenient customer hours. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the characteristics of its deposit accounts, consideration is given to the profitability to the Bank, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Bank's competitors.

     The following table sets forth the activity in the Corporation's deposits during the periods indicated.

                                                            Year Ended March 31,
                                                     ----------------------------------
                                                        1996        1995        1994
                                                     ----------  ----------  ----------
                                                               (In Thousands)
Beginning balance                                    $1,092,120  $1,061,262  $1,057,678
Net increase (decrease) before interest credited         29,041      (3,482)    (33,089)
Interest credited                                        48,914      34,340      36,673
Purchase of American Equity                              64,803          --          --
                                                     ----------  ----------  ----------
  Net increase in deposits                              142,758      30,858       3,584
                                                     ----------  ----------  ----------
  Ending balance                                     $1,234,878  $1,092,120  $1,061,262
                                                     ----------  ----------  ----------
                                                     ----------  ----------  ----------

    The following table sets forth the amount and maturities of the Corporation's certificates of deposit at March 31, 1996.


                                       Over Six     Over       Over Two
                                        Months    One Year       Years        Over
                        Six Months      Through    Through      Through      Three
Interest Rate            and Less      One Year   Two Years   Three Years    Years     Total
- -------------            --------      --------   ---------   -----------    -----     -----
                                                      (In Thousands)

3.00% to 4.99%          $102,901       $  7,682   $  1,448    $   236       $   100  $122,367
5.00% to 6.99%           182,963        265,009    196,229     33,039        28,705   705,945
7.00% to 8.99%             4,871          3,331      8,856         36           405    17,499
                        --------       --------   --------    -------       -------  --------
                        $290,735       $286,022   $206,533    $33,311       $29,210  $845,811
                        --------       --------   --------    -------       -------  --------
                        --------       --------   --------    -------       -------  --------


    At March 31, 1996, the Corporation had $68.5 million of jumbo certificates, of which $11.6 million are scheduled to mature within three months, $7.3 million in over three months through six months, $38.5 million in over six months through 12 months and $11.1 million in over 12 months.

    BORROWINGS. From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB required to be held by the Bank and by certain of the Bank's mortgage loans. See "Regulation."
 Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

    From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank has utilized this source of funds during the year ended March 31, 1996 and may continue to do so in the future.

    The Corporation has a short-term loan payable obtained for a specific investment purpose. The loan is payable in quarterly installments, with interest at the lender's prime rate payable monthly. ADPC II has a mortgage on the multi-family property it owns. Principal and interest payments are due monthly, with the final payment due in October 2005. See Note 9 to the Corporation's Consolidated Financial Statements for more information on borrowings.

    The following table sets forth the outstanding balance and weighted average interest rate for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                             March 31,
                      --------------------------------------------------------
                            1996                 1995              1994
                      ------------------  ------------------  ----------------
                                Weighted            Weighted          Weighted
                                Average             Average           Average
                      Balance     Rate    Balance     Rate    Balance    Rate
                      -------   --------  -------   --------- -------  -------
                                          (Dollars In Thousands)
FHLB advances         $316,869    5.69%   $274,500    5.71%   $186,750   4.72%
Repurchase agreements   47,582    5.32       5,600    6.72          --     --
Other loans payable      7,031    9.94          --      --          --     --

    The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                                      March 31,
                                    ------------------------------------------
                                      1996              1995            1994
                                      ----              ----            ----
                                                  (In Thousands)
Maximum month-end balance:
 FHLB advances                       $177,500          $152,000        $69,750
 Repurchase agreements                 72,850             5,600             --
 Other loans payable                    5,998                --             --
Average balance:
 FHLB advances                        161,939            95,832         48,769
 Repurchase agreements                 35,352               467             --
 Other loans payable                      917                --             --

SUBSIDIARIES

    INVESTMENT DIRECTIONS, INC. IDI is a wholly-owned non-banking subsidiary of the Corporation formed in February 1996, which has invested in a limited partnership located in Austin, Texas.

    ANCHOR INSURANCE SERVICES, INC. AIS is a wholly-owned subsidiary of the Bank which offers a full line of insurance products, securities and annuities to its customers and members of the general public. For the year ended March 31, 1996, AIS had a net loss of $30. The Bank's investment in AIS amounted to $139,000 at March 31, 1996.

    ADPC II, LLC. ADPC II is a wholly-owned subsidiary of the Bank (99% ownership) and ADPC (1% ownership) formed in September 1995, which is engaged in the improvement and management of a multi-family property. This former foreclosed property was acquired from ADPC as a result of the reorganization plan from the bankruptcy proceedings. ADPC II obtained a $2.0 million loan from the Bank for renovations, all of which has now been sold to private investors in the secondary market. The Bank's investment in ADPC II at March 31, 1996 amounted to $1.6 million. ADPC II had a net loss of $74,000 for the year ended March 31, 1996.

    ADPC CORPORATION. ADPC is a wholly-owned subsidiary of the Bank which was engaged in the development of land in Arizona into saleable single-family lots. The development of land and sale of lots was completed during fiscal year 1996. ADPC also sold its multi-family foreclosed property to ADPC II. The Bank's investment in ADPC at March 31, 1996 amounted to $528,000. ADPC had net income of $215,000 for the year ended March 31, 1996.

    ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank which was incorporated in March 1993. AIC, which is located in the State of Nevada, was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $140.2 million at March 31, 1996. AIC had net income of $6.1 million for the year ended March 31, 1996. The Bank had outstanding notes to AIC of $24.0 million at March 31, 1996, with a weighted average rate of 8.56% and maturities during the next six months.

    ANCHOR FINANCIAL CORP. AFC is a wholly-owned subsidiary of the Bank which is engaged primarily in nationwide leasing and financing activities. AFC ceased originating new leases in 1991 because of the relatively poor payment experience of a portion of its lease portfolio and is presently winding down its operations. For the year ended March 31, 1996, AFC had net income of $102,000. The Bank's investment in AFC amounted to $265,000 at March 31, 1996.

EMPLOYEES

    The Bank had 499 full-time employees and 161 part-time employees at March 31, 1996. The Bank promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

REGULATION


    Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Corporation and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

    From time to time there are changes in applicable laws and regulations. In 1995, there were several bills introduced in the U.S. Congress which would affect the banking and savings industries. The Corporation currently is unable to predict whether these proposals will be enacted into law and, if so, any resulting impact on the Corporation or the Bank.

THE CORPORATION

    The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. In addition, the Corporation is subject to the examination and supervision by the Commissioner. The Commissioner is authorized to prohibit by order the activities of a savings and loan holding company which, among other things, the Commissioner feels endangers the safety of the savings and loan association or is contrary to the public interest. The Commissioner is empowered to direct the operations of the savings and loan association and its holding company until the order is complied with and may prohibit dividends from the savings and loan association to its holding company during such period.

    As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions as long as the Bank is in compliance with the Qualified Thrift Lender ("QTL") Test. See "Qualified Thrift
Lender Requirement."

    The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Interstate acquisitions generally are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

THE BANK

    The Bank is a state chartered savings institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad state and federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC. As a Wisconsin-chartered institution, the Bank is also subject to regulation, examination and supervision by the Commissioner.

    FEDERAL AND STATE REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of all insured savings associations. In addition, the Bank is subject to regulation and supervision by the Commissioner. As part of this authority, the Bank is required to file periodic reports with the OTS and the Commissioner and is subject to periodic examinations by the OTS, the Commissioner and the FDIC. Examinations by the Commissioner are usually conducted jointly with the OTS. When these examinations are conducted by the OTS, the Commissioner or the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss allowances. The last regular joint examination of the Bank by the OTS and the Commissioner was as of February 29, 1996. The FDIC was included in a joint examination as of November 30, 1992.

    The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's semi-annual OTS assessment for the six months ending June 30, 1996 was $147,000.

    Wisconsin-chartered institutions are also required to pay an annual state assessment. Under Wisconsin law, the fee cannot exceed 12 cents per $1,000 of assets or fraction thereof, as of the close of the preceding calendar year. In addition to an annual fee, each Wisconsin-chartered institution is subject to examination fees. The Bank's assessment for the year ending June 30, 1996 was $68,000.

    The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation, and their affiliated parties such as directors, officers, employees, agents and certain other persons providing services to the Bank or the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required. The Commissioner has similar enforcement authority over the Bank and the Corporation.

    In addition, the investment and lending authority of the Bank is prescribed by federal and state laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. The Bank is in compliance with each of these restrictions.

    The Bank's permissible loans-to-one-borrower lending limit under federal law is to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1996, the Bank had no loans to one borrower which exceeded the 15% or $16.2 million limitation. A broader limitation (the lesser of $30 million or 30% of unimpaired capital and surplus) is provided, under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one-borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Under Wisconsin law, the aggregate amount of loans that an association may make to any one borrower may not exceed 5% of the aggregate of an association's mortgage, consumer and commercial assets, except as otherwise authorized by the Commissioner. The Bank is in compliance with these loans-to-one-borrower limitations.

    INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The Bank is a member of the SAIF, which along with the Bank Insurance Fund ("BIF"), is one of the two insurance funds administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged, or is engaging in, unsafe or unsound practices, or is in an unsafe or unsound condition.

    The annual assessment for SAIF members for deposit insurance for the period from January 1, 1991 through December 31, 1992 was equal to .23% of insured deposits, which was payable on a semi-annual basis. Recent legislation eliminated limitations in increases in federal deposit insurance premiums and authorized the FDIC to increase the assessment rates to the extent necessary to protect the SAIF (as well as the BIF). Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. As of March 31, 1996, the insurance premiums for the Bank amounted to .23% of insured deposits.

    Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions.

    On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996. Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

    Recently, the U.S. House of Representatives and U.S. Senate have actively considered legislation which would eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 15 hereof.

    FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. The Bank meets the definition of a "well capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1996, the Bank had $20.5 million in brokered deposits.

    REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a core capital requirement and a risk-based capital requirement applicable to such savings associations. FIRREA mandated that these capital requirements be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

    The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained earnings, and certain noncumulative perpetual preferred stock and related surplus and minority interest in the equity accounts of fully consolidated subsidiaries. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights (in no event exceeding the amount of tangible capital), must be deducted from tangible capital.

    The capital standards require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus up to 25% of certain other intangibles which meet certain separate salability and market valuation tests. The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a minimum core capital ratio of between 4% and 5%. The Bank had a ratio of core capital to total assets of 6.10% at March 31, 1996.

    The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be used to satisfy the risk-based requirement is limited to the extent of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. At March 31, 1996, the Bank met all capital requirements on a fully phased-in basis. (See Note 10 to the Corporation's Consolidated Financial Statements, which is incorporated herein by reference.) In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets as determined by the OTS.

    In August 1993, the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and the market value of its assets multiplied by 2.0%. The final rule is effective as of January 1, 1994, subject however, to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. Thus, an institution with greater than normal risk would not have been subject to any deduction from total capital until July 1, 1994 (based on the calculation of the interest rate risk component using data as of December 31, 1993). However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeal process. In August 1995, the OTS issued Thrift Bulletin No. 67 which allows eligible institutions to request an adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will have a material effect on the Bank.

    Under current OTS policy, savings associations must value securities available for sale at amortized cost for regulatory purposes. This means that in computing regulatory capital, savings associations add back any unrealized losses and deduct any unrealized gains, net of income taxes, on securities reported as a separate component to stockholders' equity under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against any association that fails to meet its capital requirements (an "undercapitalized association"). The OTS may grant to an undercapitalized association an exemption from the various sanctions or penalties for failure to meet its capital requirements (other than appointment of a conservator or receiver and the mandatory growth restrictions) through the association's submission of and compliance with an approved capital plan. If the plan is not approved, the association generally will be prohibited from making capital distributions, increasing its assets or making any loans and investments without OTS approval and must comply with other limits imposed by the OTS.

    Any undercapitalized association is also subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties or the establishment of restrictions on all aspects of the association's operations.
 The OTS also could impose harsher measures, such as the appointment of a receiver or conservator or a forced merger into another institution. The grounds for appointment of a conservator or receiver include substantially insufficient capital and losses or likely losses that will deplete substantially all capital with no reasonable prospect for replenishment of capital without federal assistance.

    Wisconsin-chartered associations are required to maintain a net worth ratio of at least 6.0%. Under this provision, an association's "net worth ratio" is defined as a ratio, expressed as a percentage of assets, calculated by subtracting liabilities from assets, adding to the resulting difference unallocated general loan loss allowances, and dividing the sum by the association's assets. The rule authorizes the Commissioner to require an association to maintain a higher level of net worth if the Commissioner determines that the nature of the association's operations entails a risk requiring greater net worth to ensure the association's stability. A failure to comply with such requirements authorizes the Commissioner to direct the association to adhere to a plan, which can include various operating restrictions, in order to restore the association's net worth to required levels. At March 31, 1996, the Bank was in compliance with this net worth requirement with a ratio of 7.44%.

    LIMITATION ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

    The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account. Under the rule, a savings institution is classified as a tier 1 institution, a tier 2 institution or a tier 3 institution depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. A tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its fully phased-in regulatory capital requirement) may make capital distributions during any calendar year equal to 100% of its net income for the year-to-date period plus 50% of the amount by which the association's total capital exceeds its fully phased-in capital requirement (the "capital surplus"), as measured at the beginning of the calendar year.
 The Bank meets the requirements for a tier 1 association.

    A tier 2 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement) may make distributions not exceeding 75% of net income over the most recent four-quarter period.

    A tier 3 institution (i.e., one that either before or after a proposed capital distribution fails to meet its then-applicable minimum capital requirement) may not make any capital distributions without the prior written approval of the OTS or the OTS may prohibit a capital distribution.

    Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

    On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, the "tiered" approach described above would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined in the OTS regulations. Under the proposal, savings associations which are held by a savings and loan holding company would continue to be required to provide advance notice of the capital distribution to the OTS. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

    Unless prior approval of the Commissioner is obtained, the Bank may not pay a dividend or otherwise distribute any profits if it fails to maintain its required net worth ratio either prior to, or as a result of, such distribution.

    QUALIFIED THRIFT LENDER REQUIREMENT. All savings associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. Currently, a savings institution will be a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every 12 months. Subject to certain exceptions, qualified thrift investments generally consist of housing related loans and investments and certain groups of assets, such as consumer loans, to a limited extent. The term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets held by the savings institution in an amount up to 20% of its total assets. As of March 31, 1996, the Bank was in compliance with the QTL test.

    OTS regulations provide that any savings institution that fails to meet the definition of a QTL must either convert to a bank charter, other than a savings bank charter, or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings institutions and national banks. Additionally, any such savings institution that does not convert to a bank charter will be ineligible to receive further FHLB advances and, beginning three years after the loss of QTL status, will be required to repay all outstanding FHLB advances and dispose of or discontinue any preexisting investment or activities not permitted for both savings institutions and national banks. Further, within one year of the loss of QTL status, the holding company of a savings institution that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

    LIQUIDITY. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%.

    Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At March 31, 1996, the Bank was in compliance with these liquidity requirements.

    TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. The FHLBs provide a central credit facility for member savings institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to member (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

    As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 1996, the Bank owned $16.0 million in FHLB stock, which is in compliance with this requirement. The Bank has received substantial dividends on its FHLB stock. The dividend for fiscal 1996 amounted to $1.2 million as compared to $787,000 for fiscal 1995.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a charge to the Corporation's earnings.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 1996, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

    Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                                    TAXATION

FEDERAL

     The Corporation files a consolidated federal income tax return on behalf of itself, the Bank and its subsidiaries on a fiscal tax year basis. Income and expense are reported on the liability method of accounting.

     Savings institutions, such as the Bank, are generally taxed in the same manner as other corporations. Unlike other corporations, however, qualifying savings institutions that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are allowed to establish a reserve for bad debts and each tax year are permitted, within specified formula limits, to deduct additions to that reserve. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

     Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

     The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 32.2% assuming the maximum percentage bad debt deduction).

     If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

     Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. It is not expected that these limitations would be a limiting factor in the foreseeable future.

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income with certain adjustments and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax, and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     Earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1996, the Bank's bad debt reserves for tax purposes totaled approximately $31.3 million.

     Recently, there have been various legislative proposals in the U.S. Congress which provided for the repeal of the percentage bad debt reduction provision of the Code. The proposed legislation would have required the Bank to recapture for tax purposes (i.e. take into income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. Deferred taxes have been provided on this amount and as a result, adoption of this legislation as currently proposed would have an insignificant impact on the consolidated financial statements of the Corporation. Management currently is unable to predict whether any legislation regarding the repeal of the bad debt reduction will be adopted.

     The consolidated federal income tax returns of the Bank and its subsidiaries through March 31, 1992 are closed to examination by the Internal Revenue Service due to the expiration of the statute of limitations.

     The State of Wisconsin imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The current corporate tax rate imposed by Wisconsin is 7.9%. Wisconsin taxable income is substantially similar to federal taxable income except that no deduction is allowed for state income taxes paid. The current bad debt deduction for Wisconsin income tax purposes is the same as the deduction permitted for federal income tax purposes. Wisconsin does not allow the carryback of a net operating loss to prior taxable years. Thus, any net operating loss for state income tax purposes must be carried forward to offset income in future years. The Wisconsin corporate franchise tax is deductible for purposes of computing federal taxable income. The separate Wisconsin state income tax returns of the members of the Bank's group through March 31, 1991 are closed to examination by the Wisconsin Department of Revenue due to the expiration of the statute of limitations.

     The Bank also has an operating subsidiary (AIC) located in Nevada which manages a portion of the Bank's investment portfolio. The income of AIC is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2. PROPERTIES

     At March 31, 1996, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 32 other deposit-taking offices located primarily in southcentral and southwest Wisconsin. The Bank owns 23 of its deposit-taking offices, leases the land on which four such offices are located, and leases the remaining 6 deposit-taking offices. In addition, the Bank leases offices for three loan origination facilities. The leases expire between 1996 and 2005. The aggregate net book value at March 31, 1996 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $12.4 million. See Note 7 to the Corporation's Consolidated Financial Statements, filed as an exhibit hereto, for information regarding the premises and equipment. The following tables set forth the location of the Corporation's banking and other offices.

MADISON, WISCONSIN OFFICES:                 6501 Monona Drive
                                            Monona, Wisconsin
25 West Main Street
Madison, Wisconsin                          4702 East Towne Boulevard
                                            Madison, Wisconsin
302 North Midvale Boulevard
Madison, Wisconsin                          2000 Atwood Avenue
                                            Madison, Wisconsin (2)
2929 North Sherman Avenue
Madison, Wisconsin (1)                      DANE COUNTY OFFICES:

216 Cottage Grove Road                      1516 West Main Street
Madison, Wisconsin (1)                      Sun Prairie, Wisconsin

5750 Raymond Road                           6200 Century Avenue
Madison, Wisconsin (2)                      Middleton, Wisconsin (1)

333 South Westfield Road                    300 East Main Street
Madison, Wisconsin (1)                      Mount Horeb, Wisconsin

420 West Verona Avenue                      500 East Walworth Avenue
Verona, Wisconsin                           Delavan, Wisconsin

705 North Main Street                       606 Highway 69
Oregon, Wisconsin                           New Glarus, Wisconsin (2)

601 South Main Street                       2215 Holiday Drive
DeForest, Wisconsin                         Janesville, Wisconsin

204A-1 South Century Avenue                 150 North Ludington Street
Waunakee, Wisconsin (2)                     Columbus, Wisconsin

1720 Highway 51                             187 South Central Avenue
Stoughton, Wisconsin                        Richland Center, Wisconsin

                                            316 West Spring Street
SURROUNDING AREA OFFICES:                   Dodgeville, Wisconsin

1712 12th Street                            102 South Rock Avenue
Monroe, Wisconsin                           Viroqua, Wisconsin

80 South Court Street                       640 Division Street
Platteville, Wisconsin                      Stevens Point, Wisconsin

106 West Oak Street                         1101 Post Road
Boscobel, Wisconsin (2)                     Plover, Wisconsin (2)

100 West Racine Street
Janesville, Wisconsin                       LENDING ONLY OFFICES:

600 East Blackhawk Avenue                   772 Main Street, Suite 204
Prairie du Chien, Wisconsin                 Lake Geneva, Wisconsin (2)

708 North Madison Street                    1775 Witzel Avenue
Lancaster, Wisconsin                        Oshkosh, Wisconsin (2)

302 Bay Street                              2711 North Mason Street
Chippewa Falls, Wisconsin                   Appleton, Wisconsin (2)

- -------------------------

(1) Land is leased.

(2) Building and land is leased.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation. See "Management's Discussion" on page 18 of the Registrant's 1996 Annual Report to Stockholders filed as an exhibit hereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 1996, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Common Stock Information" on page 45 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The above-captioned information appears under "Management's Discussion" on page 6 of the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The above-captioned information appears under "Management's Discussion" on pages 8-18 of the Registrant's 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of Anchor BanCorp Wisconsin Inc. and its subsidiary, together with the report thereon by Ernst & Young LLP, appear on pages 20-44 of the Registrant's 1996 Annual Report to Stockholders and are incorporated herein by reference.

     Information with respect to the Employee Stock Option Plan ("ESOP") in
Note 11 is supplemented with the following. During the year ended March 31, 1996, the ESOP released 97,493 shares to the plan participants with a value of $3.0 million. As of March 31, 1996, there remained 80,021 shares with a value of $2.7 million which are scheduled to be released in the year ending March 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers is incorporated herein by reference to pages 2-5 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to pages 8-12 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 5-8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to pages 16-17 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated April 24, 1996, appearing in the 1996 Annual Report to Stockholders are incorporated herein by reference:

     Consolidated Balance Sheets at March 31, 1996 and 1995.

     Consolidated Statements of Income for each year in the three-year period ended March 31, 1996.

     Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 1996.

     Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 1996.

     Notes to Consolidated Financial Statements.

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS

     The following exhibits are either filed as part of this Report on Form 10-K or are incorporated herein by reference:

     EXHIBIT NO. 3.  CERTIFICATE OF INCORPORATION AND BYLAWS:

          3.1 Articles of Incorporation of Anchor BanCorp Wisconsin Inc. (incorporated herein by reference to Exhibit 3.1 of Registrant's Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 46536 ("Form S-1")).

          3.2 Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated herein by reference to Exhibit 3.2 of Registrant's Form S-1).


EXHIBIT NO. 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS:

          4 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4 of Registrant's Form S-1).

EXHIBIT NO. 10.  MATERIAL CONTRACTS:

          10.1 Anchor BanCorp Wisconsin Inc. Retirement Plan
               (incorporated herein by reference to Exhibit 10.1 of Registrant's Form S-1).

          10.2 Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Registrant's Form S-1).

          10.3 Anchor BanCorp Wisconsin Inc. 1992 Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.3 of Registrant's Form S-1).

          10.4 Anchor BanCorp Wisconsin Inc. Management Recognition Plans (incorporated herein by reference to Exhibit 10.4 of Registrant's Form S-1).

          10.5 Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1).

          10.6 Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the year ended March 31, 1995).

          10.7 Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant's Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended March 31, 1994).

          10.8  1995 Stock Option Plan for Non-Employee Directors
                (incorporated by reference to the Registrant's proxy statement filed on June 16, 1995).

          10.9 1995 Stock Incentive Plan (incorporated by reference to the Registrant's proxy statement filed on June 16, 1995).

          10.10 Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant's Form 10-K for the year ended March 31, 1995).

          10.11 Employment Agreement among the Corporation, the Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended March 31, 1995).

          10.12 Severance Agreement among the Corporation, the Bank and
                Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended March 31, 1995).

          10.13 Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended March 31, 1995).

          10.14 Severance Agreement among the Corporation, the Bank and
                Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant's Form 10-K for the year ended March 31, 1995).

          10.15 Anchor BanCorp Wisconsin Inc. Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant's Form S-1).

          10.16 Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant's Form S-1).

          10.17 AnchorBank, S.S.B. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended March 31, 1994).

          10.18 AnchorBank, S.S.B. Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended March 31, 1994).

The Corporation's management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.18 above.

EXHIBIT NO. 11.  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

The statement re: computation of per share earnings for fiscal year 1996 is as follows:

                                                Primary      Fully Diluted
                                               -----------   -------------

1. Net Income                                  $14,506,953    $14,506,953
                                               -----------    -----------
                                               -----------    -----------
2. Weighted average common shares
   outstanding                                   5,116,709      5,116,709
3. Common stock equivalents due to dilutive
   effect of stock options                         224,943        252,337
                                               -----------    -----------
4. Total weighted average common shares and
   equivalents outstanding                       5,341,652      5,369,046
                                               -----------    -----------
                                               -----------    -----------
5. Earnings per share                          $      2.72    $      2.70
                                               -----------    -----------
                                               -----------    -----------

EXHIBIT NO. 13.  1996 ANNUAL REPORT TO STOCKHOLDERS

     The 1996 Annual Report to Stockholders is attached as an exhibit to this Report. Portions of the 1996 Annual Report to Stockholders have been incorporated by reference into this Form 10-K, as indicated under Part II above.

EXHIBIT NO. 21.  SUBSIDIARIES OF THE REGISTRANT

     Subsidiary information is incorporated herein by reference to "Part I,
Item 1, Business-General" and "Part I, Item 1, Business-Subsidiaries."

EXHIBIT NO. 23.  CONSENT OF ERNST & YOUNG LLP

          The consent of Ernst & Young LLP is included herein as an exhibit to this Report.

EXHIBIT NO. 27.  FINANCIAL DATA SCHEDULE

          The Financial Data Schedule is included herein as an exhibit to this Report.

(b)   FORMS 8-K

      None

(c)   EXHIBITS

          Exhibits to the Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in the Index to Exhibits.

(d) FINANCIAL STATEMENTS EXCLUDED FROM ANNUAL REPORT TO SHAREHOLDERS PURSUANT TO RULE 14A3(b)

      Not applicable

                                    SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANCHOR BANCORP WISCONSIN INC.


                                       By: /s/ Douglas J. Timmerman
                                           ------------------------------------
                                               Douglas J. Timmerman
                                               Chairman of the Board, President
                                               and Chief Executive Officer

                                       Date:   May 28, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/ Douglas J. Timmerman                By: /s/ Michael W. Helser
    ---------------------------------------     -----------------------------------------
        Douglas J. Timmerman                        Michael W. Helser
        Chairman of the Board, President            Treasurer and Chief Financial Officer
        and Chief Executive Officer                 (principal financial and
        (principal executive officer)               accounting officer)
        Date:  May 28, 1996                         Date:  May 28, 1996



By: /s/ Robert C. Buehner                   By: /s/ Greg M. Larson
    ---------------------------------------     -----------------------------------------
        Robert C. Buehner                           Greg M. Larson
        Director                                    Director
        Date:  May 28, 1996                         Date:  May 28, 1996




By: /s/ Arlie M. Mucks, Jr.                 By: /s/ Pat Richter
    ---------------------------------------     -----------------------------------------
        Arlie M. Mucks, Jr.                         Pat Richter
        Director                                    Director
        Date:  May 28, 1996                         Date:  May 28, 1996




By: /s/ Bruce A. Robertson                  By: /s/ Holly Cremer Berkenstadt
    ---------------------------------------     -----------------------------------------
        Bruce A. Robertson                          Holly Cremer Berkenstadt
        Director                                    Director
        Date:  May 28, 1996                         Date:  May 28, 1996




By: /s/ Donald D. Kropidlowski
    ---------------------------------------
        Donald D. Kropidlowski
        Director
        Date:  May 28, 1996


                                     INDEX TO EXHIBITS

                                                                          Page

EXHIBIT NO. 3. CERTIFICATE OF INCORPORATION AND BYLAWS                     --
   Incorporated herein by reference.

EXHIBIT NO. 4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS         --
   Incorporated herein by reference.

EXHIBIT NO. 10. MATERIAL CONTRACTS                                         --
   Incorporated herein by reference.

EXHIBIT NO. 11. STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS           42
   Included herewith.

EXHIBIT NO. 13. 1996 ANNUAL REPORT TO STOCKHOLDERS                         47
   Filed herewith.

EXHIBIT NO. 21. SUBSIDIARIES OF THE REGISTRANT                             --
   Incorporated herein by reference.

EXHIBIT NO. 23. CONSENT OF ERNST & YOUNG LLP                               97
   Filed herewith.

EXHIBIT NO. 27 FINANCIAL DATA SCHEDULE                                     98
   Filed herewith.