Form 10-Q
period 1996-06-30
ANCHOR BANCORP WISCONSIN INC
filed 1996-08-12
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


                 COMMISSION FILE NUMBER:  0-20006


                  ANCHOR BANCORP WISCONSIN INC.
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           WISCONSIN                                    39-1726871
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

          25 West Main Street                              53703
           MADISON, WISCONSIN                            (Zip Code)
(Address of principal executive office)


                               (608) 252-8700
            Registrant's telephone number, including area code

                               NOT APPLICABLE
           (Former name, former address, and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/    No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class: Common stock -- $.10 Par Value

   Number of shares outstanding as of July 31, 1996:  4,664,335

                  ANCHOR BANCORP WISCONSIN INC.
                        INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                        PAGE #
                                                                      ------

        Item 1  Financial Statements (Unaudited)

                   Consolidated Balance Sheets as of June 30, 1996
                   and March 31, 1996                                    2

                   Consolidated Statements of Income for the Three
                   Months Ended June 30, 1996 and 1995                   3

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended June 30, 1996 and 1995             4

                   Notes to Unaudited Consolidated Financial
                   Statements                                            6

        Item 2  Management's Discussion and Analysis

                   Results of Operations                                 8

                   Financial Condition                                  10

                   Asset Quality                                        11

                   Liquidity & Capital Resources                        14

                   Asset/Liability Management                           15

PART II - OTHER INFORMATION

        Item 1  Legal Proceedings                                       18
        Item 2  Changes in Securities                                   18
        Item 3  Defaults Upon Senior Securities                         18
        Item 4  Submission of Matters to Vote of Security Holders       18
        Item 5  Other Information                                       19
        Item 6  Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                              20

                    ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                                  JUNE 30,           MARCH 31,
                                                                    1996               1996
                                                                  --------           ---------
                                                                         (In Thousands)
ASSETS
Cash                                                            $   34,382          $   35,454
Federal funds sold                                                   6,841               7,525
Interest-bearing deposits                                              719                 710
                                                                ----------          ----------
   Cash and cash equivalents                                        41,942              43,689
Securities available for sale:
 Investment securities                                              46,944              30,241
 Mortgage-related securities                                       101,680             110,268
Securities held to maturity:
 Investment securities (fair value of $5.5 million and               5,547               2,596
   $2.6 million, respectively)
 Mortgage-related securities (fair value of $135.4 million
  and $109.9 million, respectively)                                138,642             110,730
Loans receivable, net:
 Held for sale                                                       7,014              13,968
 Held for investment                                             1,396,167           1,361,080
Foreclosed properties and repossessed assets, net                    6,326               6,077
Real estate held for development and sale                           12,363              13,640
Office properties and equipment                                     18,761              18,906
Federal Home Loan Bank stock--at cost                               17,734              16,019
Accrued interest on investments and loans                           12,629              11,549
Prepaid expenses and other assets                                   16,499              15,793
                                                                ----------          ----------
  Total assets                                                  $1,822,248          $1,754,556
                                                                ----------          ----------
                                                                ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        $1,270,622          $1,240,958
Advance payments by borrowers for taxes and insurance               15,257               7,938
Notes payable to Federal Home Loan Bank                            348,669             316,869
Reverse repurchase agreements                                       46,517              47,582
Other loans payable                                                  6,756               7,031
Other liabilities                                                   16,532              15,776
                                                                ----------          ----------
  Total liabilities                                              1,704,353           1,636,154
                                                                ----------          ----------
Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                           --                  --
Common stock, $.10 par value, 20,000,000 shares
 authorized, 6,249,662 shares issued                                   625                 625
Additional paid-in capital                                          50,086              50,086
Retained earnings                                                  104,048             100,191
Less: Treasury stock (1,410,270 shares and 1,315,312 shares,
 respectively)                                                     (32,496)            (29,298)
      Deferred compensation due employees                             (928)               (928)
      Common stock purchased by recognition plans                   (1,546)             (1,546)
      Unrealized losses on securities available for sale,
        net of tax                                                  (1,894)               (728)
                                                                ----------          ----------
  Total stockholders' equity                                       117,895             118,402
                                                                ----------          ----------
  Total liabilities and stockholders' equity                    $1,822,248          $1,754,556
                                                                ----------          ----------
                                                                ----------          ----------

     See accompanying Notes to Unaudited Consolidated Financial Statements.
                                      -2-

          ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                     ---------------------------
                                                                         1996           1995
                                                                         ----           ----
                                                                 (In Thousands, Except Per Share Data)
Interest income:
   Loans                                                             $29,725           $25,227
   Mortgage-related securities                                         3,483             2,762
   Investment securities                                                 909               748
   Interest-bearing deposits                                             174                53
                                                                     -------           -------
     Total interest income                                            34,291            28,790

Interest expense:
   Deposits                                                           14,467            12,297
   Notes payable and other borrowings                                  5,814             4,229
   Other                                                                 109               106
                                                                     -------           -------
     Total interest expense                                           20,390            16,632
                                                                     -------           -------
     Net interest income                                              13,901            12,158
Provision for loan losses                                                 --               175
                                                                     -------           -------
     Net interest income after provision
       for loan losses                                                13,901            11,983

Non-interest income:
   Loan servicing income                                                 704               626
   Service charges on deposits                                           882               664
   Insurance commissions                                                 319               214
   Net gain on sale of loans                                             157               132
   Net loss on sale of securities                                         --                --
   Other                                                               1,907               403
                                                                     -------           -------
     Total non-interest income                                         3,969             2,039

Non-interest expenses:
   Compensation                                                        5,532             4,365
   Occupancy                                                             754               631
   Federal insurance premiums                                            705               612
   Furniture and equipment                                               720               530
   Data processing                                                       501               475
   Marketing                                                             518               445
   Net cost of operations of foreclosure properties                       28                11
   Other                                                               1,973             1,363
                                                                     -------           -------
     Total non-interest expenses                                      10,731             8,432
                                                                     -------           -------
     Income before income taxes                                        7,139             5,590
Income taxes                                                           2,604             1,981
                                                                     -------           -------
     Net income                                                      $ 4,535           $ 3,609
                                                                     -------           -------
                                                                     -------           -------
Earnings per share:
     Primary                                                         $  0.90           $  0.70
     Fully-diluted                                                      0.89              0.70

        See accompanying Notes to Unaudited Consolidated Financial Statements.
                                      -3-

             ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         -------------------
                                                                         1996           1995
                                                                         ----           ----
                                                                            (In Thousands)
OPERATING ACTIVITIES
 Net income                                                            $ 4,535         $ 3,609
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans and real estate                            --             225
   Provision for depreciation and amortization                             506             409
   Loans originated for sale                                           (39,546)        (28,634)
   Proceeds from sales of loans held for sale                           46,657          23,045
   Net gain on sales of loans and securities                              (157)           (132)
   Increase in accrued interest receivables                             (1,080)           (632)
   Increase in accrued interest payable                                    896             416
   Decrease in accounts payable                                         (1,857)           (424)
   Other                                                                   692           2,030
                                                                       -------         -------
    Net cash provided (used) by operating activities                    10,646             (88)

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale            --           4,484
 Purchase of investment securities available for sale                  (17,071)        (16,194)
 Purchase of investment securities held to maturity                     (2,950)             --
 Purchase of mortgage-related securities held to maturity               (5,703)             --
 Principal collected on mortgage-related securities                     15,004           7,699
 Net increase in loans receivable                                      (65,757)        (33,163)
 Purchase of office properties and equipment                              (355)           (861)
 Sales of real estate                                                    1,958             580
 Purchase of real estate held for sale                                    (491)            (40)
 Increase in capitalized expense on real estate                              3             (20)
                                                                       -------         -------
    Net cash used by investing activities                              (75,362)        (37,515)

         ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         -------------------
                                                                         1996           1995
                                                                         ----           ----
                                                                            (In Thousands)
FINANCING ACTIVITIES
 Increase in deposits                                                 $ 29,065       $  18,612
 Increase in advance payments by
  borrowers for taxes and insurance                                      7,319           6,045
 Proceeds of notes payable to Federal Home Loan Bank                   126,500         136,100
 Repayment of notes payable to Federal Home Loan Bank                  (94,700)       (116,850)
 Decrease in securities sold under agreements to repurchase             (1,065)             --
 Decrease in other loans payable                                          (275)             --
 Treasury stock purchased                                               (3,444)         (4,192)
 Sale of treasury stock for American purchase                               --           3,486
 Reissuance of treasury stock for options                                   60              23
 Payments of cash dividends to stockholders                               (491)           (403)
                                                                       -------         -------
    Net cash provided by financing activities                           62,969          42,821
                                                                       -------         -------
    Increase (decrease) in cash and cash equivalents                    (1,747)          5,218
 Cash and cash equivalents at beginning of year                         43,689          28,865
                                                                       -------         -------
    Cash and cash equivalents at end of year                          $ 41,942        $ 34,083
                                                                       -------         -------
                                                                       -------         -------

Supplementary cash flow information:
 Cash paid or credited to accounts:
  Interest on deposits and borrowings                                 $ 15,736        $ 15,822
  Income taxes                                                             346             570

 Non-cash transactions:
  Mortgage loans transferred to loans held for sale                         --           2,573
  Loans transferred to foreclosed properties                               404             479
  Mortgage loans held for investment converted into
    mortgage-backed securities                                          30,266          91,011
  Securities available for sale market value adjustment                 (1,945)            908
  American Equity BanCorp purchase:
   Investment securities available for sale                                 --          (2,390)
   Mortgage-related securities available for sale                           --            (954)
   Loans held for sale                                                      --           5,969)
   Loans receivable                                                         --         (85,244)
   Office properties and equipment                                          --          (1,314)
   Federal Home Loan Bank stock                                             --          (1,346)
   Other assets                                                             --          (4,022)
   Deposits                                                                 --          64,803
   Notes payable to Federal Home Loan Bank                                  --          26,314
   Other liabilities                                                        --           1,038
   Treasury stock issued                                                    --           7,698
   Other stockholders' equity                                               --           1,273

     See accompanying Notes to Unaudited Consolidated Financial Statements.
                                      -5-

                  ANCHOR BANCORP WISCONSIN INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank") and Investment Directions, Inc. ("IDI"). The Bank's statements include its wholly-owned subsidiaries, Anchor Insurance Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), Anchor Investment Corporation ("AIC"), Anchor Financial Corp. ("AFC") and ADPC II LLC ("ADPC II"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three month period ended June 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending March 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1996.

NOTE 3 - STOCKHOLDERS' EQUITY

On May 28, 1996, 1,200 shares of the management recognition plan were earned by the recipients. During the quarter ended June 30, 1996, 7,400 shares of stock options were exercised at a price of $8.00 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The net loss of $186,000 was accounted for as an adjustment to retained earnings. During the quarter ended June 30, 1996, the Corporation repurchased 102,358 shares of common stock on the open market for an average price of $33.65. On May 15, 1996, the Corporation paid out a cash dividend of $.10 per share, amounting to $491,331.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 1996 and 1995 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares of common stock and common stock equivalents outstanding for June 30, 1995 have been adjusted to reflect the five-for-four stock split distributed on October, 1995.

                                                                 THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------------------------------
                                                              1996                        1995
                                                     -------------------------     ------------------------
                                                      PRIMARY    FULLY DILUTED     PRIMARY    FULLY DILUTED
                                                      -------    -------------     -------    -------------
Net income                                           $4,535,277    $4,535,277     $3,609,156    $3,609,156
                                                     ----------    ----------     ----------    ----------
                                                     ----------    ----------     ----------    ----------
Weighted average common shares
  outstanding                                         4,836,910     4,836,910      4,979,528     4,979,528
Common stock equivalents based on the
  treasury stock method                                 229,559       233,406        184,804       187,369
                                                     ----------    ----------     ----------    ----------
Total weighted average common shares
  and equivalents outstanding                         5,066,469     5,070,316      5,164,332     5,166,897
                                                     ----------    ----------     ----------    ----------
                                                     ----------    ----------     ----------    ----------
Earnings per share                                   $     0.90    $     0.89     $     0.70    $     0.70
                                                     ----------    ----------     ----------    ----------
                                                     ----------    ----------     ----------    ----------


NOTE 5 - CONTINGENT LIABILITIES

The Bank had previously entered into agreements whereby, for an annual fee, certain mortgage-backed securities are pledged as collateral for industrial revenue bonds for unrelated third party borrowers. At June 30, 1996, mortgage-backed securities with a carrying value of approximately $3.1 million were pledged as collateral for industrial revenue bonds totalling $2.6 million, which were current as of June 30, 1996.

NOTE 6 - SUBSEQUENT EVENTS

On July 23, 1996, the Corporation announced that its Board of Directors declared an $.125 per share cash dividend to be paid on August 15, 1996 to stockholders of record on August 1, 1996.

On July 23, 1996, the Corporation announced that its Board of Directors had authorized the repurchase of up to 232,900 shares, or 5 percent, of the outstanding common shares. Repurchased shares are held as treasury stock and may be used for general corporate purposes.

                  ANCHOR BANCORP WISCONSIN INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

GENERAL. Net income for the three months ended June 30, 1996 increased to $4.5 million as compared to $3.6 million in the same period in the prior year. The increase in net income for the period was largely due to (i) the increase in net interest income of $1.8 million, (ii) the increase in non-interest income of $1.9 million and (iii) the decrease in the provision for loan losses of $175,000, which were partially offset by (i) the increase in non-interest expenses of $2.3 million and (ii) the increase in income taxes of $623,000.

NET INTEREST INCOME. Net interest income increased $1.8 million for the three months ended June 30, 1996 compared to the same period in 1995. The net interest margin decreased to 3.24% from 3.28% for the period. The interest rate spread increased to 3.03% from 3.01% for the same period. Interest income increased $5.5 million and interest expense increased $3.8 million for the three months ended June 30, 1996 as compared to the same period in 1995.

Interest income on loans increased $4.5 million for the three month period ended June 30, 1996 as compared to the same period in the prior year. This was primarily a result of the increase of $169.0 million in the average balance of loans for the period due to the increased origination of portfolio loans. Interest income on mortgage-related securities increased $721,000 for the same period due to the increase of $46.7 million in the average balance.

Interest expense on deposits increased $2.2 million for the three month period ended June 30, 1996 as compared to the same period in 1995. The increase was due primarily to the increase in the average balance of deposits of $141.7 million, primarily as a result of deposits obtained through an acquisition on June 30, 1995 and the promotion of a new market yield demand deposit account. The average rate on deposits increased from 4.49% to 4.67% during the three months ended June 30, 1996 and 1995, respectively, primarily as a result of the above-described increases in deposits. Interest expense on notes payable and other borrowings increased $1.6 million during the same period. This was a result of an increase of $104.7 million in the average balance of borrowings during the same period, as well as increases in the weighted average rate paid on borrowings during the period.

PROVISION FOR LOAN LOSSES. Provision for loan losses decreased $175,000 during the three months ended June 30, 1996 as compared to the same period in 1995. See "Asset Quality" for further discussion.

NON-INTEREST INCOME. Non-interest income increased $1.9 million during the three months ended June 30, 1996 as compared to the same period in the prior year as a result of several factors. Service charges on deposits increased $218,000 during the period due to increased fees for TYME transactions and demand deposit returned checks. Other income increased $1.5 million due primarily to increased partnership income from an unconsolidated partnership of the Corporation ($717,000) and a consolidated partnership of IDI ($886,000), which were partially offset by decreases in various other income items totalling $99,000.

NON-INTEREST EXPENSE. Non-interest expense increased $2.3 million during the three month period ended June 30, 1996 as compared to the same period in 1995 as a result of several factors. Compensation expense increased $1.2 million due primarily to increases in staff, salaries and benefits as a result of additional offices. Furniture and occupancy expenses increased $313,000 primarily due to increased depreciation and other costs from additional offices. Other expenses increased $610,000 during the period due to increases in goodwill amortization, legal fees and a minority interest in net income of consolidated partnerships.

INCOME TAXES. Income tax expense increased $623,000 during the three months ended June 30, 1996 as compared to the same period in 1995. The effective tax rate for the current period was 36.5% as compared to 35.4% for the same period last year.

The following table shows the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                                                        THREE MONTHS ENDED JUNE 30,
                                                   -------------------------------------------------------------------
                                                                 1996                                   1995
                                                   -------------------------------         ---------------------------
                                                                           AVERAGE                              AVERAGE
                                                   AVERAGE                  YIELD/         AVERAGE               YIELD/
                                                   BALANCE     INTEREST     COST(1)        BALANCE    INTEREST   COST(1)
                                                   -------     --------    --------        -------    --------   -------
                                                                           (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                   $1,137,544     $22,561     7.93%        $1,027,152    $19,917   7.76%
Consumer loans                                      258,394       6,409     9.92            208,810      4,728   9.06
Commercial business loans                            29,829         755    10.12             20,842        582  11.17
                                                 ----------     -------                  ----------    -------
  Total loans receivable                          1,425,767      29,725     8.34          1,256,804     25,227   8.03
Mortgage-related securities                         220,209       3,483     6.33            173,494      2,762   6.37
Investment securities                                43,375         624     5.75             31,709        485   6.12
Interest-bearing deposits                            11,381         174     6.12              3,526         53   6.01
Federal Home Loan Bank stock                         16,936         285     6.73             16,256        263   6.47
                                                 ----------     -------                  ----------    -------
  Total interest-earning assets                   1,717,668      34,291     7.99          1,481,789     28,790   7.77
Non-interest-earning assets                          64,771                                  49,015
                                                 ----------                              ----------
  Total assets                                   $1,782,439                              $1,530,804
                                                 ----------                              ----------
                                                 ----------                              ----------
INTEREST-BEARING LIABILITIES
Demand deposits                                  $  278,649       1,782     2.56         $  177,407        686   1.55
Regular passbook savings                            106,365         608     2.29            106,241        603   2.27
Certificates of deposit                             853,042      12,077     5.66            812,696     11,008   5.42
                                                 ----------     -------                  ----------    -------
  Total deposits                                  1,238,056      14,467     4.67          1,096,344     12,297   4.49
Notes payable and other borrowings                  393,794       5,814     5.91            289,102      4,229   5.85
Other                                                12,215         109     3.57             12,519        106   3.39
                                                 ----------     -------                  ----------    -------
  Total interest-bearing liabilities              1,644,065      20,390     4.96          1,397,965     16,632   4.76
                                                                -------    -----                        ------  -----
Non-interest-bearing liabilities                     18,188                                  18,384
                                                 ----------                              ----------
  Total liabilities                               1,662,253                               1,416,349
Stockholders' equity                                120,186                                 114,455
                                                 ----------                              ----------
  Total liabilities and stockholders' equity     $1,782,439                              $1,530,804
                                                 ----------                              ----------
                                                 ----------                              ----------
  Net interest income/interest rate spread                      $13,901     3.03%                      $12,158   3.01%
                                                                -------    -----                       -------  -----
                                                                -------    -----                       -------  -----
  Net interest-earning assets                    $   73,603                              $   83,824
                                                 ----------                              ----------
                                                 ----------                              ----------
  Net interest margin                                                       3.24%                                3.28%
                                                                           -----                                -----
                                                                           -----                                -----
  Ratio of average interest-earning assets
   to average interest-bearing liabilities             1.04                                    1.06
                                                       ----                                    ----
                                                       ----                                    ----

- -------------------
(1) Annualized

FINANCIAL CONDITION

During the three months ended June 30, 1996, the Corporation increased its assets $67.7 million to $1.82 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $19.7 million as a result of purchases of $20.0 million of U.S. Government and agency securities which was partially offset by market value and other adjustments of $400,000.

Mortgage-related securities (both available for sale and held to maturity) increased $19.3 million as a result of (i) exchanges of $30.3 million of loans held for investment for securities guaranteed by the Federal National Mortgage Association and backed by such loans and (ii) purchases of $5.7 million. These increases were partially offset by principal repayments and market value adjustments of $16.6 million. Mortgage-related securities consisted of $208.3 million mortgage-backed securities and $32.0 million of mortgage-derivative securities at June 30, 1996.

The Corporation's investments in mortgage-derivative securities are limited to federal agency issued REMICs which represent an interest in mortgage-backed securities. These investments are deemed to have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.

Total loans (including loans held for sale) increased $28.1 million during the three months ended June 30, 1996. Activity for the period included (i) originations and purchases of $227.4 million, (ii) sales of $76.9 million, which included exchanges of $30.3 million for mortgage-backed securities and
(iii) principal repayments and other adjustments of $122.4 million.

Deposits increased $29.7 million during the three months ended June 30, 1996. The increase was due to an increase in brokered deposit accounts and a new market yield demand deposit account. Brokered deposits have been used in the last six months and may be used in the future as the need for funds requires it. Brokered deposits totalled $39.8 million at June 30, 1996 and generally mature in one year. FHLB advances increased $31.8 million. Reverse repurchase agreements and other borrowings decreased $1.3 million during the three months ended June 30, 1996. Advance payments by borrowers for taxes and insurance increased $7.3 million.

Stockholders' equity decreased $507,000 during the three months ended June 30, 1996 as a net result of (i) net income of $4.5 million, (ii) stock options exercised of $60,000, (iii) the increase in net unrealized losses of available-for-sale securities of $1.2 million, (iv) treasury stock repurchased of $3.4 million and (v) cash dividends of $491,000.
                                      -10-

ASSET QUALITY

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due 90 days or more.

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) increased to $11.8 million at June 30, 1996 from $10.3 million at March 31, 1996 and increased as a percentage of total assets to .65% from .59% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                                               AT MARCH 31,
                                                   AT JUNE 30,         --------------------------------
                                                      1996             1996          1995          1994
                                                   -----------         ----          ----          ----
                                                                     (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 1,445           $   629      $   833       $   565
 Multi-family residential                                --                --           --            37
 Commercial real estate                                 490               470          624           617
 Construction and land                                   --                81           81            81
 Consumer                                               317               202          219           333
 Commercial business                                    483               508          736           831
                                                    -------           -------      -------       -------
  Total non-accrual loans                             2,735             1,890        2,493         2,464
Real estate held for development and sale             2,778             2,319          857         2,767
Foreclosed properties and repossessed assets, net     6,326             6,077        7,116         5,294
                                                    -------           -------      -------       -------
  Total non-performing assets                       $11,839           $10,286      $10,466       $10,525
                                                    -------           -------      -------       -------
                                                    -------           -------      -------       -------

Performing troubled debt restructurings             $   331           $   332      $   335       $ 4,687
                                                    -------           -------      -------       -------
                                                    -------           -------      -------       -------

Total non-accrual loans to total loans                 0.19%             0.13%        0.19%         0.22%
Total non-performing assets to total assets            0.65              0.59         0.69          0.76
Allowance for loan losses to total loans               1.55              1.59         1.75          1.98
Allowance for loan losses to total
 non-accrual loans                                   835.06           1206.72       899.68        897.69
Allowance for loan and foreclosure losses
 to total non-performing assets                      198.92            228.70       221.82        213.42

Non-accrual loans increased $845,000 during the three months ended June 30, 1996. The increase was primarily due to two loans, one loan secured by a property in Lake Geneva, Wisconsin totalling $340,000 and the other loan secured by a condominium unit in Vero Beach, Florida totalling $450,000, which reverted back to the Bank as part of a lawsuit with the Bank. Non-performing real estate held for development and sale increased $459,000 for the same period due to increased development costs in ADPC II. Foreclosed properties and repossessed assets increased $249,000 during the three months ended June 30, 1996.

At June 30, 1996, there were no non-accrual loans with a carrying value of greater than $1.0 million.

Foreclosed properties and repossessed assets included two properties with a carrying value of greater than $1.0 million. The first is a hotel and office building in Garden Grove, California. The Corporation's share of the net carrying value of this property amounted to $3.4 million at June 30, 1996. The owners have filed for bankruptcy.

The second property is an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property, which the Bank is pursuing. The Bank believes any cleanup which may be necessary will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard. The Bank also believes that in the event of any remaining environmental cleanup liability that it will pursue reimbursement from the adjoining land owner, which is believed to have caused the contamination. As a result, the Bank does not anticipate incurring any cost at this time.

At June 30, 1996, the Bank's assets which have been classified by it pursuant to Federal regulations consisted of $15.9 million of loans and foreclosed properties classified as "substandard," net of reserves. As of March 31, 1996, the substandard assets amounted to $12.6 million. In each case, these amounts included the above discussed non-performing assets.

The following table sets forth information relating to the Corporation's loans which are less than 90 days delinquent at the dates indicated.


                                                                           AT MARCH 31,
                                                   AT JUNE 30,     --------------------------------
                                                      1996         1996          1995          1994
                                                   -----------     ----          ----          ----
                                                                    (In Thousands)
30 to 59 days                                        $5,199        $5,776     $2,696         $8,258
60 to 89 days                                         3,086           789      1,099            884
                                                     ------        ------     ------         ------
    Total                                            $8,285        $6,565     $3,795         $9,142
                                                     ------        ------     ------         ------
                                                     ------        ------     ------         ------

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                         ------------------
                                                         1996          1995
                                                         ----          ----
                                                        (Dollars In Thousands)
Allowance at beginning of period                       $22,807       $22,429
Charge-offs:
  Mortgage                                                 (40)           (1)
  Consumer                                                 (16)          (16)
  Commercial business                                       (1)           --
                                                       -------       -------
     Total charge-offs                                     (57)          (17)
Recoveries:
  Mortgage                                                   9            62
  Consumer                                                   2             4
  Commercial business                                       78             9
                                                       -------       -------
     Total recoveries                                       89            75
                                                       -------       -------
     Net recoveries                                         32            58
Provision                                                   --           175
Allowance from American                                     --           550
                                                       -------       -------
  Allowance at end of period                           $22,839       $23,212
                                                       -------       -------
                                                       -------       -------
Net recoveries to average loans                           0.01%         0.02%
                                                       -------       -------
                                                       -------       -------

Although management believes that the June 30, 1996 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from the Bank, payments on its loans and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits and advances.

At June 30, 1996, the Corporation had outstanding commitments to originate loans of $46.1 million, commitments to extend funds to, or on behalf of customers, pursuant to lines and letters of credit of $58.7 million, loans sold with recourse to the Corporation in the event of default by the borrower of $3.7 million and financial guarantees provided to holders of certain industrial revenue bonds of $2.6 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 1996 amounted to $589.3 million and scheduled maturities of FHLB advances during the same period totalled $232.3 million. The Bank has entered into agreements with certain brokers which will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%. During the quarter ended June 30, 1996, the Bank's average liquidity ratio was 11.25%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirements of the State of Wisconsin.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS and the State of Wisconsin at June 30, 1996:

                                                                                    STATE OF
                                        TANGIBLE       CORE        RISK-BASED      WISCONSIN
                                         CAPITAL      CAPITAL       CAPITAL         CAPITAL
                                        --------      -------      ----------      ---------
Bank's stockholder's equity             $107,028     $107,028       $107,028       $107,028
Adjustment for:
 SFAS No.115 capital component             1,931        1,931          1,931             --
 Allowable unallocated general
  loss allowance                              --           --         13,911         21,362
 Goodwill and other                       (2,566)      (2,566)        (2,835)           --
                                        --------     --------       --------       --------
  Total regulatory capital               106,393      106,393        120,035        128,390
Required amount                           27,138       54,275         88,440        108,589
                                        --------     --------       --------       --------
  Excess                                $ 79,255     $ 52,118       $ 31,595       $ 19,801
                                        --------     --------       --------       --------
                                        --------     --------       --------       --------
Regulatory capital ratio                    5.88%        5.88%         10.86%          7.09%
Required ratio                              1.50         3.00           8.00           6.00
                                            ----         ----           ----           ----
  Excess                                    4.38%        2.88%          2.86%          1.09%
                                            ----         ----           ----           ----
                                            ----         ----           ----           ----

The OTS has proposed to increase the core capital ratio from the current
3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS has added an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of this rule was pending at June 30, 1996. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

ASSET/LIABILITY MANAGEMENT

The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the "gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. During a period of rising interest rates, a negative gap over a particular period would tend to adversely affect net interest income over such period, while a positive gap over a particular period would tend to result in an increase in net interest income over such period.

The Corporation's strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements on the net interest margin. As part of this strategy, the Corporation sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, invests in medium-term mortgage-related securities and invests in consumer loans which generally have shorter terms to maturity and higher and/or adjustable interest rates.

The Corporation also originates multi-family residential and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans. Long-term, fixed-rate, single-family residential mortgage loans originated for sale in the secondary market are generally committed for sale at the time the interest rate is locked with the borrower. As such, these loans involve little interest rate risk to the Corporation.

The Corporation's cumulative net gap position at June 30, 1996 for one year or less was a positive 3.21% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summaries the Corporation's interest rate sensitivity gap position as of June 30, 1996.

                                                            MORE THAN       MORE THAN
                                               WITHIN         ONE TO         THREE TO     MORE THAN
                                              ONE YEAR      THREE YEARS     FIVE YEARS    FIVE YEARS     TOTAL
                                             ---------      -----------     ----------    ----------    ------
                                                               (Dollars In Thousands)
Interest-earning assets:
 Mortgage loans (1) (2):
  Fixed                                     $   97,313       $ 69,257       $ 26,544      $ 17,152    $  210,266
  Variable                                     640,298        274,810         12,225            --       927,333
 Consumer loans (1)                            175,267         61,614         19,527         4,742       261,150
 Commercial business loans (1)                  23,704          4,356             --            --        28,060
 Mortgage-related securities (3)               112,748         89,166         25,389        13,019       240,322
 Investment securities and other
  interest-earning assets (3)                   33,111          9,187         17,753            --        60,051
                                            ----------       --------       --------      --------    ----------
    Total                                   $1,082,441       $508,390       $101,438      $ 34,913    $1,727,182
                                            ----------       --------       --------      --------    ----------
                                            ----------       --------       --------      --------    ----------
Interest-bearing liabilities:
 Deposits (4)                               $  740,433       $335,372       $ 69,963      $ 40,910    $1,186,678
 Borrowings                                    283,524        118,369             49            --       401,942
                                            ----------       --------       --------      --------    ----------
    Total                                   $1,023,957       $453,741       $ 70,012      $ 40,910    $1,588,620
                                            ----------       --------       --------      --------    ----------
                                            ----------       --------       --------      --------    ----------

Interest sensitivity gap                    $   58,484       $ 54,649       $ 31,426      $ (5,997)   $  138,562
                                            ----------       --------       --------      --------    ----------
                                            ----------       --------       --------      --------    ----------

Cumulative interest sensitivity gap         $   58,484       $113,133       $144,559      $138,562
                                            ----------       --------       --------      --------
                                            ----------       --------       --------      --------

Cumulative interest sensitivity gap
 as a percent of total assets                     3.21%          6.21%          7.93%         7.60%
                                                  ----           ----           ----          ----
                                                  ----           ----           ----          ----

(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $46.8 million, and (ii) non-accrual loans, which amounted to $2.7 million.
(2) Includes $7.0 million of loans held for sale spread throughout the periods.
(3) Includes $148.6 million of securities available for sale spread throughout the periods.
(4) Does not include $77.3 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $6.7 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

                           PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS.

          The Bank is involved in litigation relating to alleged structural deficiencies of a property located in Vero Beach, Florida. The Bank contracted for the completion of this property after it was acquired by foreclosure and converted it into a condominium complex. In January, 1993, the Bank and the Homeowners Association which represents the condominium owners entered into a settlement agreement which covers various repairs totalling $500,000 which the Corporation accrued in September, 1992 and paid in January 1993, as well as repairs which are related to the post-tension cable system, an estimated amount of which was accrued by the Corporation in September, 1993 but has not yet been paid. Three lawsuits have been filed against the Bank in connection with the foregoing by various owners of condominiums in the complex and the Homeowners Association. During fiscal 1996, one trial involving an individual homeowner was finished, of which the result relieved the Bank of any claim for punitive and/or general damages, but provided the owner with recision (return of the unit to the Bank). The Bank is currently considering the alternatives of appeal and/or negotiated settlement. Based on the outcome of the above described case and the evaluation of the accruals by the Corporation to date, management does not believe that the remaining litigation will have a material adverse effect on the financial condition or operations of the Corporation.


ITEM 2    CHANGES IN SECURITIES.

          Not applicable


ITEM 3    DEFAULTS UPON SENIOR SECURITIES.

          Not applicable


ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS.

          The Annual Meeting of Stockholders was held on July 23, 1996. There were 4,849,742 shares of common stock which could be voted and 4,281,605 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the vote.


                                                              NUMBER OF VOTES
                                                             ------------------
                                                             FOR       WITHHELD
                                                             ---       --------
Nominees for three-year term ending 1999:
Arlie M. Mucks                                            4,224,522     57,083
Pat Richter                                               4,232,640     48,965
Donald Kropidlowski                                       4,232,777     48,828

                                                             FOR       AGAINST      ABSTAIN
                                                             ---       -------      -------
Appointment of Ernst & Young LLP as independent
 auditor for year ending March 31, 1997                   4,249,307     12,061       20,237

ITEM 5    OTHER INFORMATION.

          The Balanced Budget Act of 1995, which was passed by the U.S. Congress but vetoed by the President of the United States in December 1995, included provisions which would, among other things, recapitalize the Savings Association Insurance Fund ("SAIF") which provides the federal insurance of the Bank, with a one-time charge on SAIF-insured institutions of at least approximately $.85 for every $100 of assessable deposits, and provide for an eventual merger of the SAIF and the Bank Insurance Fund administered by the FDIC. Although legislative proposals containing similar provisions to recapitalize SAIF continue to be made, the Bank currently is unable to predict the likelihood of legislation effecting these changes. If the proposed assessment of $.85 to $.90 per $100 of assessable deposits was effected based on deposits as of March 31, 1995, as proposed, the Bank's pro rata share would amount to approximately $9.3 million to $9.9 million, respectively, on a pre-tax basis.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               None

          (b)  Reports of Form 8-K:

               None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ANCHOR BANCORP WISCONSIN INC.




Date:       July 31, 1996       By: /s/ Douglas J. Timmerman
        ---------------------       -----------------------------------------
                                    Douglas J. Timmerman, Chairman of the Board,
                                    President and Chief Executive Officer


Date:       July 31, 1996       By: /s/ Michael W. Helser
        ---------------------       -----------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer