Form 10-Q
period 1996-09-30
ANCHOR BANCORP WISCONSIN INC
filed 1996-11-12
CIK 885322

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       COMMISSION FILE NUMBER:  0-20006

                         ANCHOR BANCORP WISCONSIN INC.
                         -----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Wisconsin                                39-1726871
                  ---------                                ----------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

           25 West Main Street
            Madison, Wisconsin                               53703
           -------------------                               -----
  (Address of principal executive office)                 (Zip Code)

                             (608) 252-8700
                             --------------
         Registrant's telephone number, including area code

                              Not Applicable
                              --------------
         (Former name, former address, and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class: Common stock -- $.10 Par Value

       Number of shares outstanding as of October 31, 1996:  4,625,824

                         ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

PART I - FINANCIAL INFORMATION                                          PAGE #
                                                                        ------

           Item 1  Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of September 30, 1996
                      and March 31, 1996                                     2

                      Consolidated Statements of Income for the Three and Six
                      Months Ended September 30, 1996 and 1995               3

                      Consolidated Statements of Cash Flows for the
                      Six Months Ended September 30, 1996 and 1995           4

                      Notes to Unaudited Consolidated Financial
                      Statements                                             6

           Item 2  Management's Discussion and Analysis

                      Results of Operations                                  9

                      Financial Condition                                   12

                      Asset Quality                                         14

                      Liquidity & Capital Resources                         17

                      Asset/Liability Management                            18

PART II - OTHER INFORMATION

           Item 1  Legal Proceedings                                        21
           Item 2  Changes in Securities                                    21
           Item 3  Defaults Upon Senior Securities                          21
           Item 4  Submission of Matters to Vote of Security Holders        21
           Item 5  Other Information                                        22
           Item 6  Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                  23

               ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                              SEPTEMBER 30,       MARCH 31,
                                                                                   1996              1996
                                                                              -------------       ---------
                                                                                       (IN THOUSANDS)

ASSETS
Cash                                                                         $   32,691          $   35,454
Federal funds sold                                                               14,912               7,525
Interest-bearing deposits                                                            --                 710
                                                                             ----------          ----------
  Cash and cash equivalents                                                      47,603              43,689
Securities available for sale:
 Investment securities                                                           56,875              30,241
 Mortgage-related securities                                                     96,372             110,268
Securities held to maturity:
 Investment securities (fair value of $7.0 million and $2.6 million,
  respectively)                                                                   7,051               2,596
 Mortgage-related securities (fair value of $159.3 million
  and $109.9 million, respectively)                                             162,943             110,730
Loans receivable, net:
  Held for sale                                                                   5,447              13,968
  Held for investment                                                         1,428,446           1,361,080
 Foreclosed properties and repossessed assets, net                                6,494               6,077
 Real estate held for development and sale                                       10,076              13,640
 Office properties and equipment                                                 18,639              18,906
 Federal Home Loan Bank stock--at cost                                           18,881              16,019
 Accrued interest on investments and loans                                       13,069              11,549
 Prepaid expenses and other assets                                               19,688              15,793
                                                                             ----------          ----------
  Total assets                                                               $1,891,584          $1,754,556
                                                                             ----------          ----------
                                                                             ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $1,292,509          $1,240,958
Notes payable to Federal Home Loan Bank                                         370,119             316,869
Reverse repurchase agreements                                                    66,629              47,582
Other loans payable                                                               5,301               7,031
Advance payments by borrowers for taxes and insurance                            22,522               7,938
Other liabilities                                                                23,982              15,776
                                                                             ----------          ----------
  Total liabilities                                                           1,781,062           1,636,154
                                                                             ----------          ----------
Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                        --                  --
Common stock, $.10 par value, 20,000,000 shares
authorized, 6,249,662 shares issued                                                 625                 625
Additional paid-in capital                                                       50,409              50,086
Retained earnings                                                               103,134             100,191
Less: Treasury stock (1,621,088 shares and 1,315,312 shares, respectively)      (39,915)            (29,298)
      Deferred compensation due employees                                          (928)               (928)
      Common stock purchased by recognition plans                                (1,310)             (1,546)
      Unrealized losses on securities available for sale, net of tax             (1,493)               (728)
                                                                             ----------          ----------
   Total stockholders' equity                                                   110,522             118,402
                                                                             ----------          ----------
   Total liabilities and stockholders' equity                                $1,891,584          $1,754,556
                                                                             ----------          ----------
                                                                             ----------          ----------

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                   ------------------     ----------------
                                                                     1996       1995        1996          1995
                                                                     ----       ----        ----          ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income:
  Loans                                                            $29,615     $26,731     $59,340       $51,958
  Mortgage-related securities                                        4,117       3,966       7,600         6,728
  Investment securities                                              1,163         974       2,072         1,722
  Interest-bearing deposits                                            142         117         316           170
                                                                   -------     -------     -------       -------
     Total interest income                                          35,037      31,788      69,328        60,578

Interest expense:
  Deposits                                                          14,991      13,853      29,458        26,150
  Notes payable and other borrowings                                 6,193       4,967      12,007         9,196
  Other                                                                180         175         289           281
                                                                   -------     -------     -------       -------
     Total interest expense                                         21,364      18,995      41,754        35,627
                                                                   -------     -------     -------       -------
     Net interest income                                            13,673      12,793      27,574        24,951
Provision for loan losses                                               --         150          --           325
                                                                   -------     -------     -------       -------
     Net interest income after provision for loan losses            13,673      12,643      27,574        24,626
Non-interest income:
   Loan servicing income                                               752         711       1,456         1,337
   Service charges on deposits                                         939         832       1,821         1,496
   Insurance commissions                                               418         217         737           431
   Net gain on sale of loans                                           251         242         408           401
   Other                                                             2,954         312       4,861           638
                                                                   -------     -------     -------       -------
     Total non-interest income                                       5,314       2,314       9,283         4,303
Non-interest expenses:
   Compensation                                                      5,193       4,866      10,725         9,231
   Occupancy                                                           720         709       1,474         1,340
   Federal insurance premiums                                          714         671       1,419         1,283
   Federal insurance special assessment                              7,663          --       7,663            --
   Furniture and equipment                                             705         632       1,425         1,162
   Data processing                                                     526         527       1,027         1,002
   Marketing                                                           533         432       1,051           877
   Net cost (income) of operations of foreclosure properties           178         (26)        206           (15)
   Other                                                             3,075       1,587       5,048         2,900
                                                                   -------     -------     -------       -------
     Total non-interest expenses                                    19,307       9,398      30,038        17,780
                                                                   -------     -------     -------       -------
     Income (loss) before income taxes                                (320)      5,559       6,819        11,149
Income taxes (benefit)                                                (390)      1,968       2,214         3,949
                                                                   -------     -------     -------       -------
     Net income                                                    $    70     $ 3,591     $ 4,605       $ 7,200
                                                                   -------     -------     -------       -------
                                                                   -------     -------     -------       -------
Earnings per share:
     Primary                                                       $  0.01     $  0.65     $  0.93       $  1.34
     Fully Diluted                                                    0.01        0.65        0.93          1.34

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        ----------------
                                                                        1996          1995
                                                                        ----          ----
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                           $   4,605     $  7,200
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Provision for losses on loans and real estate                             --          450
  Provision for depreciation and amortization                            1,036          891
  Loans originated for sale                                            (66,827)     (92,887)
  Proceeds from sales of loans held for sale                            75,756       87,796
  Net gain on sales of loans and securities                               (408)        (236)
  Increase in accrued interest receivables                               (1,520)     (1,165)
  Increase in accrued interest payable                                    2,007         975
  Increase in accounts payable                                            6,636       1,907
  Other                                                                  (4,549)         41
                                                                     ----------    --------
  Net cash provided by operating activities                              16,736       4,972

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale              --       5,772
Purchase of investment securities available for sale                    (26,882)    (27,541)
Purchase of investment securities held to maturity                       (4,453)         --
Proceeds from maturities of investment securities                            --       1,275
Purchase of mortgage-related securities available for sale                   --        (596)
Purchase of mortgage-related securities held to maturity                (12,974)     (2,055)
Principal collected on mortgage-related securities                       28,502      19,284
Net increase in loans receivable                                       (123,089)    (55,928)
Purchase of office properties and equipment                                (785)     (1,529)
Sales of office properties and equipment                                     35          74
Sales of real estate                                                      9,933       2,117
Purchase of real estate held for sale                                    (6,011)     (1,731)
Increase in capitalized expense on real estate                              (10)        (48)
                                                                      ---------    --------
Net cash used by investing activities                                  (135,734)    (60,906)

                ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                ----------------
                                                                              1996           1995
                                                                              ----           ----
                                                                                 (IN THOUSANDS)
FINANCING ACTIVITIES
Increase in deposits                                                       $  50,040     $  40,438
Increase in advance payments by
 borrowers for taxes and insurance                                            14,584        13,628
Proceeds of notes payable to Federal Home Loan Bank                          340,300       235,600
Repayment of notes payable to Federal Home Loan Bank                        (287,050)     (241,200)
Increase in securities sold under agreements to repurchase                    19,047        31,616
Decrease in other loans payable                                               (1,730)           --
Treasury stock purchased                                                     (11,379)       (8,229)
Sale of treasury stock for American purchase                                      --         3,486
Reissuance of treasury stock for options                                         190           171
Payments of cash dividends to stockholders                                    (1,090)         (832)
                                                                           ---------     ---------
Net cash provided by financing activities                                    122,912        74,678
                                                                           ---------     ---------
Increase in cash and cash equivalents                                          3,914        18,744
Cash and cash equivalents at beginning of period                              43,689        28,865
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                 $  47,603     $  47,609
                                                                           ---------     ---------
                                                                           ---------     ---------

Supplementary cash flow information:
 Cash paid or credited to accounts:
  Interest on deposits and borrowings                                      $  39,747     $  34,652
  Income taxes                                                                5,441          4,537

Non-cash transactions:
 Mortgage loans transferred to loans held for sale                               --          2,573
 Loans transferred to foreclosed properties                                     785            615
 Mortgage loans held for investment converted into
  mortgage-backed securities held to maturity                                 54,938        96,772
Securities available for sale market value adjustment                         (1,276)          945
American Equity BanCorp purchase:
 Investment securities available for sale                                         --        (2,390)
 Mortgage-related securities available for sale                                   --          (954)
 Loans held for sale                                                              --        (5,969)
 Loans receivable                                                                 --       (85,244)
 Office properties and equipment                                                  --        (1,314)
 Federal Home Loan Bank stock                                                     --        (1,346)
 Other assets                                                                     --        (4,022)
 Deposits                                                                         --        64,803
 Notes payable to Federal Home Loan Bank                                          --        26,314
 Other liabilities                                                                --          1,038
 Treasury stock issued                                                            --          7,698
 Other stockholders' equity                                                       --          1,273

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

In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three and six month periods ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending March 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1996.

NOTE 3 - STOCKHOLDERS' EQUITY

On July 15, 1996, 29,500 shares of the management recognition plan were earned by the recipients. During the quarter ended September 30, 1996, 14,690 shares of stock options were exercised at a weighted price of $8.86 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The net loss of $386,500 was accounted for as an adjustment to retained earnings. During the quarter ended September 30, 1996, the Corporation repurchased 225,501 shares of common stock on the open market for an average price of $35.19. On August 15, 1996, the Corporation paid out a cash dividend of $.125 per share, amounting to $598,548.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three and six months ended September 30, 1996 and 1995 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares of common stock and common stock equivalents outstanding for September 30, 1995 have been adjusted to reflect the five-for-four stock split distributed on October, 1995.

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------------------
                                                  1996                         1995
                                         ----------------------      -----------------------
                                         PRIMARY  FULLY DILUTED      PRIMARY   FULLY DILUTED
                                         -------  -------------      -------   -------------
Net income                             $   69,997   $   69,997     $3,590,793    $3,590,793
                                       ----------   ----------     ----------    ----------
                                       ----------   ----------     ----------    ----------
Weighted average common shares
 outstanding                            4,646,480    4,646,480      5,299,355     5,299,355
Common stock equivalents based on the
 treasury stock method                    232,079        225,222      220,923       238,231
                                       ----------   ------------   ----------    ----------
Total weighted average common shares
 and equivalents outstanding            4,878,559    4,871,702      5,520,278     5,537,586
                                       ----------   ------------   ----------    ----------
                                       ----------   ------------   ----------    ----------
Earnings per share                     $     0.01   $     0.01      $    0.65    $     0.65
                                       ----------   ----------     ----------    ----------
                                       ----------   ----------     ----------    ----------


                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------

                                                  1996                         1995
                                         ----------------------      -----------------------

                                         PRIMARY  FULLY DILUTED      PRIMARY   FULLY DILUTED
                                         -------  -------------      -------   -------------
Net income                             $4,605,274   $4,605,274      $7,199,949   $7,199,949
                                       ----------   ------------   ----------    ----------
                                       ----------   ------------   ----------    ----------

Weighted average common shares
 outstanding                            4,741,172    4,741,172       5,140,315    5,140,315
Common stock equivalents based on the
 treasury stock method                    230,819      232,973         201,891      242,754
                                       ----------   ------------   ----------    ----------
Total weighted average common shares
 and equivalents outstanding            4,971,991    4,974,145      5,342,206     5,383,069
                                       ----------   ------------   ----------    ----------
                                       ----------   ------------   ----------    ----------
Earnings per share                     $     0.93   $     0.93     $     1.34    $     1.34
                                       ----------   ----------     ----------    ----------
                                       ----------   ----------     ----------    ----------


NOTE 5 - CONTINGENT LIABILITIES

The Bank had previously entered into agreements whereby, for an annual fee, certain mortgage-backed securities were pledged as collateral for industrial revenue bonds for unrelated third party borrowers. As of September 30, 1996, the industrial revenue bonds were paid off. The Bank does not anticipate entering into any more of these agreements.

NOTE 6 - SUBSEQUENT EVENTS

On October 18, 1996, the Corporation announced that its Board of Directors declared an $.125 per share cash dividend to be paid on November 15, 1996 to stockholders of record on November 1, 1996.

NOTE 7 - REGULATORY ISSUES

On September 30, 1996, the Omnibus Appropriations Act of 1997 was signed into law. Among other things, this law provided for the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation and resulted in a one-time charge to all institutions with SAIF-insured deposits of 0.657% of SAIF-insured deposits held as of March 31, 1995. The effect on the Bank of the charge on second quarter fiscal 1997 results was $7.7 million before tax and $4.6 million net of tax, or $0.94 per share. The law also resulted in a reduction of the Bank's annual SAIF assessment rate from 0.23% to 0.064% of applicable deposits effective
January 1, 1997.

                        ANCHOR BANCORP WISCONSIN INC.
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL. Net income for the three and six months ended September 30, 1996 decreased to $70,000 and $4.6 million, respectively, as compared to $3.6 million and $7.2 million, respectively, for the same periods in the prior year. The decrease in net income for the periods was due to the one-time charge of $7.7 million, net of $3.1 million in income taxes, associated with the recapitalization of the SAIF. Additional changes included (i) an increase in net interest income of $880,000 and $2.6 million, respectively, for the three and six months ended September 30, 1996 compared to the same periods last year and (ii) an increase in non-interest income of $3.0 million and $5.0 million, respectively, which were partially offset by an increase in non-interest expenses of $2.2 million and $4.6 million, respectively, exclusive of the SAIF one-time charge.

Exclusive of the one-time charge to recapitalize the SAIF, the Corporation's net income would have been $4.7 million or $0.95 per share for the three months ended September 30, 1996, as compared to $3.6 million or $0.65 per share for the comparable period in 1995, and the Corporation's net income would have been $9.2 million or $1.85 per share for the six months ended September 30, 1996, as compared to $7.2 million or $1.34 per share for the same period in the prior year.

NET INTEREST INCOME. Net interest income increased $880,000 and $2.6 million, respectively, for the three and six months ended September 30, 1996 compared to the same periods in 1995. The net interest margin decreased to 3.07% from 3.17% and to 3.15% from 3.22%, respectively for the periods. The interest rate spread decreased to 2.87% from 2.89% and to 2.94% from 2.95%, respectively for the periods.

Interest income on loans increased $2.9 million and $7.4 million, respectively, for the three and six month periods ended September 30, 1996 as compared to the same periods in the prior year. This was primarily a result of the increase of $139.9 million and $154.9 million, respectively, in the average balance of loans for the periods due to the increased origination of portfolio loans. Interest income on mortgage-related securities increased $151,000 and $872,000, respectively, for the same periods due to the increase of $8.6 million and $27.6 million, respectively, in the average balance of mortgage-related securities.

Interest expense on deposits increased $1.1 million and $3.3 million, respectively, for the three and six month periods ended September 30, 1996 as compared to the same periods in 1995. The increase was due primarily to the increase in the average balance of deposits of $91.3 million and $116.9 million, respectively, as a result of various demand deposit and certificate promotions. The average rate on deposits increased from 4.71% and 4.61%, respectively, to 4.73% and 4.70%, respectively, during the three and six months ended September 30, 1996 and 1995, respectively, primarily as a result of the above-described deposit promotions. Interest expense on notes payable and other borrowings increased $1.2 million and $2.8 million, respectively, during the same periods. This was a result of an increase of $94.1 million and $99.9 million, respectively, in the average balance of borrowings during the same periods.

The following tables show the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------
                                                           1996                                 1995
                                             ---------------------------------    --------------------------------
                                                                     AVERAGE                             AVERAGE
                                             AVERAGE                  YIELD/      AVERAGE                 YIELD/
                                             BALANCE     INTEREST     COST (1)    BALANCE     INTEREST    COST (1)
                                             -------     --------     --------    -------      -------     -------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Mortgage loans                               $1,136,388    $22,386    7.88%     $1,042,790     $20,627     7.91%
Consumer loans                                  275,802      6,571    9.53         233,438       5,476     9.38
Commercial business loans                        27,213        658    9.67          23,301         628    10.78
                                             ----------    -------              ----------     -------
  Total loans receivable                      1,439,403     29,615    8.23       1,299,529      26,731     8.23
Mortgage-related securities                     255,639      4,117    6.44         247,077       3,966     6.42
Investment securities                            59,022        850    5.76          44,008         675     6.14
Interest-bearing deposits                        10,961        142    5.18           7,674         117     6.10
Federal Home Loan Bank stock                     18,395        313    6.81          17,599         299     6.80
                                            -----------    -------              ----------     -------
  Total interest-earning assets              1,783,420      35,037    7.86       1,615,887       31,788    7.87
Non-interest-earning assets                     62,372                             51,070
                                             ----------                         ----------
  Total assets                               $1,845,792                         $1,666,957
                                             ----------                         ----------
                                             ----------                         ----------

INTEREST-BEARING LIABILITIES
Demand deposits                              $  291,429      1,904    2.61       $210,065          951    1.81
Regular passbook savings                        103,984        600    2.31        112,161          659    2.35
Certificates of deposit                         871,265     12,487    5.73        853,154       12,243    5.74
                                             ----------    -------              ----------     -------
  Total deposits                              1,266,678     14,991    4.73       1,175,380      13,853    4.71
Notes payable and other borrowings              426,151      6,193    5.81         332,013       4,967    5.98
Other                                            19,160        180    3.76          18,202         175    3.85
                                             ----------    -------              ----------     -------
  Total interest-bearing liabilities          1,711,989     21,364    4.99       1,525,595      18,995    4.98
                                                          --------   -----                     -------    ----
Non-interest-bearing liabilities                 17,865                             18,389
                                             ----------                         ----------
  Total liabilities                           1,729,854                          1,543,984
Stockholders' equity                            115,938                            122,973
                                             ----------                         ----------
 Total liabilities and stockholders' equity  $1,845,792                         $1,666,957
                                             ----------                         ----------
                                             ----------                         ----------
 Net interest income/interest rate spread                  $13,673    2.87%                    $12,793    2.89%
                                                           -------    ----                     -------    ----
                                                           -------    ----                     -------    ----
 Net interest-earning assets                 $   71,431                         $   90,292
                                             ----------                         ----------
                                             ----------                         ----------
 Net interest margin                                                  3.07%                               3.17%
                                                                      ----                                ----
                                                                      ----                                ----
 Ratio of average interest-earning assets
 to average interest-bearing liabilities            1.04                               1.06
                                                    ----                               ----
                                                    ----                               ----

---------------
(1)  Annualized

                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------
                                                           1996                                 1995
                                             --------------------------------     --------------------------------
                                                                     AVERAGE                             AVERAGE
                                             AVERAGE                  YIELD/      AVERAGE                 YIELD/
                                             BALANCE     INTEREST     COST (1)    BALANCE     INTEREST    COST (1)
                                             -------     --------     --------    -------      -------     -------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS

Mortgage loans                               $1,136,966    $44,947    7.91%     $1,034,530     $40,545     7.84%
Consumer loans                                  267,098     12,980    9.72         221,060      10,204     9.23
Commercial business loans                        28,521      1,413    9.91         22,071        1,209    10.96
                                             ----------    -------              ----------     -------
  Total loans receivable                      1,432,585     59,340    8.28       1,277,661      51,958     8.13
Mortgage-related securities                     237,923      7,600    6.39         210,280       6,728     6.40
Investment securities                            51,199      1,474    5.76          37,810       1,159     6.13
Interest-bearing deposits                        11,171        316    5.66           5,631         170     6.04
Federal Home Loan Bank stock                     17,666        598    6.77          16,920         563     6.65
                                             ----------    -------              ----------     -------
  Total interest-earning assets               1,750,544     69,328    7.92       1,548,302      60,578     7.83
Non-interest-earning assets                      63,573                             50,070
                                             ----------                         ----------
  Total assets                               $1,814,117                         $1,598,372
                                             ----------                         ----------
                                             ----------                         ----------

INTEREST-BEARING LIABILITIES

Demand deposits                              $  285,039      3,686    2.59      $    193,674     1,637     1.69
Regular passbook savings                        105,175      1,209    2.30           109,160     1,262     2.31
Certificates of deposit                         862,154     24,563    5.70           832,672    23,251     5.58
                                             ----------    -------              ----------     -------
  Total deposits                              1,252,368     29,458    4.70       1,135,506      26,150     4.61
Notes payable and other borrowings              409,973     12,007    5.86         310,078       9,196     5.93
Other                                            15,688        289    3.68          15,360         281     3.66
                                             ----------    -------              ----------     -------
  Total interest-bearing liabilities          1,678,029     41,754    4.98       1,460,944      35,627     4.88
                                                           -------    ----                     -------     ----
Non-interest-bearing liabilities                 18,026                             18,714
                                             ----------                         ----------
  Total liabilities                           1,696,055                          1,479,658
Stockholders' equity                            118,062                            118,714
                                             ----------                         ----------
  Total liabilities and stockholders' equity $1,814,117                         $1,598,372
                                             ----------                         ----------
                                             ----------                         ----------
  Net interest income/interest rate spread                 $27,574    2.94%                    $24,951     2.95%
                                                           -------    ----                     -------    ----
                                                           -------    ----                     -------    ----
  Net interest-earning assets                $   72,515                         $   87,358
                                             ----------                         ----------
                                             ----------                         ----------
  Net interest margin                                                 3.15%                                3.22%
                                                                      ----                                ----
                                                                      ----                                ----
  Ratio of average interest-earning assets
  to average interest-bearing liabilities          1.04                              1.06
                                                    ----                               ----
                                                    ----                               ----

---------------
(1)  Annualized

PROVISION FOR LOAN LOSSES. Provision for loan losses decreased $150,000 and $325,000, respectively, during the three and six months ended September 30, 1996 as compared to the same periods in 1995. See "Asset Quality" for further discussion.

NON-INTEREST INCOME. Non-interest income increased $3.0 million and $5.0 million, respectively, during the three and six months ended September 30, 1996 as compared to the same periods in the prior year primarily as a result of increased partnership income from partnerships of the Corporation and IDI totalling $2.7 million and $4.3 million, respectively.

NON-INTEREST EXPENSE. Non-interest expense increased $9.9 million and $12.3 million, respectively, during the three and six month periods ended September 30, 1996 as compared to the same periods in 1995 as a result of several factors. The majority of these increases was due to the one-time charge during the current quarter of $7.7 million associated with the recapitalization of the SAIF. (Exclusive of this one-time charge, non-interest expenses increased by $2.2 million and $4.6 million, respectively, during the three and six month periods ended September 30, 1996, as compared to the same periods in 1995.) Compensation expense increased $327,000 and $1.5 million, respectively, due primarily to increases in staff, salaries and benefits as a result of additional offices, as well as additional incentives for lending staff. Furniture and occupancy expenses increased $84,000 and $397,000, respectively, primarily due to increased depreciation and other costs from additional offices. Other expenses increased $1.5 million and $2.1 million, respectively, during the periods due to increases in the minority interest in net income of consolidated partnerships ($1.4 million and $1.8 million, respectively, during the three and six months ended September 30, 1996), goodwill amortization and legal fees.

INCOME TAXES. Income tax expense decreased $2.4 million and $1.7 million, respectively, during the three and six months ended September 30, 1996 as compared to the same periods in 1995. These decreases were attributable to the tax effect of the one-time charge associated with the SAIF recapitalization which was $3.1 million. The effective tax rates were 121.88% and 32.47% as compared to 35.40% and 35.42%, respectively, for the same periods. Exclusive of the one-time charge to recapitalize the SAIF and related tax effect, the effective tax rates were 36.58% and 36.53%, respectively, during the three and six months ended September 30, 1996, as compared to 35.40% and 35.42% during the same periods in 1995.

FINANCIAL CONDITION

During the six months ended September 30, 1996, the Corporation increased its assets $137.0 million to $1.89 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $31.1 million as a result of purchases of $31.3 million of U.S. Government and agency securities, which was partially offset by market value and other adjustments of $246,000.

Mortgage-related securities (both available for sale and held to maturity) increased $38.3 million as a result of (i) exchanges of $54.9 million of loans held for investment for securities guaranteed by the Federal National Mortgage Association and backed by such loans and (ii) purchases of $13.0 million. These increases were partially offset by principal repayments and market value adjustments of $29.6 million. Mortgage-related securities consisted of $227.3 million mortgage-backed securities and $32.0 million of mortgage-derivative securities at September 30, 1996.

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

Total loans (including loans held for sale) increased $58.8 million during the six months ended September 30, 1996. Activity for the period included
(i) originations and purchases of $409.2 million, (ii) sales of $130.3 million, which included exchanges of $54.9 million for mortgage-backed securities, and (iii) principal repayments and other adjustments of $220.1 million.

Deposits increased $51.6 million during the six months ended September 30, 1996. The increase was due to various certificate promotions, an increase in brokered deposit accounts and a new market yield demand deposit account. Brokered deposits have been used in the last six months and may be used in the future as the need for funds requires it. Brokered deposits totalled $44.7 million at September 30, 1996 and generally mature in one year. FHLB advances increased $53.3 million. Reverse repurchase agreements and other borrowings increased $19.3 million during the six months ended September 30, 1996. Advance payments by borrowers for taxes and insurance increased $14.6 million.

Stockholders' equity decreased $7.9 million during the six months ended September 30, 1996 as a net result of (i) net income of $4.6 million, (ii) stock options exercised of $190,000, (iii) the increase in net unrealized losses of available-for-sale securities of $765,000, (iv) treasury stock repurchased of $11.4 million, (v) cash dividends of $1.1 million and (vi) management recognition plan shares earned and related tax adjustments totalling $559,000.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) increased to $13.9 million at September 30, 1996 from $10.3 million at March 31, 1996 and increased as a percentage of total assets to 0.74% from 0.59% at such dates, respectively. Non-performing assets are summarized as follows at the dates indicated:

                                                                                     AT MARCH 31,
                                                      AT SEPTEMBER 30,        ----------------------------
                                                            1996              1996         1995       1994
                                                      ----------------        ----          ---       ----
                                                                        (DOLLARS IN THOUSANDS)
Non-accrual loans:
 Single-family residential                                 $ 2,218           $   629     $   833     $   565
 Multi-family residential                                      333                --          --          37
 Commercial real estate                                        740               470          624        617
 Construction and land                                          --                81           81         81
 Consumer                                                      356               202          219        333
 Commercial business                                         1,023               508          736        831
                                                           -------           -------      -------     -------
  Total non-accrual loans                                    4,670             1,890        2,493      2,464
Real estate held for development and sale                    2,763             2,319          857      2,767
Foreclosed properties and repossessed assets, net            6,494             6,077        7,116      5,294
                                                           -------           -------      -------     -------
  Total non-performing assets                              $13,927           $10,286      $10,466     $10,525
                                                           -------           -------      -------     -------
                                                           -------           -------      -------     -------
Performing troubled debt restructurings                    $   331           $   332      $   335     $ 4,687
                                                           -------           -------      -------     -------
                                                           -------           -------      -------     -------
Total non-accrual loans to total loans                        0.31%             0.13%        0.19%       0.22%
Total non-performing assets to total assets                   0.74              0.59         0.69        0.76
Allowance for loan losses to total loans                      1.51              1.59         1.75        1.98
Allowance for loan losses to total
 non-accrual loans                                          481.37          1,206.72        899.68     897.69
Allowance for loan and foreclosure losses
 to total non-performing assets                             166.39            228.70        221.82     213.42

Non-accrual loans increased $2.8 million during the six months ended September 30, 1996. The increase included two loans, one loan secured by a single-family property in Lake Geneva, Wisconsin totalling $340,000 and the other loan secured by a condominium unit in Vero Beach, Florida totalling $450,000, which reverted back to the Bank as part of a lawsuit with the Bank.
 See Item 1 in Part II, Other Information, below. Non-performing real estate held for development and sale increased $444,000 for the same period due to increased development costs in ADPC II. Foreclosed properties and repossessed assets increased $417,000 during the six months ended
September 30, 1996.

At September 30, 1996, there were no non-accrual loans with a carrying value of greater than $1.0 million.

Foreclosed properties and repossessed assets included two properties with a carrying value of greater than $1.0 million. The first is a hotel and office building in Garden Grove, California. The Corporation's share of the net carrying value of this property amounted to $3.4 million at September 30, 1996.

The second property is an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property, which the Bank is pursuing. The Bank believes any cleanup which may be necessary will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard. The Bank also believes that in the event of any remaining environmental cleanup liability that it will pursue reimbursement from the adjoining land owner, which is believed to have caused the contamination. As a result, the Bank does not anticipate incurring any material loss in connection with this property at this time.

At September 30, 1996, the Bank's assets which have been classified by it pursuant to Federal regulations consisted of $14.3 million of loans and foreclosed properties classified as "substandard," net of reserves. As of March 31, 1996, the substandard assets amounted to $12.6 million. In each case, these amounts included the above discussed non-performing assets.

The following table sets forth information relating to the Corporation's loans which are less than 90 days delinquent at the dates indicated.


                                               AT MARCH 31,
                   AT SEPTEMBER 30,      -------------------------
                        1996             1996      1995       1994
                   ----------------      ----      ----       ----
                                       (IN THOUSANDS)
30 to 59 days           $4,259          $5,776     $2,696     $8,258
60 to 89 days            2,206             789      1,099        884
                        ------          ------     ------     ------
    Total               $6,465          $6,565     $3,795     $9,142
                        ------          ------     ------     ------
                        ------          ------     ------     ------

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

A summary of the activity in the allowance for losses on loans follows:

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                  ------------------      -----------------
                                  1996          1995      1996        1995
                                  ----          ----      ----        ----
                                            (DOLLARS IN THOUSANDS)

Allowance at beginning of
 period                         $22,839     $23,212    $22,807    $22,429
Charge-offs:
  Mortgage                           (89)        (26)      (129)       (27)
  Consumer                          (109)        (28)      (125)       (44)
  Commercial business               (180)        (42)      (181)       (42)
                                 --------    --------   --------   --------
     Total charge-offs              (378)        (96)      (435)      (113)
Recoveries:
  Mortgage                              9        106         18        168
  Consumer                              1          4          3          8
  Commercial business                   9         17         87         26
                                 --------    --------   --------   --------
     Total recoveries                  19        127        108        202
                                 --------    --------   --------   --------
     Net recoveries
       (charge-offs)                 (359)        31       (327)        89
Provision                              --        150         --        325
Acquired bank allowance                --         --         --        550
                                 --------    --------   --------   --------
  Allowance at end of period     $ 22,480    $23,393   $ 22,480    $23,393
                                 --------    --------   --------   --------
                                 --------    --------   --------   --------
Net recoveries (charge-offs)
  to average loans                 (0.10)%     0.01%     (0.05)%     0.01%



Although management believes that the September 30, 1996 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, payments on its loans, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 1996, the Corporation had outstanding commitments to originate loans of $42.8 million, commitments to extend funds to, or on behalf of customers, pursuant to lines and letters of credit of $62.2 million and loans sold with recourse to the Corporation in the event of default by the borrower of $3.5 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 1996 amounted to $664.5 million and scheduled maturities of FHLB advances during the same period totalled $281.5 million. At September 30, 1996, the Corporation also had $66.6 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following September 30, 1996. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%. During the quarter ended September 30, 1996, the Bank's average liquidity ratio was 11.92%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS and the State of Wisconsin at September 30, 1996:

                                                                   STATE OF
                                TANGIBLE    CORE     RISK-BASED    WISCONSIN
                                CAPITAL    CAPITAL     CAPITAL      CAPITAL
                                --------   -------   ----------    ---------

Bank's stockholder's equity     $104,129  $104,129     $104,129     $104,129
Adjustment for:
 SFAS No.115 capital component     1,542     1,542        1,542           --
 Allowable unallocated general
  loss allowance                      --        --       13,815       21,402
 Goodwill and other               (2,503)   (2,503)      (2,759)          --
                                 --------  -------     --------     --------
  Total regulatory capital       103,168   103,168      116,727      125,531
Required amount                   28,212    56,425       87,817      112,907
                                 --------  -------     --------     --------
  Excess                         $74,956   $46,743      $28,910      $12,624
                                 --------  -------     --------     --------
                                 --------  -------     --------     --------
Regulatory capital ratio           5.49%     5.49%       10.63%       6.67%
Required ratio                     1.50      3.00         8.00        6.00
                                 --------  -------     --------     --------
  Excess                           3.99%     2.49%        2.63%       0.67%
                                 --------  -------     --------     --------
                                 --------  -------     --------     --------


The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS has added an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of this rule was pending at September 30, 1996. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

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

The Corporation's cumulative net gap position at September 30, 1996 for one year or less was a positive 1.23% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of September 30, 1996.

                                                  MORE THAN      MORE THAN
                                       WITHIN      ONE TO         THREE TO       MORE THAN
                                      ONE YEAR   THREE YEARS     FIVE YEARS      FIVE YEARS     TOTAL
                                      --------   -----------     ----------      ----------     -----
                                                  (DOLLARS IN THOUSANDS)

Interest-earning  assets:
  Mortgage loans(1)(2):
   Fixed                             $   84,194     $ 62,930    $ 20,736          $ 13,604    $  181,464
   Variable                             698,304      250,949       8,457                --       957,710
  Consumer loans (1)                    192,109       70,167      24,796                --       287,072
  Commercial business loans (1)          21,691        3,766          --                --        25,457
  Mortgage-related securities (3)       118,761       96,977      28,378            15,199       259,315
  Investment securities and other
   interest-earning assets (3)           70,026        8,438      19,255                --        97,719
                                     ----------     --------      ------          --------    ----------
    Total                            $1,185,085     $493,227    $101,622           $28,803    $1,808,737
                                     ----------     --------      ------          --------    ----------
                                     ----------     --------      ------          --------    ----------

Interest-bearing liabilities:

 Deposits (4)                        $  810,407     $289,730    $ 67,708           $39,761    $1,207,606
 Borrowings                             351,384       90,616          49                --       442,049
                                     ----------     --------      ------          --------    ----------
    Total                            $1,161,791     $380,346     $67,757           $39,761    $1,649,655
                                     ----------     --------      ------          --------    ----------
                                     ----------     --------      ------          --------    ----------

Interest sensitivity gap             $   23,294     $112,881     $33,865          $(10,958)     $159,082
                                     ----------     --------    --------          --------    ----------
                                     ----------     --------    --------          --------    ----------

Cumulative interest sensitivity gap  $   23,294     $136,175    $170,040          $159,082
                                     ----------     --------    --------          --------
                                     ----------     --------    --------          --------

Cumulative interest sensitivity gap
 as a percent of total assets              1.23%        7.20%      8 .99%             8.41%
                                     ----------     --------    --------          --------
                                     ----------     --------    --------          --------


----------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $35.8 million, and (ii) non-accrual loans, which amounted to $4.7 million.
(2) Includes $5.4 million of loans held for sale spread throughout the periods.
(3) Includes $153.2 million of securities available for sale spread throughout the periods.
(4) Does not include $77.3 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $7.6 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

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

          Not applicable

ITEM 5    OTHER INFORMATION.

          Not applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

              None

          (b) Reports of Form 8-K:

              None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ANCHOR BANCORP WISCONSIN INC.


Date: October 31, 1996        By:  /s/ Douglas J. Timmerman
      ----------------             --------------------------------------------
                                   Douglas J. Timmerman, Chairman of the
                                   Board, President and Chief Executive Officer

Date: October 31, 1996        By:  /s/ Michael W. Helser
      ----------------             --------------------------------------------
                                   Michael W. Helser, Treasurer and
                                   Chief Financial Officer