Form 10-Q
period 1996-12-31
ANCHOR BANCORP WISCONSIN INC
filed 1997-02-12
CIK 885322

                           SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________



                         COMMISSION FILE NUMBER 0-20006



                         ANCHOR BANCORP WISCONSIN INC.
            (Exact name of registrant as specified in its charter)


     Wisconsin                                           39-1726871
   -------------                                       --------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

     25 West Main Street
     Madison, Wisconsin                                    53703
   -----------------------                               ---------
(Address of principal executive office)                 (Zip Code)


                                  (608) 252-8700
                                ------------------
               Registrant's telephone number, including area code


                                    Not Applicable
                                  ------------------
             (Former name, former address, and former fiscal year,
              if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes [X]    No []

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class:  Common stock -- $.10 Par Value

        Number of shares outstanding as of January 31, 1997:  4,623,712

                         ANCHOR BANCORP WISCONSIN INC.
                               INDEX - FORM 10-Q



Part I - Financial Information                                           Page #
                                                                         ------


       Item 1  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of December 31, 1996
                  and March 31, 1996                                       2

                  Consolidated Statements of Income for the Three and
                  Nine Months Ended December 31, 1996 and 1995             3

                  Consolidated Statements of Cash Flows for the Nine
                  Months Ended December 31, 1996 and 1995                  4

                  Notes to Unaudited Consolidated Financial Statements     6


       Item 2  Management's Discussion and Analysis

                  Results of Operations                                    9

                  Financial Condition                                     12

                  Asset Quality                                           13

                  Liquidity & Capital Resources                           16

                  Asset/Liability Management                              18


Part II - Other Information

       Item 1  Legal Proceedings                                          20
       Item 2  Changes in Securities                                      20
       Item 3  Defaults Upon Senior Securities                            20
       Item 4  Submission of Matters to Vote of Security Holders          20
       Item 5  Other Information                                          20
       Item 6  Exhibits and Reports on Form 8-K                           21


Signatures                                                                22

                 ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   December 31,    March 31,
                                                     1996            1996
                                                     ----            ----
                                                        (In Thousands)

ASSETS

Cash                                                 $   37,729    $   35,454
Federal funds sold                                       23,032         7,525
Interest-bearing deposits                                     -           710
                                                     ----------    ----------

  Cash and cash equivalents                              60,761        43,689
Securities available for sale:
  Investment securities                                  30,023        30,241
  Mortgage-related securities                            88,064       110,268
Securities held to maturity:
  Investment securities (fair value of $7.0 million
   and $2.6 million, respectively                         6,952         2,596
  Mortgage-related securities (fair value
   of $160.7 million and $109.9 million, respectively)  161,868       110,730
Loans receivable:
  Held for sale                                           9,112        13,968
  Held for investment                                 1,424,730     1,361,080
Foreclosed properties and repossessed assets              6,486         6,077
Real estate held for development and sale                13,647        13,640
Office properties and equipment                          18,789        18,906
Federal Home Loan Bank stock--at cost                    18,981        16,019
Accrued interest on investments and loans                12,891        11,549
Prepaid expenses and other assets                        16,907        15,793
                                                    -----------    ----------

     Total assets                                   $ 1,869,211    $1,754,556
                                                    -----------    ----------
                                                    -----------    ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                            $ 1,305,714    $1,240,958
Advance payments by borrowers for taxes and insurance     1,466         7,938
Notes payable to Federal Home Loan Bank                 371,165       316,869
Reverse repurchase agreements                            51,304        47,582
Other loans payable                                       8,302         7,031
Other liabilities                                        16,022        15,776
                                                    -----------    ----------
     Total liabilities                                1,753,973     1,636,154
                                                    -----------    ----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                 -             -
Common stock, $.10 par value, 20,000,000 shares
 authorized, 6,249,662 shares issued                        625           625
Additional paid-in capital                               50,413        50,086
Retained earnings                                       106,862       100,191
Less:   Treasury stock (1,628,700 shares
        and 1,315,312 shares, respectively)             (40,179)      (29,298)
        Deferred compensation due employees                (928)         (928)
        Common stock purchased by recognition plans      (1,301)       (1,546)
        Unrealized losses on securities available
        for sale, net of tax                               (254)         (728)
                                                    ------------    ---------
     Total stockholders' equity                         115,238       118,402
                                                    -----------   -----------
     Total liabilities and stockholders' equity     $ 1,869,211    $1,754,556
                                                    -----------    ----------
                                                    -----------    ----------

  See accompanying Notes to Unaudited Consolidated Financial Statements.

                   ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                       Three Months Ended     Nine Months Ended
                                           December 31,           December 31,
                                       -------------------    -----------------
                                       1996           1995    1996         1995
                                       ----           ----    ----         ----
                                        (In Thousands, Except Per Share Data)

Interest income:

   Loans                           $   30,140  $   27,296 $   89,481  $   79,254
   Mortgage-related securities          4,082       3,786     11,682      10,514
   Investment securities                1,269       1,109      3,341       2,831
   Interest-bearing deposits              328         153        644         323
                                   ----------  ---------- ----------  ----------
     Total interest income             35,819      32,344    105,148      92,922

Interest expense:
   Deposits                            15,662      14,674     45,120      40,824
   Notes payable and other borrowings   6,154       4,724     18,161      13,920
   Other                                  189         157        479         438
                                   ----------  ---------- ----------  ----------
     Total interest expense            22,005      19,555     63,760      55,182
                                   ----------  ---------- ----------  ----------
     Net interest income               13,814      12,789     41,388      37,740
Provision for loan losses                   -         150          -         475
                                   ----------  ---------- ----------  ----------
     Net interest income after
     provision for loan losses         13,814      12,639     41,388      37,265
Non-interest income:
   Loan servicing income                  763         696      2,220       2,033
   Service charges on deposits            949         836      2,770       2,332
   Insurance commissions                  329         197      1,066         628
   Gain on sale of loans                  447         223        856         624
   Other                                2,330         391      7,189       1,029
                                   ----------  ---------- ----------  ----------
     Total non-interest income          4,818       2,343     14,101       6,646
Non-interest expenses:
   Compensation                         5,335       4,864     16,060      14,095
   Occupancy                              736         728      2,210       2,068
   Federal insurance premiums             571         684      1,990       1,967
   Federal insurance special assessment     -           -      7,663           -
   Furniture and equipment                749         667      2,174       1,829
   Data processing                        551         560      1,578       1,562
   Marketing                              528         424      1,579       1,301
   Cost of operations of foreclosure
     properties                           360          60        566          45
   Other                                2,480       1,502      7,528       4,402
                                   ----------  ---------- ----------  ----------
     Total non-interest expenses       11,310       9,489     41,348      27,269
                                   ----------  ---------- ----------  ----------
     Income before income taxes         7,322       5,493     14,141      16,642
Income taxes                            2,660       1,947      4,874       5,896
                                   ----------  ---------- ----------  ----------
     Net income                     $   4,662   $   3,546  $   9,267  $   10,746
                                   ----------  ---------- ----------  ----------
Earnings per share:
     Primary                        $    0.97   $    0.65  $    1.88   $    2.00
     Fully diluted                       0.97        0.65       1.88        1.98

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                 ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Nine Months Ended
                                                                 December 31,
                                                                 ------------
                                                             1996          1995
                                                             ----          ----
                                                                (In Thousands)


OPERATING ACTIVITIES
 Net income                                               $  9,267   $   10,746
 Adjustments to reconcile net income to net cash provided by operating activities:

   Provision for losses on loans and real estate              -          675
   Provision for depreciation and amortization               1,560        1,389
   Loans originated for sale                               (84,237)    (140,971)
   Proceeds from sales of loans held for sale              136,398      142,438
   Net gain on sales of loans and securities                  (872)        (205)
   Increase in accrued interest receivables                 (1,342)      (2,132)
   Increase in accrued interest payable                      3,307        1,300
   Increase (decrease) in accounts payable                  (3,152)       1,895
   Other                                                    (1,399)        (558)
                                                         ---------  ------------
    Net cash provided by operating activities               59,530       14,577

INVESTING ACTIVITIES
 Proceeds from sales of investment securities
 available for sale                                         33,008       34,075
 Purchase of investment securities available for sale      (42,407)     (47,137)
 Purchase of investment securities held to maturity         (4,453)      (2,500)
 Proceeds from maturities of investment securities          10,099        5,525
 Proceeds from sales of mortgage-related securities
  available for sale                                         5,617            -
 Purchase of mortgage-related securities available
  for sale                                                  (2,057)        (596)
 Purchase of mortgage-related securities held to
  maturity                                                 (20,940)      (3,725)
 Principal collected on mortgage-related securities         43,937       32,144
 Net increase in loans receivable                         (166,145)     (88,551)
 Purchase of office properties and equipment                (1,688)      (2,099)
 Sales of office properties and equipment                      277           86
 Sales of real estate                                       11,876        2,553
 Purchase of real estate held for sale                     (11,151)      (2,922)
 Increase in capitalized expense on real estate                (67)        (654)
                                                       -----------  ------------
  Net cash used by investing activities                    144,094      (73,801)

                  ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                                December 31,
                                                                ------------
                                                             1996         1995
                                                             ----         ----
                                                              (In Thousands)

FINANCING ACTIVITIES
 Increase in deposit accounts                           $   62,295  $   67,152
 Decrease in advance payments by borrowers
   for taxes and insurance                                  (6,472)     (6,765)
 Proceeds of notes payable to Federal Home Loan Bank       430,196     297,600
 Repayment of notes payable to Federal Home Loan Bank     (375,900)   (320,600)
 Increase in securities sold under agreements to
   repurchase                                                3,722      51,962
 Increase) in other loans payable                            1,271           -
 Treasury stock purchased                                  (12,105)    (12,928)
 Sale of treasury stock for American purchase                    -       3,486
 Reissuance of treasury stock for options                      297         269
 Payments of cash dividends to stockholders                 (1,668)     (1,250)
                                                       -----------  ----------
   Net cash provided by financing activities               101,636      78,926
                                                       -----------  ----------

   Increase in cash and cash equivalents                    17,072      19,702
 Cash and cash equivalents at beginning of period           43,689      28,865
                                                       -----------  ----------

   Cash and cash equivalents at end of period          $    60,761  $   48,567
                                                       -----------  ----------
                                                       -----------  ----------

Supplementary cash flow information:
 Cash paid or credited to accounts:
  Interest on deposits and borrowings                  $   60,453   $   53,882
  Income taxes                                              5,462        6,399
Non-cash transactions:
 Mortgage loans transferred to loans held for sale              -        2,573
 Loans transferred to foreclosed properties                 1,108        1,310
 Mortgages loans held for investment converted into
  mortgage-backed securities held to maturity              54,938       96,772
 Securities available for sale market value adjustment        790        2,084
 American Equity BanCorp purchase:
  Investment securities available for sale                      -       (2,390)
  Mortgage-related securities available for sale                -         (954)
  Loans held for sale                                           -       (5,969)
  Loans receivable                                              -      (85,244)
  Office properties and equipment                               -       (1,314)
  Federal Home Loan Bank stock                                  -       (1,346)
  Other assets                                                  -       (4,022)
  Deposits                                                      -       64,803
  Notes payable to Federal Home Loan Bank                       -       26,314
  Other liabilities                                             -        1,038
  Treasury stock issued                                         -        7,698
  Other stockholders' equity                                    -        1,273

      See accompanying Notes to Unaudited Consolidated Financial Statements.

                            ANCHOR BANCORP WISCONSIN INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank") and Investment Directions, Inc. ("IDI"). The Bank's statements include its wholly-owned subsidiaries, Anchor Insurance Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), Anchor Investment Corporation ("AIC"), Anchor Financial Corp. ("AFC") and ADPC II LLC ("ADPC II"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.
Actual results could differ from those estimates. The results of operations and other data for the three and nine month periods ended December 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending March 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1996.

NOTE 3 - STOCKHOLDERS' EQUITY

On November 15, 1996, 541 shares of the management recognition plan were earned by the recipients. During the quarter ended December 31, 1996, 13,388 shares of stock options were exercised at a weighted price of $8.00 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The excess of the cost of treasury shares over the option price ($355,000) was charged to retained earnings. During the quarter ended December 31, 1996, the Corporation repurchased 21,000 shares of common stock on the open market for an average price of $34.58. On November 15, 1996, the Corporation paid out a cash dividend of $.125 per share, amounting to $578,429.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three and nine months ended December 31, 1996 and 1995 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.
                                     Three Months Ended December 31,
                          -----------------------------------------------------
                                    1996                     1995
                          --------------------------  --------------------------
                           Primary   Fully Diluted    Primary     Fully Diluted
                           -------   -------------    -------     --------------

Net income                $4,661,526   $4,661,526    $3,546,125     $3,546,125
                          ----------   ----------    ----------     ----------
                          ----------   ----------    ----------     ----------

Weighted average common
  shares  outstanding      4,583,909    4,583,909     5,186,390      5,186,390
Common stock equivalents
  based on the treasury
  stock method               224,356      230,383        252,902      256,672
                          ----------    ---------    -----------    ----------
Total weighted average
  common shares and
  equivalents outstanding  4,808,265    4,814,292      5,439,292    5,443,062
                          ----------    ---------    -----------   -----------
                          ----------    ---------    -----------   -----------

Earnings per share        $     0.97    $    0.97     $     0.65     $    0.65
                          ----------    ---------    -----------   -----------
                          ----------    ---------    -----------   -----------


                                       Nine Months Ended December 31,
                        -------------------------------------------------------
                                    1996                     1995
                        ----------------------------  -------------------------
                           Primary   Fully Diluted    Primary     Fully Diluted
                           -------   -------------    -------     -------------

Net income              $  9,266,800 $  9,266,800    $10,746,074   $10,746,074
                        ------------ ------------    -----------   -----------
                        ------------ ------------    -----------   -----------

Weighted average common
  shares outstanding       4,688,560    4,688,560      5,155,508     5,155,508
Common stock equivalents
  based on the treasury
  stock method               228,665      244,673        218,439       263,694
                        ------------ ------------    -----------  ------------

Total weighted average
  common shares and
  equivalents outstanding  4,917,225    4,933,233      5,373,947     5,419,202
                        ------------ ------------    -----------  ------------
                        ------------ ------------    -----------  ------------

Earnings per share         $    1.88    $    1.88     $     2.00     $    1.98
                        ------------ ------------    -----------  ------------
                        ------------ ------------    -----------  ------------

NOTE 5 - SUBSEQUENT EVENTS

On January 17, 1997, the Corporation announced that its Board of Directors declared an $.125 per share cash dividend to be paid on February 14, 1997 to stockholders of record on January 31, 1997.

                            ANCHOR BANCORP WISCONSIN INC.
                    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

General. Net income for the three months ended December 31, 1996 increased to $4.7 million as compared to $3.5 million for the same period in the prior year. Net income for the nine months ended December 31, 1996 decreased to $9.3 million as compared to $10.7 million for the same period in the prior year. Exclusive of the after-tax effects of a $7.7 million one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF"), net income for the nine months ended December 31, 1996 increased to $13.9 million as compared to $10.7 million for the same period in the prior year. The increase in net income for the three month period compared to last year was due to (i) an increase in net interest income of $1.0 million and (ii) an increase in non-interest income of $2.5 million, which were partially offset by an increase in non-interest expenses of $1.8 million and an increase in income taxes of $700,000. The decrease in net income for the nine month period compared to last year was due to an increase in non-interest expenses of $14.1 million, $7.7 million of which was attributable to the one-time charge to recapitalize SAIF, which was partially offset by (i) an increase in net interest income of $3.6 million, (ii) an increase in non-interest income of $7.5 million and (iii) a decrease in income taxes of $1.0 million.

Net Interest Income. Net interest income increased $1.0 million and $3.6 million, respectively, for the three and nine months ended December 31, 1996 compared to the same respective periods in 1995. The net interest margin decreased to 3.02% from 3.12% and to 3.11% from 3.19%, respectively, for the three and nine month periods. The interest rate spread decreased to 2.82% from 2.84% and to 2.90% from 2.91%, respectively, for the three and nine month periods.

Interest income on loans increased $2.8 million and $10.2 million, respectively, for the three and nine month periods ended December 31, 1996 as compared to the same periods in the prior year. These increases were primarily a result of the increase of $143.2 million and $151.1 million, respectively, in the average balance of loans for the periods due to the increased origination of portfolio loans. Interest income on mortgage-related securities increased $296,000 and $1.2 million, respectively, for the same periods due to the increase of $17.8 million and $24.4 million, respectively, in the average balance of mortgage-related securities.

Interest expense on deposits increased $988,000 and $4.3 million, respectively, for the three and nine month periods ended December 31, 1996 as compared to the same periods in 1995. The increases were due primarily to the increase in the average balance of deposits of $94.7 million and $109.5 million, respectively, as a result of various demand deposit and certificate promotions. In addition, the average rate on deposits increased from 4.83% and 4.69%, respectively, to 4.79% and 4.73%, respectively, during the three and nine months ended December 31, 1995 and 1996, respectively, primarily as a result of the above-described deposit promotions. Interest expense on notes payable and other borrowings increased $1.4 million and $4.2 million, respectively, during the same periods. This was a result of an increase of $107.5 million and $102.4 million, respectively, in the average balance of borrowings during the same periods.

The following tables show the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                       Three Months Ended December 31,
                       ---------------------------------------------------------
                                       1996                      1995
                       ------------------------------- -------------------------
                                             Average                     Average
                         Average              Yield/ Average              Yield/
                         Balance   Interest  Cost(1) Balance  Interest   Cost(1)
                         -------   --------  ------- -------- --------- --------
                                          (Dollars In Thousands)


INTEREST-EARNING ASSETS

Mortgage loans          $1,139,091  $22,565  7.92%  $1,045,495  $20,814    7.96%
Consumer loans             297,023    6,792  9.15      247,343    5,783     9.35
Commercial business loans   26,011      783 12.04       26,113      699    10.71
                        ----------  -------         ----------  -------
  Total loans receivable 1,462,125   30,140  8.25    1,318,951   27,296     8.28
Mortgage-related
  securities               253,592    4,082  6.44      235,803    3,786     6.42
Investment securities       67,756      935  5.52       53,929      798     5.92
Interest-bearing deposits   24,454      328  5.37       10,985      153     5.57
Federal Home Loan Bank
  stock                     18,978      334  7.04       17,599      311     7.07
                        ----------  -------         ----------  -------
  Total interest-earning
  assets                 1,826,905   35,819  7.84    1,637,267   32,344     7.90
Non-interest-earning
  assets                    65,208                      56,866
                        ----------                  ----------
  Total assets          $1,892,113                  $1,694,133
                        ----------                  ----------
                        ----------                  ----------
INTEREST-BEARING LIABILITIES

Demand deposits         $  291,608    1,879  2.58   $  237,342    1,338     2.25
Regular passbook savings   101,146      585  2.31      108,980      640     2.35
Certificates of deposit    916,282   13,198  5.76      867,986   12,696     5.85
                        ----------   ------         ----------  -------
  Total deposits         1,309,036   15,662  4.79    1,214,308   14,674     4.83
Notes payable and other
  borrowings               422,658    6,154  5.82      315,206    4,724     5.99
Other                       20,201      189  3.74       16,736      157     3.75
                        ----------  -------         ----------  -------
  Total interest-bearing
    liabilities          1,751,895   22,005  5.02    1,546,250   19,555     5.06
                                    -------  ----               -------     ----
Non-interest-bearing
  liabilities               23,998                      25,849
                        ----------                  ----------

  Total liabilities      1,775,893                   1,572,099
Stockholders' equity       116,220                     122,034
                        ----------                  ----------
  Total liabilities and
    stockholders'
    equity              $1,892,113                  $1,694,133
                        ----------                  ----------
                        ----------                  ----------
  Net interest income/interest
     rate spread                  $  13,814  2.82%            $  12,789     2.84%
                                  ---------  ----             ---------     -----
                                  ---------  ----             ---------     -----
  Net interest-earning
    assets               $  75,010                   $  91,017
                         ---------                   ---------
                         ---------                   ---------

  Net interest margin                        3.02%                          3.12%
                                             ----                           -----
                                             ----                           -----
  Ratio of average
   interest-earning assets
   to average interest-bearing
   liabilities                1.04                        1.06
                              ----                        ----
                              ----                        ----

___________
(1) Annualized

                                                      Nine Months Ended December 31,
                               ------------------------------------------------------------------------------
                                                   1996                                      1995
                               ----------------------------------------    ----------------------------------
                                                                Average                              Average
                                     Average                     Yield/       Average                 Yield/
                                     Balance     Interest        Cost (1)     Balance    Interest     Cost (1)
                                     --------    --------       ---------     -------    ---------  ---------
                                                         (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                 $  1,137,674    $  67,512        7.91%      $ 1,038,118   $  61,359     7.88%
Consumer loans                      277,073       19,773        9.52           229,821      15,987     9.28
Commercial business loans            27,684        2,196       10.58            23,419       1,908    10.86
                               ------------    ---------                   -----------   ---------
  Total loans receivable          1,442,431       89,481        8.27         1,291,358      79,254     8.18
Mortgage-related securities         243,146       11,682        6.41           218,788      10,514     6.41
Investment securities                56,718        2,409        5.66            43,183       1,958     6.05
Interest-bearing deposits            15,599          644        5.50             7,416         323     5.81
Federal Home Loan Bank stock         18,103          932        6.86            17,147         873     6.79
                               ------------    ---------                   -----------   ---------
  Total interest-earning assets   1,775,997      105,148        7.89         1,577,892      92,922     7.85
Non-interest-earning assets          64,117                                     52,335
                               ------------                                -----------
  Total assets                 $  1,840,114                              $   1,630,227
                               ------------                              -------------
                               ------------                              -------------
INTEREST-BEARING LIABILITIES
Demand deposits               $     287,229        5,566        2.58       $   208,230      2,975      1.90
Regular passbook savings            103,832        1,793        2.30           109,100      1,902      2.32
Certificates of deposit             880,196       37,761        5.72           844,444     35,947      5.68
                              -------------    ---------                 -------------   --------
  Total deposits                  1,271,257       45,120        4.73         1,161,774     40,824      4.69
Notes payable and other
 borrowings                         414,201       18,161        5.85           311,788     13,920      5.95
Other                                17,192          479        3.71            15,819        438      3.69
                              -------------    ---------                 -------------   --------
  Total interest-bearing
 liabilities                      1,702,650       63,760        4.99         1,489,381     55,182      4.94
                                               ---------        ----                     --------      ----
Non-interest-bearing liabilities     20,016                                     21,026
                              -------------                              -------------
  Total liabilities               1,722,666                                  1,510,407
Stockholders' equity                117,448                                    119,820
                              -------------                              -------------
  Total liabilities and
  stockholders' equity         $  1,840,114                              $   1,630,227
                              -------------                              -------------
                              -------------                              -------------
  Net interest income/interest
   rate spread                                 $  41,388        2.90%                   $  37,740      2.91%
                                               ---------        -----                   ---------      -----
                                               ---------        -----                   ---------      -----
     Net interest-earning assets  $     73,347                              $      88,511
                               ------------                              -------------
                               ------------                              -------------
  Net interest margin                                           3.11%                                  3.19%
                                                                -----                                  -----
                                                                -----                                  -----
  Ratio of average
   interest-earning assets
   to average interest-bearing
    liabilities                        1.04                                      1.06
                                       ----                                      ----
                                       ----                                      ----

____________
(1) Annualized

Provision for Loan Losses. Provision for loan losses decreased $150,000 and $475,000, respectively, during the three and nine months ended December 31, 1996 as compared to the same periods in 1995. See "Asset Quality" for further discussion.

Non-Interest Income. Non-interest income increased $2.5 million and $7.4 million, respectively, during the three and nine months ended December 31, 1996 as compared to the same periods in the prior year. These increases were primarily as a result of increased partnership income from partnerships in which the Corporation and IDI have invested totaling $1.9 million and $6.2 million, respectively. IDI has invested in various limited real estate partnerships, primarily located in Texas, North Carolina and Florida. IDI provided $1.9 million and $5.6 million, respectively, of the above discussed increased partnership income during the three and nine months ended December 31, 1996.

Non-Interest Expense. Non-interest expense increased $1.8 million and $14.1 million, respectively, during the three and nine month periods ended December 31, 1996 as compared to the same periods in 1995 as a result of several factors. The majority of the nine month increase was due to the one-time charge during the quarter ended September 30, 1996 of $7.7 million associated with the recapitalization of the SAIF. (Exclusive of this one-time charge, non-interest expenses increased by $6.4 million during the nine month period ended December 31, 1996, as compared to the same period in 1995.) Compensation expense increased $471,000 and $2.0 million, respectively, due primarily to increases in staff, salaries and benefits as a result of additional offices, as well as additional incentives for lending staff. Furniture and occupancy expenses increased $90,000 and $487,000, respectively, primarily due to increased depreciation and other costs from additional offices. Other expenses increased $978,000 and $3.1 million, respectively, during the periods due to increases in the minority interest in net income of consolidated partnerships as well as other partnership consolidated expenses ($900,000 and $2.7 million, respectively, during the three and nine months ended December 31, 1996).

Income Taxes. Income tax expense increased $713,000 and decreased $1.0 million, respectively, during the three and nine months ended December 31, 1996 as compared to the same periods in 1995. The decrease was attributable to the tax effect of the one-time charge associated with the SAIF recapitalization which was $3.1 million. The effective tax rates were 36.33% and 34.47% as compared to 35.45% and 35.43%, respectively, for the same periods. Exclusive of the one-time charge to recapitalize the SAIF and related tax effect, the effective tax rate was 36.46% for the nine months ended December 31, 1996.

FINANCIAL CONDITION

During the nine months ended December 31, 1996, the Corporation increased its assets $114.7 million to $1.87 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $4.1 million as a result of (i) purchases of $46.9 million of U.S. Government and agency securities and (ii) market value and other adjustments of $369,000, which were partially offset by sales and maturities of $43.1 million.

Mortgage-related securities (both available for sale and held to maturity) increased $28.9 million as a result of (i) exchanges of $54.9 million of loans held for investment for securities guaranteed by the Federal National Mortgage Association and backed by such loans and (ii) purchases of $23.0 million. These increases were partially offset by sales of $5.6 million and principal repayments and market value adjustments of $43.4 million. Mortgage-related securities consisted of $215.0 million mortgage-backed securities and $35.0 million of mortgage-derivative securities at December 31, 1996.

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

Total loans (including loans held for sale) increased $58.8 million during the nine months ended December 31, 1996. Activity for the period included
(i) originations and purchases of $575.4 million, (ii) sales of $191.3 million, which included exchanges of $54.9 million for mortgage-backed securities, and (iii) principal repayments and other adjustments of $325.3 million.

Deposits increased $64.8 million during the nine months ended December 31, 1996. The increase was due to various certificate promotions, an increase in brokered deposit accounts and a new market yield demand deposit account. Brokered deposits have been used in the last nine months and may be used in the future as the need for funds requires it. Brokered deposits totalled $53.2 million at December 31, 1996 and generally mature in one year. FHLB advances increased $54.3 million during the nine months ended December 31, 1996. Reverse repurchase agreements and other borrowings increased $5.0 million during the nine months ended December 31, 1996. Advance payments by borrowers for taxes and insurance decreased $6.5 million as a result of annual payouts for taxes.

Stockholders' equity decreased $3.2 million during the nine months ended December 31, 1996 as a net result of (i) net income of $9.3 million,
(ii) stock options exercised of $297,000, (iii) the decrease in net unrealized losses of available-for-sale securities of $474,000, (iv) treasury stock repurchased of $12.1 million, (v) cash dividends of $1.7 million and
(vi) management recognition plan shares earned and related tax adjustments totalling $572,000.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) increased to $14.6 million at December 31, 1996 from $10.3 million at March 31, 1996 and increased as a percentage of total assets to 0.78% from 0.59% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                              At March 31,
                                          At December 31, ---------------------
                                               1996       1996     1995    1994
                                          --------------- ----     ----    ----
                                                          (Dollars In Thousands)

Non-accrual loans:
 Single-family residential                   $  1,809   $  629   $  833  $  565
 Multi-family residential                         980        -       -       37
 Commercial real estate                           685      470      624     617
 Construction and land                            808       81       81      81
 Consumer                                         304      202      219     333
 Commercial business                              143      508      736     831
                                            ---------   ------   ------  ------

  Total non-accrual loans                       4,729    1,890    2,493   2,464
Real estate held for development and sale       3,391    2,319      857   2,767
Foreclosed properties and repossessed
   assets, net                                  6,486    6,077    7,116   5,294
                                            ---------   ------   ------  ------

  Total non-performing assets               $  14,606  $10,286  $10,466 $10,525
                                            ---------  -------  ------- -------
                                            ---------  -------  ------- -------

Performing troubled debt restructurings        $  330  $  332   $  335  $ 4,687
                                            ---------  ------   ------  -------
                                            ---------  ------   ------  -------

Total non-accrual loans to total loans           0.32%   0.13%    0.19%    0.22%
Total non-performing assets to total assets      0.78    0.59     0.69     0.76
Allowance for loan losses to total loans         1.52    1.59     1.75     1.98
Allowance for loan losses to total
 non-accrual loans                             477.84 1206.72   899.68   897.69
Allowance for loan and foreclosure losses
 to total non-performing assets                158.96  228.70   221.82   213.42


Non-accrual loans increased $2.8 million during the nine months ended December 31, 1996. The increase was primarily attributable to a loan secured by a single-family property in Lake Geneva, Wisconsin totalling $340,000 and a loan secured by a condominium unit in Vero Beach, Florida totalling $450,000, which reverted back to the Bank as part of a lawsuit with the Bank. See Item 1 in
Part II, Other Information, below. Also, two loans (one multi-family and one construction) to one entity totalling $1.3 million were classified as non-accrual during the quarter ended December 31, 1996. They are further discussed below. Non-performing real estate held for development and sale increased $1.1 million for the nine months ended December 31, 1996 due to increased development costs in ADPC II. Foreclosed properties and repossessed assets increased $409,000 during the same period.

At December 31, 1996, there were two non-accrual loans to the same entity which had a total carrying value of greater than $1.0 million. One loan totalling $482,000 was secured by a multi-family property in Madison, Wisconsin. The other loan totalled $809,000 and was secured by land for the future construction of a multi-family residence. These loans were transferred into ADPC during the foreclosure process and may be further developed.

Foreclosed properties and repossessed assets included two properties with a carrying value of greater than $1.0 million. The first is a hotel and office building in Garden Grove, California. The Corporation's share of the net carrying value of this property amounted to $3.4 million at December 31, 1996. The property is being handled under bankruptcy.

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

At December 31, 1996, the Bank's assets which have been classified by it pursuant to Federal regulations consisted of $14.2 million of loans and foreclosed properties classified as "substandard," net of reserves. As of March 31, 1996, the substandard assets amounted to $12.6 million. In each case, these amounts included the above discussed non-performing assets.

The following table sets forth information relating to the Corporation's loans which are less than 90 days delinquent at the dates indicated.

                              At December 31,          At March 31,
                                                -----------------------------
                                  1996          1996        1995         1994
                              ---------------   ----        ----         ----
                                                      (In Thousands)

30 to 59 days                   $  10,243    $  5,776    $  2,696     $  8,258
60 to 89 days                         684         789       1,099          884
                                ----------   --------    --------     --------
    Total                       $  10,927    $  6,565    $  3,795     $  9,142
                                ---------    --------    --------     --------
                                ---------    --------    --------     --------

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:


                                  Three Months Ended        Nine Months Ended
                                     December 31,             December 31,
                                  ------------------        -----------------
                                    1996       1995          1996       1995
                                    ----       ----          ----       ----
                                              (Dollars In Thousands)

Allowance at beginning of period  $  22,480  $  23,393    $  22,807  $  22,429
Charge-offs:
  Mortgage                              (17)       (68)        (146)       (95)
  Consumer                             (146)       (33)        (271)       (77)
  Commercial business                    (4)        (4)        (185)       (46)
                                  ---------- ----------   ---------  ----------

     Total charge-offs                 (167)      (105)        (602)      (218)
Recoveries:
  Mortgage                              229         49          247        217
  Consumer                                1          1            4          9
  Commercial business                    55          8          142         34
                                  ---------- ----------   ---------  ---------

     Total recoveries                   285         58          393        260
                                  ---------- ----------   ---------  ---------

     Net recoveries (charge-offs)       118        (47)        (209)        42
Provision                                 -        150            -        475
Acquired bank allowance                   -          -            -        550
                                  ---------- ----------   ---------  ---------

   Allowance at end of period     $  22,598  $  23,496    $  22,598  $  23,496
                                  ---------  ---------    ---------  ---------
                                  ---------  ---------    ---------  ---------
Net recoveries (charge-offs)
 to average loans                      0.03%     (0.01)%      (0.02)%     0.00%
                                       ----      -----        -----       ----
                                       ----      -----        -----       ----

Although management believes that the December 31, 1996 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

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

At December 31, 1996, the Corporation had outstanding commitments to originate loans of $49.2 million, commitments to extend funds to, or on behalf of customers, pursuant to lines and letters of credit of $65.6 million and loans sold with recourse to the Corporation in the event of default by the borrower of $2.2 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 1996 amounted to $717.0 million and scheduled maturities of FHLB advances during the same period totalled $259.6 million. At December 31, 1996, the Corporation also had $51.3 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following December 31, 1996. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%. During the quarter ended December 31, 1996, the Bank's average liquidity ratio was 12.65%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirements of the State of Wisconsin. The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS and the State of Wisconsin at December 31, 1996:

                                                                      State of
                              Tangible        Core     Risk-based     Wisconsin
                              Capital        Capital    Capital        Capital
                              --------       -------   -----------    --------
                                              (Dollars In Thousands)

Bank's stockholder's equity    $ 108,460     $ 108,460     $ 108,460  $ 108,460
Adjustment for:
 SFAS No.115 capital component       361           361           361          -
Allowable unallocated general
 loss allowance                        -             -        13,856     21,582
Goodwill and other                (2,416)       (2,416)       (2,498)         -
                               ---------     ---------     ---------  ---------

  Total regulatory capital       106,405       106,405       120,179    130,042
Required amount                   27,830        55,660        88,069    111,443
                               ---------     ---------     ---------  ---------

  Excess                      $   78,575    $   50,745    $   32,110  $  18,599
                              ----------    ----------    ----------  ---------
                              ----------    ----------    ----------  ---------

Regulatory capital ratio            5.74%         5.74%        10.92%      7.00%
Required ratio                      1.50          3.00          8.00       6.00
                                    ----          ----         -----       ----

  Excess                            4.24%         2.74%         2.92%      1.00%
                                    ----          ----         -----       ----
                                    ----          ----         -----       ----

The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS has added an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of this rule was pending at December 31, 1996. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

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

The Corporation's cumulative net gap position at December 31, 1996 for one year or less was a negative 1.23% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of December 31, 1996.


                                                  More Than     More Than
                                      Within       One To        Three to      More Than
                                     One Year    Three Years   Five Years      Five Years   Total
                                     --------    -----------   ----------      ----------   -----
                                                             (Dollars In Thousands)
Interest-earning assets:
 Mortgage loans (1) (2):
  Fixed                              $   79,521  $  58,942     $  24,996       $  26,236    $  189,695
  Variable                              705,910    217,369         8,134               -       931,413
 Consumer loans (1)                     203,875     75,502        24,796               -       304,173
 Commercial business loans (1)           23,288      2,454           685               -        26,427
 Mortgage-related securities (3)        113,771     94,101        27,752          14,308       249,932
 Investment securities and
  other interest-earning assets (3)      33,307      8,439        37,242               -        78,988
                                     ----------  ---------     ---------       ---------    ----------
    Total                            $1,159,672  $ 456,807     $ 123,605       $  40,544    $1,780,628
                                     ----------  ---------     ---------       ---------    ----------
                                     ----------  ---------     ---------       ---------    ----------

Interest-bearing liabilities:
 Deposits (4)                        $  865,569  $ 259,898     $  66,895       $  40,018    $1,232,380
 Borrowings                             317,173    112,742           845               -       430,760
                                     ----------  ---------     ---------       ---------    ----------
    Total                            $1,182,742  $ 372,640     $  67,740       $  40,018    $1,663,140
                                     ----------  ---------     ---------       ---------    ----------
                                     ----------  ---------     ---------       ---------    ----------

Interest sensitivity gap              $ (23,070) $  84,167     $  55,865       $     526    $  117,488
                                     ----------  ---------     ---------       ---------    ----------
                                     ----------  ---------     ---------       ---------    ----------

Cummulative interest
 sensitivity gap                      $ (23,070)  $ 61,097     $ 116,962       $ 117,488
                                     ----------  ---------     ---------       ---------
                                     ----------  ---------     ---------       ---------

Cummulative interest
 sensitivity gap
 as a percent of total assets             (1.23)%     3.27%         6.26%           6.29%
                                     ----------  ---------     ---------       ---------
                                     ----------  ---------     ---------       ---------


(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $33.7 million, and (ii) non-accrual loans, which amounted to $4.7 million.
(2) Includes $9.1 million of loans held for sale spread throughout the periods.
(3) Includes $118.1 million of securities available for sale spread throughout the periods.
(4) Does not include $64.8 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $8.5 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

                             Part II - Other Information

Item 1   Legal Proceedings.

          The Bank is involved in litigation relating to alleged structural deficiencies of a property located in Vero Beach, Florida. The Bank contracted for the completion of this property after it was acquired by foreclosure and converted it into a condominium complex. In January 1993, the Bank and the Homeowners Association which represents the condominium owners entered into a settlement agreement which covers various repairs totalling $500,000 which the Corporation accrued in September 1992 and paid in January 1993, as well as repairs which are related to the post-tension cable system, an estimated amount of which was accrued by the Corporation in September 1993 but has not yet been paid. Three lawsuits have been filed against the Bank in connection with the foregoing by various owners of condominiums in the complex and the Homeowners Association. During fiscal 1996, one trial involving an individual homeowner was finished, of which the result relieved the Bank of any claim for punitive and/or general damages, but provided the owner with recission (return of the unit to the Bank). The Bank is currently considering the alternatives of appeal and/or negotiated settlement. Based on the outcome of the above described case and the evaluation of the accruals by the Corporation to date, management does not believe that pending litigation will have a material adverse effect on the financial condition or operations of the Corporation.

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

                                                   ANCHOR BANCORP WISCONSIN INC.




Date:  January 31, 1997                       By:  /s/ DOUGLAS J. TIMMERMAN
                                                   ------------------------
                                                   Douglas J. Timmerman,
                                                   Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer




Date:  January 31, 1997                       By:  /s/ MICHAEL W. HELSER
                                                   ----------------------------
                                                   Michael W. Helser, Treasurer
                                                   and Chief Financial Officer