Form 10-K405
period 1997-03-31
ANCHOR BANCORP WISCONSIN INC
filed 1997-06-13
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended March 31, 1997
                               --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ________________ to ________________

                         Commission File Number 0-20006
                          ANCHOR BANCORP WISCONSIN INC.
             (Exact name of registrant as specified in its charter)

           Wisconsin                                          39-1726871
----------------------------------                       --------------------
 (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)


                               25 West Main Street
                            Madison, Wisconsin  53703
                            -------------------------
                     (Address of principal executive office)

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

                                Yes /X/   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.   /X/


     Based upon the $43.125 closing price of the registrant's common stock as of May 16, 1997, the aggregate market value of the 4,527,117 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $172.4 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of June 6, 1997, 4,527,117 shares of the registrant's common stock were outstanding.

                       Documents Incorporated by Reference

     Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1997 (Part III, Items 10 to 13)

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Anchor BanCorp Wisconsin Inc. (the "Corporation") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, S.S.B. (the "Bank"). On July 15, 1992, the Bank converted from a state-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Corporation acquired all of the outstanding common stock of the Bank. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), which invests in limited partnerships. IDI created a subsidiary in March 1997, Nevada Investment Directions, Inc. ("NIDI"), which also invest in limited partnerships. NIDI is organized in the state of Nevada.

     The Bank was organized in 1919 as a Wisconsin-chartered savings institution. As a state-chartered savings institution, the Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), and is regulated by the Office of Thrift Supervision ("OTS"), the FDIC and the Wisconsin Commissioner of Savings and Loan ("Commissioner"). The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Bank is also regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") relating to reserves required to be maintained against deposits and certain other matters. See "Regulation."

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

     The Bank has four wholly-owned subsidiaries. Anchor Insurance Services, Inc. ("AIS") offers a full line of insurance products, securities and annuities to the Bank's customers and other members of the general public. ADPC II, LLC ("ADPC II") was created in September 1996 to improve and manage a multi-family property acquired by foreclosure. ADPC Corporation ("ADPC") holds and develops certain of the Bank's foreclosed properties. Anchor Investment Corporation ("AIC") is an operating subsidiary which is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion the Bank's investment portfolio (primarily mortgage-related securities). All of the Bank's subsidiaries, except AIC, are Wisconsin corporations.


MARKET AREA

     The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin as well as contiguous counties in Iowa and Illinois. As of March 31, 1997, the Bank conducted business from its headquarters and main office in Madison, Wisconsin, 33 other full-service offices and two loan origination offices.

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


FINANCIAL RATIOS

The following table sets forth selected financial ratios of the corporation's operations for the fiscal years indicated.


                                                  Year Ended March 31,
                                              -----------------------------
                                                 1997      1996      1995
                                              -----------------------------

  Return on average assets                       0.76%     0.88%     1.00%
  Return on average equity                      11.78     12.13     12.89
  Average equity to average assets               6.42      7.24      7.41
  Dividend payout ratio                         16.67     11.76      8.58
  Net interest margin                            3.12      3.18      3.60


LENDING ACTIVITIES

     GENERAL. At March 31, 1997, the Corporation's net loans held for investment totalled $1.461 billion, representing approximately 78% of its $1.885 billion of total assets at that date. Approximately 77% of the Corporation's total loans held for investment at March 31, 1997 were secured by first liens on real estate.

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

     The non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 1997, the Corporation's total loans held for investment included $323.5 million of consumer loans and $29.0 million of commercial business loans.

     LOAN PORTFOLIO COMPOSITION. The table on the following page presents information concerning the composition of the Corporation's consolidated loans held for investment at the dates indicated.


                                                                                   March 31,
                                    -----------------------------------------------------------------------------------------------
                                            1997                1996                 1995             1994                1993
                                    -----------------------------------------------------------------------------------------------
                                              Percent             Percent              Percent           Percent            Percent
                                      Amount  of Total    Amount  of Total    Amount  of Total   Amount  of Total   Amount of Total
                                    -----------------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands
Mortgage loans:
  Single-family residential         $  731,732  47.44%  $  745,170  51.97%  $  716,212  55.83%   $618,647  55.25%  $493,105   50.35%
  Multi-family residential             164,729  10.68      162,432  11.33      141,401  11.02     142,750  12.75    173,979   17.76
  Commercial real estate               171,186  11.10      139,918   9.76      123,438   9.62     129,196  11.54    121,419   12.40
  Construction                         106,536   6.91       77,187   5.38       66,519   5.18      50,691   4.53     34,699    3.54
  Land                                  15,730   1.02       21,077   1.47       13,644   1.06       8,280   0.74      4,223    0.43
                                    ----------  -----   ----------  -----   ----------  -----  ----------  ----- ----------   -----
    Total mortgage loans             1,189,913  77.15    1,145,784  79.90    1,061,214  82.72     949,564  84.81    827,425   84.48
                                    ----------  -----   ----------  -----   ----------  -----  ----------  ----- ----------   -----
Consumer loans:
  Second mortgage and home equity      176,348  11.43      140,302   9.78      111,725   8.71      84,922   7.58     68,689    7.01
  Education                            112,420   7.29       88,674   6.18       69,264   5.40      52,289   4.67     48,457    4.95
  Other                                 34,682   2.25       28,481   1.99       18,997   1.48      13,587   1.21     13,598    1.39
                                    ----------  -----   ----------  -----   ----------  -----  ----------  ----- ----------   -----
    Total consumer loans               323,450  20.97      257,457  17.95      199,986  15.59     150,798  13.46    130,744   13.35
                                    ----------  -----   ----------  -----   ----------  -----  ----------  ----- ----------   -----

Commercial business loans:
  Loans                                 29,012   1.88       30,352   2.12       20,272   1.58      16,195   1.45     13,378    1.37
  Lease receivables                         10   0.00          363   0.03        1,467   0.11       3,154   0.28      7,859    0.80
                                    ----------  -----   ----------  -----   ----------  -----  ----------  ----- ----------   -----
    Total commercial business loans     29,022   1.88       30,715   2.14       21,739   1.69     19,349    1.73     21,237    2.17
                                    ----------  -----   ----------  -----   ----------  -----  ----------  ----- ----------   -----

    Gross loans receivable           1,542,385 100.00%   1,433,956 100.00%   1,282,939 100.00%  1,119,711 100.00%   979,406  100.00%
                                               ------              ------              ------             ------             ------
                                               ------              ------              ------             ------             ------

Contras to loans:
  Undisbursed loan proceeds            (54,002)            (46,493)            (25,980)           (27,950)          (18,465)
  Allowance for loan losses            (22,750)            (22,807)            (22,429)           (22,119)          (18,437)
  Unearned loan fees                    (3,373)             (2,453)             (2,000)            (1,966)           (1,291)
  Discount on loans purchased             (748)             (1,005)             (1,151)              (195)             (379)
  Unearned interest                        (89)               (118)               (272)              (536)           (1,640)
                                     ---------          ----------          ----------         ----------        ----------
    Total contras to loans             (80,962)            (72,876)            (51,832)           (52,766)          (40,212)
                                     ---------          ----------          ----------         ----------        ----------
    Loans receivable, net           $1,461,423          $1,361,080          $1,231,107         $1,066,945          $939,194
                                     ---------          ----------          ----------         ----------        ----------
                                     ---------          ----------          ----------         ----------        ----------


The following table shows, at March 31, 1997, the scheduled contractual maturities of the Corporation's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                               MULTI-FAMILY
                                                                RESIDENTIAL
                                                                   AND
                                            SINGLE-FAMILY       COMMERCIAL       CONSTRUCTION                 COMMERCIAL
                                             RESIDENTIAL        REAL ESTATE       AND LAND      CONSUMER       BUSINESS
                                                LOANS              LOANS            LOANS         LOANS          LOANS
                                            ----------------------------------------------------------------------------
                                                                                 (In Thousands)
Amounts due:
  In one year or less                         $  31,759          $   49,440      $ 100,313     $   48,601      $  12,593
  After one year through
    five years                                   94,664              46,323          4,106        140,567         12,217
  After five years                              605,309             240,152         17,847        134,282          4,212
                                              ---------          ----------      ---------     ----------      ---------
                                              $ 731,732          $  335,915      $ 122,266     $  323,450      $  29,022
                                              ---------          ----------      ---------     ----------      ---------
                                              ---------          ----------      ---------     ----------      ---------

  Interest rate terms on amounts
    due after one year:
      Fixed                                   $  90,290           $  35,979      $     670     $  150,616      $  16,240
                                              ---------          ----------      ---------     ----------      ---------
                                              ---------          ----------      ---------     ----------      ---------
      Adjustable                              $ 609,683           $ 250,496      $  21,283     $  124,233      $     189
                                              ---------          ----------      ---------     ----------      ---------
                                              ---------          ----------      ---------     ----------      ---------


     SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings associations, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 1997, $731.7 million of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured or guaranteed by a federal or state agency.

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

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 1997, approximately $624.2 million or 85.3% of the Corporation's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates.

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

     At March 31, 1997, approximately $107.5 million or 14.7% of the permanent single-family residential loans in the Corporation's loans held for investment consisted of loans which provide for fixed rates of interest. Almost 60% of these loans have original terms of 15 years or less. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. During the 1980s, the Bank emphasized the origination and purchase of loans secured by multi-family residences and commercial real estate located within and outside of Wisconsin in order to diversify the type and geographic location of its loan portfolio. Such loans also were emphasized because they generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 1997, the Corporation had $164.7 million of loans secured by multi-family residential real estate and $171.2 million of loans secured by commercial real estate. The Bank generally limits the origination of such loans to its own primary market area, except to facilitate the sale or resolution of certain remaining foreclosed properties outside its market area.

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

     Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than single-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or group of related borrowers. In addition, the payment experience on loans secured by existing income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in real estate markets or in the economy generally. The Bank generally attempts to limit these risks by, among other things, adopting what management believes are conservative underwriting standards and lending primarily in its market area.

     CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 1997, construction loans amounted to $106.5 million of the Corporation's total loans held for investment. Of this amount, $44.3 million and $27.2 million was represented by loans for the construction of single-family and multi-family residences, respectively. Land loans amounted to $15.7 million at March 31, 1997.

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

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 1997, $323.5 million of the Corporation's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because of the high percentage of insured home equity loans which are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and secured education loans

     The largest component of the Corporation's consumer loan portfolio are second mortgage and home equity loans, which amounted to $176.3 million or 54.5% of consumer loans at March 31, 1997. The Bank has placed additional emphasis on its home equity loan program in recent years to respond to changes in federal income tax laws. The primary home equity loan product has an adjustable interest rate which is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

     Due to the Bank's proximity to the University of Wisconsin, approximately $112.4 million or 34.8% of its consumer loans at March 31, 1997 consisted of education loans, which generally are made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates which adjust monthly in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association or to other investors. The Bank sold $1.4 million of these loans during fiscal 1997.

     The remainder of the Corporation's consumer loan portfolio consists of deposit account secured loans and loans which have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is responsible for 45% of the profit or losses from such activities. At March 31, 1997, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $19.6 million and $2.9 million, respectively.

     COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 1997, commercial business loans amounted to $29.0 million or 1.9% of the Corporation's total loans held for investment. The Corporation's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by various equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates which float in accordance with a designated prime lending rate. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

     Applications for all types of loans are obtained at the Bank's five regional lending offices, certain of its branch offices and two loan origination facilities. Loans may be approved by members of the Loan Committee within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. At least three signatures of members of the Senior Loan Committee are required to approve (i) all loans over $250,000 and all loans secured by properties over eight units and (ii) loans over $750,000 and up to $1.0 million, provided that the President is one of the approving members. Loans in excess of $1.0 million may be committed by the Senior Loan Committee, subject in all cases to the prior approval of the Board of Directors of the Bank.

     The Bank's general policy is to lend up to 80% of the appraised value of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 1997, the Bank had approximately $11.9 million of loans which had a loan-to-value ratio of greater than 80% and did not have private mortgage insurance for the portion of the loan above such amount.

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

     The Bank generally continues to collect payments on conventional loans which it sells to others as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 1997, the Bank was servicing $1.1 billion of loans for others. The Bank sells all of the FHA/VA loans originated by it on a servicing-released basis.

     Although the Bank purchased larger multi-family residential and commercial real estate loans secured by properties located outside of its market area during the early to mid-1980s in order to obtain assets with higher yields and shorter maturities than are generally provided by single-family residential loans, the Bank in more recent years generally has not been an active purchaser of these types of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 1997, approximately $25.4 million of mortgage loans were being serviced for the Bank by others.

     The following table shows the Corporation's consolidated total loans originated, purchased, sold and repaid during the periods indicated.


                                                                            YEAR ENDED MARCH 31,
                                                          ---------------------------------------------------
                                                               1997                1996               1995
                                                          ---------------------------------------------------
                                                                             (In Thousands)
Gross loans receivable at beginning of year(1)             $ 1,447,924         $ 1,285,903         $ 1,136,253
Loans originated for investment(2):
  Single-family residential                                    191,666             159,525             152,781
  Multi-family residential                                      24,713              15,792              14,419
  Commercial real estate                                        63,600              38,440              19,780
  Construction and land                                        166,533             116,556             102,123
  Consumer                                                     190,584             141,820             114,825
  Commercial business                                           17,715              23,913              11,094
                                                           -----------         -----------         -----------
    Total originations                                         654,811             496,046             415,022
                                                           -----------         -----------         -----------
Loans purchased for investment:
  Single-family residential                                        155               2,480               9,173
  Multi-family residential                                         120               4,500                 252
  Commercial real estate                                           464                 939               1,440
  American Equity purchase                                           -              85,244                   -
                                                           -----------         -----------         -----------
    Total purchases                                                739              93,163              10,865
                                                           -----------         -----------         -----------
    Total originations and purchases                           655,550             589,209             425,887
Repayments                                                    (420,698)           (338,847)           (249,619)
Transfers of loans to held for sale                           (126,423)            (99,345)            (13,040)
                                                           -----------         -----------         -----------
     Net activity in loans held for investment                 108,429             151,017             163,228
                                                           -----------         -----------         -----------
Loans originated for sale(2):
  Single-family residential                                     96,996             180,055              81,711
American Equity purchase                                             -               5,969                   -
Transfers of loans from held for investment                    126,423              99,345              13,040
Sales of loans                                                (177,101)           (177,593)           (108,329)
Loans converted into mortgage-backed
  securities                                                   (54,938)            (96,772)                  -
                                                           -----------         -----------         -----------
  Net activity in loans held for sale                           (8,620)             11,004             (13,578)
                                                           -----------         -----------         -----------
  Gross loans receivable at end of year                    $ 1,547,733         $ 1,447,924         $ 1,285,903
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------

(1)  Includes loans held for sale and loans held for investment.
(2) Refinancings of loans held in the Corporations's consolidated loan portfolio amounted to $79.8 million, $99.1 million and $27.4 million during the years ended March 31, 1997, 1996 and 1995, respectively.


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

     The interest income that would have been recorded during fiscal 1997 if the Corporation's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $654,000. The amount of interest income which was attributable to these loans and included in interest income during fiscal 1997 was $358,000.

     The following table sets forth information relating to delinquent loans of the Corporation and their relation to the Corporation's total loans held for investment at the dates indicated.


                                                                                    MARCH 31,
                                              -------------------------------------------------------------------------------
                                                      1997                            1996                         1995
                                              -------------------------------------------------------------------------------
                                                           % OF                           % OF                          % OF
                                                           TOTAL                          TOTAL                         TOTAL
DAYS PAST DUE                                  BALANCE     LOANS               BALANCE    LOANS             BALANCE     LOANS
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
30 to 59 days                                 $   3,144      0.20%           $  5,776      0.40%           $  2,696      0.21%
60 to 89 days                                       909      0.06                 789      0.06               1,099      0.09
90 days and over                                  6,795      0.44               1,890      0.13               2,493      0.19
                                              ---------    ------            --------    ------            --------    ------
   Total                                      $  10,848      0.70%           $  8,455      0.59%           $  6,288      0.49%
                                              ---------    ------            --------    ------            --------    ------
                                              ---------    ------            --------    ------            --------    ------


     There was one non-accrual loan with a carrying value of $2.5 million at March 31, 1997. The loan represented a 26% participation, involving two other lenders, in a 48 unit condominium project in Bloomington, Minnesota. Voluntary foreclosure is sought by the Bank. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7 included herewith. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8 included herewith.

     FORECLOSED PROPERTIES. Set forth below is a brief description of the Corporation's foreclosed property which had a net carrying value of $1.0 million or more at March 31, 1997.

     APARTMENT COMPLEX, ELM GROVE, WISCONSIN. At March 31, 1997, the Corporation's foreclosed properties included a $2.2 million loan which is secured by an apartment complex in Elm Grove, Wisconsin. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property which the Bank is pursuing. The Bank believes any cleanup needed will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard. The Bank also believes that in the event of any remaining environmental cleanup liability that it will pursue reimbursement from the adjoining land owner, which is believed to have caused the contamination. As a result, the Bank does not anticipate incurring any cost at this time.

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

     As of March 31, 1997, the Bank's classified assets consisted of $16.5 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 1996, substandard assets amounted to $12.6 million and no loans were classified as special mention, doubtful or loss.

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

     Additional discussion on the allowance for losses at March 31, 1997 has been presented as part of the discussion of Allowance for Loan and Foreclosure Losses in Management's Discussion and Analysis, which is contained in in Item 7, included herewith.

SECURITIES - GENERAL

    Management determines the appropriate classification of securities at the time of purchase. Securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in the income statement.

    Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the year ended March 31, 1997 and 1996 balances of stockholders' equity were reduced by $5,000 and $82,000 (net of $59,300 and $55,000 in deferred income taxes), respectively, to reflect the change in net unrealized loss on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 1997.

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

    At March 31, 1997, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $129.1 million and included $69.7 million, $55.7 million and $3.7 million which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The GNMA securities are the only adjustable-rate securities included in securities held to maturity.

    The fair value of the Corporation's mortgage-backed securities available for sale amounted to $78.2 million at March 31, 1997, of which $11.4 million are five- and seven-year balloon securities, $63.9 million are 15- and 30-year securities and $2.9 million are adjustable-rate securities.

    Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 1997, $19.1 million of the Corporation's mortgage-backed securities available for sale and $22.5 million mortgage-backed securities held to maturity were pledged to secure various obligations of the Bank.

    The following table sets forth the activity in the Corporation's mortgage-backed securities during the periods indicated.

                                                 YEAR ENDED MARCH 31,
                                       --------------------------------------
                                            1997        1996         1995
                                       --------------------------------------
                                                    (In Thousands)

Mortgage-backed securities at
 beginning of year (1)                   $ 186,005    $ 123,358     $ 145,687
Held to maturity:
 Purchases                                  14,509        3,025         8,355
 Transfers to available for sale                 -      (90,376)            -
Available for sale:
 Purchases                                   2,057        5,531         2,497
 Acquired in exchange of loans              54,938       96,772             -
 Transfers from held to maturity                 -       90,376             -
Sales                                       (5,617)      (9,107)         (888)
Repayments and other                       (44,593)     (33,574)      (32,293)
                                         ---------    ---------     ---------
 Mortgage-backed securities at
  end of year (1)                        $ 207,299    $ 186,005     $ 123,358
                                         ---------    ---------     ---------
                                         ---------    ---------     ---------


(1) Includes mortgage-backed securities held to maturity and available for sale and does not include mortgage-derivative securities, discussed below.


    Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Bank's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMOs"), including CMOs which qualify as Real Estate Mortgage Investment Conduits ("REMIC") under the Internal Revenue Code of 1986, as amended ("Code") and are scheduled to mature within five years. At March 31, 1997, the amortized cost of the Corporation's mortgage-derivative securities held to maturity amounted to $31.0 million. The fair value of the mortgage-derivative securities available for sale amounted to $2.1 million at the same date.

    The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 1997, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                       ONE TO FIVE YEARS        SIX TO TEN YEARS              OVER TEN YEARS
                                     ---------------------------------------------------------------------------
                                                   WEIGHTED                WEIGHTED                   WEIGHTED
                                                    AVERAGE                 AVERAGE                    AVERAGE
                                        BALANCE     YIELD     BALANCE        YIELD        BALANCE       YIELD        TOTAL
                                      ----------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)

Available For Sale:
 Mortgage-derivative securities       $   2,141      6.17%   $      -         0.00%     $       -        0.00%   $   2,141
 Mortgage-backed securities              11,331      6.23      12,525         6.82         54,303        6.72       78,159
                                      ---------      ----    --------         ----      ---------        ----    ----------
                                         13,472      6.22      12,525         6.82         54,303        6.72       80,300
                                      ---------      ----    --------         ----      ---------        ----    ----------

Held To Maturity:
 Mortgage-derivative securities          27,667      6.27       3,294         6.68              -        0.00       30,961
 Mortgage-backed securities              46,841      6.21      23,631         7.56         58,668        6.57      129,140
                                      ---------      ----    --------         ----      ---------        ----    ----------
                                         74,508      6.23      26,925         7.45         58,668        6.57      160,101
                                      ---------      ----    --------         ----      ---------        ----    ----------

  Mortgage-related securities         $  87,980      6.23%   $ 39,450         7.25%     $ 112,971        6.64%   $ 240,401
                                      ---------      ----    --------         ----      ---------        ----    ----------
                                      ---------      ----    --------         ----      ---------        ----    ----------



    Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

    For additional information regarding the Corporation's mortgage-related securities, see the Corporation's Consolidated Financial Statements, including note 3 thereto.

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

    The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                MARCH 31,
                                ----------------------------------------------------------------------------
                                          1997                    1996                       1995
                                ----------------------   -----------------------   -------------------------
                                 AMORTIZED   ESTIMATED     AMORTIZED   ESTIMATED    AMORTIZED    ESTIMATED
                                   COST     FAIR VALUE        COST    FAIR VALUE       COST      FAIR VALUE
                                ----------------------------------------------------------------------------
                                                               (In Thousands)
Available For Sale:
  U.S. Government and federal
    agency obligations           $  26,877   $  26,517    $  20,498   $  20,333     $  13,733    $  13,347
  Mutual fund                        6,068       6,066        9,059       9,058        10,185       10,185
  Corporate stock and other          2,685       2,986          791         850             -            -
                                 ---------   ---------    ---------   ---------     ---------    ----------
                                    35,630      35,569       30,348      30,241        23,918       23,532
                                 ---------   ---------    ---------   ---------     ---------    ----------

Held To Maturity:
  U.S. Government and federal
    agency obligations               7,947       7,890        2,500       2,503             -            -
  Certificates of deposit                -           -           96          96           100          100
                                 ---------   ---------    ---------   ---------     ---------    ----------
                                     7,947       7,890        2,596       2,599           100          100
                                 ---------   ---------    ---------   ---------     ---------    ----------

   Total investment securities   $  43,577   $  43,459    $  32,944   $  32,840     $  24,018    $  23,632
                                 ---------   ---------    ---------   ---------     ---------    ----------
                                 ---------   ---------    ---------   ---------     ---------    ----------

    The following table shows the amortized cost, fair value and yield of the Corporation's investment securities by contractual maturity at March 31, 1997.

                                       AVAILABLE FOR SALE    HELD TO MATURITY
                                       ---------------------------------------
                                       AMORTIZED   FAIR     AMORTIZED   FAIR
                                         COST      VALUE      COST      VALUE
                                       ---------------------------------------

Due in one year or less                $ 13,197   $ 13,186   $     -   $     -
Due after one year through five years    19,748     19,397     7,947     7,890
Corporate stock                           2,685      2,986         -         -
                                       --------   --------   -------   -------
                                       $ 35,630   $ 35,569   $ 7,947   $ 7,890
                                       --------   --------   -------   -------
                                       --------   --------   -------   -------

    For additional information regarding the Corporation's investment securities, see the Corporation's Consolidated Financial Statements, including
Note 2 thereto included in Item 8.

    The Bank is required by the OTS to maintain liquid assets at minimum levels which vary from time to time and which amounted to 5.0% at March 31, 1997. The Bank's liquidity ratio was 9.23% as of March 31, 1997.

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

    The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers which will provide funds for a specified fee. At March 31, 1997, the Bank had $46.7 million in brokered deposits.

    The Bank attracts deposits through a network of convenient office locations by utilizing a detailed customer sales and service plan and by offering a wide variety of accounts and services, competitive interest rates and convenient customer hours. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the characteristics of its deposit accounts, consideration is given to the profitability of the Bank, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Bank's competitors.

    The following table sets forth the activity in the Corporation's deposits during the periods indicated.

                                                            YEAR ENDED MARCH 31,
                                                  -----------------------------------------
                                                      1997           1996           1995
                                                  -----------------------------------------
                                                               (In Thousands)

Beginning balance                                 $1,234,878     $1,092,120     $1,061,262

Net increase (decrease) before interest credited      17,728         29,041         (3,482)
Interest credited                                     52,092         48,914         34,340
Purchase of branch                                         -         64,803              -
                                                  ----------     ----------     ----------
 Net increase in deposits                             69,820        142,758         30,858
                                                  ----------     ----------     ----------

Ending balance                                    $1,304,698     $1,234,878     $1,092,120
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

    The following table sets forth the amount and maturities of the Corporation's certificates of deposit at March
31, 1997.
                                        OVER SIX         OVER         OVER TWO
                                         MONTHS        ONE YEAR        YEARS           OVER
                        SIX MONTHS       THROUGH       THROUGH        THROUGH          THREE
     INTEREST RATE       AND LESS       ONE YEAR      TWO YEARS     THREE YEARS        YEARS         TOTAL
----------------------------------------------------------------------------------------------------------------
                                                   (In Thousands)
    3.00% to 4.99%      $   29,021     $      702     $      244      $     102      $       -    $   30,069
    5.00% to 6.99%         413,990        279,989        116,328         20,152         25,570       856,029
    7.00% to 8.99%           4,249          8,756             47            169            245        13,466
                        ----------     ----------     ----------      ---------      ---------    -----------
                        $  447,260     $  289,447     $  116,619      $  20,423      $  25,815    $  899,564
                        ----------     ----------     ----------      ---------      ---------    -----------
                        ----------     ----------     ----------      ---------      ---------    -----------

    At March 31, 1997, the Corporation had $104.0 million of jumbo certificates, of which $40.5 million are scheduled to mature within three months, $19.7 million in over three months through six months, $35.0 million in over six months through 12 months and $8.8 million in over 12 months.

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

    From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank has utilized this source of funds during the year ended March 31, 1997 and may continue to do so in the future.

    The Corporation has a short-term line of credit to fund IDI limited partnership interest. The interest is based on Libor and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in December 1997. ADPC II has a mortgage on the multi-family property it owns. Principal and interest payments are due monthly, with the final payment due in October 2005. See Note 8 to the Corporation's Consolidated Financial Statements for more information on borrowings.

    The following table sets forth the outstanding balance and weighted average interest rate for the Corporation's borrowings (short-term and long-term) at the dates indicated.


                                                           MARCH 31,
                               --------------------------------------------------------------------------
                                       1997                     1996                     1995
                               ---------------------------------------------------------------------------
                                            WEIGHTED                  WEIGHTED                WEIGHTED
                                            AVERAGE                   AVERAGE                  AVERAGE
                               BALANCE        RATE       BALANCE        RATE        BALANCE      RATE
                               ---------------------------------------------------------------------------
                                                         (Dollars In Thousands)

  FHLB advances              $  374,165      5.74%     $  316,869     5.69%       $  274,500    5.71%
  Repurchase agreements          39,335      5.43          47,582     5.32             5,600    6.72
  Other loans payable            18,039      8.19           7,031     9.94                 -    0.00

    The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                            MARCH 31,
                             --------------------------------------
                                1997        1996           1995
                             --------------------------------------
                                        (In Thousands)


Maximum month-end balance:
  FHLB advances              $ 281,500     $ 177,500     $ 152,000
  Repurchase agreements         67,316        72,850         5,600
  Other loans payable           18,039         5,998             -
Average balance:
  FHLB advances                242,159       161,939        95,832
  Repurchase agreements         63,189        35,352           467
  Other loans payable            7,524           917             -

SUBSIDIARIES

    INVESTMENT DIRECTIONS, INC. IDI is a wholly-owned non-banking subsidiary of the Corporation formed in February 1996, which has invested in various limited partnerships. The Corporation's investment in IDI at March 31, 1997 amounted to $6.1 million. For the year ended March 31, 1997, IDI had a net profit of $1.4 million.

    NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly-owned non-banking subsidiary of IDI formed in March 1997, which has invested in various limited partnerships. NIDI was organized in the State of Nevada. IDI's investment in NIDI at March 31, 1997 amounted to $6.0 million. For the year ended March 31, 1997, NIDI had a net profit of $42,000.

    ANCHOR INSURANCE SERVICES, INC. AIS is a wholly-owned subsidiary of the Bank which offers a full line of insurance products, securities and annuities to its customers and members of the general public. For the year ended March 31, 1997, AIS had a net profit of $91,000. The Bank's investment in AIS amounted to $80,000 at March 31, 1997. AIS paid a dividend to the Bank in fiscal 1997 of $150,000.

    ADPC II, LLC. ADPC II is a subsidiary of the Bank (99% ownership) and ADPC (1% ownership) formed in September 1995, which is engaged in the improvement and management of a multi-family property. This former foreclosed property was acquired from ADPC as a result of the reorganization plan from the bankruptcy proceedings. ADPC II obtained a $2.0 million loan from the Bank for renovations, all of which has now been sold to private investors in the secondary market. The Bank's investment in ADPC II at March 31, 1997 amounted to $1.4 million. ADPC II had a net loss of $235,000 for the year ended
March 31, 1997.

    ADPC CORPORATION. ADPC is a wholly-owned subsidiary of the Bank which holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 1997 amounted to $1.8 million. ADPC had net income of $68,000 for the year ended March 31, 1997.

    ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank which was incorporated in March 1993. AIC, which is located in the State of Nevada, was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $176.0 million at March 31, 1997. AIC had net income of $6.7 million for the year ended March 31, 1997. The Bank had outstanding notes to AIC of $24.0 million at March 31, 1997, with a weighted average rate of 8.25% and maturities during the next six months.

    ANCHOR FINANCIAL CORP. AFC was a wholly-owned subsidiary of the Bank which was dissolved on March 18, 1997.


EMPLOYEES

    The Bank had 516 full-time employees and 157 part-time employees at March 31, 1997. The Bank promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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

    The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's semi-annual OTS assessment for the six months ending June 30, 1997 was $159,000.

    Wisconsin-chartered institutions are also required to pay an annual state assessment. Under Wisconsin law, the fee cannot exceed 12 cents per $1,000 of assets or fraction thereof, as of the close of the preceding calendar year. In addition to an annual fee, each Wisconsin-chartered institution is subject to examination fees. The Bank's assessment for the year ending June 30, 1997 was $59,000.

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

    During 1996, the OTS continued its comprehensive review of its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations concerning lending and investments, corporate governance, subsidiaries and equity investments, conflicts of interest and usurpation of corporate opportunity. The OTS's revised lending and investments regulation generally imposes general safety and soundness standards, and also provides that commercial loans made by a service corporation of a savings association will be exempted from an institutions's overall 10% limit on commercial loans. Such regulations now allow an institution to use its own cost-of-funds index in structuring adjustable rate mortgages, and eliminate percentage of assets limitations on credit card lending.

    The OTS also converted its policy statement on conflicts of interest to a regulation that is intended to be based upon common law principles of "duty of loyalty" and "duty of care." The new conflicts regulation provides that directors, officers, employees, persons having the power to control the management or policies of savings associations, and other persons who owe fiduciary duties to savings institutions will be prohibited from advancing their own personal or business interests, or those of others, at the expense of the institutions they serve. The "appearance of a conflict of interest" standard was removed from the scope of the revised rule. The OTS also clarified that "persons having the power to control the management or policies of savings associations" includes holding companies such as the Corporation. The OTS corporate opportunity regulations and policy statements also were eliminated and replaced with a standard similar to common law standards governing usurpation of corporate opportunity. Significantly under the revised regulation, transfers of a line of business within a holding company structure will not be deemed to be a usurpation of corporate opportunity if an institution receives fair market consideration for a line of business transferred to its holding company or its affiliate. In such transactions, the OTS will generally defer to decisions made by a holding company, subject to compliance with Section 23A or 23B of the Federal Reserve Act and general safety and soundness principles.

    In addition, the investment and lending authority of the Bank is prescribed by federal and state laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. The Bank is in compliance with each of these restrictions.

    The Bank's permissible loans-to-one-borrower lending limit under federal law is to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).
At March 31, 1997, the Bank had no loans to one borrower which exceeded the 15% or $16.2 million limitation. A broader limitation (the lesser of $30 million or 30% of unimpaired capital and surplus) is provided, under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one-borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Under Wisconsin law, the aggregate amount of loans that an association may make to any one borrower may not exceed 5% of the aggregate of an association's mortgage, consumer and commercial assets, except as otherwise authorized by the Commissioner. The Bank is in compliance with these loans-to-one-borrower limitations.

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

    The Bank is required to pay assessments to the FDIC based on a percent of its insured deposits for the insurance of its deposits by the SAIF. Under Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

    Under the risk-based deposit insurance system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups - well capitalized, adequately capitalized, or undercapitalized - using the same percentage criteria used under the prompt corrective action regulations. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

    For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on instituions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $4.6 million during the quarter ended September 30, 1996.

    The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF and SAIF members will be assessed at the same rate for FICO payments.

    The 1996 legislation also contemplates the merger of the SAIF with the BIF, which generally insures deposits in national and state-chartered banks. The combined deposit insurance fund, which will be formed no earlier that January 1, 1999, will insure deposits at all FDIC insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository institutions. Future legislation also may result in the Corporation becoming regulated as a bank holding company by the Federal Reserve Board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject the Corporation to capital requirements that are not currently applicable to the Corporation as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Corporation may engage at holding company level, at which business activities currently are not restricted. The Corporation and the Bank are unable to predict whether such legislation will be enacted.

    The 1996 legislation also contained several provisions that could impact operations of the Bank, including augmenting the Bank's commercial lending authority by 10% of assets, provided that any loans in excess of 10% are used for small business loans. Furthermore, the qualified thrift lender test that the Bank must comply with was liberalized to provide that small business, credit card and student loans can be included without any limit, and that the Bank can qualify as a qualified thrift lender by meeting either the test set forth in the Home Owners' Loan Act or under the definition of a domestic building and loan association as defined under the Internal Revenue Code of 1986, as amended (The "IRC").

    FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. The Bank meets the definition of a "well capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1997, the Bank had $46.7 million in brokered deposits.

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

    The capital standards require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus up to 25% of certain other intangibles which meet certain separate salability and market valuation tests. The OTS has issued notice of a proposed regulation that would require all but the most highly rated savings institutions to maintain a minimum core capital ratio of between 4% and 5%. The Bank had a ratio of core capital to total assets of 5.77% at March 31, 1997.

    The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be used to satisfy the risk-based requirement is limited to the extent of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. At March 31, 1997, the Bank met all capital requirements on a fully phased-in basis. (See Note 9 to the Corporation's Consolidated Financial

Statements.) In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets as determined by the OTS.

OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depend on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at March 31, 1997.

    In August 1993, the OTS adopted a final rule incorporating an interest rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than normal interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and the market value of its assets multiplied by 2.0%. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will have a material effect on the Bank.

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

    Wisconsin-chartered associations are required to maintain a net worth ratio of at least 6.0%. Under this provision, an association's "net worth ratio" is defined as a ratio, expressed as a percentage of assets, calculated by subtracting liabilities from assets, adding to the resulting difference unallocated general loan loss allowances, and dividing the sum by the association's assets. The rule authorizes the Commissioner to require an association to maintain a higher level of net worth if the Commissioner determines that the nature of the association's operations entails a risk requiring greater net worth to ensure the association's stability. A failure to comply with such requirements authorizes the Commissioner to direct the association to adhere to a plan, which can include various operating restrictions, in order to restore the association's net worth to required levels. At March 31, 1997, the Bank was in compliance with this net worth requirement with a ratio of 6.98%.

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

    QUALIFIED THRIFT LENDER REQUIREMENT. All savings associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. Currently, a savings institution will be a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every 12 months. Subject to certain exceptions, qualified thrift investments generally consist of housing related loans and investments and certain groups of assets, such as consumer loans, to a limited extent. The term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets held by the savings institution in an amount up to 20% of its total assets. As of March 31, 1997, the Bank was in compliance with the QTL test.

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

    LIQUIDITY. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. In May 1997, however, the OTS proposed to amend its liquidity regulation to, among other things, provide that a savings association shall maintain liquid assets of not less than 4% of the amount of its liquidity base at the end of the preceding calendar quarter, as well as to provide that each savings association must maintain sufficient liquidity to ensure its safe and sound operation. Historically, the Bank has operated in compliance with applicable liquidity requirements.

    Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At March 31, 1997, the Bank was in compliance with these liquidity requirements.

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

    As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 1997, the Bank owned $19.0 million in FHLB stock, which is in compliance with this requirement. The Bank has received substantial dividends on its FHLB stock. The dividend for fiscal 1997 amounted to $1.3 million as compared to $1.2 million for fiscal 1996.

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

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 1997, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

For taxable years beginning prior to January 1, 1996, a savings institution such as the Bank that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifiying savings institution") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings institution was permitted to make annual additions to such reserves based on the institution's loss experience. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the institution to deduct a specified percentage of its taxable income before such deduction, regardless of the institution's actual bad debt experience, subject to certain limitations. From 1988 to 1995, the Bank has claimed bad debt deductions under the percentage of taxable income method because that method produced a greater deduction than did the experience method.

On August 20, 1996, President Clinton signed the Small Business Job Protection Act (the "Act") into law. The legislation (i) repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995; (ii) provides for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996, exempting pre-1988 bad debt deductions from recapture; and (iii) suspended for two years post-1987 in bad debt deductions from recapture provided that a savings institution meets a new home mortgage lending test. The legislation exempted from recapture $30.0 million in pre-1988 bad debt deductions taken by the Bank and will defer recapture of an additional $3.1 million subject to the
Bank's compliance with the new home mortgage lending test.   See Note 11 to the
Consolidated Financial Statements for a discussion of the effect of this legislation on the Bank. For its tax years beginning on or after January 1, 1996, the Bank will be required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless.

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

    Earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1997, the Bank's bad debt reserves for tax purposes totaled approximately $33.1 million.

    The consolidated federal income tax returns of the Bank and its subsidiaries through March 31, 1993 are closed to examination by the Internal Revenue Service due to the expiration of the statute of limitations.

    The State of Wisconsin imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The current corporate tax rate imposed by Wisconsin is 7.9%. Wisconsin taxable income is substantially similar to federal taxable income except that no deduction is allowed for state income taxes paid. The current bad debt deduction for Wisconsin income tax purposes is the same as the deduction permitted for federal income tax purposes. Wisconsin does not allow the carryback of a net operating loss to prior taxable years. Thus, any net operating loss for state income tax purposes must be carried forward to offset income in future years. The Wisconsin corporate franchise tax is deductible for purposes of computing federal taxable income. The separate Wisconsin state income tax returns of the members of the Bank's group through March 31, 1992 are closed to examination by the Wisconsin Department of Revenue due to the expiration of the statute of limitations.

    The Corporation also has a non-banking subsidiary of IDI (NIDI) and the Bank has an operating subsidiary (AIC) located in Nevada. The income of NIDI and AIC is only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2.  PROPERTIES

    At March 31, 1997, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 33 other deposit-taking offices located primarily in southcentral and southwest Wisconsin. The Bank owns 23 of its deposit-taking offices, leases the land on which FOUR such offices are located, and leases the remaining 6 deposit-taking offices. In addition, the Bank leases offices for two loan origination facilities. The leases expire between 1997 AND 2005. The aggregate net book value at March 31, 1997 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $12.0 million. See Note 6 to the Corporation's Consolidated Financial Statements, filed as Item 8 hereto, for information regarding the premises and equipment. The following tables set forth the location of the Corporation's banking and other offices.

MADISON, WISCONSIN OFFICES:            Stoughton, Wisconsin

25 West Main Street                    SURROUNDING AREA OFFICES:
Madison, Wisconsin
                                       1712 12th Street
302 North Midvale Boulevard            Monroe, Wisconsin
Madison, Wisconsin
                                       80 South Court Street
2929 North Sherman Avenue              Platteville, Wisconsin
Madison, Wisconsin (1)
                                       106 West Oak Street
216 Cottage Grove Road                 Boscobel, Wisconsin (2)
Madison, Wisconsin (1)
                                       100 West Racine Street
5750 Raymond Road                      Janesville, Wisconsin
Madison, Wisconsin (2)
                                       600 East Blackhawk Avenue
333 South Westfield Road               Prairie du Chien, Wisconsin
Madison, Wisconsin (1)
                                       708 North Madison Street
6501 Monona Drive                      Lancaster, Wisconsin
Monona, Wisconsin
                                       302 Bay Street
4702 East Towne Boulevard              Chippewa Falls, Wisconsin
Madison, Wisconsin
                                       500 East Walworth Avenue
2000 Atwood Avenue                     Delavan, Wisconsin
Madison, Wisconsin (2)
                                       606 Highway 69
DANE COUNTY OFFICES:                   New Glarus, Wisconsin (2)

1516 West Main Street                  2215 Holiday Drive
Sun Prairie, Wisconsin                 Janesville, Wisconsin

6200 Century Avenue                    150 North Ludington Street
Middleton, Wisconsin (1)               Columbus, Wisconsin

300 East Main Street                   187 South Central Avenue
Mount Horeb, Wisconsin                 Richland Center, Wisconsin

420 West Verona Avenue                 316 West Spring Street(2)
Verona, Wisconsin                      Dodgeville, Wisconsin

705 North Main Street                  102 South Rock Avenue
Oregon, Wisconsin                      Viroqua, Wisconsin

601 South Main Street                  640 Division Street
DeForest, Wisconsin                    Stevens Point, Wisconsin

204A-1 South Century Avenue            1101 Post Road
Waunakee, Wisconsin (2)                Plover, Wisconsin (2)

1720 Highway 51                        1492 W. South Park Ave.

Oshkosh, WI 54903
                                       1775 Witzel Avenue
LENDING ONLY OFFICES:                  Oshkosh, Wisconsin (2)

772 Main Street, Suite 204             2711 North Mason Street
Lake Geneva, Wisconsin (2)             Appleton, Wisconsin (2)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year ended March 31, 1997, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

    The Corporation's common stock is traded on the NASDAQ Stock Market. The trading symbol is ABCW. As of March 31, 1997, there were approximately 2,000 stockholders of record which does not include stockholders holding their stock in street name or nominee's name.

Quarterly Stock Price and Dividend Information

    The table below shows the reported high and low sale prices of common stock and cash dividends paid per share of common stock during the periods indicated in fiscal 1997 and 1996. The data in the table have been adjusted for the five-for four stock split which was paid on October 27, 1995.

                                          MARKET PRICE             CASH
QUARTER ENDED                        HIGH           LOW          DIVIDEND
--------------------------------------------------------------------------

 March 31, 1997                     $47.000        $35.500         $0.125
 December 31, 1996                   36.250         32.875          0.125
 September 30, 1996                  36.250         33.000          0.125
 June 30, 1996                       35.000         30.000          0.100

 March 31, 1996                      36.250         33.250          0.080
 December 31, 1995                   36.250         30.900          0.080
 September 30, 1995                  31.400         25.800          0.080
 June 30, 1995                       30.200         23.600          0.080

    For information regarding restrictions on the payments of dividends, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY
                                                      AT OR FOR YEAR ENDED MARCH 31,
                                      -----------------------------------------------------------------------
                                          1997          1996(1)         1995           1994           1993
                                       -----------------------------------------------------------------------
                                                         (In Thousands, Except Per Share Data)

Earnings per share: (2)
 Primary                              $      2.85    $      2.72    $      2.68    $      2.32   $      1.72
 Fully diluted                               2.82           2.70           2.66           2.32          1.70

Interest income                           140,604        125,721        104,884         97,306       105,088
Interest expense                           85,137         74,978         54,298         49,539        57,208
Net interest income                        55,467         50,743         50,586         47,767        47,880
Provision for loan losses                     500            475          1,580          4,348         7,415
Non-interest income                        17,197          9,259          7,508         11,106        11,560
Non-interest expenses                      50,684         37,061         33,033         32,788        34,221
Income taxes                                7,532          7,959          9,064          8,265         6,938
Net income                                 13,948         14,507         14,417         13,472        10,866

Total assets                            1,884,983      1,754,556      1,510,917      1,380,276     1,297,408
Investment securities                      43,516         32,837         23,632         20,781        13,833
Mortgage-related securities               240,401        220,998        160,401        187,710       238,465
Loans receivable held for
 investment, net                        1,461,423      1,361,080      1,231,107      1,066,945       939,194
Deposits                                1,312,445      1,240,958      1,098,210      1,065,741     1,062,903
Notes payable to FHLB                     374,165        316,869        274,500        186,750       111,000
Other borrowings                           57,374         54,613          5,600              -             -
Stockholders' equity                      117,887        118,402        111,187        105,137       101,987
Shares outstanding (2)                  4,581,347      4,934,350      5,063,830      5,394,269     5,937,500
Book value per share
 at end of period (2)                       25.73          24.00          21.96          19.49        17.18
Dividend paid per share (2)                  0.48           0.32           0.23           0.19         0.05
Dividend payout ratio (2)                   16.67%         11.76%          8.58%          8.19%        2.79%
Yield on earning assets                      7.91           7.87           7.46           7.42         8.41
Cost of funds                                4.99           4.96           4.11           4.04         4.86
Interest rate spread                         2.92           2.91           3.35           3.38         3.55
Net interest margin                          3.12           3.18           3.60           3.64         3.83
Return on average assets                     0.76           0.88           1.00           1.00         0.84
Return on average equity                    11.78          12.13          13.45          12.89        12.29
Average equity to average assets             6.42           7.24           7.41           7.74         6.86



(1) In June, 1995, the Corporation acquired American Equity BanCorp Inc. ("American") of Stevens Point, Wisconsin through an exchange of stock. This transaction was accounted for as a purchase, with the results of operations being included in the consolidated financial statements since the date of acquisition.

(2) As adjusted for a five-for-four stock split as of October 27, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is designed to provide a more thorough discussion of the Corporation's financial condition and results of operations as well as to provide additional information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. Management's discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

                              RESULTS OF OPERATIONS

                COMPARISON OF YEARS ENDED MARCH 31, 1997 AND 1996

GENERAL Net income decreased to $13.9 million in fiscal 1997 from $14.5 million in fiscal 1996 primarily as a result of a one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF"). Exclusive of the after-tax effects of a $7.7 million one-time charge to recapitalize the SAIF, net income for the fiscal year ended March 31, 1997 increased to $18.5 million as compared to $14.5 million for the same period last year. The returns on average assets and average stockholders' equity for fiscal 1997 were 0.76% and 11.78%, respectively, as compared to 0.88% and 12.13%, respectively, for fiscal 1996. These ratios exclusive of the SAIF assessment were 1.00% and 15.66%, respectively.

The net components of this decrease in earnings for fiscal 1997, as compared to fiscal 1996, were (i) an increase of $13.6 million in non-interest expenses (including the SAIF assessment), (ii) an increase of $4.7 million in net interest income and (iii) an increase of $7.9 million in non-interest income.

NET INTEREST INCOME Net interest income increased by $4.7 million during fiscal 1997 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $1.78 billion and $1.71 billion in fiscal 1997, respectively, from $1.60 billion and $1.51 billion, respectively, in fiscal 1996. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04 for fiscal 1997 from 1.06 for fiscal 1996. The average yield on interest-earning assets (7.91% in fiscal 1997 versus 7.87% in fiscal 1996) increased, as did the average cost on interest-bearing liabilities (4.99% in fiscal 1997 versus 4.96% in fiscal 1996). The net interest margin decreased to 3.12% for fiscal 1997 from 3.18% for fiscal 1996 and the interest rate spread increased to 2.92% from 2.91% for fiscal 1997 and 1996, respectively. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets and interest-bearing liabilities increased net interest income in fiscal 1997 by approximately $5.1 million. Offsetting this increase, slightly, was a $400,000 decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses increased slightly from $475,000 in fiscal 1996 to $500,000 in fiscal 1997, reflecting an increase in charge-offs experienced in the consumer loan area in fiscal 1997. The Corporation's allowance for loan losses remained the same at $22.8 million, although such amount totaled 1.47% of loans held for investment at March 31, 1997, as compared to 1.59% of loans held for investment at March 31, 1996. For further discussion of the allowance for loan losses, see "Financial Condition-- Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income increased $7.9 million to $17.2 million for fiscal 1997 compared to $9.3 million for fiscal 1996 as a result of several factors. Other non-interest income increased $6.2 million for fiscal 1997 due to increased partnership earnings on partnerships in which the Corporation and two of its subsidiaries have invested. The partnerships (with 50% ownership) are consolidated, with the minority interest reported in non-interest expenses. Insurance commissions increased $666,000 in fiscal 1997 as compared to fiscal 1996 due to increased promotions. Net gain on sale of loans increased $580,000 in fiscal 1997 as compared to fiscal 1996 due to an increase in the volume of sales of loans during the year.

NON-INTEREST EXPENSES Non-interest expenses increased $13.6 million for fiscal 1997 compared to 1996 as a result of several factors. The majority of the increase was due to the one-time charge of $7.7 million associated with the
recapitalization of the SAIF during fiscal 1997.   Compensation expense
increased $2.3 million for fiscal 1997 due to the combination of increases in staff, salaries and benefits as a result of additional offices. Other expenses increased $3.1 million during fiscal 1997 due to increases in the minority interest in net income of consolidated partnerships as well as other partnership consolidated expenses.


INCOME TAXES Income tax expense decreased $427,000 for fiscal 1997 as compared to fiscal 1996. The effective tax rate for fiscal 1997 was 35.07% as compared to 35.43% for fiscal 1996. See Note 11 to the Consolidated Financial Statements.

                COMPARISON OF YEARS ENDED MARCH 31, 1996 AND 1995

GENERAL Net income increased to $14.5 million in fiscal 1996 from $14.4 million in fiscal 1995. The returns on average assets and average stockholders' equity for fiscal 1996 were 0.88% and 12.13%, respectively, as compared to 1.00% and 13.45%, respectively, for fiscal 1995.

The major components of the increase in earnings for fiscal 1996, as compared to fiscal 1995, were (i) an increase of $1.8 million in non-interest income, (ii) a decrease of $1.1 million in provision for loan losses and (iii) a decrease of $1.1 million in income taxes, which were partially offset by an increase of $4.0 million in non-interest expenses.

NET INTEREST INCOME Net interest income increased by $157,000 during fiscal 1996 due to increases in the volume of interest-earning assets and interest-bearing liabilities, which offset the effects of a decrease in the Corporation's interest rate spread. The average balances of interest-earning assets and interest-bearing liabilities increased to $1.60 billion and $1.51 billion in fiscal 1996, respectively, from $1.41 billion and $1.32 billion, respectively, in fiscal 1995. The average balance increases were partially due to the American acquisition in June 1995 (refer to Note 2 to the Corporation's Consolidated Financial Statements for additional discussion). The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.06 for fiscal 1996 from 1.07 for fiscal 1995. The average yield on interest-earning assets (7.87% in fiscal 1996 versus 7.46% in fiscal 1995) increased, as did the average cost on interest-bearing liabilities (4.96% in fiscal 1996 versus 4.11% in fiscal 1995). The net interest margin decreased to 3.18% for fiscal 1996 from 3.60% for fiscal 1995 and the interest rate spread decreased to 2.91% from 3.35% for fiscal 1996 and 1995, respectively. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets and interest-bearing liabilities increased net interest income in fiscal 1996 by approximately $5.1 million. Offsetting this increase, in part, was a $5.0 million decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses decreased $1.1 million to $475,000 for fiscal 1996 from $1.6 million for fiscal 1995, reflecting a lower level of charge-offs experienced in fiscal 1996. The Corporation's allowance for loan losses increased to $22.8 million, or 1.59% of loans held for investment, at March 31, 1996, from $22.4 million, or 1.75%, respectively, at March 31, 1995. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income increased $1.8 million to $9.3 million for fiscal 1996 compared to $7.5 million for fiscal 1995 as a net result of several factors. Net gain (loss) on sale of loans increased from a loss of $83,000 in fiscal 1995 to a gain of $645,000 in fiscal 1996. The increase was due to an increase in the volume of sales of loans during the period. Service charges on deposits increased $600,000 in fiscal 1996 as compared to fiscal 1995 due to an increase in demand deposit fees due in part to the increase in demand deposit accounts from the American acquisition. Net gain (loss) on sale of securities increased from a loss of $47,000 in fiscal 1995 to a gain of $247,000 in fiscal 1996 due to an increase in the volume of sales of securities during the period. Loan servicing income increased $297,000 due to increased volume of loans serviced for others. Other non-interest income increased $146,000 for fiscal 1996 due to increased partnership earnings on partnerships which are less than 50% owned and accounted for under the equity method. These increases were partially offset by a decrease of $312,000 in insurance commissions during fiscal 1996 as a result of large decreases in annuity sales.

NON-INTEREST EXPENSES Non-interest expenses increased $4.0 million for fiscal 1996 compared to 1995 as a net result of several factors. Compensation increased $2.0 million for fiscal 1996 due to the combination of increases in staff, salaries and benefits as a result of additional offices and new benefit plans. Furniture, equipment and occupancy expense increased $693,000 primarily due to increased depreciation and other costs from additional offices. Other expenses increased $926,000 during fiscal 1996 due to increases in robbery loss, goodwill amortization, demand deposit expenses, postage and TYME transaction fees. Data processing expense increased $348,000 mainly due to costs associated with buying out a servicing contract of American.

INCOME TAXES Income tax expense decreased $1.1 million for fiscal 1996 as compared to fiscal 1995. The effective tax rate for fiscal 1996 was 35.43% as compared to 38.60% for fiscal 1995. The decrease in the tax rate in the current year was due to an adjustment for excess deferred taxes during the year. See
Note 12 to the Consolidated Financial Statements.


AVERAGE INTEREST-EARNING ASSETS, AVERAGE INTEREST-BEARING LIABILITIES AND INTEREST RATE SPREAD AND MARGIN The table on the following page shows the Corporation's average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, the average net interest margin, computed as net interest income as a ratio of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the years indicated. Balances of interest-sensitive assets and liabilities arising from the fiscal 1996 acquisition are included from the date of acquisition. The average balances are derived from average daily balances.

                             AVERAGE BALANCE SHEETS

                                                                          YEAR ENDED MARCH 31,
                                    ------------------------------------------------------------------------------------------------
                                                     1997                             1996                             1995
                                    ------------------------------------------------------------------------------------------------
                                                             AVERAGE                          AVERAGE                       AVERAGE
                                       AVERAGE                YIELD/    AVERAGE                YIELD/   AVERAGE              YIELD/
                                       BALANCE    INTEREST    COST      BALANCE    INTEREST    COST     BALANCE   INTEREST   COST
                                    ------------------------------------------------------------------------------------------------
                                                                           (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                   $ 1,134,195  $  90,386   7.97%  $ 1,047,092  $  82,798    7.91% $   999,008  $75,434    7.55%
Consumer loans                           285,558     26,766   9.37       236,767     22,010    9.30      171,700   14,679    8.55
Commercial business loans                 27,662      2,866  10.36        25,040      2,628   10.50       19,155    1,836    9.58
                                     -----------  ---------          -----------  ---------          -----------  -------
  Total loans receivable (2)           1,447,415    120,018   8.29     1,308,899    107,436    8.21    1,189,863   91,949    7.73
Mortgage-related securities (1)          243,986     15,657   6.42       221,135     14,152    6.40      174,013   10,637    6.11
Investment securities (1)                 52,659      2,898   5.50        41,168      2,490    6.05       22,781    1,198    5.26
Interest-bearing deposits                 14,098        778   5.52         8,694        488    5.61        7,201      313    4.35
Federal Home Loan Bank stock              18,323      1,253   6.84        17,204      1,155    6.71       12,782      787    6.16
                                     -----------  ---------          -----------  ---------          -----------  -------
  Total interest-earning assets        1,776,481    140,604   7.91     1,597,100    125,721    7.87    1,406,640  104,884    7.46
Non-interest-earning assets               68,284                          54,330                          39,567
                                     -----------                     -----------                     -----------
  Total assets                       $ 1,844,765                     $ 1,651,430                     $ 1,446,207
                                     -----------                     -----------                     -----------
                                     -----------                     -----------                     -----------

INTEREST-BEARING LIABILITIES
Demand deposits                      $   285,641      7,496   2.62   $   218,811      4,577    2.09  $   191,667    3,062    1.60
Regular passbook savings                 102,420      2,349   2.29       107,707      2,498    2.32      116,946    2,674    2.29
Certificates of deposit                  888,274     50,569   5.69       847,113     48,275    5.70      757,617   35,202    4.65
                                     -----------  ---------          -----------  ---------          -----------  -------
  Total deposits                       1,276,335     60,414   4.73     1,173,631     55,350    4.72    1,066,230   40,938    3.84
Notes payable and other borrowings       416,314     24,203   5.81       324,123     19,148    5.91      240,792   12,871    5.35
Other                                     14,061        520   3.70        13,064        480    3.67       13,763      489    3.55
                                     -----------  ---------          -----------  ---------          -----------  -------
  Total interest-bearing liabilities   1,706,710     85,137   4.99     1,510,818     74,978    4.96    1,320,785   54,298    4.11
                                                  ---------   ----                ---------    ----               -------    ----
Non-interest-bearing liabilities          19,661                          21,013                          18,264
                                     -----------                     -----------                     -----------
  Total liabilities                    1,726,371                       1,531,831                       1,339,049
Stockholders' equity                     118,394                         119,599                         107,158
                                     -----------                     -----------                     -----------
                                     -----------                     -----------                     -----------
  Total liabilities and
   stockholder's equity              $ 1,844,765                     $ 1,651,430                     $ 1,446,207
                                     -----------                     -----------                     -----------
  Net interest income/
   interest rate spread (3)                          55,467   2.92%               $  50,743    2.91%               50,586    3.35%
                                                  ---------   ----                ---------    ----               -------    ----
  Net interest-earning assets          $  69,771                     $    86,282                     $    85,855
                                     -----------                     -----------                     -----------
  Net interest margin                                         3.12%                            3.18%                         3.60%
                                                              ----                             ----                          ----
  Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                      1.04                            1.06                            1.07
                                            ----                            ----                            ----

------------------------
(1)  Includes assets held and available for sale.
(2)  The average balances of loans receivable include non-accrual loans.
(3) The interest rate spread at March 31, 1997, 1996 and 1995 amounted to 2.92%, 2.90% and 3.00%, respectively.

                              RATE/VOLUME ANALYSIS

The most significant impact on the Corporation's net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                                             YEAR ENDED MARCH 31,
                                       -----------------------------------------------------------------------------------------
                                                     1997 COMPARED TO 1996                          1996 COMPARED TO 1995
                                       -------------------------------------------------------------------------------------------
                                                                 RATE/                                          RATE/
                                         RATE         VOLUME    VOLUME        NET        RATE       VOLUME     VOLUME        NET
                                       -----------------------------------------------------------------------------------------
                                                                              (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                     $    647      $  6,887  $     54    $  7,588    $  3,562    $  3,631  $    171     $  7,364
Consumer loans                              183         4,535        38       4,756       1,282       5,563       486        7,331
Commercial business loans                   (34)          276        (4)        238         174         564        54          792
                                       --------      --------  --------    --------    --------    --------  --------     --------
  Total loans receivable                    796        11,698        88      12,582       5,018       9,758       711       15,487
Mortgage-related securities (1)              39         1,462         4       1,505         500       2,880       135        3,515
Investment securities (1)                  (224)          695       (63)        408         180         967       145        1,292
Interest-bearing deposits                    (8)          303        (5)        290          91          65        19          175
Federal Home Loan Bank stock                 21            76         1          98          71         272        25          368
                                       --------      --------  --------    --------    --------    --------  --------     --------
 Total net change in income on
  interest-earning assets                   624        14,234        25      14,883       5,860      13,942     1,035       20,837


INTEREST-BEARING LIABILITIES
Demand deposits                           1,165         1,398       356       2,919         947         434       134        1,515
Regular passbook savings                    (28)         (122)        1        (149)         38        (211)       (3)        (176)
Certificates of deposit                     (49)        2,345        (2)      2,294       7,973       4,158       942       13,073
                                       --------      --------  --------    --------    --------    --------  --------     --------
 Total deposits                           1,088         3,621       355       5,064       8,958       4,381     1,073       14,412
Notes payable and other borrowings         (305)        5,447       (87)      5,055       1,354       4,454       469        6,277
Other                                         3            37         -          40          17         (25)       (1)          (9)
                                       --------      --------  --------    --------    --------    --------  --------     --------
 Total net change in expense on
   interest-bearing liabilities             786         9,105       268      10,159      10,329       8,810     1,541       20,680
                                       --------      --------  --------    --------    --------    --------  --------     --------

Net change in net interest income      $   (162)     $  5,129  $   (243)    $ 4,724    $ (4,469)    $ 5,132  $   (506)    $    157
                                       --------      --------  --------    --------    --------    --------  --------     --------
                                       --------      --------  --------    --------    --------    --------  --------     --------


(1) Includes assets held and available for sale.


                         LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation had cash equivalents of $1.4 million, securities of $2.0 million, and loans of $674,000 at March 31, 1997. The Corporation provided loans to its non-bank subsidiary to invest in real estate held for development and sale. Principal and interest payments are a predictable source of funds, but funds from sales of real estate are unpredictable. During fiscal 1997, the Bank made dividend payments of $11.5 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

The Bank's primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, sales of mortgage loans originated for sale, Federal Home Loan Bank ("FHLB") advances, deposits and other borrowings. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%. At March 31, 1997 and 1996, the Bank's liquidity ratio was 9.2% and 11.3%, respectively.

Operating activities resulted in a net cash inflow of $19.9 million. Operating cash flows for fiscal 1997 included earnings of $13.9 million and $106.8 million realized from the sale of mortgage loans held for sale, less $97.0 million disbursed for loans originated for sale.

Investing activities in fiscal 1997 resulted in a net cash outflow of $140.0 million. Primary investing activities resulting in cash outflows were $90.0 million for the purchase of securities and $157.7 million for the increase in net loans receivable. The most significant cash inflows from investing activities were principal payments of $58.6 million received on mortgage-related securities, as well as $45.4 million from the proceeds of sales of securities available for sale.

Financing activities resulted in a net cash inflow of $114.5 million including a net increase in deposits of $69.8 million, a net increase in borrowings of $60.1 million and a cash outflow of $14.2 million for treasury stock purchases.

At March 31, 1997, the Corporation had outstanding commitments to originate $25.8 million of loans, commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $65.0 million, $2.1 million of loans sold with recourse to the Corporation in the event of default by the borrower. (See Note 13 to the Consolidated Financial Statements.) Scheduled maturities of certificates of deposit during the twelve months following March 31, 1997, amounted to $736.7 million and scheduled maturities of borrowings during the same period totaled $316.2 million. The Bank has entered into agreements with certain brokers which will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

At March 31, 1997, the Bank's capital exceeded all capital requirements of the State of Wisconsin and the OTS as mandated by federal law and regulations on both a current and fully phased-in basis. See Note 9 to the Consolidated Financial Statements.

                               FINANCIAL CONDITION

GENERAL Total assets of the Corporation increased $130.4 million or 7.4% from $1.75 billion at March 31, 1996, to $1.88 billion at March 31, 1997. This increase was primarily funded by net increases in deposits of $71.5 million and in borrowings of $59.8 million. These funds were generally invested in loans receivable and mortgage-related securities.

MORTGAGE-RELATED SECURITIES Mortgage-related securities (both available for sale and held to maturity) increased $19.4 million as a net result during the year of (i) exchanges of $54.9 million of loans with the FNMA for securities backed by such loans, (ii) purchases of $28.8 million, (iii) principal repayments and market value adjustments of $58.5 million and (iv) sales of $5.6 million. Mortgage-related securities consisted of $207.3 million mortgage-backed securities and $33.1 million mortgage-derivative securities at March 31, 1997. See Notes 1 and 3 to the Consolidated Financial Statements.

Since mortgage-related securities are asset-backed securities, they are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk and interest rate risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, and (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

LOANS RECEIVABLE Total net loans (including loans held for sale) increased $91.7 million during fiscal 1997 from $1.38 billion at March 31, 1996, to $1.47 billion at March 31, 1997. The activity included (i) originations and purchases of $752.5 million, (ii) sales of loans held for sale of $106.8 million, which included exchanges of $54.9 million for mortgage-backed securities and (iii) principal repayments and other reductions of $428.8 million. The components of the increase in total loans, including loans held for sale, are summarized by type of loan as follows:

                                                                 MARCH 31,
                                             ----------------------------------------------
                                                                                 INCREASE
                                                1997                1996        (DECREASE)
                                             ----------------------------------------------
                                                               (In Thousands)
FIRST MORTGAGE LOANS:
Single-family residential                    $    731,732     $    745,170     $    (13,438)
Multi-family residential                          164,729          162,432            2,297
Commercial real estate                            171,186          139,918           31,268
Construction and land                             122,266           98,264           24,002
                                             ------------     ------------     ------------
 Total first mortgage loans                     1,189,913        1,145,784           44,129

OTHER LOANS:
Second mortgage                                   176,348          140,302           36,046
Education                                         112,420           88,674           23,746
Commercial business and leases                     29,022           30,715           (1,693)
Credit card and other consumer loans               34,682           28,481            6,201
                                             ------------     ------------     ------------
 Total other loans                                352,472          288,172           64,300
                                             ------------     ------------     ------------
 Gross loans receivable                         1,542,385        1,433,956          108,429
Less: Net items to loans receivable               (80,962)         (72,876)          (8,086)
                                             ------------     ------------     ------------
 Net loans receivable                        $  1,461,423     $  1,361,080     $    100,343
                                             ------------     ------------     ------------
                                             ------------     ------------     ------------
Loans held for sale                          $      5,348     $     13,968     $     (8,620)
                                             ------------     ------------     ------------
                                             ------------     ------------     ------------

NON-PERFORMING ASSETS Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $13.8 million or 0.73% of total assets at March 31, 1997 from $10.3 million or 0.59% of total assets at March 31, 1996.

Non-performing assets are summarized as follows for the dates indicated:

                                                                                   AT MARCH 31,
                                                         ---------------------------------------------------------------------
                                                            1997            1996         1995           1994            1993
                                                         ---------------------------------------------------------------------
                                                                                 (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                               $  1,712       $    629      $     833       $    565      $   2,273
 Multi-family residential                                   3,199              -              -             37          1,593
 Commercial real estate                                       778            470            624            617         12,365
 Construction and land                                         58             81             81             81            135
 Consumer                                                     438            202            219            333            297
 Commercial business                                          610            508            736            831            984
                                                         --------       --------      ---------       --------       --------
  Total non-accrual loans                                   6,795          1,890          2,493          2,464         17,647
Real estate held for development and sale                   2,736          2,319            857          2,767          4,916
Foreclosed properties and repossessed assets, net           4,222          6,077          7,116          5,294          2,052
                                                         --------       --------      ---------       --------       --------
  Total non-performing assets                            $ 13,753       $ 10,286      $  10,466       $ 10,525       $ 24,615
                                                         --------       --------      ---------       --------       --------
                                                         --------       --------      ---------       --------       --------
Performing troubled debt restructurings                  $    329       $    332      $     335       $  4,687       $ 10,011
                                                         --------       --------      ---------       --------       --------
                                                         --------       --------      ---------       --------       --------

Total non-accrual loans to total loans                      0.44%          0.13%          0.19%          0.22%          1.80%
Total non-performing assets to total assets                 0.73           0.59           0.69           0.76           1.90
Allowance for loan losses to total loans                    1.47           1.59           1.75           1.98           1.88
Allowance for loan losses to total
 non-accrual loans                                        334.81        1206.72         899.68         897.69         104.48
Allowance for loan and foreclosure losses
 to total non-performing assets                           173.26         228.70         221.82         213.42          75.43


Non-accrual loans increased $4.9 million during fiscal 1997 primarily due to the addition of a $2.5 million loan representing a 26% participation secured by a 48-unit condominium project in Bloomington, Minnesota. Voluntary foreclosure on this project is sought by the Bank. Slight increases occurred in the other categories. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Non-performing real estate held for development and sale increased $417,000 during fiscal 1997 as a result of an increase in capitalized improvement costs on a multi-family residential property acquired by foreclosure and transferred in fiscal 1996 to a Bank subsidiary for improvement and management.

Foreclosed properties and repossessed assets decreased $1.9 million in fiscal 1997 primarily due to the removal of the hotel and office building in Garden Grove, California. This was due to a repayment plan from the bankruptcy which required principal and interest payments. There was one property in this classification with a carrying value of greater than $1.0 million which was an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property, which the Bank is pursuing. The Bank believes any cleanup which may be necessary will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard.

ALLOWANCES FOR LOAN AND FORECLOSURE LOSSES The Corporation's loan portfolio, foreclosed properties, repossessed assets and loans sold with recourse are evaluated on a continuing basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, collateral value, loan portfolio composition, loan delinquencies, prior loss experience, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential loan problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers. A summary of the activity in the allowance for losses on loans follows:

                                                                            YEAR ENDED MARCH 31,
                                                   ---------------------------------------------------------------------
                                                      1997           1996           1995           1994           1993
                                                   ---------------------------------------------------------------------
                                                                           (Dollars In Thousands)
Allowance at beginning of year                     $ 22,807      $  22,429      $  22,119      $  18,437      $  14,751

Charge-offs:
  Mortgage                                             (222)          (439)        (1,460)        (2,607)        (2,749)
  Consumer                                             (483)          (104)           (36)           (67)           (65)
  Commercial business                                  (275)          (455)          (309)          (948)        (1,343)
                                                   --------      ---------      ---------      ---------      ---------
   Total charge-offs                                   (980)          (998)        (1,805)        (3,622)        (4,157)
                                                   --------      ---------      ---------      ---------      ---------
Recoveries:
  Mortgage                                              250            298            374          2,809            253
  Consumer                                                5             10             17             14             23
  Commercial business                                   168             43            144            133            152
                                                   --------      ---------      ---------      ---------      ---------
   Total recoveries                                     423            351            535          2,956            428
                                                   --------      ---------      ---------      ---------      ---------

   Net charge-offs                                     (557)          (647)        (1,270)          (666)        (3,729)
                                                   --------      ---------      ---------      ---------      ---------

Provision                                               500            475          1,580          4,348          7,415
Acquired bank's allowance                                 -            550              -              -              -
                                                   --------      ---------      ---------      ---------      ---------
Allowance at end of year                           $ 22,750      $  22,807      $  22,429      $  22,119      $  18,437
                                                   --------      ---------      ---------      ---------      ---------
                                                   --------      ---------      ---------      ---------      ---------
Net charge-offs to average loans
 held for sale and for investment                   (0.04)%        (0.05)%        (0.11)%        (0.06)%        (0.38)%
                                                     ----           ----           ----           ----           ----

The fiscal 1997 provision for loan losses totaled $500,000 as compared to $475,000 in fiscal 1996. The provision for loan losses for fiscal years 1997 and 1996 remain at significantly lower levels compared to earlier years when the Bank's charge-off experience from certain portfolio segments required larger allowances. Those segments were largely multi-family real estate loans secured by properties in states other than Wisconsin and leases receivable. The Corporation substantially ceased extending credit in those segments since the late 1980's. The result of this activity was to retain the allowance for loan losses at a level considered appropriate by management based on historical experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions and other factors related to the collectibility of the loan portfolio.

The table below shows the Corporation's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated.


                                                                                MARCH 31,
                              ------------------------------------------------------------------------------------------------------
                                    1997                1996                 1995                 1994                 1993
                              ------------------------------------------------------------------------------------------------------
                                       % OF TOTAL          % OF TOTAL          % OF TOTAL          % OF TOTAL           % OF TOTAL
                                        LOANS BY            LOANS BY            LOANS BY            LOANS BY             LOANS BY
                               AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY    AMOUNT   CATEGORY
                              ------------------------------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)
Single-family residential     $    184    0.03%   $   200     0.03%   $    15    0.00%    $    54     0.01%    $   215     0.04%
Multi-family residential           379    0.23        263     0.16        365    0.26         427     0.30         721     0.41
Commercial real estate             645    0.38        476     0.34        916    0.74         917     0.71       1,931     1.59
Construction and land                -       -          4        -         87    0.11         107     0.18         107     0.27
Unallocated mortgage            19,003    1.60     20,054     1.75     19,186    1.81      18,841     1.98      13,709     1.66
                              --------    ----    -------     ----    -------    ----     -------     ----     -------     ----
  Total mortgage loans          20,211    1.70     20,997     1.83     20,569    1.94      20,346     2.14      16,683     2.02
Consumer                         1,169    0.36        802     0.31        645    0.32         479     0.32         398     0.30
Commercial business              1,370    4.72      1,008     3.28      1,215    5.59       1,294     6.69       1,356     6.39
                              --------    ----    -------     ----    -------    ----     -------     ----     -------     ----
  Total allowance for
    loan losses               $ 22,750    1.47%   $22,807     1.59%   $22,429    1.75%    $22,119     1.98%    $18,437     1.88%
                              --------    ----    -------     ----    -------    ----     -------     ----     -------     ----
                              --------    ----    -------     ----    -------    ----     -------     ----     -------     ----


A summary of the activity in the allowance for losses on foreclosed properties follows. The provision for losses on such properties is included in the consolidated statements of income in "Net cost (income) of operations of foreclosure properties."


                                                               YEAR ENDED MARCH 31,
                                     ----------------------------------------------------------------------
                                        1997          1996            1995           1994             1993
                                     ----------------------------------------------------------------------
                                                                 (In Thousands)
Allowance at beginning of year       $    717        $   787        $   343       $    130         $  1,882
Provision                                 500            200            950          1,225            1,400
Charge-offs                              (139)          (270)          (506)        (1,012)          (3,152)
                                     --------        -------        -------       --------         --------
  Allowance at end of year           $  1,078        $   717        $   787       $    343         $    130
                                     --------        -------        -------       --------         --------
                                     --------        -------        -------       --------         --------

The fiscal 1997 provision for foreclosure losses totaled $500,000 as compared to $200,000 for fiscal 1996. Charge-offs declined by $131,000 during the fiscal year. The Corporation conducts ongoing evaluations of the adequacy of the allowance for losses, which are based on amounts of foreclosed properties, recent appraisals, discounted cash flows or pending offers.

Although management believes that the March 31, 1997, allowances for loan and foreclosed property losses are adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to continue to maintain strong asset quality.

DEPOSITS Deposits increased $71.5 million during fiscal 1997 to $1.31 billion, of which $53.8 million was in certificates of deposit. The remaining increase was due to a new market yield demand deposit account. The weighted average cost of deposits increased to 4.77% at fiscal year-end 1997 compared to 4.67% at fiscal year-end 1996.

BORROWINGS FHLB advances increased $57.3 million during fiscal 1997 to fund the increased loan activity. At March 31, 1997, advances totaled $374.2 million with an average interest rate of 5.74%. Reverse repurchase agreements decreased $8.2 million during fiscal 1997. Other loans payable increased $11.0 million resulting from the Corporation and subsidiary borrowings. For additional information, see Note 8 to the Consolidated Financial Statements.

STOCKHOLDERS' EQUITY Stockholders' equity at March 31, 1997 was $117.9 million, or 6.25% of total assets, compared to $118.4 million and 6.75% of total assets at March 31, 1996. Stockholders' equity increased during the year as a result of (i) net income of $13.9 million (ii) the repayment of ESOP borrowings of $928,000, (iii) the exercise of stock options of $402,000, (iv) the vesting of recognition plan shares of $300,000 and (v) the tax benefit from certain stock options of $357,000, which were more than offset by (i) the purchase of treasury stock of $14.2 million, (ii) the payment of cash dividends of $2.2 million and
(iii) the recording of the net unrealized loss on available-for-sale securities of $5,000.


ASSET AND LIABILITY MANAGEMENT The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the "gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame.

The Corporation's strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements on the net interest margin. As part of this strategy, the Corporation sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, invests in medium-term mortgage-related securities and invests in consumer loans which generally have shorter terms to maturity and higher and/or adjustable interest rates. The Corporation occasionally sells adjustable-rate loans at origination to private investors.

The Corporation also originates multi-family residential and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans. Long-term, fixed-rate, single-family mortgage loans originated for sale in the secondary market are generally committed for sale at the time the interest rate is locked with the borrower. As such, these loans involve little interest rate risk to the Corporation.

Although management believes that its asset/liability management strategies reduce the potential effects of changes in interest rates on the Corporation's operations, material and prolonged changes in interest rates would adversely affect the Corporation's operations.

The Corporation's cumulative net gap position at March 31, 1997, for one year or less was a negative 0.68% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of March 31, 1997.

                                                            MORE THAN            MORE THAN
                                          WITHIN             ONE TO               THREE TO           MORE THAN
                                         ONE YEAR          THREE YEARS           FIVE YEARS          FIVE YEARS           TOTAL
                                       -----------------------------------------------------------------------------------------
                                                                           (Dollars In Thousands)
Interest-earning assets:
 Mortgage loans (1) (2):
  Fixed                                $    97,192          $   72,426           $  25,891          $   12,913         $   208,422
  Variable                                 713,332             202,461               5,949                   -             921,742
 Consumer loans (1)                        214,864              80,392              27,756                   -             323,012
 Commercial business loans (1)              24,617               2,944                 851                   -              28,412
 Mortgage-related securities (3)           103,364              95,881              28,625              12,531             240,401
 Investment securities and other
  interest-earning assets (3)               41,754               8,862              18,424                   -              69,040
                                       -----------          ----------           ---------          ----------         -----------
    Total                              $ 1,195,123          $  462,966           $ 107,496          $   25,444         $ 1,791,029
                                       -----------          ----------           ---------          ----------         -----------
                                       -----------          ----------           ---------          ----------         -----------

Interest-bearing liabilities:
 Deposits (4)                          $   891,677          $  231,728           $  69,143          $   41,614         $ 1,234,162
 Borrowings                                316,205             107,038               8,296                   -             431,539
                                       -----------          ----------           ---------          ----------         -----------
    Total                              $ 1,207,882          $  338,766           $  77,439          $   41,614         $ 1,665,701
                                       -----------          ----------           ---------          ----------         -----------
                                       -----------          ----------           ---------          ----------         -----------
Interest sensitivity gap               $   (12,759)         $  124,200           $  30,057          $  (16,170)        $   125,328
                                       -----------          ----------           ---------          ----------         -----------
                                       -----------          ----------           ---------          ----------         -----------
Cummulative interest sensitivity gap   $   (12,759)         $  111,441           $ 141,498          $  125,328
                                       -----------          ----------           ---------          ----------
                                       -----------          ----------           ---------          ----------

Cummulative interest sensitivity gap
 as a percent of total assets               (0.68)%              5.91%               7.51%               6.65%
                                             ----                ----                ----                ----

(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $54.0 million, and (ii) non-accrual loans, which amounted to $6.8 million.
(2)  Includes $5.3 million of loans held for sale spread throughout the periods.
(3) Includes $115.9 million of securities available for sale spread throughout the periods.
(4) Does not include $70.4 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $7.7 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . .    46

Consolidated Statements of Income. . . . . . . . . . . . . . . . . .    47

Consolidated Statements of Changes in Stockholders' Equity . . . . .    48

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .    49

Notes to Consolidated Financial Statements . . . . . . . . . . . . .    51

Report of Ernst & Young LLP, Independent Auditors  . . . . . . . . .    70

Management and Audit Committee Report. . . . . . . . . . . . . . . .    71

SUPPLEMENTAL DATA

Quarterly Financial Information. . . . . . . . . . . . . . . . . . .    72

CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,
                                                                              ---------------------------
                                                                                  1997            1996
                                                                              ---------------------------
                                                                                     (In Thousands)
ASSETS
Cash                                                                          $    31,482     $    35,454
Interest-bearing deposits                                                           6,543           8,235
                                                                              -----------     -----------
  Cash and cash equivalents                                                        38,025          43,689
Securities available for sale:
  Investment securities                                                            35,569          30,241
  Mortgage-related securities                                                      80,300         110,268
Securities held to maturity:
  Investment securities (fair value of $7.9 million and $2.6 million,
    respectively)                                                                   7,947           2,596
  Mortgage-related securities (fair value of $157.8 million and
    $109.9 million, respectively)                                                 160,101         110,730
Loans receivable, net:
  Held for sale                                                                     5,348          13,968
  Held for investment                                                           1,461,423       1,361,080
Foreclosed properties and repossessed assets, net                                   4,222           6,077
Real estate held for development and sale                                          23,706          13,640
Office properties and equipment                                                    18,662          18,906
Federal Home Loan Bank stock--at cost                                              18,981          16,019
Accrued interest on investments and loans                                          13,729          11,549
Prepaid expenses and other assets                                                  16,970          15,793
                                                                              -----------     -----------
   Total assets                                                               $ 1,884,983     $ 1,754,556
                                                                              -----------     -----------
                                                                              -----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                      $ 1,312,445     $ 1,240,958
Advance payments by borrowers for taxes and insurance                               7,675           7,938
Federal Home Loan Bank and other borrowings                                       392,204         323,900
Reverse repurchase agreements                                                      39,335          47,582
Other liabilities                                                                  15,437          15,776
                                                                              -----------     -----------
   Total liabilities                                                            1,767,096       1,636,154
                                                                              -----------     -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                           -               -
Common stock, $.10 par value, 20,000,000 shares
 authorized, 6,249,662 shares issued                                                  625             625
Additional paid-in capital                                                         50,443          50,086
Retained earnings                                                                 110,735         100,191
Less:  Treasury stock (1,668,315 shares and 1,315,312 shares,
         respectively)                                                            (41,937)        (29,298)
       Deferred compensation due employees                                              -            (928)
       Common stock purchased by recognition plans                                 (1,246)         (1,546)
       Net unrealized losses on securities available for sale, net of tax            (733)           (728)
                                                                              -----------     -----------
  Total stockholders' equity                                                      117,887         118,402
                                                                              -----------     -----------
  Total liabilities and stockholders' equity                                  $ 1,884,983     $ 1,754,556
                                                                              -----------     -----------
                                                                              -----------     -----------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEAR ENDED MARCH 31,
                                                              -------------------------------------
                                                                 1997         1996           1995
                                                              -------------------------------------
                                                               (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                         $ 120,018     $ 107,436     $  91,949
Mortgage-related securities                                      15,657        14,152        10,637
Investment securities                                             4,151         3,645         1,985
Interest-bearing deposits                                           778           488           313
                                                              ---------     ---------     ---------
 Total interest income                                          140,604       125,721       104,884

INTEREST EXPENSE:
Deposits                                                         60,414        55,350        40,938
Notes payable and other borrowings                               24,203        19,148        12,871
Other                                                               520           480           489
                                                              ---------     ---------     ---------
 Total interest expense                                          85,137        74,978        54,298
                                                              ---------     ---------     ---------
 Net interest income                                             55,467        50,743        50,586
Provision for loan losses                                           500           475         1,580
                                                              ---------     ---------     ---------
 Net interest income after provision for loan losses             54,967        50,268        49,006

NON-INTEREST INCOME:
Loan servicing income                                             2,970         2,741         2,444
Service charges on deposits                                       3,679         3,175         2,577
Insurance commissions                                             1,366           700         1,012
Gain (loss) on sale of assets                                     1,241           892          (130)
Gain on sales of real estate                                      5,466             -             -
Other                                                             2,475         1,751         1,605
                                                              ---------     ---------     ---------
 Total non-interest income                                       17,197         9,259         7,508

NON-INTEREST EXPENSES:
Compensation                                                     21,352        19,067        17,041
Occupancy                                                         3,171         2,800         2,511
Federal insurance premiums                                        2,201         2,669         2,458
Federal insurance special assessment                              7,663             -             -
Furniture and equipment                                           3,049         2,557         2,153
Data processing                                                   2,164         2,133         1,785
Marketing                                                         1,962         1,576         1,659
Net cost (income) of operations of foreclosure properties          (128)          127           220
Other                                                             9,250         6,132         5,206
                                                              ---------     ---------     ---------
 Total non-interest expenses                                     50,684        37,061        33,033
                                                              ---------     ---------     ---------
 Income before income taxes                                      21,480        22,466        23,481
Income taxes                                                      7,532         7,959         9,064
                                                              ---------     ---------     ---------
 Net income                                                   $  13,948     $  14,507     $  14,417
                                                              ---------     ---------     ---------
                                                              ---------     ---------     ---------

EARNINGS PER SHARE
Primary                                                       $    2.85     $    2.72     $    2.68
Fully diluted                                                      2.82          2.70          2.66

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         DEFERRED   COMMON STOCK
                                                    ADDITIONAL                         COMPENSATION PURCHASED BY     NET
                                           COMMON     PAID-IN    RETAINED    TREASURY       DUE      RECOGNITION UNREALIZED
                                            STOCK     CAPITAL    EARNINGS      STOCK     EMPLOYEES      PLANS      LOSSES    TOTAL
                                           ----------------------------------------------------------------------------------------
                                                                 (Dollars in thousands except per share data)
Balance at April 1, 1994                    $ 625    $ 47,320    $ 75,081    $(14,121)   $ (1,800)   $ (1,780)    $ (188)  $105,137
Net income                                      -           -      14,417           -           -           -          -     14,417
Purchase of treasury stock
 (363,751 shares)                               -           -           -      (8,149)          -           -          -     (8,149)
Exercise of stock options                       -           -        (214)        480           -           -          -        266
Cash dividend ($0.23 per share)                 -           -      (1,190)          -           -           -          -     (1,190)
Recognition plan shares vested                  -           -           -           -           -         246          -        246
Tax benefit from stock
 related compensation                           -         318           -           -           -           -          -        318
Repayment of ESOP borrowings                    -           -           -           -         600           -          -        600
Change in net unrealized
 losses on available-for-sale
 securities, net of tax of $305,000             -           -           -           -           -           -       (458)      (458)
                                            -----    --------    --------    --------    --------    --------     ------   --------

Balance at March 31, 1995                     625      47,638      88,094     (21,790)     (1,200)     (1,534)      (646)   111,187
Net income                                      -           -      14,507           -           -           -          -     14,507
Purchase of treasury stock
 (640,749 shares)                               -           -           -     (19,756)          -           -          -    (19,756)
Exercise of stock options                       -           -        (758)      1,064           -           -          -        306
Cash dividend ($0.32 per share)                 -           -      (1,652)          -           -           -          -     (1,652)
Recognition plan shares vested                  -           -           -           -           -         246          -        246
Tax benefit from stock
 related compensation                           -         272           -           -           -           -          -        272
Repayment of ESOP borrowings                    -           -           -           -         928           -          -        928
Purchase of American Equity                     -       2,187           -      11,184        (656)       (258)         -     12,457
Stock split fractional shares                   -         (11)          -           -           -           -          -        (11)
Change in net unrealized
 losses on available-for-sale
 securities, net of tax of $55,000              -           -           -           -           -           -        (82)       (82)
                                            -----    --------    --------    --------    --------    --------     ------   --------

Balance at March 31, 1996                     625      50,086     100,191     (29,298)       (928)     (1,546)      (728)   118,402
Net income                                      -           -      13,948           -           -           -          -     13,948
Purchase of treasury stock
 (397,399 shares)                               -           -           -     (14,221)          -           -          -    (14,221)
Exercise of stock options                       -           -      (1,180)      1,582           -           -          -        402
Cash dividend ($0.475 per share)                -           -      (2,224)          -           -           -          -     (2,224)
Recognition plan shares vested                  -           -           -           -           -         300          -        300
Tax benefit from stock
 related compensation                           -         357           -           -           -           -          -        357
Repayment of ESOP borrowings                    -           -           -           -         928           -          -        928
Change in net unrealized
 losses on available-for-sale
 securities, net of tax of $60,000              -           -           -           -           -           -         (5)        (5)
                                            -----    --------    --------    --------    --------    --------     ------   --------
Balance at March 31, 1997                   $ 625    $ 50,443    $110,735    $(41,937)   $      -    $ (1,246)    $ (733)  $117,887
                                            -----    --------    --------    --------    --------    --------     ------   --------
                                            -----    --------    --------    --------    --------    --------     ------   --------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED MARCH 31,
                                                                    -------------------------------------
                                                                       1997          1996          1995
                                                                    -------------------------------------
                                                                               (In Thousands)
OPERATING ACTIVITIES
Net Income                                                          $  13,948     $  14,507     $  14,417
Adjustments to reconcile net income to net
cash provided by operating activities:
 Provision for losses on loans and real estate                          1,000           675         2,530
 Provision for depreciation and amortization                            2,122         1,885         1,599
 Loans originated for sale                                            (96,996)     (180,055)      (81,711)
 Proceeds from sales of loans held for sale                           106,841       178,238       108,329
 Net loss (gain) on sales of loans and securities                      (1,241)         (892)          130
 Increase in accrued interest receivable                               (2,180)       (2,367)       (1,638)
 Increase in accrued interest payable                                   2,067           442         2,187
 Increase (decrease) in accounts payable                               (1,821)        2,392        (2,067)
 Other                                                                 (3,882)        1,410        (6,095)
                                                                    ---------     ---------     ---------
  Net cash provided by operating activities                            19,858        16,235        37,681


INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale       39,809        50,562        18,104
 Proceeds from maturities of investment securities                     11,099         8,125         1,996
 Purchase of investment securities available for sale                 (55,328)      (62,646)      (23,093)
 Purchase of investment securities held to maturity                    (5,949)       (2,500)         (100)
 Proceeds from sales of mortgage-related securities                     5,617         9,107           890
  available for sale
 Purchase of mortgage-related securities available for sale            (2,057)       (5,340)       (3,498)
 Purchase of mortgage-related securities held to maturity             (26,725)      (11,561)      (15,149)
 Principal collected on mortgage-related securities                    58,554        44,734        44,256
 Net increase in loans receivable                                    (157,684)     (146,808)     (185,462)
 Purchase of office properties and equipment                           (2,156)       (2,485)       (2,809)
 Sales of office properties and equipment                                 324           214            87
 Sales of real estate                                                  15,767         3,407         6,313
 Purchase of real estate held for sale                                (21,228)      (10,374)       (1,655)
 Increase in capitalized expense on real estate                           (64)       (1,368)         (496)
                                                                    ---------     ---------     ---------
  Net cash used by investing activities                              (140,021)     (126,933)     (160,616)

                                                                            YEAR ENDED MARCH 31,
                                                                    -------------------------------------
                                                                       1997          1996          1995
                                                                    -------------------------------------
                                                                               (In Thousands)
FINANCING ACTIVITIES
Increase in deposit accounts                                        $  69,820     $  77,955     $  30,858
Increase (decrease) in advance payments by borrowers
 for taxes and insurance                                                 (263)         (813)          778
Proceeds of notes payable to Federal Home Loan Bank                   525,496       407,250       368,350
Repayment of notes payable to Federal Home Loan Bank                 (468,200)     (391,195)     (280,600)
Increase (decrease) in securities sold under agreements                (8,247)       41,982         5,600
 to repurchase
Increase in other loans payable                                        11,008         7,031             -
Treasury stock purchased                                              (14,221)      (19,756)       (8,149)
Cash acquired as a result of acquisition                                    -         3,486             -
Reissuance of treasury stock for options                                  402           306           266
Payments of cash dividends to stockholders                             (2,224)       (1,652)       (1,190)
Cash repayment of ESOP borrowing                                          928           928           600
                                                                    ---------     ---------     ---------
 Net cash provided by financing activities                            114,499       125,522       116,513
                                                                    ---------     ---------     ---------
 Increase (decrease) in cash and cash equivalents                      (5,664)       14,824        (6,422)
Cash and cash equivalents at beginning of year                         43,689        28,865        35,287
                                                                    ---------     ---------     ---------
 Cash and cash equivalents at end of year                           $  38,025     $  43,689     $  28,865
                                                                    ---------     ---------     ---------
                                                                    ---------     ---------     ---------

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
 Interest on deposits and borrowings                                $  83,070     $  74,536     $  52,111
 Income taxes                                                           7,648         8,370         9,248

Non-cash transactions:
 Mortgage loans transferred to loans held for sale                    126,423         2,573        13,040
 Loans transferred to foreclosed properties                             1,903         1,614         6,680
 Mortgage loans held for investment converted into
  mortgage-backed securities held to maturity                          54,938        96,772             -
 Mortgage-related securities transferred to
  available for sale (at amortized cost)                                    -        90,376             -
 American Equity BanCorp purchase:
  Loans held for sale                                                       -        (5,969)            -
  Loans receivable                                                          -       (85,244)            -
  Other                                                                     -           (17)            -
  Deposits                                                                  -        64,803             -
  Notes payable to Federal Home Loan Bank                                   -        26,314             -

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS Anchor BanCorp Wisconsin Inc. (the "Corporation") is a Wisconsin corporation incorporated in March 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, S.S.B. (the "Bank"), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation created a non-banking subsidiary in fiscal 1996, Investment Directions, Inc. (IDI), which has invested in various limited partnerships. IDI created a wholly-owned subsidiary in fiscal 1997, Nevada Investment Directions, Inc., ("NIDI"), which has also invested in various limited partnerships.

On June 30, 1995, the Corporation acquired American Equity BanCorp ("American") of Stevens Point, Wisconsin. Upon closing, American's wholly-owned subsidiary, American Equity Bank, was merged into the Bank as a branch office. American was merged into the Corporation. The transaction was accounted for as a purchase. The assets and liabilities of American were recorded at their estimated fair value at the date of acquisition; results of operations were included in the Consolidated Statement of Income since July 1, 1995. American had total assets, deposits and stockholders' equity of $102.4 million, $65.3 million and $9.4 million, respectively.

BASIS OF FINANCIAL STATEMENT PRESENTATION The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts and operations of the Corporation, the Bank, IDI and their respective subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

The average number of shares outstanding for 1995 has been adjusted to reflect the five-for-four stock split distributed in October, 1995. Cash dividends per share were also restated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate, as well as the valuation of intangible assets, investments, mortgage-related securities and mortgage servicing rights.

CASH AND CASH EQUIVALENTS The Corporation considers federal funds sold and interest-bearing deposits that have original maturities of three months or less to be cash equivalents.

INVESTMENT AND MORTGAGE-RELATED SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE Securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity securities and are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

In October, 1995, the Financial Accounting Standards Board ("FASB") approved a modification of Statement of Financial Accounting Standards ("SFAS") No. 115, wherein from November 15, 1995 through December 31, 1995, the Corporation had the opportunity to reconsider its classifications of investment and mortgage-related securities as held to maturity, trading, or available for sale. Accordingly, on December 31, 1995, the Corporation chose to reclassify certain mortgage-backed securities from held to maturity to available for sale. At the date of transfer, the amortized cost of the mortgage-backed securities was $90,376,000. The unrealized gain on those securities was $684,000, which is included in stockholders' equity net of income tax effect of $274,000.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the interest method over the estimated remaining contractual life of the assets.

Realized gains and losses, and the decline in value judged to be other than temporary, are included in "Net gain (loss) on sale of securities" in the consolidated statements of income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE Loans held for sale generally consist of the current originations of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at the lower of aggregate cost or market value. Fees received from the borrower and direct costs to originate are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS On April 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which provides for the recognition of loan servicing rights as an asset and when loans are sold with servicing rights retained. The adoption of SFAS No. 122 resulted in an increase in net income of $1,031,000 for the year ended March 31, 1997.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair values of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

INTEREST ON LOANS Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from income. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $670,000 and $1.2 million were established at March 31, 1997 and 1996, respectively, for interest on non-accrual status loans.

LOAN FEES AND DISCOUNTS Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan's yield. The Corporation is amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the contractual life of the related loans.

FORECLOSED PROPERTIES AND REPOSSESSED ASSETS Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are carried at the lower of cost or fair value, less estimated selling expenses. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense. Losses on sales not previously provided for are recognized upon closing of the sale.

ALLOWANCE FOR LOSSES Allowances for losses on loans, lease receivables, foreclosed properties and repossessed assets are maintained at a level believed adequate by management to absorb losses in the respective portfolios. Management's evaluation of the allowance for loss considers various factors including, but not limited to, general economic conditions, the level of troubled assets, expected future cash flows, loan portfolio composition, prior loss experience, estimated sales price of the collateral, holding and selling costs and regulatory agencies. The evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE Real estate held for development and sale includes investments in partnerships which purchased land and other property and also an investment in a multi-family residential property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value.

OFFICE PROPERTIES AND EQUIPMENT Office properties and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the useful lives of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

DEPRECIATION AND AMORTIZATION The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is being amortized on the straight-line method over the lessor of the term of the respective lease or estimated economic life.

STOCK OPTIONS The Corporation has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

INCOME TAXES The Corporation provides for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

EARNINGS PER SHARE Primary and fully diluted earnings per share are based on the weighted average number of common shares outstanding during each period and common equivalent shares (using the treasury stock method) outstanding at the end of each period. The Corporation's common equivalent shares consist entirely of stock options. The resulting number of shares used in computing primary earnings per share for the years ended March 31, 1997, 1996 and 1995 is 4,893,782, 5,341,652 and 5,387,000, respectively. The resulting number of shares used in computing fully diluted earnings per share for the years ended March 31, 1997, 1996 and 1995 is 4,937,738, 5,369,046 and 5,412,000, respectively.

PENDING ACCOUNTING CHANGE The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which is effective for transfers occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. The FASB subsequently issued SFAS No. 127, in December, 1996, which provides for the deferral of the effective date of certain provisions of SFAS No. 125. Management believes that the effect of adopting these statements will not be material to the Corporation's financial condition or results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the years ended March 31, 1997 and 1996 of $0.14 and $0.12 per share, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these years is not expected to be material.

RECLASSIFICATIONS Certain 1996 and 1995 accounts have been reclassified to conform to the 1997 presentations.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                 GROSS       GROSS
                                                    AMORTIZED UNREALIZED  UNREALIZED    ESTIMATED
                                                      COST       GAINS      LOSSES     FAIR VALUE
                                                    ---------------------------------------------
AT MARCH 31, 1997:
Available for Sale:
 U.S. Government and federal agency obligations     $ 26,877     $   15     $  (375)    $ 26,517
 Mutual funds                                          6,068          -          (2)       6,066
 Corporate stock and other                             2,685        301           -        2,986
                                                    --------     ------     -------     --------
                                                    $ 35,630     $  316     $  (377)    $ 35,569
                                                    --------     ------     -------     --------
                                                    --------     ------     -------     --------

Held to Maturity:
 U.S. Government and federal agency obligations     $  7,947     $    1     $   (58)    $  7,890
                                                    --------     ------     -------     --------
                                                    --------     ------     -------     --------

AT MARCH 31, 1996:
Available for Sale:
 U.S. Government and federal agency obligations     $ 20,498     $   70     $  (235)    $ 20,333
 Mutual funds                                          9,059          -          (1)       9,058
 Corporate stock and other                               791         59           -          850
                                                    --------     ------     -------     --------
                                                    $ 30,348     $  129     $  (236)    $ 30,241
                                                    --------     ------     -------     --------
                                                    --------     ------     -------     --------

Held to Maturity:
 U.S. Government and federal agency obligations     $  2,500     $    5     $    (2)    $  2,503
 Certificates of deposit                                  96          -           -           96
                                                    --------     ------     -------     --------
                                                    $  2,596     $    5     $    (2)    $  2,599
                                                    --------     ------     -------     --------
                                                    --------     ------     -------     --------


Proceeds from sales of investment securities available for sale during the years ended March 31, 1997, 1996 and 1995 were $39,809,000, $50,562,000 and
$18,104,000, respectively. Gross gains of $16,000, $31,000 and zero were realized on sales in 1997, 1996 and 1995, respectively. Gross losses of zero, $28,000 and $44,000 were realized in 1997, 1996 and 1995, respectively.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 1997 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     AVAILABLE FOR SALE       HELD TO MATURITY
                                                    --------------------------------------------
                                                    AMORTIZED     FAIR     AMORTIZED      FAIR
                                                      COST        VALUE      COST         VALUE
                                                    --------------------------------------------
Due in one year or less                             $ 13,197    $ 13,186    $     -     $      -
Due after one year through five years                 19,748      19,397      7,947        7,890
Corporate stock                                        2,685       2,986          -            -
                                                    --------    --------    -------     --------
                                                    $ 35,630    $ 35,569    $ 7,947     $  7,890
                                                    --------    --------    -------     --------
                                                    --------    --------    -------     --------

NOTE 3 - MORTGAGE-RELATED SECURITIES

Mortgage-related securities are backed by governmental agencies, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association.
Mortgage-derivative securities are made up of real estate mortgage investment conduits with estimated average lives of five years or less.

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

                                                     GROSS       GROSS
                                      AMORTIZED   UNREALIZED  UNREALIZED
                                        COST         GAINS      LOSSES      FAIR VALUE
                                      ------------------------------------------------
AT MARCH 31, 1997:
Available for Sale:
 Mortgage-derivative securities       $   2,164     $    -     $    (23)    $   2,141
 Mortgage-backed securities              79,234        168       (1,243)       78,159
                                      ---------     ------     --------     ---------
                                      $  81,398     $  168     $ (1,266)    $  80,300
                                      ---------     ------     --------     ---------
                                      ---------     ------     --------     ---------
Held to Maturity:
 Mortgage-derivative securities       $  30,961     $    4     $   (403)    $  30,562
 Mortgage-backed securities             129,140        342       (2,219)      127,263
                                      ---------     ------     --------     ---------
                                      $ 160,101     $  346     $ (2,622)    $ 157,825
                                      ---------     ------     --------     ---------
                                      ---------     ------     --------     ---------

AT MARCH 31, 1996:
Available for Sale:
 Mortgage-derivative securities       $   7,362     $    -     $   (107)    $   7,255
 Mortgage-backed securities             104,013        234       (1,234)      103,013
                                      ---------     ------     --------     ---------
                                      $ 111,375     $  234     $ (1,341)    $ 110,268
                                      ---------     ------     --------     ---------
                                      ---------     ------     --------     ---------
Held to Maturity:
 Mortgage-derivative securities       $  27,738     $   20     $   (578)    $  27,180
 Mortgage-backed securities              82,992        458         (773)       82,677
                                      ---------     ------     --------     ---------
                                      $ 110,730     $  478     $ (1,351)    $ 109,857
                                      ---------     ------     --------     ---------
                                      ---------     ------     --------     ---------

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 1997, 1996 and 1995 were $5,617,000, $9,107,000 and
$890,000, respectively. No gains or losses were realized on sales of mortgage-related securities in 1997. Gross gains of $248,000 and $1,000 were realized on sales in 1996 and 1995, respectively. Gross losses of $4,000 and $4,000 were realized in 1996 and 1995, respectively.

NOTE 4 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):

                                                              MARCH 31,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------

First mortgage loans:
 Single-family residential                         $   731,732      $   745,170
 Multi-family residential                              164,729          162,432
 Commercial real estate                                171,186          139,918
 Construction                                          106,536           77,187
 Land                                                   15,730           21,077
                                                   -----------      -----------
                                                     1,189,913        1,145,784
Second mortgage loans                                  176,348          140,302
Education loans                                        112,420           88,674
Commercial business loans and leases                    29,022           30,715
Credit card and other consumer loans                    34,682           28,481
                                                   -----------      -----------
                                                     1,542,385        1,433,956
Less:
 Undisbursed loan proceeds                              54,002           46,493
 Allowance for loan losses                              22,750           22,807
 Unearned loan fees                                      3,373            2,453
 Discount on purchased loans                               748            1,005
 Unearned interest                                          89              118
                                                   -----------      -----------
                                                        80,962           72,876
                                                   -----------      -----------
                                                   $ 1,461,423      $ 1,361,080
                                                   -----------      -----------
                                                   -----------      -----------

A summary of the activity in the allowance for loan losses follows (in thousands):

                                                   YEAR ENDED MARCH 31,
                                          -------------------------------------
                                             1997          1996          1995
                                          -------------------------------------

Balance at beginning of year              $  22,807     $  22,429     $  22,119
Acquired bank's allowance                         -           550             -
Provisions                                      500           475         1,580
Charge-offs                                    (980)         (998)       (1,805)
Recoveries                                      423           351           535
                                          ---------     ---------     ---------
 Balance at end of year                   $  22,750     $  22,807     $  22,429
                                          ---------     ---------     ---------
                                          ---------     ---------     ---------

A substantial portion of the Bank's loans are collateralized by real estate in and around Dane County, Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $1,101,211,000 and $847,081,000 at March 31, 1997 and 1996,
respectively.

Mortgage servicing rights, included in other assets, of $1,370,000, were capitalized during the year ended March 31, 1997. A valuation reserve of $113,000 has been established at March 31, 1997, for mortgage servicing right strata in which amortized cost exceeded their fair value. Amortization of mortgage servicing rights was $148,000 for the year ended March 31, 1997.

NOTE 5 - FORECLOSED PROPERTIES AND REPOSSESSED ASSETS

Foreclosed properties, repossessed assets and properties subject to redemption had a cost of $5,300,000 and $6,794,000 at March 31, 1997 and 1996,
respectively. At March 31, 1997 and 1996, an allowance for losses of $1,078,000 and $717,000, respectively, related to these assets.

The summary of the activity in the allowance for losses follows (in thousands):

                                                     YEAR ENDED MARCH 31,
                                              --------------------------------
                                                1997         1996         1995
                                              --------------------------------

Balance at beginning of year                  $   717       $  787       $  343
Provision                                         500          200          950
Charge-offs                                      (139)        (270)        (506)
                                              -------       ------       ------
  Balance at end of year                      $ 1,078       $  717       $  787
                                              -------       ------       ------
                                              -------       ------       ------

Provision for losses on foreclosed properties and repossessed assets are included in "Cost (income) from operations of foreclosure properties" in the consolidated statements of income.

NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):

                                                                MARCH 31,
                                                          ---------------------
                                                            1997         1996
                                                          ---------------------

Land and land improvements                                $  3,949     $  3,951
Office buildings                                            17,292       17,322
Furniture and equipment                                     15,812       14,180
Leasehold improvements                                       2,141        2,084
                                                          --------     --------
                                                            39,194       37,537
Less allowance for depreciation and amortization            20,532       18,631
                                                          --------     --------
                                                          $ 18,662     $ 18,906
                                                          --------     --------
                                                          --------     --------

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):

                                                           MARCH 31,
                                                  -------------------------
                                                      1997           1996
                                                  -------------------------

Negotiable order of withdrawal ("NOW") accounts   $  136,040     $  139,786
Money market accounts                                168,970        143,189
Passbook accounts                                    100,124        106,092
Certificates of deposit                              899,564        845,811
                                                  ----------     ----------
                                                   1,304,698      1,234,878
Accrued interest                                       7,747          6,080
                                                  ----------     ----------
                                                  $1,312,445     $1,240,958
                                                  ----------     ----------
                                                  ----------     ----------



A summary of annual maturities of certificates of deposit follows (in thousands):


               MATURES DURING YEAR ENDED MARCH 31,                   AMOUNT
-------------------------------------------------------------------------------
                              1998                                  $  736,707
                              1999                                     116,618
                              2000                                      20,424
                              2001                                      20,436
                           Thereafter                                    5,379
                                                                    ----------
                                                                    $  899,564
                                                                    ----------
                                                                    ----------



At March 31, 1997 and 1996, certificates of deposit with balances greater than or equal to $100,000 amounted to $103,991,000 and $68,525,000, respectively.


NOTE 8 - BORROWINGS

The Bank enters into sales of securities under agreements to repurchase the securities ("reverse repurchase agreements"). These agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of securities underlying the agreements remaining in the asset accounts. The securities underlying the agreements are held by the counter-party brokers in the Bank's account. At March 31, 1997 and 1996, liabilities recorded under agreements to repurchase were $39,335,000 and $47,582,000, respectively. The reverse repurchase agreements had a weighted-average interest rate of 5.43% and 5.32% at March 31, 1997 and 1996, respectively, and mature within one year of the fiscal year-end. Based upon month-end balances, securities sold under agreements to repurchase averaged $63,189,000 and $35,352,000 during 1997 and 1996, respectively. The maximum outstanding at any month-end was $67,316,000 and $72,850,000 during 1997 and 1996, respectively. The agreements were collateralized by mortgage-backed securities available for sale and held to maturity with market values of $40,609,471 and $72,747,000 at March 31, 1997 and 1996, respectively.

Federal Home Loan Bank ("FHLB") advances and other loans payable consist of the following (dollars in thousands):

                                                    MARCH 31, 1997          MARCH 31, 1996
                                                 ---------------------------------------------
                       MATURES DURING                          WEIGHTED                WEIGHTED
                      YEAR ENDED MARCH 31,         AMOUNT        RATE        AMOUNT      RATE
                      ------------------------------------------------------------------------
FHLB advances:                1997                $      -         -       $  177,500    5.71%
                              1998                 268,370       5.73%        109,370    5.75
                              1999                  79,950       5.73          29,950    5.34
                              2000                  25,049       5.81              49    5.78
                              2001                     796       6.24               -       -
Other loans payable          various                18,039       8.19           7,031    9.94
                                                  --------                 ----------
                                                  $392,204       5.85%     $  323,900    5.78%
                                                  --------       ----      ----------    ----
                                                  --------       ----      ----------    ----

The Bank is required to maintain unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these notes are collateralized by FHLB stock of $18,981,000 at March 31, 1997.


NOTE 9 - STOCKHOLDERS' EQUITY

The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences or both, and may have full or limited voting rights. Under Wisconsin state law, preferred stockholders would be entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences. No preferred stock has been issued.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1997, the most recent notification from the Office of Thrift Supervision categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios as set forth in
the following table.   There have been no conditions or events since that
notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its regulators at March 31, 1997 (dollars in thousands):



                                                                                                                MINIMUM REQUIRED
                                                                                       MINIMUM REQUIRED            TO BE WELL
                                                                                          FOR CAPITAL          CAPITALIZED UNDER
                                                 ACTUAL                               ADEQUACY PURPOSES        OTS REQUIREMENTS
                                       ------------------------------------------------------------------------------------------
                                        AMOUNT           RATIO         AMOUNT       RATIO       AMOUNT              RATIO
                                       ------------------------------------------------------------------------------------------
AS OF MARCH 31, 1997:
Tangible capital
  (to tangible assets)                 $  106,206         5.77%       $  27,887       1.50%       N/A                 N/A
Core leverage capital
  (to adjusted tangible assets)           107,206         5.77           55,774       3.00     $  92,956              5.00
Risk-based capital
  (to risk-based assets)                  121,429        10.69           90,882       8.00       113,602             10.00
Core leverage capital
  (to risk-based assets)                  107,206         9.44           45,441       4.00        68,161              6.00

AS OF MARCH 31, 1996:
Tangible capital
  (to tangible assets)                    105,987         6.10           26,070       1.50         N/A                N/A
Core leverage capital
  (to adjusted tangible assets)           105,987         6.10           52,141       3.00     $  86,901              5.00
Risk-based capital
  (to risk-based assets)                  119,173        11.25           84,758       8.00       105,948             10.00
Core leverage capital
  (to risk-based assets)                  105,987        10.00           42,379       4.00        63,569              6.00

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.


                         NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service and who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches the amounts contributed by each participating employee up to 2% of the employee's compensation and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $335,000, $307,000 and $272,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment and who are at least 21 years of age. In 1992, the ESOP borrowed $3,000,000 from the Corporation to purchase 375,000 common shares. The Bank repaid the borrowing and all shares were released in 1997. Any discretionary contributions to the ESOP and the shares calculated to be released from the suspense account have been allocated among participants on the basis of compensation. Forefeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for the fiscal years 1997, 1996 and 1995 was $1,003,000, $1,074,000 and $746,000, respectively.

The activity in the ESOP shares is as follows:

                                                 YEAR ENDED MARCH 31,
                                       -------------------------------------
                                       1997           1996           1995
                                       -------------------------------------

Balance at beginning of year           409,641        377,475        379,238
Additional shares purchased                  -         36,791          2,225
Shares distributed for terminations     (7,105)             -           (276)
Sale of shares for cash distributions   (7,358)        (4,625)        (3,712)
                                       -------        -------        -------
  Balance at end of year               395,178        409,641        377,475
Allocated shares included above        395,178        329,620        236,752
                                       -------        -------        -------
  Unreleased shares                          -         80,021        140,723
                                       -------        -------        -------
                                       -------        -------        -------

During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 250,000 shares of common stock. Of these shares, 2,800 shares and 1,200 shares were granted during the years ended March 31, 1997 and 1996, respectively, to employees in management positions in order to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation. There were no grants during the year ended March 31, 1995. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. During fiscal 1996, the existing MRP of American was merged into one of the Corporation's MRPs. The amount amortized to expense was $334,000, $287,000 and $246,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Shares vested during the years ended March 31, 1997, 1996 and 1995 and distributed to the employees totalled 32,841, 30,041 and 30,041 respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date on which the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Corporation has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The Corporation's pro forma net income and pro forma primary earnings per share for fiscal 1997 and 1996 was not materially different from the net income and primary earnings per share disclosed in the consolidated statements of income.

A summary of stock options activity follows:



                                                                    YEAR ENDED MARCH 31,
                                           ----------------------------------------------------------------------------
                                                   1997                     1996                       1995
                                           ----------------------------------------------------------------------------
                                                          WEIGHTED                 WEIGHTED                   WEIGHTED
                                                           AVERAGE                  AVERAGE                   AVERAGE
                                          OPTIONS          PRICE        OPTIONS      PRICE       OPTIONS      PRICE
                                           ----------------------------------------------------------------------------

Outstanding at beginning of year          553,419         $   15.48     383,750   $    10.99     352,375   $     8.71
Granted                                    62,422             34.02     210,270        22.52      64,688        21.84
Exercised                                 (44,397)             8.54     (36,851)        8.30     (33,313)        8.00
Foreited                                   (1,460)            20.68      (3,750)       20.07           -
                                          -------                       -------                  -------          -
Outstanding at end of year                569,984             18.04     553,419        15.48     383,750        10.99
                                          -------                       -------                  -------
                                          -------                       -------                  -------

Options exerciseable at year-end          157,891                       260,329                   94,781
                                          -------                       -------                  -------
                                          -------                       -------                  -------


The range of exercise prices of options exercisable at March 31, 1997 was $8.00 to $34.50. At March 31, 1997, options for 418,288 shares were available for future grants. The weighted remaining contractual life of outstanding options at the end of the year is 7 years.

During the year ended March 31, 1994, the Corporation adopted two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 1997, 1996 and 1995 was $358,000, $134,000 and $184,000,
respectively. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 1997, 1996 and 1995 was $330,000, $534,000 and $133,000,
respectively.


NOTE 11 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 1997, retained earnings included approximately $31,320,000 for which no provision for income tax has been made. Income taxes of approximately $10,900,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision (benefit) for income taxes consists of the following (in thousands):


                                          YEAR ENDED MARCH 31,
                                    -----------------------------
                                       1997      1996      1995
                                    -----------------------------
Current:
 Federal:                           $  6,282   $  6,629  $  8,869
 State                                 1,362      1,038     1,458
                                    --------   --------  --------
                                       7,644      7,667    10,327



Deferred:
 Federal                                 321        276    (1,076)
 State                                  (433)        16      (187)
                                    --------   --------  --------
                                        (112)       297    (1,263)
                                    --------   --------  --------
                                    $  7,532   $  7,959  $  9,064
                                    --------   --------  --------
                                    --------   --------  --------


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                                                   YEAR ENDED MARCH 31,
                                            --------------------------------
                                              1997        1996        1995
                                            --------------------------------

Income tax expense at federal statutory
 rate of 35%                                $  7,518    $  7,863    $  8,218
State income taxes, net of federal income
 tax benefits                                    604         725         791
Reduction in valuation allowance                (638)       (600)          -
Other                                             48         (29)         55
                                            --------    --------    --------
Income tax provision                        $  7,532    $  7,959    $  9,064
                                            --------    --------    --------
                                            --------    --------    --------


Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):

                                                      MARCH 31,
                                                ------------------------
                                                   1997            1996
                                                ------------------------
Deferred tax assests:
 Allowances for losses                           $  7,587       $  8,313
 Other                                              2,495          2,185
                                                 --------       --------
  Total deferred tax assets                        10,082         10,498
 Valuation allowance                                    -           (638)
                                                 --------       --------
  Adjusted deferred tax assets                     10.082          9,860

Deferred tax liabilities:
 Other                                             (1,396)        (1,233)
                                                 --------       --------
  Total deferred tax liabilities                   (1,396)        (1,233)
                                                 --------       --------

Total deferred tax assets                        $  8,686        $  8,627
                                                --------        --------
                                                --------        --------

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, loans sold with recourse against the Corporation and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                   MARCH 31,
                                         ------------------------
                                             1997           1996
                                         ------------------------
Commitments to extend credit:
 Fixed rate                             $  12,200      $  22,100
 Adjustable rate                           13,600         13,400
Unused lines of credit
 Home equity                               20,600         19,500
 Credit cards                              16,700         14,000
 Commercial                                13,900          6,600
Letters of credit                          13,800         11,300
Loans sold with recourse                    2,100          3,800
Financial guarantees written                    -          2,570

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totalled $5,348,000 and $13,968,000 at March 31, 1997 and 1996, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 1997 and 1996 amounted to $15,462,000 and $20,170,000, respectively.

Loans sold to investors with recourse to the Corporation met the underwriting standards of the investor and the Corporation at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Corporation at par value. As the Corporation expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences.

Except for the above-noted commitments to originate and/or sell mortgage loans in the normal course of business, the Corporation and the Bank have not undertaken the use of off-balance sheet derivative financial instruments for any purpose.


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS AND ACCRUED INTEREST: The carrying amounts reported in the balance sheets approximate those assets' and liabilities' fair values.

INVESTMENT AND MORTGAGE-RELATED SECURITIES: Fair values for investment and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

LOANS RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.
The fair values for loans held for sale are based on outstanding sale commitments or quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of fixed-rate residential mortgage loans held for investment, commercial real estate loans, rental property mortgage loans and consumer and other loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For construction loans, fair values are based on carrying values due to the short-term nature of the loans.

MORTGAGE SERVICING RIGHTS: The fair value of mortgage servicing rights is estimated using discounted cash flows based on a current market interest rate.

FEDERAL HOME LOAN BANK STOCK: The carrying amount of FHLB stock equals its fair value because the shares can be resold to the FHLB or other member banks at their carrying amount of $100 per share par amount.

DEPOSITS: The fair values disclosed for NOW accounts, passbook accounts and variable rate insured money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

BORROWINGS: The fair value of the Corporation's borrowings are estimated using discounted cash flow analysis, based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS: Fair value of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 1997 and 1996.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):

                                                                      MARCH 31,
                                         -------------------------------------------------------------
                                                        1997                            1996
                                         -------------------------------------------------------------
                                             CARRYING           FAIR         CARRYING           FAIR
                                              AMOUNT           VALUE          AMOUNT           VALUE
                                         -------------------------------------------------------------
Cash equivalents                         $     38,025    $     38,025    $     43,689     $     43,689
Securities available for sale:
 Investment securities                   $     35,569    $     35,569    $     30,241     $     30,241
 Mortgage-related securities             $     80,300    $     80,300    $    110,268     $    110,268
Securities held to maturity:
 Investment securities                   $      7,947    $      7,890    $      2,596     $      2,599
 Mortgage-related securities             $    160,101    $    157,825    $    110,730     $    109,857
Loans held for sale                      $      5,648    $      5,348    $     13,968     $     14,268
Loans receivable                         $  1,484,173    $  1,453,632    $  1,383,887     $  1,354,443
Mortgage servicing rights                $      1,221    $     1,108                -                -
Federal Home Loan Bank stock             $     18,981    $    18,981     $     16,019     $     16,019
Accrued interest receivable              $     13,729    $    13,729     $     11,550     $     11,550


Deposits                                 $  1,304,698    $  1,306,557    $  1,234,878     $  1,238,860

Federal Home Loan Bank and other
 borrowings                              $    392,204    $    389,848    $    323,900     $    322,722
Reverse repurchase agreements            $     39,335    $     39,313    $     47,582     $     47,564
Accrued interest payable                 $      9,926    $      9,926    $      7,859     $      7,859

                 NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS (in thousands):


                                                  MARCH 31,
                                          ---------------------
                                             1997          1996
                                          ---------------------
ASSETS
Cash and cash equivalents                $  1,408      $  1,865
Investment in subsidiaries                114,689       110,275
Securities available for sale               1,992           857
Investment securities held to maturity          -            96
Loans receivable, net                         674         7,588
Other                                       8,793         4,229
                                         --------      --------
                                         $127,556      $124,910
                                         --------      --------
                                         --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Loans payable                            $  8,500      $  4,998
Other liabilities                           1,169         1,510
                                         --------      --------
  Total liabilities                         9,669         6,508
                                         --------      --------

  Total stockholders' equity              117,887       118,402
                                         --------      --------
                                         $127,556      $124,910
                                         --------      --------
                                         --------      --------


CONDENSED STATEMENTS OF INCOME (in thousands)

                                                     YEAR ENDED MARCH 31,
                                            --------------------------------
                                             1997         1996         1995
                                            --------------------------------

Interest income                          $    605     $    713    $     675
Interest expense                              364           43            -
                                          -------      -------     --------
  Net interest income                         241          670          675
Equity in net income from subsidiaries     13,550       13,978       14,058
Non-interest income                           722          527          207
                                          -------      -------     --------
                                           14,513       15,175       14,940
Non-interest expenses                         298          313          265
                                          -------      -------     --------
  Income before income taxes               14,215       14,862       14,675
Income taxes                                  267          355          258
                                          -------      -------     --------
  Net income                             $ 13,948     $ 14,507    $  14,417
                                          -------      -------     --------
                                          -------      -------     --------

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):

                                                                               YEAR ENDED MARCH 31,
                                                                      ---------------------------------------
                                                                         1997           1996           1995
                                                                      ---------------------------------------
OPERATING ACTIVITIES
Net income                                                            $  13,948      $  14,507      $  14,417
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
  Equity in net income of subsidiaries                                  (13,550)       (13,978)        (14,058)
  Other                                                                    (638)         1,041          (1,161)
                                                                       --------       --------        --------
  Net cash provided (used) by operating activities                         (240)         1,570            (802)

INVESTING ACTIVITIES
Proceeds from maturities of investment securities                            99              -               -
Purchase of investment securities available for sale                       (898)          (791)              -
Purchase of investment securities held to maturity                            -            (96)              -
Proceeds from sales of mortgage-related securities
available for sale                                                            -          2,619               -
Purchase of mortgage-related securities held to maturity                      -              -            (100)
Principal collected on mortgage-backed securities                             2            282             232
Net decrease (increase) in loans receivable                                 594         (3,683)            170
Dividends from subsidiary                                                11,528         13,805          13,802
Other                                                                        70         (4,375)         (1,655)
                                                                       --------       --------        --------
  Net cash provided by investing activities                              11,395          7,761          12,449

FINANCING ACTIVITIES
 Increase in other loans payable                                          3,502          4,998               -
 Purchase of treasury stock                                             (14,220)       (19,756)         (8,149)
 Exercise of stock options                                                  402            306             266
 Cash dividend paid                                                      (2,224)        (1,652)         (1,190)
 Repayment of ESOP borrowings                                               928            928             600
                                                                       --------       --------        --------
  Net cash used by financing activities                                 (11,612)       (15,176)         (8,473)
                                                                       --------       --------        --------
  Increase (decrease) in cash and cash equivalents                         (457)        (5,845)          3,174
  Cash and cash equivalents at beginning of year                          1,865          7,710           4,536
                                                                       --------       --------        --------
  Cash and cash equivalents at end of year                             $  1,408       $  1,865        $  7,710
                                                                       --------       --------        --------
                                                                       --------       --------        --------

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and subsidiaries (the "Corporation") as of March 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


/s/   Ernst & Young

April 29, 1997
Milwaukee, Wisconsin

                       MANAGEMENT AND AUDIT COMMITTEE REPORT


Management is responsible for the preparation, content and integrity of the financial statements and all other financial information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles.

The Corporation maintains a system of internal controls designed to provide reasonable assurance as to the integrity of financial records and the protection of assets. The system of internal controls includes written policies and procedures, proper delegation of authority, organizational division of responsibilities and the careful selection and training of qualified personnel. In addition, the internal auditors and independent auditors periodically test the system of internal controls.

Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the system of internal controls provides reasonable assurances that financial transactions are recorded properly to permit the preparation of reliable financial statements.

The Audit Committee of the Board of Directors is composed of outside directors and has the responsibility for the recommendation of the independent auditors for the Corporation. The committee meets regularly with the independent auditors and internal auditors to review the scope of their audits and audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free access to the Audit Committee.

 /s/    Douglas J. Timmerman

Douglas J. Timmerman
President and Chief Executive Officer

 /s/   Michael W. Helser

Michael W. Helser
Treasurer and Chief Financial Officer

 /s/   Arlie M. Mucks, Jr.

Arlie M. Mucks, Jr.
Chairman, Audit Committee

April 29, 1997



QUARTERLY FINANCIAL INFORMATION


                                      MAR 31,    DEC 31,  SEP 30,   JUN 30,     MAR 31,     DEC 31,      SEP 30,     JUN 30,
                                      1997      1996      1996      1996        1996         1995         1995       1995(1)
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (In Thousands, Except Per Share Data)
Interest income:
Loans                               $30,538    $30,140   $29,615   $29,725      $28,182    $27,296       $26,731    $25,227
Securities                            4,919      5,679     5,422     4,566        4,617      5,048         5,057      3,563
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Total interest income               35,457     35,819    35,037    34,291       32,799     32,344        31,788     28,790
Interest expense:
Deposits                             15,294     15,662    14,991    14,467       14,526     14,674        13,853     12,297
Borrowings and other                  6,084      6,343     6,373     5,923        5,270      4,881         5,142      4,335
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Total interest expense              21,378     22,005    21,364    20,390       19,796     19,555        18,995     16,632
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Net interest income                 14,079     13,814    13,673    13,901       13,003     12,789        12,793     12,158
Provision for loan losses               500          -         -         -            -        150           150        175
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Net interest income after
  provision for loan losses          13,579     13,814    13,673    13,901       13,003     12,639        12,643     11,983

Loan servicing income                   751        763       752       704          708        696           711        626
Service charges on deposits             909        949       939       882          843        836           832        664
Net gain on sale of loans               370        447       251       157           21        223           242        159
Other non-interest income             1,066      2,659     3,372     2,226        1,039        589           530        540
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Total non-interest income            3,096      4,818     5,314     3,969        2,611      2,344         2,315      1,989

Compensation                          5,292      5,335     5,193     5,532        4,972      4,864         4,866      4,365
Other non-interest expenses           4,044      5,975    14,114     5,199        4,818      4,626         4,533      4,017
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Total non-interest expenses          9,336     11,310    19,307    10,731        9,790      9,490         9,399      8,382
                                    -------    -------   -------   -------      -------    -------      --------    --------
 Income (loss) before income taxes    7,339      7,322     (320)     7,139        5,824      5,493         5,559      5,590
Income taxes (benefit)                2,658      2,660     (390)     2,604        2,063      1,947         1,968      1,981
                                    -------    -------   -------   -------      -------    -------      --------    --------
     Net income                    $  4,681   $  4,662     $  70  $  4,535     $  3,761   $  3,546      $  3,591   $  3,609
                                    -------    -------   -------   -------      -------    -------      --------    --------
                                    -------    -------   -------   -------      -------    -------      --------    --------

Earnings Per Share (2):
  Primary                          $  0.97     $  0.97   $  0.01   $  0.90     $  0.72    $  0.65       $  0.65      $  0.70
  Fully diluted                       0.97        0.97      0.01      0.89        0.72       0.65          0.65         0.70




(1) On June, 1995, the Corporation acquired American through an exchange of stock. This transaction was accounted for as a purchase, with the results of operations being included in the consolidated financial statements since the date of acquisition.
(2) Per share data for all periods have been adjusted to reflect the 5-for-4 stock split distributed in October, 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information relating to executive compensation is incorporated herein by reference to pages 13 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 9 to 12 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information relating to certain relationships and related transactions is incorporated herein by reference to pages 24 to 26 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 1997.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

    The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated April 29, 1997 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

    Consolidated Balance Sheets at March 31, 1997 and 1996.

    Consolidated Statements of Income for each year in the three-year period ended March 31, 1997.

    Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 1997.

    Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 1997.

    Notes to Consolidated Financial Statements.

    Independent Auditors' Report.

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

              10.8 1995 Stock Option Plan for Non-Employee Directors
                  (incorporated by reference to the Registrant's proxy statement filed on June 16, 1995)
 .

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

    EXHIBIT NO. 11.  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

The statement re: computation of per share earnings for fiscal year 1997 is as follows:

                                                     PRIMARY    FULLY DILUTED
                                                 ----------------------------
1.  Net income                                   $  13,948,054  $  13,948,054
                                                 -------------  -------------
                                                 -------------  -------------

2.  Weighted average common shares
     outstanding                                     4,659,668      4,659,668
3.  Common stock equivalents due to dilutive
     effect of stock options                           234,114        278,070
                                                 -------------  -------------
4.  Total weighted average common shares and
     equivalents outstanding                         4,893,782     4,937,738
                                                 -------------  -------------
                                                 -------------  -------------

5.  Earnings per share                                 $  2.85       $  2.82
                                                 -------------  -------------
                                                 -------------  -------------

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

         Exhibit No. 27 Financial Data Schedule

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANCHOR BANCORP WISCONSIN INC.


                                       By:  /s/  Douglas J. Timmerman
                                            -------------------------
                                            Douglas J. Timmerman
                                            Chairman of the Board, President
                                            and Chief Executive Officer

                                       Date:     May 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/  Douglas J. Timmerman            By:  /s/  Michael W. Helser
    -------------------------------           --------------------------------
    Douglas J. Timmerman                      Michael W. Helser
    Chairman of the Board, President          Treasurer and Chief Financial
    and Chief Executive Officer               Officer (principal financial and
    (principal executive officer)             accounting officer)
    Date:  May 27, 1997                       Date:  May 27, 1997

         By:  /s/  Robert C. Buehner        By:  /s/  Greg M. Larson
              -----------------------            --------------------
              Robert C. Buehner                  Greg M. Larson
              Director                           Director
              Date:  May 27, 1997                Date:  May 27, 1997




         By:  /s/  Arlie M. Mucks, Jr.      By:  /s/  Pat Richter
              ---------------------------        ----------------------------
              Arlie M. Mucks, Jr.                Pat Richter
              Director                           Director
              Date:  May 27, 1997                Date:  May 27, 1997




         By:  /s/  Bruce A. Robertson       By:  /s/  Holly Cremer Berkenstadt
              ---------------------------        -----------------------------
              Bruce A. Robertson                 Holly Cremer Berkenstadt
              Director                           Director
              Date:  May 27, 1997                Date:  May 27, 1997




         By:  /s/  Donald D. Kropidlowski
              ----------------------------
              Donald D. Kropidlowski
              Director
              Date:  May 27, 1997