Form 10-Q
period 1997-06-30
ANCHOR BANCORP WISCONSIN INC
filed 1997-08-08
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to
                                              ----    -----

                         COMMISSION FILE NUMBER 0-20006


                         ANCHOR BANCORP WISCONSIN INC.
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Wisconsin                                    39-1726871
           ---------                                    ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          25 West Main Street                             53703
          -------------------                             -----
           Madison, Wisconsin                           (ZIP CODE)
(Address of principal executive office)


                                 (608) 252-8700
                         -------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                         -------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class:  Common stock -- $.10 Par Value


        Number of shares outstanding as of July 31, 1997:  4,533,517

                         ANCHOR BANCORP WISCONSIN INC.
                               INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                        PAGE #
                                                                                                      ------
          Item 1      Financial Statements (Unaudited)

                            Consolidated Balance Sheets as of June 30, 1997
                            and March 31, 1997                                                         2

                            Consolidated Statements of Income for the Three
                            Months Ended June 30, 1997 and 1996                                        3

                            Consolidated Statements of Cash Flows for the Three Months
                            Ended June 30, 1997 and 1996                                               4

                            Notes to Unaudited Consolidated Financial Statements                       6

          Item 2      Management's Discussion and Analysis

                            Results of Operations                                                      8

                            Financial Condition                                                       11

                            Asset Quality                                                             12

                            Liquidity & Capital Resources                                             15

                            Asset/Liability Management                                                16

PART II - OTHER INFORMATION

          Item 1      Legal Proceedings                                                               19
          Item 2      Changes in Securities                                                           19
          Item 3      Defaults Upon Senior Securities                                                 19
          Item 4      Submission of Matters to Vote of Security Holders                               20
          Item 5      Other Information                                                               20
          Item 6      Exhibits and Reports on Form 8-K                                                20

SIGNATURES                                                                                            21

                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                                                         JUNE 30,           MARCH 31,
                                                                           1997               1997
                                                                      -------------------------------
                                                                               (In Thousands)
ASSETS
Cash                                                                  $    35,156         $    31,482
Interest-bearing deposits                                                   1,082               6,543
                                                                      -----------         -----------
  Cash and cash equivalents                                                36,238              38,025
Securities available for sale:
  Investment securities                                                    58,573              35,569
  Mortgage-related securities                                              75,520              80,300
Securities held to maturity:
  Investment securities (fair value of $11.2 million and
     $7.9 million, respectively)                                           11,197               7,947
  Mortgage-related securities (fair value of $149.9 million and
     $157.8 million, respectively)                                        150,815             160,101
Loans receivable, net:
  Held for sale                                                             8,780               5,348
  Held for investment                                                   1,487,727           1,461,423
Foreclosed properties and repossessed assets, net                           4,875               4,222
Real estate held for development and sale                                  23,473              23,706
Office properties and equipment                                            19,187              18,662
Federal Home Loan Bank stock--at cost                                      20,233              18,981
Accrued interest on investments and loans                                  13,661              13,729
Prepaid expenses and other assets                                          15,587              16,970
                                                                      -----------         -----------
     Total assets                                                     $ 1,925,866         $ 1,884,983
                                                                      ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                              $ 1,326,325         $ 1,312,445
Advance payments by borrowers for taxes and insurance                      14,630               7,675
Federal Home Loan Bank and other borrowings                               408,137             392,204
Reverse repurchase agreements                                              39,238              39,335
Other liabilities                                                          17,689              15,437
                                                                      -----------         -----------
     Total liabilities                                                  1,806,019           1,767,096
                                                                      -----------         -----------
Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                   -                   -
Common stock, $.10 par value, 20,000,000 shares
 authorized, 6,249,662 shares issued                                          625                 625
Additional paid-in capital                                                 50,446              50,443
Retained earnings                                                         114,555             110,735
Less:   Treasury stock (1,725,295 shares and 1,668,315 shares,
               respectively)                                              (44,435)            (41,937)
        Common stock purchased by recognition plans                        (1,204)             (1,246)
        Net unrealized loss on securities available for sale,
               net of tax                                                    (140)               (733)
                                                                      -----------         -----------
     Total stockholders' equity                                           119,847             117,887
                                                                      -----------         -----------
     Total liabilities and stockholders' equity                       $ 1,925,866         $ 1,884,983
                                                                      ===========         ===========


     See accompanying Notes to Unaudited Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                     THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------
                                                       1997               1996
                                               -------------------------------------
                                               (In Thousands, Except Per Share Data)
Interest income:
   Loans                                            $     31,330       $    29,725
   Mortgage-related securities                             3,736             3,483
   Investment securities                                     999               909
   Interest-bearing deposits                                 132               174
                                                    ------------       -----------
     Total interest income                                36,197            34,291

Interest expense:
   Deposits                                               15,700            14,467
   Notes payable and other borrowings                      6,566             5,814
   Other                                                     103               109
                                                    ------------       -----------
     Total interest expense                               22,369            20,390
                                                    ------------       -----------
     Net interest income                                  13,828            13,901
Provision for loan losses                                      -                 -
                                                    ------------       -----------
     Net interest income after provision
       for loan losses                                    13,828            13,901

Non-interest income:
   Loan servicing income                                     760               704
   Service charges on deposits                               955               882
   Insurance commissions                                     267               319
   Net gain on sale of loans                                 467               157
   Net gain on sale of securities                             25                 -
   Other                                                   1,332             1,907
                                                    ------------       -----------
     Total non-interest income                             3,806             3,969

Non-interest expenses:
   Compensation                                            4,843             5,532
   Occupancy                                                 921               754
   Federal insurance premiums                                210               705
   Furniture and equipment                                   869               720
   Data processing                                           635               501
   Marketing                                                 567               518
   Other                                                   2,085             2,001
                                                    ------------       -----------
     Total non-interest expenses                          10,130            10,731
                                                    ------------       -----------

     Income before income taxes                            7,504             7,139
Income taxes                                               2,883             2,604
                                                    ------------       -----------
     Net income                                     $      4,621       $     4,535
                                                    ============       ===========

Earnings per share:
     Primary                                        $       0.97       $      0.90
     Fully diluted                                          0.97              0.89

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                      1997        1996
                                                                ---------------------------
                                                                       (In Thousands)
OPERATING ACTIVITIES
Net income                                                        $   4,621     $  4,535
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for losses on loans and real estate                           -            -
  Provision for depreciation and amortization                           577          506
  Loans originated for sale                                         (48,810)     (39,546)
  Proceeds from sales of loans held for sale                         61,046       46,657
  Net gain on sale of loans and securities                             (492)        (157)
  Decrease (increase) in accrued interest receivable                     68       (1,080)
  Increase (decrease) in accrued interest payable                      (361)         896
  Decrease in accounts payable                                         (154)      (1,857)
  Other                                                               5,439          692
                                                                  ---------     --------
  Net cash provided by operating activities                          21,934       10,646


INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale         245            -
Proceeds from maturities of investment securities                     1,000            -
Purchase of investment securities available for sale                (22,850)     (17,071)
Purchase of investment securities held to maturity                   (4,249)      (2,950)
Purchase of mortgage-related securities held to maturity                  -       (5,703)
Principal collected on mortgage-related securities                   10,832       15,004
Net increase in loans receivable                                    (42,106)     (65,757)
Office properties and equipment, net                                   (503)        (355)
Sales of real estate                                                  3,168        1,958
Acquisition and development of real estate held for sale             (2,982)        (488)
                                                                  ---------     --------
  Net cash used by investing activities                             (57,445)     (75,362)

                                                       THREE MONTHS ENDED JUNE 30,
                                                     -----------------------------
                                                        1997               1996
                                                     -----------------------------
                                                             (In Thousands)
FINANCING ACTIVITIES
Increase in deposit accounts                         $    14,234          $ 29,065
Increase in advance payments by
 borrowers for taxes and insurance                         6,955             7,319
Proceeds of notes payable to Federal Home
 Loan Bank                                               139,600           126,500
Repayment of notes payable to Federal Home
 Loan Bank                                              (120,600)          (94,700)
Increase in securities sold under agreements
 to repurchase                                               (97)           (1,065)
Decrease  in other loans payable                          (3,067)             (275)
Treasury stock purchased                                  (2,705)           (3,444)
Cash received from stock options exercised                    41                60
Payments of cash dividends to stockholders                  (637)             (491)
                                                     -----------          --------
  Net cash provided by financing activities               33,724            62,969
                                                     -----------          --------
 Decrease in cash and cash equivalents                    (1,787)           (1,747)
Cash and cash equivalents at beginning of year            38,025            43,689
                                                     -----------          --------
  Cash and cash equivalents at end of year           $    36,238          $ 41,942
                                                     ===========          ========


Supplementary cash flow information:
 Interest paid (including amounts credited to
  deposit accounts)                                  $    22,730          $ 15,736
 Income taxes paid                                            55               771
Non-cash transactions:
 Mortgage loans transferred to loans held for sale        15,201                 -
 Loans transferred to foreclosed properties                  626               404
 Mortgages loans held for investment converted into
  mortgage-backed securities held to maturity                  -            30,266
 Securities available for sale market value
   adjustment                                              2,897            (1,945)


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                         ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank"), Investment Directions, Inc. ("IDI") and Nevada Investment Directions, Inc. ("NIDI"). The Bank's statements include its wholly-owned subsidiaries, Anchor Insurance Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), Anchor Investment Corporation ("AIC"), and ADPC II LLC ("ADPC II"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three month period ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending March 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1997.

NOTE 3 - STOCKHOLDERS' EQUITY

On May 18, 1997, 1,200 shares of the management recognition plan were earned by the recipients. During the quarter ended June 30, 1997, options for 4,770 shares of common stock were exercised at a weighted price of $8.76 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The excess of the cost of treasury shares over the option price ($166,000) was charged to retained earnings. During the quarter ended June 30, 1997, the Corporation repurchased 61,750 shares of common stock on the open market for an average price of $43.81. On May 15, 1997, the Corporation paid out a cash dividend of $.14 per share, amounting to $637,000.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 1997 and 1996 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.



                                                                    THREE MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------------------------
                                                          1997                                    1996
                                            ---------------------------------------------------------------------
                                               PRIMARY          FULLY DILUTED           PRIMARY     FULLY DILUTED
                                            ---------------------------------         ---------------------------
Net income                                  $  4,621,056         $  4,621,056         $ 4,535,277    $  4,535,277
                                            ============         ============         ===========    ============
Weighted average common shares
  outstanding                                  4,497,906            4,497,906           4,836,910       4,836,910
Common stock equivalents based on the
  treasury stock method                          257,924              277,962             229,559         233,406
                                            ------------         ------------         -----------    ------------
Total weighted average common shares
  and equivalents outstanding                  4,755,830            4,775,868           5,066,469       5,070,316
                                            ============         ============         ===========    ============

Earnings per share                          $       0.97         $       0.97         $      0.90    $       0.89
                                            ============         ============         ===========    ============


NOTE 5 - SUBSEQUENT EVENTS

On July 22, 1997, the Corporation declared a $.16 per share cash dividend to be paid on August 15, 1997 to stockholders of record on August 1, 1997. The Corporation also declared a 2 for 1 stock split effective August 15, 1997 for shareholders of record on August 1, 1997.

                         ANCHOR BANCORP WISCONSIN INC.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 1997 increased $100,000 to $4.6 million from $4.5 million for the same period in the prior
year.   The increase in net income for the three month period compared to last year was largely due to the increase in interest income of $1.9 million and a decrease in non-interest expense of $601,000 which were largely offset by (i) an increase in interest expense of $2.0 million combined with (ii) a decrease in non-interest income of $163,000, and (iii) an increase in income taxes of $279,000.

Net Interest Income. Net interest income decreased $73,000 for the three months ended June 30, 1997 compared to the same period in 1996. The net interest margin decreased to 3.02% from 3.24% for the three month period. The interest rate spread decreased to 2.85% from 3.03% for the three month period.

Interest income on loans increased $1.6 million for the three month period ended June 30, 1997 as compared to the same period in the prior year. This increase was a result of the increase of $84.8 million in the average balance of loans for the period due to the increased origination of portfolio loans. Interest income on mortgage-related securities increased $253,000 for the same period due primarily to the increase of $11.4 million in the average balance of mortgage-related securities.

Interest expense on deposits increased $1.2 million for the three month period ended June 30, 1997 as compared to the same period in 1996. The increase was due primarily to the increase in the average balance of deposits of $76.5 million as a result of various demand deposit and certificate promotions. In addition, the average rate on deposits increased from 4.67% to 4.78% during the three months ended June 30, 1997 and 1996, respectively, primarily as a result of the above-described deposit promotions. Interest expense on notes payable and other borrowings increased $752,000 during the same period. This was a result of an increase of $49.6 million in the average balance of borrowings during the same period.

The following tables show the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                                                            THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------------------------------------------------
                                                                     1997                                   1996
                                                     -----------------------------------   -----------------------------------
                                                                                 AVERAGE                               AVERAGE
                                                      AVERAGE                    YIELD/      AVERAGE                   YIELD/
                                                      BALANCE       INTEREST     COST(1)     BALANCE      INTEREST     COST(1)
                                                     -----------------------------------   -----------------------------------
                                                                             (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                       $1,149,043     $ 23,243       8.09%   $1,137,544    $ 22,561      7.93%
Consumer loans                                          332,685        7,332       8.82       258,394       6,409      9.92
Commercial business loans                                28,873          755      10.46        29,829         755     10.12
                                                     ----------     --------               ----------    --------
  Total loans receivable                              1,510,601       31,330       8.30     1,425,767      29,725      8.34
Mortgage-related securities                             231,656        3,736       6.45       220,209       3,483      6.33
Investment securities                                    58,275          667       4.58        43,375         624      5.75
Interest-bearing deposits                                 9,704          132       5.44        11,381         174      6.12
Federal Home Loan Bank stock                             19,751          332       6.72        16,936         285      6.73
                                                     ----------     --------               ----------    --------
  Total interest-earning assets                       1,829,987       36,197       7.91     1,717,668      34,291      7.99
Non-interest-earning assets                              77,689                                64,771
                                                     ----------                            ----------
  Total assets                                       $1,907,676                            $1,782,439
                                                     ==========                            ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                      $  311,807        2,246       2.88    $  278,649       1,782      2.56
Regular passbook savings                                100,842          572       2.27       106,365         608      2.29
Certificates of deposit                                 901,930       12,882       5.71       853,042      12,077      5.66
                                                     ----------     --------               ----------    --------
  Total deposits                                      1,314,579       15,700       4.78     1,238,056      14,467      4.67
Notes payable and other borrowings                      443,385        6,566       5.92       393,794       5,814      5.91
Other                                                    11,539          103       3.57        12,215         109      3.57
                                                     ----------     --------               ----------    --------
  Total interest-bearing liabilities                  1,769,503       22,369       5.06     1,644,065      20,390      4.96
Non-interest-bearing liabilities                         14,166     --------       ----        18,188    --------      ----
                                                     ----------                            ----------
  Total liabilities                                   1,783,669                             1,662,253
Stockholders' equity                                    124,007                               120,186
                                                     ----------                            ----------
  Total liabilities and stockholders' equity         $1,907,676                            $1,782,439
                                                     ==========                            ==========

  Net interest income/interest rate spread                          $ 13,828       2.85%                 $ 13,901      3.03%
                                                                    ========       ====                  ========      ====
  Net interest-earning assets                        $   60,484                            $   73,603
                                                     ==========                            ==========
  Net interest margin                                                              3.02%                               3.24%
                                                                                   ====                                ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                1.03                                   1.04
                                                          ====                                   ====

---------------------------------
(1) Annualized

Non-Interest Income.   Non-interest income decreased $163,000 during the three
months ended June 30, 1997 as compared to the same period in the prior year as a result of several factors. The net gain on sale of loans increased $310,000, service charges on deposits increased $73,000, and net gain on sale of securities increased $25,000 for the same period. These items were, however, offset because other income decreased $575,000. This decrease was due primarily to decreased investment income from the Corporation.

Non-Interest Expense. Non-interest expense decreased $600,000 during the three month period ended June 30, 1997 as compared to the same period in 1996 as a result of several factors. Compensation expense decreased $689,000 due primarily to the retirement of higher salaried individuals and the elimination of the cost associated with the Employee Stock Ownership Plan. Furniture and occupancy expenses increased $316,000 largely due to increased depreciation and other costs from additional offices. This was combined with an increase in data processing expense of $134,000 as well as an increase in other expenses of $110,000, the latter of which stemmed from telephone and stationary expenses. These increases, however, were offset by the reduction of the federal insurance premium of $495,000, for the same period, stemming from the recapitalization of the Savings Association Insurance Fund (SAIF) in the past fiscal year ended March 31, 1997.

Income Taxes. Income tax expense increased $279,000 during the three months ended June 30, 1997 as compared to the same period in 1996. The effective tax rate was 38.4% as compared to 36.5% for the same period last year.

FINANCIAL CONDITION

During the three months ended June 30, 1997, the Corporation increased its assets $40.9 million from $1.88 billion to $1.93 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $26.3 million as a result of (i) purchases of $27.1 million of U.S. Government and agency securities and (ii) market value and other adjustments of $399,000, which were partially offset by sales and maturities of $1.2 million.

Mortgage-related securities (both available for sale and held to maturity)
decreased $14.1    million as a result of principal repayments and market value adjustments. Mortgage-related securities consisted of $197.1 million of mortgage-backed securities and $29.2 million of mortgage-derivative securities at June 30, 1997.

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

Total loans (including loans held for sale) increased $29.7 million during the three months ended June 30, 1997. Activity for the period included (i) originations and purchases of $193.3 million, (ii) sales of $60.6 million, and
(iii) principal repayments and other adjustments of $103.0 million.

Deposits increased $13.9 million during the three months ended June 30, 1997. The increase was due primarily to new demand deposit products and a certificate promotion. Brokered deposits have been used in the past and may be used in the future as the need for funds requires it. Brokered deposits totalled $36.0 million at June 30, 1997 and generally mature in one year. FHLB advances increased $19.0 million during the three months ended June 30, 1997. Reverse repurchase agreements and other borrowings decreased $3.2 million during the three months ended June 30, 1997. Advance payments by borrowers for taxes and insurance increased $7.0 million.

Stockholders' equity increased $2.0 million during the three months ended June 30, 1997 as a net result of (i) net income of $4.6 million, (ii) stock options exercised of $41,000, (iii) the decrease in net unrealized loss of available-for-sale securities of $593,000, (iv) treasury stock repurchased of $2.7 million, (v) cash dividends of $637,000, and (vi) management recognition plan shares earned and related tax adjustments totalling $46,000.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) increased to $14.6 million at June 30, 1997 from $13.8 million at March 31, 1997 and increased as a percentage of total assets to 0.76% from 0.73% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:



                                                                                      AT MARCH 31,
                                              AT JUNE 30,         --------------------------------------------------
                                                 1997                1997                 1996               1995
                                              -----------         --------------------------------------------------
                                                                     (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                    $   1,627           $   1,712              $     629         $     833
 Multi-family residential                         3,012               3,199                      -                 -
 Commercial real estate                             935                 778                    470               624
 Construction and land                               58                  58                     81                81
 Consumer                                           610                 438                    202               219
 Commercial business                                786                 610                    508               736
                                              ---------           ---------              ---------         ---------
  Total non-accrual loans                         7,028               6,795                  1,890             2,493
Real estate held for development and sale         2,713               2,736                  2,319               857
Foreclosed properties and repossessed
 assets, net                                      4,876               4,222                  6,077             7,116
                                              ---------           ---------              ---------         ---------
  Total non-performing assets                 $  14,617           $  13,753              $  10,286         $  10,466
                                              =========           =========              =========         =========

Performing troubled debt restructurings       $   3,179           $     329              $     332         $     335
                                              =========           =========              =========         =========

Total non-accrual loans to total loans             0.45%               0.44%                  0.13%             0.19%
Total non-performing assets to total assets        0.76                0.73                   0.59              0.69
Allowance for loan losses to total loans           1.44                1.48                   1.59              1.75
Allowance for loan losses to total
 non-accrual loans                               319.17              334.81                1206.72            899.68
Allowance for loan and foreclosure losses
 to total non-performing assets                  160.62              173.26                 228.70            221.82

Non-accrual loans increased $233,000 during the three months ended June 30, 1997. Non-performing real estate held for development and sale decreased $23,000 for the three months ended June 30, 1997. Foreclosed properties and repossessed assets increased $654,000 during the same period.

At June 30, 1997, there was one non-accrual loan with a carrying value of greater than $1.0 million. The loan, which had a total carrying value of $2.5 million, represented a 26% participation secured by a 48-unit condominium project in Bloomington, Minnesota. Voluntary foreclosure on this project is presently being sought by the Bank.

Foreclosed properties and repossessed assets include two properties with a carrying value of greater than $1.0 million. The first property is an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property, which the Bank is pursuing. The Bank believes any cleanup which may be necessary will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard. The Bank also believes that, in the event of any remaining environmental cleanup liability, it will pursue reimbursement from the adjoining land owner, who is believed to have caused the contamination. The second is a 12-unit condominium project and associated land in Madison, Wisconsin which formerly secured two loans totalling $1.6 million. ADPC is presently in the process of selling individual units.

Performing troubled debt restructurings increased $2.9 million primarily due to the addition of a hotel and office building located in Garden Grove, California. This loan was previously removed from foreclosed properties and repossessed assets, in fiscal 1997, due to a repayment plan from the bankruptcy settlement.

At June 30, 1997, assets that the Bank has classified, as "substandard", net of reserves, consisted of $23.4 million of loans and foreclosed properties. As of March 31, 1997, the substandard assets amounted to $16.5 million. The increase
was primarily due to the classification of two loans.   The first was a 93%
participation loan to the Foxhills Resort Limited Partnership located in Mishicot, Wisconsin totalling $4.8 million. Payments are current on the loan. The second represented a loan for $1.7 million secured by commercial real estate in Reno, Nevada. The Bank is pursuing foreclosure on this loan.

The following table sets forth information relating to the Corporation's loans which are less than 90 days delinquent at the dates indicated.




                                                        AT MARCH 31,
                      AT JUNE 30,     --------------------------------------------------
                         1997               1997             1996               1995
                     -------------    --------------------------------------------------
                                             (In Thousands)
30 to 59 days        $       6,673    $       3,144     $       5,776      $       2,696
60 to 89 days                3,033              909               789              1,099
                     -------------    -------------     -------------      -------------
    Total            $       9,706    $       4,053     $       6,565      $       3,795
                     =============    =============     =============      =============


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

A summary of the activity in the allowance for losses on loans follows:

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                         -----------------------------
                                            1997                1996
                                         -----------------------------
                                            (Dollars In Thousands)
Allowance at beginning of period         $   22,750         $   22,807
Charge-offs:
  Mortgage                                      (41)               (40)
  Consumer                                     (346)               (16)
  Commercial business                             -                 (1)
                                         ----------         ----------
     Total charge-offs                         (387)               (57)
Recoveries:
  Mortgage                                       44                  9
  Consumer                                        2                  2
  Commercial business                            22                 78
                                         ----------         ----------
     Total recoveries                            68                 89
                                         ----------         ----------
     Net recoveries (charge-offs)              (319)                32
                                         ----------         ----------
Provision                                         -                  -
                                         ----------         ----------
Allowance at end of period               $   22,431         $   22,839
                                         ==========         ==========

Net recoveries (charge-offs) to
 average loans                                (0.08)%             0.01%
                                               ====               ====

Although management believes that the June 30, 1997 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 1997, the Corporation had outstanding commitments to originate loans of $70.9 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $72.4 million and loans sold with recourse to the Corporation in the event of default by the borrower of $2.0 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 1997 amounted to $747.3 million and scheduled maturities of FHLB advances during the same period totalled $295.9 million. At June 30, 1997, the Corporation also had $39.2 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following June 30, 1997. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%, which has been proposed by the OTS to be reduced to 4%. During the quarter ended June 30, 1997, the Bank's average liquidity ratio was 10.14%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin which is 6% of total assets. The Bank's capital ratio for this measurement is 6.84% as of June 30, 1997.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 1997 and June 30, 1996.


                                                                                                  MINIMUM REQUIRED
                                                                       MINIMUM REQUIRED              TO BE WELL
                                                                          FOR CAPITAL             CAPITALIZED UNDER
                                                 ACTUAL                ADEQUACY PURPOSES          OTS REQUIREMENTS
                                       -----------------------------------------------------------------------------
                                          AMOUNT         RATIO         AMOUNT       RATIO        AMOUNT        RATIO
                                       -----------------------------------------------------------------------------
AS OF JUNE 30, 1997:
Tier 1 capital
  (to adjusted tangible assets)        $  107,027         5.63%      $  56,986       3.00%     $  94,976        5.00%
Risk-based capital
  (to risk-based assets)                  121,541        10.53          92,372       8.00        115,466       10.00
Tangible capital
  (to tangible assets)                    107,027         5.63          28,493       1.50            N/A         N/A

AS OF JUNE 30, 1996:
Tier 1 capital
  (to adjusted tangible assets)           106,393         5.88          54,275       3.00         90,459        5.00
Risk-based capital
  (to risk-based assets)                  120,035        10.86          88,440       8.00        110,550       10.00
Tangible capital
  (to tangible assets)                    106,393         5.88          27,138       1.50            N/A         N/A



The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS has added an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of this rule was pending at June 30, 1997. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

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

The Corporation's cumulative net gap position at June 30, 1997 for one year or less was a negative 3.59% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of June 30, 1997.





                                                       MORE THAN           MORE THAN
                                        WITHIN          ONE TO             THREE TO          MORE THAN
                                       ONE YEAR       THREE YEARS         FIVE YEARS        FIVE YEARS        TOTAL
                                      -------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)
Interest-earning assets:
 Mortgage loans (1) (2):
  Fixed                               $  96,289         $  64,945       $   18,676          $  10,277      $  190,187
  Variable                               679,194          266,072           14,413                  -         959,679
 Consumer loans (1)                      227,772           82,600           23,754                  -         334,126
 Commercial business loans (1)            23,288            4,557                -                  -          27,845
 Mortgage-related securities (3)          91,653           89,049           30,499             15,135         226,336
 Investment securities and other
  interest-earning assets (3)             60,640            7,441           22,997                  -          91,078
                                      ----------        ---------       ----------          ---------      ----------
    Total                             $1,178,836        $ 514,664       $  110,339          $  25,412      $1,829,251
                                      ==========        =========       ==========          =========      ==========

Interest-bearing liabilities:
 Deposits (4)                         $  907,350        $ 229,248       $   60,661          $  43,030      $1,240,289
 Borrowings                              340,608           96,034           10,733                  -         447,375
                                      ----------        ---------       ----------          ---------      ----------
    Total                             $1,247,958        $ 325,282       $   71,394          $  43,030      $1,687,664
                                      ==========        =========       ==========          =========      ==========

Interest sensitivity gap              $  (69,122)       $ 189,382       $   38,945          $ (17,618)     $  141,587
                                      ==========        =========       ==========          =========      ==========
Cummulative interest sensitivity
 gap                                  $  (69,122)       $ 120,260       $  159,205          $ 141,587
                                      ==========        =========       ==========          =========

Cummulative interest sensitivity
 gap as a percent of total assets         (3.59)%            6.24%            8.27%              7.35%
                                           ====              ====             ====               ====

(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $41.7 million, and (ii) non-accrual loans, which amounted to $7.0 million.
(2) Includes $8.8 million of loans held for sale spread throughout the periods.
(3) Includes $75.5 million of securities available for sale spread throughout the periods.
(4) Does not include $78.9 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $7.4 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

                          PART II - OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS.

The Bank is involved in litigation relating to alleged structural deficiencies of a property located in Vero Beach, Florida. The Bank contracted for the completion of this property after is was acquired by foreclosure and converted it into a condominium complex. In January 1993, the Bank and the Homeowners Association, which represents the condominium owners, entered into a settlement agreement which covers various repairs totalling $500,000 which the Corporation accrued in September 1992 and paid in January 1993. This also covered repairs which are related to the post-tension cable system, an estimated amount of which was accrued by the Corporation in September 1993 but has not yet been paid. Three lawsuits have been filed against the Bank in connection with the foregoing by various owners of condominiums in the complex and the Homeowners Association. During fiscal 1996, one trial involving an individual homeowner was finished, of which the result relieved the Bank of any claim for punitive and/or general damages, but provided the owner with recission (return of the unit to the Bank). The Bank is currently considering the alternatives of appeal and/or negotiated settlement. During fiscal 1997, the lawsuit by the Homeowners Association was settled for $1.2 million, the amount of which represents a full and complete settlement of any and all alleged structural deficiencies. Based on the outcome of the above described cases and the evaluation of the accruals by the Corporation to date, management does not believe that the remaining litigation will have a material adverse effect on the financial condition or operations of the Corporation.



ITEM 2           CHANGES IN SECURITIES.

Not applicable.


ITEM 3           DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4           SUBMISSION OF MATTER TO VOTE OF SECURITIES HOLDERS.

The Annual Meeting of Stockholders was held on July 22, 1997. There were 4,527,117 shares of common stock which could be voted and 3,762,251 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the vote.




                                                          NUMBER OF VOTES
                                                      -----------------------
                                                        FOR          WITHHELD
                                                      ---------      --------
Nominees for three-year term ending 2000:
 Bruce A. Robertson                                   3,731,784        30,467
 Robert C. Buehner                                    3,731,535        30,716
 Holly Cremer Berkenstadt                             3,731,062        31,189

                                                        FOR          AGAINST         ABSTAINED
                                                      ---------      --------        ---------
Appointment of Ernst & Young LLP as independent
auditor for the year ending March 31, 1998            3,730,771        10,997          20,483



ITEM 5           OTHER INFORMATION.

None.

ITEM 6           EXHIBITS AND REPORTS.


                 (a) Stockholder Rights Agreement, dated July 22, 1997, between the Company and Firstar Trust Company, as Rights Agent - incorporated by reference to the Report as Form 8-K noted in paragraph (b) of this item 6.

                 (b)      A Report Form 8-K was filed by the Company on July
                          28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ANCHOR BANCORP WISCONSIN INC.



Date:    July, 31, 1997         By: /s/ Douglas J. Timmerman
     ----------------------         --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer



Date:    July 31, 1997          By: /s/ Michael W. Helser
     ----------------------         --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer