Form 10-Q
period 1997-09-30
ANCHOR BANCORP WISCONSIN INC
filed 1997-11-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q

  / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                       or

  /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                          COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
            (Exact name of registrant as specified in its charter)



               Wisconsin                              39-1726871
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

         25 West Main Street
          Madison, Wisconsin                             53703
 (Address of principal executive office)              (Zip Code)

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

Yes / X / No  /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class:  Common stock -- $.10 Par Value

        Number of shares outstanding as of October 31, 1997:  9,089,814

                         ANCHOR BANCORP WISCONSIN INC.

                               INDEX - FORM 10-Q


Part I - Financial Information                                            Page #

         Item 1  Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of September 30, 1997
                 and March 31, 1997.......................................   2

                 Consolidated Statements of Income for the Three and Six
                 Months Ended September 30, 1997 and 1996.................   3

                 Consolidated Statements of Cash Flows for the Six
                 Months Ended September 30, 1997 and 1996.................   4

                 Notes to Unaudited Consolidated Financial Statements.....   6

         Item 2  Management's Discussion and Analysis

                 Results of Operations....................................   9

                 Financial Condition......................................  13

                 Asset Quality............................................  14

                 Liquidity & Capital Resources............................  17

                 Asset/Liability Management...............................  18

Part II - Other Information

         Item 1    Legal Proceedings......................................  21
         Item 2    Changes in Securities..................................  21
         Item 3    Defaults Upon Senior Securities........................  21
         Item 4    Submission of Matters to Vote of Security Holders......  22
         Item 5    Other Information......................................  22
         Item 6    Exhibits and Reports on Form 8-K.......................  22

Signatures................................................................  23

                         Consolidated Balance Sheets
                                 (Unaudited)

                                                 September 30,       March 31,
                                                     1997               1997
                                                 -----------------------------
                                                         (In Thousands)

Assets
Cash............................................  $   27,744        $   31,482
Interest-bearing deposits.......................       3,137             6,543
                                                  ----------        ----------
  Cash and cash equivalents.....................      30,881            38,025
Securities available for sale:
  Investment securities.........................      67,030            35,569
  Mortgage-related securities...................      74,019            80,300
Securities held to maturity:
  Investment securities (fair value of
    $15.8 million and $7.9 million,
    respectively)...............................      15,705             7,947
  Mortgage-related securities (fair value of
    $143.7 million and $157.8 million,
    respectively)...............................     143,584           160,101
Loans receivable, net:
  Held for sale.................................      13,952             5,348
  Held for investment...........................   1,505,931         1,461,423
Foreclosed properties and repossessed assets,
  net...........................................       6,665             4,222
Real estate held for development and sale.......      22,762            23,706
Office properties and equipment.................      18,937            18,662
Federal Home Loan Bank stock--at cost...........      21,946            18,981
Accrued interest on investments and loans.......      14,077            13,729
Prepaid expenses and other assets...............      19,260            16,970
                                                  ----------        ----------
    Total assets................................  $1,954,749        $1,884,983
                                                  ----------        ----------
                                                  ----------        ----------



Liabilities and Stockholders' Equity
Deposits........................................  $1,344,040        $1,312,445
Advance payments by borrowers for taxes and
  insurance.....................................      21,021             7,675
Federal Home Loan Bank and other borrowings.....     430,592           392,204
Reverse repurchase agreements...................      17,671            39,335
Other liabilities...............................      16,275            15,437
                                                  ----------        ----------
    Total liabilities...........................   1,829,599         1,767,096
                                                  ----------        ----------
                                                  ----------        ----------


Preferred stock, $.10 par value, 5,000,000
  shares authorized, none outstanding...........          --                --
Common stock, $.10 par value, 20,000,000 shares
  authorized, 12,499,324 shares issued..........         625               625
  Additional paid-in capital....................      50,946            50,443
  Retained earnings.............................     118,323           110,735
  Less: Treasury stock (3,445,760 shares and
          3,336,630 shares, respectively).......     (44,388)          (41,937)
        Common stock purchased by recognition
          plans.................................        (976)           (1,246)
        Net unrealized gain (loss) on securities
          available for sale, net of tax........         620              (733)
                                                  ----------        ----------
    Total stockholders' equity..................     125,150           117,887
                                                  ----------        ----------
    Total liabilities and stockholders' equity    $1,954,749        $1,884,983
                                                  ----------        ----------
                                                  ----------        ----------


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                      Consolidated Statements of Income
                                 (Unaudited)


                                              Three Months Ended         Six Months Ended
                                                 September 30,              September 30,
                                              ------------------        ------------------
                                                1997      1996            1997      1996
                                              --------  --------        --------  --------
                                                  (In Thousands, Except Per Share Data)
Interest income:
  Loans...................................     $32,508   $29,615         $63,838   $59,340
  Mortgage-related securities.............       3,589     4,117           7,325     7,600
  Investment securities...................       1,296     1,163           2,295     2,072
  Interest-bearing deposits...............         153       142             285       316
                                              --------  --------        --------  --------
    Total interest income.................      37,546    35,037          73,743    69,328

Interest expense:
  Deposits................................      15,998    14,991          31,698    29,458
  Notes payable and other borrowings......       6,694     6,193          13,260    12,007
  Other...................................         166       180             269       289
                                              --------  --------        --------  --------
    Total interest expense................      22,858    21,364          45,227    41,754
                                              --------  --------        --------  --------
    Net interest income...................      14,688    13,673          28,516    27,574
Provision for loan losses.................          25        --              25        --
                                              --------  --------        --------  --------
    Net interest income after provision
      for loan losses.....................      14,663    13,673          28,491    27,574

Non-interest income:
  Loan servicing income...................         781       752           1,541     1,456
  Service charges on deposits.............       1,005       939           1,960     1,821
  Insurance commissions...................         283       418             550       737
  Net gain on sale of loans...............         639       251           1,106       408
  Other...................................        (111)    2,954           1,246     4,861
                                              --------  --------        --------  --------
    Total non-interest income.............       2,597     5,314           6,403     9,283

Non-interest expenses:
  Compensation............................       4,874     5,193           9,717    10,725
  Occupancy...............................         757       720           1,678     1,474
  Federal insurance premiums..............         205       714             415     1,419
  Federal insurance special assessment....          --     7,663              --     7,663
  Furniture and equipment.................         728       705           1,597     1,425
  Data processing.........................         611       526           1,246     1,027
  Marketing...............................         565       533           1,132     1,051
  Other...................................       1,444     3,253           3,529     5,254
                                              --------  --------        --------  --------
    Total non-interest expenses...........       9,184    19,307          19,314    30,038
                                              --------  --------        --------  --------

    Income (loss) before income taxes.....       8,076      (320)         15,580     6,819
Income taxes (benefit)....................       3,101      (390)          5,984     2,214
                                              --------  --------        --------  --------
    Net income............................     $ 4,975   $    70         $ 9,596   $ 4,605
                                              --------  --------        --------  --------
                                              --------  --------        --------  --------

Earnings per share:
  Primary.................................     $  0.52   $  0.01         $  1.00   $  0.46
  Fully diluted...........................        0.51      0.01            0.99      0.46


    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Six Months Ended
                                                           September 30,
                                                     ------------------------
                                                       1997            1996
                                                     ------------------------
                                                          (In Thousands)
Operating Activities
Net income.........................................  $   9,596       $   4,605
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for losses on loans and real
      estate.......................................         25              --
    Provision for depreciation and amortization....      1,155           1,036
    Loans originated for sale......................   (115,564)        (66,827)
    Proceeds from sales of loans held for sale.....    132,679          75,756
    Net gain on sale of loans and securities.......     (1,131)           (408)
    Increase in accrued interest receivable........       (348)         (1,520)
    Increase (decrease) in accrued interest
      payable......................................       (113)          2,007
    Increase in accounts payable...................      1,253           6,636
    Other..........................................     (1,247)         (4,549)
                                                     ---------       ---------
    Net cash provided by operating activities......     26,305          16,736



Investing Activities
Proceeds from sales of investment securities
  available for sale...............................      5,994              --
Proceeds from maturities of investment securities..      2,750              --
Purchase of investment securities available for
  sale.............................................    (38,357)        (26,882)
Purchase of investment securities held to maturity.     (8,763)         (4,453)
Purchase of mortgage-related securities held to
  maturity.........................................     (2,735)        (12,974)
Principal collected on mortgage-related securities.     21,134           28,50
Net increase in loans receivable...................    (70,736)       (123,089)
Office properties and equipment, net...............       (230)           (750)
Sales of real estate...............................      5,562           9,933
Acquisition and development of real estate held
  for sale.........................................     (5,293)         (6,021)
                                                     ---------       ---------
  Net cash used by investing activities............    (90,674)       (135,734)

                                                         Six Months Ended September 30,
                                                       ----------------------------------
                                                         1997                      1996
                                                       ----------------------------------
                                                                (In Thousands)

Financing Activities
Increase in deposit accounts.........................   $  31,612              $  50,040
Increase in advance payments by borrowers for
  taxes and insurance................................      13,346                 14,584
Proceeds of notes payable to Federal Home Loan Bank..     288,400                340,300
Repayment of notes payable to Federal Home Loan Bank.    (245,150)              (287,050)
Increase (decrease) in securities sold under
  agreements to repurchase...........................     (21,664)                19,047
Decrease in other loans payable......................      (4,862)                (1,730)
Treasury stock purchased.............................      (3,353)               (11,379)
Cash received from stock options exercised...........         258                    190
Payments of cash dividends to stockholders...........      (1,362)                (1,090)
                                                        ---------              ---------
    Net cash provided by financing activities........      57,225                122,912
                                                        ---------              ---------
  Increase (decrease) in cash and cash equivalents...      (7,144)                 3,914
Cash and cash equivalents at beginning of year.......      38,025                 43,689
                                                        ---------              ---------
  Cash and cash equivalents at end of year...........   $  30,881              $  47,603
                                                        ---------              ---------
                                                        ---------              ---------



Supplementary cash flow information:
  Interest paid (including amounts credited to
    deposit accounts)................................   $  39,747              $  45,475
  Income taxes paid..................................       5,765                  5,441
Non-cash transactions:
  Mortgage loans transferred to loans held for sale..      24,588                     --
  Loans transferred to foreclosed properties.........       1,590                    785
  Mortgages loans held for investment converted into
    mortgage-backed securities held to maturity......          --                 54,938
  Securities available for sale market value
    adjustment.......................................       5,794                 (1,276)


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three and six month periods ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending March 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1997.

NOTE 3 - STOCKHOLDERS' EQUITY

Effective August 15, 1997, the Corporation declared a two-for-one stock split. Shares issued and earnings per share as of March 31, 1997 have been restated as such.

On July 15, 1997, 28,500 shares of the management recognition plan were earned by the recipients. During the quarter ended September 30, 1997, options for 29,830 shares of common stock were exercised at a weighted price of $7.27 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The excess of the cost of treasury shares over the option price ($477,000) was charged to retained earnings. During the quarter ended September 30, 1997, the Corporation repurchased 25,000 shares of common stock on the open market for a weighted average price of $23.26. On August 15, 1997, the Corporation paid out a cash dividend of $.08 per share, amounting to $725,000.

NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three and six months ended September 30, 1997 and 1996 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method. The weighted average number of shares of common stock and common stock equivalents outstanding for September 30, 1996 have been adjusted to reflect the two-for-one stock split distributed on August 15, 1997.

                                                                Three Months Ended September 30,
                                              --------------------------------------------------------------------
                                                        1997                                  1996
                                              --------------------------------------------------------------------
                                                Primary        Fully Diluted        Primary        Fully Diluted
                                              ---------------------------------  ---------------------------------

Net income.................................    $4,974,456       $4,974,456         $   69,997       $   69,997
                                               ----------       ----------         ----------       ----------

Weighted average common shares
  outstanding..............................     9,054,998        9,054,998          9,292,960        9,292,960
Common stock equivalents based on the
  treasury stock method....................       578,762          626,506            464,158          450,444
                                               ----------       ----------         ----------       ----------
Total weighted average common shares
  and equivalents outstanding..............     9,633,760        9,681,504          9,757,118        9,743,404
                                               ----------       ----------         ----------       ----------
                                               ----------       ----------         ----------       ----------

Earnings per share.........................    $     0.52       $     0.51         $     0.01       $     0.01
                                               ----------       ----------         ----------       ----------
                                               ----------       ----------         ----------       ----------

                                                                  Six Months Ended September 30,
                                              --------------------------------------------------------------------
                                                        1997                                  1996
                                              --------------------------------------------------------------------
                                                Primary        Fully Diluted        Primary        Fully Diluted
                                              ---------------------------------  ---------------------------------

Net income.................................    $9,595,512       $9,595,512         $4,605,274       $4,605,274
                                               ----------       ----------         ----------       ----------
                                               ----------       ----------         ----------       ----------

Weighted average common shares
  outstanding..............................     9,054,998        9,054,998          9,482,344        9,482,344
Common stock equivalents based on the
  treasury stock method....................       547,553          643,858            461,638          465,946
                                               ----------       ----------         ----------       ----------
Total weighted average common shares
  and equivalents outstanding..............     9,602,551        9,698,856          9,943,982        9,948,290
                                               ----------       ----------         ----------       ----------
                                               ----------       ----------         ----------       ----------

Earnings per share.........................    $     1.00       $     0.99         $     0.46       $     0.46
                                               ----------       ----------         ----------       ----------
                                               ----------       ----------         ----------       ----------

NOTE 5 - SUBSEQUENT EVENTS

On October 22, the Corporation declared a $.08 per share cash dividend to be paid on November 15, 1997 to stockholders of record on November 1, 1997.

                         ANCHOR BANCORP WISCONSIN INC.
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 1997 increased to $5.0 million and $9.6 million, respectively, from $70,000 and
$4.6 million, respectively, for the same periods in the prior year.   The
increase in net income for the periods was largely due to the one-time charge of $7.7 million, net of $3.1 million in income taxes, associated with the recapitalization of the SAIF (Savings Association Insurance Fund), which occurred in the same period of the prior year. Additional changes included
(i) an increase in net interest income of $1.0 million and $900,000, respectively, for the three and six months ended September 30, 1997, compared to the same periods last year, (ii) a decrease in non-interest income of $2.7 million and $2.9 million, respectively, which were partially offset by decreases in non-interest expenses of $2.5 million and $3.1 million, respectively, and (iii) increases in income taxes of $400,000 and $700,000, respectively, all of which are exclusive of the one-time SAIF charge.

Net Interest Income. Net interest income increased $1.0 million and $900,000 for the three and six months ended September 30, 1997 compared to the same periods in 1996. The net interest margin increased to 3.16% from 3.07% for the respective three month periods and decreased to 3.09% from 3.15% for the respective six month periods. The interest rate spread increased to 2.98% from 2.87% and decreased to 2.92% from 2.94%, respectively, for the same periods.

Interest income on loans increased $2.9 million and $4.5 million for the three and six month periods ended September 30, 1997 as compared to the same periods in the prior year. This increase was a result of the increase of $90.9 million and $87.9 million, respectively, in the average balance of loans for the periods as well as increases of 27 basis points and 12 basis points in the overall yield on loan receivables for the same respective periods. Interest income on mortgage-related securities decreased $528,000 and $275,000 respectively, for the same periods due primarily to the decrease of $34.5 million and $11.6 million, respectively, in the average balance of mortgage-related securities.

Interest expense on deposits increased $1.0 million and $2.2 million for the three and six month periods ended September 30, 1997 as compared to the same periods in 1996. The increase was due primarily to the increase in the average balance of deposits of $60.3 million and $68.4 million, respectively, as a result of various demand deposit and certificate promotions. In addition, the average rate on deposits increased from 4.73% and 4.70%, respectively, to 4.82% and 4.80% during the three and six months ended September 30, 1997 and 1996, respectively, primarily as a result of the above-described deposit promotions. Interest expense on notes payable and other borrowings increased $500,000 and $1.3 million, respectively, during the same periods. This was a result of an increase of $24.6 million and $37.1 million in the average balance of borrowings during the same respective periods.

The following tables show the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                                                Three Months Ended September 30,
                                              ---------------------------------------------------------------------
                                                            1997                                  1996
                                              ---------------------------------    --------------------------------
                                                                        Average                            Average
                                               Average                  Yield/      Average                Yield/
                                               Balance     Interest    Cost (1)     Balance    Interest    Cost (1)
                                              ---------------------------------------------------------------------
                                                                       (Dollars In Thousands)

INTEREST-EARNING ASSETS
Mortgage loans..............................   $1,166,151   $24,139      8.28%     $1,136,388  $22,386     7.88%
Consumer loans..............................      335,975     7,579      9.02         275,802    6,571     9.53
Commercial business loans...................       28,175       790     11.22          27,213      658     9.67
                                               ----------   -------                ----------  -------
  Total loans receivable....................    1,530,301    32,508      8.50       1,439,403   29,615     8.23
Mortgage-related securities.................      221,090     3,589      6.49         255,639    4,117     6.44
Investment securities.......................       79,097       941      4.76          59,022      850     5.76
Interest-bearing deposits...................       10,712       153      5.71          10,961      142     5.18
Federal Home Loan Bank stock................       20,830       355      6.82          18,395      313     6.81
                                               ----------   -------                ----------  -------
  Total interest-earning assets.............    1,862,030    37,546      8.07       1,783,420   35,037     7.86
Non-interest-earning assets.................       79,065                              62,372
                                               ----------                          ----------
  Total assets..............................   $1,941,095                          $1,845,792
                                               ----------                          ----------
                                               ----------                          ----------

INTEREST-BEARING LIABILITIES
Demand deposits............................    $  329,449     2,374      2.88      $  291,429    1,904     2.61
Regular passbook savings...................       100,758       579      2.30         103,984      600     2.31
Certificates of deposit....................       896,723    13,045      5.82         871,265   12,487     5.73
                                               ----------   -------     -----      ----------  -------    -----
  Total deposits...........................     1,326,930    15,998      4.82       1,266,678   14,991     4.73
Notes payable and other borrowings.........       450,734     6,694      5.94         426,151    6,193     5.81
Other......................................        18,103       166      3.67          19,160      180     3.76
                                               ----------   -------     -----      ----------  -------    -----
  Total interest-bearing liabilities.......     1,795,767    22,858      5.09       1,711,989   21,364     4.99
                                                            -------     -----                  -------    -----
Non-interest-bearing liabilities...........        20,339                              17,865
                                               ----------                          ----------
  Total liabilities........................     1,816,106                           1,729,854
Stockholders' equity.......................       124,989                             115,938
                                               ----------                          ----------
  Total liabilities and stockholders'
    equity.................................    $1,941,095                          $1,845,792
                                               ----------                          ----------
                                               ----------                          ----------
  Net interest income/interest rate spread.                 $14,688      2.98%                 $13,673     2.87%
                                                            -------     -----                  -------    -----
                                                            -------     -----                  -------    -----

  Net interest-earning assets..............    $   66,263                          $   71,431
                                               ----------                          ----------
                                               ----------                          ----------
  Net interest margin......................                              3.16%                             3.07%
                                                                        -----                             -----
                                                                        -----                             -----
  Ratio of average interest-earning
    assets to average interest-bearing
    liabilities............................          1.04                                1.04
                                               ----------                          ----------
                                               ----------                          ----------

-----------------------
(1) Annualized
                                       10

                                                                  Six Months Ended September 30,
                                              ---------------------------------------------------------------------
                                                            1997                                  1996
                                              ---------------------------------    --------------------------------
                                                                        Average                            Average
                                               Average                  Yield/      Average                Yield/
                                               Balance     Interest    Cost (1)     Balance    Interest    Cost (1)
                                              ---------------------------------------------------------------------
                                                                       (Dollars In Thousands)

INTEREST-EARNING ASSETS
Mortgage loans..............................   $1,157,597   $47,382      8.19%     $1,136,966  $44,947     7.91%
Consumer loans..............................      334,330    14,911      8.92         267,098   12,980     9.72
Commercial business loans...................       28,524     1,545     10.83          28,521    1,413     9.91
                                               ----------   -------                ----------  -------
  Total loans receivable....................    1,520,451    63,838      8.40       1,432,585   59,340     8.28
Mortgage-related securities.................      226,373     7,325      6.47         237,923    7,600     6.39
Investment securities.......................       68,686     1,608      4.68          51,199    1,474     5.76
Interest-bearing deposits...................       10,208       285      5.58          11,171      315     5.66
Federal Home Loan Bank stock................       20,290       687      6.77          17,666      598     6.77
                                               ----------   -------                ----------  -------
  Total interest-earning assets.............    1,846,008    73,743      7.99       1,750,544   69,328     7.92
Non-interest-earning assets.................       78,377                              63,573
                                               ----------                          ----------
  Total assets..............................   $1,924,385                          $1,814,117
                                               ----------                          ----------
                                               ----------                          ----------


INTEREST-BEARING LIABILITIES
Demand deposits............................    $  320,628     4,620      2.88      $  285,039    3,686     2.59
Regular passbook savings...................       100,800     1,152      2.29         105,175    1,209     2.30
Certificates of deposit....................       899,327    25,929      5.77         862,154   24,563     5.70
                                               ----------   -------     -----      ----------  -------    -----
  Total deposits...........................     1,320,755    31,698      4.80       1,252,368   29,458     4.70
Notes payable and other borrowings.........       447,060    13,260      5.93         409,973   12,007     5.86
Other......................................        14,821       269      3.63          15,688      289     3.68
                                               ----------   -------     -----      ----------  -------    -----
  Total interest-bearing liabilities.......     1,782,636    45,227      5.07       1,678,029   41,754     4.98
                                                            -------     -----                  -------    -----
Non-interest-bearing liabilities...........        18,777                              18,026
                                               ----------                          ----------
  Total liabilities........................     1,801,411                           1,696,055
Stockholders' equity.......................       122,974                             118,062
                                               ----------                          ----------
  Total liabilities and stockholders'
    equity.................................    $1,924,385                          $1,814,117
                                               ----------                          ----------
                                               ----------                          ----------
  Net interest income/interest rate spread.                 $28,516      2.92%                 $27,574     2.94%
                                                            -------     -----                  -------    -----
                                                            -------     -----                  -------    -----

  Net interest-earning assets..............    $   63,372                          $   72,515
                                               ----------                          ----------
                                               ----------                          ----------
  Net interest margin......................                              3.09%                             3.15%
                                                                        -----                             -----
                                                                        -----                             -----
  Ratio of average interest-earning
    assets to average interest-bearing
    liabilities............................          1.04                                1.04
                                               ----------                          ----------
                                               ----------                          ----------

-----------------------
(1) Annualized

Provision for Loan Losses. Provision for loan losses increased $25,000 for both respective three and six month periods as compared to the same periods in 1996. See "Asset Quality" for further discussion.

Non-Interest Income.   Non-interest income decreased $2.7 million and $2.9
million during the three and six months ended September 30, 1997 as compared to the same periods in the prior year largely as a result of decreases in other income of $3.1 million and $3.6 million, respectively. Those decreases in other income were chiefly due to decreases in partnership income of $3.0 million and $3.7 million for the respective three and six month periods mostly resulting from decreased sale activity of partnerships. These decreases in other income were partially offset by increases of $400,000 and $700,000 from the net gain on sale of loans for the same respective periods.

Non-Interest Expense. Non-interest expense decreased $10.1 million and $10.7 million, respectively, during the three and six month periods ended September 30, 1997 as compared to the same periods in 1996, as a result of several factors. The majority of these decreases was due to the one-time charge during the prior period of $7.7 million associated with the recapitalization of the SAIF. Exclusive of the charge, non interest expenses decreased $2.4 million and $3.0 million, respectively, during the three and six month periods ended September 30, 1997, as compared to the same periods in 1996. Compensation expense decreased $300,000 and $1.0 million, respectively, due primarily to the elimination of the cost associated with the Employee Stock Ownership Plan. These decreases were accompanied by the reduction of the federal insurance premium of $500,000 and $1.0 million, respectively, for the same periods, stemming from the recapitalization of the SAIF in the prior three and six month periods ended September 30, 1996. Other expenses also decreased by $1.8 million and 1.7 million for the respective three and six month periods ended September 30, 1997, as compared to the same periods in 1996. The decreases in other expenses were largely caused by decreases in the minority interest in net income of partnerships of $1.3 million and $1.5 million, respectively, for the three and six month periods as compared to the same periods of the prior year. These decreases were partially offset by increases in several other areas of expenses. Furniture and occupancy expenses, increased by $20,000 and $40,000, respectively, for the three month period and by $170,000 and $200,000, respectively, for the six month period ended September 30, 1997 when compared to the same periods of the prior year. These increases were largely due to increased expenses associated with additional offices. Data processing expense increased by $85,000 and $220,000, for the same respective periods, as compared to the same periods of the prior year.

Income Taxes. Income tax expense increased $3.5 million and $3.8 million, respectively, during the three and six months ended September 30, 1997 as compared to the same periods in 1996. These increases were attributable to the tax effect of the one-time charge associated with the SAIF recapitalization which was $3.1 million in September 1996. The effective tax rates were 38.40% and 38.41% as compared to 121.88% and 32.47%, respectively, for the same periods. Exclusive of the one-time charge to recapitalize the SAIF and related tax effect in the prior year, the effective tax rates were 38.40% and 38.41%, respectively, during the three and six months ended September 30, 1997 as compared to 36.58% and 36.53% during the same periods in 1996.

FINANCIAL CONDITION

During the six months ended September 30, 1997, the Corporation increased its assets $70.0 million from $1.88 billion to $1.95 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $39.2 million as a result of (i) purchases of $47.1 million of U.S. Government and agency securities and (ii) market value and other adjustments of $843,000, which were partially offset by sales and maturities of $8.7 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $22.8 million as a result of principal repayments and market value adjustments. Mortgage-related securities consisted of $189.3 million of mortgage-backed securities and $28.3 million of mortgage-derivative securities at September 30, 1997.

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

Total loans (including loans held for sale) increased $53.1 million during the six months ended September 30, 1997. Activity for the period included (i) originations and purchases of $406.1 million, (ii) sales of $131.5 million, and
(iii) principal repayments and other adjustments of $221.5 million.

Deposits increased $31.6 million during the six months ended September 30, 1997. The increase was due primarily to new demand deposit products and various promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires it. Brokered deposits totalled $45.0 million at September 30, 1997 and generally mature in one year. FHLB advances increased $43.3 million during the six months ended September 30, 1997. Reverse repurchase agreements and other borrowings decreased $21.7 million during the six months ended September 30, 1997. Advance payments by borrowers for taxes and insurance increased $13.3 million.

Stockholders' equity increased $7.3 million during the six months ended September 30, 1997 as a net result of (i) net income of $9.6 million, (ii) stock options exercised of $260,000, (iii) management recognition plan shares earned and related tax adjustments totalling $770,000, and (iv) a 1.4 million change in net unrealized loss of available-for-sale securities, all of which more than offset (v) treasury stock repurchased of $3.4 million, and (vi) cash dividends of $1.4 million.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) increased to $16.0 million at September 30, 1997 from $13.8 million at March 31, 1997 and increased as a percentage of total assets to 0.82% from 0.73% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                            At March 31,
                                               At September 30,       -----------------------
                                                     1997             1997     1996      1995
                                               ---------------        -----------------------
                                                                    (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                         $  1,616        $  1,712   $   629    $   833
 Multi-family residential                             2,369           3,199         -          -
 Commercial real estate                                 885             778       470        624
 Construction and land                                   58              58        81         81
 Consumer                                               654             438       202        219
 Commercial business                                    806             610       508        736
                                                   --------         -------   -------    --------
 Total non-accrual loans                              6,388           6,795     1,890      2,493
Real estate held for development and sale             2,937           2,736     2,319        857
Foreclosed properties and repossessed assets, net     6,665           4,222     6,077      7,116
                                                   --------         -------   -------    --------
 Total non-performing assets                       $ 15,990         $13,753   $10,286    $10,466
                                                   --------         -------   -------    --------
                                                   --------         -------   -------    --------

Performing troubled debt restructurings            $  3,249         $   329   $   332    $   335
                                                   --------         -------   -------    --------
                                                   --------         -------   -------    --------
Total non-accrual loans to total loans                 0.43%           0.44%     0.13%      0.19%
Total non-performing assets to total assets            0.82            0.73      0.59       0.69
Allowance for loan losses to total loans               1.49            1.48      1.59       1.75
Allowance for loan losses to total
 non-accrual loans                                   347.45          334.81   1206.72     899.68
Allowance for loan and foreclosure losses
 to total non-performing assets                      145.05          173.26    228.70     221.82



Non-accrual loans decreased $407,000 during the six months ended September 30, 1997. Non-performing real estate held for development and sale increased $201,000 for the same period. Foreclosed properties and repossessed assets increased $2.4 million during the same period.

At September 30, 1997, there was one non-accrual loan with a carrying value of greater than $1.0 million. The loan, which had a total carrying value of $1.9 million, represented a 26% participation secured by a 48-unit condominium project in Bloomington, Minnesota. Voluntary foreclosure on this project is presently being sought by the Bank.

Foreclosed properties and repossessed assets include three properties each with a carrying value of greater than $ 1.0 million. The first property is an apartment complex in Elm Grove, Wisconsin, with a net carrying value of $2.2 million at September 30, 1997. Phase I studies of the environmental impact indicated a need for a Phase II study based on the history of the property, which the Bank is pursuing. The Bank believes any cleanup which may be necessary will be partially reimbursed by the Petroleum Environmental Cleanup Fund, although there can be no assurance in this regard. The Bank also believes that, in the event of any remaining environmental cleanup liability, it will pursue reimbursement from the adjoining land owner, who is believed to have
caused the contamination.    The second is a 12-unit condominium project and
associated land in Madison, Wisconsin. The Corporation's net carrying value of this property totalled $1.5 million at September 30, 1997. ADPC is presently in the process of selling individual units. The third property consists of several condominium units related to, but not a part of, those units which were discussed in the aforementioned non-accrual loan for the condominium project in Bloomington, Minnesota. The units were purchased in July, 1997, at auction, in an effort to solidify the Bank's position with regard to the original 48 units. Because the state of Minnesota has a six month redemption period, the Bank is essentially prohibited from doing anything with the units until after January, 1998. The net carrying value of these units was $1.9 million at September 30, 1997.

Performing troubled debt restructurings consist primarily of a $3.2 million hotel and office building located in Garden Grove, California. This loan was previously removed from foreclosed properties and repossessed assets, in fiscal 1997, due to a repayment plan from the bankruptcy settlement.

At September 30, 1997, assets that the Bank has classified, as "substandard", net of reserves, consisted of $20.9 million of loans and foreclosed properties. As of March 31, 1997, the substandard assets amounted to $16.5 million. The increase was primarily due to the classification of a 93% participation loan to the Foxhills Resort Limited Partnership located in Mishicot, Wisconsin totalling $4.8 million. Payments are current on the loan.

The following table sets forth information relating to the Corporation's loans which are less than 90 days delinquent at the dates indicated.

                                                  At March 31,
                        At September 30,    ------------------------
                             1997           1997      1996      1995
                        ---------------     ------------------------
                                            (In Thousands)

30 to 59 days              $ 4,920        $ 3,144    $ 5,776   $ 2,696
60 to 89 days                1,068            909        789     1,099
                           -------        -------    -------   -------
 Total                     $ 5,988        $ 4,053    $ 6,565   $ 3,795
                           -------        -------    -------   -------
                           -------        -------    -------   -------

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

A summary of the activity in the allowance for losses on loans follows:

                                       Three Months Ended       Six Months Ended
                                          September 30,           September 30,
                                     -------------------------------------------
                                       1997         1996       1997        1996
                                     -------------------------------------------
                                                  (Dollars In Thousands)

Allowance at beginning of period      $ 22,431    $ 22,839   $ 22,750  $ 22,807
Charge-offs:
 Mortgage                                   12         (89)       (29)     (129)
 Consumer                                 (307)       (109)      (653)     (125)
 Commercial business                        (8)       (180)        (8)     (181)
                                      ---------   ---------  --------- ---------
  Total charge-offs                       (303)       (378)      (690)     (435)
Recoveries:
 Mortgage                                    7           9         51        18
 Consumer                                   20           1         22         3
 Commercial business                        15           9         37        87
                                      ---------   ---------  --------- ---------
  Total recoveries                          42          19        110       108
                                      ---------   ---------  --------- ---------
  Net charge-offs                         (261)       (359)      (580)     (327)
Provision                                   25           -         25         -
                                      ---------   ---------  --------- ---------
 Allowance at end of period           $ 22,195    $ 22,480   $ 22,195  $ 22,480
                                      ---------   ---------  --------- ---------
                                      ---------   ---------  --------- ---------
Net charge-offs to average loans         (0.07)%     (0.10)%    (0.08)%  (0.05)%
                                      ---------   ---------  --------- ---------
                                      ---------   ---------  --------- ---------

Although management believes that the September 30, 1997 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 1997, the Corporation had outstanding commitments to originate loans of $37.5 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $76.2 million and loans sold with recourse to the Corporation in the event of default by the borrower of $2.0 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 1997 amounted to $730.6 million and scheduled maturities of FHLB advances during the same period totalled $326.1 million. At September 30, 1997, the Corporation also had $17.7 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following September 30, 1997. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%, which has been proposed by the OTS to be reduced to 4%. During the quarter ended September 30, 1997, the Bank's average liquidity ratio was 10.56%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin which is 6% of total assets. The Bank's capital ratio for this measurement is 6.91% as of September 30, 1997.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 1997 and September 30, 1996.


                                                            Minimum Required          to be Well
                                                               For Capital         Capitalized Under
                                            Actual          Adequacy Purposes       OTS Requirements
                                        -------------------------------------------------------------
                                        Amount    Ratio     Amount      Ratio      Amount    Ratio
                                        -------------------------------------------------------------
As of September 30, 1997:
Tier 1 capital
 (to adjusted tangible assets)        $ 109,638    5.69%   $ 57,790     3.00%     $  96,316   5.00%
Risk-based capital
 (to risk-based assets)                 124,473   10.54      94,450     8.00        118,062  10.00
Tangible capital
 (to tangible assets)                   109,638    5.69      28,895     1.50          N/A     N/A

As of September 30, 1996:
Tier 1 capital
 (to adjusted tangible assets)          103,168    5.49      56,425     3.00         94,041   5.00
Risk-based capital
 (to risk-based assets)                 116,727   10.63      87,817     8.00        109,772  10.00
Tangible capital
 (to tangible assets)                   103,168    5.49      28,212     1.50          N/A     N/A


The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS has added an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of this rule was pending at September 30, 1997. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

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

The Corporation's cumulative net gap position at September 30, 1997 for one year or less was a positive 1.75% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of September 30, 1997.


                                                    More Than      More Than
                                          Within    One To         Three to       More Than
                                         One Year   Three Years    Five Years     Five Years    Total
                                         ------------------------------------------------------------
                                                              (Dollars In Thousands)
Interest-earning assets:
Mortgage loans(1)(2):
 Fixed                                 $   106,335   $  64,781     $  19,528      $  9,728      $   200,372
 Variable                                  695,292     261,915        12,534             -          969,741
Consumer loans(1)                          260,238      62,928        10,780         3,666          337,612
Commercial business loans(1)                27,014         823            70            56           27,963
Mortgage-related securities(3)             115,893      79,203        18,007         4,501          217,604
Investment securities and other
interest-earning assets(3)                  70,163      10,390        27,252             -          107,805
                                       -----------   ---------     ---------      --------      -----------
 Total                                 $ 1,274,935   $ 480,040     $  88,171      $ 17,951      $ 1,861,097
                                       -----------   ---------     ---------      --------      -----------
                                       -----------   ---------     ---------      --------      -----------
Interest-bearing liabilities:
 Deposits(4)                           $   893,305   $ 255,537     $  58,234      $ 43,772      $ 1,250,848
 Borrowings                                347,491      85,549        13,191         2,032          448,263
                                       -----------   ---------     ---------      --------      -----------
  Total                                $ 1,240,796   $ 341,086     $  71,425      $ 45,804      $ 1,699,111
                                       -----------   ---------     ---------      --------      -----------
                                       -----------   ---------     ---------      --------      -----------

Interest sensitivity gap               $    34,139   $ 138,954     $  16,746      $(27,853)     $   161,986
                                       -----------   ---------     ---------      --------      -----------
                                       -----------   ---------     ---------      --------      -----------
Cummulative interest sensitivity gap   $    34,139   $ 173,093     $ 189,839      $161,986
                                       -----------   ---------     ---------      --------
                                       -----------   ---------     ---------      --------
Cummulative interest sensitivity gap
as a percent of total assets                  1.75%       8.86%         9.71%         8.29%
                                       -----------   ---------     ---------      --------
                                       -----------   ---------     ---------      --------


(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $47.0 million, and (ii) non-accrual loans, which amounted to $6.4 million.
(2) Includes $14.0 million of loans held for sale spread throughout the periods.
(3) Includes $74.0 million of securities available for sale spread throughout the periods.
(4) Does not include $85.5 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $7.7 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

                             Part II - Other Information

Item 1   Legal Proceedings.

The Bank is involved in litigation relating to alleged structural deficiencies of a property located in Vero Beach, Florida. The Bank contracted for the completion of this property after is was acquired by foreclosure and converted it into a condominium complex. In January 1993, the Bank and the Homeowners Association, which represents the condominium owners, entered into a settlement agreement which covers various repairs totalling $500,000 which the Corporation accrued in September 1992 and paid in January 1993. This also covered repairs which are related to the post-tension cable system, an estimated amount of which was accrued by the Corporation in September 1993 but has not yet been paid. Three lawsuits have been filed against the Bank in connection with the foregoing by various owners of condominiums in the complex and the Homeowners Association. During fiscal 1996, one trial involving an individual homeowner was finished, the result of which relieved the Bank of any claim for punitive and/or general damages, but provided the owner with recission (return of the unit to the Bank). The Bank has appealed the verdict and remains receptive to a negotiated settlement. During fiscal 1997, the lawsuit by the Homeowners Association was settled for $1.2 million, the amount of which represents a full and complete settlement of any and all alleged structural deficiencies. Based on the outcome of the above described cases and the evaluation of the accruals by the Corporation to date, management does not believe that the remaining litigation will have a material adverse effect on the financial condition or operations of the Corporation.

Item 2   Changes in Securities.

         Not applicable.


Item 3   Defaults Upon Senior Securities.

         Not applicable.

Item 4   Submission of Matter to Vote of Securities Holders.

         Not applicable.


Item 5   Other Information.

         None.

Item 6   Exhibits and Reports.

         None.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANCHOR BANCORP WISCONSIN INC.




Date:   October 31, 1997       By:  /s/ Douglas J. Timmerman
     -------------------           --------------------------------------------
                                   Douglas J. Timmerman, Chairman of the
                                   Board, President and Chief Executive Officer


Date:   October 31, 1997       By:  /s/ Michael W. Helser
     -------------------          ---------------------------------------------
                                   Michael W. Helser, Treasurer and
                                   Chief Financial Officer