Form 10-Q
period 1997-12-31
ANCHOR BANCORP WISCONSIN INC
filed 1998-02-13
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

                                      or

/x/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                     -----------------  ------------------

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

                     Class: Common stock--$.10 Par Value

    Number of shares outstanding as of January 31, 1998: 9,010,952

                         ANCHOR BANCORP WISCONSIN INC.
                                INDEX--FORM 10-Q

PART I--FINANCIAL INFORMATION                                        PAGE #
                                                                     ------

Item 1  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of December 31, 1997
           and March 31, 1997                                           2

           Consolidated Statements of Income for the Three and
           Nine Months Ended December 31, 1997 and 1996                 3

           Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 1997 and 1996                      4

           Notes to Unaudited Consolidated Financial Statements         6

Item 2  Management's Discussion and Analysis

           Results of Operations                                       10

           Financial Condition                                         16

           Asset Quality                                               17

           Liquidity & Capital Resources                               21

           Asset/Liability Management                                  24

Part II--Other Information

       Item 1  Legal Proceedings                                       26
       Item 2  Changes in Securities                                   26
       Item 3  Defaults Upon Senior Securities                         26
       Item 4  Submission of Matters to Vote of Security Holders       27
       Item 5  Other Information                                       27
       Item 6  Exhibits and Reports on Form 8-K                        27

Signatures                                                             28


                           Consolidated Balance Sheets
                                    (Unaudited)

                                                          December 31,    March 31,
                                                              1997           1997
                                                          ------------    ----------
                                                                 (In Thousands)
Assets
Cash.....................................................   $   36,244    $   31,482
Interest-bearing deposits................................        6,369         6,543
                                                            ----------    ----------
  Cash and cash equivalents..............................       42,613        38,025
Securities available for sale:
  Investment securities..................................       35,805        35,569
  Mortgage-related securities............................       73,047        80,300
Securities held to maturity:
  Investment securities (fair value of $16.5 million
   and $7.9 million, respectively).......................       16,421         7,947
  Mortgage-related securities (fair value of $136.6
   million and $157.8 million, respectively).............      136,054       160,101
Loans receivable, net:
  Held for sale..........................................        9,203         5,348
  Held for investment....................................    1,527,716     1,461,423
Foreclosed properties and repossessed assets, net........        6,599         4,222
Real estate held for development and sale................       17,402        23,706
Office properties and equipment..........................       18,791        18,662
Federal Home Loan Bank stock--at cost....................       21,971        18,981
Accrued interest on investments and loans................       13,875        13,729
Prepaid expenses and other assets........................       21,683        16,970
                                                            ----------    ----------
  Total assets...........................................   $1,941,180    $1,884,983
                                                            ----------    ----------
                                                            ----------    ----------

Liabilities and Stockholders' Equity
Deposits.................................................   $1,355,799    $1,312,445
Advance payments by borrowers for taxes and insurance....        1,374         7,675
Federal Home Loan Bank and other borrowings..............      439,834       392,204
Reverse repurchase agreements............................           --        39,335
Other liabilities........................................       15,167        15,437
                                                            ----------    ----------
  Total liabilities......................................    1,812,174     1,767,096
                                                            ----------    ----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding............................           --            --
Common stock, $.10 par value, 20,000,000 shares
 authorized 12,499,324 shares issued.....................          625           625
Additional paid-in-capital...............................       50,947        50,443
Retained earnings........................................      122,303       110,735
Less:  Treasury stock (3,447,472 shares and
        3,336,630 shares respectively)...................      (44,701)      (41,937)
       Common stock purchased by recognition plans.......         (935)       (1,246)
       Net unrealized gain (loss) on securities
        available for sale, net of tax...................          767          (733)
                                                            ----------    ----------
  Total stockholders' equity.............................      129,006       117,887
                                                            ----------    ----------
  Total liabilities and stockholders' equity.............   $1,941,180    $1,884,983
                                                            ----------    ----------
                                                            ----------    ----------


See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Consolidated Statements of Income
                                   (Unaudited)


                                                          Three Months Ended     Nine Months Ended
                                                             December 31,           December 31,
                                                          -------------------    -----------------
                                                            1997       1996        1997      1996
                                                          --------   --------    --------  --------
                                                             (In Thousands, Except Per Share Data)
Interest income:
  Loans...............................................    $ 32,409   $ 30,140   $  96,247  $ 89,481
  Mortgage-related securities.........................       3,664      4,082      10,990    11,682
  Investment securities...............................       1,391      1,269       3,685     3,341
  Interest-bearing deposits...........................         265        328         551       644
                                                          --------   --------    --------  --------
    Total interest income.............................      37,729     35,819     111,473   105,148
Interest expense:
  Deposits............................................      16,240     15,662      47,938    45,120
  Notes payable and other borrowings..................       6,854      6,154      20,114    18,161
  Other...............................................         176        189         446       479
                                                          --------   --------    --------  --------
    Total interest expense............................      23,270     22,005      68,498    63,760
                                                          --------   --------    --------  --------
    Net interest income...............................      14,459     13,814      42,975    41,388
Provision for loan losses.............................         110         --         135        --
                                                          --------   --------    --------  --------

    Net interest income after provision for
     loan losses......................................      14,349     13,814      42,840    41,388

Non-interest income:
  Loan servicing income...............................         806        763       2,347     2,220
  Service charges on deposits.........................       1,004        949       2,965     2,770
  Insurance commissions...............................         283        329         833     1,066
  Net gain on sale of loans...........................         903        447       2,010       856
  Other...............................................       3,030      2,330       4,274     7,189
                                                          --------   --------    --------  --------
    Total non-interest income.........................       6,026      4,818      12,429    14,101

Non-interest expenses:
  Compensation........................................       4,741      5,335      14,458    16,060
  Occupancy...........................................         786        736       2,364     2,210
  Federal insurance premiums..........................         209        571         625     1,990
  Federal insurance special assessment................          --         --          --     7,663
  Furniture and equipment.............................         714        749       2,208     2,174
  Data processing.....................................         603        551       1,849     1,578
  Marketing...........................................         574        528       1,706     1,579
  Other...............................................       3,531      2,840       7,262     8,094
                                                          --------   --------    --------  --------
    Total non-interest income.........................      11,158     11,310      30,472    41,348
                                                          --------   --------    --------  --------
    Income before income taxes........................       9,217      7,322      24,797    14,141
  Income taxes........................................       3,560      2,660       9,545     4,874
                                                          --------   --------    --------  --------
    Net income........................................    $  5,657   $  4,662    $ 15,252  $  9,267
                                                          --------   --------    --------  --------
                                                          --------   --------    --------  --------

  Earnings per share:
    Basic.............................................    $   0.62   $   0.51    $   1.68  $   0.99
    Diluted...........................................        0.58       0.48        1.58      0.94


See accompanying Notes to Unaudited Consolidated Financial Statements.

                     Consolidate Statements of Cash Flows
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                   1997          1996
                                                                ---------     ---------
                                                                     (In Thousands)
Operating Activities
Net income.................................................     $  15,252     $   9,267
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for losses on loans and real estate............           631            --
  Provision for depreciation and amortization..............         1,712         1,560
  Loans originated for sale................................      (640,754)     (574,706)
  Proceeds from sales of loans held for sale...............       572,641       516,784
  Net gain on sale of loans and securities.................        (2,035)         (872)
  Increase in accrued interest receivable..................          (146)       (1,342)
  Increase in accrued interest payable.....................           432         3,307
  Decrease in accounts payable.............................          (379)       (3,152)
  Other....................................................         1,957        (1,399)
                                                                ---------     ---------
  Net cash provided by operating activities................       (50,689)      (50,553)

Investing Activities
Proceeds from sales of investment securities
 available for sale........................................        12,639        33,008
Proceeds from maturities of investment securities..........        47,972        10,099
Proceeds from sales of mortgage-related securities
 available for sale........................................            --         5,617
Purchase of mortgage-related securities
 available for sale........................................        (4,741)       (2,057)
Purchase of investment securities available for sale.......       (55,887)      (42,407)
Purchase of investment securities held for maturity........       (12,013)       (4,453)
Purchase of mortgage-related securities held to maturity...        (4,171)      (20,940)
Principal collected on mortgage-related securities.........        31,575        43,937
Net increase in loans receivable...........................        (2,541)      (56,062)
Office properties and equipment, net.......................        (1,771)       (1,411)
Sales of real estate.......................................         9,559        11,809
Acquisition and development of real estate held for sale...        (3,789)      (11,151)
                                                                ---------     ---------
  Net cash used by investing activities....................        16,832       (34,011)


                                                                   Nine Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                   1997          1996
                                                                ---------     ---------
                                                                     (In Thousands)
Financing Activities
Increase in deposit accounts...............................     $ 42,901      $  62,295
Decrease in advance payments by borrowers for taxes
 and insurance.............................................       (6,301)        (6,472)
Proceeds of notes payable to Federal Home Loan Bank........      379,100        430,196
Repayment of notes payable to Federal Home Loan Bank.......     (320,720)      (375,900)
Increase (decrease) in securities sold under agreements
 to repurchase.............................................      (39,335)         3,722
Increase (Decrease) in other loans payable.................      (10,750)         1,271
Treasury stock purchased...................................       (4,860)       (12,105)
Cash received from stock options exercised.................          499            297
Payments of cash dividends to stockholders.................       (2,089)        (1,668)
                                                                ---------     ---------
  Net cash provided by financing activities................       38,445        101,636
                                                                ---------     ---------
Increase in cash and cash equivalents......................        4,588         17,072
Cash and cash equivalents at beginning of year.............       38,025         43,689
  Cash and cash equivalents at end of year.................     $ 42,613      $  60,761
                                                                ---------     ---------
                                                                ---------     ---------

Supplementary cash flow information:
Interest paid (including amounts credited to
 deposit accounts).........................................     $ 68,066      $ 60,453
Income taxes paid..........................................        8,030         5,462
Non-cash transactions:
  Mortgage loans transferred to loans held for sale........       28,670            --
  Loans transferred to foreclosed properties...............        2,406         1,108
  Mortgage loans held for investment converted into
   mortgage-backed securities held to maturity.............           --        54,938
  Securities available for sale market value adjustment....        7,768           790


See accompanying Notes to Unaudited Consolidated Financial Statements.

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--PRINCIPLES OF CONSOLIDATION

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

NOTE 2--BASIS OF PRESENTATION

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three and nine month periods ended December 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or the entire year ending March 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1997.

NOTE 3--STOCKHOLDERS' EQUITY

During the quarter ended December 31, 1997, options for 47,300 shares of common stock were exercised at a weighted price of $4.37 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The excess of the cost of treasury shares over the option price ($960,000) was charged to paid-in capital. During the quarter ended December 31, 1997, the Corporation repurchased 50,000 shares of common stock on the open market for a weighted average price of $30.14. On November 15, 1997, the Corporation paid out a cash dividend of $.08 per share, amounting to $727,000.

NOTE 4--EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The weighted average number of shares of common stock and common stock equivalents outstanding for December 31, 1996 have been adjusted to reflect the two-for-one stock split distributed on August 15, 1997.


                                      Three Months Ended December 31,
                                      -------------------------------
                                         1997                    1996
                                      ----------              -----------

Numerator:

  Net income.......................  $ 5,656,627              $ 4,661,526
                                     -----------              -----------
  Numerator for basic and diluted
     per share-income available to
     common stockholders...........  $ 5,656,627              $ 4,661,526



Denominator:

  Denominator for basic earnings
   per share-weighted-average
   shares.........................    9,063,001                 9,167,818

  Effect of dilutive securities:

   Employee stock options.........      653,043                   455,922

 Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and assumed
  conversions.....................    9,716,044                 9,623,740
                                    -----------               -----------

Basic earnings per share..........  $      0.62               $      0.51
                                    -----------               -----------

Diluted earnings per share          $      0.58               $      0.48
                                    -----------               -----------






                                       Nine Months Ended December 31,
                                      -------------------------------
                                         1997                    1996
                                      ----------              -----------

Numerator:

  Net income.......................  $ 15,252,139              $ 9,266,800
                                     ------------              -----------
  Numerator for basic and diluted
     per share-income available to
     common stockholders...........  $ 15,252,139              $ 9,266,800



Denominator:

  Denominator for basic earnings
   per share-weighted-average
   shares.........................     9,062,074                 9,377,120

  Effect of dilutive securities:

   Employee stock options.........       585,709                   468,740

 Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and assumed
  conversions.....................     9,647,783                 9,845,860
                                     -----------               -----------

Basic earnings per share..........   $      1.68               $      0.99
                                     -----------               -----------

Diluted earnings per share           $      1.58               $      0.94
                                     -----------               -----------


NOTE 5--SUBSEQUENT EVENTS

On January 19, 1998, the Corporation declared a $.08 per share cash dividend to be paid on February 16, 1998 to stockholders of record on January 31, 1998.

                         ANCHOR BANCORP WISCONSIN INC.
                  ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL. Net income for the three months ended December 31, 1997 increased to $5.7 million as compared to $4.7 million for the same period in the prior year. Net income for the nine month period ended December 31, 1997 increased to $15.3 million as compared to $9.3 million for the same period in the prior year. Exclusive of the after-tax effects of a $7.7 million one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF") in the nine month period ended December 31, 1996, net income for the nine months increased from $13.9 million as compared to $15.3 million for the same period this year. The increase in net income for the three month period compared to last year was due to (i) an increase in net interest income (after the provision for loan losses) of $540,000, (ii) an increase in non-interest income of $1.2 million and (iii) a decrease in non-interest expenses of $150,000 which were partially offset by increase in income taxes of $900,000. The increase in net income for the nine month period compared to last year was due to an increase in net interest income (after the provision for loan losses) of $1.5 million and a decrease in non-interest expenses of $3.2 million (exclusive of the $7.7 million charge to recapitalize the SAIF ). These effects were partially offset by a decrease in non-interest income of $1.7 million and an increase in income taxes of $4.7 million.

NET INTEREST INCOME. Net interest income increased $650,000 and $1.6 million for the three and nine months ended December 31, 1997 compared to the same periods in 1996. The net interest margin increased to 3.06% from 3.02% and decreased to 3.08% from 3.11% for the three month and nine month periods, respectively. The interest rate spread increased to 2.86% from 2.82% for the respective three month periods and was unchanged from 2.90% for the respective nine month periods.

Interest income on loans increased $2.3 million and $6.8 million for the three and nine month periods ended December 31, 1997, respectively, as compared to the same periods in the prior year. These increases were primarily a result of the increase of $90.8 million and $88.9 million in the average balance of loans for the respective three and nine month periods ended December 31, 1997, as well as increases of 10 basis points and 11 basis points in the overall yield on loan receivables for the same respective periods. Interest income on mortgage-related securities decreased $420,000 and $690,000 for the same respective periods due primarily to the decrease of $41.9 million and $21.7 million in the average balance of mortgage-related securities, respectively.

Interest expense on deposits increased $580,000 and $2.8 million for the three and nine month periods ended December 31, 1997, respectively, as compared to the same respective periods in 1996. The increases were due primarily to increases in the average balance of deposits of $45.4 million and $60.7 million, respectively, as a result of various demand deposit and certificate promotions. The average rate on deposits increased from 4.79% and 4.73%, respectively, to 4.80% and 4.80% during the three and nine months ended December 31, 1996 and 1997, respectively, primarily as a result of the above-described deposit promotions. Interest expense on notes payable and other borrowings increased $700,000 and $2.0 million during the same respective periods. This was a result of an increase of $17.4 million and $30.5 million in the average balance of borrowings during the same respective periods. The average rate on borrowings increased from 5.82% and 5.85%, respectively, to 6.23% and 6.03% during the three and nine months ended December 31, 1996 and 1997, respectively.

The following tables show the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.


                                                                   Three Months Ended December 31,
                               ---------------------------------------------------------------------------------------------
                                                   1997                                                 1996
                               ----------------------------------------------         --------------------------------------
                                                                      Average                                       Average
                                  Average                              Yield/          Average                      Yield/
                                  Balance         Interest            Cost (1)         Balance       Interest       Cost(1)
                               -------------   ---------------    ---------------   -------------   -----------   ----------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS

Mortgage loans(2)............   $ 1,180,925       $ 23,879              8.09%          $ 1,139,091     $ 22,565      7.92%

Consumer loans(2)............       341,729          7,752              9.07               297,023        6,792      9.15

Commercial business
   loans(2)..................        30,312            778             10.27                26,011          783     12.04
                                -----------        -------                             -----------     --------

   Total loans
       receivable(2).........     1,552,966         32,409              8.35             1,462,125       30,140      8.25

Mortgage-related securities..       211,644          3,664              6.92               253,592        4,082      6.44

Investment securities                83,726          1,003              4.79                67,756          935      5.52

Interest-bearing deposits....        18,709            265              5.67                24,454          328      5.37

Federal Home Loan Bank
   stock.....................        21,963            388              7.07                18,979          334      7.04
                                -----------        -------                             -----------     --------

   Total interest-earning
        assets...............     1,889,008         37,729              7.99             1,826,905       35,819      7.84
                                                                      ------                                        -----

Non-interest-earning assets..        77,936                                                 65,208
                                -----------                                            -----------

   Total assets..............   $ 1,966,944                                            $ 1,892,113
                                -----------                                            -----------
                                -----------                                            -----------


INTEREST-BEARING LIABILITIES

Demand deposits..............   $   344,109          2,481              2.88           $   291,608        1,879      2.58

Regular passbood savings.....        99,103            569              2.30               101,146          585      2.31

Certificates of deposit......       911,245         13,190              5.79               916,282       13,198      5.76
                                -----------        -------                             -----------     --------

   Total deposits............     1,354,457         16,240              4.80             1,309,036       15,662      4.79

Notes payable and other
    borrowings...............       440,035          6,854              6.23               422,658        6,154      5.82

Other........................        18,732            176              3.76                20,201          189      3.74
                                -----------        -------                             -----------     --------

Total interest-bearing
   liabilities...............     1,813,224         23,270              5.13             1,751,895       22,005      5.02
                                                   -------             -----                           --------     -----

Non-interest-bearing
   liabilities...............        23,945                                                 23,998
                                -----------                                            -----------

   Total liabilities.........     1,837,169                                              1,775,893

Stockholders' equity.........       129,775                                                116,220
                                -----------                                            -----------

   Total liabilities and
       stockholders' equity..   $ 1,966,944                                            $ 1,892,113
                                -----------                                            -----------
                                -----------                                            -----------

Net interest income/interest
  rate spread................                     $ 14,459              2.86%                          $ 13,814      2.82
                                                  --------             -----                           --------     -----
                                                  --------             -----                           --------     -----

Net interest-earning assets..   $    75,784                                            $   75,010
                                -----------                                            ----------
                                -----------                                            ----------

Net interest margin..........                                           3.06%                                        3.02%
                                                                       -----                                        -----
                                                                       -----                                        -----

Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities................          1.04                                                  1.04
                                       ----                                                  ----
                                       ----                                                  ----



----------------

(1) Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

                                                                      NINE MONTHS ENDED DECEMBER 31.
                                                    -------------------------------------------------------------------------
                                                                 1997                                      1996
                                                    ---------------------------------        --------------------------------
                                                                             AVERAGE                                   AVERAGE
                                                      AVERAGE                 YIELD/          AVERAGE                   YIELD
                                                      BALANCE     INTEREST    COST(1)         BALANCE      INTEREST      COST(1)
                                                    ----------    --------   --------        ----------    --------    --------
                                                                              (Dollars In Thousands)
INTEREST-EARNING ASSETS

Mortgage loans (2)..............................    $1,165,373    $ 71,261      8.15%        $1,137,674    $ 67,512      7.91%
Consumer loans (2)..............................       336,796      22,663      8.97            277,073      19,773      9.52
Commercial business loans (2)...................        29,120       2,323     10.64             27,684       2,196     10.58
                                                    ----------    --------                   ----------    --------
  Total loans receivable (2)....................     1,531,289      96,247      8.38          1,442,431      89,481      8.27
Mortgage-related securities (2).................       221,463      10,990      6.62            243,146      11,682      6.41
Investment securities...........................        73,699       2,611      4.72             56,718       2,409      5.66
Interest-bearing deposits.......................        13,042         551      5.63             15,599         644      5.50
Federal Home Loan Bank stock....................        20,848       1,074      6.87             18,103         932      6.86
                                                    ----------    --------                   ----------    --------
  Total interest-earning assets.................     1,860,341     111,473      7.99          1,775,997     105,148      7.89
Non-interest-earning assets.....................        78,231                                   64,117
                                                    ----------                               ----------
Total assets....................................    $1,938,572                               $1,840,114
                                                    ----------                               ----------
                                                    ----------                               ----------

INTEREST-BEARING LIABILITIES

Demand deposits.................................    $  328,455       7,101      2.88         $  287,229       5,566      2.58
Regular passbook savings........................       100,234       1,720      2.29            103,832       1,793      2.30
Certificates of deposit.........................       903,299      39,117      5.77            880,196      37,761      5.72
                                                    ----------    --------                   ----------    --------
  Total deposits................................     1,331,988      47,938      4.80          1,271,257      45,120      4.73
Notes payable and other borrowings..............       444,718      20,114      6.03            414,201      18,161      5.85
Other...........................................        16,125         446      3.69             17,192         479      3.71
                                                    ----------    --------                   ----------    --------
  Total interest-bearing liabilities............     1,792,831      68,498      5.09          1,702,650      63,760      4.99
                                                                  --------      ----                       --------      ----
Non-interest-bearing liabilities................        20,500                                   20,016
                                                     ---------                                ---------
  Total liabilities.............................     1,813,331                                1,722,666
Stockholders' equity............................       125,241                                  117,448
                                                    ----------                               ----------
  Total liabilities and stockholders' equity....    $1,938,572                               $1,840,114
                                                    ----------                               ----------
                                                    ----------                               ----------

  Net interest income/interest rate spread......                  $ 42,975      2.90%                      $ 41,388      2.90%
                                                                  --------      ----                       --------      ----
  Net interest-earning assets...................    $   67,510                               $   73,347
                                                    ----------                               ----------
  Net interest margin...........................                                3.08%                                    3.11%
                                                                                ----                                     ----
  Ratio of average interest-earning assets to
   average interest-bearing liabilities.........          1.04                                    1.04
                                                          ----                                    ----

---------------------------------
(1) Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Provision for Loan Losses. Provision for loan losses increased $110,000 and $135,000 for the current three and nine month periods, respectively, as compared to the same respective periods in 1996. See "Asset Quality" for further discussion.

Non-Interest Income.   Non-interest income increased $1.2 million and
decreased $1.7 million during the three and nine months ended December 31, 1997, respectively, as compared to the same periods in the prior year. The increase in the three-month period was largely as a result of increases of $460,000 in the net gain on sale of loans and $700,000 in the category of other income. The increase in other income was attributable to increased income in the partnership investments of IDI and NIDI. The decrease in non-interest income in the nine months ended December 31, 1997 was attributable to a decrease in the category of other income of $2.9 million, which was partially offset by an increase in the net gain on sale of loans of $1.2 million. The decrease in other income for the nine month period was largely due to a $2.8 million decrease in partnership income from IDI and NIDI.

Non-Interest Expense. Non-interest expenses decreased $150,000 and $10.9 million, during the three and nine month periods ended December 31, 1997, respectively, as compared to the same periods in 1996, as a result of several factors. The majority of the nine month decrease was due to the one-time charge during the prior period of $7.7 million associated with the recapitalization of the SAIF. Exclusive of the charge, non interest expenses decreased $3.2 million during the nine month period ended December 31, 1997, as compared to the same period in 1996. Compensation expense decreased $590,000 and $1.6 million during the three and nine months ended December 31, 1997, repectively, due primarily to the elimination of the cost associated with the Employee Stock Ownership Plan. These decreases were accompanied by the reduction of the federal insurance premium of $360,000 and $1.4 million during the three and nine months ended December 31, 1997, respectively, stemming from the one-time charge associated with the recapitalization of the SAIF in the prior nine month period ended December 31, 1996. Other expenses increased by $690,000 and decreased by $830,000 for the respective three and nine month periods ended December 31, 1997, as compared to the same periods in 1996. The respective increase and decrease in other expenses were largely caused by the associated increase and decrease in costs associated with partnership investments at IDI and NIDI for the three and nine month periods as compared to the same periods in the prior year. The increase in other expenses for the three month period ended December 31, 1997 was accompanied by increases in several other areas of expenses. Occupancy, data processing and marketing expenses all increased by a total of $150,000 (which was offset slightly by a $35,000 decrease in furniture), as compared to those expenses in the prior period. The decrease in other expenses for the nine month period ended December 31, 1997 was partially offset by increases in occupancy, data processing and marketing expenses of $150,000, $270,000 and $130,000, respectively, as compared to those expenses in the prior period.

Income Taxes. Income tax expense increased $900,000 and $4.7 million during the three and nine months ended December 31, 1997, respectively, as compared to the same respective period in 1996. Approximately $3.1 million of the increase in the nine month period was attributable to the tax effect of the one-time charge associated with the SAIF recapitalization, which reduced income before income taxes, and thus income tax expense, in the nine month period ended December 31, 1996. Exclusive of the effects of the SAIF charge, the increase in income tax expense during the nine months ended December 31, 1997 was $1.6 million. The effective tax rates were 38.62% and 38.49%, as compared to 36.33% and 34.47%, respectively, for the three and nine month periods. Exclusive of the one-time charge to recapitalize the SAIF and related tax effect in the prior year, the effective tax rate was 36.46% for the nine months ended December 31, 1996.

FINANCIAL CONDITION

During the nine months ended December 31, 1997, the Corporation increased its assets $56.2 million from $1.88 billion to $1.94 billion. The majority of this increase was attributable to an increase in loans.

Investment securities (both available for sale and held to maturity) increased $8.7 million as a result of (i) purchases of $67.9 million of U.S. Government and agency securities and (ii) market value and other adjustments of $1.4 million, which were partially offset by sales and maturities of $60.6 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $31.3 million as a result of (i) purchases of $8.9 million,
(ii)sales and maturities of $31.6 million and market value and other adjustments of $8.6 million. Mortgage-related securities consisted of $182.0 million of mortgage-backed securities and $27.1 million of mortgage-derivative securities at December 31, 1997.

The Corporation's investments in mortgage-derivative securities are limited to federal agency issued REMICs which represent an interest in mortgage-backed securities. These investments are deemed to have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those estimated at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.

Total loans (including loans held for sale) increased $70.1 million during the nine months ended December 31, 1997. Activity for the period included
(i) originations and purchases of $640.8 million, (ii) sales of $237.8 million, and (iii) principal repayments and other adjustments of $332.9 million.

Deposits increased $43.4 million during the nine months ended December 31, 1997. The increase was due primarily to various product promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires it. Brokered deposits totaled $53.4 million at December 31, 1997 and generally mature in one year. FHLB advances and other borrowings increased $58.4 million and decreased $10.8 million, respectively, during the nine months ended December 31, 1997. Reverse repurchase agreements decreased $39.3 million during the nine months ended December 31, 1997. Advance payments by borrowers for taxes and insurance decreased $6.3 million as a result of annual payouts for taxes.

Stockholders' equity increased $11.1 million during the nine months ended December 31, 1997 as a net result of (i) net income of $15.3 million, (ii) stock options exercised of $470,000, (iii) management recognition plan shares earned and related tax adjustments totalling $770,000, and (iv) a $1.5 million change in net unrealized loss of available-for-sale securities, all of which more than offset (v) treasury stock repurchased of $4.8 million, and
(vi) cash dividends of $2.1 million.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) increased to $15.6 million at December 31, 1997 from $13.8 million at March 31, 1997 and increased as a percentage of total assets to 0.80% from 0.73% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                         At March 31,
                                                             At December 31,   --------------------------------
                                                                1997             1997        1996         1995
                                                             ---------------   ---------   ---------    --------
                                                                              (Dollars In Thousands)
Non-accrual loans:
  Single-family residential.............................        $ 1,503        $ 1,712     $     629      $   833
  Multi-family residential..............................          2,369          3,199             -            -
  Commercial real estate................................            656            778           470          624
  Construction and land.................................              -             58            81           81
  Consumer..............................................            749            438           202          219
  Commercial business...................................            879            610           508          736
                                                                -------        -------       -------      -------
   Total non-accrual loans..............................          6,156          6,795         1,890        2,493
Real estate held for development and sale...............          2,913          2,736         2,319          857
Foreclosed properties and repossesed assets, net........          6,514          4,222         6,077        7,116
                                                                -------        -------       -------      -------
  Total non-performing assets...........................        $15,583        $13,753     $  10,286      $10,466
                                                                -------        -------       -------      -------
                                                                -------        -------       -------      -------

Performing troubled debt-restructurings.................        $ 3,241        $   329         332          335
                                                                -------        -------       -------      -------
                                                                -------        -------       -------      -------

Total non-accrual loans to total loans..................           0.38%          0.44%         0.13%        0.19%
Total non-performing assets to total assets.............           0.80           0.73          0.59         0.69
Allowance for loan losses to total loans................           1.38           1.48          1.59         1.75
Allowance for loan losses to total non-accrual loans....         358.92         334.81      1,206.72       899.68
Allowance for loan and foreclosure losses to total
 non-performing assets..................................         147.60         173.26        228.70       221.82

Non-accrual loans decreased $640,000 during the nine months ended December
31, 1997.    Non-performing real estate held for development and sale
increased $180,000 for the same period. Foreclosed properties and repossessed assets increased $2.3 million during the same period.

At December 31, 1997, there was one non-accrual loan with a carrying value of greater than $1.0 million. The loan, which had a total carrying value of $1.9 million, represented a 26% participation secured by a 48-unit condominium project in Bloomington, Minnesota. Foreclosure of the property is being sought by the participants and the project is under the control of a receiver.

Foreclosed properties and repossessed assets include three properties each with a carrying value of greater than $ 1.0 million. The first property is an apartment complex in Elm Grove, Wisconsin, with a net carrying value of $1.6 million at December 31, 1997. Foreclosure proceedings were halted as environmental studies indicated contamination located on a portion of the project. The Bank has applied for and received approval to be substantially reimbursed by the Petroleum Environmental Cleanup Fund ("PECFA") for the cleanup. The Bank also is currently pursuing reimbursement from an adjacent landowner believed to be liable for a portion of the contamination. Foreclosure proceedings have resumed as of this date. The second is a 12-unit condominium building and associated land in Monona, Wisconsin. The Corporation's net carrying value of this property totaled $1.5 million at December 31, 1997. ADPC is presently in the process of selling individual units. The third property consists of several condominium units related to, but not a part of, those units that were discussed in the aforementioned non-accrual loan for the condominium project in Bloomington, Minnesota. The units were purchased in July 1997, at auction, in an effort to solidify the Bank's position with regard to the original 48 units. Because the state of Minnesota has a six-month redemption period, the Bank is essentially prohibited from doing anything with the units until after January 1998. The net carrying value of these units was $1.9 million at December 31, 1997.

Performing troubled debt restructurings consist primarily of a $3.2 million hotel and office building located in Garden Grove, California. This loan was previously removed from foreclosed properties and repossessed assets, in fiscal 1997, due to a repayment plan from the bankruptcy settlement.

At December 31, 1997, assets that the Bank has classified, as "substandard", net of reserves, consisted of $21.7 million of loans and foreclosed properties. As of March 31, 1997, the substandard assets amounted to $16.5 million. The increase was primarily due to the classification of a 93% participation loan to the Foxhills Resort Limited Partnership located in Mishicot, Wisconsin totaling $4.8 million and a loan secured by a senior housing project in Madison, Wisconsin totaling $1.2 million. Payments are current on both loans.

The following table sets forth information relating to the Corporation's loans that are less than 90 days delinquent at the dates indicated.


                                                                   At March 31,
                                         At December 31,   ---------------------------
                                              1997           1997      1996      1995
                                         --------------    --------  --------  -------
                                                                  (In Thousands)

30 to 59 days.....................          $3,174          $3,144    $5,776    $2,696
60 to 89 days.....................             733             909       789     1,099
                                            ------          ------    ------    ------
   Total..........................          $3,907          $4,053    $6,565    $3,795
                                            ------          ------    ------     ------
                                            ------          ------    ------     ------

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

A summary of the activity in the allowance for losses on loans follows:


                                                     Three Months Ended     Nine Months Ended
                                                       December 31,           December 31,
                                                    --------------------  --------------------
                                                      1997       1996         1997       1996
                                                    --------    -------     --------    --------
                                                               (Dollars in Thousands)

Allowance at beginning of period.................   $22,195     $22,480     $22,750     $22,807
Charge-offs:
 Mortgage........................................      (103)        (17)       (132)       (146)
 Consumer........................................      (135)       (146)       (788)       (271)
 Commercial business.............................         -          (4)         (8)       (185)
                                                    -------     -------     -------     -------
  Total charge-offs..............................      (238)       (167)       (928)       (602)

Recoveries:
 Mortgage........................................         4         229          55         247
 Consumer........................................        15           1          37           4
 Commercial business.............................         9          55          46         142
                                                    -------     -------     -------     -------
  Total recoveries...............................        28         285         138         393
                                                    -------     -------     -------     -------
  Net recoveries (charge-offs)...................      (210)        118        (790)       (209)
Provision........................................       110           -         135           -
                                                    -------     -------     -------     -------
 Allowance at end of period......................   $22,095     $22,598     $22,095     $22,598
                                                    -------     -------     -------     -------
                                                    -------     -------     -------     -------
Net recoveries (charge-offs) to average loans....     (0.05)%      0.03%      (0.07)%     (0.02)%
                                                       ----        ----        ----        ----
                                                       ----        ----        ----        ----

Although management believes that the December 31, 1997 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At December 31, 1997, the Corporation had outstanding commitments to originate loans of $42.5 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $75.4 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.9 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 1997 amounted to $737.5 million and scheduled maturities of FHLB advances during the same period totaled $352.5 million. At December 31, 1997, the Corporation had no reverse repurchase agreements. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 5.0%, which has been proposed by the OTS to be reduced to 4%. During the quarter ended December 31, 1997, the Bank's average liquidity ratio was 12.56%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin which, is 6% of total assets. The Bank's capital ratio for this measurement is 6.98% as of December 31, 1997.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 1997 and December 31, 1996.



                                                                                              Minimum Required
                                                                        Minimum Required         to be Well
                                                                          For Capital         Capitalized Under
                                                     Actual            Adequacy Purposes      OTS Requirements
                                               -------------------     -----------------     ------------------
                                                 Amount    Ratio        Amount    Ratio       Amount     Ratio
                                               ---------  --------     --------  -------     --------    -------

As of December 31, 1997:

Tier 1 capital
 (to adjusted tangible assets)..............   $111,009     5.79%       $57,538    3.00%      $ 95,897     5.00%
Risk-based capital
 (to risk-based assets).....................    126,063    10.51         95,916    8.00        119,895    10.00
Tangible capital
  (to tangible assets)......................    111,009     5.79         28,769    1.50          N/A        N/A

As of December 31, 1996

Tier 1 capital
 (to adjusted tangible assets)...............   106,405     5.74         55,660    3.00         92,766     5.00
Risk-based capital
 (to risk-based assets)......................   120,179    10.92         88,069    8.00        110,087    10.00
Tangible capital
 (to tangible assets)........................   106,405     5.74         27,830    1.50          N/A        N/A

    The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS has added an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of this rule was pending at December 31, 1997. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

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

    The Corporation's cumulative net gap position at December 31, 1997 for one year or less was a negative 0.12% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

    The following table summarizes the Corporation's interest rate sensitivity gap position as of December 31, 1997.

                                                                 MORE THAN    MORE THAN
                                                     WITHIN       ONE TO      THREE TO   MORE THAN
                                                    ONE YEAR    THREE YEARS  FIVE YEARS  FIVE YEARS     TOTAL
                                                  ------------  -----------  ----------  ----------  ------------
                                                                   (Dollars in Thousands)
Interest-earning assets:
 Mortgage loans (1) (2):
  Fixed.........................................  $    114,830   $  68,366   $   20,193  $   11,314  $    214,704
  Variable......................................       684,516     268,212       11,264      --           963,993
 Consumer loans (1).............................       272,638      59,384        9,503       2,579       344,104
 Commercial business loans (1)..................        27,995       1,219          102          99        29,415
 Mortgage-related securities (3)................       111,587      73,555       19,835       4,124       209,101
 Investment securities and other interest-earning
  assets (3)....................................        47,831       8,996       23,738      --            80,566
                                                  ------------  -----------  ----------  ----------  ------------
   Total........................................  $  1,259,397   $ 479,734   $   84,635  $   18,116  $  1,841,882
                                                  ------------  -----------  ----------  ----------  ------------
                                                  ------------  -----------  ----------  ----------  ------------
Interest-bearing liabilities:
 Deposits (4)...................................  $    909,321   $ 264,712   $   58,148  $   43,761  $  1,275,942
 Borrowings.....................................       352,450      73,827       13,557      --           439,834
                                                  ------------  -----------  ----------  ----------  ------------
   Total........................................  $  1,261,771   $ 338,539   $   71,705  $   43,761  $  1,715,776
                                                  ------------  -----------  ----------  ----------  ------------
                                                  ------------  -----------  ----------  ----------  ------------
Interest sensitivity gap........................  $     (2,374)  $ 141,194   $   12,930  $  (25,644) $    126,106
                                                  ------------  -----------  ----------  ----------  ------------
                                                  ------------  -----------  ----------  ----------  ------------
Cummulative interest sensitivity gap............  $     (2,374)  $ 138,820   $  151,750  $  126,106
                                                  ------------  -----------  ----------  ----------
                                                  ------------  -----------  ----------  ----------
Cummulative interest sensitivity gap as a
  percent of total assets.......................         (0.12)%      7.15%        7.82%       6.50%

(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $51.8 million, and (ii) non-accrual loans, which amounted to $6.2 million.

(2) Includes $9.2 million of loans held for sale spread throughout the periods.

(3) Includes $73.0 million of securities available for sale spread throughout the periods.

(4) Does not include $71.7 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $8.2 million. Projected decay rates for demand deposits and passbook savings were provided by the OTS.

                            PART II--OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.

    The Bank is involved in litigation relating to alleged structural deficiencies of a property located in Vero Beach, Florida. The Bank contracted for the completion of this property after is was acquired by foreclosure and converted it into a condominium complex. In January 1993, the Bank and the Homeowners Association, which represents the condominium owners, entered into a settlement agreement covering various repairs totaling $500,000 which the Corporation accrued in September 1992 and paid in January 1993. This also covered repairs related to the post-tension cable system, an estimated amount of which was accrued by the Corporation in September 1993 but has not yet been paid. Three lawsuits have been filed against the Bank in connection with the foregoing by various owners of condominiums in the complex and the Homeowners Association. During fiscal 1996, one trial involving an individual homeowner was finished, the result of which relieved the Bank of any claim for punitive and/or general damages, but provided the owner with recission (return of the unit to the Bank). The Bank has appealed the verdict and remains receptive to a negotiated settlement. During fiscal 1997, the lawsuit by the Homeowners Association was settled for $1.2 million, the amount of which represents a full and complete settlement of any and all alleged structural deficiencies. Based on the outcome of the above described cases and the evaluation of the accruals by the Corporation to date, management does not believe that the remaining litigation will have a material adverse effect on the financial condition or operations of the Corporation.

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

Date: January 31, 1998                         By: /s/ Douglas J. Timmerman
      ----------------                             --------------------------------------------
                                                   Douglas J. Timmerman, Chairman of the
                                                   Board, President and Chief Executive Officer


Date: January 31, 1998                         By: /s/ Michael W. Helser
      ----------------                             --------------------------------------------
                                                   Michael W. Helser, Treasurer and
                                                   Chief Financial Officer