Form 10-K
period 1998-03-31
ANCHOR BANCORP WISCONSIN INC
filed 1998-06-11
CIK 885322

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the fiscal year ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from ____________ to ______________

                       Commission File Number 0-20006
                        ANCHOR BANCORP WISCONSIN INC.
           (Exact name of registrant as specified in its charter)

     Wisconsin                                         39-1726871
---------------------------------                    ------------------
(State or other jurisdiction                         (IRS Employer
of incorporation or organization)                    Identification No.)



                             25 West Main Street
                          Madison, Wisconsin  53703
                   (Address of principal executive office)

      Registrant's telephone number, including area code (608) 252-8700

          Securities registered pursuant to Section 12 (b) of the Act
                                 Not Applicable

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common stock, par value $.10 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]     No [ ]

     Based upon the $43.125 closing price of the registrant's common stock as of May 21, 1998, the aggregate market value of the 8,083,059 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $348.6 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     As of June 12, 1998, 8,924,135 shares of the registrant's common stock were outstanding. There were also 100,000 series A preferred stock purchase rights authorized with none outstanding, as of the same date.

                      Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998 (Part III, Items 10 to 13)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Anchor BanCorp Wisconsin Inc. (the "Corporation") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, S.S.B. (the "Bank"). On July 15, 1992, the Bank converted from a state-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Corporation acquired all of the outstanding common stock of the Bank. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), which invests in limited partnerships. IDI created a subsidiary in March 1997, Nevada Investment Directions, Inc. ("NIDI"), which also invests in limited partnerships. NIDI is organized in the state of Nevada.

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

     The Bank has four wholly owned subsidiaries. Anchor Insurance Services, Inc. ("AIS") offers a full line of insurance products, securities and annuities to the Bank's customers and other members of the general public. ADPC II, LLC ("ADPC II") was created in September 1996 to improve and manage a multi-family property acquired by foreclosure. ADPC Corporation ("ADPC") holds and develops certain of the Bank's foreclosed properties. Anchor Investment Corporation ("AIC") is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion the Bank's investment portfolio (primarily mortgage-related securities). All of the Bank's subsidiaries, except AIC, are Wisconsin corporations.


MARKET AREA

     The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin as well as contiguous counties in Iowa and Illinois. As of March 31, 1998, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 35 other full-service offices and two loan origination offices.

     The economy of Dane County is characterized by diversified industries, major medical facilities, state, federal and university governmental bodies, and a sound agricultural base. It is estimated that the population of Dane County increased by 13.5% from 1980 to 1990, which was more than three times the percentage increase for the State of Wisconsin.

COMPETITION

     The Bank is subject to extensive competition from other savings institutions as well as commercial banks and credit unions in both attracting and retaining deposits and in real estate and other lending activities. Competition for deposits also comes from money market funds, bond funds, corporate debt and government securities. Competition for the origination of real estate loans comes principally from other savings institutions, commercial banks and mortgage banking companies. Competition for consumer loans is primarily from other savings institutions, commercial banks, consumer finance companies and credit unions.

     The principal factors that are used to attract deposit accounts and distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours, and other services. The primary factors in competing for loans are interest rates, loan fee charges, timeliness and quality of service to the borrower.

FINANCIAL RATIOS

The following table represents selected financial ratios of the Corporation's operations for the fiscal years indicated. These ratios, where applicable, have been restated to reflect both a two-for-one stock split in August 1997 and the application of Financial Accounting Standards No. 128 (Earnings Per Share).




                                                                 YEAR ENDED MARCH 31,
                                                      ---------------------------------------
                                                             1998       1997        1996
                                                      ---------------------------------------

Return on average assets                                     1.13%      0.76%       0.88%
Return on average equity                                    16.20      11.78       12.13
Average equity to average assets                             6.51       6.42        7.24
Dividend payout ratio                                       13.66      15.83       11.27
Net interest margin                                          3.18       3.14        3.18

LENDING ACTIVITIES

     GENERAL. At March 31, 1998, the Corporation's net loans held for investment totalled $1.6 billion, representing approximately 80% of its $2.0 billion of total assets at that date. Approximately 78% of the Corporation's total loans held for investment at March 31, 1998 were secured by first liens on real estate.

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

     The non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 1998, the Corporation's total loans held for investment included $338.0 million of consumer loans and $30.2 million of commercial business loans.

     LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Corporation's consolidated loans held for investment at the dates indicated.

                                                                                 MARCH 31,
                                          ------------------------------------------------------------------------------------
                                                          1998                      1997                       1996
                                          ------------------------------------------------------------------------------------
                                                                PERCENT                   PERCENT                    PERCENT
                                              AMOUNT            OF TOTAL    AMOUNT        OF TOTAL     AMOUNT       OF TOTAL
                                          ------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Mortgage loans:
  Single-family residential                    $ 817,763         48.67%   $ 731,732         47.44%   $ 745,170         51.97%
  Multi-family residential                       177,350         10.56      164,729         10.68      162,432         11.33
  Commercial real estate                         183,914         10.95      171,186         11.10      139,918          9.76
  Construction                                   120,376          7.16      106,536          6.91       77,187          5.38
  Land                                            12,503          0.74       15,730          1.02       21,077          1.47
                                             -----------        ------    ---------        ------    ---------        ------
    Total mortgage loans                       1,311,906         78.08    1,189,913         77.15    1,145,784         79.90
                                             -----------        ------    ---------        ------    ---------        ------

Consumer loans:
  Second mortgage and home equity                183,874         10.94      176,348         11.43      140,302          9.78
  Education                                      121,306          7.22      112,420          7.29       88,674          6.18
  Other                                           32,841          1.95       34,682          2.25       28,481          1.99
                                             -----------        ------    ---------        ------    ---------        ------
    Total consumer loans                         338,021         20.12      323,450         20.97      257,457         17.95
                                             -----------        ------    ---------        ------    ---------        ------

Commercial business loans:
  Loans                                           30,239          1.80       29,012          1.88       30,352          2.12
  Lease receivables                                    5          0.00           10          0.00          363          0.03
                                             -----------        ------    ---------        ------    ---------        ------
    Total commercial business loans               30,244          1.80       29,022          1.88       30,715          2.14
                                             -----------        ------    ---------        ------    ---------        ------
    Gross loans receivable                     1,680,171        100.00%   1,542,385        100.00%   1,433,956        100.00%
                                                                ======                     ======                     ======
Contras to loans:
  Undisbursed loan proceeds                      (62,756)                   (54,002)                   (46,493)
  Allowance for loan losses                      (21,833)                   (22,750)                   (22,807)
  Unearned loan fees                              (3,839)                    (3,373)                    (2,453)
  Discount on loans purchased                       (625)                      (748)                    (1,005)
  Unearned interest                                  (29)                       (89)                      (118)
                                             -----------                -----------                 ----------
    Total contras to loans                       (89,082)                   (80,962)                   (72,876)
                                             -----------                -----------                 ----------

    Loans receivable, net                    $ 1,591,089                $ 1,461,423                 $1,361,080
                                             ===========               ============                 ==========
                                                                 MARCH 31,
                                         -----------------------------------------------------
                                                      1995                      1994
                                         -----------------------------------------------------
                                                            PERCENT                   PERCENT
                                             AMOUNT         OF TOTAL    AMOUNT        OF TOTAL
                                         -----------------------------------------------------

                                                          (Dollars in Thousands)
Mortgage loans:
  Single-family residential                 $ 716,212         55.83%  $ 618,647         55.25%
  Multi-family residential                    141,401         11.02     142,750         12.75
  Commercial real estate                      123,438          9.62     129,196         11.54
  Construction                                 66,519          5.18      50,691          4.53
  Land                                         13,644          1.06       8,280          0.74
                                            ---------        ------   ---------        ------
    Total mortgage loans                    1,061,214         82.72     949,564         84.81
                                            ---------        ------   ---------        ------

Consumer loans:
  Second mortgage and home equity             111,725          8.71      84,922          7.58
  Education                                    69,264          5.40      52,289          4.67
  Other                                        18,997          1.48      13,587          1.21
                                            ---------        ------   ---------        ------
    Total consumer loans                      199,986         15.59     150,798         13.46
                                            ---------        ------   ---------        ------

Commercial business loans:
  Loans                                        20,272          1.58      16,195          1.45
  Lease receivables                             1,467          0.11       3,154          0.28
                                            ---------        ------   ---------        ------
    Total commercial business loans            21,739          1.69      19,349          1.73
                                            ---------        ------   ---------        ------
    Gross loans receivable                  1,282,939        100.00%  1,119,711        100.00%
                                                             ======                    ======
Contras to loans:
  Undisbursed loan proceeds                   (25,980)                  (27,950)
  Allowance for loan losses                   (22,429)                  (22,119)
  Unearned loan fees                           (2,000)                   (1,966)
  Discount on loans purchased                  (1,151)                     (195)
  Unearned interest                              (272)                     (536)
                                           ----------                ----------
    Total contras to loans                    (51,832)                  (52,766)
                                           ----------                ----------

    Loans receivable, net                  $1,231,107                $1,066,945
                                           ==========                ==========

     The following table shows, at March 31, 1998, the scheduled contractual maturities of the Corporation's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.





                                                          MULTI-FAMILY
                                                          RESIDENTIAL
                                                             AND
                                            SINGLE-FAMILY COMMERCIAL   CONSTRUCTION                COMMERCIAL
                                            RESIDENTIAL   REAL ESTATE    AND LAND       CONSUMER    BUSINESS
                                              LOANS         LOANS         LOANS          LOANS       LOANS
                                            -----------------------------------------------------------------
                                                                        (In Thousands)
Amounts due:
  In one year or less                        $ 43,627      $ 53,184      $105,140      $ 46,646      $ 14,357
  After one year through
    five years                                110,586        46,231        14,663       149,402        11,770
  After five years                            663,550       261,849        13,076       141,973         4,117
                                             --------      --------      --------      --------      --------
                                             $817,763      $361,264      $132,879      $338,021      $ 30,244
                                             ========      ========      ========      ========      ========

Interest rate terms on amounts
  due after one year:
   Fixed                                     $178,663      $ 33,159      $ 11,896      $153,991      $  4,488
                                             ========      ========      ========      ========      ========
   Adjustable                                $595,473      $274,921      $ 15,843      $137,384      $ 11,399
                                             ========      ========      ========      ========      ========


     SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings associations, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 1998, $817.8 million or 48.7% of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured or guaranteed by a federal or state agency.

     The Bank has emphasized single-family residential loans that provide for periodic adjustments to the interest rate since the early 1980s. The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans at its discretion. This is subject to a limit of 1% per adjustment and an aggregate 5% adjustment over the life of the loan. The Bank also originates, to a much lesser extent, adjustable-rate loans with terms that provide for annual adjustment to the interest rate in accordance with changes in a designated index. These are generally subject to a limit of 2% per adjustment and an aggregate 5% adjustment over the life of the loan.

     Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 1998, approximately $627.8 million or 76.8% of the Corporation's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates.

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

     At March 31, 1998, approximately $190.1 million or 23.2% of the permanent single-family residential loans in the Corporation's loans held for investment consisted of loans that provide for fixed rates of interest. Almost 60% of these loans have original terms of 15 years or less. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

     MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. During the 1980s, the Bank emphasized the origination and purchase of loans secured by multi-family residences and commercial real estate located within and outside of Wisconsin in order to diversify the type and geographic location of its loan portfolio. Such loans also were emphasized because they generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 1998, the Corporation had $177.4 million of loans secured by multi-family residential real estate and $183.9 million of loans secured by commercial real estate. The Bank generally limits the origination of such loans to its primary market area, except to facilitate the sale or resolution of certain remaining foreclosed properties outside its market area.

     The Bank's multi-family residential loans are primarily secured by apartment buildings and commercial real estate loans are primarily secured by office buildings, industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including motels, restaurants and nursing homes.

     Although terms vary, multi-family residential and commercial real estate loans generally have maturities of 15 to 30 years, as well as balloon payments, and terms which provide that the interest rates thereon may be adjusted annually at the Bank's discretion, subject to an initial fixed-rate for a one to five year period and an annual limit of 1% to 1.5% per adjustment, with no limit on the amount of such adjustments over the life of the loan.

     CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 1998, construction loans amounted to $120.4 million or 7.2% of the Corporation's total loans held for investment. Of this amount, $43.6 million and $14.2 million was represented by loans for the construction of single-family and multi-family residences, respectively. Land loans amounted to $12.5 million at March 31, 1998.

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

     CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 1998, $338.0 million or 20.1% of the Corporation's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans

     The largest component of the Corporation's consumer loan portfolio are second mortgage and home equity loans, which amounted to $183.9 million or 10.9% of loans at March 31, 1998. The Bank has placed additional emphasis on its home equity loan program in recent years to respond to changes in federal income tax laws. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

     Approximately $121.3 million or 7.2% of the Corporation's loans at March 31, 1998 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust monthly in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association or to other investors. The Bank sold $1.7 million of these loans during fiscal 1998.

     The remainder of the Corporation's consumer loan portfolio consists of deposit account secured loans and loans which have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is responsible for 45% of the profit or losses from such activities. At March 31, 1998, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $23.1 million and $3.1 million, respectively.

     COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 1998, commercial business loans amounted to $30.2 million or 1.8% of the Corporation's total loans held for investment.
The Corporation's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated prime lending rate. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

     Applications for all types of loans are obtained at the Bank's five regional lending offices, certain of its branch offices and two loan origination facilities. Loans may be approved by members of the Loan Committee, within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. At least three signatures of members of the Senior Loan Committee are required to approve (i) all loans over $250,000 and all loans secured by properties over eight units and (ii) loans over $750,000 and up to $1.0 million, provided that the President is one of the approving members. Loans in excess of $1.0 million may be committed by the Senior Loan Committee, subject in all cases to the prior approval of the Board of Directors of the Bank.

     The Bank's general policy is to lend up to 80% of the appraised value of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 1998, the Bank had approximately $11.4 million of loans that had a loan-to-value ratio of greater than 80% and did not have private mortgage insurance for the portion of the loan above such amount.

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

     The Bank generally continues to collect payments on conventional loans that it sells to others as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Bank recognizes a servicing fee when the related loan payments are received.

At March 31, 1998, the Bank was servicing $1.1 billion of loans for others. The Bank sells all of the FHA/VA loans originated by it on a servicing-released basis.

     The Bank is not an active purchaser of multi-family and commercial loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 1998, approximately $16.6 million of mortgage loans were being serviced for the Bank by others.

     The following table shows the Corporation's consolidated total loans originated, purchased, sold and repaid during the periods indicated.



                                                                                                 YEAR ENDED MARCH 31,
                                                                            --------------------------------------------------------
                                                                                1998                1997                  1996
                                                                            --------------------------------------------------------
                                                                                                  (In Thousands)
Gross loans receivable at beginning of year(1)                              $ 1,547,733           $ 1,447,924           $ 1,285,903
Loans originated for investment:
  Single-family residential                                                     161,611               191,666               159,525
  Multi-family residential                                                       44,602                24,713                15,792
  Commercial real estate                                                         84,690                63,600                38,440
  Construction and land                                                         178,026               166,533               116,556
  Consumer                                                                      165,696               190,584               141,820
  Commercial business                                                            14,717                17,715                23,913
                                                                            -----------           -----------           -----------
    Total originations                                                          649,342               654,811               496,046
                                                                            -----------           -----------           -----------
Loans purchased for investment:
  Single-family residential                                                          --                   155                 2,480
  Multi-family residential                                                           --                   120                 4,500
  Commercial real estate                                                             --                   464                   939
   American Equity purchase                                                          --                    --                85,244
                                                                            -----------           -----------           -----------
    Total purchases                                                                  --                   739                93,163
                                                                            -----------           -----------           -----------
    Total originations and purchases                                            649,342               655,550               589,209
Repayments                                                                     (482,720)             (420,698)             (338,847)
Transfers of loans to held for sale                                             (28,838)             (126,423)              (99,345)
                                                                            -----------           -----------           -----------
     Net activity in loans held for investment                                  137,784               108,429               151,017
                                                                            -----------           -----------           -----------
Loans originated for sale(2):
  Single-family residential                                                     333,930                96,996               180,055
American Equity purchase                                                             --                    --                 5,969
Transfers of loans from held for investment                                      28,838               126,423                99,345
Sales of loans                                                                 (350,056)             (177,101)             (177,593)
Loans converted into mortgage-backed
  securities                                                                         --               (54,938)              (96,772)
                                                                            -----------           -----------           -----------
     Net activity in loans held for sale                                         12,712                (8,620)               11,004
                                                                            -----------           -----------           -----------
     Gross loans receivable at end of period                                $ 1,698,229           $ 1,547,733           $ 1,447,924
                                                                            ===========           ===========           ===========

--------------------
(1) Includes loans held for sale and loans held for investment.
(2) Refinancings of loans held in the Corporation's consolidated loan portfolio amounted to $236.7 million, $79.8 million and $99.1 million during the years ended March 31, 1998, 1997, and 1996, respectively.


     DELINQUENCY PROCEDURES. Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, the loan is considered delinquent and internal collection procedures are generally instituted. The borrower is contracted to determine the reason for the delinquency and attempts are made to cure the loan. In most cases, deficiencies are cured promptly. The Bank regularly reviews the loan status, the condition of the property, and circumstances of the borrower.
Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or, when deemed necessary, initiate foreclosure proceedings.

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

     The interest income that would have been recorded during fiscal 1998 if the Corporation's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $464,000. The amount of interest income which was attributable to these loans and included in interest income during fiscal 1998 was $91,000.

     The following table sets forth information relating to delinquent loans of the Corporation and their relation to the Corporation's total loans held for investment at the dates indicated.


                                                   March 31,
                           -----------------------------------------------------
                                   1998              1997              1996
                           -----------------------------------------------------
                                      % OF              % OF               % OF
                                      TOTAL             TOTAL             TOTAL
DAYS PAST DUE                BALANCE  LOANS    BALANCE  LOANS    BALANCE  LOANS
--------------------------------------------------------------------------------
                                           (Dollars in Thousands)

30 to 59 days                $ 3,732   0.22%   $ 3,144   0.20%   $ 5,776   0.40%
60 to 89 days                    994   0.06        909   0.06        789   0.06
90 days and over               3,709   0.22      6,795   0.44      1,890   0.13
                             -------   ----    -------   ----    -------   ----
   Total                     $ 8,435   0.50%   $10,848   0.70%   $ 8,455   0.59%
                             =======   ====    =======   ====    =======   ====

     There were no non-accrual loans with a carrying value of $1.0 million or greater at March 31, 1998. The non-accrual loan that had been reported at March 31, 1997, with a carrying value of $2.5 million, was repurchased by the
lead lender in fiscal 1998.   For additional discussion of the Corporation's
asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7 included herewith. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8 included herewith.

     FORECLOSED PROPERTIES. Set forth below is a brief description of the Corporation's two foreclosed properties that had a net carrying value of $1.0 million or more at March 31, 1998.
     APARTMENT COMPLEX, ELM GROVE, WISCONSIN. At March 31, 1998, the Corporation's foreclosed properties included a $1.6 million loan that is secured by an apartment complex in Elm Grove, Wisconsin. The loan had reached maturity and the borrower was unable to repay the balance. Rather than restructure the debt, the Bank felt it necessary to seek foreclosure. The complex was built on what had been an above ground fuel tank storage facility and as a result, the entire parcel of land was contaminated. The Bank has applied for and received approval to be substantially reimbursed by the Petroleum Environmental Cleanup Fund ("PECFA"). The Bank is also currently pursuing reimbursement from the adjoining landowner believed to be liable for a portion of the contamination. As a result, the Bank does not anticipate incurring any cost at this time.

     CONDOMINIUM BUILDING AND LAND IN MONONA, WISCONSIN. At March 31, 1998, the Corporation's foreclosed properties and repossessed assets also includes a 12 unit condominium unit and associated land in Monona, Wisconsin. The Corporation's net carrying value at March 31, 1998 is $1.5 million. ADPC is in the process of selling individual units.

     CLASSIFIED ASSETS. OTS regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. An asset that is classified loss is considered uncollectible and of such little value, that continuance as an asset of the institution is not warranted. Another category designated special mention also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention.

     Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount.

     Classified assets include non-performing assets plus other loans and assets, including contingent liabilities, meeting the criteria for classification. Non-performing assets include loans and foreclosed properties that are not performing under all material contractual terms of the original notes.

     As of March 31, 1998, the Bank's classified assets consisted of $15.8 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 1997, substandard assets amounted to $16.5 million and no loans were classified as special mention, doubtful or loss.

     ALLOWANCE FOR LOSSES. A provision for losses on loans and foreclosed properties is provided when a loss is probable and can be reasonably estimated. The allowance is established by charges against operations in the period in which those losses are identified.

     The Bank establishes general allowances based on the amount and types of loans in its loan portfolio and the amount of its classified assets. In addition the Bank monitors and uses standards for these allowances that depend on the nature of the classification and loan and location of the security property.

     Additional discussion on the allowance for losses at March 31, 1998 has been presented as part of the discussion of Allowance for Loan and Foreclosure Losses in Management's Discussion and Analysis, which is contained in Item 7, included herewith.

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

     Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the year ended March 31, 1998, stockholders' equity increased by $1.7 million (net of deferred income tax of $1.1 million). For the year ended March 31, 1997, stockholder's equity decreased by $5,000 (net of deferred income taxes of $60,000). These changes reflected respective net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 1998.

MORTGAGE-RELATED SECURITIES

     The Corporation purchases mortgage-related securities to supplement loan production and to provide collateral for borrowings. The Corporation invests in mortgage-backed securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA") and in Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits (REMIC's) backed by FHLMC, FNMA and GNMA mortgage-backed securities.

     At March 31, 1998, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $103.7 million and included $59.1 million, $41.6 million and $3.0 million which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The GNMA securities are the only adjustable-rate securities included in securities held to maturity.

     The fair value of the Corporation's mortgage-backed securities available for sale amounted to $66.4 million at March 31, 1998, of which $10.4 million are five- and seven-year balloon securities, $53.7 million are 15- and 30-year securities and $2.3 million are adjustable-rate securities.

     Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 1998, $28.3 million of the Corporation's mortgage-backed securities available for sale and $15.8 million mortgage-backed securities held to maturity were pledged to secure various obligations of the Bank.

     The following table sets forth the activity in the Corporation's mortgage-backed securities during the periods indicated.


                                                                            YEAR ENDED MARCH 31,
                                                             ----------------------------------------------------
                                                                 1998                 1997                  1996
                                                             ----------------------------------------------------
                                                                              (In Thousands)
Mortgage-backed securities at
  beginning of year(1)                                       $ 207,299             $ 186,005            $ 123,358
Held to maturity:
  Purchases                                                          -                14,509                3,025
  Transfers to available for sale                                    -                     -              (90,376)
Available for sale:
  Purchases                                                      4,741                 2,057                5,531
  Acquired in exchange of loans                                      -                54,938               96,772
  Transfers from held to maturity                                    -                     -               90,376
Sales                                                           (1,280)               (5,617)              (9,107)
  Repayments and other                                         (40,623)              (44,593)             (33,574)
                                                             ---------             ---------          -----------
  Mortgage-backed securities at
  end of year(1)                                             $ 170,137             $ 207,299          $   186,005
                                                             =========             =========          ===========

-----------------------
(1) Includes mortgage-backed securities held to maturity and available for sale and does not include CMO's and REMICS, discussed below.


     Management believes that certain CMO's and REMIC's represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. CMO's and REMIC's generally have a maturity within five years of purchase. At March 31, 1998, the amortized cost of the Corporation's CMO's and REMICS held to maturity amounted to $23.5 million. The fair value of CMO's and REMICS available for sale amounted to $1.1 million at the same date.

     The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 1998, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                     ONE TO FIVE YEARS     SIX TO TEN YEARS         OVER TEN YEARS
                                     -----------------------------------------------------------------------------
                                              WEIGHTED              WEIGHTED                WEIGHTED
                                              AVERAGE               AVERAGE                 AVERAGE
                                     BALANCE   YIELD       BALANCE   YIELD         BALANCE   YIELD         TOTAL
                                     -----------------------------------------------------------------------------
                                                                (Dollars in Thousands)
  Available For Sale:
  CMO's and Remics                  $  1,111    6.33%      $     -    0.00%        $     -    0.00%      $   1,111
  Mortgage-backed securities          13,499    6.39        18,140    6.93          34,776    6.55          66,415
                                     -------    ----       -------    ----         -------    ----       ---------
                                      14,610    6.39        18,140    6.93          34,776     7.55         67,526
                                     -------    ----       -------    ----         -------    ----       ---------


  Held To Maturity:
  CMO's and Remics                    18,032    6.44         2,249    6.62           3,234    6.47          23,515
  Mortgage-backed securities          36,441    6.21        16,493    7.58          50,790    6.54         103,724
                                     -------    ----       -------    ----         -------    ----       ---------
                                      54,473    6.28        18,742    7.46          54,024    6.53         127,239
                                     -------    ----       -------    ----         -------    ----       ---------

   Mortgage-related securities      $ 69,083    6.31%      $36,882    7.20%        $88,800    6.54%      $ 194,765
                                    ========    ====       =======    ====         =======    ====       =========

     Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

     For additional information regarding the Corporation's mortgage-related securities, see Note 3 to the Corporation's Consolidated Financial Statements, including note 3 thereto, in Item 8 included herewith.

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

                                                                    MARCH 31,
                                  ------------------------------------------------------------------------------
                                                                       1997
                                  ------------------------------------------------------------------------------
                                  AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED      AMORTIZED    ESTIMATED
                                     COST     FAIR VALUE       COST      FAIR VALUE        COST       FAIR VALUE
                                  ------------------------------------------------------------------------------
                                                                  (In Thousands)
Available For Sale:
 U.S. Government and federal
  agency obligations              $ 21,821     $ 21,859       $ 26,877    $ 26,517        $ 20,498     $ 20,333
 Mutual fund                        14,099       14,104          6,068       6,066           9,059        9,058
 Corporate stock and other           2,747        3,592          2,685       2,986             791          850
                                  --------     --------       --------    --------        --------     --------
                                  $ 38,667     $ 39,555       $ 35,630    $ 35,569        $ 30,348     $ 30,241


Held To Maturity:
  U.S. Government and federal
  agency obligations              $ 17,587     $ 17,582       $  7,947    $  7,890        $  2,500     $  2,503
  Certificates of deposit                -                           -           -              96           96
                                  --------     --------       --------    --------        --------     --------
                                    17,587       17,582          7,947       7,890           2,596        2,599
                                  --------     --------       --------    --------        --------     --------

  Total investment Securities     $ 56,254     $ 57,137       $ 43,577    $ 43,459        $ 32,944     $ 32,840
                                  ========     ========       ========    ========        ========     ========

     The following table shows the amortized cost, fair value and yield of the Corporation's investment securities by contractual maturity at March 31, 1998.

                                                             AVAILABLE FOR SALE            HELD TO MATURITY
                                                         ---------------------------------------------------------
                                                           AMORTIZED        FAIR         AMORTIZED        FAIR
                                                             COST           VALUE          COST           VALUE
                                                         ---------------------------------------------------------
                                                                              (In Thousands)
Due in one year or less                                  $    22,022    $    22,020    $        -      $        -
Due after one year through five years                         13,398         13,447        11,258          11,275
Due after five years                                             500            495         6,329           6,307
Corporate stuck                                                2,747          3,593             -               -
                                                         -----------    -----------    ----------      ----------
                                                         $    38,667    $    39,555    $   17,587      $   17,582
                                                         ===========    ===========    ==========      ==========

     For additional information regarding the Corporation's investment securities, see Note 2 to the Corporation's Consolidated Financial Statements, included in Item 8.

     The Bank is required by regulations to maintain liquid assets at minimum levels which vary from time to time and which amounted to 4.0% at March 31, 1998. The Bank's liquidity ratio was 14.74% as of March 31, 1998.

SOURCES OF FUNDS

     GENERAL. Deposits are a major source of the Bank's funds for lending and other investment activities. In addition to deposits, the Bank derives funds from loan and mortgage-related securities principal repayments and prepayments, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan principal and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.
They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

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

     The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that will provide funds for a specified fee. At March 31, 1998, the Bank had $55.4 million in brokered deposits.

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

     The following table sets forth the activity in the Corporation's deposits during the periods indicated.


                                                                        YEAR ENDED MARCH 31,
                                                       ------------------------------------------------------
                                                         1998                  1997                   1996
                                                       ------------------------------------------------------
                                                                           (In Thousands)

Beginning balance                                      $ 1,304,698           $ 1,234,878         $  1,092,120
Not increase (decrease) before interest credited            22,218                17,728               29,041
Interest credited                                           56,231                52,092               48,914
Purchase of American Equity                                      -                     -               64,803
                                                       -----------           -----------         ------------
Net increase in deposits                                    78,449                69,820              142,758
                                                       -----------           -----------         ------------

Ending balance                                        $  1,383,147          $  1,304,698         $  1,234,878
                                                       ===========           ===========         ============

     The following table sets forth the amounts and maturities of the Corporation's certificates of deposit at March 31, 1998.


                                         OVER SIX         OVER         OVER TWO
                                           MONTHS        ONE YEAR       YEARS           OVER
                         SIX MONTHS       THROUGH        THROUGH       THROUGH          THREE
   INTEREST RATE          AND LESS        ONE YEAR      TWO YEARS    THREE YEARS        YEARS           TOTAL
--------------------------------------------------------------------------------------------------------------
                                                             (In Thousands)

3.00% to 4.99%               20,158      $     198       $     97       $      -       $      -       $ 20,453
5.00% to 6.99%              576,624        152,238        110,521         44,725         18,656        902,764
7.00% to 8.99%                  248             12            174            252              2            688
                          ---------      ---------       --------       --------       --------       --------
                          $ 597,030      $ 152,448       $110,792       $ 44,977       $ 18,618       $923,905
                          =========      =========       ========       ========       ========       ========

     At March 31, 1998, the Corporation had $124.4 million of jumbo certificates, of which $39.2 million were scheduled to mature within three months, $33.6 million in over three months through six months, $41.1 million in over six months through 12 months and $10.5 million in over 12 months.

     BORROWINGS. From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB that is required to be held by the Bank and by certain of the Bank's mortgage loans. See "Regulation." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

     From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank has utilized this source of funds during the year ended March 31, 1998 and may continue to do so in the future.

     The Corporation has a short-term line of credit to fund IDI limited partnership interest. The interest is based on LIBOR and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is July 31, 1998. ADPC II has a mortgage on the multi-family property it owns. Principal and interest payments are due monthly, with the final payment due in October 2005. See Note 8 to the Corporation's Consolidated Financial Statements for more information on borrowings.

     The following table sets forth the outstanding balance and weighted average interest rate for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                                                      MARCH 31,
                                   ----------------------------------------------------------------------------
                                              1998                     1997                       1996
                                   ----------------------------------------------------------------------------
                                                 WEIGHTED                  WEIGHTED                    WEIGHTED
                                                 AVERAGE                    AVERAGE                    AVERAGE
                                    BALANCE       RATE         BALANCE       RATE          BALANCE       RATE
                                   ----------------------------------------------------------------------------
                                                              (Dollars In Thousands)
FHLB advances                     $ 398,795       5.73%       $ 374,165     5.74%         $ 316,869      5.69%
Repurchase agreements                42,935       5.60           39,335     5.43             47,582      5.32
Other loans payable                  12,830       8.78           18,039     8.19              7,031      9.94

     The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                                                              MARCH 31,
                                                   --------------------------------------------------------------
                                                       1998                    1997                      1996
                                                   --------------------------------------------------------------
                                                                            (In Thousands)
 Maximum month-end balance:

  FHLB advances                                   $     357,320            $   281,500              $     177,500
  Repurchase agreements                                  45,214                 67,316                     72,850
  Other loans payable                                    14,972                 18,039                      5,998
 Average balance:
  FHLB advances                                         318,638                242,159                    161,939
  Repurchase agreements                                  22,923                 63,189                     35,352
  Other loans payable                                    12,067                  7,524                        917


SUBSIDIARIES

     INVESTMENT DIRECTIONS, INC. IDI is a wholly-owned non-banking subsidiary of the Corporation formed in February 1996, which has invested in various limited partnerships. The Corporation's investment in IDI at March 31, 1998 amounted to $5.9 million. For the year ended March 31, 1998, IDI had a net loss of $177,000.

     NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997, which has invested in various limited partnerships. NIDI was organized in the State of Nevada. IDI's investment in NIDI at March 31, 1998 amounted to $4.3 million. For the year ended March 31, 1998, NIDI had a net profit of $330,000.

     ANCHOR INSURANCE SERVICES, INC. AIS is a wholly-owned subsidiary of the Bank which offers a full line of insurance products, securities and annuities to its customers and members of the general public. For the year ended March 31, 1998, AIS had a net profit of $61,000. The Bank's investment in AIS amounted to $141,000 at March 31, 1998.

     ADPC CORPORATION. ADPC is a wholly-owned subsidiary of the Bank which holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 1998 amounted to $1.8 million. ADPC had a net loss of $41,000 for the year ended March 31, 1998.

     ADPC II, LLC. ADPC II is a subsidiary of the Bank, which is engaged in the improvement and management of a multi-family property. This former foreclosed property was acquired from ADPC as a result of the reorganization plan from the bankruptcy proceedings. ADPC II obtained a $2.0 million loan from the Bank for renovations, all of which has now been sold to private investors in the secondary market. The Bank's investment in ADPC II at March 31, 1998 amounted to $1.4 million. ADPC II had a net loss of $29,000 for the year ended March 31, 1998.

                ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank, that is located in the State of Nevada. AIC holds a portion of the Bank's investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $184.0 million at March 31, 1998. AIC had net income of $7.7 million for the year ended March 31, 1998. The Bank had outstanding notes to AIC of $30.0 million at March 31, 1998, with a weighted average rate of 8.50% and maturities during the next six months.

EMPLOYEES

     The Bank had 509 full-time employees and 154 part-time employees at March 31, 1998. The Bank promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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


THE CORPORATION

     The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. In addition, the Corporation is subject to the examination and supervision by the Commissioner. The Commissioner is authorized to prohibit by order the activities of a savings and loan holding company that, among other things, the Commissioner feels endanger the safety of the savings and loan association or are contrary to the public interest. The Commissioner is empowered to direct the operations of the savings and loan association and its holding company until the order is complied with and may prohibit dividends from the savings and loan association to its holding company during such period.

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

     FEDERAL AND STATE REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of all insured savings associations. In addition, the Bank is subject to regulation and supervision by the Commissioner. As part of this authority, the Bank is required to file periodic reports with the OTS and the Commissioner and is subject to periodic examinations by the OTS, the Commissioner and the FDIC. Examinations by the Commissioner are usually conducted jointly with the OTS. When these examinations are conducted by the OTS, the Commissioner, or the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss allowances. The last regular joint examination of the Bank by the OTS and the Commissioner was as of June 26, 1997. The FDIC was included in a joint examination as of November 30, 1992.

     The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's semi-annual OTS assessment for the six months ending June 30, 1998 was $162,000.

     Wisconsin-chartered institutions are also required to pay an annual state assessment. Under Wisconsin law, the fee cannot exceed 12 cents per $1,000 of assets or fraction thereof, as of the close of the preceding calendar year. In addition to an annual fee, each Wisconsin-chartered institution is subject to examination fees. The Bank's assessment for the year ending June 30, 1998 was $65,000.

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

     The Bank's permissible loans-to-one-borrower lending limit under federal law is to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1998, the Bank had no loans to one borrower that exceeded the 15% or $17.1 million limitation. A broader limitation (the lesser of $30.0 million or 30% of unimpaired capital and surplus) is provided, under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one-borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Under Wisconsin law, the aggregate amount of loans that an association may make to any one borrower may not exceed
5% of the aggregate of an association's mortgage, consumer and commercial assets, except as otherwise authorized by the Commissioner. The Bank is in compliance with these loans-to-one-borrower limitations.

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

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an after-tax expense of $4.6 million during the quarter ended September 30, 1996.

     The FDIC adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings has been reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. The Bank meets the definition of a "well capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1998, the Bank had $55.4 million in brokered deposits.

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

     The capital standards require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus up to 25% of certain other intangibles that meet certain separate salability and market valuation tests. The Bank had a ratio of core capital to total assets of 5.64% at March 31, 1998.

     The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be used to satisfy the risk-based requirement is limited to the extent of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. At March 31, 1998, the Bank met all capital requirements on a fully phased-in basis. (See Note 9 to the Corporation's Consolidated Financial Statements.) In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets as determined by the OTS.

     OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depend on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at March 31, 1998.

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

     Wisconsin-chartered associations are required to maintain a net worth ratio of at least 6.0%. Under this provision, an association's "net worth ratio" is defined as a ratio, expressed as a percentage of assets, calculated by subtracting liabilities from assets, adding to the resulting difference unallocated general loan loss allowances, and dividing the sum by the association's assets. The rule authorizes the Commissioner to require an association to maintain a higher level of net worth if the Commissioner determines that the nature of the association's operations entails a risk requiring greater net worth to ensure the association's stability. A failure to comply with such requirements authorizes the Commissioner to direct the association to adhere to a plan, which can include various operating restrictions, in order to restore the association's net worth to required levels. At March 31, 1998, the Bank was in compliance with this net worth requirement with a ratio of 6.77%.

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

     On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, the "tiered" approach described above would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined in the OTS regulations. Under the proposal, savings associations that are held by a savings and loan holding company would continue to be required to provide advance notice of the capital distribution to the OTS. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

     Unless prior approval of the Commissioner is obtained, the Bank may not pay a dividend or otherwise distribute any profits if it fails to maintain its required net worth ratio either prior to, or as a result of, such distribution.

     QUALIFIED THRIFT LENDER REQUIREMENT. All savings associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. Currently, a savings institution will be a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every 12 months. Subject to certain exceptions, qualified thrift investments generally consist of housing related loans and investments and certain groups of assets, such as consumer loans, to a limited extent. The term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets held by the savings institution in an amount up to 20% of its total assets. As of March 31, 1998, the Bank was in compliance with the QTL test.

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

     LIQUIDITY. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 4%. Effective November 24, 1997, the OTS adopted a new liquidity rule. The rule lowers liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. The base has been reduced by modifying the definition of net withdrawable accounts to exclude, at the association's option, accounts with maturities in excess of one year. The new rule requires the calculation once each quarter rather than monthly. And removes the requirement that certain obligations must mature in five years or less to qualify as a liquid asset. The rule also added certain short-term mortgage-related securities and short-term first lien residential mortgage loans to the list of assets includable as regulatory liquidity. Historically, the Bank has operated in compliance with applicable liquidity requirements.

     Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At March 31, 1998, the Bank was in compliance with these liquidity requirements.

     TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include the Corporation and any company that is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. The FHLBs provide a central credit facility for member savings institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 1998, the Bank owned $22 million in FHLB stock, which is in compliance with this requirement. The Bank has received substantial dividends on its FHLB stock. The dividend for fiscal 1998 amounted to $1.4 million as compared to $1.3 million for fiscal 1997.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a charge to the Corporation's earnings.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 1998, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

     Earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1998, the Bank's bad debt reserves for tax purposes totaled approximately $33.1 million.

     The consolidated federal income tax returns of the Bank and its subsidiaries through March 31, 1994 are closed to examination by the Internal Revenue Service due to the expiration of the statute of limitations.

     The State of Wisconsin imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The current corporate tax rate imposed by Wisconsin is 7.9%. Wisconsin taxable income is substantially similar to federal taxable income except that no deduction is allowed for state income taxes paid. The current bad debt deduction for Wisconsin income tax purposes is the same as the deduction permitted for federal income tax purposes. Wisconsin does not allow the carryback of a net operating loss to prior taxable years. Thus, any net operating loss for state income tax purposes must be carried forward to offset income in future years. The Wisconsin corporate franchise tax is deductible for purposes of computing federal taxable income. The separate Wisconsin state income tax returns of the members of the Bank's group through March 31, 1993 are closed to examination by the Wisconsin Department of Revenue due to the expiration of the statute of limitations.

     The Corporation also has a non-banking subsidiary of IDI (NIDI) and the Bank has an operating subsidiary (AIC) located in Nevada. For state tax purposes, the income of NIDI and AIC is only subject to federal tax, since the state of Nevada currently does not impose a corporate income or franchise tax.

ITEM 2.  PROPERTIES

     At March 31, 1998, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 34 other deposit-taking offices located primarily in southcentral and southwest Wisconsin. The Bank owns 23 of its deposit-taking offices, leases the land on which four such offices are located, and leases the remaining 8 deposit-taking offices. In addition, the Bank leases offices for two loan origination facilities. The leases expire between 1998 and 2005. The aggregate net book value at March 31, 1998 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $10.8 million. See Note 6 to the Corporation's Consolidated Financial Statements, filed as Item 8 hereto, for information regarding the premises and equipment. The following tables set forth the location of the Corporation's banking and other offices.

MADISON, WISCONSIN OFFICES:

25 West Main Street                          204A-1 South Century Avenue
Madison, Wisconsin                           Waunakee, Wisconsin (2)

302 North Midvale Boulevard                  1720 Highway 51
Madison, Wisconsin                           Stoughton, Wisconsin

2929 North Sherman Avenue                    SURROUNDING AREA OFFICES:
Madison, Wisconsin (1)
                                             1712 12th Street
216 Cottage Grove Road                       Monroe, Wisconsin
Madison, Wisconsin (1)
                                             80 South Court Street
5750 Raymond Road                            Platteville, Wisconsin
Madison, Wisconsin (2)
                                             106 West Oak Street
333 South Westfield Road                     Boscobel, Wisconsin (2)
Madison, Wisconsin (1)
                                             100 West Racine Street
6501 Monona Drive                            Janesville, Wisconsin
Monona, Wisconsin
                                             600 East Blackhawk Avenue
4702 East Towne Boulevard                    Prairie du Chien, Wisconsin
Madison, Wisconsin
                                             708 North Madison Street
2000 Atwood Avenue                           Lancaster, Wisconsin
Madison, Wisconsin (2)
                                             302 Bay Street
261 Junction Rd.                             Chippewa Falls, Wisconsin
Madison, Wisconsin (2)
                                             500 East Walworth Avenue
                                             Delavan, Wisconsin
DANE COUNTY OFFICES:
                                             606 Highway 69
1516 West Main Street                        New Glarus, Wisconsin (2)
Sun Prairie, Wisconsin
                                             2215 Holiday Drive
6200 Century Avenue                          Janesville, Wisconsin
Middleton, Wisconsin (1)
                                             150 North Ludington Street
300 East Main Street                         Columbus, Wisconsin
Mount Horeb, Wisconsin
                                             187 South Central Avenue
420 West Verona Avenue                       Richland Center, Wisconsin
Verona, Wisconsin
                                             316 West Spring Street(2)
705 North Main Street                        Dodgeville, Wisconsin
Oregon, Wisconsin
                                             102 South Rock Avenue
601 South Main Street                        Viroqua, Wisconsin
DeForest, Wisconsin
                                             640 Division Street
                                             Stevens Point, Wisconsin

1101 Post Road
Plover, Wisconsin (2)

1492 W. South Park Ave.
Oshkosh, Wisconsin


LENDING ONLY OFFICES:

3315 N Ballard Rd. Suite B
Appleton, Wisconsin (2)

772 Main Street, Suite 204
Lake Geneva, Wisconsin (2)



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended March 31, 1998, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

     The Corporation's common stock is traded on the Nasdaq Stock Market. The trading symbol is ABCW. As of March 31, 1998, there were approximately 2,000 stockholders of record which does not include stockholders holding their stock in street name or nominee's name.

Shareholders' Rights Plan

     On July 22, 1997, the Board of Directors of Anchor BanCorp Wisconsin Inc. declared a dividend distribution of one "Right" for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and Firstar Trust Company, as Rights Agent. Quarterly Stock Price and Dividend Information

     The table below shows the reported high and low sale prices of common stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 1998 and 1997. The data in the table have been adjusted for the two-for one stock split which was paid on August 15, 1997.

                                                    MARKET PRICE                  CASH
 QUARTER ENDED                               HIGH                 LOW           DIVIDEND
----------------------------------------------------------------------------------------
 March 31, 1998                            $46.500             $32.500           $0.080
 December 31, 1997                          37.500              29.000            0.080
 September 30, 1997                         30.000              24.125            0.080
 June 30, 1997                              25.375              21.000            0.070

 March 31, 1997                            $23.500             $17.750           $0.063
 December 31, 1996                          18.125              16.438            0.063
 September 30, 1996                         18.125              16.500            0.063
 June 30, 1996                              17.500              15.000            0.050

     For information regarding restrictions on the payments of dividends, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SUMMARY

                                                             AT OR FOR YEAR ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                              1998          1997(1)        1996(1)         1995(1)         1994(1)
                                          ---------------------------------------------------------------------------
                                                           (In Thousands, Except Per Share Data)
Earnings per share:(2)
 Basic                                     $     2.27      $     1.50     $     1.42     $     1.38    $      1.20
 Diluted                                         2.12            1.42           1.35           1.33           1.16

  Interest income                             148,971         140,551        125,721        104,884         97,300
  Interest expense                             89,601          84,716         74,978         54,298         49,539
  Net interest income                          59,370          55,835         50,743         50,586         47,767
  Provision for loan losses                       300             500            475          1,580          4,348
  Non-interest income                          12,212          13,551          9,259          7,508         11,106
  Non-interest expenses                        38,294          47,406         37,061         33,033         32,788
  Income taxes                                 12,487           7,532          7,959          9,064          8,265
  Net income                                   20,501          13,948         14,507         14,417         13,472

  Total assets                              1,999,307       1,884,983      1,754,556      1,510,917      1,380,276
  Investment securities                        57,142          43,516         32,837         23,632         20,781
  Mortgage-related securities                 194,765         240,401        220,998        160,401        187,710
  Loans receivable held for
   investment, net                          1,591,089       1,461,423      1,361,080      1,231,107      1.066,945
  Deposits                                  1,392,472       1,312,445      1,240,958      1,098,210      1,065,741
  Notes payable to FHLB                       398,795         374,165        316,869        274,500        186,750
  Other borrowings                             55,765          57,374         54,613          5,600
  Stockholders' equity                        127,951         117,887        118,402        111,187        105,137
  Shares outstanding (1)                    8,962,594       9,162,694      9,868,700     10,127,660     10,788,538
  Book value per share
   at end of period (1)                         14.28          12.87           12.00          10.99           9.75
  Dividend paid per share(1)                     0.31           0.24            0.16           0.11           0.10
  Dividend payout ratio                         13.66%         15.83%          11.27%          8.26%          8.00%
  Yield on earning assets                        7.99           7.91            7.87           7.46           7.42
  Cost of funds                                  4.99           4.96            4.96           4.11           4.04
  Interest rate spread                           3.00           2.95            2.91           3.35           3.38
  Net interest margin                            3.18           3.14            3.18           3.60           3.64
  Return on average assets                       1.13           0.76            0.88           1.00           1.00
  Return on average equity                      16.20          11.79           12.13          13.45          12.89
  Average equity to average assets               6.51           6.42            7.24           7.41           7.74

--------------------------
(1) Share data has been adjusted to reflect a two-for-one stock split distributed in August, 1997.

(2) The earnings per share amounts for all periods shown have been restated to conform with Statement of Financial Accounting Standards No. 128 (Earnings
Per Share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain "forward-looking statements." The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Corporation's expectations of future financial results. The Corporation's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve, iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Corporation's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Corporation's markets, and xiii) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

The Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 1998 and 1997

GENERAL Net income increased to $20.5 million in fiscal 1998 from $13.9 million in fiscal 1997 primarily as a result of a one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF") in fiscal 1997. Exclusive of the after-tax effects of a $7.7 million one-time charge to recapitalize the SAIF ($4.6 million), net income for the fiscal year ended March 31, 1997 would have been $18.5 million. The returns on average assets and average stockholders' equity for fiscal 1998 were 1.13% and 16.20%, respectively, as compared to 0.76% and 11.78%, respectively, for fiscal 1997. These ratios, for fiscal 1997, exclusive of the SAIF assessment were 1.00% and 15.66%, respectively.

The components of this increase in earnings for fiscal 1998, as compared to fiscal 1997, were a decrease of $9.1 million in non-interest expenses (including the SAIF assessment) and an increase of $3.7 million in net interest income after the provision for loan losses. These were offset by a decrease of $1.3 million in non-interest income and an increase in income taxes of $5.0 million.

NET INTEREST INCOME Net interest income increased by $3.5 million during fiscal 1998 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $1.86 billion and $1.82 billion in fiscal 1998, respectively, from $1.78 billion and $1.71 billion, respectively, in fiscal 1997. The ratio of average interest-earning assets to average interest-bearing liabilities remained the same for fiscal 1998 and 1997 at 1.04. The average yield on interest-earning assets (7.99% in fiscal 1998 versus 7.91% in fiscal 1997) increased, as did the average cost on interest-bearing liabilities (4.99% in fiscal 1998 versus 4.96% in fiscal 1997). The net interest margin increased to 3.18% for fiscal 1998 from 3.14% for fiscal 1997 and the interest rate spread increased to 3.00% from 2.95% for fiscal 1998 and 1997, respectively. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets increased net interest income in fiscal 1998 by approximately $5.1 million. Offsetting this increase, slightly, was a $1.6 million decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses decreased slightly from $500,000 in fiscal 1997 to $300,000 in fiscal 1998 based on management's ongoing evaluation of asset quality. While an increase in charge-offs was experienced in the consumer loan area in fiscal 1998, the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses decreased slightly to $21.8 million at March 31, 1998 from $22.8 million at March 31, 1997. This amount totaled 1.30% of loans held for investment at March 31, 1998, as compared to 1.47% of loans held for investment at March 31, 1997. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income decreased $1.4 million to $12.2 million for fiscal 1998 compared to $13.6 million for fiscal 1997 as a result of several factors. Net income from the operations of real estate investments decreased $2.8 million because of lack of sales and the associated holding costs incurred with those investments. Other non-interest income also decreased $730,000 for fiscal 1998 largely due to amortization of OMSR's associated with increased loan servicing volume. Insurance commissions decreased slightly by $200,000 due to decreased volume in this area. Partially ofsetting these decreases were several increases in other categories. The gain on sale of assets increased by $2.1 million largely due to increased volume of loan sales during the year. Service charges on deposits increased $200,000 essentially due to a growth in deposits. Loan servicing income increased $180,000 due to increased volume of loans serviced for others.

NON-INTEREST EXPENSES Non-interest expenses decreased $9.1 million for fiscal 1998 compared to 1997 as a result of several factors. The majority of the decrease was due to the one-time charge of $7.7 million associated with the recapitalization of the SAIF during fiscal 1997. Federal insurance premiums decreased $1.4 million in fiscal 1998, also a result of the recapitalization of the SAIF during the prior fiscal year. Compensation expense decreased $1.1 million for fiscal 1998 due largely to the reduction of the expense associated with the Employee Stock Option Plan ("ESOP") as well as a reduction of other employee benefits. These decreases were offset by several non-interest expense increases. Data processing expense increased $450,000 over the prior fiscal year due to consulting expenses associated with computer and software upgrades. Other expenses increased $310,000 during fiscal 1998 due to increases in legal, postage and other expenses. Marketing expenses increased $190,000 due to increased promotions. Furniture and equipment increased $173,000 due to normal replacement costs.


INCOME TAXES Income tax expense increased $5.0 million for fiscal 1998 as compared to fiscal 1997. The effective tax rate for fiscal 1998 was 37.85% as compared to 35.07% for fiscal 1997. See Note 11 to the Consolidated Financial Statements.


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

The components of this decrease in earnings for fiscal 1997, as compared to fiscal 1996, were an increase of $13.6 million in non-interest expenses (including the SAIF assessment), partially offset by an increase of $4.7 million in net interest income and an increase of $7.9 million in non-interest income.

NET INTEREST INCOME Net interest income increased by $4.7 million during fiscal 1997 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $1.78 billion and $1.71 billion in fiscal 1997, respectively, from $1.60 billion and $1.51 billion, respectively, in fiscal 1996. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04 for fiscal 1997 from 1.06 for fiscal 1996. The average yield on interest-earning assets (7.91% in fiscal 1997 versus 7.87% in fiscal 1996) increased, as did the average cost on interest-bearing liabilities (4.99% in fiscal 1997 versus 4.96% in fiscal 1996). The net interest margin decreased to 3.12% for fiscal 1997 from 3.18% for fiscal 1996 and the interest rate spread increased to 2.92% from 2.91% for fiscal 1997 and 1996, respectively. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets and interest-bearing liabilities increased net interest income in fiscal 1997 by approximately $4.1 million. Offsetting this increase, slightly, was a $600,000 decrease in net interest income caused by the combination of rate and rate/volume changes.

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

                             AVERAGE BALANCE SHEETS

                                                                            YEAR ENDED MARCH 31,
                                       --------------------------------------------------------------------------------------------
                                                    1998                            1997                             1996
                                       --------------------------------------------------------------------------------------------
                                                           AVERAGE                         AVERAGE                         AVERAGE
                                         AVERAGE            YIELD/       AVERAGE            YIELD/       AVERAGE            YIELD/
                                         BALANCE  INTEREST   COST        BALANCE  INTEREST   COST        BALANCE  INTEREST   COST
                                       -------------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Mortgage loans (1)                     $1,178,863  $ 95,568   8.11%    $1,134,195  $ 90,386   7.97%    $1,047,092  $ 82,798   7.91%
Consumer loans                            337,657    30,327   8.98        285,558    26,766   9.37        236,767    22,010   9.30
Commercial business loans                  29,550     3,113  10.53         27,662     2,866  10.36         25,040     2,628  10.50
                                       ----------  --------            ----------  --------            ----------  --------
  Total loans receivable (2)            1,546,070   129,008   8.34      1,447,415   120,018   8.29      1,308,899   107,436   8.21
Mortgage-related securities (1)           216,550    14,676   6.78        243,986    15,657   6.42        221,135    14,152   6.40
Investment securities (1)                  69,044     3,211   4.65         52,659     2,898   5.50         41,168     2,490   6.05
Interest-bearing deposits                  11,710       635   5.42         14,098       725   5.14          8,694       488   5.61
Federal Home Loan Bank stock               21,135     1,441   6.82         18,323     1,253   6.84         17,204     1,155   6.71
                                       ----------  --------            ----------  --------            ----------  --------
  Total interest-earning assets         1,864,509   148,971   7.99      1,776,481   140,551   7.91      1,597,100   125,721   7.87
Non-interest-earning assets                78,815                          68,284                          54,330
                                       ----------                      ----------                      ----------
  Total assets                         $1,943,324                      $1,844,765                      $1,651,430
                                       ==========                      ==========                      ==========

INTEREST-BEARING LIABILITIES
Demand deposits                        $  331,016     9,540   2.88     $  285,641     7,496   2.62     $  218,811     4,577   2.09
Regular passbook savings                   99,361     2,263   2.28        102,420     2,349   2.29        107,707     2,498   2.32
Certificates of deposit                   908,248    52,343   5.76        888,274    50,569   5.69        847,113    48,275   5.70
                                       ----------  --------            ----------  --------            ----------  --------
  Total deposits                        1,338,625    64,146   4.79      1,276,335    60,414   4.73      1,173,631    55,350   4.72
Notes payable and other borrowings        443,760    24,971   5.63        416,314    23,782   5.71        324,123    19,148   5.91
Other                                      13,165       484   3.68         14,061       520   3.70         13,064       480   3.67
                                       ----------  --------            ----------  --------            ----------  --------
  Total interest-bearing liabilities    1,795,550    89,601   4.99      1,706,710    84,716   4.96      1,510,818    74,978   4.96
                                                   --------   ----                 --------   ----                 --------   ----
Non-interest-bearing liabilities           21,215                          19,661                          21,013
                                       ----------                      ----------                      ----------
  Total liabilities                     1,816,765                       1,726,371                       1,531,831
Stockholders' equity                      126,559                         118,394                         119,599
                                       ----------                      ----------                      ----------
  Total liabilities and
   stockholders' equity                $1,943,324                      $1,844,765                      $1,651,430
                                       ==========                      ==========                      ==========
  Net interest income/
   interest rate spread                            $ 59,370    3.00%               $ 55,835    2.95%               $ 50,743    2.91%
                                                   ========    ====                ========    ====                ========    ====
  Net interest-earning assets          $   68,959                      $   69,771                      $   86,282
                                       ==========                      ==========                      ==========
  Net interest margin                                          3.18%                           3.14%                           3.18%
                                                               ====                            ====                            ====
  Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                       1.04                            1.04                            1.06
                                             ====                            ====                            ====

-----------------------------
(1)  Includes assets held and available for sale.
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.



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

                                                                          YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------------------------------------
                                                   1998 COMPARED TO 1997                           1997 COMPARED TO 1996
                                      ------------------------------------------------------------------------------------------
                                                                 RATE/                                        RATE/
                                        RATE       VOLUME       VOLUME         NET        RATE       VOLUME   VOLUME       NET
                                      ------------------------------------------------------------------------------------------
                                                                             (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                    $  1,561    $  3,560      $   61       $ 5,182    $   647    $  6,887   $   54    $  7,588
Consumer loans                          (1,117)      4,882        (204)        3,561        183       4,535       38       4,756
Commercial business loans                   48         196           3           247        (34)        276       (4)        238
                                      --------    --------      ------       -------    -------    --------   ------    --------
  Total loans receivable                   492       8,638        (140)        8,990        796      11,698       88      12,582
Mortgage-related securities (1)            878      (1,760)        (99)         (981)        39       1,462        4       1,505
Investment securities (1)                 (449)        902        (140)          313       (224)        695      (63)        408
Interest-bearing deposits                   39        (122)         (7)          (90)       (41)        303      (25)        237
Federal Home Loan Bank stock                (4)        193          (1)          188         21          76        1          98
                                      --------    --------      ------       -------    -------    --------   ------    --------
 Total net change in income on
  interest-earning assets                  956       7,851        (387)        8,420        591      14,234        5      14,830


INTEREST-BEARING LIABILITIES
Demand deposits                            736       1,191         117         2,044      1,165       1,398      356       2,919
Regular passbook savings                   (16)        (70)          -           (86)       (28)       (122)       1        (149)
Certificates of deposit                    623       1,137          14         1,774        (49)      2,345       (2)      2,294
                                      --------    --------      ------       -------    -------    --------   ------    --------
 Total deposits                          1,343       2,258         131         3,732      1,088       3,621      355       5,064
Notes payable and other borrowings        (355)      1,567         (23)        1,189       (632)      5,446     (180)      4,634
Other                                       (3)        (33)          -           (36)         3          37        -          40
                                      --------    --------      ------       -------    -------    --------   ------    --------
 Total net change in expense on
   interest-bearing liabilities            985       3,792         108         4,885        459       9,104      175       9,738
                                      --------    --------      ------       -------    -------    --------   ------    --------

 Net change in net interest income    $    (29)   $  4,059      $ (495)      $ 3,535    $   132    $  5,130   $ (170)   $  5,092
                                      ========    ========      ======       =======    =======    ========   ======    ========

---------------------------------
(1) Includes assets held and available for sale.


                         LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation had cash equivalents of $1.0 million and securities of $2.6 million at March 31, 1998. The Corporation provided loans to its non-bank subsidiary to invest in real estate held for development and sale. Principal and interest payments are a predictable source of funds, but funds from sales of real estate are unpredictable. During fiscal 1998, the Bank made dividend payments of $16.6 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

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

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. At March 31, 1998 and 1997, the Bank's liquidity ratio was 14.7% and 9.2%, respectively.

Operating activities resulted in a net cash inflow of $47.5 million. Operating cash flows for fiscal 1998 included earnings of $20.5 million and $353.3 million in proceeds from the sale of mortgage loans held for sale, offset by $334.0 million disbursed for loans originated for sale.

Investing activities in fiscal 1998 resulted in a net cash outflow of $136.2 million. Primary investing activities resulting in cash outflows were $94.3 million for the purchase of securities and $163.3 million for the net increase in loans receivable. The most significant cash inflows from investing activities were principal payments of $42.2 million received on mortgage-related securities, as well as $53.0 million from the proceeds of maturities of investment securities.

Financing activities resulted in a net cash inflow of $89.8 million including a net increase in deposits of $78.5 million, a net increase in borrowings of $23.0 million and a cash outflow of $9.6 million for treasury stock purchases.

At March 31, 1998, the Corporation had outstanding commitments to originate $65.8 million of loans, commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $75.9 million and $1.9 million of loans sold with recourse to the Corporation in the event of default by the borrower. (See Note 12 to the Consolidated Financial Statements.) Scheduled maturities of certificates of deposit during the twelve months following March 31, 1998, amounted to $749.5 million and scheduled maturities of borrowings during the same period totaled $307.0 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

At March 31, 1998, the Bank's capital exceeded all capital requirements of the State of Wisconsin and the OTS as mandated by federal law and regulations on both a current and fully phased-in basis. See Note 9 to the Consolidated Financial Statements.

                               FINANCIAL CONDITION

GENERAL Total assets of the Corporation increased $114.3 million or 6.1% from $1.88 billion at March 31, 1997, to $2.0 billion at March 31, 1998. This increase was primarily funded by net increases in deposits of $80.0 million and in borrowings of $23.0 million. These funds were generally invested in loans receivable and mortgage-related securities.

MORTGAGE-RELATED SECURITIES Mortgage-related securities (both available for sale and held to maturity) decreased $45.6 million as a net result during the year of
(i) purchases of $9.4 million, (ii) principal repayments and market value adjustments of $53.8 million and (iii) sales of $1.3 million. Mortgage-related securities consisted of $170.1 million mortgage-backed securities and $24.6 million mortgage-derivative securities at March 31, 1998. See Notes 1 and 3 to the Consolidated Financial Statements.

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

LOANS RECEIVABLE Total net loans (including loans held for sale) increased $142.4 million during fiscal 1998 from $1.47 billion at March 31, 1997, to $1.61 billion at March 31, 1998. The activity included (i) originations and purchases of $983.3 million, (ii) sales of loans held for sale of $353.3 million, and
(iii) principal repayments and other reductions of $487.8 million. The components of the increase in total loans, including loans held for sale, are summarized by type of loan as follows:

                                                                       MARCH 31,
                                                  -------------------------------------------------
                                                                                          INCREASE
                                                     1998                1997            (DECREASE)
                                                  -------------------------------------------------
                                                                     (In Thousands)
FIRST MORTGAGE LOANS:
Single-family residential                         $  817,763          $  731,732          $  86,031
Multi-family residential                             177,350             164,729             12,621
Commercial real estate                               183,914             171,186             12,728
Construction and land                                132,879             122,266             10,613
                                                  ----------          ----------          ---------
 Total first mortgage loans                        1,311,906           1,189,913            121,993

OTHER LOANS:
Second mortgage                                      183,874             176,348              7,526
Education                                            121,306             112,420              8,886
Commercial business and leases                        30,244              29,022              1,222
Credit card and other consumer loans                  32,841              34,682             (1,841)
                                                  ----------          ----------          ---------
 Total other loans                                   368,265             352,472             15,793
                                                  ----------          ----------          ---------
 Gross loans receivable                            1,680,171           1,542,385            137,786
Less: Net items to loans receivable                  (89,082)            (80,962)            (8,120)
                                                  ----------          ----------          ---------
 Net loans receivable                             $1,591,089          $1,461,423          $ 129,666
                                                  ==========          ==========          =========

Loans held for sale                               $   18,060          $    5,348          $  12,712
                                                  ==========          ==========          =========

NON-PERFORMING ASSETS Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $12.9 million or .64% of total assets at March 31, 1998 from $13.8 million or 0.73% of total assets at March 31, 1997.

Non-performing assets are summarized as follows for the dates indicated:

                                                                                      AT MARCH 31,
                                                        ------------------------------------------------------------------------
                                                          1998            1997           1996             1995            1994
                                                        ------------------------------------------------------------------------
                                                                                 (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                              $  1,273        $  1,712        $    629        $    833        $    565
 Multi-family residential                                    898           3,199               -               -              37
 Commercial real estate                                      288             778             470             624             617
 Construction and land                                         -              58              81              81              81
 Consumer                                                    577             438             202             219             333
 Commercial business                                         673             610             508             736             831
                                                        --------        --------        --------        --------        --------
  Total non-accrual loans                                  3,709           6,795           1,890           2,493           2,464
Real estate held for development and sale                  4,431           2,736           2,319             857           2,767
Foreclosed properties and repossessed assets, net          4,723           4,222           6,077           7,116           5,294
                                                        --------        --------        --------        --------        --------
  Total non-performing assets                           $ 12,863        $ 13,753        $ 10,286        $ 10,466        $ 10,525
                                                        ========        ========        ========        ========        ========

Performing troubled debt restructurings                 $    725        $    329        $    332        $    335        $  4,687
                                                        ========        ========        ========        ========        ========

Total non-accrual loans to total loans                      0.22%           0.44%           0.13%           0.19%           0.22%
Total non-performing assets to total assets                 0.64            0.73            0.59            0.69            0.76
Allowance for loan losses to total loans                    1.30            1.47            1.59            1.75            1.98
Allowance for loan losses to total
 non-accrual loans                                        588.65          334.81         1206.72          899.68          897.69
Allowance for loan and foreclosure losses
 to total non-performing assets                           172.26          173.26          228.70          221.82          213.42

Non-accrual loans decreased $3.0 million during fiscal 1998 primarily due to a $2.5 million loan which the Bank's participation of $1.9 million was repurchased by the lead lender and related loss of $700,000 realized by the Bank. This loan was secured by a 48-unit condominium project in Bloomington, Minnesota. The rest of the decrease in this category was due to the resolution of commercial and commercial real estate loans involving a wood chipping plant in Lodi, Wisconsin. The loans were assumed by another borrower and are currently classified as substandard. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Non-performing real estate held for development and sale increased $1.7 million during fiscal 1998 primarily as a result of the transfer of a property from foreclosed properties and repossessed assets which has a net carrying value of $1.5 million. This property consists of several condominium units which were related to, but not a part, of a former non-accrual loan for the condominium project discussed above. These units were purchased in July 1997, at auction, in an effort to solidify the Bank's position with regard to the original non-accrual loan. Because the state of Minnesota has a six-month redemption period, the Bank was prohibited from doing anything with the units until after January 1998. Since January, the property was transferred to real estate held for development and sale and ADPC is in the process of completing the units for subsequent sale.

Foreclosed properties and repossessed assets increased $500,000 in fiscal 1998 primarily due to the addition of six eight-unit multi-family properties in Madison, Wisconsin with a net carrying value of $900,000. The Bank has obtained receivership in order to control the properties and is pursuing foreclosure. Sales of foreclosed properties and repossessed assets that totaled approximately $400,000 partially offset the above additions.


ALLOWANCES FOR LOAN AND FORECLOSURE LOSSES The Corporation's loan portfolio, foreclosed properties, repossessed assets and loans sold with recourse are evaluated on a continuing basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, collateral value, loan portfolio composition, loan delinquencies, prior loss experience, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential loan problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers. A summary of the activity in the allowance for loan losses follows:

                                                                         YEAR ENDED MARCH 31,
                                            ----------------------------------------------------------------------------
                                              1998             1997             1996             1995             1994
                                            ----------------------------------------------------------------------------
                                                                        (Dollars In Thousands)
Allowance at beginning of year              $ 22,750         $ 22,807         $ 22,429         $ 22,119         $ 18,437

Charge-offs:
  Mortgage                                      (951)            (222)            (439)          (1,460)          (2,607)
  Consumer                                      (993)            (483)            (104)             (36)             (67)
  Commercial business                           (252)            (275)            (455)            (309)            (948)
                                            --------         --------         --------         --------         --------
   Total charge-offs                          (2,196)            (980)            (998)          (1,805)          (3,622)
                                            --------         --------         --------         --------         --------
Recoveries:
  Mortgage                                       825              250              298              374            2,809
  Consumer                                        59                5               10               17               14
  Commercial business                             95              168               43              144              133
                                            --------         --------         --------         --------         --------
   Total recoveries                              979              423              351              535            2,956
                                            --------         --------         --------         --------         --------

   Net charge-offs                            (1,217)            (557)            (647)          (1,270)            (666)
                                            --------         --------         --------         --------         --------

Provision                                        300              500              475            1,580            4,348
Acquired bank's allowance                          -                -              550                -                -
                                            --------         --------         --------         --------         --------
Allowance at end of year                    $ 21,833         $ 22,750         $ 22,807         $ 22,429         $ 22,119
                                            ========         ========         ========         ========         ========

Net charge-offs to average loans
 held for sale and for investment            (0.08)%          (0.04)%          (0.05)%          (0.11)%          (0.06)%
                                            ========         ========         ========         ========         ========

The fiscal 1998 provision for loan losses totaled $300,000 as compared to $500,000 in fiscal 1997. The provision for loan losses for fiscal years 1998 and 1997 remain at significantly lower levels compared to earlier years when the Bank's charge-off experience from certain portfolio segments required larger allowances. Those segments were largely multi-family real estate loans secured by properties in states other than Wisconsin and leases receivable. The Corporation substantially ceased extending credit in those segments since the late 1980's. The result of this activity was to retain the allowance for loan losses at a level considered appropriate by management based on historical experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions and other factors related to the collectibility of the loan portfolio. Although charge- offs have increased in the consumer loan area for this fiscal year, the total of non-performing assets has declined and overall portfolio quality is good.

The table below shows the Corporation's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated.

                                                                          MARCH 31,
                            --------------------------------------------------------------------------------------------------
                                    1998                1997                1996                1995                1994
                            --------------------------------------------------------------------------------------------------
                                     % OF TOTAL          % OF TOTAL          % OF TOTAL          % OF TOTAL          % OF TOTAL
                                      LOANS BY            LOANS BY            LOANS BY            LOANS BY            LOANS BY
                             AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT   CATEGORY
                            --------------------------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)
Single-family residential   $   195     0.02%   $   184     0.03%   $   200     0.03%   $    15     0.00%   $    54     0.01%
Multi-family residential        395     0.22        379     0.23        263     0.16        365     0.26        427     0.30
Commercial real estate        1,030     0.56        645     0.38        476     0.34        916     0.74        917     0.71
Construction and land             -       -           -       -           4       -          87     0.11        107     0.18
Unallocated mortgage         18,042     1.38     19,003     1.60     20,054     1.75     19,186     1.81     18,841     1.98
                            -------     ----    -------     ----    -------     ----    -------     ----    -------     ----
  Total mortgage loans       19,662     1.50     20,211     1.70     20,997     1.83     20,569     1.94     20,346     2.14
Consumer                      1,278     0.38      1,169     0.36        802     0.31        645     0.32        479     0.32
Commercial business             893     2.95      1,370     4.72      1,008     3.28      1,215     5.59      1,294     6.69
                            -------     ----    -------     ----    -------     ----    -------     ----    -------     ----
  Total allowance for
    loan losses             $21,833     1.30%   $22,750     1.47%   $22,807     1.59%   $22,429     1.75%   $22,119     1.98%
                            =======     ====    =======     ====    =======     ====    =======     ====    =======     ====

A summary of the activity in the allowance for losses on foreclosed properties follows. The provision for losses on such properties is included in the consolidated statements of income in "Net cost (income) of operations of foreclosed properties."

                                                                YEAR ENDED MARCH 31,
                                       ------------------------------------------------------------------
                                        1998            1997           1996          1995           1994
                                       ------------------------------------------------------------------
                                                                  (In Thousands)
Allowance at beginning of year         $1,078          $  717          $787          $343          $  130
Provision                                  25             500           200           950           1,225
Charge-offs                              (778)           (139)         (270)         (506)         (1,012)
                                       ------          ------          ----          ----          ------
   Allowance at end of year            $  325          $1,078          $717          $787          $  343
                                       ======          ======          ====          ====          ======

The fiscal 1998 provision for foreclosure losses totaled $25,000 as compared to $500,000 for fiscal 1997. Charge-offs increased by $639,000 during the fiscal year. The Corporation conducts ongoing evaluations of the adequacy of the allowance for losses, which are based on amounts of foreclosed properties, recent appraisals, discounted cash flows or pending offers.

Although management believes that the March 31, 1998, allowances for loan and foreclosed property losses are adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and continues to adhere to high underwriting standards in the origination process, in order to continue to maintain strong asset quality.

DEPOSITS Deposits increased $80.0 million during fiscal 1998 to $1.39 billion, of which $24.3 million was in certificates of deposit $24.3 million was due to increases in money market accounts, and $29.4 million was due to increases in NOW accounts. All of these increases were due to promotions and related growth of deposit households. The weighted average cost of deposits increased to 4.93% at fiscal year-end 1998 compared to 4.77% at fiscal year-end 1997.

BORROWINGS FHLB advances increased $24.6 million during fiscal 1998 to fund the increased loan activity. At March 31, 1998, advances totaled $398.8 million with an average interest rate of 5.73%. Reverse repurchase agreements increased $3.6 million during fiscal 1998. Other loans payable decreased $5.2 million resulting from the Corporation and subsidiary borrowings. For additional information, see
Note 8 to the Consolidated Financial Statements.

STOCKHOLDERS' EQUITY Stockholders' equity at March 31, 1998 was $128.0 million, or 6.40% of total assets, compared to $117.9 million and 6.25% of total assets at March 31, 1997. Stockholders' equity increased during the year as a result of
(i) comprehensive income of $20.1 million, which includes net income of $18.4 and a change in net unrealized losses on available-for-sale securities of $1.7 million, (ii) the repayment of ESOP borrowings of $690,000, (iii) the exercise of stock options of $733,000, (iv) the vesting of recognition plan shares of $396,000 and (v) the tax benefit from certain stock options of $516,000. These were offset by (i) the purchase of treasury stock of $9.7 million, (ii) the payment of cash dividends of $2.8 million and (iii) an ESOP borrowing of $2.1 million.

IMPACT OF YEAR 2000 The Bank is currently in the process of addressing a potential problem that faces all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than a full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communication systems, environmental systems and other information systems.

The Bank has identified areas of operations critical for the delivery of its products and services. The majority of the Bank's applications used in operations are purchased from an outside vendor. The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Bank's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third-party provided). The Bank's goal is to have the plan complete and to be fully compliant by December 31, 1998. Testing of the system will occur during 1998. Contingency plans, if any are needed, will be developed during 1998 to address potential problems that are identified. The Bank's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue.

Based on currently available information, management does not anticipate that the cost to address the year 2000 issues will have a materially adverse impact on the Bank's financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Corporation's cumulative net gap position at March 31, 1998, for one year or less was a negative 1.57% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of March 31, 1998.

                                                                                                                         FAIR VALUE
                                        03/31/99    03/31/00     03/31/01   03/31/02   03/31/03   THEREAFTER     TOTAL    03/31/98
                                       --------------------------------------------------------------------------------------------
                                                                              (In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)          185,559     65,188       34,158     18,370      10,078     13,848      327,201    299,006
    Average interest rate                   7.71%      7.30%        7.28%      7.30%       7.36%      7.60%

  Mortgage loans -Variable (1) (2)       617,324    193,388      100,354     14,514       7,478        -        933,058    966,948
    Average interest rate                   7.99%      7.75%        7.76%      7.55%       7.57%

 Consumer loans (1)                      269,689     40,567       15,827      6,093       2,835      2,432      337,443    338,591
    Average interest rate                   9.01%      9.32%        9.23%      9.16%       9.16%      9.20%

 Commercial business loans (1)            27,321      1,780          242         69          47        112       29,571     29,105
    Average interest rate                   9.38%      8.98%        8.70%      8.63%       8.68%      8.70%

 Mortgage-related securities (3)         106,125     46,573       22,671     10,729       4,941      3,726      194,765    195,687
    Average interest rate                   6.73%      6.73%        6.74%      6.76%       6.76%      6.78%

 Investment securities and other
  interest-earning assets (3)             40,556      6,165        9,557      2,182      25,218      2,634       86,312     88,099
    Average interest rate                   7.77%     12.61%        8.11%      9.51%       6.35%      6.26%

    Total rate sensitive assets        1,246,574    353,661      182,809     51,957      50,597     22,752    1,908,350  1,917,436

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                172,860     63,242       42,919     29,233      19,988     45,148      373,390    361,100
    Average interest rate                   3.05%      3.54%        3.47%      3.39%       3.31%      3.06%

Time-deposits (4)                        749,481     77,884       77,885      8,918       8,918        820      923,906    926,649
    Average interest rate                   5.72%      5.91%        5.91%      5.95%       5.95%      5.90%

 Borrowings                              355,401     52,675        9,284      2,751      34,449        -        454,560    453,790
    Average interest rate                   5.80%      6.00%        6.44%      8.20%       5.25%

    Total rate sensitive liabilities   1,277,742    193,801      130,088     40,902      63,355     45,968    1,751,856  1,741,539

Interest sensitivity gap                 (31,168)   159,860       52,721     11,055     (12,758)   (23,216)     156,494

Cumulative interest sensitivity gap      (31,168)   128,692      181,413    192,468     179,710    156,494

Cumulative interest sensitivity
gap as a percent of total assets          (1.56)%      6.44%        9.07%      9.63%       8.99%      7.83%

--------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $62.8 million, and (ii) non-accrual loans, which amounted to $3.7 million.
(2) Includes $18.1 million of loans held for sale spread throughout the periods.
(3) Includes $92.0 million of securities available for sale spread throughout the periods.
(4) Does not include $85.9 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $9.3 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                                           Page
                                                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ..............................................................................   47

Consolidated Statements of Income ........................................................................   48

Consolidated Statements of Changes in Stockholders' Equity ...............................................   49

Consolidated Statements of Cash Flows ....................................................................   50

Notes to Consolidated Financial Statements ...............................................................   52

Report of Ernst & Young LLP, Independent Auditors ........................................................   71

Management and Audit Committee Report ....................................................................   72

SUPPLEMENTARY DATA

Quarterly Financial Information...........................................................................   73

CONSOLIDATED BALANCE SHEETS

                                                                                                          MARCH 31,
                                                                                        --------------------------------------------
                                                                                                 1998                   1997
                                                                                        --------------------------------------------
                                                                                        (Dollars In Thousands Except Per Share Data)
ASSETS
Cash                                                                                       $      31,999           $     31,482
Interest-bearing deposits                                                                          7,168                  6,543
                                                                                           -------------           ------------
  Cash and cash equivalents                                                                       39,167                 38,025
Investment securities available for sale                                                          39,555                 35,569
Investment securities held to maturity (fair value of $17,600 and
  $7,900, respectively)                                                                           17,587                  7,947
Mortgage-related securities available for sale                                                    67,526                 80,300
Mortgage-related securities held to maturity (fair value of $128,100
  and $157,800, respectively)                                                                    127,239                160,101
Loans receivable, net:
  Held for sale                                                                                   18,060                  5,348
  Held for investment                                                                          1,591,089              1,461,423
Foreclosed properties and repossessed assets, net                                                  4,723                  4,222
Real estate held for development and sale                                                         22,630                 23,706
Office properties and equipment                                                                   18,640                 18,662
Federal Home Loan Bank stock--at cost                                                             22,002                 18,981
Accrued interest on investments and loans                                                         13,875                 13,729
Prepaid expenses and other assets                                                                 17,214                 16,970
                                                                                           -------------           ------------
     Total assets                                                                          $   1,999,307           $  1,884,983
                                                                                           =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                   $   1,392,472           $  1,312,445
Federal Home Loan Bank and other borrowings                                                      411,625                392,204
Reverse repurchase agreements                                                                     42,935                 39,335
Advance payments by borrowers for taxes and insurance                                              6,955                  7,675
Other liabilities                                                                                 17,369                 15,437
                                                                                           -------------           ------------
     Total liabilities                                                                         1,871,356              1,767,096
                                                                                           -------------           ------------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                          -                      -
Common stock, $.10 par value, 20,000,000 shares
 authorized, 12,499,324 shares issued                                                              1,250                  1,250
Additional paid-in capital                                                                        50,334                 49,818
Retained earnings                                                                                125,615                110,735
Less:   Treasury stock (3,536,730 shares and 3,336,630 shares,
               respectively), at cost                                                            (47,959)               (41,937)
           Borrowings of Employee Stock Ownership Plan                                            (1,379)                     -
           Common stock purchased by recognition plans                                              (851)                (1,246)
           Net unrealized gain (loss) on securities available for sale, net of tax                   941                   (733)
                                                                                           -------------           ------------
     Total stockholders' equity                                                                  127,951                117,887
                                                                                           -------------           ------------
     Total liabilities and stockholders' equity                                            $   1,999,307           $  1,884,983
                                                                                           =============           ============

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEAR ENDED MARCH 31,
                                                                       -----------------------------------------------------------
                                                                           1998                    1997                  1996
                                                                       -----------------------------------------------------------
                                                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                  $     129,008          $      120,018          $   107,436
Mortgage-related securities                                                   14,676                  15,657               14,152
Investment securities                                                          4,652                   4,151                3,645
Interest-bearing deposits                                                        635                     725                  486
                                                                       -------------          --------------          -----------
  Total interest income                                                      148,971                 140,551              125,719

INTEREST EXPENSE:
Deposits                                                                      64,146                  60,414               55,350
Notes payable and other borrowings                                            24,971                  23,782               19,148
Other                                                                            484                     520                  480
                                                                       -------------          --------------          -----------
  Total interest expense                                                      89,601                  84,716               74,978
                                                                       -------------          --------------          -----------
  Net interest income                                                         59,370                  55,835               50,741
Provision for loan losses                                                        300                     500                  475
                                                                       -------------          --------------          -----------
  Net interest income after provision for loan losses                         59,070                  55,335               50,266

NON-INTEREST INCOME:
Loan servicing income                                                          3,145                   2,970                2,741
Service charges on deposits                                                    3,881                   3,679                3,175
Insurance commissions                                                          1,159                   1,366                  700
Gain on sale of assets                                                         3,306                   1,241                  892
Net income (loss) from operations of real estate investment                     (437)                  2,406                  (73)
Other                                                                          1,158                   1,889                1,728
                                                                       -------------          --------------          -----------
  Total non-interest income                                                   12,212                  13,551                9,163

NON-INTEREST EXPENSES:
Compensation                                                                  20,147                  21,293               19,050
Occupancy                                                                      2,921                   3,046                2,772
Federal insurance premiums                                                       836                   2,201                2,669
Federal insurance special assessment                                               -                   7,663                    -
Furniture and equipment                                                        2,951                   2,778                2,551
Data processing                                                                2,615                   2,164                2,133
Marketing                                                                      2,152                   1,962                1,575
Net cost (income) of operations of foreclosed properties                         (68)                   (128)                 127
Other                                                                          6,740                   6,427                6,087
                                                                       -------------          --------------          -----------
  Total non-interest expenses                                                 38,294                  47,406               36,964
                                                                       -------------          --------------          -----------
  Income before income taxes                                                  32,988                  21,480               22,465
Income taxes                                                                  12,487                   7,532                7,959
                                                                       -------------          --------------          -----------
  Net income                                                           $      20,501          $       13,948          $    14,506
                                                                       =============          ==============          ===========

Earnings per share
Basic                                                                  $        2.27          $         1.50          $      1.42
Diluted                                                                         2.12                    1.42                 1.35

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                              ADDITIONAL
                                                COMMON          PAID-IN         RETAINED       TREASURY
                                                 STOCK          CAPITAL         EARNINGS        STOCK
                                             -------------------------------------------------------------
                                                      (Dollars in thousands except per share data)
Balance at March 31, 1995                     $  1,250         $  47,013       $  88,094       $ (21,790)
Comprehensive income:
     Net income                                      -                 -          14,507               -
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $55,000               -                 -               -               -
Comprehensive income
Purchase of treasury stock
     (640,749 shares)                                -                 -               -         (19,756)
Exercise of stock options                            -                 -            (758)          1,064
Cash dividend ($0.16 per share)                      -                 -          (1,652)              -
Recognition plan shares vested                       -                 -               -               -
Tax benefit from stock
     related compensation                            -               272               -               -
Repayment of ESOP borrowings                         -                 -               -               -
Purchase of American Equity                          -             2,187               -          11,184
Stock split fractional shares                        -               (11)              -               -

---------------------------------------------------------------------------------------------------------
 Balance at March 31, 1996                       1,250            49,461         100,191         (29,298)
                                              ===========================================================
Comprehensive income:
Net income                                           -                 -          13,948               -
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $60,000               -                 -               -               -
Comprehensive income
Purchase of treasury stock
     (397,399 shares)                                -                 -               -         (14,221)
Exercise of stock options                            -                 -          (1,180)          1,582
Cash dividend ($0.24 per share)                      -                 -          (2,224)              -
Recognition plan shares vested                       -                 -               -               -
Tax benefit from stock
      related compensation                           -               357               -               -
Repayment of ESOP borrowings                         -                 -               -               -

---------------------------------------------------------------------------------------------------------
 Balance at March 31, 1997                       1,250            49,818         110,735         (41,937)
                                              ===========================================================
Comprehensive income:
Net income                                           -                 -          20,501               -
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $1,060,000            -                 -               -               -
Comprehensive income
Purchase of treasury stock
     (256,550 shares)                                -                 -               -          (9,567)
Exercise of stock options                            -                 -          (2,811)          3,544
Cash dividend ($0.31 per share)                      -                 -          (2,810)              -
Recognition plan shares vested                       -                 -               -               -
Tax benefit from stock
      related compensation                           -               516               -               -
Borrowing - ESOP                                     -                 -               -               -
Repayment of ESOP borrowings                         -                 -               -               -
---------------------------------------------------------------------------------------------------------
 Balance at March 31, 1998                    $  1,250         $  50,334       $ 125,615       $ (47,960)
                                              ===========================================================

                                                                COMMON STOCK       NET
                                                               PURCHASED BY    UNREALIZED
                                                 BORROWING -    RECOGNITION     GAIN (LOSS)
                                                    ESOP           PLANS           AFS             TOTAL
                                                -----------------------------------------------------------
                                                    (Dollars in thousands except per share data)
Balance at March 31, 1995                       $   (1,200)     $  (1,534)     $     (646)     $   111,187
Comprehensive income:                                    -
     Net income                                          -              -               -           14,507
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $55,000                   -              -             (82)             (82)
                                                                                               -----------
Comprehensive income                                                                                14,425
Purchase of treasury stock
     (640,749 shares)                                    -              -               -          (19,756)
Exercise of stock options                                -              -               -              306
Cash dividend ($0.16 per share)                          -              -               -           (1,652)
Recognition plan shares vested                           -            246               -              246
Tax benefit from stock
     related compensation                                -              -               -              272
Repayment of ESOP borrowings                           928              -               -              928
Purchase of American Equity                           (656)          (258)              -           12,457
Stock split fractional shares                            -              -               -              (11)

----------------------------------------------------------------------------------------------------------
 Balance at March 31, 1996                            (928)        (1,546)           (728)         118,402
                                                ==========================================================
Comprehensive income:
Net income                                               -              -               -           13,948
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $60,000                   -              -              (5)              (5)
                                                                                               -----------
Comprehensive income                                                                                13,943
Purchase of treasury stock
     (397,399 shares)                                    -              -               -          (14,221)
Exercise of stock options                                -              -               -              402
Cash dividend ($0.24 per share)                          -              -               -           (2,224)
Recognition plan shares vested                           -            300               -              300
Tax benefit from stock
      related compensation                               -              -               -              357
Repayment of ESOP borrowings                           928              -               -              928

----------------------------------------------------------------------------------------------------------
 Balance at March 31, 1997                               -         (1,246)           (733)         117,887
                                                ==========================================================
Comprehensive income:
Net income                                               -              -               -           20,501
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $1,060,000                -              -           1,674            1,674
                                                                                               -----------
Comprehensive income                                                                                22,175
Purchase of treasury stock
     (256,550 shares)                                    -              -               -           (9,567)
Exercise of stock options                                -              -               -              733
Cash dividend ($0.31 per share)                          -              -               -           (2,810)
Recognition plan shares vested                           -            396               -              396
Tax benefit from stock
      related compensation                               -              -               -              516
Borrowing - ESOP                                    (2,069)             -               -           (2,069)
Repayment of ESOP borrowings                           690              -               -              690

----------------------------------------------------------------------------------------------------------
 Balance at March 31, 1998                      $   (1,379)     $    (850)     $      941      $   127,951
                                                ==========================================================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED MARCH 31,
                                                                        ----------------------------------------------------------
                                                                             1998                   1997               1996
                                                                        ----------------------------------------------------------
                                                                                               (In Thousands)
OPERATING ACTIVITIES
 Net income                                                             $       20,501          $      13,948     $        14,507
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans and foreclosed properties                         325                  1,000                 675
   Provision for depreciation and amortization                                   2,262                  2,122               1,885
   Net proceeds from origination and sale of loans held for sale                19,367                  9,845              (1,817)
   Net gain on sales of assets                                                  (3,306)                (1,241)               (892)
   Increase in accrued interest receivable                                        (146)                (2,180)             (2,367)
   Increase in accrued interest payable                                          1,483                  2,067                 442
   Increase (decrease) in accounts payable                                       3,548                 (1,821)              2,392
   Other                                                                         3,466                 (3,882)              1,410
                                                                        --------------          -------------     ---------------
    Net cash provided by operating activities                                   47,500                 19,858              16,235


INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                19,745                 39,809              50,562
 Proceeds from maturities of investment securities                              52,978                 11,099               8,125
 Purchase of investment securities available for sale                          (69,824)               (55,328)            (62,646)
 Purchase of investment securities held to maturity                            (15,015)                (5,949)             (2,500)
 Proceeds from sales of mortgage-related securities
  available for sale                                                             1,280                  5,617               9,107
 Purchase of mortgage-related securities available for sale                     (4,741)                (2,057)             (5,340)
 Purchase of mortgage-related securities held to maturity                       (4,670)               (26,725)            (11,561)
 Principal collected on mortgage-related securities                             42,179                 58,554              44,734
 Net increase in loans receivable                                             (163,269)              (157,684)           (146,808)
 Purchase of office properties and equipment                                    (2,317)                (2,156)             (2,485)
 Sales of office properties and equipment                                           98                    324                 214
 Sales of real estate                                                           14,054                 15,767               3,407
 Purchase of real estate held for sale                                          (7,756)               (21,228)            (10,374)
 Decrease (increase) in capitalized expense on real estate                       1,104                    (64)             (1,368)
                                                                        --------------          -------------     ---------------
  Net cash used by investing activities                                       (136,154)              (140,021)           (126,933)

                                                                                               YEAR ENDED MARCH 31,
                                                                               -----------------------------------------------------
                                                                                   1998               1997                1996
                                                                               -----------------------------------------------------
                                                                                                  (In Thousands)
FINANCING ACTIVITIES
 Net increase in deposit accounts                                               $    78,450       $     69,820       $       77,955
 Decrease in advance payments by borrowers
   for taxes and insurance                                                             (720)              (263)                (813)
 Proceeds from notes payable to Federal Home Loan Bank                              513,500            525,496              407,250
 Repayment of notes payable to Federal Home Loan Bank                              (488,870)          (468,200)            (391,195)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                       3,599             (8,247)              41,982
 Increase (decrease) in other loans payable                                          (5,209)            11,008                7,031
 Treasury stock purchased                                                            (9,567)           (14,221)             (19,756)
 Cash acquired as a result of acquisition                                                 -                  -                3,486
 Stock options exercised                                                                733                402                  306
 Payments of cash dividends to stockholders                                          (2,810)            (2,224)              (1,652)
 Cash repayment of ESOP borrowing                                                       690                928                  928
                                                                                -----------       ------------       --------------
   Net cash provided by financing activities                                         89,796            114,499              125,522
                                                                                -----------       ------------       --------------
   Net increase (decrease) in cash and cash equivalents                               1,142             (5,664)              14,824
 Cash and cash equivalents at beginning of year                                      38,025             43,689               28,865
                                                                                -----------       ------------       --------------
   Cash and cash equivalents at end of year                                     $    39,167       $     38,025       $       43,689
                                                                                ===========       ============       ==============
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                           $    88,118       $     83,070       $       74,536
  Income taxes                                                                       10,155              7,648                8,370
  Mortgage loans originated for sale                                                333,930             96,996              180,055
  Sale of mortgage loans loans held for sale                                        353,297            106,841              178,238

Non-cash transactions:
 Mortgage loans transferred to loans held for sale and other adjustments             32,079             56,163               77,973
 Loans transferred to foreclosed properties                                           4,765              1,903                1,614
 Mortgage loans held for investment converted into
  mortgage-backed securities held to maturity                                             -                  -               96,772
 Mortgage-related securities transferred to
  available for sale (at amortized cost)                                                  -                  -               90,376
 American Equity BanCorp purchase:
  Loans held for sale                                                                     -                  -               (5,969)
  Loans receivable                                                                        -                  -              (85,244)
  Other                                                                                   -                  -                  (17)
  Deposits                                                                                -                  -               64,803
  Notes payable to Federal Home Loan Bank                                                 -                  -               26,314

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS Anchor BanCorp Wisconsin Inc. (the "Corporation") is a Wisconsin corporation incorporated in 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, S.S.B. (the "Bank"), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation created a non-banking subsidiary in fiscal 1996, Investment Directions, Inc. (IDI), which has invested in various limited partnerships. IDI created a wholly-owned subsidiary in fiscal 1997, Nevada Investment Directions, Inc., ("NIDI"), which has also invested in various limited partnerships.

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

Realized gains and losses, and declines in value judged to be other than temporary, are included in "Net gain (loss) on sale of securities" in the consolidated statements of income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE Loans held for sale generally consist of the current originations of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at the lower of aggregate cost or market value. Fees received from the borrower and direct costs to originate are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS On April 1, 1996, the Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," which provides for the recognition of loan servicing rights as an asset when loans are sold with servicing rights retained. The adoption of SFAS No. 122 resulted in an increase in net income of $1.0 million for the year ended March 31, 1997.

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

INTEREST ON LOANS   Loans are placed on non-accrual status when, in the
judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from income. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $247,000 and $670,000 were established at March 31, 1998 and 1997, respectively, for interest on non-accrual status loans.

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

ALLOWANCES FOR LOSSES Allowances for losses on loans and foreclosed properties are maintained at a level believed adequate by management to absorb losses in the respective portfolios. Management's evaluation of the allowance for loss considers various factors including, but not limited to, general economic conditions, the level of troubled assets, expected future cash flows, loan portfolio composition, prior loss experience, estimated sales price of the collateral, holding and selling costs and regulatory agencies. The evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions.

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

DEPRECIATION AND AMORTIZATION The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

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

EARNINGS PER SHARE On April 1, 1997, the corporation adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128, the corporation changed the method used to compute earnings per share and restated all prior periods. The corporation now reports basic and diluted earnings per share in place of primary amd fully diluted earnings per share. The computation of basic earnings per share excluded the dilutive effect of common stock equivalents. Stock options issued to employees and directors represent the only common stock equivalent of the corporation. Diluted earnings per share reflect the potential dilutive effect of stock options computed using the treasury stock method. The resulting number of shares used in computing basic earnings per share for the years ended March 31, 1998, 1997 and 1996 is 9,046,523, 9,319,336 and 10,233,418, respectively. The resulting number of shares used in computing fully diluted earnings per share for the years ended March 31, 1998, 1997 and 1996 is 9,674,499, 9,854,780 and 10,738,092, respectively.

NEW ACCOUNTING STANDARDS   The company adopted SFAS No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of SFAS no. 125 did not have a material effect on the Corporation's financial condition or results of operations.

As of January 1, 1998, the corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign unrealized gains or losses (the latter of which is not applicable to the Corporation), which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The corporation is not required to disclose segment information in accordance with Statement 131 until March 31, 1999.

RECLASSIFICATIONS Certain 1997 and 1996 accounts have been reclassified to conform to the 1998 presentations. All share and per share amounts for 1997 and 1996 have been adjusted to reflect the two-for-one stock split distributed in August 1997. Cash dividends per share were also restated.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                                     GROSS                GROSS
                                                              AMORTIZED           UNREALIZED           UNREALIZED         ESTIMATED
                                                                COST                 GAINS               LOSSES           FAIR VALUE
                                                            ------------------------------------------------------------------------
AT MARCH 31, 1998:
Available for Sale:
  U.S. Government and federal agency obligations            $      21,821       $       94            $    (56)       $      21,859
  Mutual funds                                                     14,099               11                  (6)              14,104
  Corporate stock and other                                         2,747              855                 (10)               3,592
                                                            -------------       ----------            --------        -------------
                                                            $      38,667       $      960            $    (72)       $      39,555
                                                            =============       ==========            ========        =============
Held to Maturity:
  U.S. Government and federal agency obligations            $      17,587       $       35            $    (40)       $      17,582
                                                            =============       ==========            ========        =============

AT MARCH 31, 1997:
Available for Sale:
  U.S. Government and federal agency obligations            $      26,877       $       15            $   (375)       $      26,517
  Mutual funds                                                      6,068                -                  (2)               6,066
  Corporate stock and other                                         2,685              301                   -                2,986
                                                            -------------       ----------            --------        -------------
                                                            $      35,630       $      316            $   (377)       $      35,569
                                                            =============       ==========            ========        =============
Held to Maturity:
  U.S. Government and federal agency obligations            $       7,947       $        1            $    (58)       $       7,890
                                                            =============       ==========            ========        =============

Proceeds from sales of investment securities available for sale during the years ended March 31, 1998, 1997 and 1996 were $19,745,000, $39,809,000 and
$50,562,000, respectively.  Gross gains of $3,000, $16,000 and $31,000 were realized on sales in 1998, 1997 and 1996, respectively. Gross losses of $28,000 were realized in 1996.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 1998 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Government agency securities subject to three and six month calls amount to $3.5 million and $3.0 million, respectively, at March 31, 1998.

                                                           AVAILABLE FOR SALE                    HELD TO MATURITY
                                                      -----------------------------------------------------------------
                                                        AMORTIZED          FAIR               AMORTIZED         FAIR
                                                          COST            VALUE                  COST          VALUE
                                                      -----------------------------------------------------------------
Due in one year or less                               $      22,022    $     22,020          $          -    $        -
Due after one year through five years                        13,398          13,447                11,258        11,275
Due after five years                                            500             495                 6,329         6,307
Corporate stock                                               2,747           3,593                     -             -
                                                      -------------    ------------          ------------    ----------
                                                      $      38,667    $     39,555          $     17,587    $   17,582
                                                      =============    ============          ============    ==========

NOTE 3 - MORTGAGE-RELATED SECURITIES

Mortgage-related securities are backed by governmental agencies, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. CMO's and REMICS have estimated average lives of five years or less.

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

                                                                    GROSS            GROSS
                                                  AMORTIZED       UNREALIZED       UNREALIZED
                                                    COST            GAINS            LOSSES         FAIR VALUE
                                               ------------------------------------------------------------------
AT MARCH 31, 1998:
Available for Sale:
  CMO's and REMICS                             $         1,112   $          -    $           (1)   $      1,111
  Mortgage-backed securities                            65,729            732               (46)         66,415
                                               ---------------   ------------    --------------    ------------
                                               $        66,841   $        732    $          (47)   $     67,526
                                               ===============   ============    ==============    ============
Held to Maturity:
  CMO's and REMICS                             $        23,515   $        101    $          (71)   $     23,545
  Mortgage-backed securities                           103,724          1,076              (212)        104,588
                                               ---------------   ------------    --------------    ------------
                                               $       127,239   $      1,177    $         (283)   $    128,133
                                               ===============   ============    ==============    ============


AT MARCH 31, 1997:
Available for Sale:
  CMO's and REMICS                             $         2,164   $          -    $          (23)   $      2,141
  Mortgage-backed securities                            79,234            168            (1,243)         78,159
                                               ---------------   ------------    --------------    ------------
                                               $        81,398   $        168    $       (1,266)   $     80,300
                                               ===============   ============    ==============    ============
Held to Maturity:
  CMO's and REMICS                             $        30,961   $          4    $         (403)   $     30,562
  Mortgage-backed securities                           129,140            342            (2,219)        127,263
                                               ---------------   ------------    --------------    ------------
                                               $       160,101   $        346    $       (2,622)   $    157,825
                                               ===============   ============    ==============    ============

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 1998, 1997 and 1996 were $1,280,000, $5,617,000 and
$9,107,000, respectively. Gross gains of $38,000 and  $248,000 were realized on
sales in 1998 and 1996, respectively.   No losses were realized in 1998.  Gross
losses of $4,000 were realized in 1996. No gains or losses were realized on sales of mortgage-related securities in 1997.

NOTE 4 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):

                                                                          MARCH 31,
                                                       -----------------------------------------------
                                                             1998                       1997
                                                       -----------------------------------------------
FIRST MORTGAGE LOANS:
  Single-family residential                            $        817,763          $           731,732
  Multi-family residential                                      177,350                      164,729
  Commercial real estate                                        183,914                      171,186
  Construction                                                  120,376                      106,536
  Land                                                           12,503                       15,730
                                                       ----------------          -------------------
                                                              1,311,906                    1,189,913
Second mortgage loans                                           183,874                      176,348
Education loans                                                 121,306                      112,420
Commercial business loans and leases                             30,244                       29,022
Credit card and other consumer loans                             32,841                       34,682
                                                       ----------------          -------------------
                                                              1,680,171                    1,542,385
Less:
  Undisbursed loan proceeds                                      62,756                       54,002
  Allowance for loan losses                                      21,833                       22,750
  Unearned loan fees                                              3,839                        3,373
  Discount on purchased loans                                       625                          748
  Unearned interest                                                  29                           89
                                                       ----------------          -------------------
                                                                 89,082                       80,962
                                                       ----------------          -------------------
                                                       $      1,591,089          $         1,461,423
                                                       ================          ===================

A summary of the activity in the allowance for loan losses follows (in thousands):

                                                          YEAR ENDED MARCH 31,
                                            -------------------------------------------------
                                                1998             1997              1996
                                            -------------------------------------------------
Balance at beginning of year                $      22,750     $    22,807      $     22,429
Acquired bank's allowance                               -               -               550
Provisions                                            300             500               475
Charge-offs                                        (2,196)           (980)             (998)
Recoveries                                            979             423               351
                                            -------------     -----------      ------------
 Balance at end of year                     $      21,833     $    22,750      $     22,807
                                            =============     ===========      ============

A substantial portion of the Bank's loans are collateralized by real estate in and around Dane County, Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $1,108,839,000 and $1,101,211,000 at March 31, 1998 and
1997, respectively.

Mortgage servicing rights, included in other assets, of $2,360,000 and $1,370,000, were capitalized during the years ended March 31, 1998 and 1997, respectively. Amortization of mortgage servicing rights was $793,000 and $148,000 for the years ended March 31, 1998 and 1997, respectively.

NOTE 5 - FORECLOSED PROPERTIES AND REPOSSESSED ASSETS

Foreclosed properties, repossessed assets and properties subject to redemption had a cost of $5,048,000 and $5,300,000 at March 31, 1998 and 1997,
respectively. At March 31, 1998 and 1997, an allowance for losses of $325,000 and $1,078,000, respectively, related to these assets.

The activity in the allowance for losses on foreclosed properties and repossessed assets was as follows (in thousands):

                                                       YEAR ENDED MARCH 31,
                                          -------------------------------------------------
                                             1998              1997              1996
                                          -------------------------------------------------
Balance at beginning of year              $     1,078      $         717     $        787
Provision                                          25                500              200
Charge-offs                                      (778)              (139)            (270)
                                          -----------      -------------     ------------
    Balance at end of year                $       325      $       1,078     $        717
                                          ===========      =============     ============

Provision for losses on foreclosed properties and repossessed assets are included in "Net Cost (income) from operations of foreclosed properties" in the consolidated statements of income.


NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):

                                                                           March 31,
                                                                ---------------------------------
                                                                   1998                 1997
                                                                ---------------------------------
Land and land improvements                                      $     3,942          $     3,949
Office buildings                                                     18,225               17,292
Furniture and equipment                                              17,035               15,812
Leasehold improvements                                                2,198                2,141
                                                                -----------          -----------
                                                                     41,400               39,194
Less allowance for depreciation and amortization                     22,760               20,532
                                                                -----------          -----------
                                                                $    18,640          $    18,662
                                                                ===========          ===========

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                MARCH 31,
                                                        ------------------------
                                                            1998          1997
                                                        ------------------------

Negotiable order of withdrawal ("NOW") accounts:        $  165,485    $  136,040
Money market accounts                                      193,244       168,970
Passbook accounts                                          100,513       100,124
Certificates of deposit                                    923,905       899,564
                                                        ----------    ----------
                                                         1,383,147     1,304,698
Accrued interest on deposits                                 9,325         7,747
                                                        ----------    ----------
                                                        $1,392,472    $1,312,445
                                                        ==========    ==========


A summary of annual maturities of certificates of deposit follows (in thousands):

      MATURES DURING YEAR ENDED MARCH 31,     AMOUNT
--------------------------------------------------------------------
                        1999                 $749,478
                        2000                  110,792
                        2001                   44,977
                        2002                    6,299
                    Thereafter                 12,359
                                             $923,905

At March 31, 1998 and 1997, certificates of deposit with balances greater than or equal to $100,000 amounted to $124,435,000 and $103,991,000, respectively.


NOTE 8 - BORROWINGS

The Bank enters into sales of securities under agreements to repurchase the securities ("reverse repurchase agreements"). These agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of securities underlying the agreements remaining in the asset accounts. The securities underlying the agreements are held by the counter-party brokers in the Bank's account. At March 31, 1998 and 1997, liabilities recorded under agreements to repurchase were $42,935,000 and $39,335,000, respectively. The reverse repurchase agreements had a weighted-average interest rate of 5.60% and 5.43% at March 31, 1998 and 1997, respectively, and mature within one year of the fiscal year-end. Based upon month-end balances, securities sold under agreements to repurchase averaged $22,923,000 and $63,189,000 during 1998 and 1997, respectively. The maximum outstanding at any month-end was $45,214,000 and $67,316,000 during 1998 and 1997, respectively. The agreements were collateralized by mortgage-backed securities available for sale and held to maturity with market values of $44,649,646 and $40,609,471 at March 31, 1998 and 1997, respectively.

Federal Home Loan Bank ("FHLB") advances and other loans payable consist of the following (dollars in thousands):

                                           MARCH 31, 1998        MARCH 31, 1997
                                          --------------------------------------
                   MATURES DURING                 WEIGHTED             WEIGHTED
                  YEAR ENDED MARCH 31,    AMOUNT   RATE        AMOUNT     RATE
                 --------------------------------------------------------------
FHI.B advances          1998                 --      --       $ 268,370   5.73%
                        1999            306,950     5.77%        79,950   5.73
                        2000             51,049     5.91         25,049   5.81
                        2001              8,296     5.88            796   6.24
                        2002              7,500     5.64             --     --
                        2008             25,000     4.84             --     --
Other loans payable    various           12,830     8.78         18,039   8.19
                                      ---------               ---------
                                      $ 411,625     5.82%     $ 392,204   5.85%
                                      =========    =====      =========   ====


The Bank is required to maintain unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these notes are collateralized by FHLB stock of $22,002,000 at March 31, 1998.


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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1998, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its regulators at March 31, 1998 (dollars in thousands):





                                                                                                     MINIMUM REQUIRED
                                                                         MINIMUM REQUIRED              TO BE WELL
                                                                           FOR CAPITAL               CAPITALIZED UNDER
                                               ACTUAL                   ADEQUACY PURPOSES            OTS REQUIREMENTS
                                    --------------------------------------------------------------------------------------
                                        AMOUNT         RATIO           AMOUNT     RATIO             AMOUNT        RATIO
                                    --------------------------------------------------------------------------------------
AS OF MARCH 31, 1998:
Tier 1 capital
  (to adjusted tangible assets)        $111,845       5.64%          $ 59,447      3.00%             $ 99,078       5.00%
Risk-based capital
  (to risk-based assets)                127,542      10.18            100,260      8.00               125,325      10.00
Tangible capital
  (to tangible assets)                  111,845       5.64             29,723      1.50                   N/A        N/A

AS OF MARCH 31, 1997:
Tier 1 capital
  (to adjusted tangible assets)         107,206       5.77             55,774      3.00                92,956       5.00
Risk-based capital
  (to risk-based assets)                121,429      10.69             90,882      8.00               113,602      10.00
Tangible capital
  (to tangible assets)                  107,206       5.77             27,887      1.50                   N/A        N/A

The following table reconciles stockholder equity to the component of regulatory capital at March 31, 1998 and 1997 (dollars in thousands):

                                                                         1998           1997
                                                                  ------------------------------
AS OF MARCH 31, 1998:
Stockholders' equity of the Corporation                               $ 127,951       $ 117,887
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                          (13,531)         (9,267)
                                                                      ---------       ---------
Stockholders' equity of the Bank                                        114,420         108,620
Less: Intangible assets and other non-includable assets                  (2,575)         (1,414)
                                                                      ---------       ---------
Tier 1 and tangible capital                                             111,845         107,206
Plus: Allowable general valuation allowances                             15,697          14,223
                                                                      ---------       ---------
Risk based capital                                                      127,542         121,429
                                                                      =========       =========

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.


                        NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches the amounts contributed by each participating employee up to 2% of the employee's compensation and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $364,000, $335,000 and $307,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. In 1992, the ESOP borrowed $3,000,000 from the Corporation to purchase 375,000 common shares. The Bank repaid the borrowing and all shares associated with that borrowing were released in 1997. In 1998, the ESOP borrowed $2,069,000 from the Corporation to purchase 50,000 more common shares. The Bank has repaid $690,000 and 16,667 of the shares associated with this borrowing have been released. Any discretionary contributions to the ESOP and the shares calculated to be released from the suspense account have been allocated among participants on the basis of compensation. Forefeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for the fiscal years 1998, 1997 and 1996 was $686,000, $1,003,000 and $1,074,000, respectively.

The activity in the ESOP shares is as follows:


                                                                                         YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------------------
                                                                            1998                 1997                 1996
                                                                 ------------------------------------------------------------

Balance at beginning of year                                                790,356              819,282            754,950
Additional shares purchased                                                  64,017                    -             73,582
Shares distributed for terminations                                         (18,576)             (14,210)                 -
Sale of shares for cash distributions                                       (60,206)             (14,716)            (9,250)
                                                                           --------             --------            -------
  Balance at end of year                                                    775,591              790,356            819,282
Allocated shares included above                                             742,258              790,356            659,240
                                                                           --------             --------           --------
  Unreleased shares                                                          33,333                    -            160,042
                                                                           ========             ========           ========

During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 250,000 shares of common stock. Of these shares, 4,600, 5,600 shares and 2,400 shares were granted during the years ended March 31, 1998, 1997 and 1996, respectively, to employees in management positions. This was done in order to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $175,000, $334,000 and $287,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Shares vested during the years ended March 31, 1998, 1997 and 1996 and distributed to the employees totalled 62,800, 60,082 and 60,082 respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date on the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Corporation has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The Corporation's pro forma net income and pro forma primary earnings per share for fiscal 1998, 1997, and 1996 were not materially different from the net income and basic earnings per share disclosed in the consolidated statements of income.

A summary of stock options activity follows:


                                                                         YEAR ENDED MARCH 31,
                                          --------------------------------------------------------------------------
                                                   1998                        1997                        1996
                                          --------------------------------------------------------------------------
                                                           WEIGHTED                WEIGHTED                WEIGHTED
                                                           AVERAGE                  AVERAGE                 AVERAGE
                                             OPTIONS        PRICE      OPTIONS       PRICE     OPTIONS      PRICE
                                          --------------------------------------------------------------------------
Outstanding at beginning of year              1,139,968     $ 9.02    1,106,838     $ 7.74     767,500     $ 5.50
Granted                                         265,615      24.42      124,844      17.01     420,540      11.26
Exercised                                      (128,818)      5.42      (88,794)      4.27     (73,702)      4.15
Forfeited                                            --       0.00       (2,920)     10.34      (7,500)     10.04
                                                     --               ---------              ---------
Outstanding at end of year                    1,276,765      12.57    1,139,968       9.02   1,106,838       7.74
                                              =========               =========              =========

Options exercisable at year-end                 966,391                 315,962                520,658
                                              =========               =========              =========


The range of exercise prices of options exercisable at March 31, 1998 was $4.00 to $25.98. At March 31, 1998, options for 570,972 shares were available for future grants. The weighted remaining contractual life of outstanding options at March 31, 1998 is 6.7 years.

The Corporation has two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 1998, 1997 and 1996 was $39,000, $358,000 and $134,000, respectively. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 1998, 1997 and 1996 was $312,000, $330,000 and $534,000, respectively.


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

The provision (benefit) for income taxes consists of the following (in thousands):


                                                                 YEAR ENDED MARCH 31,
                                                  1998                   1997                   1996
                                             ----------------------------------------------------------
Current:
 Federal                                         $ 9,829                $ 6,282                $ 6,629
 State                                             1,429                  1,362                  1,038
                                                 -------                -------                -------
                                                  11,258                  7,644                  7,667

Deferred:
 Federal                                           1,042                   321                     276
 State                                               187                  (433)                     16
                                                 -------                ------                 -------
                                                   1,229                  (112)                    292
                                                 -------                ------                 -------
                                                 $12,487                $ 7,532                $ 7,959
                                                 =======                =======                =======


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):



                                                                       YEAR ENDED MARCH 31,
                                                    1998                   1997                   1996
                                               ----------------------------------------------------------
Income before income taxes                         $ 32,988                $21,480               $22,466
Income tax expense at federal statutory            ========                =======               =======
rate of 35%                                          11,546                  7,518                 7,863

State income taxes, net of federal income
tax benefits                                       $  1,050                $   604               $   725

Reduction in valuation allowance                          -                   (638)                 (600)
Other                                                  (109)                    48                   (29)
                                                    -------                -------                -------
Income tax provision                               $ 12,487                $ 7,532               $ 7,959
                                                   ========                =======               ========



Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):



                                                                      AT MARCH 31,
                                                    1998                   1997                   1996
                                                ---------------------------------------------------------
Deferred tax assets:
 Allowances for losses                             $ 7,020                 $7,587                $ 8,313
 Other                                               2,530                  2,495                  2,185
                                                   -------                 ------                -------
  Total deferred tax assets                          9,550                 10,082                 10,498
 Valuation allowance                                    -                      --                   (638)
                                                        --                 ------                -------
  Adjusted deferred tax assets                       9,550                 10,082                  9,860

Deferred tax liabilities:
 Other                                              (3,153)                (1,396)                (1,233)
                                                   -------                 ------                -------
  Total deferred tax liabilities                    (3,153)                (1,396)                (1,233)
                                                   -------                 ------                -------

  Total deferred tax assets                        $ 6,397                 $8,686                $ 8,627
                                                   =======                 ======                =======



NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, loans sold with recourse against the Corporation and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):


                                                      MARCH 31,
                                    -------------------------------------------
                                          1998                        1997
                                    -------------------------------------------
Commitments to extend credit:
  Fixed rate                              32,700                   $ 12,200
  Adjustable rate                         33,100                     13,600
Unused lines of credit:
  Home equity                             23,100                     20,600
  Credit cards                            19,900                     16,700
  Commercial                              15,100                     13,900
Letters of credit                         17,400                     13,800
Loans sold with recourse                   1,900                      2,100




Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totalled $18,060,000 and $5,348,000 at March 31, 1998 and 1997, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 1998 and 1997 amounted to $41,208,000 and $15,462,000, respectively.

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

OFF-BALANCE SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance sheet items approximates the recorded amounts of the related fees and is not material at March 31, 1998 and 1997.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):


                                                                                     MARCH 31,
                                                   ----------------------------------------------------------------------------
                                                                   1998                                     1997
                                                   ----------------------------------------------------------------------------
                                                        CARRYING                FAIR               CARRYING            FAIR
                                                         AMOUNT                VALUE                AMOUNT            VALUE
                                                   ----------------------------------------------------------------------------
Cash equivalents                                     $     39,167         $     39,167           $    38,025     $      38,025
 Investment securities                                     57,142               57,137                43,516            43,459
 Mortgage-related securities                              194,765              195,659               240,401           238,125
Loans held for sale                                        18,060               18,060                 5,648             5,348
Loans receivable                                        1,608,572            1,615,590             1,484,173         1,453,632
Mortgage servicing rights                                   3,237                2,787                 1,109             1,221
Federal Home Loan Bank stock                               22,002               22,840                18,981            18,981
Accrued interest receivable                                13,875               13,875                13,729            13,729
Deposits                                                1,383,148            1,366,346             1,304,698         1,306,557
Federal Home Loan Bank and other borrowings               398,795              397,787               392,204           389,848
Reverse repurchase agreements                              42,935               42,915                39,335            39,313
Accrued interest payable                                   11,410               11,410                 9,926             9,926

              NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS (in thousands):


                                                                        MARCH 31,
                                                        -----------------------------------------
                                                               1998                       1997
                                                        -----------------------------------------
ASSETS
Cash and cash equivalents                                   $     843                  $   1,408
Investment in subsidiaries                                    120,312                    114,689
Securities available for sale                                   2,597                      1,992
Loans receivable, net                                               -                        674
Other                                                           7,761                      8,793
                                                            ---------                  ---------
  Total assets                                              $ 131,513                  $ 127,556
                                                            =========                  =========

LIABILITIES
Loans payable                                               $   2,000                  $   8,500
Other liabilities                                               1,562                      1,169
                                                            ---------                  ---------
  Total liabilities                                             3,562                      9,669
                                                            ---------                  ---------

STOCKHOLDERS' EQUITY
Total stockholders' equity                                    127,951                    117,887
                                                            ---------                  ---------
   Total liabilities and stockholders' equity               $ 131,513                  $ 127,556
                                                            =========                  =========



CONDENSED STATEMENTS OF INCOME (in thousands):


                                                                             YEAR ENDED MARCH 31,
                                                            --------------------------------------------------------
                                                                    1998                 1997                 1996
                                                            --------------------------------------------------------
Interest income                                                   $   901              $   605             $    713
Interest expense                                                      288                  364                   43
                                                                  -------              -------             --------
  Net interest income                                                 613                  241                  670
Equity in net income from subsidiaries                             20,332               13,550               13,978
Non-interest income                                                    29                  722                  527
                                                                  -------              -------             --------
                                                                   20,974               14,513               15,175
Non-interest expenses                                                 373                  298                  313
                                                                  -------              -------             --------
  Income before income taxes                                       20,601               14,215               14,862
Income taxes                                                          100                  267                  355
                                                                  -------              -------             --------
  Net income                                                      $20,501              $13,948             $ 14,507
                                                                  =======              =======             ========

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):


                                                                                         YEAR ENDED MARCH 31,
                                                                               ------------------------------------------
                                                                                      1998          1997          1996
                                                                               ------------------------------------------
OPERATING ACTIVITIES
 Net income                                                                         $ 20,501      $ 13,948      $ 14,507
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Equity in net income of subsidiaries                                              (20,333)      (13,550)      (13,978)
   Other                                                                                 618          (638)        1,041
                                                                                    --------      --------      --------
   Net cash provided (used) by operating activities                                      786          (240)        1,570

INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                                         -            99             -
 Purchase of investment securities available for sale                                   (306)         (898)         (791)
 Purchase of investment securities held to maturity                                        -             -           (96)
 Proceeds from sales of mortgage-related securities available for sale                   245             -         2,619
 Purchase of mortgage-related securities held to maturity                                  -             -             -
 Principal collected on mortgage-backed securities                                         -             2           282
 Net decrease (increase) in loans receivable                                            (674)          594        (3,683)
 Dividends from subsidiary                                                            16,573        11,528        13,805
 Other                                                                                   265            70        (4,375)
                                                                                    --------       -------      --------
  Net cash provided by investing activities                                           16,103        11,395         7,761

FINANCING ACTIVITIES
 Increase (decrease) in other loans payable                                           (6,500)        3,502         4,998
 Purchase of treasury stock                                                           (9,567)      (14,220)      (19,756)
 Exercise of stock options                                                               733           402           306
 Cash dividend paid                                                                   (2,810)       (2,224)       (1,652)
 Repayment of ESOP borrowings                                                            690           928           928
                                                                                    --------       -------      --------
  Net cash used by financing activities                                              (17,454)      (11,612)      (15,176)
                                                                                    --------       -------      --------
  Increase (decrease) in cash and cash equivalents                                      (565)         (457)       (5,845)
 Cash and cash equivalents at beginning of year                                        1,408         1,865         7,710
                                                                                    --------       -------       -------
  Cash and cash equivalents at end of year                                          $    843       $ 1,408       $ 1,865
                                                                                    ========       =======       =======

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


/s/   Ernst & Young LLP

April 29, 1998
Milwaukee, Wisconsin

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

 /s/   Michael W. Helser

Michael W. Helser
Treasurer and Chief Financial Officer

 /s/   Arlie M. Mucks, Jr.

Arlie M. Mucks, Jr.
Chairman, Audit Committee

April 29, 1998

QUARTERLY FINANCIAL INFORMATION


                                      MAR 31,    DEC 31,    SEP 30,   JUN 30,    MAR 31,    DEC 31,    SEP 30,    JUN 30,
                                       1998       1997      1997       1997       1997       1996       1996       1996
                                    ---------------------------------------------------------------------------------------
                                                                (In Thousands, Except Per Share Data)
Interest income:
Loans                                 $ 32,765   $ 32,405  $ 32,508   $ 31,330   $ 30,609   $ 30,069   $ 29,615   $ 29,725
Securities                               4,757      5,311     5,032      4,862      4,909      5,675      5,422      4,528
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Total interest income                  37,522     37,716    37,540     36,192     35,518     35,744     35,037     34,253
Interest expense:
Deposits                                16,207     16,240    15,998     15,700     15,294     15,662     14,991     14,467
Borrowings and other                     6,119      6,451     6,560      6,326      5,881      6,335      6,345      5,741
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Total interest expense                 22,326     22,691    22,558     22,026     21,175     21,997     21,336     20,208
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Net interest income                    15,196     15,025    14,982     14,166     14,343     13,747     13,701     14,045
Provision for loan losses                  165        110        25         -         500         -          -          -
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Net interest income after
  provision for loan losses             15,031     14,915    14,957     14,166     13,843     13,747     13,701     14,045

Loan servicing income                      798        806       781        760        750        763        752        704
Service charges on deposits                916      1,004     1,005        955        909        949        939        882
Net gain on sale of loans                1,232        903       639        467        369        447        251        157
Other non-interest income                  461        914      (102)       675        477      1,811      1,831      1,558
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Total non-interest income               3,407      3,627     2,323      2,857      2,505      3,970      3,773      3,301

Compensation                             5,774      4,717     4,826      4,830      5,280      5,328      5,196      5,487
Other non-interest expenses              4,472      4,608     4,378      4,689      3,729      5,067     12,598      4,720
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Total non-interest expenses            10,246      9,325     9,204      9,519      9,009     10,395     17,794     10,207
                                      --------   --------  --------   --------   --------   --------   --------   --------
 Income (loss) before income taxes       8,192      9,217     8,076      7,504      7,339      7,322       (320)     7,139
Income taxes (benefit)                   2,942      3,560     3,101      2,883      2,658      2,660       (390)     2,604
                                      --------   --------  --------   --------   --------   --------   --------   --------
    Net income                        $  5,250   $  5,657  $  4,975   $  4,621   $  4,681   $  4,662   $     70   $  4,535
                                      ========   ========  ========   ========   ========   ========   ========   ========

Earnings Per Share (1), (2):
  Basic                               $   0.58   $   0.62  $   0.55   $   0.51   $   0.51   $   0.51   $   0.01   $   0.47
  Diluted                                 0.54       0.58      0.51   $   0.48   $   0.49   $   0.48       0.01       0.45



(1) Per share data for all periods have been adjusted to reflect the 2-for-1 stock split distributed in August, 1997.
(2) The earnings per share amounts for all periods shown have been restated to conform with Statement of Financial Accounting Standards No. 128 (Earnings Per Share).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to pages 13 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 9 to 12 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to pages 23 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 1998.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

        The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated April 29, 1998 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

        Consolidated Balance Sheets at March 31, 1998 and 1997.

        Consolidated Statements of Income for each year in the three-year period ended March 31, 1998.

        Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 1998.

        Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 1998.

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

            10.18 AnchorBank, S.S.B. Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended March 31, 1994).

            10.19 Stockholder Rights Agreement, dated July 22, 1997 between the corporation and Firstar Trust Company, as Rights Agent (incorporated by reference to the Registrant's Report Form 8-K filed on July 28, 1997).

The Corporation's management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.18 above.

EXHIBIT NO. 11.  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and where necessary, restated to conform to the Statement 128 requirements.

The statement re: computation of per share earnings for fiscal year 1998 is as follows:


                                                                                  TWELVE MONTHS ENDED MARCH 31,
                                                                            ----------------------------------------
                                                                                1998                         1997
                                                                            -----------                  -----------
Numerator:
                          Net income                                        $20,501,410                  $13,948,054
                                                                            -----------                  -----------
                          Numerator for basic and diluted earnings
                            per share--income available to common
                            stockholders                                    $20,501,410                  $13,948,054
Denominator:
                          Denominator for basic earnings per
                            share--weighted-average shares                    9,046,523                    9,319,336
                          Effect of dilutive securities:
                            Employee stock options                              627,976                      535,444
                                                                            -----------                  -----------
                          Denominator for diluted earnings per
                            share--adjusted weighted-average
                            shares and assumed conversions                    9,674,499                    9,854,780
                                                                            ===========                  ===========
Basic earnings per share                                                    $      2.27                  $      1.50
                                                                            ===========                  ===========
Diluted earnings per share                                                  $      2.12                  $      1.42
                                                                            ===========                  ===========

EXHIBIT NO. 21.  SUBSIDIARIES OF THE REGISTRANT

         Subsidiary information is incorporated herein by reference to "Part I, Item 1, Business-General" and "Part I, Item 1,
         Business-Subsidiaries."

EXHIBIT NO. 23.  CONSENT OF ERNST & YOUNG LLP

         The consent of Ernst & Young LLP is included herein as an exhibit to this Report.

EXHIBIT NO. 27.    FINANCIAL DATA SCHEDULES

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


                                           ANCHOR BANCORP WISCONSIN INC.


                                           By: /s/ Douglas J. Timmerman
                                               --------------------------------
                                               Douglas J. Timmerman
                                               Chairman of the Board, President
                                               and Chief Executive Officer



                                           Date: May 27, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:  /s/ Douglas J. Timmerman          By: /s/ Michael W. Helser
     --------------------------------      -------------------------------------
     Douglas J. Timmerman                  Michael W. Helser
     Chairman of the Board, President      Treasurer and Chief Financial Officer
     and Chief Executive Officer           (principal financial and
     (principal executive officer)         accounting officer)
     Date:  May 27, 1998                   Date:  May 27, 1998

By: /s/      Robert C. Buehner         By: /s/      Greg M. Larson
    ---------------------------------      -------------------------------------
    Robert C. Buehner                      Greg M. Larson
    Director                               Director
    Date:  May 27, 1998                    Date:  May 27, 1998



By: /s/      Arlie M. Mucks, Jr.       By: /s/      Pat Richter
    ---------------------------------      -------------------------------------
    Arlie M. Mucks, Jr.                    Pat Richter
    Director                               Director
    Date:  May 27, 1998                    Date:  May 27, 1998



By: /s/      Bruce A. Robertson        By: /s/      Holly Cremer Berkenstadt
    ---------------------------------      -------------------------------------
    Bruce A. Robertson                     Holly Cremer Berkenstadt
    Director                               Director
    Date:  May 27, 1998                    Date:  May 27, 1998



By: /s/      Donald D. Kropidlowski
    ---------------------------------
    Donald D. Kropidlowski
    Director
    Date:  May 27, 1998