Form 10-Q
period 1998-06-30
ANCHOR BANCORP WISCONSIN INC
filed 1998-08-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       -------------------  ------------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                Wisconsin                                  39-1726871
                ---------                                  ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                      53703
         ------------------                                      -----
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

                      Class: Common stock -- $.10 Par Value


           Number of shares outstanding as of July 31, 1998: 8,889,900

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of June 30, 1998
                              and March 31, 1998                                                              2

                              Consolidated Statements of Income for the Three
                              Months Ended June 30, 1998 and 1997                                             3

                              Consolidated Statements of Cash Flows for the Three Months
                              Ended June 30, 1998 and 1997                                                    4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis

                              Results of Operations                                                           9

                              Financial Condition                                                            12

                              Asset Quality                                                                  13

                              Liquidity & Capital Resources                                                  16

                              Asset/Liability Management                                                     18

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             20


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      20
         Item 2       Changes in Securities                                                                  20
         Item 3       Defaults upon Senior Securities                                                        20
         Item 4       Submission of Matters to Vote of Security Holders                                      20
         Item 5       Other Information                                                                      20
         Item 6       Exhibits and Reports on Form 8-K                                                       21

SIGNATURES                                                                                                   22


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                               JUNE 30,          MARCH 31,
                                                                                 1998              1998
                                                                             --------------------------------
                                                                                     (In Thousands)
ASSETS
Cash                                                                           $    31,981       $    31,999
Interest-bearing deposits                                                           25,798             7,168
                                                                               -----------       -----------
  Cash and cash equivalents                                                         57,779            39,167
Investment securities available for sale                                            51,836            39,555
Investment securities held to maturity (fair value of $13,327 and
  $17,600, respectively)                                                            13,316            17,587
Mortgage-related securities available for sale                                      61,437            67,526
Mortgage-related securities held to maturity (fair value of $113,087
  and $128,100, respectively)                                                      112,282           127,239
Loans receivable, net:
  Held for sale                                                                     11,441            18,060
  Held for investment                                                            1,653,411         1,591,089
Foreclosed properties and repossessed assets, net                                    2,669             4,723
Real estate held for development and sale                                           25,537            22,630
Office properties and equipment                                                     18,314            18,640
Federal Home Loan Bank stock--at cost                                               21,340            22,002
Accrued interest on investments and loans                                           12,443            13,875
Prepaid expenses and other assets                                                   15,830            17,214
                                                                               -----------       -----------
     Total assets                                                              $ 2,057,635       $ 1,999,307
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $ 1,431,288       $ 1,392,472
Federal Home Loan Bank and other borrowings                                        441,765           411,625
Reverse repurchase agreements                                                       22,758            42,935
Advance payments by borrowers for taxes and insurance                               13,553             6,955
Other liabilities                                                                   17,504            17,369
                                                                               -----------       -----------
     Total liabilities                                                           1,926,868         1,871,356
                                                                               -----------       -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                            -                 -
Common stock, $.10 par value, 20,000,000 shares
 authorized, 12,499,324 shares issued                                                1,250             1,250
Additional paid-in capital                                                          50,398            50,334
Retained earnings                                                                  130,203           125,615
Less:   Treasury stock (3,579,143 shares and 3,536,730 shares,
               respectively), at cost                                              (49,795)          (47,959)
           Borrowings of Employee Stock Ownership Plan                              (1,379)           (1,379)
           Common stock purchased by recognition plans                                (766)             (851)
           Net unrealized gain (loss) on securities available for sale,
               net of tax                                                              856               941
                                                                               -----------       -----------
     Total stockholders' equity                                                    130,767           127,951
                                                                               -----------       -----------
     Total liabilities and stockholders' equity                                $ 2,057,635       $ 1,999,307
                                                                               ============      ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                         THREE MONTHS ENDED JUNE 30,
                                                                     -------------------------------------
                                                                         1998                    1997
                                                                     -------------------------------------
                                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                    $ 34,249                $ 31,330
Mortgage-related securities                                                 2,943                   3,736
Investment securities                                                       1,267                     999
Interest-bearing deposits                                                      97                     127
                                                                         --------                --------
  Total interest income                                                    38,556                  36,192

INTEREST EXPENSE:
Deposits                                                                   16,511                  15,700
Notes payable and other borrowings                                          6,297                   6,223
Other                                                                         101                     103
                                                                         --------                --------
  Total interest expense                                                   22,909                  22,026
                                                                         --------                --------
  Net interest income                                                      15,647                  14,166
Provision for loan losses                                                     125                      -
                                                                         --------                --------
  Net interest income after provision for loan losses                      15,522                  14,166

NON-INTEREST INCOME:
Loan servicing income                                                         801                     760
Service charges on deposits                                                   989                     955
Insurance commissions                                                         356                     267
Gain on sale of loans                                                       1,641                     492
Net income from operations of real estate investment                          542                      94
Other                                                                          41                     289
                                                                         --------                --------
  Total non-interest income                                                 4,370                   2,857

NON-INTEREST EXPENSES:
Compensation                                                                5,496                   4,830
Occupancy                                                                     711                     828
Federal insurance premiums                                                    208                     210
Furniture and equipment                                                       852                     756
Data processing                                                               658                     635
Marketing                                                                     588                     566
Net cost (income) of operations of foreclosed properties                      (51)                      2
Other                                                                       1,548                   1,692
                                                                         --------                --------
  Total non-interest expenses                                              10,010                   9,519
                                                                         --------                --------
  Income before income taxes                                                9,882                   7,504
Income taxes                                                                3,763                   2,883
                                                                         --------                --------
  Net income                                                             $  6,119                $  4,621
                                                                         ========                ========

Earnings per share:
  Basic                                                                  $   0.71                $   0.51
  Diluted                                                                $   0.65                $   0.48


See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                        ----------------------------------
                                                                            1998               1997
                                                                        ----------------------------------
                                                                                  (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                   $ 6,119             $ 4,621
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans and foreclosed properties                        125                   -
   Provision for depreciation and amortization                                    599                 577
   Net proceeds from origination and sale of loans held for sale                9,088              12,236
   Net gain on sales of loans and securities                                   (1,641)               (492)
   Increase (decrease) in accrued interest receivable                            (634)                 68
   Decrease in accrued interest payable                                          (354)               (361)
   Decrease in accounts payable                                                  (500)               (154)
   Other                                                                        7,889               5,439
                                                                              -------             -------
    Net cash provided by operating activities                                  20,691              21,934


INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                2,668                 245
 Proceeds from maturities of investment securities                              6,101               1,000
 Purchase of investment securities available for sale                         (16,066)            (22,850)
 Purchase of investment securities held to maturity                              (750)             (4,249)
 Principal collected on mortgage-related securities                            17,654              10,832
 Net increase in loans receivable                                             (63,150)            (42,106)
 Purchase of office properties and equipment                                     (277)             (1,097)
 Sales of office properties and equipment                                          61                 594
 Sales of real estate                                                           3,003               3,168
 Purchase of real estate held for sale                                         (3,876)             (2,982)
                                                                              -------             -------
  Net cash used by investing activities                                       (54,632)            (57,445)

                              (Unaudited)


                                                                           THREE MONTHS ENDED JUNE 30,
                                                                        ----------------------------------
                                                                            1998               1997
                                                                        ----------------------------------
                                                                                 (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                $ 39,368            $ 14,234
 Increase in advance payments by borrowers
   for taxes and insurance                                                      6,598               6,955
 Proceeds from notes payable to Federal Home Loan Bank                        296,300             139,600
 Repayment of notes payable to Federal Home Loan Bank                        (269,300)           (120,600)
 Decrease in securities sold under agreements
  to repurchase                                                               (20,176)                (97)
 Increase (decrease) in other loans payable                                     3,130              (3,067)
 Treasury stock purchased                                                      (3,202)             (2,705)
 Reissuance of treasury stock for options                                         638                  41
 Payments of cash dividends to stockholders                                      (803)               (637)
   Net cash provided by financing activities                                   52,553              33,724
                                                                             --------            --------
   Net increase (decrease) in cash and cash equivalents                        18,612              (1,787)
 Cash and cash equivalents at beginning of year                                39,167              38,025
                                                                             --------            --------
   Cash and cash equivalents at end of year                                  $ 57,779            $ 36,238
                                                                             ========            ========

SUPPLEMENTARY CASH FLOW INFORMATION: Cash paid or credited to accounts:
  Interest on deposits and borrowings                                        $ 23,263            $ 22,730
  Income taxes                                                                  3,645                  55

Non-cash transactions:
 Mortgage loans transferred to loans held for sale and other adjustments        2,469              15,201
 Loans transferred to foreclosed properties                                         -                 626

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank"), Investment Directions, Inc. ("IDI") and Nevada Investment Directions, Inc. ("NIDI"). The Bank's statements include its wholly-owned subsidiaries, Anchor Insurance Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), Anchor Investment Corporation ("AIC"), and ADPC II, LLC ("ADPC II"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three month period ended June 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1998.

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

NEW ACCOUNTING STANDARDS As of January 1, 1998, the Corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the quarter ended June 30, 1998 and 1997, total comprehensive income amounted to $80,000 and $1.7 million, respectively.

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

RECLASSIFICATIONS Certain 1997 accounts have been reclassified to conform to the 1998 presentations. Specifically, non-interest income and non-interest expense items associated with the operation of partnership investments in real estate have been restated as one category called Net income from operations of real estate investment, under non-interest income, for all periods shown.

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


NOTE 3 - STOCKHOLDERS' EQUITY

On June 15, 1998, 1,200 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended June 30, 1998, options for 21,471 shares of common stock were exercised at a weighted price of $8.56 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of treasury shares issued in excess of the option price paid was charged to retained earnings ($719,000). During the quarter ended June 30, 1998, the Corporation repurchased 74,708 shares of common stock on the open market for an average price of $42.85. Additionally, on May 15, 1998, 10,434 shares of common stock were repurchased from treasury stock for several management retirement plans. The cost of this repurchase was $43.50 per share or $450,000 and the excess of the cost of the treasury shares over the market price ($9,000) was charged to retained earnings. On May 15, 1998, the Corporation paid out a cash dividend of $.09 per share, amounting to $800,000.


NOTE 4 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The weighted average number of shares of common stock and common stock equivalents outstanding for June 30, 1998 have been adjusted to reflect the two-for-one stock split effected on August 15, 1997. Earnings per share for the three months ended June 30, 1998 and 1997 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.



                                                                           THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------------------------------
                                                                      1998                             1997
                                                                ---------------------------------------------------
Numerator:
      Net income                                                      $ 6,118,880                      $ 4,621,056
                                                                      -----------                      -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                                  $ 6,118,880                      $ 4,621,056

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                                  8,670,469                        8,995,812
      Effect of dilutive securities:
        Employee stock options                                            673,031                          555,924
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                                      -----------                      -----------
        shares and assumed conversions                                  9,343,500                        9,551,736
                                                                      ===========                      ===========
Basic earnings per share                                              $      0.71                      $      0.51
                                                                      ===========                      ===========
Diluted earnings per share                                            $      0.65                      $      0.48
                                                                      ===========                      ===========




NOTE 5 - SUBSEQUENT EVENTS

On July 28, 1998, the Corporation declared a $.10 per share cash dividend to be paid on August 15, 1998 to stockholders of record on August 1, 1998. The Corporation also declared a two-for-one stock split effective August 24, 1998.

                          ANCHOR BANCORP WISCONSIN INC.
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 1998 increased $1.5 million to $6.1 million from $4.6 million for the same period in the prior year. The increase in net income for the three month period compared to the same period last year was largely due to the increase in interest income of $2.4 million and an increase in non-interest income of $1.5 million which were offset by (i) an increase in interest expense of $900,000, (ii) an increase in non-interest expense of $500,000, and (iii) an increase in income taxes of $900,000.

Net Interest Income. Net interest income increased $1.5 million for the three months ended June 30, 1998 compared to the same period in 1997. The net interest margin increased to 3.22% from 3.10% for the same respective three-month periods. The interest rate spread increased to 2.98% from 2.93% for the three month period.

Interest income on loans increased $2.9 million for the three-month period ended June 30, 1998 as compared to the same period in the prior year. This increase was a result of the increase of $157.6 million in the average balance of loans for the period due to the increased loan originations. Interest income on mortgage-related securities decreased $790,000 for the same period due primarily to the decrease of $47.2 million in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $270,000 in the aggregate for the three-month period. This was primarily a result of an increase of $7.1 million in the average balance of investment securities and an increase of $1.1 million in the average balance of Federal Home Loan Bank stock. The rates on securities and stock increased as well.

Interest expense on deposits increased $810,000 for the three-month period ended June 30, 1998 as compared to the same period in 1997. The increase was due primarily to the increase in the average balance of deposits of $90.5 million as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $70,000 during the same period.

Provision for Loan Losses. Provision for loan losses increased $130,000 for the three-month period ended June 30, 1998 as compared to the same period in the prior year. The provision was based on management's ongoing evaluation of asset quality.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The following table shows the Corporation's average balances, interest, average rates and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.


                                                                    THREE MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------------------------
                                                           1998                                  1997
                                           -----------------------------------   -------------------------------------
                                                                     AVERAGE                               AVERAGE
                                               AVERAGE                YIELD/         AVERAGE                 YIELD/
                                               BALANCE     INTEREST    COST(1)       BALANCE     INTEREST    COST(1)
                                           -----------------------------------   -------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                 $1,293,081   $ 25,757        7.97%    $1,149,043   $ 23,418          8.15%
Consumer loans                                    340,700      7,699        9.04        332,685      7,332          8.82
Commercial business loans                          34,452        793        9.21         28,873        580          8.04
                                               ----------   --------                 ----------   --------
  Total loans receivable                        1,668,233     34,249        8.21      1,510,601     31,330          8.30
Mortgage-related securities                       184,500      2,943        6.38        231,656      3,736          6.45
Investment securities                              65,411        923        5.64         58,275        667          4.58
Interest-bearing deposits                           7,303         97        5.31          9,704        127          5.23
Federal Home Loan Bank stock                       20,858        344        6.60         19,751        332          6.72
                                               ----------   --------                 ----------   --------
  Total interest-earning assets                 1,946,305     38,556        7.92      1,829,987     36,192          7.91
Non-interest-earning assets                        68,714                                77,689
                                               ----------                            ----------
  Total assets                                 $2,015,019                            $1,907,676
                                               ==========                            ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $ 368,835      2,541        2.76      $ 311,807      2,246          2.88
Regular passbook savings                          101,825        518        2.03        100,842        572          2.27
Certificates of deposit                           934,400     13,452        5.76        901,930     12,882          5.71
                                               ----------   --------                 ----------   --------
  Total deposits                                1,405,060     16,511        4.70      1,314,579     15,700          4.78
Notes payable and other borrowings                438,254      6,297        5.75        443,385      6,223          5.61
Other                                              10,689        101        3.78         11,539        103          3.57
                                               ----------   --------                 ----------   --------
  Total interest-bearing liabilities            1,854,003     22,909        4.94      1,769,503     22,026          4.98
                                                            --------      ------                  --------          ----
Non-interest-bearing liabilities                   27,338                                14,166
                                               ----------                            ----------
  Total liabilities                             1,881,341                             1,783,669
Stockholders' equity                              133,678                               124,007
                                               ----------                            ----------
  Total liabilities and stockholders' equity   $2,015,019                            $1,907,676
                                               ==========                            ==========

  Net interest income/interest rate spread                  $ 15,647        2.98%                 $ 14,166          2.93%
                                                            ========        =====                 ========          =====
  Net interest-earning assets                    $ 92,302                              $ 60,484
                                                 ========                              ========
  Net interest margin                                                       3.22%                                   3.10%
                                                                            =====                                   =====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities          1.05                                  1.03
                                                    ====                                  ====


-------------------------------------------
(1) Annualized


Non-Interest Income. Non-interest income increased $1.5 million to $4.4 million during the three months ended June 30, 1998 as compared to $2.9 million during the same period in the prior year as a result of several factors.

The gain on sale of assets increased $1.1 million due to increased volume of loan sales during the period. Net income from operations of real estate investments increased $450,000 because of an increase in sales of partnership interests at IDI. Insurance commissions increased by $90,000 due to increased volume in this area. In addition, loan servicing income increased by $40,000 and service charges on deposits increased $30,000 for the same period. These items were offset by a decrease in other non-interest income of $250,000. The decrease in this last category was largely due to the removal of partnership income from other non-interest income to its own income category, net income from the operations of real estate investment.

Non-Interest Expense. Non-interest expense increased $500,000 during the three-month period ended June 30, 1998 as compared to the same period in 1997 as a result of several factors. Compensation expense increased $670,000 due primarily to an increase in salaries. Furniture and equipment expenses increased $100,000 largely due to normal increases in depreciation and other costs. Data processing expense increased $30,000 and marketing expense increased $20,000. These increases were partially offset by a decrease in occupancy expense of $120,000, a decrease in other non-interest expenses such as legal expense and telephone and postage expense of $140,000, and net income of $50,000 from operations of foreclosed properties.

Income Taxes. Income tax expense increased $880,000 during the three months ended June 30, 1998 as compared to the same period in 1997. The effective tax rate was 38.1% as compared to 38.4% for the same period last year.

FINANCIAL CONDITION

During the three months ended June 30, 1998, the Corporation increased its assets $58.3 million from $2.0 billion at March 31, 1998, to $2.06 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $8.0 million as a result of purchases of $16.8 million of U.S. Government and agency securities which was partially offset by sales and maturities of $8.8 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $21.0 million as a result of principal repayments and market value adjustments. Mortgage-related securities consisted of $152.5 million of mortgage-backed securities and $21.2 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 1998.

The Corporation's investments in CMO's and REMIC's are limited to federal agency issued REMICs which represent an interest in mortgage-backed securities. These investments are deemed to have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.

Total loans (including loans held for sale) increased $55.7 million during the three months ended June 30, 1998. Activity for the period included (i) originations and purchases of $326.5 million, (ii) sales of $132.4 million, and
(iii) principal repayments and other adjustments of $138.4 million.

Deposits increased $38.8 million during the three months ended June 30, 1998. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires it. Brokered deposits totaled $75.1 million at June 30, 1998 and generally mature in one year. FHLB advances increased $27.0 million during the three months ended June 30, 1998. Reverse repurchase agreements and other borrowings decreased $17.1 million during the three months ended June 30, 1998. Advance payments by borrowers for taxes and insurance increased $6.6 million.

Stockholders' equity increased $2.82 million during the three months ended June 30, 1998 as a net result of (i) comprehensive income of $6.04 million, (ii) stock options exercised of $1.37 million (with the excess of the cost of treasury shares over the option price ($720,000) charged to retained earnings),
(iii) management recognition plan shares earned and related tax adjustments totaling $80,000, and (iv) the tax benefit from certain stock options of $60,000. These were offset by (i) treasury stock repurchased of $3.20 million,
(ii) cash dividends of $800,000 and (iii) loss on treasury shares repurchased for management employee retirement plans of $10,000.


IMPACT OF YEAR 2000 The Corporation is currently in the process of addressing a potential problem that faces all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communication systems, environmental systems and other information systems.

The Corporation has identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor. The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Corporation's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation's goal is to have the plan complete and to be fully compliant by December 31, 1998. Testing of the system will occur during 1998. Contingency plans, if any are needed, will be developed during 1998 to address potential problems that are identified. The Corporation's plan also includes reviewing any potential risks associated with the loan and investment portfolios due to the year 2000 issue.

Based on currently available information, management does not anticipate that the cost to address the year 2000 issues will have a material adverse impact on the Corporation's financial position.


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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $11.3 million at June 30, 1998 from $12.9 million at March 31, 1998 and decreased as a percentage of total assets to 0.55% from 0.64% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:



                                                 AT JUNE 30,                         AT MARCH 31,
                                                                  -------------------------------------------------
                                                    1998                 1998            1997             1996
                                              ----------------    -------------------------------------------------
                                                                     (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                         $ 1,324              $  1,273          $ 1,712        $    629
 Multi-family residential                              898                   898            3,199               -
 Commercial real estate                                497                   288              778             470
 Construction and land                                   -                     -               58              81
 Consumer                                              680                   577              438             202
 Commercial business                                   746                   673              610             508
                                                   -------              --------          -------        --------
  Total non-accrual loans                            4,145                 3,709            6,795           1,890
Real estate held for development and sale            4,502                 4,431            2,736           2,319
Foreclosed properties and repossessed assets, net    2,669                 4,723            4,222           6,077
                                                  --------              --------           ------        --------
  Total non-performing assets                     $ 11,316              $ 12,863          $13,753        $ 10,286
                                                  ========              ========          =======        ========

Performing troubled debt restructurings           $    704              $    725          $   329        $    332
                                                  ========              ========          =======        ========

Total non-accrual loans to total loans                0.24%                 0.22%            0.44%           0.13%
Total non-performing assets to total assets           0.55                  0.64             0.73            0.59
Allowance for loan losses to total loans              1.25                  1.30             1.48            1.59
Allowance for loan losses to total
 non-accrual loans                                  524.85                588.65           334.81        1,206.72
Allowance for loan and foreclosure losses
 to total non-performing assets                     195.06                172.26           173.26          228.70



At June 30, 1998, there were no non-accrual loans with a carrying value of greater than $1.0 million. Non-accrual loans increased $440,000 during the three months ended June 30, 1998. Non-performing real estate held for development and sale increased $70,000 for the three months ended June 30, 1998.

At June 30, 1998, there were two properties in non-performing real estate held for development and sale. The first is a multi-family project in Madison, Wisconsin with a carrying value of $2.9 million. The sale of the project is expected to close in July 1998 with the Corporation providing interim financing for the majority of the sale. The second property consists of several condominium units in Bloomington, Minnesota with a carrying value of $1.6 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project. These units were purchased in the last fiscal year in an effort to solidify the Corporation's position with regard to the original non-accrual loan. The Corporation is in the process of completing the units for subsequent sale.

At June 30, 1998, there were no foreclosed properties and repossessed assets with a carrying value of greater than $1.0 million. Foreclosed properties and repossessed assets decreased $2.1 million during the same period. The decrease was due primarily to the sale of an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. A portion of the property that had been identified as containing environmental contamination remains on the Corporation's books, however, due to limited use restrictions and contamination, the parcel is deemed to have no value. Environmental cleanup costs may be covered by Petroleum Environmental Cleanup Funds. This matter has not been resolved because of ongoing litigation.

Performing troubled debt restructurings remained relatively unchanged during the three months ended June 30, 1998 and contains no loans with a carrying value of greater than $1.0 million.

At June 30, 1998, assets that the Corporation has classified, as substandard net of reserves, consisted of $14.1 million of loans and foreclosed properties. As of March 31, 1998, the substandard assets amounted to $15.8 million. The decrease of $1.7 million was primarily due to the removal of the above-discussed Elm Grove, Wisconsin property from foreclosed properties and repossessed assets, as a result of the sale. The decrease was partially offset by the addition of several commercial and consumer substandard loans.

The following table sets forth information relating to the Corporation's loans which were less than 90 days delinquent at the dates indicated.

                             AT JUNE 30,                          AT MARCH 31,
                                               --------------------------------------------------
                               1998                  1998             1997            1996
                           --------------      --------------------------------------------------
                                                      (In Thousands)

30 to 59 days              $        8,106      $        3,144      $     3,144      $      5,776
60 to 89 days                       2,126                 909              909               789
                           --------------      --------------      -----------      ------------
    Total                  $       10,232      $        4,053      $     4,053      $      6,565
                           ==============      ==============      ===========      ============

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowance for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:




                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                     -------------------------
                                                        1998            1997
                                                     -------------------------
                                                       (Dollars In Thousands)

Allowance at beginning of period                     $ 21,833         $ 22,750
Charge-offs:
  Mortgage                                                (30)             (41)
  Consumer                                               (259)            (346)
  Commercial business                                     (12)               -
                                                     --------         --------
     Total charge-offs                                   (301)            (387)
Recoveries:
  Mortgage                                                 16               44
  Consumer                                                 75                2
  Commercial business                                       7               22
                                                     --------         --------
     Total recoveries                                      98               68
                                                     --------         --------
     Net recoveries (charge-offs)                        (203)            (319)
                                                     --------         --------
Provision                                                 125                -
                                                     --------         --------
Allowance at end of period                           $ 21,755         $ 22,431
                                                     ========         ========

Net recoveries (charge-offs) to
 average loans                                          (0.05)%          (0.08)%
                                                     ========         ========


Although management believes that the June 30, 1998 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 1998, the Corporation had outstanding commitments to originate loans of $80.2 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $80.9 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.8 million. Scheduled maturities of certificates of deposit during the twelve months following June 30, 1998 amounted to $763.7 million and scheduled maturities of FHLB advances during the same period totaled $292.4 million. At June 30, 1998, the Corporation also had $22.8 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following June 30, 1998. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended June 30, 1998, the Bank's average liquidity ratio was 12.69%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 6.68% as of June 30, 1998.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 1998 and June 30, 1997.


                                                                                     MINIMUM REQUIRED
                                                            MINIMUM REQUIRED            TO BE WELL
                                                              FOR CAPITAL            CAPITALIZED UNDER
                                        ACTUAL             ADEQUACY PURPOSES         OTS REQUIREMENTS
                               ----------------------------------------------------------------------------
                                     AMOUNT          RATIO      AMOUNT        RATIO     AMOUNT     RATIO
                               ----------------------------------------------------------------------------
AS OF JUNE 30, 1998:
Tier 1 capital
  (to adjusted tangible assets)    $ 113,709          5.59%   $ 61,023         3.00%  $ 101,706    5.00%
Risk-based capital
  (to risk-based assets)             129,896         10.06     103,298         8.00     129,122   10.00
Tangible capital
  (to tangible assets)               113,709          5.59      30,512         1.50     N/A       N/A

AS OF JUNE 30, 1997:
Tier 1 capital
  (to adjusted tangible assets)      107,027          5.63      56,986         3.00      94,976    5.00
Risk-based capital
  (to risk-based assets)             121,541         10.53      92,372         8.00     115,466   10.00
Tangible capital
  (to tangible assets)               107,027          5.63      28,493         1.50     N/A       N/A




The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at June 30, 1998. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

The following table reconciles stockholder equity to regulatory capital at June 30, 1998 and 1997 (dollars in thousands):



                                                             1998               1997
                                                          ----------------------------
AS OF JUNE 30, 1998:
Stockholders' equity of the Corporation                   $ 130,767          $ 119,847
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                              (14,681)           (10,898)
                                                          ---------          ---------
Stockholders' equity of the Bank                            116,086            108,949
Less: Intangible assets and other non-includable assets      (2,377)            (1,922)
                                                          ---------          ---------
Tier 1 and tangible capital                                 113,709            107,027
Plus: Allowable general valuation allowances                 16,187             14,514
                                                          ---------          ---------
Risk based capital                                          129,896            121,541
                                                          =========          =========



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

The Corporation's cumulative net gap position at June 30, 1998 for one year or less was a negative (0.37)% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position as of June 30, 1998.


                                              06/30/99     06/30/00   06/30/01   06/30/02   06/30/03    THEREAFTER    TOTAL
                                             --------------------------------------------------------------------------------
                                                                                  (In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)                175,789      75,829     39,818     21,583     12,011        17,229     342,259
    Average interest rate                         7.30%       7.21%      7.20%      7.23%      7.29%         7.54%
  Mortgage loans -Variable (1) (2)             629,614     201,239     104,489    15,528      8,361                   959,231
    Average interest rate                         7.97%       7.69%      7.70%      7.96%      7.96%
 Consumer loans (1)                            314,992      17,529      5,002      2,165      1,060           927     341,675
    Average interest rate                                     8.85%      9.56%      9.66%      9.37%         9.34%       9.42%
 Commercial business loans (1)                  28,748       7,464      1,590        449        308           739      39,298
    Average interest rate                                     8.94%      8.94%      8.94%      8.94%         8.94%       8.94%
 Mortgage-related securities (3)                94,318      41,684     20,162      9,569      4,514         3,472     173,719
    Average interest rate                         6.70%       6.69%      6.71%      6.72%      6.71%         6.73%
 Investment securities and other
  interest-earning assets (3)                   70,756       5,021      8,753      6,536     12,877         8,345     112,288
    Average interest rate                         6.52%      12.46%      7.39%      7.16%      6.09%         6.23%
    Total rate sensitive assets              1,314,217     348,766    179,814     55,830     39,131        30,712   1,968,470
Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                      176,555      65,111     44,142     30,033     20,513        46,158     382,512
    Average interest rate                         3.07%       3.75%      3.67%      3.58%      3.49%         3.20%
Time-deposits (4)                              763,319      80,910     80,910     11,016     11,016           625     947,796
    Average interest rate                         5.74%       5.87%      5.87%      5.98%      5.98%         5.92%
 Borrowings                                    381,678      46,049     23,500        796      2,500        10,000     464,523
    Average interest rate                         5.67%       5.99%      5.39%      6.24%      5.96%         6.01%
    Total rate sensitive liabilities         1,321,552     192,070    148,552     41,845     34,029        56,783   1,794,831
Interest sensitivity gap                        (7,335)    156,696     31,262     13,985      5,102       (26,071)    173,639
Cumulative interest sensitivity gap             (7,335)    149,361    180,623    194,608    199,710       173,639
Cumulative interest sensitivity
gap as a percent of total assets                 (0.37)%      7.47%      9.03%      9.73%      9.99%         8.68%

-------------------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $56.5 million, and (ii) non-accrual loans, which amounted to $4.1 million.

(2) Includes $11.4 million of loans held for sale spread throughout the periods.

(3) Includes $93.7 million of securities available for sale spread throughout the periods.

(4) Does not include $92.2 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $8.8 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information contained in the section captioned "Management's Discussion and Analysis - Asset/Liability Management" on pages 19 and 20 is incorporated herein by reference.


                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS.

The Bank is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.


ITEM 2            CHANGES IN SECURITIES.

                  Not applicable.


ITEM 3            DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4            SUBMISSION OF MATTER TO VOTE OF SECURITIES HOLDERS.

The Annual Meeting of Stockholders was held on July 28, 1998. There were 8,924,135 shares of common stock, which could be voted, and 8,108,421 shares present at the meeting by the holders thereof in person or by proxy, which constituted a quorum. The following is a summary of the results of the vote.


                                                                                NUMBER OF VOTES
                                                           --------------------------------------------------
                                                                 FOR                               WITHHELD
                                                           -----------------                     ------------
Nominees for three-year term ending 2001:
 Douglas J. Timmerman                                          8,056,340                              54,705
 Greg M. Larson                                                8,063,750                              47,295

                                                                 FOR                AGAINST        WITHHELD
                                                           -----------------      ------------   ------------
Appointment of Ernst & Young LLP as independent auditor
 for the year ending March 31, 1999                            8,040,877             18,044           52,124

There were no broker non-votes at the meeting. Each of the proposals was adopted by the stockholders at the meeting.

ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6             EXHIBITS AND REPORTS.

         (A)       EXHIBIT NO. 27  FINANCIAL DATA SCHEDULES

         (B)       REPORTS ON FORM 8-K.

                   None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ANCHOR BANCORP WISCONSIN INC.



Date:            July, 31, 1998                 By:   /s/ Douglas J. Timmerman
         -------------------------                    --------------------------
                                                      Douglas J. Timmerman,
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer




Date:            July 31, 1998                  By:   /s/ Michael W. Helser
         -------------------------                    --------------------------
                                                      Michael W. Helser,
                                                      Treasurer and Chief
                                                      Financial Officer