Form 10-Q/A
period 1998-06-30
ANCHOR BANCORP WISCONSIN INC
filed 1998-08-13
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

The following table sets forth information relating to the Corporation's loans which were less than 90 days delinquent at the dates indicated.

                             AT JUNE 30,                          AT MARCH 31,
                                               --------------------------------------------------
                               1998                  1998             1997            1996
                           --------------      --------------------------------------------------
                                                      (In Thousands)

30 to 59 days              $        8,106      $        3,732      $     3,144      $      5,776
60 to 89 days                       2,126                 994              909               789
                           --------------      --------------      -----------      ------------
    Total                  $       10,232      $        4,726      $     4,053      $      6,565
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

ITEM 6             EXHIBITS AND REPORTS.

         (A)       EXHIBIT NO. 27  FINANCIAL DATA SCHEDULES HAVE BEEN
                   PREVIOUSLY FILED.

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