Form 10-Q
period 1998-10-30
ANCHOR BANCORP WISCONSIN INC
filed 1998-11-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Wisconsin                                 39-1726871
                ---------                                 ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         25 West Main Street                              53703
         Madison, Wisconsin                               -----
         -----------------                            (Zip Code)
(Address of principal executive office)



                                 (608) 252-8700
                                 --------------
               Registrant's telephone number, including area code

                                 Not Applicable
                                ----------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of October 31, 1998: 17,108,659

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                  PAGE #
                                                                                                ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of September 30, 1998
                              and March 31, 1998                                                    2

                              Consolidated Statements of Income for the Three and Six
                              Months Ended September 30, 1998 and 1997                              3

                              Consolidated Statements of Cash Flows for the Six Months
                              Ended September 30, 1998 and 1997                                     4

                              Notes to Unaudited Consolidated Financial Statements                  6

         Item 2       Management's Discussion and Analysis

                              Results of Operations                                                11

                              Financial Condition                                                  15

                              Asset Quality                                                        17

                              Liquidity & Capital Resources                                        20

                              Asset/Liability Management                                           22

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                   24


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                            24
         Item 2       Changes in Securities                                                        24
         Item 3       Defaults upon Senior Securities                                              24
         Item 4       Submission of Matters to Vote of Security Holders                            24
         Item 5       Other Information                                                            24
         Item 6       Exhibits and Reports on Form 8-K                                             24

SIGNATURES                                                                                         25


                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                               SEPTEMBER 30,      MARCH 31,
                                                                                   1998             1998
                                                                              ------------------------------
                                                                                     (In Thousands)
ASSETS
Cash                                                                              $ 33,961        $   31,999
Interest-bearing deposits                                                            3,063             7,168
                                                                                ----------        ----------
  Cash and cash equivalents                                                         37,024            39,167
Investment securities available for sale                                            60,296            39,555
Investment securities held to maturity (fair value of $11,300 and
  $17,600, respectively)                                                            11,224            17,587
Mortgage-related securities available for sale                                      59,196            67,526
Mortgage-related securities held to maturity (fair value of $108,800
  and $128,100, respectively)                                                      107,583           127,239
Loans receivable, net:
  Held for sale                                                                     15,106            18,060
  Held for investment                                                            1,723,642         1,591,089
Foreclosed properties and repossessed assets, net                                    2,469             4,723
Real estate held for development and sale                                           23,932            22,630
Office properties and equipment                                                     17,999            18,640
Federal Home Loan Bank stock--at cost                                               22,442            22,002
Accrued interest on investments and loans                                           14,569            13,875
Prepaid expenses and other assets                                                   18,427            17,214
                                                                                ----------        ----------
     Total assets                                                                2,113,909        $1,999,307
                                                                                ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $1,478,338        $1,392,472
Federal Home Loan Bank and other borrowings                                        452,393           411,625
Reverse repurchase agreements                                                       17,302            42,935
Advance payments by borrowers for taxes and insurance                               19,842             6,955
Other liabilities                                                                   16,018            17,369
                                                                                ----------        ----------
     Total liabilities                                                           1,983,893         1,871,356
                                                                                ----------        ----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                            -                 -
Common stock, $.10 par value, 30,000,000 shares
 authorized, 24,998,648 shares issued                                                2,500             2,500
Additional paid-in capital                                                          49,588            49,084
Retained earnings                                                                  132,698           125,615
Less:   Treasury stock (7,939,599 shares and 7,073,460 shares,
               respectively), at cost                                              (52,250)          (47,959)
           Borrowings of Employee Stock Ownership Plan                              (1,379)           (1,379)
           Common stock purchased by benefit plans                                  (2,247)             (851)
           Net unrealized gain on securities available for sale, net of tax          1,106               941
                                                                                ----------        ----------
     Total stockholders' equity                                                    130,016           127,951
                                                                                ----------        ----------
     Total liabilities and stockholders' equity                                 $2,113,909        $1,999,307
                                                                                ==========        ==========



See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ---------------------------    ---------------------------
                                                                 1998            1997              1998           1997
                                                              ---------------------------    ---------------------------
                                                                        (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                         $   34,897       $  32,161      $   69,106      $   63,173
Mortgage-related securities                                        2,625           3,589           5,568           7,325
Investment securities                                              1,362           1,485           2,668           2,660
Interest-bearing deposits                                            233             147             330             274
                                                              ----------       ---------      ----------      ----------
  Total interest income                                           39,117          37,382          77,672          73,432

INTEREST EXPENSE:
Deposits                                                          17,234          15,998          33,745          31,698
Notes payable and other borrowings                                 6,623           6,394          13,091          12,617
Other                                                                164             166             259             269
                                                              ----------       ---------      ----------      ----------
  Total interest expense                                          24,021          22,558          47,095          44,584
                                                              ----------       ---------      ----------      ----------
  Net interest income                                             15,096          14,824          30,577          28,848
Provision for loan losses                                            200              25             325              25
                                                              ----------       ---------      ----------      ----------
  Net interest income after provision for loan losses             14,896          14,799          30,252          28,823

NON-INTEREST INCOME:
Loan servicing income                                                425             416             850           1,228
Service charges on deposits                                        1,053           1,005           2,042           1,960
Insurance commissions                                                315             282             671             550
Gain on sale of loans                                              1,416             640           3,221           1,106
Net income (loss) from operations of real estate investment        1,654            (597)          2,365            (503)
Other                                                                751             735           1,000           1,139
                                                              ----------       ---------      ----------      ----------
  Total non-interest income                                        5,614           2,481          10,149           5,480

NON-INTEREST EXPENSES:
Compensation                                                       5,765           4,826          11,261           9,656
Occupancy                                                            782             750           1,494           1,576
Federal insurance premiums                                           211             205             419             415
Furniture and equipment                                              832             782           1,684           1,539
Data processing                                                      781             611           1,440           1,246
Marketing                                                            567             565           1,155           1,132
Net cost of operations of foreclosed properties                      224               -             172               -
Other                                                              1,447           1,465           2,994           3,159
                                                              ----------       ---------      ----------      ----------
  Total non-interest expenses                                     10,609           9,204          20,619          18,723
                                                              ----------       ---------      ----------      ----------
  Income before income taxes                                       9,901           8,076          19,782          15,580
Income taxes                                                       3,792           3,101           7,555           5,984
                                                              ----------       ---------      ----------      ----------
  Net income                                                  $    6,109         $ 4,975      $   12,227      $    9,596
                                                              ==========       =========      ==========      ==========
Earnings per share:
  Basic                                                       $     0.36       $    0.27      $     0.71      $     0.53
  Diluted                                                           0.33            0.26            0.66            0.49



See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                           1998            1997
                                                                    --------------------------------
                                                                            (In Thousands)
OPERATING ACTIVITIES
Net income                                                              $ 12,227       $   9,596
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on loans and foreclosed properties                    325              25
  Provision for depreciation and amortization                              1,173           1,155
  Net proceeds from origination and sale of loans held for sale            7,638          17,115
  Net gain on sales of loans and securities                               (3,221)         (1,131)
  Increase in accrued interest receivable                                   (694)           (348)
  Increase (decreased) in accrued interest payable                         1,133            (113)
  Increase (decreased) in accounts payable                                (2,892)          1,253
  Other                                                                   (5,464)         (1,247)
                                                                        --------       ---------
    Net cash provided by operating activities                             10,225          26,305

INVESTING ACTIVITIES
  Proceeds from sales of investment securities available for sale         15,897           5,994
  Proceeds from maturities of investment securities                       10,763           2,750
  Purchase of investment securities available for sale                   (39,027)        (38,357)
  Purchase of investment securities held for maturity                     (1,750)         (8,763)
  Proceeds from sales of mortgage-related securities available for sale    1,322               -
  Purchase of mortgage-related securities held to maturity               (10,935)         (2,735)
  Purchase of mortgage-related securities available for sale             (4,174)              -
  Principal collected on mortgage-related securities                      41,773          21,134
  Net increase in loans receivable                                      (131,759)        (70,736)
  Purchase of office properties and equipment                               (538)           (230)
  Sales of office properties and equipment                                    61               -
  Sales of real estate                                                     4,091           5,562
  Purchase of real estate held for sale                                   (2,272)         (5,293)
                                                                        --------       ---------
    Net cash used by investing activities                               (116,548)        (90,674)


                                  (Unaudited)


                                                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------
                                                                                         1998                  1997
                                                                                --------------------------------------
                                                                                               (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                          $ 85,593              $ 31,612
 Increase in advance payments by borrowers
   for taxes and insurance                                                               12,887                13,346
 Proceeds from notes payable to Federal Home Loan Bank                                  451,750               288,400
 Repayment of notes payable to Federal Home Loan Bank                                  (421,050)             (245,150)
 Decrease in securities sold under agreements
  to repurchase                                                                         (25,632)              (21,664)
 Increase (decrease) in other loans payable                                              10,068                (4,862)
 Treasury stock purchased                                                                (9,270)               (3,353)
 Reissuance of treasury stock for options                                                 1,527                   258
 Payments of cash dividends to stockholders                                              (1,693)               (1,362)
                                                                                       --------              --------
   Net cash provided by financing activities                                            104,180                57,225
                                                                                       --------              --------
   Net decrease in cash and cash equivalents                                             (2,143)               (7,144)
 Cash and cash equivalents at beginning of year                                          39,167                38,025
                                                                                       --------              --------
   Cash and cash equivalents at end of year                                            $ 37,024              $ 30,881
                                                                                       ========              ========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid or credited to accounts:
  Interest on deposits and borrowings                                                  $ 48,228              $ 45,475
  Income taxes                                                                            6,484                 5,765

Non-cash transactions:
 Mortgage loans transferred to loans held for sale and other adjustments                  4,176                24,588
 Loans transferred to foreclosed properties                                                   -                 1,590
 Securities available for sale market value adjustment                                      261                 5,794



See accompanying Notes to Unaudited Consolidated Financial Statements.

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank"), Investment Directions, Inc. ("IDI") and Nevada Investment Directions, Inc. ("NIDI"). The Bank's statements include its wholly-owned subsidiaries, Anchor Insurance Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), and Anchor Investment Corporation ("AIC"). One subsidiary, ADPC II, LLC ("ADPC II") was dissolved in September 1998. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six month period ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1998.

This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Corporation's expectations of future financial results. The Corporation's ability to predict results or the effect of future plans or strategies is inherently uncertain and the Corporation can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve,
iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Corporation's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Corporation's markets, and xiii) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


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

During the quarter ended September 30, 1998 and 1997, total comprehensive income amounted to $6.4 million and $5.5 million, respectively.

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

RECLASSIFICATIONS Certain 1997 accounts have been reclassified to conform to the 1998 presentations. Specifically, non-interest income and non-interest expense items associated with the operation of partnership investments in real estate have been restated as one category called Net income (loss) from operations of real estate investment, under non-interest income, for all periods shown. Additionally, the amortization of Originated Mortgage Servicing Rights (OMSR's) was formerly treated as a charge to other income. The amortization of OMSR's will now be charged to loan servicing income for all periods shown.


NOTE 3 - STOCKHOLDERS' EQUITY

On July 7, 1998, 3,500 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended September 30, 1998, options for 161,848 shares of common stock were exercised at a weighted price of $4.69 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of treasury shares issued in excess of the option price paid was charged to retained earnings ($2,710,000). During the quarter ended September 30, 1998, the Corporation repurchased 280,610 shares of common stock on the open market for an average price of $21.62. Additionally, on August 15, 1998, 6,242 shares of common stock were repurchased from treasury stock for several management retirement plans. The cost of this repurchase was $21.03 per share or $130,000 and the excess of the cost of the treasury shares over the market price ($10,000) was charged to retained earnings. On August 15, 1998, the Corporation paid out a cash dividend of $.10 per share, amounting to $890,000. The Corporation also declared a two-for-one stock split effective August 24, 1998.


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

The weighted average number of shares of common stock and common stock equivalents outstanding for September 30, 1998 and 1997 have been adjusted to reflect the two-for-one stock split effected on August 24, 1998. Earnings per share for the three and six months ended September 30, 1998 and 1997 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.


                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------------
                                                               1998                 1997
                                                            --------------------------------------
Numerator:
      Net income                                            $    6,108,587         $     4,974,456
                                                            --------------         ---------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                        $    6,108,587         $     4,974,456

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                          17,109,575              18,109,996
      Effect of dilutive securities:
        Employee stock options                                   1,287,717               1,253,012
                                                            --------------         ---------------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        shares and assumed conversions                          18,397,292              19,363,008
                                                            ==============         ===============
Basic earnings per share                                    $         0.36         $          0.27
                                                            ==============         ===============
Diluted earnings per share                                  $         0.33         $          0.26
                                                            ==============         ===============


                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------------
                                                                   1998                1997
                                                            --------------------------------------
Numerator:
      Net income                                            $   12,227,467         $     9,595,512
                                                            --------------         ---------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                        $   12,227,467         $     9,595,512

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                          17,147,137              18,109,996
      Effect of dilutive securities:
        Employee stock options                                   1,316,730               1,287,716
                                                            --------------         ---------------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        shares and assumed conversions                          18,463,867              19,397,712
                                                            ==============         ===============
Basic earnings per share                                    $         0.71         $          0.53
                                                            ==============         ===============
Diluted earnings per share                                  $         0.66         $          0.49
                                                            ==============         ===============

NOTE 5 - SUBSEQUENT EVENTS



On October 20, 1998, the Corporation declared a $.05 per share cash dividend to be paid on November 13, 1998 to stockholders of record on October 30, 1998.

                          ANCHOR BANCORP WISCONSIN INC.
                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 1998 increased $1.1 million to $6.1 million and $2.6 million to $12.2 million, respectively, from the same periods in the prior year. The increase in net income for the periods was largely due to the increase in non-interest income of $3.1 million and $4.7 million, respectively, for the three and six months ended September 30, 1998. Additional changes for the three and six months ended September 30, 1998 included (i) an increase in interest income of $1.7 million and $4.2 million, respectively, which were offset by (ii) an increase in interest expense of $1.4 million and $2.5 million, respectively, (iii) an increase in non-interest expense of $1.4 million and $1.9 million, respectively, and (iv) an increase in income taxes of $690,000 and $1.6 million, respectively.

Net Interest Income. Net interest income increased $270,000 and $1.7 million for the three and six months ended September 30, 1998 compared to the same periods in 1997. The net interest margin decreased to 3.03% from 3.18% for the respective three-month periods and decreased to 3.11% from 3.13% for the respective six-month periods. The interest rate spread decreased to 2.86% from 3.01% and decreased to 2.92% from 2.96%, respectively, for the same periods.

Interest income on loans increased $2.7 million and $5.9 million for the three and six months ended September 30, 1998 as compared to the same periods in the prior year. This increase was a result of an increase of $186.8 million and $171.6 million, respectively, in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities decreased $960,000 and $1.8 million for the same periods due primarily to the decrease of $55.4 million and $52.3 million, respectively in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $120,000 and increased $10,000, respectively, for the three- and six-month periods ended September 30, 1998 as compared to the same periods in the prior year. This was primarily a result of a decrease of $10.2 million and $1.9 million, respectively, in the average balance of investment securities and it was slightly offset by an increase of $980,000 and $850,000 in the average balance of Federal Home Loan Bank stock, for the three and six months ended September 30, 1998 as compared to the same periods in 1997. Interest income on interest-bearing deposits increased $90,000 and $60,000, respectively, for the three and six months ended September 30, 1998, due to the increase of $6.5 million and $2.0 million in the average balance of interest-bearing deposits.

Interest expense on deposits increased $1.2 million and $2.0 million, respectively, for the three and six months ended September 30, 1998 as compared to the same periods in 1997. The increase was due primarily to the increase in the average balance of deposits of $114.0 million and $100.6 million, respectively, for the three- and six-month periods as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $230,000 and $470,000, respectively, during the same periods.

Provision for Loan Losses. Provision for loan losses increased $180,000 and $300,000 for the three- and six-month periods ended September 30, 1998 as compared to the same periods in the prior year. The provision was based on management's ongoing evaluation of asset quality.

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



                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                          1998                                   1997
                                           -----------------------------------   ------------------------------------
                                                                       AVERAGE                              AVERAGE
                                               AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                               BALANCE     INTEREST    COST (1)      BALANCE     INTEREST   COST (1)
                                           --------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,337,490   $ 26,286     7.86%     $  1,166,151   $ 24,139      8.28%
Consumer loans                                    343,651      7,755     9.03           335,975      7,421      8.84
Commercial business loans                          35,950        856     9.52            28,175        601      8.53
                                              -----------   --------               ------------   --------
  Total loans receivable                        1,717,091     34,897     8.13         1,530,301     32,161      8.41
Mortgage-related securities                       165,739      2,625     6.34           221,090      3,589      6.49
Investment securities                              68,923      1,001     5.81            79,097      1,130      5.71
Interest-bearing deposits                          17,222        233     5.41            10,712        147      5.49
Federal Home Loan Bank stock                       21,677        361     6.66            20,830        355      6.82
                                              -----------   --------               ------------   --------
  Total interest-earning assets                 1,990,652     39,117     7.86         1,862,030     37,382      8.03
                                                                         ----                                   ----
Non-interest-earning assets                        85,679                                79,065
                                              -----------                          ------------
  Total assets                                $ 2,076,331                          $  1,941,095
                                              ===========                          ============


INTEREST-BEARING LIABILITIES
Demand deposits                               $   384,167      2,760     2.87      $    329,449      2,374      2.88
Regular passbook savings                          102,187        528     2.07           100,758        579      2.30
Certificates of deposit                           954,595     13,946     5.84           896,723     13,045      5.82
                                              -----------   --------               ------------   --------
  Total deposits                                1,440,949     17,234     4.78         1,326,930     15,998      4.82
Notes payable and other borrowings                464,287      6,623     5.71           450,734      6,394      5.67
Other                                              18,012        164     3.64            18,103        166      3.67
                                              -----------   --------               ------------   --------
  Total interest-bearing liabilities            1,923,248     24,021     5.00         1,795,767     22,558      5.02
                                                            --------     ----                     --------      ----
Non-interest-bearing liabilities                   23,936                                20,339
                                              -----------                          ------------
  Total liabilities                             1,947,184                             1,816,106
Stockholders' equity                              129,147                               124,989
                                              -----------                          ------------
  Total liabilities and stockholders' equity  $ 2,076,331                          $  1,941,095
                                              ===========                          ============

  Net interest income/interest rate spread                  $ 15,096     2.86%                    $ 14,824      3.01%
                                                            ========    =====                     ========      ====
  Net interest-earning assets                 $    67,404                          $     66,263
                                              ===========                          ============
  Net interest margin                                                    3.03%                                  3.18%
                                                                        =====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.04                                  1.04
                                              ===========                          ============

-------------------------------------------
(1) Annualized




                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------
                                                             1998                                  1997
                                           -----------------------------------   ------------------------------------
                                                                       AVERAGE                              AVERAGE
                                               AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                               BALANCE     INTEREST    COST (1)      BALANCE     INTEREST    COST (1)
                                           --------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,314,495   $ 51,993     7.91%      $ 1,157,597   $ 47,382      8.19%
Consumer loans                                    342,149     15,454     9.03           334,330     14,611      8.74
Commercial business loans                          35,357      1,659     9.38            28,524      1,180      8.27
                                              -----------   --------                -----------   --------
  Total loans receivable                        1,692,001     69,106     8.17         1,520,451     63,173      8.31
Mortgage-related securities                       174,065      5,568     6.40           226,373      7,325      6.47
Investment securities                              66,811      1,962     5.87            68,686      1,973      5.74
Interest-bearing deposits                          12,257        330     5.38            10,208        274      5.37
Federal Home Loan Bank stock                       21,268        706     6.64            20,290        687      6.77
                                              -----------   --------                -----------   --------
Total interest earning assets                   1,966,402     77,672     7.90         1,846,008     73,432      7.96
                                                                         ----                                   ----
Non-interest-earning assets                        84,417                                78,377
                                              -----------                           -----------
  Total assets                                $ 2,050,819                           $ 1,924,385
                                              ===========                           ===========



INTEREST-BEARING LIABILITIES
Demand deposits                               $   374,317      5,300     2.83       $   320,628      4,620      2.88
Regular passbook savings                          102,006      1,047     2.05           100,800      1,152      2.29
Certificates of deposit                           945,035     27,398     5.80           899,327     25,926      5.77
                                              -----------   --------                -----------   --------
  Total deposits                                1,421,358     33,745     4.75         1,320,755     31,698      4.80
Notes payable and other borrowings                456,935     13,091     5.73           447,060     12,617      5.64
Other                                              14,498        259     3.57            14,821        269      3.63
                                              -----------   --------                -----------   --------
  Total interest-bearing liabilities            1,892,791     47,095     4.98         1,782,636     44,584      5.00
Non-interest-bearing liabilities                   28,647   --------     ----            18,777   --------    ------
                                              -----------                           -----------
  Total liabilities                             1,921,438                             1,801,411
Stockholders' equity                              129,381                               122,974
                                              -----------                           -----------
  Total liabilities and stockholders' equity  $ 2,050,819                           $ 1,924,385
                                             ============                           ===========
  Net interest income/interest rate spread                  $ 30,577     2.92%                    $ 28,848      2.96%
                                                            ========     ====                     ========    ======
  Net interest-earning assets                 $    73,611                           $    63,372
                                              ===========                           ===========
  Net interest margin                                                    3.11%                                  3.13%
                                                                         ====                                 ======
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.04                                  1.04
                                              ===========                           ===========

-------------------------------------------
(1) Annualized



Non-Interest Income. Non-interest income increased $3.1 million to $5.6 million and $4.7 million to $10.1 million, respectively, for the three and six months ended September 30, 1998 as compared to the same periods in the prior year, as a result of several factors. Net income (loss) from operations of real estate investments for the three and six months ended September 30, 1998 increased $2.3 million and $2.9 million because of an increase in sales of partnership interests at IDI. The gain on sale of loans increased $780,000 and $2.1 million, respectively, for the three- and six-month periods due to increased volume of loan sales. Service charges on deposits increased $50,000 and $80,000 and insurance commissions increased $30,000 and $120,000 for the same three- and six-month periods ended September 30, 1998 due to increased volume in these areas. In addition, loan servicing income increased $10,000 for the three-month period and decreased $380,000 for the six-month period and other non-interest income increased $20,000 for the three-month period and decreased $140,000 for the six-month period.

Non-Interest Expense. Non-interest expense increased $1.4 million to $10.6 million and $1.9 million to $20.6 million, respectively, during the three and six months ended September 30, 1998 as compared to the same periods in 1997 as a result of several factors. Compensation expense increased $940,000 and $1.6 million, respectively, due primarily to an increase in incentive compensations resulting from increased loan production. Net cost of operations of foreclosed properties increased $220,000 and $170,000 for the three- and six-month periods. Data processing expense increased $170,000 and $190,000, respectively, for the three and six months ended September 30, 1998. Furniture and equipment expenses increased $50,000 and $150,000 for the same time periods, largely due to normal increases in depreciation and other costs. Occupancy expense increased $30,000 for the three-month period and decreased $80,000 for the six-month period. These increases were partially offset by a decrease in other non-interest expenses such as telephone and postage of $20,000 and $170,000, respectively.

Income Taxes. Income tax expense increased $700,000 and $1.6 million, during the three and six months ended September 30, 1998 as compared to the same periods in 1997. The effective tax rate was 38.3% and 38.2%, respectively, for the current year as compared to 38.4% for both the three- and six-month periods last year.

FINANCIAL CONDITION



During the six months ended September 30, 1998, the Corporation's assets increased by $114.6 million from $2.0 billion at March 31, 1998, to $2.11 billion. The majority of this increase was attributable to increases in loans and securities.

Investment securities (both available for sale and held to maturity) increased $14.4 million during the six months ended September 30, 1998 as a result of purchases of $40.8 million of U.S. Government and agency securities which was partially offset by sales and maturities of $26.7 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $28.0 million during the six months ended September 30, 1998 as a result of purchases of $15.1 million and principal repayments and market value adjustments. Mortgage-related securities consisted of $146.0 million of mortgage-backed securities and $20.8 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at September 30, 1998.

The Corporation's investments in CMO's and REMIC's are limited to federal agency issued REMIC's which represent an interest in mortgage-backed securities. These investments are deemed to have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.

Total loans (including loans held for sale) increased $129.6 million during the six months ended September 30, 1998. Activity for the period included (i) originations and purchases of $654.8 million, (ii) sales of $233.0 million, and
(iii) principal repayments and other adjustments of $292.2 million.

Deposits increased $85.9 million during the six months ended September 30, 1998. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires it. Brokered deposits totaled $81.6 million at September 30, 1998 and generally mature in one year. FHLB advances increased $30.7 million during the six months ended September 30, 1998. Reverse repurchase agreements and other borrowings decreased $25.6 million during the six months ended September 30, 1998. Advance payments by borrowers for taxes and insurance increased $12.9 million.

Stockholders' equity increased $2.07 million during the six months ended September 30, 1998 as a net result of (i) comprehensive income of $12.39 million, (ii) stock options exercised of $4.98 million (with the excess of the cost of treasury shares over the option price ($3.43 million) charged to retained earnings) and (iii) the tax benefit from certain stock options of $500,000. These were offset by (i) treasury stock repurchased of $9.27 million,
(ii) cash dividends of $1.69 million and (iii) benefit plan shares earned and related tax adjustments totaling $1.40 million, and (iv) loss on treasury shares repurchased for management employee retirement plans of $20,000.


IMPACT OF YEAR 2000

STATE OF READINESS The Corporation is currently in the process of addressing a potential problem that faces all users of automated systems including information systems. Many computer systems process transactions based on two digits representing the year of transaction, rather than four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communication systems, environmental systems and other information systems.

The Corporation has identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor (referred to later in this paragraph as the primary third party data processing provider). The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The

Corporation's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation's goal is to be fully compliant by December 31, 1998. The Corporation has completed two tests with its primary third party data processing provider. The tests, completed on August 16, 1998 and September 20, 1998, were both successful in all applications. The following table indicates the Corporation's progress in the assessment, remediation, testing and implementation of becoming Year 2000 compliant.


------------------------------------------------------------------------------------------------------------------------------------
                                    RESOLUTION PHASES OF YEAR 2000 COMPLIANCE AT SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
  EXPOSURE
    TYPE                ASSESSMENT               REMEDIATION                     TESTING                       IMPLEMENTATION
------------------------------------------------------------------------------------------------------------------------------------
Information            100% Complete           95% Complete                   80% Complete                     75% Complete
Technology
                                               Expected completion            Expected completion              Expected completion
                                               date, 12/31/98                 date, 12/31/98                   date, 12/31/98
------------------------------------------------------------------------------------------------------------------------------------
Operating              100% Complete           95% Complete                   95% Complete                     95% Complete
Equipment with
Embedded                                       Expected completion            Expected completion              Expected completion
Chips or                                       date, 12/31/98                 date, 12/31/98                   date, 12/31/98
Software
------------------------------------------------------------------------------------------------------------------------------------
3rd Party              100% Complete           95% Complete for               95% Complete for                 80% Complete for
                       for System              system interface               system interface                 system interface
                       interface; 100%
                       Complete for all        Develop contingency            Expected completion              Expected completion
                       other material          plans as appropriate,          date for system                  date for system
                       exposures               3/31/99                        interface work,                  interface work,
                                                                              12/31/98                         12/31/98

                                                                                                               Implement
                                                                                                               contingency
                                                                                                               plans or other
                                                                                                               alternatives
                                                                                                               as necessary,
                                                                                                               3/31/99
------------------------------------------------------------------------------------------------------------------------------------


COSTS The Corporation will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and is being funded through operating cash flows. To date, the Corporation has incurred $190,000 ($40,000 expensed and $150,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $100,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $210,000 relates to consulting and remediation of hardware and software. Both of the latter will be expensed as incurred.

RISKS Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Corporation has not yet completed all necessary phases of the Year 2000 program. In the event that the Corporation does not complete any additional phases, the Corporation would be unable to accept deposits or withdrawals, open accounts, or process loan payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Corporation. The Corporation could be subject to litigation for computer systems product failure, for example, failure to properly date business records such as accrued loan interest. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS The Corporation is completing contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, additional equipment and supplies, additional staff and training, and hard copy records of critical information. The expected date of completion for these contingency plans is March 31, 1999.


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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $7.3 million at September 30, 1998 from $12.9 million at March 31, 1998 and decreased as a percentage of total assets to 0.35% from 0.64% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:




                                                                                      AT MARCH 31,
                                                 AT SEPTEMBER 30,    --------------------------------------------------
                                                        1998             1998             1997            1996
                                               ----------------      --------------------------------------------------
                                                                      (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                             $ 2,435         $ 1,273        $  1,712         $    629
 Multi-family residential                                    -             898           3,199                -
 Commercial real estate                                    168             288             778              470
 Construction and land                                       -               -              58               81
 Consumer                                                  650             577             438              202
 Commercial business                                       376             673             610              508
                                                       -------         -------        --------         --------
  Total non-accrual loans                                3,629           3,709           6,795            1,890
Real estate held for development and sale                1,215           4,431           2,736            2,319
Foreclosed properties and repossessed assets, net        2,469           4,723           4,222            6,077
                                                       -------         -------        --------         --------
  Total non-performing assets                          $ 7,313         $12,863        $ 13,753         $ 10,286
                                                       =======         =======        ========         ========

Performing troubled debt restructurings                $ 2,869           $ 725        $    329         $    332
                                                       =======         =======        ========         ========
Total non-accrual loans to total loans                    0.20%           0.22%           0.44%            0.13%
Total non-performing assets to total assets               0.35            0.64            0.73             0.59
Allowance for loan losses to total loans                  1.18            1.30            1.48             1.59
Allowance for loan losses to total
 non-accrual loans                                      590.80          588.65          334.81         1,206.72
Allowance for loan and foreclosure losses
 to total non-performing assets                         297.33          172.26          173.26           228.70



At September 30, 1998, there were no non-accrual loans with a carrying value greater than $1.0 million. Non-accrual loans decreased $80,000 during the six months ended September 30, 1998. Non-performing real estate held for development and sale decreased $3.2 million for the six months ended September 30, 1998.

At September 30, 1998, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $1.9 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project. These units were purchased in the last fiscal year in an effort to solidify the Corporation's position with regard to the original non-accrual loan. The Corporation is in the process of completing the units for subsequent sale. A multi-family project that had been reported in this category, was transferred to performing troubled debt restructurings during the quarter. The project, located in Madison, Wisconsin, had a carrying value of $2.9 million. The sale of the project resulted in the Corporation providing interim financing to the buyer until permanent financing can be obtained. A deferred gain of $650,000, associated with the project remains in real estate held for development and sale until the sale of the property, now held in performing troubled debt restructuring, is deemed final.

At September 30, 1998, there were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million. Foreclosed properties and repossessed assets decreased $2.3 million during the six-month period. The decrease was due primarily to the sale of an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. A portion of the property that had been identified as containing environmental contamination remains on the Corporation's books, however, due to limited use restrictions and contamination, the parcel is deemed to have no value. Environmental cleanup costs may be covered by Petroleum Environmental Cleanup Funds. This matter has not been resolved because of ongoing litigation.

Performing troubled debt restructurings increased by $2.1 million during the six months ended September 30, 1998 primarily as a result of the transfer of a multi-family property with a carrying value of $2.9 million from real estate held for development and sale. The balance of the change was largely due to the payoff of a $600,000 loan that secured a wood chipping operation.

At September 30, 1998, assets that the Corporation has classified, as substandard net of reserves, consisted of $12.7 million of loans and foreclosed properties. As of March 31, 1998, the substandard assets amounted to $15.8 million. The decrease of $3.1 million was primarily due to the removal of the above-discussed Elm Grove, Wisconsin property from foreclosed properties and repossessed assets, as a result of the sale. The balance of the decrease was largely due to the sale of a parcel of land in Monona, Wisconsin, which had a carrying value of $500,000. The corporation still owns the condominium units associated with the parcel of land.

The following table sets forth information relating to the Corporation's loans which were less than 90 days delinquent at the dates indicated.


                                             AT SEPTEMBER 30,                      AT MARCH 31,
                                                                --------------------------------------------------
                                                   1998                  1998            1997             1996
                                             ----------------   --------------------------------------------------
                                                                       (In Thousands)
30 to 59 days                                $          4,102   $        3,732   $       3,144      $        5,776
60 to 89 days                                             849              994             909                 789
                                             ----------------   --------------   -------------      --------------
    Total                                    $          4,951   $        4,726   $       4,053      $        6,565
                                             ================   ==============   =============      ==============



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

A summary of the activity in the allowance for losses on loans follows:





                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                ----------------------------------   ---------------------------------
                                                      1998             1997                1998            1997
                                                ----------------------------------   ---------------------------------
                                                                       (Dollars In Thousands)
Allowance at beginning of period                   $ 21,755         $ 22,431            $ 21,833        $ 22,750
Charge-offs:
  Mortgage                                             (278)              12                (308)            (29)
  Consumer                                             (225)            (307)               (484)           (653)
  Commercial business                                  (198)              (8)               (210)             (8)
                                                   --------         --------            --------        --------
     Total charge-offs                                 (701)            (303)             (1,002)           (690)
Recoveries:
  Mortgage                                              166                7                 182              51
  Consumer                                               11               20                  86              22
  Commercial business                                     9               15                  16              37
                                                   --------         --------            --------        --------
     Total recoveries                                   186               42                 284             110
                                                   --------         --------            --------        --------
     Net charge-offs                                   (515)            (261)               (718)           (580)
Provision                                               200               25                 325              25
                                                   --------         --------            --------        --------
   Allowance at end of period                      $ 21,440         $ 22,195            $ 21,440        $ 22,195
                                                   ========         ========            ========        ========

Net charge-offs to average loans                      (0.12)%          (0.07)%             (0.08)%         (0.08)%
                                                   ========         ========            ========        ========



Although management believes that the September 30, 1998 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 1998, the Corporation had outstanding commitments to originate loans of $101.9 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $89.3 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.5 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 1998 amounted to $763.0 million and scheduled maturities of FHLB advances during the same period totaled $264.9 million. At September 30, 1998, the Corporation also had $17.3 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following September 30, 1998. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended September 30, 1998, the Bank's average liquidity ratio was 13.98%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 6.80% as of September 30, 1998.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 1998 and September 30, 1997.


                                                                                      MINIMUM REQUIRED
                                                            MINIMUM REQUIRED             TO BE WELL
                                                               FOR CAPITAL           CAPITALIZED UNDER
                                        ACTUAL              ADEQUACY PURPOSES         OTS REQUIREMENTS
                               ----------------------------------------------------------------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                               ----------------------------------------------------------------------------
AS OF SEPTEMBER 30, 1998:
Tier 1 capital
  (to adjusted tangible assets)     $ 118,558      5.69%      $ 62,546       3.00%      $ 104,244     5.00%
Risk-based capital
  (to risk-based assets)              135,335     10.10        107,243       8.00         134,054    10.00
Tangible capital
  (to tangible assets)                118,558      5.69         31,273       1.50          N/A         N/A

AS OF SEPTEMBER 30, 1997:
Tier 1 capital
  (to adjusted tangible assets)       109,638      5.69         57,790       3.00         96,316      5.00
Risk-based capital
  (to risk-based assets)              124,473     10.54         94,450       8.00        118,062     10.00
Tangible capital
  (to tangible assets)                109,638      5.69         28,895       1.50          N/A         N/A



The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at September 30, 1998. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

The following table reconciles stockholder equity to regulatory capital at September 30, 1998 and 1997 (dollars in thousands):

                                                                         1998               1997
                                                                  ---------------------------------
AS OF SEPTEMBER 30, 1998:
Stockholders' equity of the Corporation                           $     130,016          $ 117,887
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                           (8,383)            (5,813)
                                                                  -------------          ---------
Stockholders' equity of the Bank                                        121,633            112,074
Less: Intangible assets and other non-includable assets                  (3,099)            (2,436)
                                                                  -------------          ---------
Tier 1 and tangible capital                                             118,534            109,638
Plus: Allowable general valuation allowances                             16,801             14,835
                                                                  -------------          ---------
Risk based capital                                                $     135,335          $ 124,473
                                                                 ==============          =========


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

The Corporation's cumulative net gap position at September 30, 1998 for one year or less was a positive 2.15% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The following table summarizes the Corporation's interest rate sensitivity gap position for amounts maturing or repricing as of September 30, 1998.


                                              09/30/99   09/30/00   09/30/01   09/30/02  09/30/03  Thereafter   Total
                                             ---------------------------------------------------------------------------
                                                                         (In Thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)                  202,643    93,083    50,831     29,004    17,265     32,421    425,247
    Average interest rate                           7.22%     7.17%     7.17%      7.21%     7.28%      7.48%
  Mortgage loans -Variable (1) (2)               597,600   205,683   108,314     23,882    13,079          -    948,558
    Average interest rate                           7.88%     7.57%     7.58%      7.59%     7.58%
 Consumer loans (1)                              319,335    17,272     4,920      2,141     1,048        916    345,632
    Average interest rate                           8.84%     9.54%     9.63%      9.35%     9.32%      9.40%
 Commercial business loans (1)                    27,155     7,050     1,502        425       291        697     37,120
    Average interest rate                           8.94%     8.94%     8.94%      8.93%     8.94%      8.94%
 Mortgage-related securities (3)                  91,909    39,694    18,966      8,895     4,221      3,093    166,778
    Average interest rate                           6.67%     6.67%     6.69%      6.69%     6.69%      6.71%
 Investment securities and other
  interest-earning assets (3)                     52,993     7,859     8,487      6,331    12,619      8,732     97,021
    Average interest rate                           7.10%    10.20%     7.41%      6.86%     6.12%      6.18%
    Total rate sensitive assets                1,291,635   370,641   193,020     70,678    48,523     45,859  2,020,356
Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                        180,897    67,786    45,855     31,129    21,210     47,344    394,221
    Average interest rate                           3.14%     3.81%     3.73%      3.64%     3.56%      3.27%
Time-deposits (4)                                762,689   101,435    79,005     11,878    11,878        577    967,462
    Average interest rate                           5.71%     5.77%     5.83%      5.96%     5.96%      5.92%
 Borrowings                                      305,100    48,549    27,000      5,796    20,500     62,750    469,695
    Average interest rate                           5.74%     5.79%     5.27%      5.59%     5.26%      5.18%
    Total rate sensitive liabilities           1,248,686   217,770   151,860     48,803    53,588    110,671  1,831,378
Interest sensitivity gap                          42,949   152,871    41,160     21,875    (5,065)   (64,812)   188,978
Cumulative interest sensitivity gap               42,949   195,820   236,980    258,855   253,790    188,978
Cumulative interest sensitivity
gap as a percent of total assets                    2.15%     9.79%    11.85%     12.95%    12.69%      9.45%
-----------------------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $64.2 million, and
     (ii) non-accrual loans, which amounted to $3.6 million.
(2) Includes $15.1 million of loans held for sale spread throughout the periods.
(3) Includes $89.6 million of securities available for sale spread throughout the periods.
(4) Does not include $107.1 million of demand accounts because they are non-interest-bearing.  Also does not include accrued interest payable, which amounted to $9.6 million.  Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information contained in the section captioned "Management's Discussion and Analysis - Asset/Liability Management" on pages 23 and 24 is incorporated herein by reference.


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


                                                                 ANCHOR BANCORP WISCONSIN INC.



Date:        November 15, 1998                 By:/s/ Douglas J. Timmerman
     ------------------------------               -----------------------------------------------
                                                  Douglas J. Timmerman, Chairman of the
                                                  Board, President and Chief Executive Officer




Date:        November 15, 1998                 By:/s/ Michael W. Helser
     ------------------------------               -----------------------------------------------
                                                  Michael W. Helser, Treasurer and
                                                  Chief Financial Officer