Form 10-Q
period 1998-12-31
ANCHOR BANCORP WISCONSIN INC
filed 1999-02-10
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from             to
                                      ------------   -------------


                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Wisconsin                                      39-1726871
          ---------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

       25 West Main Street
        Madison, Wisconsin                                 53703
        ------------------                               ---------
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

                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of January 31, 1999: 17,984,293

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                          PAGE #
                                                                        ------


         Item 1       Financial Statements (Unaudited)

                            Consolidated Balance Sheets as of
                            December 31, 1998 and March 31, 1998            2

                            Consolidated Statements of Income for the
                            Three and Nine Months Ended December
                            31, 1998 and 1997                               3

                            Consolidated Statements of Cash Flows for
                            the Nine Months Ended December 31,
                            1998 and 1997                                   4

                            Notes to Unaudited Consolidated
                            Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations

                            Results of Operations                          10

                            Financial Condition                            15

                            Asset Quality                                  17

                            Liquidity & Capital Resources                  20

                            Asset/Liability Management                     22

         Item 3       Quantitative and Qualitative Disclosures
                                About Market Risk                          24


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                    24
         Item 2       Changes in Securities                                24
         Item 3       Defaults upon Senior Securities                      24
         Item 4       Submission of Matters to Vote of Security Holders    24
         Item 5       Other Information                                    24
         Item 6       Exhibits and Reports on Form 8-K                     24

SIGNATURES                                                                 25

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    DECEMBER 31,     MARCH 31,
                                                       1998            1998
                                                    ---------------------------
                                                           (In Thousands)
ASSETS
Cash                                                $    30,802     $    31,999
Interest-bearing deposits                                 1,265           7,168
                                                      ---------     -----------
  Cash and cash equivalents                              32,067          39,167
Investment securities available for sale                 25,623          39,555
Investment securities held to maturity
  (fair value of $8,100 and $17,600, respectively)        8,104          17,587
Mortgage-related securities available for sale           53,649          67,526
Mortgage-related securities held to maturity
  (fair value of $180,800 and $128,100,
  respectively)                                         179,079         127,239
Loans receivable, net:
  Held for sale                                          22,381          18,060
  Held for investment                                 1,698,609       1,591,089
Foreclosed properties and repossessed assets, net         2,487           4,723
Real estate held for development and sale                28,924          22,630
Office properties and equipment                          18,272          18,640
Federal Home Loan Bank stock--at cost                    22,177          22,002
Accrued interest on investments and loans                14,380          13,875
Prepaid expenses and other assets                        17,709          17,214
                                                    -----------     -----------
     Total assets                                   $ 2,123,461     $ 1,999,307
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                            $ 1,497,715     $ 1,392,472
Federal Home Loan Bank and other borrowings             449,345         411,625
Reverse repurchase agreements                            24,095          42,935
Advance payments by borrowers for taxes
  and insurance                                           1,074           6,955
Other liabilities                                        15,066          17,369
                                                     ----------     -----------
     Total liabilities                                1,987,295       1,871,356

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                 -               -
Common stock, $.10 par value, 30,000,000 shares
 authorized, 24,998,648 shares issued                     2,500           2,500
Additional paid-in capital                               50,673          49,084
Retained earnings                                       134,205         125,615
Less:   Treasury stock (7,098,556 shares
               and 7,073,460 shares,
               respectively), at cost                   (48,532)        (47,959)
        Borrowings of Employee Stock Ownership Plan      (1,379)         (1,379)
        Common stock purchased by benefit plans          (2,108)           (851)
        Net unrealized gain on securities available
               for sale, net of tax                         807             941
                                                    -----------     -----------
     Total stockholders' equity                         136,166         127,951
                                                    -----------     -----------
     Total liabilities and stockholders' equity     $ 2,123,461     $ 1,999,307
                                                    ===========     ===========


See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    DECEMBER 31,                DECEMBER 31,
                                                              ----------------------       ---------------------
                                                                 1998         1997           1998         1997
                                                              ----------------------       ---------------------
                                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                         $  35,127    $  32,405       $ 104,232   $  96,243
Mortgage-related securities                                       3,069        3,664           8,637      10,990
Investment securities                                             1,319        1,391           3,987       3,685
Interest-bearing deposits                                            71          256             400         531
                                                              ---------    ---------       ---------   ---------
  Total interest income                                          39,586       37,716         117,256     111,449

INTEREST EXPENSE:
Deposits                                                         17,157       16,240          50,902      47,938
Notes payable and other borrowings                                6,356        6,275          19,448      18,891
Other                                                               170          176             429         446
                                                              ---------    ---------       ---------   ---------
  Total interest expense                                         23,683       22,691          70,779      67,275
                                                              ---------    ---------       ---------   ---------
  Net interest income                                            15,903       15,025          46,477      44,174
Provision for loan losses                                           275          110             600         135
                                                              ---------    ---------       ---------   ---------
  Net interest income after provision for loan losses            15,628       14,915          45,877      44,039

NON-INTEREST INCOME:
Loan servicing income                                                87          541             937       1,769
Service charges on deposits                                       1,038        1,004           3,080       2,965
Insurance commissions                                               233          283             905         833
Gain on sale of loans                                             1,602          903           4,823       2,010
Net income (loss) from operations of real estate investment         141           43           2,506        (460)
Other                                                               826          853           1,826       1,690
                                                              ---------    ---------       ---------   ---------
  Total non-interest income                                       3,927        3,627          14,077       8,807

NON-INTEREST EXPENSES:
Compensation                                                      5,708        4,717          16,969      14,373
Occupancy                                                           782          748           2,276       2,246
Federal insurance premiums                                          208          209             627         625
Furniture and equipment                                             780          714           2,464       2,208
Data processing                                                     768          603           2,207       1,849
Marketing                                                           571          574           1,726       1,695
Net cost of operations of foreclosed properties                     (12)          (7)            161         (24)
Other                                                             1,320        1,767           4,312       5,077
                                                              ---------    ---------       ---------   ---------
  Total non-interest expenses                                    10,125        9,325          30,742      28,049
                                                              ---------    ---------       ---------   ---------
  Income before income taxes                                      9,430        9,217          29,212      24,797
Income taxes                                                      3,647        3,560          11,202       9,545
                                                              ---------    ---------       ---------   ---------
  Net income                                                  $   5,783    $   5,657       $  18,010   $  15,252
                                                              =========    =========       =========   =========
Earnings per share:
  Basic                                                       $    0.34    $    0.31       $    1.05   $    0.84
  Diluted                                                          0.32         0.29            0.98        0.79



See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        NINE MONTHS ENDED DECEMBER 31,
                                                                      --------------------------------
                                                                            1998         1997
                                                                      --------------------------------
                                                                             (In Thousands)
OPERATING ACTIVITIES
 Net income                                                              $  18,010    $  15,252
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans and foreclosed properties                     800          631
   Provision for depreciation and amortization                               1,705        1,712
   Net proceeds from origination and sale of loans held for sale            83,987       26,850
   Net gain on sales of loans and securities                                (5,198)      (2,035)
   Increase in accrued interest receivable                                    (570)        (145)
   Increase (decrease) in accrued interest payable                            (397)         432
   Increase (decrease) in accounts payable                                  (3,914)        (379)
   Other                                                                     1,597        1,956
                                                                         ---------    ---------
    Net cash provided by operating activities                               96,020       44,274


INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale            32,216       12,639
 Proceeds from maturities of investment securities                          40,384       47,972
 Purchase of investment securities available for sale                      (47,601)     (55,887)
 Purchase of investment securities held to maturity                         (1,750)     (12,013)
 Proceeds from sales of mortgage-related securities available for sale       3,664         --
 Purchase of mortgage-related securities held to maturity                  (14,966)      (4,171)
 Purchase of mortgage-related securities available for sale                 (6,905)      (4,741)
 Principal collected on mortgage-related securities                         63,786       31,575
 Net increase in loans receivable                                         (273,170)     (97,504)
 Purchase of office properties and equipment                                (1,379)      (1,872)
 Sales of office properties and equipment                                       61          101
 Sales of real estate                                                        7,451        9,559
 Purchase of real estate held for sale                                     (13,162)      (3,789)
                                                                         ---------    ---------
 Net cash used by investing activities                                   (211,371)      (78,131)

                                   (Unaudited)


                                                                    Nine Months Ended December 31,
                                                                    -----------------------------
                                                                        1998            1997
                                                                    -----------------------------
                                                                         (In Thousands)
Financing Activities
 Increase in deposit accounts                                        $ 105,243        $  42,901
 Decrease in advance payments by borrowers
   for taxes and insurance                                              (5,881)          (6,301)
 Proceeds from notes payable to Federal Home Loan Bank                 671,550          379,100
 Repayment of notes payable to Federal Home Loan Bank                 (638,500)        (320,720)
 Decrease in securities sold under agreements
  to repurchase                                                        (18,839)         (39,335)
 Increase (decrease) in other loans payable                              4,670          (10,750)
 Treasury stock purchased                                               (9,676)          (4,860)
 Reissuance of treasury stock for options                                2,267              499
 Payments of cash dividends to stockholders                             (2,583)          (2,089)
                                                                     ---------        ---------
   Net cash provided by financing activities                           108,251           38,445
                                                                     ---------        ---------
   Net decrease in cash and cash equivalents                            (7,100)           4,588
 Cash and cash equivalents at beginning of year                         39,167           38,025
                                                                     ---------        ---------
   Cash and cash equivalents at end of year                          $  32,067        $  42,613
                                                                     =========        =========

Supplementary cash flow information:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                $  70,382        $  68,066
  Income taxes                                                          10,100            8,030

Non-cash transactions:
 Securitization of mortgage loans held for sale to mortgage-backed
   securities and other adjustments                                     85,837           28,670
 Loans transferred to foreclosed properties                               --              2,406
 Securities available for sale market value adjustment                    (236)           7,768


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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine month period ended December 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1998.

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

During the quarter ended December 31, 1998 and 1997, total comprehensive income amounted to $5.5 million and $6.1 million, respectively.

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


NOTE 3 - STOCKHOLDERS' EQUITY

On December 16, 1998, 7,200 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended December 31, 1998, options for 180,760 shares of common stock were exercised at a weighted price of $2.85 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of treasury shares issued in excess of the option price paid was charged to retained earnings ($3.36 million). During the quarter ended December 31, 1998, the Corporation repurchased 20,400 shares of common stock on the open market for an average price of $19.89. During the quarter, 11,890 shares of common stock were repurchased from treasury stock for several management retirement plans. The weighted cost of these repurchases was $18.63 per share or $220,000 and the excess of the cost of the treasury shares over the market price ($20,000) was charged to retained earnings. On November 15, 1998, the Corporation paid out a cash dividend of $.05 per share, amounting to $890,000.


NOTE 4 - EARNINGS PER SHARE

The weighted average number of shares of common stock and common stock equivalents outstanding for December 31, 1998 and 1997 have been adjusted to reflect the two-for-one stock split effected on August 24, 1998. Earnings per share for the three and nine months ended December 31, 1998 and 1997 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

                                                       THREE MONTHS ENDED DECEMBER 31,
                                                       -------------------------------
                                                          1998               1997
                                                       -------------------------------
Numerator:
       Net income                                      $ 5,782,496        $ 5,656,627
                                                       -----------        -----------
       Numerator for basic and diluted earnings
         per share--income available to common
         stockholders                                  $ 5,782,496        $ 5,656,627

Denominator:
       Denominator for basic earnings per
         share--weighted-average shares                 17,130,657         18,126,002
       Effect of dilutive securities:
         Employee stock options                          1,151,364          1,306,086
                                                       -----------        -----------
       Denominator for diluted earnings per
         share--adjusted weighted-average
         shares and assumed conversions                 18,282,021         19,432,088
                                                       ===========        ===========
Basic earnings per share                               $      0.34        $      0.31
                                                       ===========        ===========
Diluted earnings per share                             $      0.32        $      0.29
                                                       ===========        ===========




                                                         NINE MONTHS ENDED DECEMBER 31,
                                                         ------------------------------
                                                             1998               1997
                                                         ------------------------------
Numerator:
       Net income                                         $18,009,963      $15,252,139
                                                          -----------      -----------
       Numerator for basic and diluted earnings
         per share--income available to common
         stockholders                                     $18,009,963      $15,252,139

Denominator:
       Denominator for basic earnings per
         share--weighted-average shares                    17,141,624       18,124,148
       Effect of dilutive securities:
         Employee stock options                             1,261,407        1,171,418
       Denominator for diluted earnings per
         share--adjusted weighted-average
                                                          -----------      -----------
         shares and assumed conversions                    18,403,031       19,295,566
                                                          ===========      ===========
Basic earnings per share                                  $      1.05      $      0.84
                                                          ===========      ===========
Diluted earnings per share                                $      0.98      $      0.79
                                                          ===========      ===========

NOTE 5 - SUBSEQUENT EVENTS

On January 15, 1999, the Corporation announced a definitive agreement to merge with FCB Financial Corp. It is anticipated that the merger will be accounted for as a pooling of interests. On January 21, 1999, the Corporation declared a $.05 per share cash dividend to be paid on February 15, 1999 to stockholders of record on February 1, 1999.

                          ANCHOR BANCORP WISCONSIN INC.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

General. Net income for the three and nine months ended December 31, 1998 increased $130,000 to $5.8 million and $2.7 million to $18.0 million, respectively, from the same periods in the prior year. The increase in net income for the periods was largely due to the increase in interest income of $1.9 million and $5.8 million, respectively, for the three and nine months ended December 31, 1998, as well as an increase in non-interest income of $300,000 and $5.3 million, respectively, during the periods. Such increases for the three and nine months ended December 31, 1998 were offset by (i) an increase in interest expense of $1.0 million and $3.5 million, respectively, (ii) an increase in non-interest expense of $800,000 and $2.7 million, respectively, and (iii) an increase in income taxes of $90,000 and $1.7 million, respectively.

Net Interest Income. Net interest income increased $880,000 and $2.3 million for the three and nine months ended December 31, 1998 respectively, compared to the same periods in 1997. The net interest margin decreased to 3.12% from 3.18% for the respective three-month periods and decreased to 3.11% from 3.17% for the respective nine-month periods. The interest rate spread decreased to 2.93% from 2.98% and decreased to 2.92% from 2.99%, respectively, for the same periods.

Interest income on loans increased $2.7 million and $8.0 million for the three and nine months ended December 31, 1998 respectively, compared to the same periods in the prior year. This increase was a result of an increase of $196.3 million and $180.1 million, respectively, in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities decreased $600,000 and $2.4 million for the same periods due primarily to the decrease of $16.4 million and $40.4 million, respectively in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $70,000 and increased $300,000, respectively, for the three- and nine-month periods ended December 31, 1998 as compared to the same periods in the prior year. This was primarily a result of a decrease of $16.2 million and $7.2 million, respectively, in the average balance of investment securities for the three and nine months ended December 31, 1998 as compared to the same periods in 1997. The nine-month figure was slightly offset by an increase of $650,000 in the average balance of Federal Home Loan Bank stock. Interest income on interest-bearing deposits decreased $190,000 and $130,000, respectively, for the three and nine months ended December 31, 1998, due to the decrease of $12.9 million and $2.9 million in the average balance of interest-bearing deposits.

Interest expense on deposits increased $900,000 and $3.0 million, respectively, for the three and nine months ended December 31, 1998 as compared to the same periods in 1997. The increase was due primarily to the increase in the average balance of deposits of $134.9 million and $113.1 million, respectively, for the three- and nine-month periods as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $80,000 and $560,000, respectively, during the same periods.

Provision for Loan Losses. Provision for loan losses increased $170,000 and $470,000 for the three- and nine-month periods ended December 31, 1998 as compared to the same periods in the prior year. The provision was based on management's ongoing evaluation of asset quality.

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


                                                                         THREE MONTHS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------------
                                                               1998                                   1997
                                                 -----------------------------------   ---------------------------------------
                                                                            AVERAGE                                   AVERAGE
                                                   AVERAGE                   YIELD/    AVERAGE                         YIELD/
                                                   BALANCE     INTEREST      COST(1)   BALANCE       INTEREST          COST(1)
                                                 -----------------------------------------------------------------------------
                                                                        (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                               $1,371,230   $   26,678      7.78%   $1,180,925      $   23,879         8.09%
Consumer loans (2)                                  342,628        7,627      8.90       341,729           7,752         9.07
Commercial business loans(2)                         35,415          822      9.28        30,312             774        10.21
                                                 ----------   ----------              ----------      ----------
  Total loans receivable (2)                      1,749,273       35,127      8.03     1,552,966          32,405         8.35
Mortgage-related securities                         195,270        3,069      6.29       211,644           3,664         6.92
Investment securities                                67,492          952      5.64        83,726           1,003         4.79
Interest-bearing deposits                             5,766           71      4.93        18,709             256         5.47
Federal Home Loan Bank stock                         21,950          367      6.69        21,963             388         7.07
                                                 ----------   ----------              ----------      ----------
  Total interest-earning assets                   2,039,751       39,586      7.76     1,889,008          37,716         7.99
  Non-interest-earning assets                        89,898                  -----        77,936                        -----
                                                 ----------                           ----------
  Total assets                                   $2,129,649                           $1,966,944
                                                 ==========                           ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                  $  413,069        2,755      2.67    $  344,109           2,481         2.88
Regular passbook savings                            101,476          520      2.05        99,103             569         2.30
Certificates of deposit                             974,815       13,882      5.70       911,245          13,190         5.79
                                                 ----------   ----------              ----------      ----------
  Total deposits                                  1,489,360       17,157      4.61     1,354,457          16,240         4.80
Notes payable and other borrowings                  455,216        6,356      5.59       440,035           6,275         5.70
Other                                                17,623          170      3.86        18,732             176         3.76
                                                 ----------   ----------              ----------      ----------
  Total interest-bearing liabilities              1,962,199       23,683      4.83     1,813,224          22,691         5.01
Non-interest-bearing liabilities                     33,798   ----------     -----        23,945      ----------        -----
                                                 ----------                           ----------
  Total liabilities                               1,995,997                            1,837,169
Stockholders' equity                                133,652                              129,775
                                                 ----------                           ----------
  Total liabilities and stockholders'
   equity                                        $2,129,649                           $1,966,944
                                                 ==========                           ==========

  Net interest income/interest rate spread                    $   15,903      2.93%                   $   15,025         2.98%
                                                              ==========      ====                    ==========         ====
  Net interest-earning assets                    $   77,552                           $   75,784
                                                 ==========                           ==========
  Net interest margin                                                         3.12%                                      3.18%
                                                                              ====                                       ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities             1.04                                 1.04
                                                       ====                                 ====

--------------------------------------------
(1) Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

                                                                   NINE MONTHS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------
                                                           1998                                      1997
                                              -----------------------------------   ------------------------------------
                                                                         AVERAGE                               AVERAGE
                                               AVERAGE                   YIELD/       AVERAGE                   YIELD/
                                               BALANCE      INTEREST     COST(1)      BALANCE     INTEREST     COST(1)
                                              --------------------------------------------------------------------------
                                                                  (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $ 1,335,239    $ 78,671    7.86%       $ 1,165,373   $ 71,261      8.15%
Consumer loans (2)                                341,598      23,080     9.01           336,796     22,663      8.97
Commercial business loans(2)                       34,574       2,480     9.56            29,120      2,319     10.62
                                              -----------    --------                -----------   --------
  Total loans receivable (2)                    1,711,411     104,232     8.12         1,531,289     96,243      8.38
Mortgage-related securities                       181,063       8,637     6.36           221,463     10,990      6.62
Investment securities                              66,538       2,914     5.84            73,699      2,611      4.72
Interest-bearing deposits                          10,093         400     5.28            13,042        531      5.43
Federal Home Loan Bank stock                       21,495       1,073     6.66            20,848      1,074      6.87
                                              -----------    --------                -----------   --------
  Total interest-earning assets                 1,990,600     117,256     7.85         1,860,341    111,449      7.99
                                                                        ------                                  -----
Non-interest-earning assets                        86,437                                 78,231
                                              -----------                            -----------
  Total assets                                $ 2,077,037                            $ 1,938,572
                                              ===========                            ===========

INTEREST-BEARING LIABILITIES
Demand deposits                               $   388,344       8,055     2.77       $   328,455      7,101      2.88
Regular passbook savings                          101,829       1,567     2.05           100,234      1,720      2.29
Certificates of deposit                           954,953      41,280      .76           903,299     39,117      5.77
                                              -----------    --------                -----------   --------
  Total deposits                                1,445,126      50,902     4.70         1,331,988     47,938      4.80
Notes payable and other borrowings                455,393      19,448     5.69           444,718     18,891      5.66
Other                                              15,179         429     3.77            16,125        446      3.69
                                              -----------    --------                -----------   --------
  Total interest-bearing liabilities            1,915,698      70,779     4.93         1,792,831     67,275      5.00
Non-interest-bearing liabilities                   30,547    --------    -----            20,500   --------     -----
                                              -----------                            -----------
  Total liabilities                             1,946,245                              1,813,331
Stockholders' equity                              130,792                                125,241
                                              -----------                            -----------
  Total liabilities and stockholders'
   equity                                     $ 2,077,037                            $ 1,938,572
                                              ===========                            ===========

  Net interest income/interest rate spread                  $  46,477     2.92%                    $ 44,174      2.99%
                                                            =========    =====                    =========     =====
  Net interest-earning assets                   $ 74,902                               $ 67,510
                                                ========                               ========
  Net interest margin                                                     3.11%                                  3.17%
                                                                         =====                                  =====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities          1.04                                   1.04
                                                    ====                                   ====


--------------------------------------------
(1) Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Non-Interest Income. Non-interest income increased $300,000 to $3.9 million and $5.3 million to $14.1 million, respectively, for the three and nine months ended December 31, 1998 as compared to the same periods in the prior year as a result of several factors. The gain on sale of loans increased $700,000 and $2.8 million, respectively, for the three- and nine-month periods due to increased volume of loan sales. Net income (loss) from operations of real estate investments for the three and nine months ended December 31, 1998 increased $100,000 and $3.0 million because of an increase in sales of partnership interests at IDI. Service charges on deposits increased $30,000 and $120,000 for the same three- and nine-month periods ended December 31, 1998 due to increased volume in this area. Insurance commissions decreased $50,000 for the three-month period and increased $70,000 for the nine-month period. In addition, loan servicing income decreased $450,000 and $830,000, respectively, for the three and nine months ended December 31, 1998. This decrease is attributed to the fact that the amortization of Originated Mortgage Servicing Rights (OMSR's) was formerly charged to the category of other income rather than to loan servicing income. Other non-interest income decreased $30,000 for the three-month period and increased $140,000 for the nine-month period.

Non-Interest Expense. Non-interest expense increased $800,000 to $10.1 million and $2.7 million to $30.7 million, respectively, during the three and nine months ended December 31, 1998 as compared to the same periods in 1997 as a result of several factors. Compensation expense increased $990,000 and $2.6 million, respectively, due primarily to an increase in incentive compensation resulting from increased loan production. Data processing expense increased $170,000 and $360,000, respectively, for the three and nine months ended December 31, 1998. Furniture and equipment expenses increased $70,000 and $260,000 for the same time periods, largely due to normal increases in depreciation and other costs. Occupancy expense increased $30,000 for both the three and nine months ended December 31, 1998. Net cost of operations of foreclosed properties decreased $10,000 for the three-month period and increased $190,000 for the nine-month period. These increases were partially offset by a decrease in other non-interest expenses such as legal and consulting and audit and accounting of $450,000 and $770,000, respectively.

Income Taxes. Income tax expense increased $90,000 and $1.7 million, during the three and nine months ended December 31, 1998 as compared to the same periods in 1997. The effective tax rate was 38.7% and 38.3%, respectively, for the current year as compared to 38.6% and 38.5% for the three- and nine-month periods last year.

FINANCIAL CONDITION


During the nine months ended December 31, 1998, the Corporation's assets increased by $124.2 million from $2.0 billion at March 31, 1998, to $2.12 billion. The majority of this increase was attributable to increases in loans and mortgage-related securities.

Investment securities (both available for sale and held to maturity) decreased $23.4 million during the nine months ended December 31, 1998 as a result of purchases of $48.9 million of U.S. Government and agency securities which was partially offset by sales and maturities of $72.6 million.

Mortgage-related securities (both available for sale and held to maturity) increased $38.0 million during the nine months ended December 31, 1998 as a result of (i) securitization of $83.5 million of loans held for investment into securities guaranteed by the Federal National Mortgage Association and backed by such loans and (ii) purchases of $21.9 million. These increases were partially offset by principal repayments and market value adjustments of $63.8 million. Mortgage-related securities consisted of $214.9 million of mortgage-backed securities and $17.8 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at December 31, 1998.

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

Total loans (including loans held for sale) increased $111.8 million during the nine months ended December 31, 1998. Activity for the period included (i) originations and purchases of $1.05 billion, (ii) sales of $345.9 million, which included securitization of $83.5 million of loans into mortgage-backed securities and (iii) principal repayments and other adjustments of $589.8 million.

Deposits increased $105.2 million during the nine months ended December 31, 1998. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires it. Brokered deposits totaled $82.7 million at December 31, 1998 and generally mature in one year. FHLB advances increased $33.1 million during the nine months ended December 31, 1998. Reverse repurchase agreements and other borrowings decreased $14.2 million during the nine months ended December 31, 1998. Advance payments by borrowers for taxes and insurance decreased $5.9 million.

Stockholders' equity increased $8.2 million during the nine months ended December 31, 1998 as a net result of (i) comprehensive income of $17.88 million,
(ii) stock options exercised of $9.10 million (with the excess of the cost of treasury shares over the option price ($6.80 million) charged to retained earnings) and (iii) the tax benefit from certain stock options of $1.59 million. These were offset by (i) treasury stock repurchased of $9.68 million, (ii) cash dividends of $2.58 million and (iii) benefit plan shares earned and related tax adjustments totaling $1.26 million, and (iv) loss on treasury shares repurchased for management employee retirement plans of $40,000.



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

The Corporation has identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor (referred to later in this paragraph as the primary third party data processing provider). The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Corporation's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation's goal is to be fully compliant by March 31, 1999. The Corporation has completed two tests with its primary third party data processing provider. The tests, completed on August 16, 1998 and September 20, 1998, were both successful in all applications. On December 6, 1998, the loan origination system was tested by a third party and found to be Year 2000 compliant. The following table indicates the Corporation's progress in the assessment, remediation, testing and implementation of becoming Year 2000 compliant.

------------------------------------------------------------------------------
         RESOLUTION PHASES OF YEAR 2000 COMPLIANCE AT DECEMBER 31, 1998
------------------------------------------------------------------------------
  EXPOSURE
    TYPE       ASSESSMENT      REMEDIATION      TESTING         IMPLEMENTATION
------------------------------------------------------------------------------

Information    100% Complete   100% Complete    95% Complete    80% Complete
Technology
                                                Expected        Expected
                                                completion      completion
                                                date, 3/31/99   date, 3/31/99

------------------------------------------------------------------------------

Operating      100% Complete   100% Complete    100% Complete   100% Complete
Equipment
with
Embedded Chips
or Software

-----------------------------------------------------------------------------

3rd Party      100% Complete   95% Complete      95% Complete   90% Complete
               for System      for system        for system     for system
               interface;      interface         interface      interface
               100% Complete
               for all other   Develop           Expected       Expected
               material        contingency       completion     completion
               exposures       plans as          date for       date for
                               appropriate,      system         system
                               3/31/99           interface      interface work,
                                                 work, 3/31/99  3/31/99

                                                                Implement
                                                                contingency
                                                                plans or
                                                                other
                                                                alternatives
                                                                as necessary,
                                                                3/31/99
------------------------------------------------------------------------------


COSTS The Corporation will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and is being funded through operating cash flows. To date, the Corporation has incurred $250,000 ($100,000 expensed and $150,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $100,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $150,000 relates to consulting and remediation of hardware and software. Both of the latter will be expensed as incurred.

RISKS Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Corporation has not yet completed all necessary phases of the Year 2000 program. In the event that the Corporation does not complete any additional phases, the Corporation could be unable to accept deposits or withdrawals, open accounts, or process loan payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Corporation. The Corporation could be subject to litigation for computer systems product failure, for example, failure to properly date business records such as accrued loan interest. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $7.0 million at December 31, 1998 from $12.9 million at March 31, 1998 and decreased as a percentage of total assets to .33% from 0.64% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated.


                                                                                    At March 31
                                                    At December 31,    ---------------------------------------
                                                          1998           1998          1997            1996
                                                    --------------     ----------------------------------------
                                                                 (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                               $ 1,688       $ 1,273       $ 1,712         $   629
 Multi-family residential                                   --             898         3,199            --
 Commercial real estate                                      165           288           778             470
 Construction and land                                      --            --              58              81
 Consumer                                                    826           577           438             202
 Commercial business                                         476           673           610             508
                                                         -------       -------       -------         -------
  Total non-accrual loans                                  3,155         3,709         6,795           1,890
Real estate held for development and sale                  1,388         4,431         2,736           2,319
Foreclosed properties and repossessed assets, net          2,487         4,723         4,222           6,077
                                                         -------       -------       -------         -------
  Total non-performing assets                            $ 7,030       $12,863       $13,753         $10,286
                                                         =======       =======       =======         =======

Performing troubled debt restructurings                  $ 2,889       $   725       $   329         $   332
                                                         =======       =======       =======         =======

Total non-accrual loans to total loans                      0.17%         0.22%         0.44%           0.13%
Total non-performing assets to total assets                 0.33          0.64          0.73            0.59
Allowance for loan losses to total loans                    1.12          1.30          1.48            1.59
Allowance for loan losses to total
 non-accrual loans                                        644.53        588.65        334.81        1,206.72
Allowance for loan and foreclosure losses
 to total non-performing assets                           294.50        172.26        173.26          228.70


At December 31, 1998, there were no non-accrual loans with a carrying value greater than $1.0 million. Non-accrual loans decreased $550,000 during the nine months ended December 31, 1998. Non-performing real estate held for development and sale decreased $3.0 million for the nine months ended December 31, 1998.

At December 31, 1998, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $2.0 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project. These units were purchased in the last fiscal year in an effort to solidify the Corporation's position with regard to the original non-accrual loan. The Corporation is in the process of completing the units for subsequent sale. A multi-family project that had been reported in this category, was transferred to performing troubled debt restructurings during the prior quarter. The project, located in Madison, Wisconsin, had a carrying value of $2.9 million. The sale of the project resulted in the Corporation providing interim financing to the buyer until permanent financing can be obtained. A deferred gain of $650,000, associated with the project remains in real estate held for development and sale until the sale of the property, now held in performing troubled debt restructuring, is deemed final.

At December 31, 1998, there were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million. Foreclosed properties and repossessed assets decreased $2.2 million during the nine-month period. The decrease was due primarily to the sale of an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. A portion of the property that had been identified as containing environmental contamination remains on the Corporation's books, however, due to limited use restrictions and contamination, the parcel is deemed to have no value. Environmental cleanup costs may be covered by Petroleum Environmental Cleanup Funds. This matter has not been resolved because of ongoing litigation.

Performing troubled debt restructurings increased by $2.2 million during the nine months ended December 31, 1998 primarily as a result of the transfer of a multi-family property with a carrying value of $2.9 million from real estate held for development and sale. The balance of the change was largely due to the payoff of a $600,000 loan that secured a wood chipping operation.

At December 31, 1998, assets that the Corporation has classified, as substandard net of reserves, consisted of $15.1 million of loans and foreclosed properties. As of March 31, 1998, the substandard assets amounted to $15.8 million. The decrease of $700,000 is the net effect of several changes. The removal of the above-discussed Elm Grove, Wisconsin property from foreclosed properties and repossessed assets, as a result of the sale, represented a reduction of $2.2 million. The sale of a parcel of land in Monona, Wisconsin represented a $500,000 reduction. These removals were offset by increases in all categories of substandard loans totalling $2.0 million. Of the increases in the categories of substandard loans, there are no loans with a carrying value of greater than $1.0 million.

The following table sets forth information relating to the Corporation,s loans which were less than 90 days delinquent at the dates indicated.


                                                   At March 31,
                    At December 31,    --------------------------------------
                         1998            1998           1997         1996
                   ----------------    --------------------------------------
                                                (In Thousands)

30 to 59 days          $4,158            $3,732        $3,144        $5,776
60 to 89 days           1,035               994           909           789
                       ------            ------        ------        ------
    Total              $5,193            $4,726        $4,053        $6,565
                       ======            ======        ======        ======



The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowance for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and managementss estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value less costs to sell with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:












                                            Three Months Ended               Nine Months Ended
                                               December 31,                      December 31,
                                        ---------------------------       --------------------------
                                          1998             1997               1998           1997
                                        ---------------------------       --------------------------
                                                             (Dollars In Thousands)
Allowance at beginning of period        $ 21,440          $ 22,195         $ 21,833       $ 22,750
Charge-offs:
  Mortgage                                (1,210)             (103)          (1,518)          (132)
  Consumer                                  (254)             (135)            (738)          (788)
  Commercial business                       (157)             --               (367)            (8)
                                        --------          --------         --------       --------
     Total charge-offs                    (1,621)             (238)          (2,623)          (928)
Recoveries:
  Mortgage                                   217                 4              399             55
  Consumer                                    20                15              106             37
  Commercial business                          4                 9               20             46
                                        --------          --------         --------       --------
     Total recoveries                        241                28              525            138
                                        --------          --------         --------       --------
     Net charge-offs                      (1,380)             (210)          (2,098)          (790)
Provision                                    275               110              600            135
                                        --------          --------         --------       --------
   Allowance at end of period           $ 20,335          $ 22,095         $ 20,335       $ 22,095
                                        ========          ========         ========       ========

Net charge-offs to average loans           (0.32)%           (0.05)%          (0.16)%        (0.07)%
                                        ========          ========         ========       ========


Although management believes that the December 31, 1998 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At December 31, 1998, the Corporation had outstanding commitments to originate loans of $77.1 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $90.2 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.5 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 1998 amounted to $758.0 million and scheduled maturities of FHLB advances during the same period totaled $241.3 million. At December 31, 1998, the Corporation also had $24.1 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following December 31, 1998. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended December 31, 1998, the Bank's average liquidity ratio was 14.50%.

     Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 6.80% as of December 31, 1998.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 1998 and December 31, 1997.



                                                                                         Minimum Required
                                                                Minimum Required            to be Well
                                                                  For Capital            Capitalized Under
                                           Actual              Adequacy Purposes         OTS Requirements
                               -----------------------------------------------------------------------------
                                     Amount       Ratio       Amount       Ratio        Amount       Ratio
                               -----------------------------------------------------------------------------
As of December 31, 1998:
Tier 1 capital
  (to adjusted tangible assets)     $ 120,782       5.76%     $ 62,884       3.00%     $ 104,806       5.00%
Risk-based capital
  (to risk-based assets)              137,853      10.11       109,088       8.00        136,360      10.00
Tangible capital
  (to tangible assets)                120,782       5.76        31,442       1.50          N/A         N/A

As of December 31, 1997:
Tier 1 capital
  (to adjusted tangible assets)       111,009       5.79        57,538       3.00         95,897       5.00
Risk-based capital
  (to risk-based assets)              126,063      10.51        95,916       8.00        119,895      10.00
Tangible capital
  (to tangible assets)                111,009       5.79        28,769       1.50          N/A         N/A


The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at December 31, 1998. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.


The following table reconciles stockholder equity to regulatory capital at December 31, 1998 and 1997 (dollars in thousands):


                                                                    1998             1997
                                                                 ------------------------------
As of December 31, 1998:
Stockholders' equity of the Corporation                          $ 136,166         $ 129,005
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                     (12,733)          (15,352)
                                                                 ---------         ---------
Stockholders' equity of the Bank                                   123,433           113,653
Less: Intangible assets and other non-includable assets             (2,653)           (2,644)
                                                                 ---------         ---------
Tier 1 and tangible capital                                        120,780           111,009
Plus: Allowable general valuation allowances                        17,073            15,054
                                                                 ---------         ---------
Risk based capital                                               $ 137,853         $ 126,063
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. There have been no material changes in the Corporation's asset/liability structure or management strategies and assumptions since the prior fiscal year ended March 31, 1998. The cumulative net gap position at December 31, 1998 has not changed materially since March 31, 1998.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information contained in the section captioned "Management's Discussion and Analysis - Asset/Liability Management" on pages 22 and 23 is incorporated herein by reference.


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

ITEM 5      OTHER INFORMATION.

            None.

ITEM 6      EXHIBITS AND REPORTS.

       (a)  EXHIBIT NO. 27  FINANCIAL DATA SCHEDULES

       (b)  REPORTS ON FORM 8-K.

            On January 15, 1999, the Corporation filed a Current Report on Form 8-K to report, pursuant to Item 5 thereto, the announcement of a definitive agreement to merge FCB Financial Corp. with and into Anchor Bancorp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  ANCHOR BANCORP WISCONSIN INC.



Date:            February 15, 1999            By: /s/ Douglas J. Timmerman
         ------------------------------           -----------------------------
                                                  Douglas J. Timmerman, Chairman
                                                  of the Board, President and
                                                  Chief Executive Officer




Date:            February 15, 1999            By: /s/ Michael W. Helser
         ------------------------------           -----------------------------
                                                  Michael W. Helser, Treasurer
                                                  and Chief Financial Officer