Form 10-K405
period 1999-03-31
ANCHOR BANCORP WISCONSIN INC
filed 1999-06-22
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended March 31, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from                    to
                                    --------------------   ---------------------

                         Commission File Number 0-20006
                         ANCHOR BANCORP WISCONSIN INC.
             (Exact name of registrant as specified in its charter)


                  Wisconsin                                      39-1726871
      ----------------------------------                   ---------------------
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

                               Yes |X|     No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.                                               |X|

         Based upon the $17.000 closing price of the registrant's common stock as of May 13, 1999, the aggregate market value of the 16,655,284 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $283.1 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of June 18, 1999, 18,131,305 shares of the registrant's common stock were outstanding. There were also 100,000 series A- preferred stock purchase rights authorized with none outstanding, as of the same date.

                       Documents Incorporated by Reference

Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 1999 (Part III, Items 10 to 13)

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Anchor BanCorp Wisconsin Inc. (the "Corporation") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, S.S.B. (the "Bank"). On July 15, 1992, the Bank converted from a state-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Corporation acquired all of the outstanding common stock of the Bank. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), a Wisconsin corporation, which invests in limited partnerships. IDI created a subsidiary in March 1997, Nevada Investment Directions, Inc. ("NIDI"), which also invests in limited partnerships. NIDI was organized in the state of Nevada.

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

         The Bank has three wholly owned subsidiaries. Anchor Insurance Services, Inc. ("AIS") offers a full line of insurance products, securities and annuities to the Bank's customers and other members of the general public. ADPC Corporation ("ADPC") holds and develops certain of the Bank's foreclosed properties. Anchor Investment Corporation ("AIC") is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion the Bank's investment portfolio (primarily mortgage-related securities). All of the Bank's subsidiaries, except AIC, are Wisconsin corporations.


MARKET AREA

         The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin as well as contiguous counties in Iowa and Illinois. As of March 31, 1999, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 35 other full-service offices located primarily in southcentral and southwest Wisconsin and two loan origination offices.

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

FINANCIAL RATIOS

The following table represents selected financial ratios of the Corporation's operations for the fiscal years indicated. These ratios, where applicable, have been restated to reflect both a two-for-one stock split on the Corporation's common stock in August 1998 and the application of Financial Accounting Standards No. 128 (Earnings Per Share).

                                                                         YEAR ENDED MARCH 31,
                                                    ---------------------------------------------------------
                                                       1999                   1998                   1997
                                                    ---------------------------------------------------------
Return on average assets                                 1.13%                  1.05%                 0.76%
Return on average equity                                17.70                  16.20                 11.78
Average equity to average assets                         6.38                   6.51                  6.42
Dividend payout ratio                                   14.23                  13.72                 15.83
Net interest margin                                      3.08                   3.18                  3.14


LENDING ACTIVITIES

         GENERAL. At March 31, 1999, the Corporation's net loans held for investment totaled $1.7 billion, representing approximately 81% of its $2.1 billion of total assets at that date. Approximately 79% of the Corporation's total loans held for investment at March 31, 1999 were secured by first liens on sreal estate.

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

         The non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 1999, the Corporation's total loans held for investment included $335.8 million of consumer loans and $40.4 million of commercial business loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Corporation's consolidated loans held for investment at the dates indicated.


                                                                         MARCH 31,
                                   ----------------------------------------------------------------------------
                                         1999                    1998                    1997
                                   ----------------------------------------------------------------------------
                                                   PERCENT                 PERCENT                 PERCENT
                                        AMOUNT     OF TOTAL     AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                   ----------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential .......   $   841,048    46.06%  $  817,763    48.67%   $   731,732     47.44%
  Multi-family residential ........       224,167    12.28      177,350    10.56        164,729     10.68
  Commercial real estate ..........       216,365    11.85      183,914    10.95        171,186     11.10
  Construction ....................       154,594     8.47      120,376     7.16        106,536      6.91
  Land ............................        13,552     0.74       12,503     0.74         15,730      0.94
                                      -----------   ------   ----------   ------    -----------    ------
    Total mortgage loans ..........     1,449,726    79.40    1,311,906    78.08      1,189,913     77.15
                                      -----------   ------   ----------   ------    -----------    ------
Consumer loans:
  Second mortgage and home equity .       180,122     9.86      183,874    10.94        176,348     11.43
  Education .......................       125,427     6.87      121,306     7.22        112,420      7.29
  Other ...........................        30,241     1.66       32,841     1.80         34,682      2.25
                                      -----------   ------   ----------   ------    -----------    ------
    Total consumer loans ..........       335,790    18.39      338,021    20.12        323,450     20.97
                                      -----------   ------   ----------   ------    -----------    ------
Commercial business loans:
  Loans ...........................        40,401     2.21       30,239     1.80         29,012      1.88
  Lease receivables ...............            --     0.00            5     0.00             10      0.00
                                      -----------   ------   ----------   ------    -----------    ------
    Total commercial business loans        40,401     2.21       30,244     1.80         29,022      1.88
                                      -----------   ------   ----------   ------    -----------    ------
    Gross loans receivable ........     1,825,917   100.00%   1,680,171   100.00%     1,542,385    100.00%
                                                    ======                ======                   ======
Contras to loans:
  Undisbursed loan proceeds .......       (77,161)              (62,756)                (54,002)
  Allowance for loan losses .......       (20,208)              (21,833)                (22,750)
  Unearned loan fees ..............        (3,824)               (3,839)                 (3,373)
  Discount on loans purchased .....          (476)                 (625)                   (748)
  Unearned interest ...............            (6)                  (29)                    (89)
                                      -----------            ----------             -----------
    Total contras to loans ........      (101,675)              (89,082)                (80,962)
                                      -----------            ----------             -----------
    Loans receivable, net .........   $ 1,724,242            $1,591,089             $ 1,461,423
                                      ===========            ==========             ===========




                                                          MARCH 31,
                                    ---------------------------------------------------
                                             1996                     1995
                                    ---------------------------------------------------
                                                   PERCENT                 PERCENT
                                         AMOUNT    OF TOTAL    AMOUNT      OF TOTAL
                                    ---------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential .......   $   745,170    51.97%   $ 716,212    55.83%
  Multi-family residential ........       162,432    11.33      141,401    11.02
  Commercial real estate ..........       139,918     9.76      123,438     9.62
  Construction ....................        77,187     5.38       66,519     5.18
  Land ............................        21,077     1.47       13,644     1.06
                                      -----------   ------  -----------   ------
    Total mortgage loans ..........     1,145,784    79.90    1,061,214    82.72
                                      -----------   ------  -----------   ------
Consumer loans:
  Second mortgage and home equity .       140,302     9.78      111,725     8.71
  Education .......................        88,674     6.18       69,264     5.40
  Other ...........................        28,481     1.99       18,997     1.48
                                      -----------   ------  -----------   ------
    Total consumer loans ..........       257,457    17.95      199,986    15.59
                                      -----------   ------  -----------   ------
Commercial business loans:
  Loans ...........................        30,352     2.12       20,272     1.58
  Lease receivables ...............           363     0.03        1,467     0.11
                                      -----------   ------  -----------   ------
    Total commercial business loans        30,715     2.14       21,739     1.69
                                      -----------   ------  -----------   ------
    Gross loans receivable ........     1,433,956   100.00%   1,282,939   100.00%
                                                    ======                ======
Contras to loans:
  Undisbursed loan proceeds .......       (46,493)              (25,980)
  Allowance for loan losses .......       (22,807)              (22,429)
  Unearned loan fees ..............        (2,453)               (2,000)
  Discount on loans purchased .....        (1,005)               (1,151)
  Unearned interest ...............          (118)                 (272)
                                      -----------           -----------
    Total contras to loans ........       (72,876)              (51,832)
                                      -----------           -----------
    Loans receivable, net .........   $ 1,361,080           $ 1,231,107
                                      ===========           ===========

        The following table shows, at March 31, 1999, the scheduled contractual maturities of the Corporation's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

                                                         MULTI-FAMILY
                                                         RESIDENTIAL
                                                            AND
                                      SINGLE-FAMILY      COMMERCIAL     CONSTRUCTION                    COMMERCIAL
                                       RESIDENTIAL       REAL ESTATE     AND LAND        CONSUMER        BUSINESS
                                          LOANS             LOANS          LOANS          LOANS           LOANS
                                   -------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Amounts due:
  In one year or less                    $ 33,910        $ 27,601        $105,326        $ 35,016        $    867
  After one year through
    five years                            117,568         106,747          18,279         174,388          39,310
  After five years                        689,570         306,184          44,541         126,386             224
                                         --------        --------        --------        --------        --------
                                         $841,048        $440,532        $168,146        $335,790        $ 40,401
                                         ========        ========        ========        ========        ========
Interest rate terms on amounts
  due after one year:
    Fixed                                $225,057        $ 81,572        $ 15,953        $156,054        $  6,606
                                         --------        --------        --------        --------        --------
    Adjustable                           $582,081        $331,359        $ 46,867        $144,720        $ 32,928
                                         ========        ========        ========        ========        ========



         SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings associations, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 1999, $841.0 million or 46.1% of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured or guaranteed by a federal or state agency.

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

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 1999, approximately $606.5 million or 72.1% of the Corporation's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates.

         The Bank continues to originate long-term, fixed-rate mortgage loans, including conventional, Federal Housing Administration ("FHA"), Federal Veterans Administration ("VA") and Wisconsin Housing and Economic Development Authority ("WHEDA") loans, in order to provide a full range of products to its customers. The Bank generally sells current production of these loans with terms of 20 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), WHEDA and other institutional investors, while keeping some of the 10-year term loans in its portfolio. The Bank retains the right to service substantially all loans that it sells.

         At March 31, 1999, approximately $234.5 million or 27.9% of the permanent single-family residential loans in the Corporation's loans held for investment consisted of loans that provide for fixed rates of interest. Almost 60% of these loans have original terms of 15 years or less. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. During the 1980s, the Bank emphasized the origination and purchase of loans secured by multi-family residences and commercial real estate located within and outside of Wisconsin in order to diversify the type and geographic location of its loan portfolio. Such loans also were emphasized because they generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 1999, the Corporation had $224.2 million of loans secured by multi-family residential real estate and $216.4 million of loans secured by commercial real estate. The Bank generally limits the origination of such loans to its primary market area, except to facilitate the sale or resolution of certain remaining foreclosed properties outside its market area.

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

         CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 1999, construction loans amounted to $154.6 million or 8.5% of the Corporation's total loans held for investment. Of this amount, $86.5 million and $51.2 million was represented by loans for the construction of single-family and multi-family residences, respectively. Land loans amounted to $13.6 million at March 31, 1999.

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

         CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 1999, $335.8 million or 18.4% of the Corporation's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans.

         The largest component of the Corporation's consumer loan portfolio are second mortgage and home equity loans, which amounted to $180.1 million or 9.9% of loans at March 31, 1999. The Bank has placed additional emphasis on its home equity loan program in recent years to respond to changes in federal income tax laws. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

         Approximately $125.4 million or 6.9% of the Corporation's loans at March 31, 1999 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust monthly in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association ("SLMA") or to other investors. The Bank sold $1.5 million of these loans during fiscal 1999.

         The remainder of the Corporation's consumer loan portfolio consists of deposit account secured loans and loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is allocated 44% of the profit or losses from such activities. At March 31, 1999, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $25.3 million and $3.4 million, respectively.

         COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 1999, commercial business loans amounted to $40.4 million or 2.2% of the Corporation's total loans held for investment. The Corporation's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated prime lending rate. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

         The Bank's general policy is to lend up to 80% of the appraised value of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 1999, the Bank had approximately $15.4 million of loans that had a loan-to-value ratio of greater than 80% and did not have private mortgage insurance for the portion of the loan above such amount.

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

         The Bank generally continues to collect payments on conventional loans that it sells to others as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 1999, the Bank was servicing $1.3 billion of loans for others. The Bank sells all of the FHA/VA loans originated by it on a servicing-released basis.

         The Bank is not an active purchaser of multi-family and commercial loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 1999, approximately $11.7 million of mortgage loans were being serviced for the Bank by others.

         The following table shows the Corporation's consolidated total loans originated, purchased, sold and repaid during the periods indicated.


                                                                            YEAR ENDED MARCH 31,
                                                  ---------------------------------------------------------------------
                                                           1999                   1998                   1997
                                                  ---------------------------------------------------------------------
                                                                             (In Thousands)
Gross loans receivable at beginning of year(1)          $ 1,698,229           $ 1,547,733           $ 1,447,924
                                                        -----------           -----------           -----------
Loans originated for investment:
  Single-family residential                                 100,324               161,611               191,666
  Multi-family residential                                  108,329                44,602                24,713
  Commercial real estate                                    191,804                84,690                63,600
  Construction and land                                     234,074               178,026               166,533
  Consumer                                                  171,485               165,696               190,584
  Commercial business                                        38,216                14,717                17,715
                                                        -----------           -----------           -----------
    Total originations                                      844,232               649,342               654,811
                                                        -----------           -----------           -----------
Loans purchased for investment:
  Single-family residential                                      --                    --                   155
  Multi-family residential                                       --                    --                   120
  Commercial real estate                                         --                    --                   464
   American Equity purchase                                      --                    --                    --
                                                        -----------           -----------           -----------
    Total purchases                                              --                    --                   739
                                                        -----------           -----------           -----------
    Total originations and purchases                        844,232               649,342               655,550
Repayments                                                 (603,695)             (482,720)             (420,698)
Transfers of loans to held for sale                         (94,789)              (28,838)             (126,423)
                                                        -----------           -----------           -----------
     Net activity in loans held for investment              145,748               137,784               108,429
                                                        -----------           -----------           -----------
Loans originated for sale(2):
  Single-family residential                                 475,218               333,930                96,996
Transfers of loans from held for investment                  94,789                28,838               126,423
Sales of loans                                             (480,210)             (350,056)             (177,101)
Loans converted into mortgage-backed
  securities                                                (92,427)                   --               (54,938)
                                                        -----------           -----------           -----------
     Net activity in loans held for sale                     (2,630)               12,712                (8,620)
                                                        -----------           -----------           -----------
     Gross loans receivable at end of period            $ 1,841,347           $ 1,698,229           $ 1,547,733
                                                        ===========           ===========           ===========

--------------------------------------------------

(1) Includes loans held for sale and loans held for investment.
(2) Refinancings of loans held in the Corporation's consolidated loan portfolio amounted to $348.1 million, $236.7 million and $79.8 million during the years ended March 31, 1999, 1998, and 1997, respectively.


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

         The interest income that would have been recorded during fiscal 1999 if the Corporation's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $290,000. The amount of interest income attributable to these loans and included in interest income during fiscal 1999 was $40,000.

         The following table sets forth information relating to delinquent loans of the Corporation and their relation to the Corporation's total loans held for investment at the dates indicated.

                                                                 MARCH 31,
                            ---------------------------------------------------------------------------------
                                      1999                         1998                        1997
                            ---------------------------------------------------------------------------------
                                              % OF                        % OF                      % OF
                                             TOTAL                        TOTAL                     TOTAL
DAYS PAST DUE                BALANCE         LOANS         BALANCE        LOANS       BALANCE       LOANS
-------------------------------------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
30 to 59 days                $ 2,595          0.14%       $ 3,732           0.22%     $ 3,144        0.20%
60 to 89 days                    455          0.02            994           0.06          909        0.06
90 days and over               1,765          0.10          3,709           0.22        6,795        0.44
                             -------          ----        -------           ----      -------        ----
   Total                     $ 4,815          0.26%       $ 8,435           0.50%     $10,848        0.70%
                             =======          ====        =======           ====      =======        ====


         There were no non-accrual loans with a carrying value of $1.0 million or greater at March 31, 1999. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7 included herewith. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8 included herewith.

         REAL ESTATE HELD FOR DEVELOPMENT AND SALE. At March 31, 1999, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $2.1 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project. These units were purchased in the last fiscal year in an effort to solidify the Corporation's position with regard to the original non-accrual loan. The Corporation is in the process of completing the units for subsequent sale. A multi-family project that had been reported in this category, was transferred to performing troubled debt restructurings during the fiscal year. The project, located in Madison, Wisconsin, had a carrying value of $2.9 million. The sale of the project resulted in the Corporation providing a $300,000 note to the buyer. A deferred gain of $300,000, associated with the note remains in real estate held for development and sale until the buyer obtains complete permanent financing. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under "Subsidiaries Investment Directions, Inc." and "- Nevada Investment Directions, Inc." and Note 15 to the Consolidated Financial Statements in Item 8 included herewith.

         FORECLOSED PROPERTIES. At March 31, 1999, the Corporation had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets decreased $3.1 million during the fiscal year. The decrease was due primarily to the sale of an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. A portion of the property that had been identified as containing environmental contamination and limited use restrictions has been written down to zero value. The balance of the decrease of $900,000 is due largely to the sale of individual condominium units and a parcel of land associated with the 12-unit condominium project in Monona, Wisconsin, which had a carrying value of $1.5 million in the prior fiscal year. The Corporation's remaining carrying value at March 31, 1999 is $400,000, for this project.

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

         As of March 31, 1999, the Bank's classified assets consisted of $10.5 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 1998, substandard assets amounted to $15.8 million and no loans were classified as special mention, doubtful or loss.

         ALLOWANCE FOR LOSSES. A provision for losses on loans and foreclosed properties is provided when a loss is probable and can be reasonably estimated. The allowance is established by charges against operations in the period in which those losses are identified.

         The Bank establishes general allowances based on current and projected levels of components of the loan portfolio and the amount and type of its classified assets. In addition, the Bank monitors and uses standards for these allowances that depend on the nature of the classification and loan location of the security property.

         Additional discussion on the allowance for losses at March 31, 1999 has been presented as part of the discussion under "Allowance for Loan and Foreclosure Losses" in Management's Discussion and Analysis, which is contained in Item 7, included herewith.

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

         Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of comprehensive income in stockholders' equity. For the year ended March 31, 1999, stockholders' equity decreased by $360,000 (net of deferred income tax of $417,000). For the year ended March 31, 1998, stockholder's equity increased by $1.7 million (net of deferred income taxes of $1.1 million). These changes reflected respective net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 1999.

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

         At March 31, 1999, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $164.8 million and included $138.2 million, $24.4 million and $2.2 million which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The GNMA securities are the only adjustable-rate securities included in securities held to maturity.

         The fair value of the Corporation's mortgage-backed securities available for sale amounted to $45.3 million at March 31, 1999, of which $9.9 million are five- and seven-year balloon securities, $33.8 million are 15- and 30-year securities and $1.5 million are adjustable-rate securities.

         Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 1999, $1.0 million of the Corporation's mortgage-backed securities available for sale and $43.2 million mortgage-backed securities held to maturity were pledged to secure various obligations of the Bank.

         The following table sets forth the activity in the Corporation's mortgage-backed securities during the periods indicated.


                                                                                  YEAR ENDED MARCH 31,
                                                           ------------------------------------------------------------
                                                                1999                   1998                  1997
                                                           ------------------------------------------------------------
                                                                                 (In Thousands)
Mortgage-backed securities at
 beginning of year (1)                                          $ 170,137              $ 207,299             $ 186,005
Held to maturity:
  Purchases                                                        18,893                      -                14,509
Available for sale:
  Purchases                                                         5,366                  4,741                 2,057
  Acquired in the securitization of loans                          92,427                      -                54,938
Sales                                                              (5,658)                (1,280)               (5,617)
Repayments and other                                              (71,062)               (40,623)              (44,593)
                                                                ---------              ---------             ---------
  Mortgage-backed securities at
   end of year (1)                                              $ 210,103              $ 170,137             $ 207,299
                                                                =========              =========             =========


-----------------------------------------------------------

(1) Includes mortgage-backed securities held to maturity and available for sale and does not include CMO's and REMIC's discussed below.



         Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Bank's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMO's"), including CMO's which qualify as Real Estate Mortgage Investment Conduits ("REMIC's") under the Internal Revenue Code of 1986, as amended ("Code") and are scheduled to mature within five years. At March 31, 1999, the amortized cost of the Corporation's mortgage-derivative securities held to maturity amounted to $12.1 million. The fair value of the mortgage-derivative securities available for sale amounted to $1.1 million at the same date.

          The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 1999, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.


                                  ONE TO FIVE YEARS        SIX TO TEN YEARS          OVER TEN YEARS
                              ------------------------------------------------------------------------------------------
                                            WEIGHTED                WEIGHTED                  WEIGHTED
                                            AVERAGE                  AVERAGE                  AVERAGE
                                 BALANCE     YIELD       BALANCE      YIELD        BALANCE     YIELD        TOTAL
                              ------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)

Available For Sale:
 CMO's and REMIC's              $    244      6.47%     $     --        0.00%     $    836      6.00%       $  1,080
 Mortgage-backed securities        5,270      6.23         8,237        6.01        31,734      6.64          45,277
                                --------      ----      --------        ----      -------       ----        --------
                                   5,514      6.24         8,237        6.01        32,570      6.62          46,357
                                --------      ----      --------        ----      --------      ----        --------

Held To Maturity:
 CMO's and REMIC's                 8,656      6.55         1,937        5.92         1,494      6.37          12,087
 Mortgage-backed securities       14,585      6.33        21,868        6.28       128,373      6.43         164,826
                                --------      ----      --------      ------      --------      ----        --------
                                  23,241      6.41        23,805        6.25       129,867      6.43         176,913
                                --------      ----      --------      ------      --------      ----        --------

  Mortgage-related securities   $ 28,755      6.38%     $ 32,078        6.19%     $162,437      6.47%       $223,270
                                ========      ====      ========      ======      ========      ====        ========


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

         The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.


                                                                           MARCH 31,
                                     --------------------------------------------------------------------------------------
                                         1999                         1998                          1997
                                     --------------------------------------------------------------------------------------
                                      AMORTIZED    ESTIMATED        AMORTIZED    ESTIMATED       AMORTIZED     ESTIMATED
                                         COST      FAIR VALUE          COST      FAIR VALUE         COST       FAIR VALUE
                                     --------------------------------------------------------------------------------------
                                                                        (In Thousands)

Available For Sale:
  U.S. Government and federal
    agency obligations                 $17,645        $17,798        $21,821        $21,859        $26,877        $26,517
  Mutual fund                           11,142         11,144         14,099         14,104          6,068          6,066
  Corporate stock and other              3,730          3,774          2,747          3,592          2,685          2,986
                                       -------        -------        -------        -------        -------        -------
                                       $32,517        $32,716        $38,667        $39,555        $35,630        $35,569

Held To Maturity:
  U.S. Government and federal
    agency obligations                 $ 6,845        $ 6,846        $17,587        $17,582        $ 7,947        $ 7,890
  Certificates of deposit                   --             --             --             --             --             --
                                       -------        -------        -------        -------        -------        -------
                                         6,845          6,846         17,587         17,582          7,947          7,890
                                       -------        -------        -------        -------        -------        -------

   Total investment securities         $39,362        $39,562        $56,254        $57,137        $43,577        $43,459
                                       =======        =======        =======        =======        =======        =======


         The following table shows the amortized cost, fair value and yield of the Corporation's investment securities by contractual maturity at March 31, 1999.


                                                   AVAILABLE FOR SALE                        HELD TO MATURITY
                                      --------------------------------------------------------------------------------------------
                                         AMORTIZED            FAIR                     AMORTIZED            FAIR
                                           COST               VALUE         YIELD         COST              VALUE         YIELD
                                      --------------------------------------------------------------------------------------------
                                                                           (In Thousands)
Due in one year or less                   $15,041           $15,047          4.87       $    --            $    --           --
Due after one year through five years      13,746            13,895          5.70         1,570              1,570         6.05
Due after five years                          100               100          6.95         5,275              5,276         6.36
Corporate stock                             3,630             3,674            --            --                 --           --
                                          -------           -------          ----       -------            -------         ----
                                          $32,517           $32,716          5.27       $ 6,845            $ 6,846         6.29
                                          =======           =======          ====       =======            =======         ====


         For additional information regarding the Corporation's investment securities, see the Corporation's Consolidated Financial Statements, including
Note 2 thereto included in Item 8.

         The Bank is required by the OTS to maintain liquid assets at minimum levels which vary from time to time and which amounted to 4.0% at March 31, 1999. The Bank's liquidity ratio was 13.72% as of March 31, 1999.

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

         The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that will provide funds for a specified fee. At March 31, 1999, the Bank had $87.5 million in brokered deposits.

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

         The following table sets forth the activity in the Corporation's deposits during the periods indicated.


                                                                                YEAR ENDED MARCH 31,
                                                     ----------------------------------------------------------------------
                                                           1999                      1998                      1997
                                                     ----------------------------------------------------------------------
                                                                                (In Thousands)

Beginning balance                                       $1,383,147               $1,304,698                 $1,234,878

Net increase before interest credited                       52,528                   22,218                     17,728
Interest credited                                           61,128                   56,231                     52,092
                                                        ----------               ----------                 ----------
 Net increase in deposits                                  113,656                   78,449                     69,820
                                                        ----------               ----------                 ----------
Ending balance                                          $1,496,803               $1,383,147                 $1,304,698
                                                        ==========               ==========                 ==========

         The following table sets forth the amount and maturities of the Corporation's certificates of deposit at March 31, 1999.


                                            OVER SIX         OVER         OVER TWO
                                             MONTHS        ONE YEAR        YEARS           OVER
                            SIX MONTHS      THROUGH        THROUGH        THROUGH         THREE
      INTEREST RATE          AND LESS       ONE YEAR      TWO YEARS     THREE YEARS       YEARS          TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                       (In Thousands)
    3.00% to 4.99%           $ 62,669       $ 97,732       $ 30,853        $ 3,286        $ 1,414       $195,954
    5.00% to 6.99%            399,474        224,915        116,482         15,202         23,311        779,384
    7.00% to 8.99%                 13            169            258             13              2            455
                             --------       --------       --------        -------        -------       --------
                             $462,156       $322,816       $147,593        $18,501        $24,727       $975,793
                             ========       ========       ========        =======        =======       ========


         At March 31, 1999, the Corporation had $165.9 million of certificates greater than or equal to $100,000, of which $50.2 million are scheduled to mature within three months, $38.1 million in over three months through six months, $63.3million in over six months through 12 months and $14.3 million in over 12 months.

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

         From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank has utilized this source of funds during the year ended March 31, 1999 and may continue to do so in the future.

         The Corporation has a short-term line of credit to fund IDI limited partnership interest. The interest is based on Libor and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in December 1999. See Note 8 to the Corporation's Consolidated Financial Statements for more information on borrowings.

         The following table sets forth the outstanding balances and weighted average interest rates for the Corporation's borrowings (short-term and long-term) at the dates indicated.


                                                                         MARCH 31,
                         ----------------------------------------------------------------------------------------------------------
                               1999                                 1998                                1997
                         ----------------------------------------------------------------------------------------------------------
                                              WEIGHTED                            WEIGHTED                             WEIGHTED
                                              AVERAGE                             AVERAGE                               AVERAGE
                              BALANCE           RATE               BALANCE          RATE               BALANCE           RATE
                         ----------------------------------------------------------------------------------------------------------
                                                                  (Dollars In Thousands)

  FHLB advances                  $ 415,595      5.29%            $ 398,795           5.73%           $ 374,165           5.74%
  Repurchase agreements             42,464      4.91                42,935           5.60               39,335           5.43
  Other loans payable               12,800      6.21                12,830           8.78               18,039           8.19


         The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.


                                                                                  MARCH 31,
                                              ----------------------------------------------------------------------------------
                                                     1999                           1998                           1997
                                              ----------------------------------------------------------------------------------
                                                                               (In Thousands)
Maximum month-end balance:
  FHLB advances                                    $ 338,750                    $ 357,320                      $ 281,500
  Repurchase agreements                               52,139                       45,214                         67,316
  Other loans payable                                 21,550                       14,972                         18,039
Average balance:
  FHLB advances                                      267,412                       318,638                       242,159
  Repurchase agreements                               30,930                        22,923                        63,189
  Other loans payable                                 13,297                        12,067                         7,524



SUBSIDIARIES

         INVESTMENT DIRECTIONS, INC. IDI is a wholly-owned non-banking subsidiary of the Corporation formed in February 1996, which has invested in various limited partnerships funded by borrowings from the Corporation. The Corporation's investment in IDI at March 31, 1999 amounted to $6.5 million. For the year ended March 31, 1999, IDI had total assets of $28.1 million and net income of $600,000. This compares to total assets of $13.4 million and a net loss of $200,000 for the prior year ended March 31, 1998.

         The assets of IDI include two partnership interests with carrying values greater than $1.0 million. The first investment is a project in Indian Palms, California with a carrying value at March 31, 1999 of $14.9 million. This compares to a carrying value of $3.3 million for the prior year ended March 31, 1998. The $11.6 million increase in partnership investment from the prior fiscal year was largely due to expansion for a clubhouse and other developments as well as a housing development. The housing development is considered recreational residential housing and sales are expected to begin in July 1999. The development also includes hotel and resort operations.

         The net loss on the Indian Palms partnership for the year ended March 31, 1999 was $600,000 as compared to a net loss of $500,000 for the year ended March 31, 1998.

         The second partnership investment is a project in Tampa Bay, Florida with a carrying value of $5.9 million at March 31, 1999. This compares to a carrying value of $4.7 million for the prior year ended March 31, 1998. The $1.2 million increase in partnership investment from the prior fiscal year was largely due to the development of the project. This project includes a golf course and fully developed single family recreational residential lots.

         The net income on the Tampa Bay partnership for the year ended March 31, 1999 was $1.4 million as compared to a net loss of $600,000 for the year ended March 31, 1998. Sale of the project is pending at March 31, 1999.

         The balance of assets in IDI includes loans to finance the sales of various partnerships. None of these loans are greater than or equal to $1.0 million and all are current at March 31, 1999.

         At March 31, 1999, the Corporation had extended $22.0 million to IDI to fund various partnership investments. This represents an increase of $14.5 million from borrowings of $7.5 million at March 31, 1998.

         At March 31, 1999, IDI has a general valuation alowance of $600,000. This compared to an allowance of $400,000 for the prior year ended March 31, 1998. As of March 31, 1999 and March 31, 1998, there have been no charge-offs for any of the partnerships within IDI.

         NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997, that has invested in various limited partnerships, as well. NIDI was organized in the State of Nevada. IDI's investment in NIDI at March 31, 1999 amounted to $5.2 million. For the year ended March 31, 1999, NIDI had total assets of $5.8 million and net income of $700,000. This compares to total assets of $5.9 million and net income of $300,000 for the prior year ended March 31, 1998.

         The assets of NIDI include one partnership interest with a carrying value greater than $1.0 million. The partnership investment is an industrial park in Round Rock, Texas with a carrying value at March 31, 1999 of $3.6 million. This compares to a carrying value of $3.3 million for the prior year ended March 31, 1998. The partnership had net income of $300,000 for the year ended March 31, 1999 as compared to a net loss of $300,000 for the year ended March 31, 1998. Management is contemplating developing the project further because of the growth of light industry in that area of Texas.

         The balance of assets at NIDI includes loans to finance the sale of various partnerships. Two loans to one borrower have a balance greater than or equal to $1.0 million at March 31, 1999. These loans financed the sale of a partnership in San Antonio, Texas and have a carrying value of $4.6 million as of March 31, 1999. Interest income from these loans was $200,000 for the year ended March 31, 1999. There were no loans to finance the sales of partnerships for the year ended March 31, 1998. There are other loans to finance the sale of various partnerships that have carrying values less than $1.0 million. All loans are current at March 31, 1999.

         At March 31, 1999, the Corporation had extended $1.1 million to NIDI to fund various partnership investments. NIDI had no borrowings as of March 31, 1998.

         Together, IDI and NIDI represent the real estate investment segment of the Corporation's business. This segment is categorized as real estate held for development and sale on the Corporation's consolidated financial statements. Net of reserves of $100,000, and non-performing real estate held for development and sale of $1.8 million, the segment represents $28.3 million of total assets for that category. For further discussion of the real estate held for development and sale segment, see Item 8 Note 15 to the Corporation's Consolidated Financial Statements.

         ANCHOR INSURANCE SERVICES, INC. AIS is a wholly-owned subsidiary of the Bank which offers a full line of insurance products, securities and annuities to its customers and members of the general public. For the year ended March 31, 1999, AIS had a net profit of $100,000. The Bank's investment in AIS amounted to $100,000 at March 31, 1999.

         ADPC CORPORATION. ADPC is a wholly-owned subsidiary of the Bank which holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 1999 amounted to $1.7 million. ADPC had a net loss of $90,000 for the year ended March 31, 1999.

         ADPC II, LLC. ADPC II was dissolved in September, 1998 with the sale of its multi-family property that had been classified as non-performing real estate held for development and sale. A loan to the buyer to help fund the sale, of $300,000, was transferred to ADPC. A deferred gain of $300,000 was also transferred to ADPC.

         ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank which was incorporated in March 1993. Located in the State of Nevada, AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $184.5 million at March 31, 1999. AIC had net income of $8.0 million for the year ended March 31, 1999. The Bank had outstanding notes to AIC of $39.0 million at March 31, 1999, with a weighted average rate of 7.79% and maturities during the next six months.

EMPLOYEES

         The Corporation had 538 full-time employees and 173 part-time employees at March 31, 1999. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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


THE CORPORATION

         The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. In addition, the Corporation is subject to the examination and supervision by the Commissioner. The Commissioner is authorized to prohibit by order the activities of a savings and loan holding company that, among other things, the Commissioner feels endangers the safety of the savings and loan association or is contrary to the public interest. The Commissioner is empowered to direct the operations of the savings and loan association and its holding company until the order is complied with and may prohibit dividends from the savings and loan association to its holding company during such period.

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

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

         In general, the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates is limited to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, a savings institution may not (i) make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for banks or holding companies; (ii) purchase or invest in securities of an affiliate other than shares of a subsidiary; (iii) purchase a low-quality asset from an affiliate; or
(iv) engage in covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate except on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         OTS regulations generally exclude all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. OTS regulations also provide that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

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

         FEDERAL AND STATE REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of all insured savings associations. In addition, the Bank is subject to regulation and supervision by the Commissioner. As part of this authority, the Bank is required to file periodic reports with the OTS and the Commissioner and is subject to periodic examinations by the OTS, the Commissioner and the FDIC. Examinations by the Commissioner are usually conducted jointly with the OTS. When these examinations are conducted by the OTS, the Commissioner, or the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss allowances. The last regular joint examination of the Bank by the OTS and the Commissioner was as of August 3, 1998. The FDIC was included in a joint examination as of November 30, 1992.

         The OTS has established a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. A schedule of fees has also been established for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report. Savings associations that (unlike the Bank) are classified as "troubled" (i.e., having a supervisory rating of "4" or "5" or subject to a conservatorship) are required to pay a 50% premium over the standard assessment. The Bank's semi-annual OTS assessment for the six months ending June 30, 1999 was $160,000.

         Wisconsin-chartered institutions are also required to pay an annual state assessment. Under Wisconsin law, the fee cannot exceed 12 cents per $1,000 of assets or fraction thereof, as of the close of the preceding calendar year. In addition to an annual fee, each Wisconsin-chartered institution is subject to examination fees. The Bank's assessment for the year ending June 30, 1999 was $80,000.

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

         During 1996, the OTS continued its comprehensive review of its regulations to eliminate duplicative, unduly burdensome and unnecessary regulations concerning lending and investments, corporate governance, subsidiaries and equity investments, conflicts of interest and usurpation of corporate opportunity. The OTS's revised lending and investments regulation generally imposes general safety and soundness standards, and also provides that commercial loans made by a service corporation of a savings association will be exempted from an institution's overall 10% limit on commercial loans. Such regulations now allow an institution to use its own cost-of-funds index in structuring adjustable rate mortgages, and eliminate percentage of assets limitations on credit card lending.

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

         The Bank's permissible loans-to-one-borrower lending limit under federal law is to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 1999, the Bank had no loans to one borrower that exceeded the 15% or $18.6 million limitation. A broader limitation (the lesser of $30 million or 30% of unimpaired capital and surplus) is provided, under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, the Bank may provide purchase money financing for the sale of any asset without regard to the loans-to-one-borrower limitation so long as no new funds are advanced and the Bank is not placed in a more detrimental position than if it had held the asset. Under Wisconsin law, the aggregate amount of loans that an association may make to any one borrower may not exceed 5% of the aggregate of an association's mortgage, consumer and commercial assets, except as otherwise authorized by the Commissioner. The Bank is in compliance with these loans-to-one-borrower limitations.

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

         On September 30, 1996, new legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits. As a result of the special assessment, the Bank incurred an after-tax expense of $4.6 million during the quarter ended September 30, 1996. The legislation also provided for the elimination of the premium differential between SAIF-insured and BIF-insured institutions and for the merger of the BIF and the SAIF, with the merger being conditioned upon the prior elimination of the thrift charter.

         Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation ("FICO"), while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to
6.4 basis points effective January 1, 1997.

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

         FDIC regulations govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. The Bank meets the definition of a "well capitalized" institution and therefore may accept brokered deposits without restriction. At March 31, 1999, the Bank had $87.5 million in brokered deposits.

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

         The capital standards require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus up to 25% of certain other intangibles that meet certain separate salability and market valuation tests. The Bank had a ratio of core capital to total assets of 5.77% at March 31, 1999.

         The OTS risk-based capital requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital, for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, certain permanent and maturing capital instruments that do not qualify as core capital and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be used to satisfy the risk-based requirement is limited to the extent of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. At March 31, 1999, the Bank met all capital requirements on a fully phased-in basis. (See Note 9 to the Corporation's Consolidated Financial Statements.) In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets as determined by the OTS.

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depend on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at March 31, 1999.

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

         Wisconsin-chartered associations are required to maintain a net worth ratio of at least 6.0%. Under this provision, an association's "net worth ratio" is defined as a ratio, expressed as a percentage of assets, calculated by subtracting liabilities from assets, adding to the resulting difference unallocated general loan loss allowances, and dividing the sum by the association's assets. The rule authorizes the Commissioner to require an association to maintain a higher level of net worth if the Commissioner determines that the nature of the association's operations entails a risk requiring greater net worth to ensure the association's stability. A failure to comply with such requirements authorizes the Commissioner to direct the association to adhere to a plan, which can include various operating restrictions, in order to restore the association's net worth to required levels. At March 31, 1999, the Bank was in compliance with this net worth requirement with a ratio of 6.78%.

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

         Under new OTS regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         Unless prior approval of the Commissioner is obtained, the Bank may not pay a dividend or otherwise distribute any profits if it fails to maintain its required net worth ratio either prior to, or as a result of, such distribution.

         QUALIFIED THRIFT LENDER REQUIREMENT. All savings associations, including the Bank, are required to meet a QTL test to avoid certain restrictions on their operations. Currently, a savings institution will be a QTL if the savings institution's qualified thrift investments continue to equal or exceed 65% of the institution's portfolio assets on a monthly average basis in nine out of every 12 months. Subject to certain exceptions, qualified thrift investments generally consist of housing related loans and investments and certain groups of assets, such as consumer loans, to a limited extent. The term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business and liquid assets held by the savings institution in an amount up to 20% of its total assets. As of March 31, 1999, the Bank was in compliance with the QTL test.

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

         LIQUIDITY. Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 4%. Effective November 24, 1997, the OTS adopted a new liquidity rule. The rule lowers liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. The base has been reduced by modifying the definition of net withdrawable accounts to exclude, at the association's option, accounts with maturities in excess of one year. The new rule requires the calculation once each quarter rather than monthly and removes the requirement that certain obligations must mature in five years or less to qualify as a liquid asset. The rule also added certain short-term mortgage-related securities and short-term first lien residential mortgage loans to the list of assets includable as regulatory liquidity. Historically, the Bank has operated in compliance with applicable liquidity requirements.

         Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At March 31, 1999, the Bank was in compliance with these liquidity requirements.

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

         As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 1999, the Bank owned $22.2 million in FHLB stock, which is in compliance with this requirement. The Bank has received substantial dividends on its FHLB stock. The dividend for fiscal 1999 amounted to $1.4 million as compared to $1.4 million for fiscal 1998.

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 1999, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

         In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, allowable bad debt deductions which significantly exceeded actual losses and the financial statement loan loss provisions. These earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 1999, the Bank's bad debt reserves for tax purposes totaled approximately $32.5 million. (See Note 11 to the Consolidated Financial Statements for additional discussion).

                  The consolidated federal income tax returns of the bank and its subsidiaries through March 31, 1995 are closed to examination by the Internal Revenue Service due to the expiration of the statute of limitations.

STATE

         The State of Wisconsin currently imposes a corporate franchise tax measured by the separate Wisconsin taxable income of each of the members. The current corporate tax rate imposed by Wisconsin is 7.9%. Wisconsin taxable income is substantially similar to federal taxable income except that no deduction is allowed for state income taxes paid. The current bad debt deduction for Wisconsin income tax purposes is the same as the deduction permitted for federal income tax purposes. Wisconsin does not allow the carryback of a net operating loss to prior taxable years. Thus, any net operating loss for state income tax purposes must be carried forward to offset income in future years. The Wisconsin corporate franchise tax is deductible for purposes of computing federal taxable income. The separate Wisconsin income tax returns of the members of the Bank's group through March 31, 1994 are closed to examination by the Wisconsin Department of Revenue due to the expiration of the statute of limitations.

         The Corporation also has two subsidiaries located in Nevada, 1) NIDI, a non-banking subsidiary of IDI and 2) AIC, an operating subsidiary of the Bank. NIDI and AIC are subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. Although the taxable income of these subsidiaries is not currently subject to taxation in Wisconsin, recent proposed Wisconsin legislation would require combined state tax returns for the Corporation and its subsidiaries for taxable years beginning after December 31, 1999. At this time, management of the Corporation is unable to determine whether the proposed legislation will become law.

ITEM 2.  PROPERTIES

         At March 31, 1999, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 34 other deposit-taking offices located primarily in southcentral and southwest Wisconsin. The Bank owns 24 of its deposit-taking offices, leases the land on which three such offices are located, and leases the remaining 8 deposit-taking offices. In addition, the Bank leases both of its two loan origination facilities. The leases expire between 1999 and 2005. The aggregate net book value at March 31, 1999 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $9.4 million. See Note 6 to the Corporation's Consolidated Financial Statements, filed as Item 8 hereto, for information regarding the premises and equipment. The following tables set forth the location of the Corporation's banking and other offices.

MADISON, WISCONSIN OFFICES:                        204A-1 South Century Avenue
                                                   Waunakee, Wisconsin (2)
25 West Main Street
Madison, Wisconsin                                 1720 Highway 51
                                                   Stoughton, Wisconsin
302 North Midvale Boulevard
Madison, Wisconsin                                 SURROUNDING AREA OFFICES:

2929 North Sherman Avenue                          1712 12th Street
Madison, Wisconsin (1)                             Monroe, Wisconsin

216 Cottage Grove Road                             80 South Court Street
Madison, Wisconsin (1)                             Platteville, Wisconsin

5750 Raymond Road                                  106 West Oak Street
Madison, Wisconsin (2)                             Boscobel, Wisconsin (2)

333 South Westfield Road                           100 West Racine Street
Madison, Wisconsin                                 Janesville, Wisconsin

6501 Monona Drive                                  600 East Blackhawk Avenue
Monona, Wisconsin                                  Prairie du Chien, Wisconsin

4702 East Towne Boulevard                          708 North Madison Street
Madison, Wisconsin                                 Lancaster, Wisconsin

2000 Atwood Avenue                                 302 Bay Street
Madison, Wisconsin (2)                             Chippewa Falls, Wisconsin

261 Junction Rd.                                   500 East Walworth Avenue
Madison, Wisconsin (2)                             Delavan, Wisconsin

                                                   606 Highway 69
Dane County Offices:                               New Glarus, Wisconsin (2)

1516 West Main Street                              2215 Holiday Drive
Sun Prairie, Wisconsin                             Janesville, Wisconsin

6200 Century Avenue                                150 North Ludington Street
Middleton, Wisconsin (1)                           Columbus, Wisconsin

300 East Main Street                               187 South Central Avenue
Mount Horeb, Wisconsin                             Richland Center, Wisconsin

420 West Verona Avenue                             316 West Spring Street (2)
Verona, Wisconsin                                  Dodgeville, Wisconsin

705 North Main Street                              102 South Rock Avenue
Oregon, Wisconsin                                  Viroqua, Wisconsin

601 South Main Street                              640 Division Street
DeForest, Wisconsin                                Stevens Point, Wisconsin

1101 Post Road
Plover, Wisconsin (2)

1492 W. South Park Ave.
Oshkosh, Wisconsin

LENDING ONLY OFFICES:

772 Main Street, Suite 204
Lake Geneva, Wisconsin (2)

3315 North Ballard Rd. Suite B
Appleton, Wisconsin (2)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 1999, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

         The Corporation's common stock is traded on the NASDAQ Stock Market. The trading symbol is ABCW. As of March 31, 1999, there were approximately 2,300 stockholders of record. That number does not include stockholders holding their stock in street name or nominee's name.

Shareholders' Rights Plan

         On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one "Right" for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and Firstar Trust Company, as Rights Agent.

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

         The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 1999 and 1998. The data in the table have been adjusted for the two-for-one stock split paid on August 25, 1998.


                                                              MARKET PRICE                          CASH
QUARTER ENDED                                         HIGH                    LOW                 DIVIDEND
------------------------------------------------------------------------------------------------------------
 March 31, 1999                                      $24.500                $14.000                $0.050
 December 31, 1998                                    24.125                 17.000                 0.050
 September 30, 1998                                   24.000                 19.344                 0.050
 June 30, 1998                                        23.375                 18.875                 0.045

 March 31, 1998                                      $23.250                $16.250                $0.040
 December 31, 1997                                    18.750                 14.500                 0.040
 September 30, 1997                                   15.000                 12.063                 0.040
 June 30, 1997                                        12.688                 10.500                 0.035



         For information regarding restrictions on the payments of dividends, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY

                                                                        AT OR FOR YEAR ENDED MARCH 31,
                                            -------------------------------------------------------------------------------
                                                      1999           1998(1)         1997(1)         1996(1)        1995(1)
                                            -------------------------------------------------------------------------------
                                                                (In Thousands, Except Per Share Data)
Earnings per share: (2)
 Basic                                          $      1.37     $      1.13     $      0.75     $      0.71    $      0.69
 Diluted                                               1.28            1.06            0.71            0.68           0.67

Interest income                                     155,966         148,971         140,551         125,721        104,884
Interest expense                                     93,548          89,601          84,716          74,978         54,298
Net interest income                                  62,418          59,370          55,835          50,743         50,586
Provision for loan losses                               815             300             500             475          1,580
Non-interest income                                  18,016          12,212          13,551           9,259          7,508
Non-interest expenses                                41,405          38,294          47,406          37,061         33,033
Income taxes                                         14,670          12,487           7,532           7,959          9,064
Net income                                           23,544          20,501          13,948          14,507         14,417

Total assets                                      2,141,688       1,999,307       1,884,983       1,754,556      1,510,917
Investment securities                                39,561          57,142          43,516          32,837         23,632
Mortgage-related securities                         223,270         194,765         240,401         220,998        160,401
Loans receivable held for
 investment, net                                  1,724,242       1,591,089       1,461,423       1,361,080      1,231,107
Deposits                                          1,505,990       1,392,472       1,312,445       1,240,958      1,098,210
Notes payable to FHLB                               415,595         398,795         374,165         316,869        274,500
Other borrowings                                     55,264          55,765          57,374          54,613          5,600
Stockholders' equity                                142,239         127,951         117,887         118,402        111,187
Shares outstanding                               18,062,190      17,925,188      18,325,388      19,737,400     20,255,320
Book value per share
 at end of period                               $      7.87     $      7.14     $      6.43     $      6.00    $      5.49
Dividend paid per share                                0.20            0.16            0.12            0.08           0.06
Dividend payout ratio                                14.23%          13.72%          15.83%          11.27%          8.26%
Yield on earning assets                                7.71            7.99            7.91            7.87           7.46
Cost of funds                                          4.84            4.99            4.96            4.96           4.11
Interest rate spread                                   2.87            3.00            2.95            2.91           3.35
Net interest margin                                    3.08            3.18            3.14            3.18           3.60
Return on average assets                               1.13            1.05            0.76            0.88           1.00
Return on average equity                              17.70           16.20           11.78           12.13          13.45
Average equity to average assets                       6.38            6.51            6.42            7.24           7.41



--------------------------------------------
(1) Share data has been adjusted to reflect a two-for-one stock split distributed in August, 1998.
(2) The earnings per share amounts for all periods shown have been restated to conform with Statement of Financial Accounting Standards No.128 (Earnings Per Share).

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 1999 and 1998

GENERAL Net income increased to $23.5 million in fiscal 1999 from $20.5 million in fiscal 1998. The components of this increase in earnings for fiscal 1999, as compared to fiscal 1998, were an increase of $5.8 million in non-interest income and an increase of $2.5 million in net interest income after the provision for loan losses. This was partially offset by an increase of $3.1 million in non-interest expense and an increase of $2.2 million in income taxes. The returns on average assets and average stockholders' equity for fiscal 1999 were 1.13% and 17.70%, respectively, as compared to 1.05% and 16.20%, respectively, for fiscal 1998.

NET INTEREST INCOME Net interest income increased by $3.0 million during fiscal 1999 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $2.02 billion and $1.93 billion in fiscal 1999, respectively, from $1.86 billion and $1.80 billion, respectively, in fiscal 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 1.05% for fiscal 1999 compared to 1.04% for fiscal 1998. The average yield on interest-earning assets (7.71% in fiscal 1999 versus 7.99% in fiscal 1998) decreased, as did the average cost on interest-bearing liabilities (4.84% in fiscal 1999 versus 4.99% in fiscal 1998). The net interest margin decreased to 3.08% for fiscal 1999 from 3.18% for fiscal 1998 and the interest rate spread decreased to 2.87% from 3.00% for fiscal 1999 and 1998, respectively. The decrease in the net interest margin is reflective of decreased yields on loans as rates fall, offset by a decrease in the cost of funds. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets increased net interest income in fiscal 1999 by approximately $7.7 million. Offsetting this increase, slightly, was a $4.7 million decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses increased slightly from $300,000 in fiscal 1998 to $620,000 in fiscal 1999 based on management's ongoing evaluation of asset quality. While an increase in net charge-offs of $1.0 million was experienced in overall loans in fiscal 1999, the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses decreased slightly from $21.8 million at March 31, 1998 to $20.2 million at March 31, 1999. This amount represented 1.11% of total loans at March 31, 1999, as compared to 1.30% of total loans at March 31, 1998. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income increased $5.8 million to $18.0 million for fiscal 1999 compared to $12.2 million for fiscal 1998 as a result of several factors. Net income from the operations of real estate investments increased $3.0 million because of increased sales and the associated decreased holding costs incurred with those investments. The gain on sale of loans increased by $2.9 million largely due to increased volume of loan sales during the year. Other non-interest income also increased $470,000, for fiscal 1999, largely due to an increase of $550,000 in the gain on sale of securities. Service charges on deposits increased $190,000 essentially due to a growth in deposits. Partially offsetting these increases were several decreases in other categories. Loan servicing income decreased $780,000 due to increased amortization of originated mortgage servicing rights ("OMSR's") of $1.0 million partially offset by increased volume of loans serviced for others. Insurance commissions decreased slightly by $30,000 due to decreased volume in this area.

NON-INTEREST EXPENSES Non-interest expenses increased $3.1 million for fiscal 1999 compared to 1998 as a result of several factors. The majority of the increase was because compensation expense increased $3.1 million largely due to increased incentive payments. Data processing expense increased $470,000 over the prior fiscal year due to consulting expenses associated with computer and software upgrades. Furniture and equipment increased $310,000 due to normal replacement costs. Occupancy expense also increased $100,000 during fiscal 1999. These increases were offset by several non-interest expense decreases. Other expenses decreased $630,000 during this fiscal year due to decreases in legal, audit and accounting, postage, telephone and other expenses. Marketing expenses decreased $290,000 due to decreased promotions.

INCOME TAXES Income tax expense increased $2.2 million for fiscal 1999 as compared to fiscal 1998. The effective tax rate for fiscal 1999 was 38.39% as compared to 37.85% for fiscal 1998. See Note 11 to the Consolidated Financial Statements.


                Comparison of Years Ended March 31, 1998 and 1997

GENERAL Net income increased to $20.5 million in fiscal 1998 from $13.9 million in fiscal 1997 primarily as a result of a one-time charge to recapitalize the Savings Association Insurance Fund ("SAIF") in fiscal 1997. Exclusive of the after-tax effects of a $7.7 million one-time charge to recapitalize the SAIF ($4.6 million), net income for the fiscal year ended March 31, 1997 would have been $18.5 million. The returns on average assets and average stockholders' equity for fiscal 1998 were 1.05% and 16.20%, respectively, as compared to 0.76% and 11.78%, respectively, for fiscal 1997. These ratios, for fiscal 1997, exclusive of the SAIF assessment were 1.00% and 15.66%, respectively.

The components of this increase in earnings for fiscal 1998, as compared to fiscal 1997, were a decrease of $9.1 million in non-interest expenses (including the SAIF assessment) and an increase of $3.7 million in net interest income after the provision for loan losses. These were offset by a decrease of $1.3 million in non-interest income and an increase in income taxes of $5.0 million.

NET INTEREST INCOME Net interest income increased by $3.5 million during fiscal 1998 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $1.86 billion and $1.80 billion in fiscal 1998, respectively, from $1.78 billion and $1.71 billion, respectively, in fiscal 1997. The ratio of average interest-earning assets to average interest-bearing liabilities remained the same for fiscal 1998 and 1997 at 1.04. The average yield on interest-earning assets (7.99% in fiscal 1998 versus 7.91% in fiscal 1997) increased, as did the average cost on interest-bearing liabilities (4.99% in fiscal 1998 versus 4.96% in fiscal 1997). The net interest margin increased to 3.18% for fiscal 1998 from 3.14% for fiscal 1997 and the interest rate spread increased to 3.00% from 2.95% for fiscal 1998 and

1997, respectively. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets increased net interest income in fiscal 1998 by approximately $4.1 million. Offsetting this increase, slightly, was a $600,000 decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses decreased slightly from $500,000 in fiscal 1997 to $300,000 in fiscal 1998 based on management's ongoing evaluation of asset quality. While an increase in charge-offs was experienced in the consumer loan area in fiscal 1998, the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses decreased slightly to $21.8 million at March 31, 1998 from $22.8 million at March 31, 1997. This amount totaled 1.30% of loans held for investment at March 31, 1998, as compared to 1.47% of loans held for investment at March 31, 1997. For further discussion of the allowance for loan losses, see "Financial Condition - Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income decreased $1.4 million to $12.2 million for fiscal 1998 compared to $13.6 million for fiscal 1997 as a result of several factors. Net income from the operations of real estate investments decreased $2.8 million because of lack of sales and the associated holding costs incurred with those investments. Other non-interest income also decreased $730,000 for fiscal 1998 largely due to amortization of OMSR's associated with increased loan servicing volume. Insurance commissions decreased slightly by $200,000 due to decreased volume in this area. Partially offsetting these decreases were several increases in other categories. The gain on sale of assets increased by $2.1 million largely due to increased volume of loan sales during the year. Service charges on deposits increased $200,000 essentially due to a growth in deposits. Loan servicing income increased $180,000 due to increased volume of loans serviced for others.

NON-INTEREST EXPENSES Non-interest expenses decreased $9.1 million for fiscal 1998 compared to 1997 as a result of several factors. The majority of the decrease was due to the one-time charge of $7.7 million associated with the recapitalization of the SAIF during fiscal 1997. Federal insurance premiums decreased $1.4 million in fiscal 1998, also a result of the recapitalization of the SAIF during the prior fiscal year. Compensation expense decreased $1.1 million for fiscal 1998 due largely to the reduction of the expense associated with the Employee Stock Ownership Plan ("ESOP") as well as a reduction of other employee benefits. These decreases were offset by several non-interest expense increases. Data processing expense increased $450,000 over the prior fiscal year due to consulting expenses associated with computer and software upgrades. Other expenses increased $310,000 during fiscal 1998 due to increases in legal, postage and other expenses. Marketing expenses increased $190,000 due to increased promotions. Furniture and equipment increased $173,000 due to normal replacement costs.


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

                                                            AVERAGE BALANCE SHEETS

                                                                           YEAR ENDED MARCH 31,

                                         -------------------------------------------------------------------------------------------
                                                       1999                         1998                         1997
                                         -------------------------------------------------------------------------------------------
                                                               AVERAGE                     AVERAGE                        AVERAGE
                                           AVERAGE              YIELD/   AVERAGE            YIELD/   AVERAGE              YIELD/
                                           BALANCE  INTEREST    COST     BALANCE  INTEREST  COST     BALANCE    INTEREST  COST
                                         -------------------------------------------------------------------------------------------
                                                                               (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                       $ 1,365,060  $104,702   7.67% $1,178,863 $ 95,568    8.11% $ 1,134,195  $ 90,386    7.97%
Consumer loans                               340,826    30,394   8.92     337,657   30,327    8.98      285,558    26,766    9.37
Commercial business loans                     35,640     3,339   9.37      29,550    3,113   10.53       27,662     2,866   10.36
                                         -----------  --------         ---------- --------          -----------  --------
  Total loans receivable (2)               1,741,526   138,435   7.95   1,546,070  129,008    8.34    1,447,415   120,018    8.29
Mortgage-related securities (1)              192,186    12,227   6.36     216,550   14,676    6.78      243,986    15,657    6.42
Investment securities (1)                     58,808     3,404   5.79      69,044    3,211    4.65       52,659     2,898    5.50
Interest-bearing deposits                      9,218       477   5.17      11,710      635    5.42       14,098       725    5.14
Federal Home Loan Bank stock                  21,666     1,423   6.57      21,135    1,441    6.82       18,323     1,253    6.84
                                         -----------  --------         ---------- --------          -----------  --------
  Total interest-earning assets            2,023,404   155,966   7.71   1,864,509  148,971    7.99    1,776,481   140,551    7.91
Non-interest-earning assets                   60,315                       78,815                        68,284
                                         -----------                   ----------                   -----------
  Total assets                           $ 2,083,719                   $1,943,324                   $ 1,844,765
                                         ===========                   ==========                   ===========
INTEREST-BEARING LIABILITIES
Demand deposits                          $   390,676    10,691   2.74  $  331,016    9,540    2.88  $   285,641     7,496    2.62
Regular passbook savings                     101,424     2,070   2.04      99,361    2,263    2.28      102,420     2,349    2.29
Certificates of deposit                      966,767    54,507   5.64     908,248   52,343    5.76      888,274    50,569    5.69
                                         -----------  --------         ---------- --------          -----------  --------
  Total deposits                           1,458,867    67,268   4.61   1,338,625   64,146    4.79    1,276,335    60,414    4.73
Notes payable and other borrowings           460,550    25,812   5.60     443,760   24,971    5.63      416,314    23,782    5.71
Other                                         12,401       468   3.77      13,165      484    3.68       14,061       520    3.70
                                         -----------  --------         ---------- --------          -----------  --------
  Total interest-bearing liabilities       1,931,818    93,548   4.84   1,795,550   89,601    4.99    1,706,710    84,716    4.96
                                                      --------   ----             --------    ----               --------    ----
Non-interest-bearing liabilities              18,899                       21,215                        19,661
                                         -----------                   ----------                   -----------
  Total liabilities                        1,950,717                    1,816,765                     1,726,371
Stockholders' equity                         133,002                      126,559                       118,394
                                         -----------                   ----------                   -----------
  Total liabilities and
   stockholders' equity                  $ 2,083,719                   $1,943,324                   $ 1,844,765
                                         ===========                   ==========                   ===========
  Net interest income/
   interest rate spread                               $ 62,418   2.87%            $ 59,370    3.00%              $ 55,835    2.95%
                                                      ========   ====             ========    ====               ========    ====


  Net interest-earning assets            $    91,586                   $   68,959                   $    69,771
                                         ===========                   ==========                   ===========
  Net interest margin                                            3.08%                        3.18%                          3.14%
                                                                 ====                         ====                           ====
  Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                          1.05                         1.04                          1.04
                                                ====                         ====                          ====

------------------
(1)  Includes assets held and available for sale.

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


                                                                                YEAR ENDED MARCH 31,
                                                  ------------------------------------------------------------------------
                                                           1999 COMPATED TO 1998               1998 COMPARED TO 1997
                                                  ------------------------------------------------------------------------
                                                                        RATE/                              RATE/
                                                     RATE     VOLUME   VOLUME    NET      RATE    VOLUME  VOLUME    NET
                                                  ------------------------------------------------------------------------
                                                                                 (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                                  $ (5,148) $ 15,095  $ (813) $ 9,134  $ 1,561  $ 3,560  $   61  $ 5,182
Consumer loans                                          (215)      284      (2)      67   (1,117)   4,882    (204)   3,561
Commercial business loans                               (345)      642     (71)     226       48      196       3      247
                                                    --------  --------  ------  -------  -------  -------  ------  -------
  Total loans receivable                              (5,708)   16,021    (886)   9,427      492    8,638    (140)   8,990
Mortgage-related securities (1)                         (899)   (1,650)    101   (2,449)     878   (1,760)    (99)    (981)
Investment securities (1)                                785      (476)   (116)     193     (449)     902    (140)     313
Interest-bearing deposits                                (29)     (134)      6     (158)      39     (122)     (7)     (90)
Federal Home Loan Bank stock                             (53)       37      (1)     (18)      (4)     193      (1)     188
                                                    --------  --------  ------  -------  -------  -------  ------  -------
 Total net change in income on
  interest-earning assets                             (5,904)   13,798    (896)   6,995      956    7,851    (387)   8,420

INTEREST -BEARING LIABILITIES
Demand deposits                                         (482)    1,719     (87)   1,151      736    1,191     117    2,044
Regular passbook savings                                (235)       47      (5)    (193)     (16)     (70)      -      (86)
Certificates of deposit                               (1,135)    3,372     (73)   2,164      623    1,137      14    1,774
                                                    --------  --------  ------  -------  -------  -------  ------  -------
 Total deposits                                       (1,852)    5,138    (165)   3,122    1,343    2,258     131    3,732
Notes payable and other borrowings                      (100)      944      (4)     841     (355)   1,567     (23)   1,189
Other                                                    13        (28)     (1)     (16)      (3)     (33)     -       (36)
                                                    --------  --------  ------  -------  -------  -------  ------  -------
 Total net change in expense on
   interest-bearing liabilities                       (1,939)    6,054    (170)   3,947      985    3,792     108    4,885
                                                    --------  --------  ------  -------  -------  -------  ------  -------

 Net change in net interest income                  $ (3,965) $  7,744  $ (726) $ 3,048  $   (29) $ 4,059  $ (495) $ 3,535
                                                    ========  ========  ======  =======  =======  =======  ======  =======



--------------------------------------------------
(1) Includes assets held and available for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1999, the Bank made dividend payments of $12.7 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

The Bank's primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, sales of mortgage loans originated for sale, FHLB advances, deposits and other borrowings. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required by the OTS to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. At March 31, 1999 and 1998, the Bank's liquidity ratio was 13.7% and 14.7%, respectively.

Operating activities resulted in a net cash inflow of $26.4 million. Operating cash flows for fiscal 1999 included earnings of $23.5 million and $9.0 million realized from net proceeds from the origination and sale of mortgage loans held for sale.

Investing activities in fiscal 1999 resulted in a net cash outflow of $150.2 million. Primary investing activities resulting in cash outflows were $93.7 million for the purchase of securities and $223.0 million for the increase in net loans receivable. The most significant cash inflows from investing activities were principal payments of $85.9 million received on mortgage-related securities, as well as $47.4 million from the proceeds of maturities of investment securities.

Financing activities resulted in a net cash inflow of $119.2 million including a net increase in deposits of $113.7 million, a net increase in borrowings of $15.9 million and a cash outflow of $9.9 million for treasury stock purchases.

At March 31, 1999, the Corporation had outstanding commitments to originate $74.0 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $91.3 million; and $1.5 million of loans sold with recourse to the Corporation in the event of default by the borrower. (See Note 12 to the Consolidated Financial Statements.) Scheduled maturities of certificates of deposit during the twelve months following March 31, 1999, amounted to $785.7 million and scheduled maturities of borrowings during the same period totaled $233.0 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

At March 31, 1999, the Bank's capital exceeded all capital requirements of the State of Wisconsin and the OTS as mandated by federal law and regulations on both a current and fully phased-in basis. See Note 9 to the Consolidated Financial Statements.

                               FINANCIAL CONDITION

GENERAL Total assets of the Corporation increased $142.4 million or 7.1% from $2.0 billion at March 31, 1998, to $2.14 billion at March 31, 1999. This increase was primarily funded by net increases in deposits of $113.5 million and in borrowings of $16.8 million. These funds were generally invested in loans receivable and mortgage-related securities.

MORTGAGE-RELATED SECURITIES Mortgage-related securities (both available for sale and held to maturity) increased $28.5 million as a net result during the year of
(i)purchases of $27.8 million, (ii) principal repayments and market value adjustments of $6.5 million and (iii) sales of $5.8 million. Mortgage-related securities consisted of $210.1 million mortgage-backed securities and $13.1 million mortgage-derivative securities at March 31, 1999. See Notes 1 and 3 to the Consolidated Financial Statements.

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

LOANS RECEIVABLE Total net loans (including loans held for sale) increased $130.5 million during fiscal 1999 from $1.61 billion at March 31, 1998, to $1.74 billion at March 31, 1999. The activity included (i) originations and purchases of $844.2 million, (ii) sales of loans held for sale of $478.7 million, and
(iii) principal repayments and other reductions of $235.0 million. The components of the increase in total loans, including loans held for sale, are summarized by type of loan as follows:


                                                                       MARCH 31,
                                           --------------------------------------------------------------
                                                                                           INCREASE
                                                  1999                  1998              (DECREASE)
                                           --------------------------------------------------------------
                                                                    (In Thousands)

FIRST MORTGAGE LOANS:
Single-family residential                    $   841,048          $   817,763          $    23,285
Multi-family residential                         224,167              177,350               46,817
Commercial real estate                           216,365              183,914               32,451
Construction and land                            168,146              132,879               35,267
                                             -----------          -----------          -----------
 Total first mortgage loans                    1,449,726            1,311,906              137,820

OTHER LOANS:
Second mortgage                                  180,122              183,874               (3,752)
Education                                        125,427              121,306                4,121
Commercial business and leases                    40,401               30,244               10,157
Credit card and other consumer loans              30,241               32,841               (2,600)
                                             -----------          -----------          -----------
 Total other loans                               376,191              368,265                7,926
                                             -----------          -----------          -----------
 Gross loans receivable                        1,825,917            1,680,171              145,746
Less: Net items to loans receivable             (101,675)             (89,082)             (12,593)
                                             -----------          -----------          -----------
 Net loans receivable                        $ 1,724,242          $ 1,591,089          $   133,153
                                             ===========          ===========          ===========

Loans held for sale                          $    15,430          $    18,060          $    (2,630)
                                             ===========          ===========          ===========


NON-PERFORMING ASSETS Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $5.1 million or 0.24% of total assets at March 31, 1999 from $12.9 million or 0.64% of total assets at March 31, 1998.

Non-performing assets are summarized as follows for the dates indicated:


                                                                                  AT MARCH 31,
                                                      ---------------------------------------------------------------------
                                                          1999           1998          1997           1996            1995
                                                      ---------------------------------------------------------------------
                                                                               (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                              $   690      $   1,273      $   1,712      $     629      $     833
 Multi-family residential                                    --            898          3,199             --             --
 Commercial real estate                                     145            288            778            470            624
 Construction and land                                       --             --             58             81             81
 Consumer                                                   571            577            438            202            219
 Commercial business                                        359            673            610            508            736
                                                        -------      ---------      ---------      ---------      ---------
 Total non-accrual loans                                  1,765          3,709          6,795          1,890          2,493
Real estate held for development and sale                 1,764          4,431          2,736          2,319            857
Foreclosed properties and repossessed assets, net         1,603          4,723          4,222          6,077          7,116
                                                        -------      ---------      ---------      ---------      ---------
 Total non-performing assets                            $ 5,132      $  12,863      $  13,753      $  10,286      $  10,466
                                                        =======      =========      =========      =========      =========

Performing troubled debt restructurings                 $   293      $     725      $     329      $     332      $     335
                                                        =======      =========      =========      =========      =========

Total non-accrual loans to total loans                     0.10%          0.22%          0.44%          0.13%          0.19%
Total non-performing assets to total assets                0.24           0.64           0.73           0.59           0.69
Allowance for loan losses to total loans                   1.11           1.30           1.47           1.59           1.75
Allowance for loan losses to total
 non-accrual loans                                      1144.93         588.65         334.81        1206.72         899.68
Allowance for loan and foreclosure losses
 to total non-performing assets                          399.43         172.26         173.26         228.70         221.82

Non-accrual loans decreased $1.9 million during fiscal 1999 primarily due to a decrease of $800,000 in non-accrual multifamily loans to one borrower that were transferred to real estate owned. The properties that secured these loans were subsequently sold. The balance of the decrease in this category was due to decreases in single-family and commercial business non-accrual loans. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Non-performing real estate held for development and sale decreased $2.7 during fiscal 1999 primarily as a result of the transfer of a multi-family project, with a carrying value of $2.9 million, to performing troubled debt restructuring. The property was subsequently sold and a deferred gain of $300,000, representing interim financing to the buyer, remains in real estate held for development and sale.

Foreclosed properties and repossessed assets decreased $3.1 million in fiscal 1999 primarily due to the sale of an apartment complex in Elm Grove, Wisconsin, which formerly secured a $2.2 million loan. The balance of the decrease was largely due to the sale of the aforementioned multi-family properties formerly secured by several loans to the same borrower.

The total of performing troubled debt restructurings does not represent a material amount and does not include any loans larger than $1.0 million. There are three loans in this category with one loan having a rate reduced to 2% and the other two bearing market rates of interest only. All three loans were current as of March 31, 1999.


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

                                                                       YEAR ENDED MARCH 31,
                                       -------------------------------------------------------------------------------
                                            1999            1998             1997             1996           1995
                                       -------------------------------------------------------------------------------
                                                                          (Dollars In Thousands)

Allowance at beginning of year          $ 21,833         $ 22,750         $ 22,807         $ 22,429         $ 22,119

Charge-offs:
  Mortgage                                (1,342)            (951)            (222)            (439)          (1,460)
  Consumer                                (1,036)            (993)            (483)            (104)             (36)
  Commercial business                       (414)            (252)            (275)            (455)            (309)
                                        --------         --------         --------         --------         --------
   Total charge-offs                      (2,792)          (2,196)            (980)            (998)          (1,805)
                                        --------         --------         --------         --------         --------
Recoveries:
  Mortgage                                   408              825              250              298              374
  Consumer                                   123               59                5               10               17
  Commercial business                         21               95              168               43              144
                                        --------         --------         --------         --------         --------
   Total recoveries                          552              979              423              351              535
                                        --------         --------         --------         --------         --------

   Net charge-offs                        (2,240)          (1,217)            (557)            (647)          (1,270)
                                        --------         --------         --------         --------         --------

Provision                                    615              300              500              475            1,580
Acquired bank's allowance                     --               --               --              550               --
                                        --------         --------         --------         --------         --------
Allowance at end of year                $ 20,208         $ 21,833         $ 22,750         $ 22,807         $ 22,429
                                        ========         ========         ========         ========         ========

Net charge-offs to average loans
 held for sale and for investment          (0.13)%          (0.08)%          (0.04)%          (0.05)%          (0.11)%
                                        ========         ========         ========         ========         ========

The fiscal 1999 provision for loan losses totaled $620,000 as compared to $300,000 in fiscal 1998. The provision for loan losses for fiscal years 1999 and 1998 remain at significantly lower levels compared to earlier years when the Bank's charge-off experience from certain portfolio segments required larger allowances due to higher defaults during a period of economic downturn. Those segments were largely multi-family real estate loans secured by properties in states other than Wisconsin and leases receivable. The Corporation had, until the past few years, substantially ceased extending credit in those segments since the late 1980's. Because of this historical experience, and based on the volume and type of lending reintroduced to the loan portfolio (in the real estate held for development and sale segment), management considered it appropriate to retain the allowance at its present level. For further discussion of the real estate held for development and sale segment, see Item 8 - Note 15 to the Consolidated Financial Statements and Item 1 - "Business - Subsidiaries".

The Bank considers economic trends in its overall level of general allowances. Historically, the Bank's non-performing and classified assets have fluctuated with economic trends, both locally and nationally. At March 31, 1999, the present positive local and national economic conditions are reflected in the Bank's decrease in non-performing and classified assets. At the same time, both locally and nationally, consumer debt levels have risen and have been accompanied by increased default levels. In response to these two conditions, the Bank has reallocated some of its reserves while maintaining a general valuation allowance that has decreased $1.6 million from $21.8 million at March 31, 1998 to $20.2 million at March 31, 1999.

Non-performing and classified asset levels have decreased $7.8 million and $2.3 million, respectively, during the past fiscal year. However, because of the increased growth in the real estate investment segment and in the commercial loan portfolio, management believes that the present level of the allowance is prudent.

Loan charge-offs continued at elevated levels of approximately $2.7 million and $2.2 million for the fiscal years ending March 31, 1999 and 1998, respectively. Total charge-offs for the years ended March 31, 1999 and 1998 increased $600,000 and $1.2 million, respectively, from the prior respective fiscal year ends. The increase in charge-offs is largely due to increases in mortgage and consumer loan charge-offs. Mortgage loan charge-offs increased $390,000 and $730,000, respectively, for the years ended March 31, 1999 and 1998. Consumer loan charge-offs increased $40,000 and $510,000, respectively, for the same respective fiscal year ends. Commercial loan charge-offs increased $160,000 for the year ended March 31, 1999 while the prior year ended March 31, 1998 experienced no increase in charge-offs. While recoveries slightly offset the increase in charge-offs for the year ended March 31, 1999, such recoveries decreased $430,000 from $980,000 in fiscal 1998 to $550,000 in fiscal 1999.
Recoveries increased $560,000 during the fiscal year ended March 31, 1998.

These increased levels in net charge-offs of $2.2 million and $1.2 million for the respective years ended March 31, 1999 and 1998 do not represent decreased quality in the loan portfolio but instead reflect the local and national trends in overall consumer debt levels and bankruptcy filings.

The table below shows the Corporation's total allowance for loan losses and the allocation to the various categories of loans held for investment at the dates indicated.

                                                                            MARCH 31,
                           -----------------------------------------------------------------------------------------------
                                   1999                 1998                 1997                  1996               1995
                           -----------------------------------------------------------------------------------------------
                                       % OF TOTAL           % OF TOTAL           % OF TOTAL          % OF TOTAL
                                        LOANS BY             LOANS BY             LOANS BY             LOANS BY
                             AMOUNT     CATEGORY    AMOUNT   CATEGORY   AMOUNT    CATEGORY    AMOUNT   CATEGORY    AMOUNT
                           -----------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)

Single-family residential    $  1,712      0.20%  $    195      0.02%  $    184      0.03%  $    200      0.03%  $      15
Multi-family residential        1,650      0.74        395      0.22        379      0.23        263      0.16         365
Commercial real estate          4,185      1.93      1,030      0.56        645      0.38        476      0.34         916
Construction and land               -         -          -         -          -         -          4         -          87
Consumer                        1,298      0.39      1,278      0.38      1,169      0.36        802      0.31         645
Commercial business             2,523      6.24        893      2.95      1,370      4.72      1,008      3.28       1,215
Unallocated                     8,840      0.61     18,042      1.38     19,003      1.60     20,054      1.75      19,186
                             --------     -----   --------      ----   --------      ----   --------      ----   ---------
  Total allowance for
    loan losses              $ 20,208      1.11%  $ 21,833      1.30%  $ 22,750      1.47%  $ 22,807      1.59%  $  22,429
                             ========     =====   ========      ====   ========      ====   ========      ====   =========

                            MARCH 31,
                           ------------
                              1995
                           ------------
                           % OF TOTAL
                            LOANS BY
                            CATEGORY
                           ------------


Single-family residential     0.00%
Multi-family residential      0.26
Commercial real estate        0.74
Construction and land         0.11
Consumer                      0.32
Commercial business           5.59
Unallocated                   1.81
                              ----
  Total allowance for
    loan losses               1.75%
                              ====


A summary of the activity in the allowance for losses on foreclosed properties follows. The provision for losses on such properties is included in the consolidated statements of income in "Net cost (income) of operations of foreclosure properties."

                                                                   YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------------------------
                                           1999            1998            1997              1996             1995
                                      ------------------------------------------------------------------------------
                                                                      (In Thousands)

Allowance at beginning of year            $  325         $ 1,078          $   717           $  787           $  343
Provision                                    200              25              500              200              950
Charge-offs                                 (234)           (778)            (139)            (270)            (506)
                                          ------         -------          -------           ------           ------
   Allowance at end of year               $  291         $   325          $ 1,078           $  717           $  787
                                          ======         =======          =======           ======           ======

The fiscal 1999 provision for foreclosure losses totaled $200,000 as compared to $25,000 for fiscal 1998. Charge-offs decreased by $540,000 during the fiscal year. The Corporation conducts ongoing evaluations of the adequacy of the allowance for losses, which are based on amounts of foreclosed properties, recent appraisals, discounted cash flows or pending offers.

Although management believes that the March 31, 1999, allowances for loan and foreclosed property losses are adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to continue to maintain strong asset quality.

DEPOSITS Deposits increased $113.5 million during fiscal 1999 to $1.51 billion, of which $51.9 million was in certificates of deposit, $42.9 million was due to increases in money market accounts, and $15.2 million was due to increases in NOW accounts. All of these increases were due to promotions and related growth of deposit households. The weighted average cost of deposits decreased to 4.49% at fiscal year-end 1999 compared to 4.75% at fiscal year-end 1998.

BORROWINGS FHLB advances increased $16.8 million during fiscal 1999 to fund the increased loan activity. At March 31, 1999, advances totaled $415.6 million with a weighted average interest rate of 5.29%. Reverse repurchase agreements decreased $470,000 during fiscal 1999. Other loans payable were unchanged from the prior fiscal year. For additional information, see Note 8 to the Consolidated Financial Statements.

STOCKHOLDERS' EQUITY As of January 1, 1998, the Corporation adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Corporation's available-for-sale securities and foreign unrealized gains or losses (the latter of which is not applicable to the Corporation), which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Stockholders' equity at March 31, 1999 was $142.2 million, or 6.64% of total assets, compared to $128.0 million and 6.40% of total assets at March 31, 1998. Stockholders' equity increased during the year as a result of (i) comprehensive income of $23.2 million, which includes net income of $23.5 million and and an offsetting change in net unrealized losses on available-for-sale securities as a part of accumulated other comprehensive income (loss) of $400,000, (ii) the repayment of ESOP borrowings of $700,000, (iii) the exercise of stock options of $2.2 million, (iv) the vesting of recognition plan shares of $200,000, (v) employee stock plan purchases of $800,000, and (vi) the tax benefit from certain stock options of $2.0 million. These were offset by (i) the purchase of treasury stock of $9.9 million, (ii) the payment of cash dividends of $3.5 million and
(iii) the establishment of the SERP liability of $1.4 million.

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

The Corporation has identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor (referred to later in this paragraph as the primary third party data processing provider). The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Corporation's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation's goal is to be fully compliant by June 30, 1999. The Corporation has completed two tests with its primary third party data processing provider. The tests, completed on August 16, 1998 and September 20, 1998, were both successful in all applications. On December 6, 1998, the loan origination system was tested by a third party and found to be Year 2000 compliant, as well. On March 7, 1999 the item processing data system was tested by a third party and was also found to be Year 2000 compliant.

The following table indicates the Corporation's progress in the assessment, remediation, testing and implementation of becoming Year 2000 compliant.


---------------------------------------------------------------------------------------------------------------
                         RESOLUTION PHASES OF YEAR 2000 COMPLIANCE AT MARCH 31, 1999
---------------------------------------------------------------------------------------------------------------
    Exposure
      TYPE             ASSESSMENT            REMEDIATION             TESTING              IMPLEMENTATION
---------------------------------------------------------------------------------------------------------------

Information       100% Complete         100% Complete         95% Complete           90% Complete
Technology
                                                              Expected completion    Expected completion
                                                              date, 6/30/99          date, 6/30/99


---------------------------------------------------------------------------------------------------------------

Operating         100% Complete         100% Complete         100% Complete          100% Complete
Equipment with
Embedded
Chips or
Software


---------------------------------------------------------------------------------------------------------------

3rd Party         100% Complete         100% Complete for     100% Complete for      100% Complete for
                  for system            system interface      system interface       system interface
                  interface; 100%
                  Complete for all      Developed                                    Implemented
                  other material        contingency                                  contingency
                  exposures             plans as appropriate.                        plans or other
                                                                                     alternatives,
                                                                                     as necessary.

---------------------------------------------------------------------------------------------------------------


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

RISKS Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Corporation has not yet completed all necessary phases of the Year 2000 program. In the event that the Corporation does not complete any additional phases, the Corporation could be unable to accept deposits or withdrawals, open accounts, or process loan payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Corporation. The Corporation could be subject to litigation for computer systems product failure, for example failure to properly date business records such as accrued loan interest. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS The Corporation has completed its contingency plans for all critical applications. These contingency plans involve, among other actions, additional equipment and supplies, additional staff and training, and hard copy records of critical information.

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

The Corporation's cumulative net gap position at March 31, 1999 and 1998, for one year or less was a negative 12.73% and 1.56%, respectively, of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation's interest rate sensitivity gap position as of March 31, 1999 and 1998.


                                     03/31/00       03/31/01       03/31/02      03/31/03    03/30/04    THEREAFTER      TOTAL
                                    ------------------------------------------------------------------------------------------------
                                                                       (In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1)(2)          122,082       47,835           34,652      27,908      22,991       143,503      398,971
    Average interest rate                  7.55%        7.48%            7.36%       7.31%       7.28%         7.16%

  Mortgage loans -Variable (1)(2)       548,750      244,355          131,057      38,682      21,040             -      983,884
    Average interest rate                  7.62%        7.36%            7.38%       7.46%       7.46%

 Consumer loans (1)
                                        248,704       40,440           20,873      11,082       6,167         7,953      335,219
    Average interest rate                  8.78%        8.83%            8.67%       8.58%       8.57%         8.55%

 Commercial business loans (1)           37,838        1,356              486         136          67           160       40,042
    Average interest rate                  8.41%        8.22%            8.22%       8.22%       8.22%         8.22%

 Mortgage-related securities (3)         77,927       44,681           29,601      20,479      14,471        36,111      223,270
    Average interest rate                  6.48%        6.48%            6.48%       6.48%       6.48%         6.48%

 Investment securities and other
  interest-earning assets (3)            28,818       10,651            8,249       5,346       3,716         9,086       65,865
    Average interest rate                  5.15%        6.06%            6.01%       6.00%       5.98%         5.91%

    Total rate sensitive assets       1,064,120      389,318          224,916     103,633      68,452       196,812    2,047,251

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)               251,862       46,470           31,922      22,388      16,048        55,552      424,242
    Average interest rate                  3.21%        3.44%            3.28%       3.11%       2.93%         2.36%

Time-deposits (4)
                                        796,674       76,903           76,903      12,364      12,185             -      975,028
    Average interest rate                  5.41%        5.55%            5.55%       5.85%       5.85%

 Borrowings
                                        288,313       53,500           26,796       7,500      24,000        70,750      470,859
    Average interest rate                  5.39%        5.20%            5.08%       5.64%       5.25%         4.95%

    Total rate sensitive liabilities  1,336,849      176,873          135,621      42,251      52,233       126,302    1,870,129

Interest sensitivity gap
                                       (272,729)     212,445           89,295      61,382      16,219        70,509      177,122

Cumulative interest sensitivity gap    (272,729)     (60,284)          29,012      90,394     106,613       177,122

Cumulative interest sensitivity
gap as a percent of total assets         (12.73)%      (2.81)%           1.35%       4.22%       4.98%         8.27%

                                        FAIR VALUE
                                        03/31/99
                                      -----------

Rate sensitive assets:
 Mortgage loans - Fixed (1)(2)          395,712
    Average interest rate

  Mortgage loans -Variable (1)(2)       984,393
    Average interest rate

 Consumer loans (1)
                                        338,564
    Average interest rate

 Commercial business loans (1)           40,061
    Average interest rate

 Mortgage-related securities (3)        224,321
    Average interest rate

 Investment securities and other
  interest-earning assets (3)            66,226
    Average interest rate

    Total rate sensitive assets       2,049,277

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)               417,774
    Average interest rate

Time-deposits (4)                       979,082
    Average interest rate

 Borrowings
    Average interest rate               466,943

    Total rate sensitive liabilities  1,863,799

Interest sensitivity gap


Cumulative interest sensitivity gap

Cumulative interest sensitivity
gap as a percent of total assets

(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $77.2 million, and (ii) non-accrual loans, which amounted to $1.8 million.
(2) Includes $15.4 million of loans held for sale spread throughout the periods.
(3) Includes $143.1 million of securities available for sale spread throughout the periods.
(4) Does not include $77.2 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $9.2 million. Projected decay rates for demand deposits and passbook savings are selected by management from various such as the OTS.

                                             03/31/99            03/31/00          03/31/01        03/31/02       03/31/03
                                            ---------------------------------------------------------------------------------
                                                                                        (In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)                 185,559             65,188           34,158          18,370         10,078
    Average interest rate                          7.71%              7.30%            7.28%           7.30%          7.36%

  Mortgage loans -Variable (1) (2)              617,324            193,388          100,354          14,514          7,478
    Average interest rate                          7.99%              7.75%            7.76%           7.55%          7.57%

 Consumer loans (1)                             269,689             40,567           15,827           6,093          2,835
    Average interest rate                          9.01%              9.32%            9.23%           9.16%          9.16%

 Commercial business loans (1)                   27,321              1,780              242              69             47
    Average interest rate                          9.38%              8.98%            8.70%           8.63%          8.68%

 Mortgage-related securities (3)                106,125             46,573           22,671          10,729          4,941
    Average interest rate                          6.73%              6.73%            6.74%           6.76%          6.76%

 Investment securities and other
  interest-earning assets (3)                    40,556              6,165            9,557           2,182         25,218
    Average interest rate                          7.77%             12.61%            8.11%           9.51%          6.35%

    Total rate sensitive assets               1,246,574            353,661          182,809          51,957         50,597

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                       172,860             63,242           42,919          29,233         19,988
    Average interest rate                          3.05%              3.54%            3.47%           3.39%          3.31%

Time-deposits (4)                               749,481             77,884           77,885           8,918          8,918
    Average interest rate                          5.72%              5.91%            5.91%           5.95%          5.95%

 Borrowings                                     355,401             52,675            9,284           2,751         34,449
    Average interest rate                          5.80%              6.00%            6.44%           8.20%          5.25%

    Total rate sensitive liabilities          1,277,742            193,801          130,088          40,902         63,355

Interest sensitivity gap                        (31,168)           159,860           52,721          11,055        (12,758)

Cumulative interest sensitivity gap             (31,168)           128,692          181,413         192,468        179,710

Cumulative interest sensitivity
gap as a percent of total assets                  (1.56)%             6.44%            9.07%           9.63%          8.99%


                                                                                   FAIR VALUE
                                             THEREAFTER              TOTAL         03/31/98
                                            -------------------------------------------------

Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)                  13,848              327,201        299,006
    Average interest rate                          7.60%

  Mortgage loans -Variable (1) (2)                    -              933,058        966,948
    Average interest rate

 Consumer loans (1)                               2,432              337,443        338,591
    Average interest rate                          9.20%

 Commercial business loans (1)                      112               29,571         29,105
    Average interest rate                          8.70%

 Mortgage-related securities (3)                  3,726              194,765        195,687
    Average interest rate                          6.78%

 Investment securities and other
  interest-earning assets (3)                     2,634               86,312         88,099
    Average interest rate                          6.26%

    Total rate sensitive assets                  22,752            1,908,350      1,917,436

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                        45,148              373,390        361,100
    Average interest rate                          3.06%

Time-deposits (4)                                   820              923,906        926,649
    Average interest rate                          5.90%

 Borrowings                                           -              454,560        453,790
    Average interest rate

    Total rate sensitive liabilities             45,968            1,751,856      1,741,539

Interest sensitivity gap                        (23,216)             156,494

Cumulative interest sensitivity gap             156,494

Cumulative interest sensitivity
gap as a percent of total assets                   7.83%

(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $62.8 million, and (ii) non-accrual loans, which amounted to $3.7 million.
(2) Includes $18.1 million of loans held for sale spread throughout the periods.
(3) Includes $92.0 million of securities available for sale spread throughout the periods.
(4) Does not include $85.9 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $9.3 million. Projected decay rates for demand deposits and passbook savings are selected by management from various such as the OTS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                           Page
                                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ...........................................................       50

Consolidated Statements of Income......................................................       51

Consolidated Statements of Changes in Stockholders' Equity.............................       52

Consolidated Statements of Cash Flows..................................................       53

Notes to Consolidated Financial Statements ............................................       55

Report of Ernst & Young LLP, Independent Auditors .....................................       79

Management and Audit Committee Report..................................................       80

SUPPLEMENTARY DATA

Quarterly Financial Information........................................................       81

CONSOLIDATED BALANCE SHEETS


                                                                                                   MARCH 31,
                                                                                --------------------------------------------
                                                                                     1999                           1998
                                                                                --------------------------------------------
                                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

ASSETS
CASH                                                                                $    30,447                  $    31,999
Interest-bearing deposits                                                                 4,127                        7,168
                                                                                    -----------                  -----------
  Cash and cash equivalents                                                              34,574                       39,167
Investment securities available for sale                                                 32,716                       39,555

Investment securities held to maturity (fair value of $6,800 and
  $17,600, respectively)                                                                  6,845                       17,587
Mortgage-related securities available for sale                                           46,357                       67,526
Mortgage-related securities held to maturity (fair value of $178,000
  and $128,100, respectively)                                                           176,913                      127,239
Loans receivable, net:
  Held for sale                                                                          15,430                       18,060
  Held for investment                                                                 1,724,242                    1,591,089
Foreclosed properties and repossessed assets, net                                         1,603                        4,723
Real estate held for development and sale                                                29,943                       22,630
Office properties and equipment                                                          18,214                       18,640
Federal Home Loan Bank stock--at cost                                                    22,177                       22,002
Accrued interest on investments and loans                                                14,357                       13,875
Prepaid expenses and other assets                                                        18,317                       17,214
                                                                                    -----------                  -----------
     Total assets                                                                   $ 2,141,688                  $ 1,999,307
                                                                                    ===========                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                            $ 1,505,990                  $ 1,392,472
Federal Home Loan Bank and other borrowings                                             428,395                      411,625
Reverse repurchase agreements                                                            42,464                       42,935
Advance payments by borrowers for taxes and insurance                                     6,575                        6,955
Other liabilities                                                                        16,025                       17,369
                                                                                    -----------                  -----------
     Total liabilities                                                                1,999,449                    1,871,356
                                                                                    -----------                  -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                --                           --
Common stock, $.10 par value, 30,000,000 shares
 authorized, 24,998,648 shares issued                                                     2,500                        2,500
Additional paid-in capital                                                               51,112                       49,084
Retained earnings                                                                       136,098                      125,615
Less:      Treasury stock (6,936,458 shares and 7,073,460 shares,
               respectively), at cost                                                   (46,698)                     (47,959)
           Borrowings of Employee Stock Ownership Plan                                     (689)                      (1,379)
           Common stock purchased by benefit plans                                         (669)                        (851)
           Accumulated other comprehensive income                                           585                          941
                                                                                    -----------                  -----------
     Total stockholders' equity                                                         142,239                      127,951
                                                                                    -----------                  -----------
     Total liabilities and stockholders' equity                                     $ 2,141,688                  $ 1,999,307
                                                                                    ===========                  ===========



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF  INCOME


                                                                            YEAR ENDED MARCH 31,
                                                              --------------------------------------------
                                                                  1999           1998           1997
                                                              --------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
Loans                                                          $ 138,435         $ 129,008      $ 120,018
Mortgage-related securities                                       12,227            14,676         15,657
Investment securities                                              4,827             4,652          4,151
Interest-bearing deposits                                            477               635            725
                                                               ---------         ---------      ---------
  Total interest income                                          155,966           148,971        140,551


INTEREST EXPENSE:
Deposits                                                          67,268            64,146         60,414
Notes payable and other borrowings                                25,812            24,971         23,782
Other                                                                468               484            520
                                                               ---------         ---------      ---------
  Total interest expense                                          93,548            89,601         84,716
                                                               ---------         ---------      ---------
  Net interest income                                             62,418            59,370         55,835
Provision for loan losses                                            815               300            500
                                                               ---------         ---------      ---------
  Net interest income after provision for loan losses             61,603            59,070         55,335

NON-INTEREST INCOME:
Loan servicing income                                              1,314             2,090          2,632
Service charges on deposits                                        4,067             3,881          3,679
Insurance commissions                                              1,129             1,159          1,366
Gain on sale of loans                                              6,193             3,241          1,225
Net income (loss) from operations of real estate investment        2,563              (437)         2,406
Other                                                              2,750             2,278          2,243
                                                               ---------         ---------      ---------
  Total non-interest income                                       18,016            12,212         13,551

NON-INTEREST EXPENSES:
Compensation                                                      23,252            20,147         21,293
Occupancy                                                          3,023             2,921          3,046
Federal insurance premiums                                           852               836          2,201
Federal insurance special assessment                                  --                --          7,663
Furniture and equipment                                            3,257             2,951          2,778
Data processing                                                    3,086             2,615          2,164
Marketing                                                          1,867             2,152          1,962
Other                                                              6,068             6,672          6,299
                                                               ---------         ---------      ---------
  Total non-interest expenses                                     41,405            38,294         47,406
                                                               ---------         ---------      ---------
  Income before income taxes                                      38,214            32,988         21,480
Income taxes                                                      14,670            12,487          7,532
                                                               ---------         ---------      ---------
  Net income                                                   $  23,544         $  20,501      $  13,948
                                                               =========         =========      =========

Earnings per share:
  Basic                                                        $    1.37         $    1.13      $    0.75
  Diluted                                                           1.28              1.06           0.71


See accompanying Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                            COMMON     ACCU-
                                                                                            STOCK     MULATED
                                                                                  BOR-     PURCHASED   OTHER
                                               ADDITIONAL                        ROWINGS      BY      COMPRE-
                                        COMMON  PAID-IN   RETAINED   TREASURY      OF      BENEFIT    HENSIVE
                                        STOCK   CAPITAL   EARNINGS     STOCK      ESOP      PLANS      INCOME      TOTAL
                                        ------------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

 Balance at March 31, 1996               $ 2,500  $48,211  $ 100,191   $ (29,298)   $ (928)  $ (1,546)    $ (728)  $ 118,402
Comprehensive income:
Net income                                     -        -     13,948           -         -          -          -      13,948
     Change in net unrealized
     losses on available-for-sale
     securities, net of tax of $60             -        -          -           -         -          -         (5)         (5)
                                                                                                                   ---------
Comprehensive income                                                                                                  13,943
Purchase of treasury stock
     (794,798 shares)                          -        -          -     (14,221)        -          -          -     (14,221)
Exercise of stock options                      -        -     (1,180)      1,582         -          -          -         402
Cash dividend ($0.12 per share)                -        -     (2,224)          -         -          -          -      (2,224)
Recognition plan shares vested                 -        -          -           -         -        300          -         300
Tax benefit from stock
      related compensation                     -      357          -           -         -          -          -         357
Repayment of ESOP borrowings                   -        -          -           -       928          -          -         928

                                        ====================================================================================
 Balance at March 31, 1997                 2,500   48,568    110,735     (41,937)        -     (1,246)      (733)    117,887
                                        ====================================================================================
Comprehensive income:
Net income                                     -        -     20,501           -         -          -          -      20,501
     Change in net unrealized
     gains on available-for-sale
     securities, net of tax of           $ 1,060        -          -           -         -          -      1,674       1,674
                                                                                                                   ---------
Comprehensive income                                                                                                  22,175
Purchase of treasury stock
     (513,100 shares)                          -        -          -      (9,567)        -          -          -      (9,567)
Exercise of stock options                      -        -     (2,811)      3,544         -          -          -         733
Cash dividend ($0.16 per share)                -        -     (2,810)          -         -          -          -      (2,810)
Recognition plan shares vested                 -        -          -           -         -        396          -         396
Tax benefit from stock
      related compensation                     -      516          -           -         -          -          -         516
Borrowing - ESOP                               -        -          -           -    (2,069)         -          -      (2,069)
Repayment of ESOP borrowings                   -        -          -           -       690          -          -         690

                                       =====================================================================================
 Balance at March 31, 1998                 2,500   49,084    125,615     (47,960)   (1,379)      (850)       941     127,951
                                       =====================================================================================
Comprehensive income:
Net income                                     -        -     23,544           -         -          -          -      23,544
     Change in net unrealized
     gains on available-for-sale
     securities, net of tax of $420            -        -          -           -         -          -       (356)       (356)
                                                                                                                   ---------
Comprehensive income                                                                                                  23,188
Purchase of treasury stock
     (460,430 shares)                          -        -          -      (9,868)        -          -          -      (9,868)
Exercise of stock options                      -        -     (9,556)     11,784         -          -          -       2,228
Purchase of stock by retirement plan           -        -        (23)        784         -          -          -         761
Cash dividend ($0.20 per share)                -        -     (3,482)          -         -          -          -      (3,482)
Recognition plan shares vested                 -        -          -           -         -        181          -         181
Consolidation of SERP                          -        -          -      (1,438)        -          -          -      (1,438)
Tax benefit from stock
      related compensation                     -    2,028          -           -         -          -          -       2,028
Repayment of ESOP borrowings                   -        -          -           -       690          -          -         690

                                       =====================================================================================
 Balance at March 31, 1999              $ 2,500  $51,112  $ 136,098   $ (46,698)   $ (689)    $ (669)     $ 585    $ 142,239
                                       =====================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED MARCH 31,
                                                                              -------------------------------------
                                                                                 1999          1998         1997
                                                                              -------------------------------------
                                                                                           (IN THOUSANDS)

OPERATING ACTIVITIES
 Net income                                                                    $  23,544    $  20,501    $  13,948
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for losses on loans                                                       815          325        1,000
 Provision for depreciation and amortization                                       2,283        2,262        2,122
 Net gain on sales of loans                                                       (6,193)      (3,306)      (1,241)
 Increase in accrued interest receivable                                            (481)        (146)      (2,180)
 Increase in accrued interest payable                                                 74        1,483        2,067
 Increase (decrease) in accounts payable                                          (2,995)       3,548       (1,821)
 Other                                                                               910        3,466       (3,882)
                                                                               ---------    ---------    ---------
 Net cash provided by operating activities before proceeds
  from loan sales                                                                 17,957       28,133       10,013
 Net proceeds from origination and sale of loans held for sale                     8,969       19,367        9,845
                                                                               ---------    ---------    ---------
 Net cash provided by operating activities                                        26,926       47,500       19,858

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                  35,906       19,745       39,809
 Proceeds from maturities of investment securities                                47,393       52,978       11,099
 Purchase of investment securities available for sale                            (64,163)     (69,824)     (55,328)
 Purchase of investment securities held to maturity                               (1,750)     (15,015)      (5,949)
 Proceeds from sales of mortgage-related securities available for sale             5,761        1,280        5,617
 Purchase of mortgage-related securities held to maturity                        (14,966)      (4,670)     (26,725)
 Purchase of mortgage-related securities available for sale                      (12,843)      (4,741)      (2,057)
 Principal collected on mortgage-related securities                               85,900       42,179       58,554
 Increase in loans receivable                                                   (223,461)    (163,269)    (157,684)
 Purchase of office properties and equipment                                      (1,780)      (2,219)      (1,832)
 Sales of real estate                                                              7,649       14,054       15,767
 Purchase of real estate held for sale                                           (14,379)      (6,652)     (21,292)
                                                                               ---------    ---------    ---------
  Net cash used by investing activities                                         (150,733)    (136,154)    (140,021)



                                                                                    YEAR ENDED MARCH 31,
                                                                            ------------------------------------------
                                                                             1999             1998               1997
                                                                            ------------------------------------------
                                                                                          (IN THOUSANDS)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                $   113,655    $    78,450    $    69,820
 Decrease in advance payments by borrowers
   for taxes and insurance                                                          (380)          (720)          (263)
 Proceeds from notes payable to Federal Home Loan Bank                         1,475,450        513,500        525,496
 Repayment of notes payable to Federal Home Loan Bank                         (1,458,650)      (488,870)      (468,200)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                     (470)         3,599         (8,247)
 Increase (decrease) in other loans payable                                          (30)        (4,519)        11,936
 Treasury stock purchased                                                         (9,868)        (9,567)       (14,221)
 Reissuance of treasury stock for options                                          2,228            733            402
 Purchase of stock by retirement plans                                               761             --             --
 Payments of cash dividends to stockholders                                       (3,482)        (2,810)        (2,224)
                                                                             -----------    -----------    -----------
   Net cash provided by financing activities                                     119,214         89,796        114,499
                                                                             -----------    -----------    -----------
   Net increase (decrease) in cash and cash equivalents                           (4,593)         1,142         (5,664)
 Cash and cash equivalents at beginning of year                                   39,167         38,025         43,689
                                                                             -----------    -----------    -----------
   Cash and cash equivalents at end of year                                  $    34,574    $    39,167    $    38,025
                                                                             ===========    ===========    ===========
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid or credited to accounts:
  Interest on deposits and borrowings                                        $    93,622    $    88,118    $    83,070
  Income taxes                                                                    13,067         10,155          7,648

Non-cash transactions:
 Securitization of mortgage loans held for sale to mortgage-backed
   securities and other adjustments                                               92,427             --         54,938
 Loans transferred to foreclosed properties                                           --          4,765          1,903
 Securities available for sale market value adjustment                              (887)       (10,654)           154







See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS Anchor BanCorp Wisconsin Inc. (the "Corporation") is a Wisconsin corporation incorporated in 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, S.S.B. (the "Bank"), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), which invests in various limited partnerships.

BASIS OF FINANCIAL STATEMENT PRESENTATION The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Insurance Services Inc., and ADPC Corporation. IDI's wholly owned subsidiary is Nevada Investment Directions, Inc. ("NIDI"). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

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

INVESTMENT AND MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE Securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity securities and are stated at amortized cost. Securities not classified as held to maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders' equity.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the interest method over the estimated remaining contractual life of the assets.

Realized gains and losses, and declines in value judged to be other than temporary, are included in "Net gain (loss) on sale of securities" in the consolidated statements of income as a component of other income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE Loans held for sale generally consist of the current originations of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at the lower of aggregate cost or market value. Fees received from the borrower and direct costs to originate are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. For loans delivered to and funded by the FHLB see Note 12. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair values of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

INTEREST ON LOANS Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from the allowance for interest. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $131,000 and $247,000 were established at March 31, 1999 and 1998, respectively, for interest on non-accrual status loans.

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

ALLOWANCES FOR LOSSES Allowances for losses on loans and foreclosed properties are maintained at a level believed adequate by management to absorb losses in the respective portfolios. Management's evaluation of the allowance for loss considers various factors including, but not limited to, general economic conditions, the level of troubled assets, expected future cash flows, loan portfolio composition, prior loss experience, estimated sales price of the collateral, holding and selling costs and regulatory agencies. The evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the future cash flows, discounted at the loan's original effective rate. However, as a practical expedient, management measures impairment based on the fair value of the underlying collateral. At March 31, 1999 and 1998, the amount of loans considered impaired by management is not significant.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE Real estate held for development and sale includes investments in partnerships that purchased land and other property and also an investment in a multi-family residential property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value.

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

STOCK OPTIONS The Corporation has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

EARNINGS PER SHARE The computation of basic earnings per share excludes the dilutive effect of common stock equivalents. Stock options issued to employees and directors represent the only common stock equivalent of the Corporation. Diluted earnings per share reflect the potential dilutive effect of stock options computed using the treasury stock method.

NEW ACCOUNTING STANDARDS

On September 30, 1998, the Corporation adopted EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested." In accordance with this pronouncement, the Corporation now consolidates assets held in a Rabbi Trust for the benefit of certain employees. At the date of adoption, a liability was recorded for the deferred compensation obligation and the shares held in the Rabbi Trust were recorded as treasury shares.

As of January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Corporation's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Corporation's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

In 1998, the Corporation adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. Because this Statement addresses how supplemental information is disclosed in such reports, the adoption will not impact the primary financial statements. See Note 15 - Segment Reporting for further details.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards requiring that derivative instruments (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value would be recognized currently in earnings unless specific hedge accounting criteria are met. The earliest the Corporation would be required to adopt SFAS No. 133 is April 1, 2000. The Corporation does not believe SFAS No. 133 will have a material impact on its financial position or results of operations due to its limited use of derivatives.

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity - Amendment of FASB No. 64," was issued. This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (i.e trading, available-for-sale or held-to-maturity). This Statement is not required to be adopted until April 1, 2000. The Corporation does not believe SFAS No. 134 will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS Certain 1998 and 1997 accounts have been reclassified to conform to the 1999 presentations. All share and per share amounts for 1998 and 1997 have been adjusted to reflect the two-for-one stock split distributed in August 1998.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):


                                                                                  GROSS       GROSS
                                                                   AMORTIZED    UNREALIZED  UNREALIZED   ESTIMATED
                                                                      COST        GAINS       LOSSES    FAIR VALUE
                                                                   -----------------------------------------------
AT MARCH 31, 1999:
Available for Sale:
  U.S. Government and federal agency obligations                     $ 17,645   $    153    $     --    $ 17,798
  Mutual funds                                                         11,142          2          --      11,144
  Corporate stock and other                                             3,730        369        (325)      3,774
                                                                     --------   --------    --------    --------
                                                                     $ 32,517   $    524    $   (325)   $ 32,716
                                                                     ========   ========    ========    ========
Held to Maturity:
  U.S. Government and federal agency obligations                     $  6,845   $      7    $     (6)   $  6,846
                                                                     ========   ========    ========    ========

AT MARCH 31, 1998:
Available for Sale:
  U.S. Government and federal agency obligations                     $ 21,821   $     94    $    (56)   $ 21,859
  Mutual funds                                                         14,099         11          (6)     14,104
  Corporate stock and other                                             2,747        855         (10)      3,592
                                                                     --------   --------    --------    --------
                                                                     $ 38,667   $    960    $    (72)   $ 39,555
                                                                     ========   ========    ========    ========
Held to Maturity:
  U.S. Government and federal agency obligations                     $ 17,587   $     35    $    (40)   $ 17,582
                                                                     ========   ========    ========    ========


Proceeds from sales of investment securities available for sale during the years ended March 31, 1999, 1998 and 1997 were $35,906,000, $19,745,000 and
$39,809,000, respectively. Gross gains of $550,000, $3,000 and $16,000 were realized on sales in 1999, 1998 and 1997, respectively. A gross loss of $36,000 was realized on sales of investment securities for the year ended March 31, 1999.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 1999 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Government agency securities subject to three month calls amount to $800,000 at March 31, 1999. There are no securities subject to six month calls at March 31, 1999.


                                                            AVAILABLE FOR SALE                  HELD TO MATURITY
                                                      -----------------------------------------------------------------
                                                       AMORTIZED            FAIR           AMORTIZED            FAIR
                                                         COST              VALUE             COST              VALUE
                                                      -----------------------------------------------------------------
                                                                             (In Thousands)

Due in one year or less                                  $15,041           $15,047           $    --           $    --
Due after one year through five years                     13,746            13,895             1,570             1,570
Due after five years                                         100               100             5,275             5,276
Corporate stock                                            3,630             3,674                --                --
                                                         -------           -------           -------           -------
                                                         $32,517           $32,716           $ 6,845           $ 6,846
                                                         =======           =======           =======           =======

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

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):


                                                                                   GROSS             GROSS
                                                               AMORTIZED         UNREALIZED        UNREALIZED
                                                                  COST             GAINS             LOSSES          FAIR VALUE
                                                            ----------------------------------------------------------------------
AT MARCH 31, 1999:
Available for Sale:
  CMO's and REMICS                                           $   1,060           $      21            $      (1)         $   1,080
  Mortgage-backed securities                                    44,786                 510                  (19)            45,277
                                                             ---------           ---------            ---------          ---------
                                                             $  45,846           $     531            $     (20)         $  46,357
                                                             =========           =========            =========          =========
Held to Maturity:
  CMO's and REMICS                                           $  12,087           $      39            $      (7)         $  12,119
  Mortgage-backed securities                                   164,826               1,412                 (393)           165,845
                                                             ---------           ---------            ---------          ---------
                                                             $ 176,913           $   1,451            $    (400)         $ 177,964
                                                             =========           =========            =========          =========


AT MARCH 31, 1998:
Available for Sale:
  CMO's and REMICS                                           $   1,112           $      --            $      (1)         $   1,111
  Mortgage-backed securities                                    65,729                 732                  (46)            66,415
                                                             ---------           ---------            ---------          ---------
                                                             $  66,841           $     732            $     (47)         $  67,526
                                                             =========           =========            =========          =========
Held to Maturity:
  CMO's and REMICS                                           $  23,515           $     101            $     (71)         $  23,545
  Mortgage-backed securities                                   103,724               1,076                 (212)           104,588
                                                             ---------           ---------            ---------          ---------
                                                             $ 127,239           $   1,177            $    (283)         $ 128,133
                                                             =========           =========            =========          =========


Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 1999, 1998 and 1997 were $5,761,000, $1,280,000 and
$5,617,000, respectively. Gross gains of $109,000 and $38,000 were realized on sales in 1999 and 1998, respectively. No losses were realized in 1998. No gains or losses were realized on sales of mortgage-related securities in 1997.

NOTE 4 - LOANS RECEIVABLE

Loans receivable consisted of the following (in thousands):


                                                                                MARCH 31,
                                                                  ---------------------------------------
                                                                      1999                        1998
                                                                  ---------------------------------------
FIRST MORTGAGE LOANS:
  Single-family residential                                        $  841,048                  $  817,763
  Multi-family residential                                            224,167                     177,350
  Commercial real estate                                              216,365                     183,914
  Construction                                                        154,594                     120,376
  Land                                                                 13,552                      12,503
                                                                   ----------                  ----------
                                                                    1,449,726                   1,311,906
Second mortgage loans                                                 180,122                     183,874
Education loans                                                       125,427                     121,306
Commercial business loans and leases                                   40,401                      30,244
Credit card and other consumer loans                                   30,241                      32,841
                                                                   ----------                  ----------
                                                                    1,825,917                   1,680,171
Less:
  Undisbursed loan proceeds                                            77,161                      62,756
  Allowance for loan losses                                            20,208                      21,833
  Unearned loan fees                                                    3,824                       3,839
  Discount on purchased loans                                             476                         625
  Unearned interest                                                         6                          29
                                                                   ----------                  ----------
                                                                      101,675                      89,082
                                                                   ----------                  ----------
                                                                   $1,724,242                  $1,591,089
                                                                   ==========                  ==========

A summary of the activity in the allowance for loan losses follows (in thousands):


                                                                      YEAR ENDED MARCH 31,
                                                       ----------------------------------------------------
                                                          1999                 1998                 1997
                                                       ----------------------------------------------------

Balance at beginning of year                            $ 21,833              $ 22,750             $ 22,807
Provisions                                                   615                   300                  500
Charge-offs                                               (2,792)               (2,196)                (980)
Recoveries                                                   552                   979                  423
                                                        --------              --------             --------
 Balance at end of year                                 $ 20,208              $ 21,833             $ 22,750
                                                        ========              ========             ========


A substantial portion of the Bank's loans are collateralized by real estate in and around Dane County, Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $1,301,231,000 and $1,108,839,000 at March 31, 1999 and 1998,
respectively.

Mortgage servicing rights of $6,053,000 and $2,787,000 are included in other assets. $4,874,000 and $2,360,000 were capitalized during the years ended March 31, 1999 and 1998, respectively. Amortization of mortgage servicing rights was $2,058,000 and $793,000 for the years ended March 31, 1999 and 1998, respectively. A general valuation allowance was established for the impairment of mortgage servicing rights. The valuation allowance for the impairment of mortgage servicing rights was $1.1 million and $450,000 for the years ended March 31, 1999 and 1998, respectively. This increase of $650,000 was attributed to provisions to the allowance. For discussion of the fair value of mortgage servicing rights and method of valuation, see Note 13 - Fair Value of Financial Instruments.

NOTE 5 - FORECLOSED PROPERTIES AND REPOSSESSED ASSETS

Foreclosed properties, repossessed assets and properties subject to redemption had a cost of $1,894,000 and $5,048,000 at March 31, 1999 and 1998,
respectively. At March 31, 1999 and 1998, an allowance for losses of $291,000 and $325,000, respectively, related to these assets.

The activity in the allowance for losses on foreclosed properties and repossessed assets was as follows (in thousands):



                                                                      YEAR ENDED MARCH 31,
                                                       ---------------------------------------------------
                                                         1999                 1998                 1997
                                                       ---------------------------------------------------

Balance at beginning of year                            $   325              $ 1,078               $   717
Provisions                                                  200                   25                   500
Charge-offs                                                (234)                (778)                 (139)
                                                        -------              -------               -------
  Balance at end of year                                $   291              $   325               $ 1,078
                                                        =======              =======               =======



NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):


                                                                                             MARCH 31,
                                                                                --------------------------------
                                                                                   1999                   1998
                                                                                --------------------------------

Land and land improvements                                                       $ 4,129                 $ 3,942
Office buildings                                                                  19,477                  18,225
Furniture and equipment                                                           17,038                  17,035
Leasehold improvements                                                             1,502                   2,198
                                                                                 -------                 -------
                                                                                  42,146                  41,400
Less allowance for depreciation and amortization                                  23,932                  22,760
                                                                                 -------                 -------
                                                                                 $18,214                 $18,640
                                                                                 =======                 =======

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                      MARCH 31,
                                                        ----------------------------------
                                                            1999                    1998
                                                        ----------------------------------
Negotiable order of withdrawal ("NOW") accounts:        $  180,667               $ 165,485
Money market accounts                                      236,158                 193,244
Passbook accounts                                          104,185                 100,513
Certificates of deposit                                    975,793                 923,905
                                                        ----------              ----------
                                                         1,496,803               1,383,147
Accrued interest on deposits                                 9,187                   9,325
                                                        ----------              ----------
                                                        $1,505,990              $1,392,472
                                                        ==========              ==========


A summary of annual maturities of certificates of deposit follows (in thousands):

           MATURES DURING YEAR ENDED MARCH 31,                          AMOUNT
           -----------------------------------                          ------
                           2000                                         $784,973
                           2001                                          147,592
                           2002                                           18,501
                           2003                                           12,548
                        Thereafter                                        12,179
                                                                        --------
                                                                        $975,793
                                                                        ========


At March 31, 1999 and 1998, certificates of deposit with balances greater than or equal to $100,000 amounted to $165,904,000 and $124,435,000, respectively.


NOTE 8 - BORROWINGS

The Bank enters into sales of securities under agreements to repurchase the securities ("reverse repurchase agreements"). These agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of securities underlying the agreements remaining in the asset accounts. The securities underlying the agreements are held by the counter-party brokers in the Bank's account. At March 31, 1999 and 1998, liabilities recorded under agreements to repurchase were $42,464,000 and $42,935,000, respectively. The reverse repurchase agreements had a weighted-average interest rate of 4.91% and 5.60% at March 31, 1999 and 1998, respectively, and mature within one year of the fiscal year-end. Based upon month-end balances, securities sold under agreements to repurchase averaged $30,930,000 and $22,923,000 during 1999 and 1998, respectively. The maximum outstanding at any month-end was $52,139,000 and $45,214,000 during 1999 and 1998, respectively. The agreements were collateralized by mortgage-backed securities available for sale and held to maturity with market values of $43,638,000 and $44,650,000 at March 31, 1999 and 1998, respectively.

Federal Home Loan Bank ("FHLB") advances and other loans payable consist of the following (dollars in thousands):

                                                  MARCH 31, 1999                         MARCH 31, 1998
                                             ----------------------------------------------------------------
                          MATURES DURING                            WEIGHTED                        WEIGHTED
                       YEAR ENDED MARCH 31,          AMOUNT           RATE          AMOUNT            RATE
                       ---------------------------------------------------------------------------------------
FHLB advances:                 1999                $ -                 -             $ 306,950        5.77%
                               2000                 233,049           5.44%             51,049        5.91
                               2001                  53,500           5.20               8,296        5.88
                               2002                  26,796           5.08                   -           -
                               2003                   7,500           5.64               7,500        5.64
                               2004                  24,000           5.25                   -           -
                               2006                   7,000           4.94                   -           -
                               2008                  25,000           4.84              25,000        4.84
                               2009                  38,750           5.02                   -           -
Other loans payable           various                12,800           6.22              12,830        8.78
                                                   --------                           --------
                                                   $428,395           5.32%           $411,625        5.82%
                                                   ========           ====            ========        ====


The Bank is required to maintain unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these notes are collateralized by FHLB stock of $22,177,000 at March 31, 1999.


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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 1999, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios as set forth in the following table.

There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its regulators at March 31, 1999 and 1998 (dollars in thousands):

                                                                                      MINIMUM REQUIRED
                                                             MINIMUM REQUIRED            TO BE WELL
                                                               FOR CAPITAL            CAPITALIZED UNDER
                                        ACTUAL              ADEQUACY PURPOSES         OTS REQUIREMENTS
                                   ------------------------------------------------------------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                                   ------------------------------------------------------------------------
AS OF MARCH 31, 1999:
Tier 1 capital
  (to adjusted tangible assets)    $121,888      5.77%      $ 63,369      3.00%      $105,615      5.00%
Risk-based capital
  (to risk-based assets)            139,127     10.10        110,176      8.00        137,720     10.00
Tangible capital
  (to tangible assets)              121,888      5.77         31,685      1.50          N/A        N/A

AS OF MARCH 31, 1998:
Tier 1 capital
  (to adjusted tangible assets)     111,845      5.64         59,447      3.00         99,078       5.00
Risk-based capital
  (to risk-based assets)            127,542     10.18        100,260      8.00        125,325      10.00
Tangible capital
  (to tangible assets)              111,845      5.64         29,723      1.50          N/A         N/A


The following table reconciles stockholders' equity to the component of regulatory capital at March 31, 1999 and 1998 (dollars in thousands):


                                                                                  MARCH 31,
                                                                        ----------------------------------
                                                                         1999                     1998
                                                                        ----------------------------------
Stockholders' equity of the Corporation                                 $142,239                  $127,951
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                           (18,157)                  (13,531)
                                                                        --------                  --------
Stockholders' equity of the Bank                                         124,082                   114,420
Less: Intangible assets and other non-includable assets                   (2,194)                   (2,575)
                                                                        --------                  --------
Tier 1 and tangible capital                                              121,888                   111,845
Plus: Allowable general valuation allowances                              17,239                    15,697
                                                                        --------                  --------
Risk based capital                                                      $139,127                  $127,542
                                                                        ========                  ========


The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.


NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches the amounts contributed by each participating employee up to 2% of the employee's compensation and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $354,000, $364,000 and $335,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. In 1992, the ESOP borrowed $3,000,000 from the Corporation to purchase 375,000 common shares. The Bank repaid the borrowing and all shares associated with that borrowing were released in 1997. In 1998, the ESOP borrowed $2,069,000 from the Corporation to purchase 50,000 more common shares. The Bank has repaid $1,380,000 and 33,333 of the shares associated with this borrowing have been released. Any discretionary contributions to the ESOP and the shares calculated to be released from the suspense account have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for the fiscal years 1999, 1998 and 1997 was $789,000, $686,000 and $1,003,000, respectively.

The activity in the ESOP shares is as follows:


                                                                 YEAR ENDED MARCH 31,
                                              ------------------------------------------------
                                                1999                 1998              1997
                                              ------------------------------------------------
Balance at beginning of year                  1,551,182           1,580,712         1,638,564

Additional shares purchased                       7,674             128,034                 -
Shares distributed for terminations                   -             (37,152)          (28,420)
Sale of shares for cash distributions           (68,566)           (120,412)          (29,432)
                                              ---------           ---------         ---------
  Balance at end of year                      1,490,290           1,551,182         1,580,712
Allocated shares included above               1,456,957           1,484,516         1,580,712
                                              ---------           ---------         ---------
  Unreleased shares                              33,333              66,666                 -
                                              =========           =========         =========



During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 250,000 shares of common stock. Of these, 17,800 shares, 9,200 shares and 1,000,000 shares were granted during the years ended March 31, 1999, 1998 and 1997, respectively, to employees in management positions. This was done in order to provide them with a proprietary interest in the Corporation in a manner designed to encourage such employees to remain with the Corporation. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $248,000, $175,000 and $334,000 for the years ended March 31, 1999, 1998 and
1997, respectively. Shares vested during the years ended March 31, 1999, 1998 and 1997 and distributed to the employees totalled 9,600, 62,841 and 60,082 respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Corporation has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The Corporation's pro forma net income and pro forma primary earnings per share for fiscal 1999, 1998, and 1997 were not materially different from the net income and basic earnings per share disclosed in the consolidated statements of income.

A summary of stock options activity follows:


                                                                   YEAR ENDED MARCH 31,
                                             ---------------------------------------------------------------------------
                                                     1999                        1998                      1997
                                             ---------------------------------------------------------------------------
                                                          WEIGHTED                    WEIGHTED                  WEIGHTED
                                                           AVERAGE                    AVERAGE                    AVERAGE
                                             OPTIONS        PRICE        OPTIONS      PRICE         OPTIONS       PRICE
                                             ---------------------------------------------------------------------------
Outstanding at beginning of year             2,553,530    $ 6.29         2,279,936    $ 4.51        2,213,676    $ 3.87
Granted                                        195,200     19.81           531,230     12.21          249,688      8.51
Exercised                                     (554,951)     3.84          (257,636)     2.71         (177,588)     2.14
Forfeited                                      (22,403)    12.78                 -      0.00           (5,840)     5.17
                                              --------                   ---------                  ---------
Outstanding at end of year                   2,171,376      8.06         2,553,530      6.29        2,279,936      4.51
                                             =========                   =========                  =========

Options exercisable at year-end              1,668,843                   1,932,782                    631,924
                                             ==========                 ==========                  =========


The range of exercise prices of options exercisable at March 31, 1999 was $2.00 to $21.81. At March 31, 1999, options for 969,144 shares were available for future grants. The weighted remaining contractual life of outstanding options at March 31, 1999 is 6.35 years.

The Corporation has two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 1999, 1998 and 1997 was $137,000, $39,000 and $358,000, respectively. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 1999, 1998 and 1997 was $(33,000), $312,000 and $330,000, respectively.

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for stock options in compliance with SFAS No. 123. The Corporation has elected to provide the pro forma disclosure of net income and earnings per share for the fiscal year ends shown as if compensation expense had been realized. The following table reflects both income as reported and pro forma income with the implementation of SFAS No. 123.


                                                       YEAR ENDED MARCH 31,
                                                 -----------------------------------
                                                   3/31/99     3/31/98      3/31/97
                                                 -----------------------------------
Net Income
   As reported                                     $23,544     $ 20,501     $ 13,948
   Pro forma                                        23,054       19,989       13,617

Earnings per share-Basic
   As reported                                     $  1.37     $   1.13     $   0.75
   Pro forma                                          1.34         1.10         0.73

Earnings per share-Diluted
   As reported                                     $  1.28     $   1.06     $   0.71
   Pro forma                                          1.25         1.03         0.69


The fair values of stock options granted in fiscal years ended March 31, 1999, 1998, and 1997 were estimated on the date of grant using the Black-Scholes option-pricing mode.

The weighted average fair values and related assumptions are as follows:


                                                     YEAR ENDED MARCH 31,
                                               -----------------------------------
                                                 3/31/99    3/31/98     3/31/97
                                               -----------------------------------
Weighted average fair value                      $ 7.29     $ 6.11      $ 8.43
Expected volatility                               36.7%       17.5%       17.5%
Risk free interest rate                           5.25%       6.00%       6.00%
Expected lives                                    5 years     5 years     5 years
Dividend yield                                    1.00%       1.25%       1.25%



NOTE 11 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 1999, retained earnings included approximately $29,977,000 for which no provision for income tax has been made. Income taxes of approximately $12,031,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision (benefit) for income taxes consists of the following (in thousands):


                                                                YEAR ENDED MARCH 31,
                                                 1999                    1998                   1997
                                              ----------------------------------------------------------
Current:
 Federal                                        $12,497                 $ 9,829               $6,282
 State                                            1,951                   1,429                1,362
                                                 ------                 -------               ------
                                                 14,448                  11,258                7,644

Deferred:
 Federal                                            125                   1,042                  321
 State                                               97                     187                 (433)
                                                -------                 -------               ------
                                                    222                   1,229                 (112)
                                                -------                 -------               ------
                                                $14,670                 $12,487               $7,532
                                                =======                 =======               ======


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                                                YEAR ENDED MARCH 31,
                                                 1999                    1998                   1997
                                              ---------------------------------------------------------
Income before income taxes                      $38,214                 $32,988               $21,480
                                                =======                 =======               =======

Income tax expense at federal statutory
 rate of 35%                                    $13,375                 $11,546               $ 7,518
State income taxes, net of federal income
 tax benefits                                     1,331                   1,050                   604
Reduction in valuation allowance                      -                       -                  (638)
Other                                               (36)                   (109)                   48
                                                -------                 -------               -------
 Income tax provision                           $14,670                 $12,487               $ 7,532
                                                =======                 =======               =======


Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):


                                                                      AT MARCH 31,
                                                 1999                    1998                   1997
                                              ----------------------------------------------------------
Deferred tax assets:
 Allowances for losses                          $ 7,071                $ 7,020                $ 7,587
 Other                                            3,336                  2,530                  2,495
                                                -------                -------                -------
  Total deferred tax assets                      10,407                  9,550                 10,082
 Valuation allowance                                (74)                    -                      -
                                                -------                -------                -------
  Adjusted deferred tax assets                   10,333                  9,550                 10,082

Deferred tax liabilities:
 Other                                           (3,911)                (3,153)                (1,396)
                                                -------                -------                -------
  Total deferred tax liabilities                 (3,911)                (3,153)                (1,396)
                                                -------                -------                -------

  Total deferred tax assets                     $ 6,422                $ 6,397                $ 8,686
                                                =======                =======                =======


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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):


                                                                  MARCH 31,
                                                --------------------------------------------
                                                      1999                       1998
                                                --------------------------------------------
Commitments to extend credit:
   Fixed rate                                       $26,200                    $32,700
  Adjustable rate                                    47,800                     33,100
Unused lines of credit:
  Home equity                                        27,500                     23,100
  Credit cards                                       21,900                     19,900
  Commercial                                         23,300                     15,100
Letters of credit                                    18,700                     17,400
Loans sold with recourse                              1,500                      1,900
Credit enhancement under the Federal
 Home Loan Bank of Chicago Mortgage
 Partnership Finance Program                          4,139                        378


Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago
(FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totalled $15,430,000 and $18,060,000 at March 31, 1999 and 1998, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 1999 and 1998 amounted to $25,862,000 and $41,208,000, respectively.

The Corporation participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Corporation enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Corporation receives an agency fee reported as a component of gain on sale of loans. The Corporation had firm commitments outstanding to deliver loans through the Program of $4.1 million at March 31, 1999. Once delivered to the Program, the Corporation provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

Except for the above-noted commitments to originate and/or sell mortgage loans in the normal course of business, the Corporation and the Bank have not undertaken the use of off-balance-sheet derivative financial instruments for any purpose.


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

The Corporation, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

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

MORTGAGE SERVICING RIGHTS: In accordance with FASB Statement No. 125, the Corporation has calculated the fair market value of mortgage servicing rights for those loans that are originated with servicing rights retained. For valuation purposes, loans are stratified by product type and, within product type, by interest rate. The primary indicator of fair market value for each loan is its comparison to market interest rate for that loan type. The market values are amortized on a monthly basis based upon prepayment histories. Loans may be revalued monthly and book values adjusted to reflect changes in value.

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 1999 and 1998.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):


                                                                        MARCH 31,
                                                 --------------------------------------------------------------
                                                               1999                           1998
                                                 --------------------------------------------------------------
                                                      CARRYING       FAIR          CARRYING          FAIR
                                                       AMOUNT        VALUE          AMOUNT          VALUE
                                                 --------------------------------------------------------------

Cash equivalents                                   $   34,574    $   34,574      $   39,167     $   39,167
 Investment securities                                 39,561        39,562          57,142         57,137
 Mortgage-related securities                          223,270       224,321         194,765        195,659
Loans held for sale                                    15,430        15,430          18,060         18,060
Loans receivable                                    1,724,242     1,723,821       1,591,089      1,598,107
Mortgage servicing rights                               6,053         6,053           2,787          2,787
Federal Home Loan Bank stock                           22,177        22,177          22,002         22,002
Accrued interest receivable                            14,357        14,357          13,875         13,875
Deposits                                            1,496,803     1,483,924       1,383,148      1,366,346
Federal Home Loan Bank and other borrowings           428,395       424,513         411,625        410,875
Reverse repurchase agreements                          42,464        42,430          42,935         42,915
Accrued interest payable                               11,483        11,483          11,410         11,410


NOTE 14 - PARENT ONLY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS (in thousands):


                                                                           MARCH 31,
                                                            -----------------------------------------
                                                                1999                       1998
                                                            -----------------------------------------
ASSETS
Cash and cash equivalents                                      $    789                  $     843
Investment in subsidiaries                                      130,596                    120,312
Securities available for sale                                     3,036                      2,597
Loans receivable, net                                                 -                          -
Other                                                            23,630                      7,761
                                                               --------                   --------
  Total assets                                                 $158,051                   $131,513
                                                               ========                   ========

LIABILITIES
Loans payable                                                  $ 12,800                   $  2,000
Other liabilities                                                 3,012                      1,562
                                                               --------                   --------
  Total liabilities                                              15,812                      3,562
                                                               ========                   ========

STOCKHOLDERS' EQUITY
Total stockholders' equity                                      142,239                    127,951
                                                               --------                   --------
   Total liabilities and stockholders' equity                  $158,051                   $131,513
                                                               ========                   ========


CONDENSED STATEMENTS OF INCOME (in thousands):

                                                                             YEAR ENDED MARCH 31,
                                                            --------------------------------------------------
                                                                1999               1998               1997
                                                            --------------------------------------------------
Interest income                                               $ 1,743            $   901            $   605
Interest expense                                                  885                288                364
                                                              -------            -------            -------
  Net interest income                                             858                613                241
Equity in net income from subsidiaries                         22,937             20,332             13,550
Non-interest income                                               478                 29                722
                                                              -------            -------            -------
                                                               24,273             20,974             14,513
Non-interest expenses                                             322                373                298
                                                              -------            -------            -------
  Income before income taxes                                   23,951             20,601             14,215
Income taxes                                                      407                100                267
                                                              -------            -------            -------
  Net income                                                  $23,544            $20,501            $13,948
                                                              =======            =======            =======

CONDENSED STATEMENTS OF CASH FLOWS (in thousands):


                                                                             YEAR ENDED MARCH 31,
                                                            --------------------------------------------------
                                                                1999               1998               1997
                                                            --------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                   $23,544            $20,501            $13,948
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Equity in net income of subsidiaries                       (22,937)           (20,333)           (13,550)
   Other                                                       (1,779)               618               (638)
                                                              -------            -------            -------
   Net cash provided (used) by operating activities            (1,172)               786               (240)

INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                  -                  -                 99
 Purchase of investment securities available for sale          (1,453)              (306)              (898)
 Proceeds from sales of mortgage-related securities
   available for sale                                             944                245                  -
 Principal collected on mortgage-backed securities                  2                  -                  2
 Net decrease (increase) in loans receivable                  (12,220)              (674)               594
 Dividends from subsidiary                                     12,730             16,573             11,528
 Other                                                            (14)               265                 70
                                                              -------           --------            -------
  Net cash provided (used) by investing activities                (11)            16,103             11,395

FINANCING ACTIVITIES
 Increase (decrease) in other loans payable                    10,800             (6,500)             3,502
 Purchase of treasury stock                                    (9,868)            (9,567)           (14,220)
 Exercise of stock options and purchase of stock by
   retirement plans                                             2,989                733                402
 Cash dividend paid                                            (3,482)            (2,810)            (2,224)
 Repayment of ESOP borrowings                                     690                690                928
                                                              -------           --------            -------
  Net cash used by financing activities                         1,129            (17,454)           (11,612)
                                                              -------           --------            -------
  Decrease in cash and cash equivalents                           (54)              (565)              (457)
 Cash and cash equivalents at beginning of year                   843              1,408              1,865
                                                              -------           --------            -------
  Cash and cash equivalents at end of year                    $   789           $    843            $ 1,408
                                                              =======           ========            =======


NOTE 15 - SEGMENT REPORTING

According to the materiality thresholds of SFAS No. 131, the Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. SFAS No. 131 allows the Corporation to combine operating segments, even though they may be individually material, if the segments have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services. Based on the above criteria, the Corporation has two reportable segments.

COMMUNITY BANKING: This segment is the main basis of operation for the Corporation and includes the branch network and other deposit support services; origination, sales and servicing of one-to-four family loans; origination of multifamily, commercial real estate and business loans; origination of a variety of consumer loans; and sales of alternative financial investments such as tax deferred annuities.

REAL ESTATE INVESTMENTS: The Corporation's non-banking subsidiary, IDI, and it's subsidiary, NIDI, invest in limited partnerships in real estate developments. Such developments include recreational residential developments and industrial developments (such as office parks).

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the years ended March 31, 1999, 1998 and 1997, respectively.

                                                                     YEAR ENDED MARCH 31, 1999
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ------------         ---------         ---------------
Interest income                                            $ 1,974         $  155,966          $  157,940
Interest expense                                                 0             93,548              93,548
                                                           -------         ----------          ----------
  Net interest income                                        1,974             62,418              64,392
Provision for loan losses                                        0                815                 815
                                                           -------         ----------          ----------
  Net interest income after provision for loan
   losses                                                    1,974             61,603              63,577
Other income                                                   631             15,453              16,084
Other expense                                                  456             41,405              41,861
                                                           -------         ----------          ----------
  Net operating income                                       2,149             35,651              37,800
Gain on sale of real estate partnership investments            414                  0                 414
                                                           -------         ----------          ----------
  Income before income taxes                                 2,563             35,651              38,214
Income taxes                                                   412             14,258              14,670
                                                           -------         ----------          ----------
   Net income                                              $ 2,151         $   21,393            $ 23,544
                                                           =======         ==========          ==========

Average assets                                             $26,530         $2,057,189          $2,083,719



                                                                      YEAR ENDED MARCH 31, 1998
                                                       ------------------------------------------------------
                                                                                               CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ------------         ---------         ---------------
Interest income                                           $   334          $  148,971          $  149,305
Interest expense                                                0              89,601              89,601
                                                          -------          ----------           ---------
  Net interest income                                         334              59,370              59,704
Provision for loan losses                                       0                 300                 300
                                                          -------          ----------          ----------
  Net interest income after provision for loan losses         334              59,070              59,404
Other income                                                  (92)             12,649              12,557
Other expense                                                 834              38,294              39,128
                                                          -------          ----------          ----------
  Net operating income                                       (592)             33,425              32,833
Gain on sale of real estate partnership investments           155                   0                 155
                                                          -------          ----------          ----------
  Income before income taxes                                 (437)             33,425              32,988
Income taxes                                                 (260)             12,747              12,487
                                                          -------          ----------          ----------
  Net income                                              $  (177)         $   20,678            $ 20,501
                                                          =======          ==========          ==========

Average assets                                            $13,855          $1,929,469          $1,943,324




                                                                    YEAR ENDED MARCH 31, 1997
                                                        ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                        ---------------    ---------------    ----------------
Interest income                                            $   53          $  140,551           $  140,604
Interest expense                                                0              84,716               84,716
                                                           ------          ----------           ----------
  Net interest income                                          53              55,835               55,888
Provision for loan losses                                       0                 500                  500
                                                           ------          ----------           ----------
  Net interest income after provision for loan losses          53              55,335               55,388
Other income                                                6,052              11,145               17,197
Other expense                                               3,699              47,406               51,105
                                                           ------          ----------           ----------
  Net operating income                                      2,406              19,074               21,480
Gain on sale of real estate partnership investments             0                   0                    0
                                                           ------          ----------           ----------
  Income before income taxes                                2,406              19,074               21,480
Income taxes                                                  977               6,555                7,532
                                                           ------          ----------           ----------
  Net income                                               $1,429          $   12,519           $   13,948
                                                           ======          ==========           ==========

Average assets                                             $6,450          $1,838,315           $1,844,765


NOTE 16 - EARNINGS PER SHARE

The computation of earnings per share for fiscal years 1999 and 1998 is as follows:


                                                                    TWELVE MONTHS ENDED MARCH 31,
                                                         ----------------------------------------------
                                                               1999                       1998
                                                         ----------------------------------------------

Numerator:
       Net income                                           $23,544,290                 $20,501,410
                                                            -----------                 -----------
       Numerator for basic and diluted earnings
         per share--income available to common
         stockholders                                       $23,544,290                 $20,501,410

Denominator:
       Denominator for basic earnings per
         share--weighted-average shares                      17,193,973                  18,093,046
       Effect of dilutive securities:
         Employee stock options                               1,184,636                   1,255,952
       Denominator for diluted earnings per
         share--adjusted weighted-average
                                                            -----------                 -----------
         shares and assumed conversions                      18,378,609                  19,348,998
                                                            -----------                 -----------
Basic earnings per share                                         $ 1.37                      $ 1.13
                                                            -----------                 -----------
Diluted earnings per share                                       $ 1.28                      $ 1.06
                                                            ===========                 ===========



NOTE 17 - BUSINESS COMBINATION

On January 15, 1999 the Corporation announced a definitive agreement to merge with FCB Financial Corp (FCBF). The Corporation filed a Joint Proxy Statement/Prospectus on Form S-(4) with the SEC on April 28, 1999 and Form H-(e) 3 application with the OTS on February 19, 1999. The Corporation is anticipating final approval from all regulatory authorities and stockholders during the quarter ending June 30, 1999.

In the merger, FCBF shareholders will receive 1.83 shares of Anchor BanCorp stock in exchange for each share of FCBF stock in a transaction that would be accounted for as a pooling of interests. If completed, the merger would add 13 full service offices in five Wisconsin counties.

The following presents selected financial information about FCBF.

                                                          YEAR ENDED MARCH 31,
                                                -------------------------------------------
                                                   1999            1998           1997
                                                -------------------------------------------
                                                   (In thousands, except per share data)

Total assets                                      $521,909        $517,772        $271,185
Total loans                                        389,974         387,626         224,766
Total deposits                                     329,426         318,508         153,163
Stockholders' equity                                77,927          74,916          47,432
Revenue                                             38,342          37,939          19,965
Net income                                           6,697           5,844           2,440
Earnings per share data:
 Basic earnings per share                         $   1.80        $   1.59        $   1.03
 Diluted earnings per share                           1.76            1.55            1.01


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.


/s/   Ernst & Young LLP

April 30, 1999
Milwaukee, Wisconsin

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

 /s/   Michael W. Helser

Michael W. Helser
Treasurer and Chief Financial Officer

 /s/   Arlie M. Mucks, Jr.

Arlie M. Mucks, Jr.
Chairman, Audit Committee

April 30, 1999

QUARTERLY FINANCIAL INFORMATION


                                     MAR 31,    DEC 31,    SEP 30,    JUN 30,    MAR 31,    DEC 31,   SEP 30,    JUN 30,
                                      1999       1998       1998       1998       1998      1997       1997       1997
                                    ---------------------------------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
Interest income:
Loans                                 $34,203    $35,127    $34,897    $34,249    $32,765    $32,405    $32,508    $31,330
Securities                              4,507      4,459      4,220      4,307      4,757      5,311      5,032      4,862
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Total interest income                 38,710     39,586     39,117     38,556     37,522     37,716     37,540     36,192
Interest expense:
Deposits                               16,366     17,157     17,234     16,511     16,207     16,240     15,998     15,700
Borrowings and other                    6,403      6,526      6,787      6,398      6,119      6,451      6,560      6,326
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Total interest expense                22,769     23,683     24,021     22,909     22,326     22,691     22,558     22,026
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Net interest income                   15,941     15,903     15,096     15,647     15,196     15,025     14,982     14,166
Provision for loan losses                 215        275        200        125        165        110         25         --
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Net interest income after
  provision for loan losses            15,726     15,628     14,896     15,522     15,031     14,915     14,957     14,166

Service charges on deposits               987      1,038      1,053        989        916      1,004      1,005        955
Net gain on sale of loans               1,370      1,602      1,416      1,641      1,232        903        639        467
Other non-interest income               1,582      1,287      3,145      1,740      1,259      1,720        679      1,435
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Total non-interest income              3,939      3,927      5,614      4,370      3,407      3,627      2,323      2,857

Compensation                            6,283      5,708      5,765      5,496      5,774      4,717      4,826      4,830
Other non-interest expenses             4,380      4,417      4,844      4,514      4,472      4,608      4,378      4,689
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Total non-interest expenses           10,663     10,125     10,609     10,010     10,246      9,325      9,204      9,519
                                      -------    -------    -------    -------    -------    -------    -------    -------
 Income before income taxes             9,002      9,430      9,901      9,882      8,192      9,217      8,076      7,504
Income taxes                            3,468      3,647      3,792      3,763      2,942      3,560      3,101      2,883
                                      -------    -------    -------    -------    -------    -------    -------    -------
    Net income                        $ 5,534    $ 5,783    $ 6,109    $ 6,119    $ 5,250    $ 5,657    $ 4,975    $ 4,621
                                      =======    =======    =======    =======    =======    =======    =======    =======

Earnings Per Share (1), (2):
  Basic                               $  0.32    $  0.34    $  0.36    $  0.36    $  0.29    $  0.31    $  0.28    $  0.26
  Diluted                                0.30       0.32       0.33       0.33       0.27       0.29       0.26       0.24


(1) Per share data for all periods have been adjusted to reflect the 2-for-1 stock split distributed in August, 1998.
(2) The earnings per share amounts for all periods shown have been restated to conform with Statement of Financial Accounting Standards No.128
    (Earnings Per Share).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information relating to executive compensation is incorporated herein by reference to pages 12 to 23 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 8 to 11 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information relating to certain relationships and related transactions is incorporated herein by reference to pages 23 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 1999.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

          The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated April 30, 1999 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

          Consolidated Balance Sheets at March 31, 1999 and 1998.

          Consolidated Statements of Income for each year in the three-year period ended March 31, 1999.

          Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 1999.

          Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 1999.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

          All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS
          The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

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

                  10.2 Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Registrant's Form S-1).

                  10.3 Anchor BanCorp Wisconsin Inc. 1992 Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.3 of Registrant's Form S-1).

                  10.4 Anchor BanCorp Wisconsin Inc. Management Recognition Plans (incorporated herein by reference to Exhibit
                           10.4 of Registrant's Form S-1).

                  10.5 Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1).

                  10.6 Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1995).

                  10.7 Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant's Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1994).

                  10.8 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant's proxy statement filed on June 16, 1995).

                  10.9 1995 Stock Incentive Plan (incorporated by reference to the Registrant's proxy statement filed on June 16,
                           1995).

                  10.10 Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1995).

                  10.11    Employment Agreement among the Corporation, the
                           Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1995).

                  10.12 Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1995).

                  10.13 Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1995).

                  10.14 Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1995).

                  10.15 Anchor BanCorp Wisconsin Inc. Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant's Form S-1).

                  10.16 Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant's Form S-1).

                  10.17 AnchorBank, S.S.B. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.11 of Registrant's Annual Report or Form 10-K for the year ended March 31, 1994).

                  10.18 AnchorBank, S.S.B. Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant's Annual Report or Form 10-K for the year ended March 31,
                           1994).

                  10.19 Stockholder Rights Agreement, dated July 22, 1997 between the corporation and Firstar Trust Company, as Rights Agent (incorporated by reference to the Registrant's current Report on Form 8-K filed on July 28, 1997).

The Corporation's management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.18 above.

    EXHIBIT NO. 11.  COMPUTATION OF EARNINGS PER SHARE

                  Refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8.

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

                                          Date: May 20, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By:    /s/      Douglas J. Timmerman
       -------------------------------------
       Douglas J. Timmerman
       Chairman of the Board, President
       and Chief Executive Officer
       (principal executive officer)
       Date:  May 20, 1999


By:    /s/      Michael W. Helser
       ------------------------------------
       Michael W. Helser
       Treasurer and Chief Financial Officer
       (principal financial and
       accounting officer)
       Date:  May 20, 1999

                                         By:   /s/   Greg M. Larson
                                               ---------------------------------
                                               Greg M. Larson
                                               Director
                                               Date:  May 20, 1999



By:    /s/      Arlie M. Mucks, Jr.      By:   /s/   Pat Richter
       ------------------------------          ---------------------------------
       Arlie M. Mucks, Jr.                     Pat Richter
       Director                                Director
       Date:  May 20, 1999                     Date:  May 20, 1999



By:    /s/      Bruce A. Robertson       By:   /s/   Holly Cremer Berkenstadt
       ------------------------------          ---------------------------------
       Bruce A. Robertson                      Holly Cremer Berkenstadt
       Director                                Director
       Date:  May 20, 1999                     Date:  May 20, 1999