Form 10-Q
period 1999-06-30
ANCHOR BANCORP WISCONSIN INC
filed 1999-08-11
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to


                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Wisconsin                                     39-1726871
         ---------------                               ----------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                 53703
    -----------------------------                       --------------
(Address of principal executive office)                  (Zip Code)


                                 (608) 252-8700
                    ----------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                    ----------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report)

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

                      Class: Common stock -- $.10 Par Value


          Number of shares outstanding as of July 31, 1999: 25,350,130

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of June 30,1999
                              and March 31, 1999                                                              2

                              Consolidated Statements of Income for the Three
                              Months Ended June 30, 1999 and 1998                                             3

                              Consolidated Statements of Cash Flows for the Three Months
                              Ended June 30, 1999 and 1998                                                    4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                           9

                              Financial Condition                                                            13

                              Asset Quality                                                                  15

                              Liquidity & Capital Resources                                                  18

                              Asset/Liability Management                                                     20

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             23


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      23
         Item 2       Changes in Securities                                                                  23
         Item 3       Defaults upon Senior Securities                                                        23
         Item 4       Submission of Matters to Vote of Security Holders                                      23
         Item 5       Other Information                                                                      24
         Item 6       Exhibits and Reports on Form 8-K                                                       24

SIGNATURES                                                                                                   25

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           JUNE 30,                 MARCH 31,
                                                                                             1999                     1999
                                                                                         --------------------------------------
                                                                                                     (In Thousands)
Assets
Cash                                                                                     $   35,026               $   32,807
Interest-bearing deposits                                                                     9,223                   31,169
                                                                                         ----------               ----------
  Cash and cash equivalents                                                                  44,249                   63,976
Investment securities available for sale                                                     52,943                   35,609
Investment securities held to maturity (fair value of $59,800 and
  $51,900, respectively)                                                                     60,470                   51,976
Mortgage-related  securities available for sale                                              64,766                   66,956
Mortgage-related  securities held to maturity (fair value of $189,200
  and $192,700, respectively)                                                               191,639                  191,533
Loans receivable, net:
  Held for sale                                                                              10,691                   18,080
  Held for investment                                                                     2,189,647                2,111,566
Foreclosed properties and repossessed assets, net                                               155                    1,710
Real estate held for development and sale                                                    32,121                   30,075
Office properties and equipment                                                              24,956                   24,879
Federal Home Loan Bank stock--at cost                                                        27,247                   27,745
Accrued interest on investments and loans                                                    17,888                   17,322
Prepaid expenses and other assets                                                            20,245                   22,154
                                                                                         ----------               ----------
    Total assets                                                                         $2,737,017               $2,663,581
                                                                                         ==========               ==========
Liabilities and Stockholders' Equity

Deposits                                                                                 $1,859,057               $1,835,416
Federal Home Loan Bank and other borrowings                                                 553,746                  530,495
Reverse repurchase agreements                                                                64,360                   42,464
Advance payments by borrowers for taxes and insurance                                        15,441                   10,360
Other liabilities                                                                            22,135                   24,696
                                                                                         ----------               ----------
    Total liabilities                                                                     2,514,739                2,443,431
                                                                                         ----------               ----------


Preferred stock, $.10 par value, 5,000,000 shares

   authorized, none outstanding
Common stock, $.10 par value, 100,000,000 and 30,000,000 shares
  authorized, respectively, 23,857,165 shares issued                                          2,386                    2,386
Additional paid-in capital                                                                   54,763                   80,313
Retained  earnings                                                                          166,986                  168,458
Less: Treasury stock (0 shares and 1,166,483 shares,
        respectively), at cost                                                                                       -29,811
      Borrowings of Employee Stock Ownership Plan                                              -689                     -689
      Common stock purchased by benefit plans                                                -1,360                   -1,370
      Accumulated other comprehensive income                                                    192                      863
                                                                                         ----------               ----------
    Total stockholders' equity                                                              222,278                  220,150
                                                                                         ----------               ----------
    Total liabilities and stockholders' equity                                           $2,737,017               $2,663,581
                                                                                         ==========               ==========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                           1999                 1998
                                                                    ---------------------------------------
                                                                     (In Thousands, Except Per Share Data)
Interest income:
Loans                                                                    $42,319              $41,972
Mortgage-related securities                                                4,050                3,917
Investment securities                                                      1,870                1,791
Interest-bearing deposits                                                    214                  524
                                                                         -------              -------
  Total interest income                                                   48,453               48,204

Interest expense:
Deposits                                                                  19,876               20,356
Notes payable and other borrowings                                         7,796                7,689
Other                                                                        114                  191
                                                                         -------              -------
  Total interest expense                                                  27,786               28,236
                                                                         -------              -------
  Net interest income                                                     20,667               19,968
Provision for loan losses                                                    856                  275
                                                                         -------              -------
  Net interest income after provision for loan losses                     19,811               19,693


Non-interest income:
Loan servicing income                                                        556                  757
Service charges on deposits                                                1,306                1,224
Insurance commissions                                                        218                  356
Gain on sale of loans                                                      1,029                2,142
Net income from operations of real estate investment                         124                  542

Other                                                                        427                  430
                                                                         -------              -------
  Total non-interest income                                                3,660                5,451

Non-interest expenses:
Compensation                                                               6,960                6,919
Occupancy                                                                    914                1,014
Federal insurance premiums                                                   267                  258
Furniture and equipment                                                      889                  852
Data processing                                                              960                  780
Marketing                                                                    670                  676
Merger-related                                                             8,500                    0
Goodwill                                                                   1,761                   70
Other                                                                      1,830                1,889
                                                                         -------              -------
  Total non-interest expenses                                             22,751               12,458
                                                                         -------              -------
  Income before income taxes                                                 720               12,686
Income taxes                                                                 563                4,828
                                                                         -------              -------
  Net income                                                             $   157              $ 7,858
                                                                         =======              =======
Earnings per share:
  Basic                                                                     0.01                 0.32
  Diluted                                                                $  0.01              $  0.31


See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED JUNE 30,
                                                            --------------------------
                                                                1999            1998
                                                            --------------------------
                                                                   (In Thousands)
Operating Activities

Net income                                                  $    157        $    7,858

Adjustments to reconcile net income to net

cash provided (used) by operating activities:

Provision for losses on loans                                    856               275

Provision for depreciation and amortization                      729               619

Net gain on sales of loans                                    (1,029)           (2,142)

Increase (decrease) in accrued interest                          566            (2,112)
 receivable

Decrease in accrued interest payable                            (979)             (354)

Decrease in accounts payable                                  (2,913)             (500)
Other                                                          6,558             8,112
                                                            --------        ----------

Net cash provided by operating activities before proceeds

from loan sales                                                3,945            11,756
Net proceeds (use) from origination and sale                  (4,595)           13,349
                                                            --------        ----------
 of loans held for sale

Net cash provided (used) by operating                           (650)           25,105
 activities

Investing Activities

Proceeds from sales of investment securities                   2,143             3,228
 available for sale

Proceeds from maturities of investment                         5,485             8,101
 securities

Purchase of investment securities available                  (19,600)          (18,063)
 for sale

Purchase of investment securities held to                    (11,000)          (12,933)
 maturity

Purchase of mortgage-related securities held                  (8,851)                -
 to maturity

Purchase of mortgage-related securities                       (8,985)                -
 available for sale

Principal collected on mortgage-related                       19,037            24,204
 securities
Increase in loans receivable                                 (70,692)          (50,953)

Purchase of office properties and equipment                     (784)             (461)

Sales of real estate                                           1,866             3,155
Purchase of real estate held for sale                         (3,827)           (3,876)
                                                            --------        ----------

Net cash used by investing activities                        (95,208)          (47,598)


                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ---------------------------
                                                                           (In Thousands)
Financing Activities

Increase in deposit accounts                                         $   23,641          $   41,639

Increase in advance payments by borrowers

for taxes and insurance                                                   5,081               8,660

Proceeds from notes payable to Federal Home Loan Bank                   208,800             296,300

Repayment of notes payable to Federal Home Loan Bank                   (183,400)           (274,800)

Increase (decrease) in securities sold under agreements

to repurchase                                                            21,896             (20,176)

Increase (decrease) in other loans payable                               (2,150)              3,130

Treasury stock purchased                                                      -              (4,127)

Stock options exercised                                                   2,993                 393
Purchase of stock by retirement plans                                       174                 454

Payments of cash dividends to stockholders                                 (904)             (1,553)
                                                                      ---------          ----------
Net cash provided by financing activities                                76,131              49,920
                                                                      ---------          ----------

Net increase (decrease) in cash and cash equivalents                    (19,727)             27,427

Cash and cash equivalents at beginning of year                           63,976              67,526
                                                                     ----------          ----------

Cash and cash equivalents at end of year                             $   44,249          $   94,953
                                                                     ==========          ==========

Supplementary cash flow information:

Cash paid or credited to accounts:

Interest on deposits and borrowings                                  $   19,688          $   28,238

Income taxes                                                              3,288                 858

Non-cash transactions:
Loans transferred to foreclosed properties                                    -                  73
Retirement of treasury stock                                              2,613                   -



See accompanying Notes to Unaudited Consolidated Financial Statements

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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three month period ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1999.

Statement 130 "Reporting Comprehensive Income" requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. During the quarter ended June 30, 1999 and 1998, total comprehensive income (loss) amounted to ($500,000) and $6.4 million, respectively.

NEW ACCOUNTING STANDARDS In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards requiring that derivative instruments (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value would be recognized currently in earnings unless specific hedge accounting criteria are met. The earliest the Corporation would be required to adopt SFAS No. 133 is April 1, 2000. The Corporation does not believe SFAS No. 133 will have a material impact on its financial position or results of operations due to its limited use of derivatives.

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity -- Amendment of FASB No. 64," was issued. This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (i.e trading, available-for-sale or held-to-maturity). This Statement is not required to be adopted until April 1, 2000. The Corporation does not believe SFAS No. 134 will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS Certain 1998 accounts have been reclassified to conform to the 1999 presentations. Also, financial information for 1998 and 1999 has been restated due to the merger with FCB Financial Corp. (FCBF) in June, 1999. In addition, all share and per share amounts for 1998 have been adjusted to reflect the two-for-one stock split distributed in August 1998.

NOTE 3 -- BUSINESS COMBINATION

On June 7, 1999 the Corporation merged with FCB Financial Corp (FCBF). FCBF was merged into the Corporation and its wholly owned subsidiary bank, Fox Cities Bank, became a wholly-owned subsidiary of the Corporation. In the merger, FCBF shareholders received 1.83 shares of the Corporation's common stock for each outstanding share of FCBF common stock. This merger resulted in the issuance of 7,028,444 shares of common stock, at an average cost of $6.84 per share, in exchange for 3,840,680 shares of outstanding FCBF common stock. The merger has been accounted for as a pooling-of-interests and, accordingly, all historical financial information and share data for the Corporation has been restated to include FCBF for all periods presented. Certain reclassifications were made to the FCBF's statements to conform to the Corporation's presentations.


In connection with the merger, the Corporation recorded pre-tax merger-related charges of approximately $8.5 million. These charges are expected to include $5.4 million in change of control severance, retirement plan, and other related employee payments, $2.3 million in investment banking, legal and accounting fees and $0.8 million in direct merger-related data processing and other equipment costs. At June 30, 1999, $6.8 million in merger-related charges had been incurred. The balance of the merger-related charges will be paid in the remaining quarters of fiscal 2000.

NOTE 4 -- STOCKHOLDERS' EQUITY

On June 16, 1999, 3,600 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended June 30, 1999, options for 94,115 shares of common stock were exercised at a weighted price of $5.08 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of treasury shares issued in excess of the option price paid was charged to retained earnings ($740,000). During the quarter ended June 30, 1999, the Corporation did not repurchase any shares of common stock. During the quarter, 13,790 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted cost of these shares was $16.625 per share or $230,000 and the excess of the market price over cost of the treasury shares ($30,000) was credited to paid-in capital. On May 15, 1999, the Corporation paid out a cash dividend of $.05 per share, amounting to $900,000.

NOTE 5 -- EARNINGS PER SHARE

The weighted average number of shares of common stock and common stock equivalents outstanding for June 30, 1999 and 1998 have been adjusted to reflect the two-for-one stock split effected on August 24, 1998. Earnings per share for the three months ended June 30, 1999 and 1998 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

                                                               THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------
                                                           1999                           1998
                                                     ------------------------------------------------
Numerator:
    Net income                                          $     156,815                 $   7,857,880
    Numerator for basic and diluted earnings
     per share--income available to common
     stockholders                                       $     156,815                 $   7,857,880

Denominator:
    Denominator for basic earnings per
     share--weighted-average shares                        24,501,732                    24,200,294
    Effect of dilutive securities:
     Employee stock options                                   984,283                     1,473,629
    Denominator for diluted earnings per
     share--adjusted weighted-average
     shares and assumed conversions                        25,486,015                    25,673,923
                                                        =============                 =============
Basic earnings per share                                $        0.01                  $       0.32
                                                        =============                 ============
Diluted earnings per share                              $        0.01                  $       0.31
                                                        =============                 =============



NOTE 6 -- SUBSEQUENT EVENTS

On July 27, 1999, the Corporation declared a $0.65 per share cash dividend to be paid on August 13, 1999 to stockholders of record on July 30, 1999.

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

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 1999 decreased $7.7 million to $160,000 from $7.9 million, for the same period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to the increase in non-interest expense of $10.3 million, primarily due to the merger-related expenses of $8.5 million in connection with the merger of FCBF, and the decrease in non-interest income of $1.8 million. Interest income for the three months ended June 30, 1999, increased $250,000. These were offset by the $4.3 million decrease in income taxes and the decrease in interest expense of $450,000 for the same three-month period.

 Net Interest Income. Net interest income increased $700,000 for the three months ended June 30, 1999 compared to the same period in 1998. The net interest margin decreased to 3.20% from 3.29% for the same respective three-month periods. The interest rate spread decreased to 2.94% from 2.97% respectively, for the three-month periods.

Interest income on loans increased $350,000 for the three months ended June 30, 1999 as compared to the same period in the prior year. This increase was a result of an increase of $154.6 million in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities increased $130,000 for the same period due primarily to the increase of $10.5 million in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $80,000 for the three-month period ended June 30, 1999 as compared to the same period in the prior year. This was primarily a result of an increase of $13.9 million in the average balance of investment securities for the three months ended June 30, 1999 as compared to the same period in 1998. Interest income on interest-bearing deposits decreased $310,000 for the three months ended June 30, 1999, due to the decrease of $23.5 million in the average balance of interest-bearing deposits.

Interest expense on deposits decreased $480,000 for the three months ended June 30, 1999 as compared to the same period in 1998. The decrease was due primarily to the increase in the average balance of deposits of $127.1 million for the three-month period as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $110,000 during the same period due to an increase of $41.3 million in the average balance of notes payable and other borrowings. Other interest expense decreased $80,000.

Provision for Loan Losses. Provision for loan losses increased $580,000 to $860,000 for the three-month period ended June 30, 1999 from $280,000 in the same period for the prior year. The increase included a $650,000 conforming adjustment to bring FCBF's allowance in conformity with the Corporation's allowance policy. Exclusive of this one-time conforming provision, provision for loan losses would have decreased $70,000 to $210,000. The provision was based on management's ongoing evaluation of asset quality.

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

                                                                    THREE MONTHS ENDED JUNE 30,
                                            --------------------------------------------------------------------------
                                                           1999                                  1998
                                            ----------------------------------    ------------------------------------
                                                                       AVERAGE                                AVERAGE
                                               AVERAGE                  YIELD/       AVERAGE                   YIELD/
                                               BALANCE     INTEREST    COST(1)       BALANCE     INTEREST     COST(1)
                                            --------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,697,115   $  31,934    7.53%     $  1,585,783   $  31,980      8.07%
Consumer loans                                    402,402       8,656    8.60           399,468       9,099      9.11
Commercial business loans                          83,634       1,729    8.27            43,263         893      8.26
                                              -----------   ---------              ------------   ---------
  Total loans receivable                        2,183,151      42,319    7.75         2,028,514      41,972      8.28
Mortgage-related securities                       253,455       4,050    6.39           242,985       3,917      6.45
Investment securities                             106,907       1,431    5.35            93,347       1,354      5.80
Interest-bearing deposits                          13,792         214    6.21            37,303         524      5.62
Federal Home Loan Bank stock                       27,000         439    6.50            26,645         437      6.56
                                              -----------   ---------              ------------   ---------
  Total interest-earning assets                 2,584,305      48,453    7.50         2,428,794      48,204      7.94
Non-interest-earning assets                        95,713                                85,023
                                              -----------                          ------------
  Total assets                                $ 2,680,018                          $  2,513,817
                                              ===========                          ============

INTEREST-BEARING LIABILITIES
Demand deposits                                 $ 526,479       3,461    2.63      $    424,740       2,941      2.77
Regular passbook savings                          146,708         858    2.34           136,710         808      2.36
Certificates of deposit                         1,163,380      15,557    5.35         1,148,065      16,607      5.79
                                              -----------   ---------              ------------   ---------
  Total deposits                                1,836,567      19,876    4.33         1,709,515      20,356      4.76
Notes payable and other borrowings                586,550       7,796    5.32           545,254       7,689      5.64
Other                                              12,298         114    3.71            16,889         191      4.52
                                              -----------   ---------              ------------   ---------
  Total interest-bearing liabilities            2,435,415      27,786    4.56         2,271,658      28,236      4.97
                                                            ---------    ----                     ---------      ----
Non-interest-bearing liabilities                   23,389                                33,338
                                              -----------                          ------------
  Total liabilities                             2,458,804                             2,304,996
Stockholders' equity                              221,214                               208,821
                                              -----------                          ------------
  Total liabilities and stockholders' equity  $ 2,680,018                          $  2,513,817
                                              ===========                          ============

  Net interest income/interest rate spread                  $  20,667    2.94%                    $  19,968      2.97%
                                                            =========    ====                     =========      ====
  Net interest-earning assets                 $   148,890                          $    157,136
                                              ===========                          ============
  Net interest margin                                                    3.20%                                   3.29%
                                                                         ====                                    ====
  Ratio of average interest-earning assets
  to average interest-bearing liabilities            1.06                                  1.07
                                              ===========                          ============


--------------------------------------------
(1) Annualized

Non-Interest Income. Non-interest income decreased $1.8 million to $3.7 million from $5.5 million, for the three months ended June 30, 1999 as compared to the same period in the prior year as a result of several factors. The gain on sale of loans decreased $1.1 million for the three-month period due to decreased volume of loan sales. Net income from operations of real estate investments for the three months ended June 30, 1999 decreased $420,000 because there were no sales of partnership interests at IDI. Loan servicing income decreased $200,000, for the same three-month period, largely due to an increase in the amortization of Originated Mortgage Servicing Rights of $130,000. Insurance commissions decreased $140,000 for the three-month period. These decreases were offset slightly by an increase in service charges on deposits of $80,000 for the same three-month period ended June 30, 1999 due to growth in deposits.

Non-Interest Expense. Non-interest expense increased $10.3 million to $22.8 million from $12.5 million during the three months ended June 30, 1999 as compared to the same period in 1998 as a result of several factors. Merger-related expense was $8.5 million due to the merger this quarter with FCBF. Goodwill expense increased $1.7 million because unamortized goodwill from a previous merger became impaired and was written off. Exclusive of the one-time charges for the merger and goodwill, other non-interest expense increased $100,000. Data processing expense increased $180,000 for the three months ending June 30, 1999. Compensation expense increased $40,000 due primarily to an increase in incentive compensation resulting from increased loan production. Furniture and equipment expenses increased $40,000 for the same time period, largely due to normal increases in depreciation and other costs. These increases were partially offset by a decrease in occupancy expense of $100,000 and a decrease in other non-interest expense of $60,000 for the three months ended June 30, 1999.

Income Taxes. Income tax expense decreased $4.3 million during the three months ended June 30, 1999 as compared to the same period in 1998. The effective tax rate was 78.2% for the current year as compared to 38.1% for the three-month period last year. Certain merger-related costs are not deductible for tax purposes.

FINANCIAL CONDITION


During the three months ended June 30, 1999, the Corporation's assets increased by $73.4 million from $2.66 billion at March 31, 1999, to $2.73 billion. The majority of this increase was attributable to increases in loans and investment securities.

Investment securities (both available for sale and held to maturity) increased $25.8 million during the three months ended June 30, 1999 as a result of purchases of $33.2 million of U.S. Government and agency securities which was partially offset by sales and maturities of $7.4 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $2.1 million during the three months ended June 30, 1999 as a result of principal repayments and market value adjustments of $19.9 million. This decrease was partially offset by purchases of $17.8 million. Mortgage-related securities consisted of $234.4 million of mortgage-backed securities and $22.0 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 1999.

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

Total loans (including loans held for sale) increased $70.7 million during the three months ended June 30, 1999. Activity for the period included (i) originations and purchases of $323.8 million, (ii) sales of $88.7 million, and
(iii) principal repayments and other adjustments of $164.4 million.

Deposits increased $23.6 million during the three months ended June 30, 1999. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $83.5 million at June 30, 1999 and generally mature in one year. FHLB advances increased $25.4 million during the three months ended June 30, 1999. Reverse repurchase agreements and other borrowings increased $21.9 million during the three months ended June 30, 1999. Advance payments by borrowers for taxes and insurance increased $5.1 million.

Stockholders' equity increased $2.1 million during the three months ended June 30, 1999 as a net result of (i) stock options exercised of $3.7 million (with the excess of the cost of treasury shares over the option price ($700,000) charged to retained earnings), (ii) the tax benefit from certain stock options of $370,000, (iii) the purchase of stock by retirement plans of $170,000, and
(iv) benefit plan shares earned and related tax adjustments totaling $10,000. These were offset by (i) cash dividends of $900,000 and (ii) a comprehensive loss of $510,000.



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


The Corporation has identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor (referred to later in this paragraph as the primary third party data processing provider). The vendor providing the software is responsible for maintenance of the systems and modifications to enable uninterrupted usage after December 31, 1999. The Corporation's plan includes obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation was fully compliant by June 30,

1999. The Corporation has completed two tests with its primary third party data processing provider. The tests, completed on August 16, 1998 and September 20, 1998, were both successful in all applications. On December 6, 1998, the loan origination system was tested by a third party and found to be Year 2000 compliant as well. On March 7, 1999 the item processing data system was tested by a third party and was also found to be Year 2000 compliant. The following table indicates the Corporation's completion in the assessment, remediation, testing and implementation of Year 2000 compliance.


---------------------------------------------------------------------------------------------------------------
                          RESOLUTION PHASES OF YEAR 2000 COMPLIANCE AT JUNE 30, 1999
---------------------------------------------------------------------------------------------------------------
    Exposure
      TYPE             ASSESSMENT            REMEDIATION             TESTING              IMPLEMENTATION
---------------------------------------------------------------------------------------------------------------
Information       100% Complete         100% Complete         100% Complete          100% Complete
Technology




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

---------------------------------------------------------------------------------------------------------------


COSTS The Corporation utilizes both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $500,000 and is being funded through operating cash flows. To date, the Corporation has incurred $250,000 ($100,000 expensed and $150,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $100,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $150,000 relates to consulting and remediation of hardware and software. Both of the latter will be expensed as incurred.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) for all periods shown have been restated to include non-performing assets from the merger with FCBF. Of the amount merged with the Corporation's non-performing loans, none of the loans were greater than $1.0 million. Non-performing assets decreased $1.2 million to $5.2 million at June 30, 1999 from $6.4 million at March 31, 1999 and decreased as a percentage of total assets to 0.19% from 0.24% at such dates, respectively.

NON-PERFORMING ASSETS ARE SUMMARIZED AS FOLLOWS AT THE DATES INDICATED


                                                           AT JUNE 30,                            AT MARCH 31,
                                                                             ---------------------------------------------------
                                                              1999                  1999              1998             1997
                                                         --------------      ---------------------------------------------------
                                                                                 (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                               $        2,150       $        2,931    $        3,256    $        3,019
 Multi-family residential                                             -                    -               898             4,489
 Commercial real estate                                             138                  145               288               778
 Construction and land                                                -                    -                 -             2,258
 Consumer                                                           584                  571               765               463
 Commercial business                                                362                  359               769               610
                                                         --------------       --------------    --------------    --------------
  Total non-accrual loans                                         3,234                4,006             5,976            11,617
Real estate held for development and sale                         1,781                1,764             4,431             2,736
Foreclosed properties and repossessed assets, net                   155                  630             3,806               246
                                                         --------------       --------------    --------------    --------------
  Total non-performing assets                            $        5,170       $        6,400    $       14,213    $       14,599
                                                         ==============       ==============    ==============    ==============

Performing troubled debt restructurings                  $          293       $          293    $          329    $          329
                                                         ==============       ==============    ==============    ==============

Total non-accrual loans to total loans                             0.14%                0.18%             0.29%             0.66%
Total non-performing assets to total assets                        0.19                 0.24              0.24              0.24
Allowance for loan losses to total loans                           1.07                 1.08              1.23              1.36
Allowance for loan losses to total
 non-accrual loans                                               760.76               599.78            425.03            207.93
Allowance for loan and foreclosure losses
 to total non-performing assets                                  479.65               379.97            181.00            172.84


Non-accrual loans decreased $770,000 during the three months ended June 30, 1999 largely due to a decrease in single family non-accrual loans. At June 30, 1999, there were no non-accrual loans with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale remained relatively unchanged with a slight increase of $20,000 for the three months ended June 30, 1999. At June 30, 1999, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $2.1 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project that was sold in fiscal 1999. The Corporation is in the process of completing the units for subsequent sale. The sale of a multi-family project in Madison, Wisconsin, that had been a non-accrual loan, resulted in the Corporation providing interim financing to the buyer until permanent financing can be obtained. A deferred gain of $300,000, associated with the project remains in real estate held for development and sale until the sale of the property is deemed final.

Foreclosed properties and repossessed assets decreased $480,000 largely due to the sale of a multi-family unit that had a carrying value of $370,000. There are no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at June 30, 1999.

Performing troubled debt restructurings, the amount of which is considered immaterial, remained relatively unchanged at June 30, 1999 from March 31, 1999.

At June 30, 1999, assets that the Corporation has classified, as substandard net of reserves, consisted of $10.8 million of loans and foreclosed properties. As of March 31, 1999, the substandard assets amounted to $10.5 million. There have been no significant additions or deletions in substandard assets.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                    AT JUNE 30,                          AT MARCH 31,
                                                                     ------------------------------------------------
                                                       1999                1999             1998             1997
                                                  --------------     ------------------------------------------------
                                                                          (In Thousands)
30 to 59 days                                     $        5,817     $        5,535   $        7,525   $        4,133
60 to 89 days                                              3,521                693            1,397            1,091
                                                  --------------     --------------   --------------   --------------
    Total                                         $        9,338     $        6,228   $        8,922   $        5,224
                                                  ==============     ==============   ==============   ==============



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

A summary of the activity in the allowance for losses on loans follows:

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                          1999                1998
                                                                                    ----------------------------------
                                                                                          (Dollars In Thousands)
Allowance at beginning of period                                                    $       24,027      $       25,400
Charge-offs:
  Mortgage                                                                                      (3)                (45)
  Consumer                                                                                    (393)               (271)
  Commercial business                                                                           (1)                (12)
                                                                                    --------------      --------------
     Total charge-offs                                                                        (397)               (328)
Recoveries:
  Mortgage                                                                                      13                  36
  Consumer                                                                                      96                  75
  Commercial business                                                                            8                   8
                                                                                    --------------      --------------
     Total recoveries                                                                          117                 119
                                                                                    --------------      --------------
     Net charge-offs                                                                          (280)               (209)
                                                                                    --------------      --------------
Provision                                                                                      856                 275
                                                                                    --------------      --------------
Allowance at end of period                                                          $       24,603      $       25,466
                                                                                    ==============      ==============
Net recoveries (charge-offs) to
 average loans                                                                               (0.05)%             (0.04)%
                                                                                    ==============      ==============


Although management believes that the June 30, 1999 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 1999, the Corporation had outstanding commitments to originate loans of $91.7 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $115.6 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.5 million. The Corporation had firm commitments outstanding to deliver loans through the FHLB Mortgage Partnership Finance Program of $4.7 million at June 30, 1999. Scheduled maturities of certificates of deposit during the twelve months following June 30, 1999 amounted to $975.5 million and scheduled maturities of FHLB advances during the same period totaled $279.2 million. At June 30, 1999, the Corporation also had $64.4 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following June 30, 1999. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended June 30, 1999, the Bank's average liquidity ratio was 14.02%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 7.63% as of June 30, 1999.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 1999 and June 30, 1998 (dollars in thousands):

                                                                                      Minimum Required
                                                             Minimum Required            to be Well
                                                               For Capital            Capitalized Under
                                        Actual              Adequacy Purposes         OTS Requirements
                               -----------------------------------------------------------------------------
                                   Amount       Ratio       Amount       Ratio        Amount       Ratio
                               -----------------------------------------------------------------------------
As of June 30, 1999:
Tier 1 capital
  (to adjusted tangible assets)     $ 182,958       6.78%     $ 80,943       3.00%     $ 134,905       5.00%
Risk-based capital
  (to risk-based assets)              204,791      11.73       139,727       8.00        174,659      10.00
Tangible capital
  (to tangible assets)                182,958       6.78        40,472       1.50            N/A        N/A

As of June 30, 1998:
Tier 1 capital
  (to adjusted tangible assets)       173,790       6.83        76,315       3.00        127,191       5.00
Risk-based capital
  (to risk-based assets)              193,669      11.94       129,720       8.00        162,150      10.00
Tangible capital
  (to tangible assets)                173,790       6.83        38,157       1.50            N/A        N/A


The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at June 30, 1999. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

The following table reconciles stockholder equity to regulatory capital at June 30, 1999 and 1998 (dollars in thousands):


                                                                                   JUNE 30,
                                                                   -----------------------------------------
                                                                        1999                      1998
                                                                   -----------------------------------------
Stockholders' equity of the Corporation                            $      222,278             $      206,121
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                            (39,088)                   (28,146)
                                                                   --------------             --------------
Stockholders' equity of the Bank                                          183,190                    177,975
Less: Intangible assets and other non-includable assets                      (232)                    (4,185)
                                                                   --------------             --------------
Tier 1 and tangible capital                                               182,958                    173,790
Plus: Allowable general valuation allowances                               21,833                     19,879
                                                                   --------------             --------------
Risk based capital                                                 $      204,791             $      193,669
                                                                   ==============             ==============


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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The have been no material changes in the Corporation's asset/liability structure or management strategies and assumptions since the prior fiscal year ended March 31, 1999. The cumulative net gap position at June 30, 1999 has not changed materially since March 31, 1999.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three months ended June 30, 1999 and 1998, respectively.


                                                                   THREE MONTHS ENDED JUNE 30, 1999
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $           523    $        48,453    $         48,976
Interest expense                                                     0             27,786              27,786
                                                       ---------------    ---------------    ----------------
  Net interest income                                              523             20,667              21,190
Provision for loan losses                                            0                856                 856
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses              523             19,811              20,334
Other income (loss)                                               (463)             3,536               3,073
Other expense                                                      (64)            22,751              22,687
                                                       ---------------    ---------------    ----------------
  Net operating income                                             124                596                 720
Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                       124                596                 720
Income taxes                                                       290                273                 563
                                                       ---------------    ---------------    ----------------
  Net income                                           $          (166)   $           323    $            157
                                                       ===============    ===============    ================

Average assets                                         $        31,098    $     2,828,920    $      2,860,018
                                                                   THREE MONTHS ENDED JUNE 30, 1998
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $           107    $        48,204    $         48,311
Interest expense                                                     0             28,236              28,236
                                                       ---------------    ---------------    ----------------
  Net interest income                                              107             19,968              20,075
Provision for loan losses                                            0                275                 275
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses              107             19,693              19,800
Other income                                                       405              4,909               5,314
Other expense                                                      (30)            12,458              12,428
                                                       ---------------    ---------------    ----------------
  Net operating income                                             542             12,144              12,686
Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                       542             12,144              12,686
Income taxes                                                       186              4,642               4,828
                                                       ---------------    ---------------    ----------------
  Net income                                           $           356    $         7,502    $          7,858
                                                       ===============    ===============    ================

Average assets                                         $        28,345    $     1,986,674    $      2,015,019

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  Not applicable.


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

ITEM 4            SUBMISSION OF MATTER TO VOTE OF SECURITIES HOLDERS.

                  The Special Meeting of Stockholders to approve and adopt the Agreement and Plan of Merger dated January 5, 1999, between the Corporation and FCBF, and to approve the merger of FCBF with and into the company was held on June 7, 1999. The vote included the issuance of up to 7,449,974 shares of the Corporation's common stock as part of the Plan of Merger. There were 18,066,490 shares of common stock that could be voted at the Special Meeting and 14,840,577 shares were present at the meeting by holders thereof in person or by proxy which constituted a quorum.

                                                          FOR              AGAINST          WITHHELD
                                                      -------------      ------------     -------------
Approval and adoption of the Agreement and Plan
of Merger and the merger of FCBF with and into
the Corporation                                          14,371,638           350,599           118,340

                  The Annual Meeting of Stockholders was held on July 27, 1999. There were 25,221,409 shares of common stock that could be voted, and 22,380,093 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.


                                                                        NUMBER OF VOTES
                                                      -------------------------------------------------
                                                          FOR                               WITHHELD
                                                      -------------                       -------------
Nominees for three-year term ending 2002:
 Pat Richter                                             22,137,231                          241,137
 Donald D. Parker                                        22,151,327                          227,041
 Richard A. Bergstrom                                    22,151,312                          227,056
 Donald D. Kropidlowski                                  22,151,532                          226,836

                                                          FOR              AGAINST          WITHHELD
                                                      -------------      ------------     -------------
Appointment of Ernst & Young LLP as independent
 auditor for the year ending March 31, 2000             22,208,668            81,718          87,982

                                                          FOR              AGAINST          WITHHELD
                                                      -------------      ------------     -------------
Amendment to Corporation's Articles of
 Incorporation to increase the number of
 authorized shares of the Corporation's common
 stock from 30,000,000 to 100,000,000                   17,766,374         4,163,288         428,490

                                                          FOR              AGAINST          WITHHELD
                                                      -------------      ------------     -------------
Approval of the Employee Stock Purchase Plan            20,705,037         1,004,842         510,611


ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6            EXHIBITS AND REPORTS.

         (A)      EXHIBIT NO. 27  FINANCIAL DATA SCHEDULES

         (B)      REPORTS ON FORM 8-K.

                  On June 7, 1999, the Corporation filed a Current Report on Form 8-K to report, pursuant to Item 5 thereto, consummating the merger of FCB Financial Corp. with and into Anchor BanCorp.

                  On August 13, 1999, the Corporation filed a Current Report on Form 8-K(a) as an amendment to the June 7, 1999 filing of the 8-K to include Item 7(a) Financial Statements of the Acquiree and Item 7(b) Pro forma financial information of the Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   ANCHOR BANCORP WISCONSIN INC.



Date: July 31, 1999                    By: /s/ Douglas J. Timmerman
     ------------------------------       --------------------------------------
                                           Douglas J. Timmerman, Chairman of the
                                           Board, President and Chief Executive
                                           Officer




Date: July 31, 1999                    By: /s/ Michael W. Helser
     ------------------------------       --------------------------------------
                                           Michael W. Helser, Treasurer and
                                           Chief Financial Officer