Form 10-Q/A
period 1999-06-30
ANCHOR BANCORP WISCONSIN INC
filed 1999-09-29
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q (a)
                               AMENDMENT NO. 1 TO
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                   ---------------   ---------------------

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


                                 (608) 252-8700
                              ---------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                             -----------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                          ANCHOR BANCORP WISCONSIN INC.
                              INDEX - FORM 10-Q(A)


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











                                       l

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         JUNE 30,          MARCH 31,
                                                                           1999              1999
                                                                       -----------------------------
                                                                               (IN THOUSANDS)
ASSETS
Cash                                                                   $     35,071     $     32,807
Interest-bearing deposits                                                     9,223           31,169
                                                                       ------------     ------------
 Cash and cash equivalents                                                   44,294           63,976
Investment securities available for sale                                     52,943           35,609
Investment securities held to maturity (fair value of $59,800 and
 $51,900, respectively)                                                      60,470           51,976
Mortgage-related securities available for sale                               64,766           66,956
Mortgage-related securities held to maturity (fair value of $189,200
 and $192,700, respectively)                                                191,639          191,533
Loans receivable, net
 Held for sale                                                               10,691           18,080
 Held for investment                                                      2,189,647        2,111,566
Foreclosed properties and repossessed assets, net                               155            1,710
Real estate held for development and sale                                    32,121           30,075
Office properties and equipment                                              24,956           24,879
Federal Home Loan Bank stock--at cost                                        27,247           27,745
Accrued interest on investments and loans                                    17,888           17,322
Prepaid expenses and other assets                                            18,485           22,154
                                                                       ------------     ------------
   Total assets                                                        $  2,735,302     $  2,663,581
                                                                       ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                               $  1,859,057     $  1,835,416
Federal Home Loan Bank and other borrowings                                 553,746          530,495
Reverse repurchase agreements                                                64,360           42,464
Advance payments by borrowers for taxes and insurance                        15,441           10,360
Other liabilities                                                            21,980           24,696
                                                                       ------------     ------------
   Total liabilities                                                      2,514,584        2,443,431
                                                                       ------------     ------------
Preferred stock, $.10 par value, 5,000,000 shares

 authorized, none outstanding                                                     -                -
Common stock, $.10 par value, 100,000,000 and 30,000,000 shares
 authorized, respectively, 25,201,667 shares issued                           2,520            2,520
Additional paid-in capital                                                   54,674           80,179
Retained earnings                                                           165,381          168,458
Less: Treasury stock (0 shares and 1,166,483 shares,
        respectively), at cost                                                    -          (29,811)
     Borrowings of Employee Stock Ownership Plan                               (689)            (689)
     Common stock purchased by benefit plans                                 (1,360)          (1,370)
     Accumulated other comprehensive income                                     192              863
                                                                       ------------     ------------
  Total stockholders' equity                                                220,718          220,150
                                                                       ------------     ------------
  Total liabilities and stockholders' equity                           $  2,735,302     $  2,663,581
                                                                       ============     ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       THREE MONTHS ENDED JUNE 30,
                                                  -------------------------------------
                                                           1999            1998
                                                  -------------------------------------
                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                   $  42,319        $  41,972
Mortgage-related securities                                 4,050            3,917
Investment securities                                       1,870            1,791
Interest-bearing deposits                                     214              524
                                                        ---------        ---------
  Total interest income                                    48,453           48,204

INTEREST EXPENSE:
Deposits                                                   19,876           20,356
Notes payable and other borrowings                          7,796            7,689
Other                                                         114              191
                                                        ---------        ---------
  Total interest expense                                   27,786           28,236
                                                        ---------        ---------
  Net interest income                                      20,667           19,968
Provision for loan losses                                     856              275
                                                        ---------        ---------
  Net interest income after provision for loan losses      19,811           19,693


NON-INTEREST INCOME:
Loan servicing income                                         556              757
Service charges on deposits                                 1,306            1,224
Insurance commissions                                         218              356
Gain on sale of loans                                       1,029            2,142
Net income from operations of real estate investment          124              542
Other                                                         427              430
                                                        ---------        ---------
  Total non-interest income                                 3,660            5,451

NON-INTEREST EXPENSES:
Compensation                                                6,960            6,919
Occupancy                                                     914            1,014
Federal insurance premiums                                    267              258
Furniture and equipment                                       889              852
Data processing                                               960              780
Marketing                                                     670              676
Merger-related                                              8,500                -
Goodwill                                                    1,761               70
Other                                                       1,830            1,889
                                                        ---------        ---------
  Total non-interest expenses                              22,751           12,458
                                                        ---------        ---------
  Income before income taxes                                  720           12,686
Income taxes                                                2,323            4,828
                                                        ---------        ---------
  Net income (loss)                                     $  (1,603)       $   7,858
                                                        =========        =========
Earnings per share:
  Basic                                                 $   (0.07)       $    0.32
  Diluted                                                   (0.06)            0.31

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                              -----------------------------
                                                                                1999                 1998
                                                                              -----------------------------
                                                                                     (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                   $ (1,603)             $ 7,858
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for losses on loans                                                     856                  275
 Provision for depreciation and amortization                                       729                  619
 Net gain on sales of loans                                                     (1,029)              (2,142)
 Increase (decrease) in accrued interest receivable                                566               (2,112)
 Decrease in accrued interest payable                                             (979)                (354)
 Decrease in accounts payable                                                   (2,913)                (500)
 Other                                                                           8,118                8,112
                                                                                ------               -----
 Net cash provided by operating activities before proceeds
  from loan sales                                                                3,745               11,756
 Net proceeds (use) from origination and sale of loans held for sale            (4,595)              13,349
                                                                                -------              ------
  Net cash provided (used) by operating activities                                (850)              25,105

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                 2,143                3,228
 Proceeds from maturities of investment securities                               5,485                8,101
 Purchase of investment securities available for sale                          (19,600)             (18,063)
 Purchase of investment securities held to maturity                            (11,000)             (12,933)
 Purchase of mortgage-related securities held to maturity                       (8,851)                   -
 Purchase of mortgage-related securities available for sale                     (8,985)                   -
 Principal collected on mortgage-related securities                             19,037               24,204
 Increase in loans receivable                                                  (70,692)             (50,953)
 Purchase of office properties and equipment                                      (784)                (461)
 Sales of real estate                                                            1,866                3,155
 Purchase of real estate held for sale                                          (3,827)              (3,876)
                                                                                -------              -------
  Net cash used by investing activities                                        (95,208)             (47,598)

                                   (Unaudited)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                              ------------------------------
                                                                                1999                 1998
                                                                              ------------------------------
                                                                                     (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                 $ 23,641             $ 41,639
 Increase in advance payments by borrowers
   for taxes and insurance                                                       5,081                8,660
 Proceeds from notes payable to Federal Home Loan Bank                         208,800              296,300
 Repayment of notes payable to Federal Home Loan Bank                         (183,400)            (274,800)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                 21,896              (20,176)
 Increase (decrease) in other loans payable                                     (2,150)               3,130
 Treasury stock purchased                                                            -               (4,127)
 Stock options exercised                                                         3,137                  393
 Purchase of stock by retirement plans                                             230                  454
 Payments of cash dividends to stockholders                                       (904)              (1,553)
                                                                                ------             --------
   Net cash provided by financing activities                                    76,331               49,920
                                                                                ------             --------
   Net increase (decrease) in cash and cash equivalents                        (19,727)              27,427
 Cash and cash equivalents at beginning of year                                 63,976               67,526
                                                                                ------             --------
   Cash and cash equivalents at end of year                                   $ 44,249             $ 94,953
                                                                              ========             ========

SUPPLEMENTARY CASH FLOW INFORMATION: Cash paid or credited to accounts:
  Interest on deposits and borrowings                                         $ 19,688             $ 28,238
  Income taxes                                                                   3,288                  858

Non-cash transactions:
 Loans transferred to foreclosed properties                                          -                   73
 Retirement of treasury stock                                                    2,613                    -

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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1999.

Statement 13O "Reporting Comprehensive Income" requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. During the quarter ended June 30, 1999 and 1998, total comprehensive income (loss) amounted to ($2.27) million and $6.4 million, respectively.

The Corporation restated its financial statements as of and for the three-month period ended June 30, 1999 from those previously issued. The restatement was made to recognize additional income tax expense related to the $8.5 million merger-related charge recorded in connection with the merger with FCB Financial Corp. Certain merger-related charges are not deductible for tax purposes. As a result of this restatement, income tax expense for the three-month period ended June 30, 1999 increased by $1.76 million from that previously reported, with a corresponding decrease in net income. Basic and diluted earnings per share was reduced by $.08 and $.07, respectively, for the three-month period ended
June 30, 1999 from the amounts previously reported.

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

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity -- Amendment of FASB No. 64," was issued. This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (i.e. trading, available-for-sale or held-to-maturity). This Statement is not required to be adopted until April 1, 2000. The Corporation does not believe SFAS No. 134 will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS Certain 1998 accounts have been reclassified to conform to the 1999 presentations. Also, financial information for 1998 and 1999 has been restated due to the merger with FCB Financial Corp. (FCBF) in June, 1999. In addition, all share and per share amounts for 1998 have been adjusted to reflect the two-for-one stock split distributed in August 1998.

NOTE 3 - BUSINESS COMBINATION

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

NOTE 4 - STOCKHOLDERS' EQUITY

On June 16, 1999, 3,600 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended June 30, 1999, options for 94,115 shares of common stock were exercised at a weighted price of $5.08 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of treasury shares issued in excess of the option price paid was charged to retained earnings ($600,000). During the quarter ended June 30, 1999, the Corporation did not repurchase any shares of common stock. During the quarter, 13,790 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted cost of these shares was $16.625 per share or $230,000 and the excess of the market price over cost of the treasury shares ($30,000) was credited to paid-in capital. On May 15, 1999, the Corporation paid out a cash dividend of $.05 per share, amounting to $900,000.

NOTE 5 - EARNINGS PER SHARE

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



                                                                      THREE MONTHS ENDED JUNE 30,
                                                                --------------------------------------
                                                                      1999                 1998
                                                                --------------------------------------

Numerator:

Net income                                                        $  (1,603,185)      $   7,857,880

Numerator for basic and diluted earnings

     per share--income available to common

     stockholders                                                 $  (1,603,185)      $   7,857,880



Denominator:

Denominator for basic earnings per

     share--weighted-average shares                                  24,501,732          24,200,294

Effect of dilutive securities:

     Employee stock options                                             984,283           1,473,629

Denominator for diluted earnings per

     share--adjusted weighted-average

     shares and assumed conversions                                  25,486,015          25,673,923
                                                                  =============       =============
Basic earnings per share                                          $       (0.07)      $        0.32
                                                                  =============       =============
Diluted earnings per share                                        $       (0.06)      $        0.31
                                                                  =============       =============


NOTE 6 - SUBSEQUENT EVENTS

On July 27, 1999, the Corporation declared a $0.065 per share cash dividend to be paid on August 13, 1999 to stockholders of record on July 30, 1999.

                         ANCHOR BANCORP WISCONSIN INC.
    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Corporation's expectations of future financial results. The Corporation's ability to predict results or the effect of future plans or strategies is inherently uncertain and the Corporation can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve,
iii) general economic conditions, iv) real estate markets, v) legislative/ regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Corporation's loan and investment portfolios, viii) demand for loan products,
ix) the level of loan and MBS repayments, x) deposit flows, xi) competition,
xii) demand for financial services in the Corporation's markets, and xiii) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 1999 decreased $9.5 million to a net loss of $1.6 million from net income of $7.9 million, for the same period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to the increase in non-interest expense of $10.3 million, primarily due to the merger-related expenses of $8.5 million in connection with the merger of FCBF, and the decrease in non-interest income of $1.8 million. Interest income for the three months ended June 30, 1999, increased $250,000. These were offset by the $2.5 million decrease in income taxes and the decrease in interest expense of $450,000 for the same three-month period.

Net Interest Income. Net interest income increased $700,000 for the three months ended June 30, 1999 compared to the same period in 1998. The net interest margin decreased to 3.20% from 3.29% for the same respective three-month periods. The interest rate spread deceased to 2.94% from 2.97% respectively, for the three-month periods.

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


                                                                     THREE MONTHS ENDED JUNE 30,
                                              --------------------------------------------------------------------------
                                                             1999                                    1998
                                              -----------------------------------    -----------------------------------
                                                                          AVERAGE                                AVERAGE
                                                AVERAGE                    YIELD/      AVERAGE                    YIELD/
                                                BALANCE      INTEREST     COST(1)      BALANCE       INTEREST    COST(1)
                                              -----------------------------------    -----------------------------------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Mortgage loans                                $1,697,115     $ 31,934       7.53%     $1,585,783     $ 31,980      8.07%
Consumer loans                                   402,402        8,656       8.60         399,468        9,099      9.11
Commercial business loans                         83,634        1,729       8.27          43,263          893      8.26
                                              ----------     --------                 ----------     --------
 Total loans receivable                        2,183,151       42,319       7.75       2,028,514       41,972      8.28
Mortgage-related securities                      253,455        4,050       6.39         242,985        3,917      6.45
Investment securities                            106,907        1,431       5.35          93,347        1,354      5.80
Interest-bearing deposits                         13,792          214       6.21          37,303          524      5.62
Federal Home Loan Bank stock                      27,000          439       6.50          26,645          437      6.56
                                              ----------     --------                 ----------     --------
 Total interest-earning assets                 2,584,305       48,453       7.50       2,428,794       48,204      7.94
Non-interest-earning assets                       95,713                                  85,023
                                              ----------                              ----------
 Total assets                                 $2,680,018                              $2,513,817
                                              ==========                              ==========

INTEREST-BEARING LIABILITIES
Demand deposits                               $  526,479        3,461       2.63      $  424,740        2,941      2.77
Regular passbook savings                         146,708          858       2.34         136,710          808      2.36
Certificates of deposit                        1,163,380       15,557       5.35       1,148,065       16,607      5.79
                                              ----------     --------                 ----------     --------
  Total deposits                               1,836,567       19,876       4.33       1,709,515       20,356      4.76
Notes payable and other borrowings               586,550        7,796       5.32         545,254        7,689      5.64
Other                                             12,298          114       3.71          16,889          191      4.52
                                              ==========     --------                 ----------     --------
  Total interest-bearing liabilities           2,435,415       27,786       4.56       2,271,658       28,236      4.97
                                                             --------       ----                     --------      ----
Non-interest-bearing liabilities                  23,389                                  33,338
                                              ==========                              ----------
Total liabilities                              2,458,804                               2,304,996
Stockholders' equity                             221,214                                 208,821
                                              ----------                              ----------
  Total liabilities and stockholders' equity  $2,680,018                              $2,513,817
                                              ==========                              ==========

  Net interest income/interest rate spread                   $ 20,667       2.94%                    $ 19,968      2.97%
                                                             ========       ====                     ========      ====
  Net interest-earning assets                 $  148,890                              $  157,136
                                              ==========                              ==========
  Net interest margin                                                       3.20%                                  3.29%
                                                                            ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities          1.06                                    1.07
                                                   ====                                    ====


- -------------------------------
(1) Annualized

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

Income Taxes. Income tax expense decreased $2.5 million during the three months ended June 30, 1999 as compared to the same period in 1998. The effective tax rate was 322.6% for the current year as compared to 38.1% for the three-month period last year. The unusual effective tax rate is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes.

FINANCIAL CONDITION

During the three months ended June 30, 1999, the Corporation's assets increased by $71.7 million from $2.66 billion at March 31, 1999, to $2.73 billion. The majority of this increase was attributable to increases in loans and investment securities.

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

Stockholders' equity increased $570,000 during the three months ended June 30, 1999 as a net result of (i) stock options exercised of $3.73 million (with the excess of the cost of treasury shares over the option price ($600,000) charged to retained earnings), (ii) the tax benefit from certain stock options of $370,000, (iii) the purchase of stock by retirement plans of $230,000, and (iv) benefit plan shares earned and related tax adjustments totaling $10,000. These were offset by (i) cash dividends of $900,000 and (ii) a comprehensive loss of $2.27 million.

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


- --------------------------------------------------------------------------------
           Resolution Phases of Year 2000 Compliance at June 30, 1999
- --------------------------------------------------------------------------------

    Exposure
      Type             Assessment            Remediation             Testing              Implementation
- --------------------------------------------------------------------------------------------------------------
Information       100% Complete         100% Complete         100% Complete          100% Complete
Technology

- ---------------------------------------------------------------------------------------------------------------

Operating         100% Complete         100% Complete         100% Complete          100% Complete
Equipment with
Embedded
Chips or
Software

- ---------------------------------------------------------------------------------------------------------------

3rd Party         100% Complete         100% Complete for     100% Complete for      100% Complete for
                  for system            system interface      system interface       system interface
                  interface; 100%
                  Complete for all      Developed                                    Implemented
                  other material        contingency                                  contingency
                  exposures             plans as appropriate.                        plans or other
                                                                                     alternatives,
                                                                                     as necessary.
- ---------------------------------------------------------------------------------------------------------------


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

Non-performing assets are summarized as follows at the dates indicated:

                                                    At June 30,                         At March 31,
                                                                     --------------------------------------------------
                                                     1999                1999            1998             1997
                                               -----------------     --------------------------------------------------
                                                                            (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                              $ 2,150        $ 2,931         $  3,256        $  3,019
 Multi-family residential                                     -              -              898           4,489
 Commercial real estate                                     138            145              288             778
 Construction and land                                        -              -                -           2,258
 Consumer                                                   584            571              765             463
 Commercial business                                        362            359              769             610
                                                            ---            ---            -----             ---
  Total non-accrual loans                                 3,234          4,006            5,976          11,617
Real estate held for development and sale                 1,781          1,764            4,431           2,736
Foreclosed properties and repossessed assets, net           155            630            3,806             246
                                                            ---            ---            -----             ---
  Total non-performing assets                           $ 5,170        $ 6,400         $ 14,213        $ 14,599
                                                        =======        =======         ========        ========

Performing troubled debt restructurings                 $   293          $ 293            $ 329           $ 329
                                                        =======        =======         ========        ========

Total non-accrual loans to total loans                     0.14%          0.18%            0.29%           0.66%
Total non-performing assets to total assets                0.19           0.24             0.24            0.24
Allowance for loan losses to total loans                   1.07           1.08             1.23            1.36
Allowance for loan losses to total
 non-accrual loans                                       760.76         599.78           425.03          207.93
Allowance for loan and foreclosure losses
 to total non-performing assets                          479.65         379.97           181.00          172.84



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

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                         At June 30,                       At March 31,
                                            ------------------------------------------
                            1999               1999              1998            1997
                      -----------------     ------------------------------------------
                                                   (In Thousands)
30 to 59 days           $ 5,817               $ 5,535          $ 7,525         $ 4,133
60 to 89 days             3,521                   693            1,397           1,091
                          -----                   ---            -----           -----
    Total               $ 9,338               $ 6,228          $ 8,922         $ 5,224
                        =======               =======          =======         =======

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

A summary of the activity in the allowance for losses on loans follows:

                                                          Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                         1999                1998
                                                       --------------------------
                                                         (Dollars In Thousands)
Allowance at beginning of period                       $ 24,027           $  25,400
Charge-offs:
  Mortgage                                                   (3)                (45)
  Consumer                                                 (393)               (271)
  Commercial business                                        (1)                (12)
                                                           ----                ----
     Total charge-offs                                     (397)               (328)
Recoveries:
  Mortgage                                                   13                  36
  Consumer                                                   96                  75
  Commercial business                                         8                   8
                                                           ----                ----
     Total recoveries                                       117                 119
                                                           ----                ----
     Net charge-offs                                       (280)               (209)
                                                           ----                ----
Provision                                                   856                 275
                                                           ----                ----
Allowance at end of period                             $ 24,603           $  25,466
                                                       ========           =========

Net recoveries (charge-offs) to
 average loans                                            (0.05)%             (0.04)%
                                                       ========           =========

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

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 7.57% as of June 30, 1999.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 1999 and June 30, 1998 (dollars in thousands):

                                                                                       Minimum Required
                                                               Minimum Required           to be Well
                                                                  For Capital          Capitalized Under
                                            Actual             Adequacy Purposes       OTS Requirements
                                   -----------------------------------------------------------------------
                                      Amount       Ratio       Amount       Ratio      Amount       Ratio
                                   -----------------------------------------------------------------------
As of June 30, 1999:
Tier 1 capital
  (to adjusted tangible assets)     $ 181,326       6.72%     $ 80,943      3.00%    $ 134,905       5.00%
Risk-based capital
  (to risk-based assets)              203,159      11.63       139,727      8.00       174,659      10.00
Tangible capital
  (to tangible assets)                181,326       6.72        40,472      1.50        N/A          N/A

As of June 30, 1998:
Tier 1 capital
  (to adjusted tangible assets)       173,790       6.83        76,315      3.00       127,191       5.00
Risk-based capital
  (to risk-based assets)              193,669      11.94       129,720      8.00       162,150      10.00
Tangible capital
  (to tangible assets)                173,790       6.83        38,157      1.50        N/A          N/A


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

The following table reconciles stockholder equity to regulatory capital at June 30, 1999 and 1998 (dollars in thousands):

                                                                         June 30,
                                                             -------------------------------
                                                                 1999               1998
                                                             -------------------------------

Stockholders' equity of the Corporation                       $ 220,718            $ 206,121
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                  (39,160)             (28,146)
                                                              ---------            ---------
Stockholders' equity of the Bank                                181,558              177,975
Less: Intangible assets and other non-includable assets            (232)              (4,185)
                                                              ---------            ---------
Tier 1 and tangible capital                                     181,326              173,790
Plus: Allowable general valuation allowances                     21,833               19,879
                                                              ---------            ---------
Risk based capital                                            $ 203,159            $ 193,669
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

                                                                    Three Months Ended June 30, 1999
                                                           -------------------------------------------------
                                                                                                Consolidated
                                                           Real Estate       Community           Financial
                                                           Investments        Banking            Statements
                                                           -----------      ------------        ------------
Interest income                                              $    523        $    48,453         $    48,976
Interest expense                                                    0             27,786              27,786
                                                             --------        -----------         -----------
  Net interest income                                             523             20,667              21,190
Provision for loan losses                                           0                856                 856
                                                             --------        -----------         -----------
  Net interest income after provision for loan losses             523             19,811              20,334
Other income (loss)                                              (463)             3,536               3,073
Other expense                                                     (64)            22,751              22,687
                                                             --------        -----------         -----------
  Net operating income                                            124                596                 720
Gain on sale of real estate partnership investments                 0                  0                   0
                                                             --------        -----------         -----------
  Income before income taxes                                      124                596                 720
Income taxes                                                      290              2,033               2,323
                                                             --------        -----------         -----------
  Net income                                                 $   (166)       $    (1,437)        $    (1,603)
                                                             ========        ===========         ===========

Average assets                                               $ 31,098        $ 2,828,920         $ 2,860,018




                                                                   Three Months Ended June 30, 1998
                                                           -------------------------------------------------
                                                                                                Consolidated
                                                           Real Estate       Community           Financial
                                                           Investments        Banking            Statements
                                                           -----------       ------------       ------------
Interest income                                              $    107        $    48,204         $    48,311
Interest expense                                                    0             28,236              28,236
                                                             --------        -----------         -----------
  Net interest income                                             107             19,968              20,075
Provision for loan losses                                           0                275                 275
                                                             --------        -----------         -----------
  Net interest income after provision for loan losses             107             19,693              19,800
Other income                                                      405              4,909               5,314
Other expense                                                     (30)            12,458              12,428
                                                             --------        -----------         -----------
  Net operating income                                            542             12,144              12,686
Gain on sale of real estate partnership investments                 0                  0                   0
                                                             --------        -----------         -----------
  Income before income taxes                                      542             12,144              12,686
Income taxes                                                      186              4,642               4,828
                                                             --------        -----------         -----------

  Net income                                                 $    356        $     7,502         $     7,858
                                                             ========        ===========         ===========

Average assets                                               $ 28,345        $ 1,986,674         $ 2,015,019

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

                                                          Number of Votes
                                                -----------------------------------
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


ITEM 5    OTHER INFORMATION.

          None.

ITEM 6    EXHIBITS AND REPORTS.

     (a) EXHIBIT NO. 27 RESTRICTED FINANCIAL DATA SCHEDULES (three month period ended June 30,1999).

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



                                                   ANCHOR BANCORP WISCONSIN INC.



Date:     July 31, 1999             By: /s/ Douglas J. Timmerman
     -------------------------          -----------------------------------
                                        Douglas J. Timmerman, Chairman of the
                                        Board, President and Chief
                                        Executive Officer




Date:     July 31, 1999             By: /s/ Michael W. Helser
     -------------------------          ----------------------------------------
                                        Michael W. Helser, Treasurer and
                                        Chief Financial Officer