Form 10-Q
period 1999-09-30
ANCHOR BANCORP WISCONSIN INC
filed 1999-11-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ------------  ------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Wisconsin                                39-1726871
        ----------------                          ----------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


         25 West Main Street
         Madison, Wisconsin                           53703
   -----------------------------                ---------------
(Address of principal executive office)            (Zip Code)


                                 (608) 252-8700
                        ------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                        ------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

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


                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of October 31, 1999: 25,266,695

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                           PAGE #
                                                                                        ------

         Item 1    Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of September 30, 1999
                        and March 31, 1999                                                  2

                        Consolidated Statements of Income for the Three and Six
                        Months Ended September 30, 1999 and 1998                            3

                        Consolidated Statements of Cash Flows for the Six Months
                        Ended September 30, 1999 and 1998                                   4

                        Notes to Unaudited Consolidated Financial Statements                6

         Item 2 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

                        Results of Operations                                               9

                        Financial Condition                                                14

                        Asset Quality                                                      16

                        Liquidity & Capital Resources                                      19

                        Asset/Liability Management                                         21

         Item 3    Quantitative and Qualitative Disclosures About Market Risk              25


PART II - OTHER INFORMATION

         Item 1    Legal Proceedings                                                       25
         Item 2    Changes in Securities                                                   25
         Item 3    Defaults upon Senior Securities                                         25
         Item 4    Submission of Matters to Vote of Security Holders                       25
         Item 5    Other Information                                                       25
         Item 6    Exhibits and Reports on Form 8-K                                        25

SIGNATURES                                                                                 26

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 SEPTEMBER 30,      MARCH 31,
                                                                                    1999              1999
                                                                              --------------------------------
                                                                                        (In Thousands)
ASSETS
Cash                                                                           $    33,133       $    32,807
Interest-bearing deposits                                                            9,441            31,169
                                                                               -----------       -----------
  Cash and cash equivalents                                                         42,574            63,976
Investment securities available for sale                                            75,635            35,609
Investment securities held to maturity (fair value of $56,200 and
  $51,900, respectively)                                                            57,180            51,976
Mortgage-related securities available for sale                                      63,276            66,956
Mortgage-related securities held to maturity (fair value of $178,600
  and $192,700, respectively)                                                      182,063           191,533
Loans receivable, net:
  Held for sale                                                                      4,171            18,080
  Held for investment                                                            2,268,394         2,111,566
Foreclosed properties and repossessed assets, net                                      280             1,710
Real estate held for development and sale                                           32,165            30,075
Office properties and equipment                                                     24,956            24,879
Federal Home Loan Bank stock--at cost                                               31,145            27,745
Accrued interest on investments and loans                                           18,391            17,322
Prepaid expenses and other assets                                                   20,506            22,154
                                                                               -----------       -----------
     Total assets                                                              $ 2,820,736       $ 2,663,581
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $ 1,863,173       $ 1,835,416
Federal Home Loan Bank and other borrowings                                        630,395           530,495
Reverse repurchase agreements                                                       56,766            42,464
Advance payments by borrowers for taxes and insurance                               22,916            10,360
Other liabilities                                                                   20,770            24,696
                                                                               -----------       -----------
     Total liabilities                                                           2,594,020         2,443,431
                                                                               -----------       -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                            -                 -
Common stock, $.10 par value, 100,000,000 shares
 authorized, 25,363,339 and 24,998,648 shares issued, respectively                   2,536             2,500
Additional paid-in capital                                                          56,304            80,199
Retained earnings                                                                  170,530           168,458
Less:   Treasury stock (48,057 shares and 1,166,483 shares,
               respectively), at cost                                                 (793)          (29,811)
           Borrowings of Employee Stock Ownership Plan                                (689)             (689)
           Common stock purchased by benefit plans                                  (1,013)           (1,370)
           Accumulated other comprehensive income (loss)                              (159)              863
                                                                               -----------       -----------
     Total stockholders' equity                                                    226,716           220,150
                                                                               -----------       -----------
     Total liabilities and stockholders' equity                                $ 2,820,736       $ 2,663,581
                                                                               ===========       ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                               ---------------------------------    --------------------------------
                                                                     1999            1998                1999            1998
                                                               ---------------------------------    --------------------------------
                                                                              (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                             $ 43,793        $ 42,333            $ 86,112        $ 84,265
Mortgage-related securities                                          3,968           3,536               8,018           7,453
Investment securities                                                2,148           2,165               4,018           3,995
Interest-bearing deposits                                              115             774                 329           1,298
                                                                  --------        --------            --------        --------
  Total interest income                                             50,024          48,808              98,477          97,011

INTEREST EXPENSE:
Deposits                                                            20,153          21,099              40,029          41,455
Notes payable and other borrowings                                   8,676           8,195              16,472          16,145
Other                                                                  194             164                 308             259
                                                                  --------        --------            --------        --------
  Total interest expense                                            29,023          29,458              56,809          57,859
                                                                  --------        --------            --------        --------
  Net interest income                                               21,001          19,350              41,668          39,152
Provision for loan losses                                              150             284               1,006             559
                                                                  --------        --------            --------        --------
  Net interest income after provision for loan losses               20,851          19,066              40,662          38,593

NON-INTEREST INCOME:
Loan servicing income                                                  513             607               1,069           1,213
Service charges on deposits                                          1,243           1,288               2,549           2,512
Insurance commissions                                                  282             315                 500             671
Net gain on sale of loans                                              366           1,684               1,395           3,990
Net gain (loss) on sale of investments and securities                    3             (18)                  5             (18)
Net income from operations of real estate investment                   328           1,654                 452           2,365
Other                                                                  259             942                 684           1,355
                                                                  --------        --------            --------        --------
  Total non-interest income                                          2,994           6,472               6,654          12,088

NON-INTEREST EXPENSES:
Compensation                                                         6,722           7,130              13,682          14,049
Occupancy                                                            1,107           1,106               2,021           2,121
Federal insurance premiums                                             265             261                 532             519
Furniture and equipment                                                911             832               1,800           1,684
Data processing                                                        859             903               1,819           1,684
Marketing                                                              615             658               1,285           1,334
Merger-related                                                           -               -               8,500               -
Goodwill                                                                 -              70               1,761             140
Other                                                                1,568           2,023               3,398           3,910
                                                                  --------        --------            --------        --------
  Total non-interest expenses                                       12,047          12,983              34,798          25,441
                                                                  --------        --------            --------        --------
  Income before income taxes                                        11,798          12,555              12,518          25,240
Income taxes                                                         4,676           4,781               6,999           9,609
                                                                  --------        --------            --------        --------
  Net income                                                      $  7,122        $  7,774            $  5,519        $ 15,631
                                                                  ========        ========            ========        ========

Earnings per share:
  Basic                                                           $   0.29        $   0.32            $   0.22        $   0.65
  Diluted                                                             0.28            0.31                0.22            0.61

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                         1999                 1998
                                                                                  -------------------------------------
                                                                                              (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                             $  5,519             $ 15,631
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for losses on loans                                                             1,006                  559
 Provision for depreciation and amortization                                               1,410                1,218
 Net gain on sales of loans                                                               (1,395)              (3,990)
 Net gain on sales of investments and mortgage-related securities                             (5)                 (36)
 Increase in accrued interest receivable                                                  (1,069)                (694)
 Increase in accrued interest payable                                                      1,413                1,133
 Decrease in accounts payable                                                             (2,846)              (2,892)
 Other                                                                                    (3,916)              (6,551)
                                                                                        --------             --------
 Net cash provided by operating activities before proceeds
  from loan sales                                                                            117                4,378
 Net proceeds from origination and sale of loans held for sale                             1,925               15,963
                                                                                        --------             --------
  Net cash provided by operating activities                                                2,042               20,341

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                          10,228               16,457
 Proceeds from maturities of investment securities                                         8,531               18,763
 Purchase of investment securities available for sale                                    (53,356)             (41,474)
 Purchase of investment securities held to maturity                                      (11,000)             (26,037)
 Proceeds from sales of mortgage-related securities available for sale                        (2)               1,322
 Purchase of mortgage-related securities held to maturity                                 (8,851)             (10,935)
 Purchase of mortgage-related securities available for sale                              (14,133)              (4,174)
 Principal collected on mortgage-related securities                                       35,006               52,090
 Increase in loans receivable                                                           (142,919)            (121,566)
 Purchase of office properties and equipment                                              (1,491)                (992)
 Sales of real estate                                                                      2,112                4,298
 Purchase of real estate held for sale                                                    (4,202)              (2,272)
                                                                                        --------             --------
  Net cash used by investing activities                                                 (180,077)            (114,520)


                                   (Unaudited)

                                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                                                   -------------------------------------
                                                                                          1999                 1998
                                                                                   -------------------------------------
                                                                                                (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                         $   27,757           $   89,737
 Increase in advance payments by borrowers
   for taxes and insurance                                                                12,556               17,414
 Proceeds from notes payable to Federal Home Loan Bank                                   659,650              451,750
 Repayment of notes payable to Federal Home Loan Bank                                   (554,450)            (421,050)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                           14,302              (25,632)
 Increase (decrease) in other loans payable                                               (5,300)              19,068
 Treasury stock purchased                                                                 (1,397)             (10,894)
 Reissuance of treasury stock for options                                                  4,035                1,736
 Purchase of stock by retirement plans                                                       384                    -
 Payments of cash dividends to stockholders                                                 (904)              (3,267)
                                                                                      ----------           ----------
   Net cash provided by financing activities                                             156,633              118,862
                                                                                      ----------           ----------
   Net increase (decrease) in cash and cash equivalents                                  (21,402)              24,683
 Cash and cash equivalents at beginning of year                                           63,976               67,526
                                                                                      ==========           ==========
   Cash and cash equivalents at end of year                                           $   42,574           $   92,209
                                                                                      ==========           ==========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                                   $ 43,081             $ 64,666
  Income taxes                                                                             4,603               11,761

Non-cash transactions:
 Loans transferred to foreclosed properties                                                    -                  170
 Retirement of treasury stock                                                             28,563                    -

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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six-month period ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1999.

Statement 130 "Reporting Comprehensive Income" requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. For the quarter ended September 30, 1999 and 1998, total comprehensive income amounted to $6.8 million and $8.1 million, respectively. For the six months ended September 30, 1999 and 1998, comprehensive income was $4.5 million and $15.7 million, respectively.

NEW ACCOUNTING STANDARDS In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," established accounting and reporting standards requiring that derivative instruments (including derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the derivative's fair value would be recognized currently in earnings unless specific hedge accounting criteria are met. The earliest the Corporation would be required to adopt SFAS No. 133 is April 1, 2001. The Corporation does not believe SFAS No. 133 will have a material impact on its financial position or results of operations due to its limited use of derivatives.

In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Entity - Amendment of FASB No. 64," was issued. This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (i.e. trading, available-for-sale or held-to-maturity). This Statement is not required to be adopted until April 1, 2000. The Corporation does not believe SFAS No. 134 will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS Certain 1998 accounts have been reclassified to conform to the 1999 presentations. Also, previously reported financial information for 1998 and 1999 has been restated due to the merger with FCB Financial Corp. (FCBF) in June, 1999.

NOTE 3 - BUSINESS COMBINATION

On June 7, 1999 the Corporation merged with FCBF. FCBF was merged into the Corporation and its wholly owned subsidiary bank, Fox Cities Bank, was merged into the Bank. In the merger, FCBF shareholders received 1.83 shares of the Corporation's common stock for each outstanding share of FCBF common stock. This merger resulted in the issuance of 7,028,444 shares of common stock, at an average cost of $6.84 per share, in exchange for 3,840,680 shares of outstanding FCBF common stock. The merger has been accounted for as a pooling-of-interests and, accordingly, all historical financial information and share data for the Corporation has been restated to include FCBF for all periods presented. Certain reclassifications were made to the FCBF's statements to conform to the Corporation's presentations.


In connection with the merger, the Corporation recorded pre-tax merger-related charges of approximately $8.5 million. These charges include $5.4 million in change of control severance, retirement plan, and other related employee payments, $2.3 million in investment banking, legal and accounting fees and $0.8 million in direct merger-related data processing and other equipment costs. At September 30, 1999, the entire amount has been incurred.

NOTE 4 - STOCKHOLDERS' EQUITY

On July 7, 1999, 3,500 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended September 30, 1999, options for 191,837 shares of common stock were exercised at a weighted average exercise price of $5.15 per share. 155,370 common shares were issued in exchange for the options and the balance of the shares, 36,467, were exchanged for treasury shares using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid, $320,000 was charged to additional paid-in capital. During the quarter ended September 30, 1999, the Corporation repurchased 84,524 shares of common stock. During the quarter, 9,047 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted cost of these shares was $17.13 per share or $155,000 and the excess of the market price over cost of the treasury shares ($154,000) was charged to paid-in capital. On August 13, 1999, the Corporation paid a cash dividend of $0.065 per share amounting to $1.6 million.


NOTE 5 - EARNINGS PER SHARE

Earnings per share for the three and six months ended September 30, 1999 and 1998 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------
                                                           1999                       1998
                                                     -------------------------------------------
Numerator:
      Net income                                      $   7,121,784                $   7,773,587
                                                     --------------                -------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                  $   7,121,784                $   7,773,587

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                   24,713,209                   23,931,691
      Effect of dilutive securities:
        Employee stock options                              865,942                    1,411,550
      Denominator for diluted earnings per
        share--adjusted weighted-average             --------------                -------------
        shares and assumed conversions                   25,579,151                   25,343,241
                                                     ==============                =============
Basic earnings per share                             $         0.29                $        0.32
                                                     ==============                =============
Diluted earnings per share                           $         0.28                $        0.31
                                                     ==============                =============

                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------------
                                                         1999                      1998
                                                     ---------------------------------------
Numerator:
      Net income                                     $ 5,518,599               $  15,631,467
                                                     -----------               -------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                 $ 5,518,599               $  15,631,467

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                24,608,048                  23,985,011
      Effect of dilutive securities:
        Employee stock options                           924,789                   1,442,421
      Denominator for diluted earnings per
        share--adjusted weighted-average             -----------               -------------
        shares and assumed conversions                25,532,837                  25,427,432
                                                     -----------               -------------
Basic earnings per share                             $      0.22               $        0.65
                                                     -----------               -------------
Diluted earnings per share                           $      0.22               $        0.61
                                                     -----------               -------------


NOTE 6 - SUBSEQUENT EVENTS

On October 18, 1999, the Corporation declared a $0.065 per share cash dividend to be paid on November 15, 1999 to stockholders of record on November 1, 1999.

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

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 1999 decreased $650,000 to $7.1 million and decreased $10.1 million to $5.5 million, respectively, from the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to the decrease in non-interest income of $3.5 million, primarily due to the decrease in net income from operations of real estate investment of $1.3 million and the decrease in net gain on sale of loans of $1.3 million. These decreases were offset by increases in interest income of $1.2 million, decreases in non-interest expense of $1.1 million, decreases in interest expense of $440,000, and decreases in income tax expense of $110,000. The decrease in net income for the six-month period compared to the same period last year was largely due to the increase in non-interest expense of $9.3 million, primarily due to the merger-related expenses of $8.5 million in connection with the merger of FCBF and goodwill expense of $1.8 million. The decrease in non-interest income of $5.4 million also contributed to the decrease in net income for the six-month period, largely due to the $2.6 million decrease in net gain on sale of loans and the $1.9 million decrease in the net income from operations of real estate investment. These decreases, for the six-month period, were partially offset by an increase in interest income of $1.5 million, a decrease in income taxes of $2.6 million, and a decrease in interest expense of $1.1 million.

Net Interest Income. Net interest income increased $1.7 million and $2.5 million for the three and six months ended September 30, 1999 compared to the same periods in 1998. The net interest margin remained constant at 3.14% for the respective three-month periods and decreased to 3.17% from 3.18% for the respective six-month periods. The interest rate spread decreased to 2.88% from 2.92% and increased to 2.93% from 2.89%, respectively, for the same periods.

Interest income on loans increased $1.5 million and $1.8 million for the three and six months ended September 30, 1999 as compared to the same periods in the prior year. This increase was a result of an increase of $213.7 million and $169.2 million, respectively, in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities increased $430,000 and $570,000 for the same periods due primarily to the increase of $30.6 million and $17.6 million, respectively, in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) remained relatively constant for the three- and six-month periods ended September 30, 1999 as compared to the same periods in the prior year. Interest income on interest-bearing deposits decreased $660,000 and $970,000, respectively, for the three and six months ended September 30, 1999, due to the decrease of $47.8 million and $34.1 million in the average balance of interest-bearing deposits.

Interest expense on deposits decreased $950,000 and $1.4 million, respectively, for the three and six months ended September 30, 1999 as compared to the same periods in 1998. Although the average balances of deposits increased $105.5 million and $117.6 million, respectively, for the three- and six-month periods, these increases were more than offset by a decrease in the average cost of funds from 4.80% to 4.33% for the respective three-month periods, and by a decrease from 4.77% to 4.31% for the respective six-month periods. Interest expense on notes payable and other borrowings increased $480,000 and $330,000, respectively, during the same periods due to an increase of $67.1 million and $49.6 million, respectively, in the average balance of notes payable and other borrowings. Other interest expense increased $30,000 and $50,000, respectively, for the three and six months ended September 30, 1999.

Provision for Loan Losses. Provision for loan losses decreased $130,000 to $150,000, and increased $450,000 to $1.0 million for the three- and six-month periods ended September 30, 1999 for the same periods for the prior year. The six-month period increase included a $650,000 conforming adjustment to bring FCBF's allowance in conformity with the Corporation's allowance policy. Exclusive of this one-time conforming provision, provision for loan losses for the six-month period would have decreased $200,000 to $360,000. The provision was based on management's ongoing evaluation of asset quality.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The following tables show the Corporation's average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                             1999                                  1998
                                            ----------------------------------    -----------------------------------
                                                                        AVERAGE                             AVERAGE
                                               AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                               BALANCE     INTEREST     COST (1)     BALANCE     INTEREST     COST (1)
                                            -------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,787,574     $ 33,565    7.51%     $ 1,586,463    $ 31,286    7.89%
Consumer loans                                    408,193        8,825    8.65          408,000       9,755    9.56
Commercial business loans                          64,578        1,403    8.69           52,174       1,292    9.91
                                              -----------     --------              -----------    --------
  Total loans receivable                        2,260,345       43,793    7.75        2,046,637      42,333    8.27
Mortgage-related securities                       250,793        3,968    6.33          220,187       3,536    6.42
Investment securities                             125,408        1,677    5.35          112,652       1,754    6.23
Interest-bearing deposits                           9,445          115    4.87           57,222         774    5.41
Federal Home Loan Bank stock                       28,963          471    6.50           24,702         411    6.66
                                              -----------     --------              -----------    --------
  Total interest-earning assets                 2,674,954       50,024    7.48        2,461,400      48,808    7.93
                                                                          ----                                 ----
Non-interest-earning assets                       100,732                               127,584
                                              -----------                           -----------
  Total assets                                $ 2,775,686                           $ 2,588,984
                                              ===========                           ===========

INTEREST-BEARING LIABILITIES
Demand deposits                               $   558,667        3,750    2.68      $   470,188       3,379    2.87
Regular passbook savings                          171,403        1,153    2.69          123,779         646    2.09
Certificates of deposit                         1,132,885       15,250    5.38        1,163,490      17,074    5.87
                                              -----------     --------              -----------    --------
  Total deposits                                1,862,955       20,153    4.33        1,757,457      21,099    4.80
Notes payable and other borrowings                640,206        8,676    5.42          573,137       8,195    5.72
Other                                              20,137          194    3.85           20,012         164    3.28
                                              -----------     --------              -----------    --------
  Total interest-bearing liabilities            2,523,298       29,023    4.60        2,350,606      29,458    5.01
                                                              --------    ----                     --------    ----
Non-interest-bearing liabilities                   28,671                                33,855
                                              -----------                           -----------
  Total liabilities                             2,551,969                             2,384,461
Stockholders' equity                              223,717                               204,523
  Total liabilities and stockholders' equity  $ 2,775,686                           $ 2,588,984
                                              -----------                           -----------
  Net interest income/interest rate spread                    $ 21,001    2.88%                    $ 19,350    2.92%
                                                              ========    ====                     ========    ====
  Net interest-earning assets                 $   151,656                           $   110,794
                                              ===========                           ===========
  Net interest margin                                                     3.14%                                3.14%
                                                                          ====                                 ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.06                                  1.05
                                                     ====                                  ====


--------------------------------------------
(1) Annualized

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                         1999                                  1998
                                            ----------------------------------    -----------------------------------
                                                                        AVERAGE                               AVERAGE
                                               AVERAGE                  YIELD/       AVERAGE                  YIELD/
                                               BALANCE     INTEREST     COST (1)     BALANCE     INTEREST     COST (1)
                                            -------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
Mortgage loans                               $  1,742,344    $ 65,499    7.52%      $ 1,591,468    $ 63,398    7.97%
Consumer loans                                    405,298      17,481    8.63           416,588      18,844    9.05
Commercial business loans                          72,706       3,132    8.62            43,101       2,023    9.39
                                             ------------    --------               -----------    --------
  Total loans receivable                        2,220,348      86,112    7.76         2,051,157      84,265    8.22
Mortgage-related securities                       248,624       8,018    6.45           231,013       7,453    6.45
Investment securities                             116,661       3,108    5.33           111,540       3,289    5.90
Interest-bearing deposits                          13,946         329    4.72            48,057       1,298    5.40
Federal Home Loan Bank stock                       27,982         910    6.50            21,253         706    6.64
                                              -----------    --------               -----------    --------
  Total interest-earning assets                 2,627,561      98,477    7.50         2,463,020      97,011    7.88
                                                                         ----                                  ----
Non-interest-earning assets                        84,720                                97,872
                                             ------------                           -----------
  Total assets                               $  2,712,281                           $ 2,560,892
                                             ============                           ===========
INTEREST-BEARING LIABILITIES
Demand deposits                              $    548,328       7,211    2.63       $   460,338       6,511    2.83
Regular passbook savings                          243,886       3,317    2.72           123,598       1,286    2.08
Certificates of deposit                         1,063,301      29,501    5.55         1,153,930      33,658    5.83
                                             ------------     -------               -----------    --------
  Total deposits                                1,855,515      40,029    4.31         1,737,866      41,455    4.77
Notes payable and other borrowings                613,378      16,472    5.37           563,785      16,145    5.73
Other                                              16,218         308    3.80            16,477         259    3.14
                                             ------------     -------               -----------    --------
  Total interest-bearing liabilities            2,485,111      56,809    4.57         2,318,128      57,859    4.99
                                                              -------    ----                      --------    ----
Non-interest-bearing liabilities                    3,737                                37,547
                                             ------------                           -----------
  Total liabilities                             2,488,848                             2,355,675
Stockholders' equity                              223,433                               205,217
                                             ------------                           -----------
  Total liabilities and stockholders' equity $  2,712,281                           $ 2,560,892
                                             ============                           ===========
  Net interest income/interest rate spread                   $ 41,668    2.93%                     $ 39,152    2.89%
                                                             ========    ====                      ========    ====
  Net interest-earning assets                $    142,450                           $   144,892
                                             ============                           ===========
  Net interest margin                                                    3.17%                                 3.18%
                                                                         ====                                  ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.06                                  1.06
                                                     ====                                  ====


--------------------------------------------
(1) Annualized

Non-Interest Income. Non-interest income decreased $3.5 million to $3.0 million and $5.4 million to $6.7 million, respectively, for the three and six months ended September 30, 1999 as compared to the same periods in the prior year as a result of several factors. The gain on sale of loans decreased $1.3 million and $2.6 million for the three- and six-month periods due to decreased volume of loan sales. Net income from operations of real estate investments for the three and six months ended September 30, 1999 decreased $1.3 million and $1.9 million because there were no sales of partnership interests at IDI in 1999. Other non-interest income, which includes a variety of miscellaneous fee income, decreased $680,000 and $670,000, respectively, for the three and six months ended September 30, 1999 as compared to the same periods in the prior year. Loan servicing income decreased $90,000, and $140,000 for the same three- and six-month periods ended September 30, 1999. This decrease is attributed to an increase in the amortization of Originated Mortgage Servicing Rights (OMSR's) of $180,000 and $300,000 for the same respective three- and six-month periods in the prior year. Insurance commissions decreased $30,000 and $170,000 for the three- and six-month periods. Service charges on deposits decreased $50,000 for the three-month period and increased $40,000 for the six-month period as compared to the same prior, respective periods.

Non-Interest Expense. Non-interest expense decreased $940,000 to $12.0 million and increased $9.4 million to $34.8 million, respectively, during the three and six months ended September 30, 1999 as compared to the same periods in 1998 as a result of several factors. The decrease in non-interest expense for the three-month period ended September 30, 1999 as compared to the same period in the prior year is largely due to a decrease in compensation of $410,000 caused by reduced incentive benefits and a decrease of $460,000 in other non-interest expense. The decrease in other non-interest expense is due to decreases in miscellaneous service and transaction fees. The increase in non-interest expense for the six-month period ended September 30, 1999 is attributed to merger-related expense of $8.5 million ($5.1 million, net of tax) in the first quarter of fiscal 2000 due to the merger with FCBF and increased goodwill expense of $1.6 million ($970,000 net of tax), also in the first quarter of fiscal 2000. Unamortized goodwill from a previous merger became impaired and was written off. Exclusive of the one-time charges for the merger and goodwill, non-interest expense decreased $760,000 for the six-month period ended September 30, 1999 as compared to the same period in the prior year. This decrease is primarily due to a decrease in other non-interest expense of $510,000 and a decrease in compensation of $370,000. Additionally, occupancy expense and marketing expense decreased $100,000 and $50,000, respectively, for the same six-month period as compared to the prior year. Partially offsetting these decreases were increases of $120,000 in furniture and equipment expense and $140,000 in data processing expense as compared to the prior six-month period.

Income Taxes. Income tax expense decreased $110,000 and $2.6 million during the three and six months ended September 30, 1999 as compared to the same periods in 1998. The effective tax rate was 39.6% and 55.9%, respectively for the current year as compared to 38.1% for both the three- and six-month periods last year. The unusual effective tax rate for the current six-month period is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes.

FINANCIAL CONDITION



During the six months ended September 30, 1999, the Corporation's assets increased by $157.2 million from $2.66 billion at March 31, 1999, to $2.82 billion. The majority of this increase was attributable to increases in loans and investment securities.

Investment securities (both available for sale and held to maturity) increased $45.2 million during the six months ended September 30, 1999 as a result of purchases of $64.4 million of U.S. Government and agency securities which was partially offset by sales and maturities of $19.2 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $13.2 million during the six months ended September 30, 1999 as a result of principal repayments and market value adjustments of $31.0 million. This decrease was partially offset by purchases of $17.8 million. Mortgage-related securities consisted of $209.6 million of mortgage-backed securities and $35.7 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at September 30, 1999.

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

Total loans (including loans held for sale) increased $142.9 million during the six months ended September 30, 1999. Activity for the period included (i) originations and purchases of $630.1 million, (ii) sales of $161.8 million, and
(iii) principal repayments and other adjustments of $325.4 million.

Deposits increased $27.8 million during the six months ended September 30, 1999. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $87.4 million at September 30, 1999 and generally mature in one year. FHLB advances increased $105.2 million during the six months ended September 30, 1999. Reverse repurchase agreements and other borrowings increased $9.0 million during the six months ended September 30, 1999. Advance payments by borrowers for taxes and insurance increased $12.6 million.

Stockholders' equity increased $6.6 million during the six months ended September 30, 1999 as a net result of (i) comprehensive income of $4.5 million
(ii) stock options exercised of $5.0 million (with the excess of the cost of treasury shares over the option price ($920,000) charged to additional paid-in capital), (iii) the tax benefit from certain stock options of $1.2 million, (iv) the purchase of stock by retirement plans of $380,000, (v) benefit plan shares earned and related tax adjustments totaling $80,000, and (vi) the decrease in market value of the SERP liability of $280,000. These were offset by (i) cash dividends of $2.6 million and (ii) treasury stock purchases of $1.4 million.



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



--------------------------------------------------------------------------------------------------------------
                          RESOLUTION PHASES OF YEAR 2000 COMPLIANCE AT JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------
    EXPOSURE
     TYPE          ASSESSMENT           REMEDIATION             TESTING              IMPLEMENTATION
--------------------------------------------------------------------------------------------------------------
Information       100% Complete         100% Complete         100% Complete          100% Complete
Technology




--------------------------------------------------------------------------------------------------------------

Operating         100% Complete         100% Complete         100% Complete          100% Complete
Equipment with
Embedded
Chips or
Software


--------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------


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

RISKS Management of the Corporation believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Corporation. The Corporation could be subject to litigation for computer systems product failure, for example, failure to properly date business records such as accrued loan interest. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) for all periods shown have been restated to include non-performing assets from the merger with FCBF. Of the amount merged with the Corporation's non-performing loans, none of the loans were greater than $1.0 million. Non-performing assets decreased $140,000 to $6.3 million at September 30, 1999 from $6.4 million at March 31, 1999 and decreased as a percentage of total assets to 0.22% from 0.24% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                           AT MARCH 31,
                                                     AT SEPTEMBER 30,     ------------------------------------------
                                                          1999                 1999           1998           1997
                                                    ----------------      ------------------------------------------
                                                                           (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                           $      2,529         $   2,931        $   3,256       $   3,019
 Multi-family residential                                       3                 -              898           4,489
 Commercial real estate                                       183               145              288             778
 Construction and land                                          -                 -                -           2,258
 Consumer                                                     622               571              765             463
 Commercial business                                        1,099               359              769             610
                                                     ------------         ---------        ---------       ---------
  Total non-accrual loans                                   4,436             4,006            5,976          11,617
Real estate held for development and sale                   1,540             1,764            4,431           2,736
Foreclosed properties and repossessed assets, net             280               630            3,806             246
                                                     ------------         ---------        ---------       ---------
  Total non-performing assets                        $      6,256         $   6,400        $  14,213       $  14,599
                                                     ============         =========        =========       =========
Performing troubled debt restructurings              $        259         $     293        $     329       $     329
                                                     ============         =========        =========       =========
Total non-accrual loans to total loans                       0.19%             0.18%            0.29%           0.66%
Total non-performing assets to total assets                  0.22              0.24             0.56            0.68
Allowance for loan losses to total loans                     1.04              1.08             1.23            1.36
Allowance for loan losses to total
 non-accrual loans                                         557.53            599.78           425.03          207.93
Allowance for loan and foreclosure losses
 to total non-performing assets                            397.76            379.97           181.00          172.84


Non-accrual loans increased $430,000 during the six months ended September 30, 1999 primarily due to the addition of $740,000 of commercial business non-accrual loans. This increase in commercial business loans was partially offset by a decrease of $400,000 in single-family residential non-accrual loans. At September 30, 1999, there were no non-accrual loans with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale decreased $220,000 for the six months ended September 30, 1999. At September 30, 1999, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $1.9 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project that was sold in fiscal 1999. One of the condominium units was sold which resulted in the aforementioned decrease of $220,000 in non-performing real estate held for development and sale. The sale of a multi-family project in Madison, Wisconsin, that had been a non-accrual loan, resulted in the Corporation providing interim financing to the buyer until permanent financing can be obtained. A deferred gain of $310,000, associated with the project remains in real estate held for development and sale until the sale of the property is deemed final.

Foreclosed properties and repossessed assets decreased $350,000 largely due to the sale of a multi-family unit that had a carrying value of $370,000. There are no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at September 30, 1999.

Performing troubled debt restructurings, the amount of which is considered immaterial, remained relatively unchanged at September 30, 1999 from March 31, 1999.

At September 30, 1999, assets that the Corporation has classified as substandard, net of reserves, consisted of $15.5 million of loans and foreclosed properties. As of March 31, 1999, the substandard assets amounted to $10.5 million. The increase of $5.0 million in substandard loans is due, in part, to an increase of $3.0 million in substandard mortgage loans. A $1.9 million commercial mortgage loan in Plover, Wisconsin was added to substandard mortgages during the six-month period ended September 30, 1999. The balance of the $1.1 million increase in substandard mortgage loans is not attributable to any single mortgage loan. The balance of the overall increase in substandard loans, $2.0 million, is primarily a result of the addition of the Bloomington, Minnesota condominium units that are classified as non-performing real estate held for development and sale.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                                                                                            AT MARCH 31,
                                                  AT SEPTEMBER 30,        ---------------------------------------------
                                                       1999                      1999             1998         1997
                                                 -----------------        ---------------------------------------------
                                                                              (In Thousands)
30 to 59 days                                    $           7,657        $       5,535       $    7,525    $     4,133
60 to 89 days                                                  758                  693            1,397          1,091
                                                 -----------------        -------------       ----------    -----------
    Total                                        $           8,415        $       6,228       $    8,922    $     5,224
                                                 =================        =============       ==========    ===========


The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowance for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ---------------------------------    -----------------------------
                                                       1999            1998                1999            1998
                                                 ---------------------------------    -----------------------------
                                                                           (Dollars In Thousands)
Allowance at beginning of period                 $   24,900           $     25,448    $  24,324        $     25,400
Charge-offs:
  Mortgage                                               (1)                  (278)          (4)               (323)
  Consumer                                             (189)                  (233)        (582)               (504)
  Commercial business                                  (171)                  (198)        (172)               (210)
                                                 ----------           ------------    ---------        ------------
     Total charge-offs                                 (361)                  (709)        (758)             (1,037)
Recoveries:
  Mortgage                                               20                    166           33                 184
  Consumer                                               20                     11          116                  86
  Commercial business                                     3                     10           11                  18
                                                 ----------           ------------    ---------        ------------
     Total recoveries                                    43                    187          160                 288
                                                 ----------           ------------    ---------        ------------
     Net charge-offs                                   (318)                  (515)        (598)               (718)
Provision                                               150                    284        1,006                 559
                                                 ----------           ------------    ---------        ------------
   Allowance at end of period                    $   24,732           $     25,210    $  24,732        $     25,210
                                                 ==========           ============    =========        ============
Net charge-offs to average loans                      (0.06)%                (0.10)%      (0.05)%             (0.07)%
                                                 ==========           ============    =========        ============


Although management believes that the September 30, 1999 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 1999, the Corporation had outstanding commitments to originate loans of $84.1 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $126.3 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.3 million. The Corporation had firm commitments outstanding to deliver loans through the FHLB Mortgage Partnership Finance Program of $4.9 million at September 30, 1999. Scheduled maturities of certificates of deposit during the twelve months following September 30, 1999 amounted to $ 1.02 billion and scheduled maturities of FHLB advances during the same period totaled $327.3 million. At September 30, 1999, the Corporation also had $56.8 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following September 30, 1999. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended September 30, 1999, the Bank's average liquidity ratio was 16.88%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 7.67% as of September 30, 1999.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 1999 and September 30, 1998 (dollars in thousands):


                                                                                           MINIMUM REQUIRED
                                                                  MINIMUM REQUIRED           TO BE WELL
                                                                    FOR CAPITAL            CAPITALIZED UNDER
                                               ACTUAL             ADEQUACY PURPOSES         OTS REQUIREMENTS
                                      ----------------------------------------------------------------------------
                                         AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                                      ----------------------------------------------------------------------------
AS OF SEPTEMBER 30, 1999:
Tier 1 capital
  (to adjusted tangible assets)       $ 188,307      6.78%      $ 83,350      3.00%      $ 138,916      5.00%
Risk-based capital
  (to risk-based assets)                210,584     11.80        142,803      8.00         178,504     10.00
Tangible capital
  (to tangible assets)                  188,307      6.78         41,675      1.50         N/A         N/A

AS OF SEPTEMBER 30, 1998:
Tier 1 capital
  (to adjusted tangible assets)         178,561      6.83         78,406      3.00         130,677      5.00
Risk-based capital
  (to risk-based assets)                199,108     12.09        131,752      8.00         164,690     10.00
Tangible capital
  (to tangible assets)                  178,561      6.83         39,203      1.50         N/A         N/A



The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at September 30, 1999. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

The following table reconciles stockholder equity to regulatory capital at September 30, 1999 and 1998 (dollars in thousands):


                                                                                  SEPTEMBER 30,
                                                                   ----------------------------------------
                                                                         1999                     1998
                                                                   ----------------------------------------
Stockholders' equity of the Corporation                            $   226,716                  $   205,852
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                         (37,525)                     (22,174)
                                                                   -----------                  -----------
Stockholders' equity of the Bank                                       189,191                      183,678
Less: Intangible assets and other non-includable assets                   (884)                      (5,117)
                                                                   -----------                  -----------
Tier 1 and tangible capital                                            188,307                      178,561
Plus: Allowable general valuation allowances                            22,277                       20,547
                                                                   -----------                  -----------
Risk based capital                                                 $   210,584                  $   199,108
                                                                   ===========                  ===========


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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The have been no material changes in the Corporation's asset/liability structure or management strategies and assumptions since the prior fiscal year ended March 31, 1999. The cumulative net gap position at September 30, 1999 has not changed materially since March 31, 1999.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and six months ended September 30, 1999 and 1998, respectively.


                                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       -----------------------------------------------------
                                                                                               CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY           FINANCIAL
                                                         INVESTMENTS          BANKING           STATEMENTS
                                                       --------------     --------------     ---------------
Interest income                                        $          537     $       50,024     $        50,561
Interest expense                                                    0             29,023              29,023
                                                       --------------     ---------------    ---------------
  Net interest income                                             537             21,001              21,538
Provision for loan losses                                           0                150                 150
                                                       --------------     --------------     ---------------
  Net interest income after provision for loan losses             537             20,851              21,388
Other income (loss)                                              (179)             2,666               2,487
Other expense                                                      30             12,047              12,077
                                                       --------------     --------------     ---------------
  Net operating income                                            328             11,470              11,798
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       --------------     --------------     ---------------
  Income before income taxes                                      328             11,470              11,798
Income taxes                                                      149              4,527               4,676
                                                       --------------     --------------     ---------------
  Net income                                           $          179     $        6,943     $         7,122
                                                       ==============     ==============     ===============
Average assets                                         $       32,143     $    2,743,543     $     2,775,686


                                                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                       -----------------------------------------------------
                                                                                               CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY          FINANCIAL
                                                         INVESTMENTS          BANKING          STATEMENTS
                                                       --------------     --------------     ---------------
Interest income                                        $          693     $       48,808     $        49,501
Interest expense                                                    0             29,458              29,458
                                                       --------------     --------------     ---------------
  Net interest income                                             693             19,350              20,043
Provision for loan losses                                           0                284                 284
                                                       --------------     --------------     ---------------
  Net interest income after provision for loan losses             693             19,066              19,759
Other income                                                    1,005              4,818               5,823
Other expense                                                      44             12,983              13,027
                                                       --------------     --------------     ---------------
  Net operating income                                          1,654             10,901              12,555
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       --------------     --------------     ---------------
  Income before income taxes                                    1,654             10,901              12,555
Income taxes                                                      483              4,298               4,781
                                                       --------------     --------------     ---------------
  Net income                                           $        1,171     $        6,603     $         7,774
                                                       ==============     ==============     ===============

Average assets                                         $       27,271     $    2,561,713     $     2,588,984

                                                                  SIX MONTHS ENDED SEPTEMBER 30, 1999
                                                       ------------------------------------------------------
                                                                                               CONSOLIDATED
                                                         REAL ESTATE          COMMUNITY         FINANCIAL
                                                         INVESTMENTS           BANKING          STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $         1,060    $        98,477    $         99,537
Interest expense                                                     0             56,809              56,809
                                                       ---------------    ---------------    ----------------
  Net interest income                                           1,060              41,668              42,728
Provision for loan losses                                           0               1,006               1,006
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses            1,060             40,662              41,722
Other income (loss)                                               (642)             6,202               5,560
Other expense                                                      (34)            34,798              34,764
                                                       ---------------    ---------------    ----------------
  Net operating income                                             452             12,066              12,518
Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                       452             12,066              12,518
Income taxes                                                       439              6,560               6,999
                                                       ---------------    ---------------    ----------------
                                                       $            13    $         5,506    $          5,519
                                                       ===============    ===============    ================

Average assets                                         $        31,120    $     2,681,161    $      2,712,281


                                                                SIX MONTHS ENDED SEPTEMBER 30, 1998
                                                       ------------------------------------------------------

                                                                                               CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY           FINANCIAL
                                                         INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $           800    $        97,011    $         97,811
Interest expense                                                     0             57,859              57,859
                                                       ---------------    ---------------    ----------------
  Net interest income                                              800             39,152              39,952
Provision for loan losses                                            0                559                 559
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses              800             38,593              39,393
Other income                                                     1,551              9,723              11,274
Other expense                                                      (14)            25,441              25,427
                                                       ---------------    ---------------    ----------------
  Net operating income                                           2,365             22,875              25,240
Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                     2,365             22,875              25,240
Income taxes                                                       669              8,940               9,609
                                                       ---------------    ---------------    ----------------
  Net income                                           $         1,696    $        13,935    $         15,631
                                                       ===============    ===============    ================

Average assets                                         $        27,658    $     2,533,235    $      2,560,892

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



                                                   ANCHOR BANCORP WISCONSIN INC.



Date:    October 31, 1999       By: /s/ Douglas J. Timmerman
      -----------------------       --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer




Date:    October 31, 1999       By: /s/ Michael W. Helser
      -----------------------       --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer