Form 10-Q
period 1999-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2000-02-11
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





              Wisconsin                                39-1726871
             ----------                                ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                               53703
         ------------------                               -----
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

                     Class: Common stock -- $.10 Par Value

        Number of shares outstanding as of January 31, 2000: 24,815,048

                         ANCHOR BANCORP WISCONSIN INC.

                               INDEX - FORM 10-Q


PART I -  FINANCIAL INFORMATION                                                                  PAGE #
                                                                                                -------

          Item 1    Financial Statements (Unaudited)

                         Consolidated Balance Sheets as of December 31, 1999
                         and March 31, 1999                                                         2

                         Consolidated Statements of Income for the Three and Nine
                         Months Ended December 31, 1999 and 1998                                    3

                         Consolidated Statements of Cash Flows for the Nine Months
                         Ended December 31, 1999 and 1998                                           4

                         Notes to Unaudited Consolidated Financial Statements                       6


          Item 2    Management's Discussion and Analysis of Financial Condition and
                         Results of Operations

                         Results of Operations                                                      10

                         Financial Condition                                                        15

                         Asset Quality                                                              16

                         Liquidity & Capital Resources                                              19

                         Asset/Liability Management                                                 21


          Item 3    Quantitative and Qualitative Disclosures About Market Risk                      25


PART II - OTHER INFORMATION

          Item 1    Legal Proceedings                                                               25
          Item 2    Changes in Securities                                                           25
          Item 3    Defaults upon Senior Securities                                                 25
          Item 4    Submission of Matters to Vote of Security Holders                               25
          Item 5    Other Information                                                               25
          Item 6    Exhibits and Reports on Form 8-K                                                25

SIGNATURES                                                                                          26


                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                             DECEMBER 31,         MARCH 31,
                                                                                 1999              1999
                                                                             --------------------------------
                                                                                     (In Thousands)
ASSETS

Cash                                                                        $   47,340          $   32,807
Interest-bearing deposits                                                       18,927              31,169
                                                                            -----------         ----------
  Cash and cash equivalents                                                     66,267              63,976
Investment securities available for sale                                        23,628              35,609
Investment securities held to maturity (fair value of $54,000 and
  $51,900, respectively)                                                        55,515              51,976
Mortgage-related securities available for sale                                  60,292              66,956
Mortgage-related securities held to maturity (fair value of
   $170,300 and $192,700, respectively)                                        174,995             191,533

Loans receivable, net:
   Held for sale                                                                 4,587              18,080
   Held for investment                                                       2,308,775           2,111,566

Foreclosed properties and repossessed assets, net                                  341               1,710
Real estate held for development and sale                                       31,023              30,075
Office properties and equipment                                                 25,885              24,879
Federal Home Loan Bank stock--at cost                                           34,547              27,745
Accrued interest on investments and loans                                       18,684              17,322
Prepaid expenses and other assets                                               27,599              22,154
                                                                            ----------          ----------
   Total assets                                                             $2,832,138          $2,663,581
                                                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                    $1,844,621          $1,835,416
Federal Home Loan Bank and other borrowings                                    695,345             530,495
Reverse repurchase agreements                                                   47,616              42,464
Advance payments by borrowers for taxes and insurance                            1,091              10,360
Other liabilities                                                               19,409              24,696
                                                                            ----------          ----------
   Total liabilities                                                         2,608,082           2,443,431
                                                                            ==========          ==========

Preferred stock, $.10 par value, 5,000,000 shares
   authorized, none outstanding                                                     --                  --

Common stock, $.10 par value, 100,000,000 shares
   authorized, 25,363,339 and 24,998,648 shares issued, respectively             2,536               2,500
Additional paid-in capital                                                      56,447              80,199
Retained earnings                                                              174,977             168,458

Less:   Treasury stock (469,153 shares and 1,166,483 shares,
         respectively), at cost                                                 (7,429)             (29,811)
        Borrowings of Employee Stock Ownership Plan                               (689)                (689)
        Common stock purchased by benefit plans                                 (1,013)              (1,370)
        Accumulated other comprehensive income (loss)                             (773)                 863
                                                                            ----------           ----------
   Total stockholders' equity                                                  224,056              220,150
                                                                            ----------           ----------

   Total liabilities and stockholders' equity                               $2,832,138           $2,663,581
                                                                            ==========           ==========



See accompanying Notes to Unaudited Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                      ------------------------------    -------------------------------
                                         1999            1998                1999           1998
                                      -----------------------------------------------------------------
                                                  (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                   $    45,154     $    42,688       $    131,266    $    126,952
Mortgage-related securities
                                              3,839           3,990             11,858          11,443
Investment securities
                                              2,399           2,135              6,417           6,130
Interest-bearing deposits                       184             509                513           1,806
                                        -----------     -----------       ------------    ------------
  Total interest income                      51,576          49,322            150,054         146,331

INTEREST EXPENSE:

Deposits                                     20,392          20,931             60,422          62,386
Notes payable and other borrowings           10,130           7,806             26,602          23,653
Other                                           205             197                513             755
                                        -----------     -----------       ------------    ------------
  Total interest expense                     30,727          28,934             87,537          86,794
                                        -----------     -----------       ------------    ------------
  Net interest income
                                             20,849          20,388             62,517          59,537
Provision for loan losses                       150             359              1,156             918
                                        -----------     -----------       ------------    ------------
  Net interest income after provision
    for loan losses                          20,699          20,029             61,361          58,619

NON-INTEREST INCOME:

Loan servicing income                           495             257              1,565           1,470
Service charges on deposits                   1,257           1,260              3,806           3,772
Insurance commissions                           400             233                899             905
Net gain on sale of loans                       433           1,803              1,828           5,793
Net gain (loss) on sale of investments
  and securities                                (13)            156                (8)             137
Net income (loss) from operations of
  real estate investment                        (42)            141                410           2,506
Other                                           523             873              1,209           2,229
                                        -----------     -----------       ------------    ------------
  Total non-interest income                   3,053           4,723              9,709          16,812

NON-INTEREST EXPENSES:
Compensation                                  6,938           7,050             20,620          21,099
Occupancy                                     1,166           1,091              3,187           3,212
Federal insurance premiums                      275             256                807             775
Furniture and equipment                         995             780              2,796           2,464
Data processing                                 873             899              2,692           2,582
Marketing                                       626             660              1,911           1,994
Merger-related                                   --              --              8,500              --
Goodwill                                         --              70              1,761             209
Other                                         1,904           1,792              5,303           5,702
                                        -----------     -----------       ------------    ------------
  Total non-interest expenses                12,777          12,598             47,577          38,037
                                        -----------     -----------       ------------    ------------
  Income before income taxes                 10,975          12,154             23,493          37,394
Income taxes                                  4,183           4,664             11,182          14,273
                                        -----------          ------       ------------
  Net income                            $     6,792     $     7,490       $     12,311    $     23,121
                                        ===========     ===========       ============    ============
Earnings per share:
  Basic                                 $      0.28     $      0.31       $       0.50    $       0.96
  Diluted
                                               0.27            0.30               0.48            0.91
Dividends declared per share:
                                               0.07            0.05               0.18            0.15


See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                      1999                 1998
                                                                                 --------------------------------------
                                                                                             (In Thousands)




OPERATING ACTIVITIES

Net income                                                                          $  12,311           $  23,121

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for losses on loans                                                           1,156                 918

Provision for depreciation and amortization                                             2,722               1,799

Net gain on sales of loans                                                             (1,828)             (5,793)

Net gain (loss) on sale of investments and mortgage-related securities                     (8)                137

Increase in accrued interest receivable                                                (1,362)               (570)

Increase (decrease) in accrued interest payable                                         1,226                (397)

Increase (decrease) in accounts payable                                                   735              (3,914)

Other                                                                                   13,570               4,473
                                                                                     ---------           ---------

Net cash provided by operating activities before proceeds
 from loan sales                                                                        28,522              19,774

Net proceeds from origination and sale of loans held for sale                          (27,517)             79,464
                                                                                     ---------           ---------
Net cash provided by operating activities                                                1,005              99,238

INVESTING ACTIVITIES

Proceeds from sales of investment securities available for sale                         38,429              33,276

Proceeds from maturities of investment securities                                       60,696              60,884

Purchase of investment securities available for sale                                   (80,188)            (50,123)

Purchase of investment securities held to maturity                                     (11,000)            (45,995)

Proceeds from sales of mortgage-related securities available for sale                       (2)              3,664

Purchase of mortgage-related securities held to maturity                                (8,851)            (14,966)

Purchase of mortgage-related securities available for sale                             (14,999)             (6,905)

Principal collected on mortgage-related securities                                      45,400              83,277

Increase in loans receivable                                                          (183,716)           (274,624)

Purchase of office properties and equipment                                             (1,006)             (1,715)

Sales of real estate                                                                     5,009               7,673

Purchase of real estate held for sale                                                   (5,957)            (13,162)
                                                                                     ---------           ---------
Net cash used by investing activities                                                 (156,185)           (218,716)

                                       4

                                  (Unaudited)

                                                                          NINE MONTHS ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                            1999                 1998
                                                                       --------------------------------------
                                                                                (In Thousands)

FINANCING ACTIVITIES

Increase in deposit accounts                                              $     9,205             $116,025
Decrease in advance payments by borrowers
   for taxes and insurance                                                     (9,269)              (9,302)
Proceeds from notes payable to Federal Home Loan  Bank                      1,058,550              671,550
Repayment of notes payable to Federal Home Loan Bank                         (893,300)            (638,500)
Increase (decrease) in securities sold under agreements to repurchase           5,152              (18,839)
Increase (decrease) in other loans payable                                     (4,400)               1,170
Treasury stock purchased                                                       (9,233)                (406)
Reissuance of treasury stock for options                                        4,419                  480
Purchase of stock by retirement plans                                             541                    -
Payments of cash dividends to stockholders                                     (4,194)              (1,709)
                                                                          -----------             --------
   Net cash provided by financing activities                                  157,471              120,469
                                                                          -----------             --------
   Net increase in cash and cash equivalents                                    2,291                  991

Cash and cash equivalents at beginning of year                                 63,976               67,526
                                                                          -----------             --------
   Cash and cash equivalents at end of year                               $    66,267             $ 68,517
                                                                          ===========             ========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
   Interest on deposits and borrowings                                    $    63,743             $ 86,676
   Income taxes                                                                 8,695               13,336

Non-cash transactions:
Loans transferred to foreclosed properties                                          -                  187
Retirement of treasury stock                                                   28,563                    -


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

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine-month period ended December 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 1999.

Comprehensive income consists of net income plus unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. For the quarter ended December 31, 1999 and 1998, total comprehensive income amounted to $6.2 million and $7.0 million, respectively. For the nine months ended December 31, 1999 and 1998, comprehensive income was $10.7 million and $22.7 million, respectively.

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

In October 1998, SFAS No. 134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTITY - AMENDMENT OF FASB NO. 64," was issued. This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those securities in accordance with SFAS
No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (i.e trading, available-for-sale or held-to-maturity). This Statement is not required to be adopted until April 1, 2000. The Corporation does not believe SFAS No. 134 will have a material impact on its financial position or results of operations.

RECLASSIFICATIONS Certain 1998 accounts have been reclassified to conform to the 1999 presentations. Also, previously reported financial information for 1998 and 1999 has been restated due to the merger with FCB Financial Corp. (FCBF) in June, 1999.

NOTE 3 - BUSINESS COMBINATION

On June 7, 1999 the Corporation merged with FCBF. FCBF was merged into the Corporation and its wholly owned subsidiary bank, Fox Cities Bank, was merged into the Bank. In the merger, FCBF shareholders received 1.83 shares of the Corporation's common stock for each outstanding share of FCBF common stock. This merger resulted in the issuance of 7,028,444 shares of common stock in exchange for 3,840,680 shares of outstanding FCBF common stock. The merger has been accounted for as a pooling-of-interests and, accordingly, all historical financial information and share data for the Corporation has been restated to include FCBF for all periods presented. Certain reclassifications were made to the FCBF's statements to conform to the Corporation's presentations.

In connection with the merger, the Corporation recorded pre-tax merger-related charges of approximately $8.5 million. These charges include $5.4 million in change of control severance, retirement plan, and other related employee payments, $2.3 million in investment banking, legal and accounting fees and $0.8 million in direct merger-related data processing and other equipment costs.

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 1999, options for 64,604 shares of common stock were exercised at a weighted average exercise price of $4.94 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid, $700,000, was charged to retained earnings. During the quarter ended December 31, 1999, the Corporation repurchased 500,668 shares of common stock. During the quarter, 9,968 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted cost of these shares was $15.72 per share or $160,000 and the excess of the treasury cost over the option price ($3,000) was charged to retained earnings. On November 15, 1999, the Corporation paid a cash dividend of $0.065 per share amounting to $1.6 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended December 31, 1999 and 1998 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's potentially dilutive common stock represent shares issuable under its stock option plan. Common stock equivalents are computed using the treasury stock method.

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1999                           1998
                                                       --------------------------------------------

Numerator:

      Net income                                       $   6,792,371                  $   7,489,896
                                                       -------------                  -------------
      Numerator for basic and diluted earnings
       per share--income available to common
       stockholders                                    $   6,792,371                  $   7,489,896

Denominator:
      Denominator for basic earnings per
       share--weighted-average shares
                                                          24,432,845                     23,937,154
      Effect of dilutive securities:
       Employee stock options                                730,290                      1,273,754
      Denominator for diluted earnings per
       share--adjusted weighted-average
       shares and assumed conversions                     25,163,135                     25,210,908
                                                       -------------                  -------------
Basic earnings per share                               $        0.28                  $        0.31
                                                       =============                  =============
Diluted earnings per share                             $        0.27                  $        0.30
                                                       =============                  =============

                                                               NINE MONTHS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1999                           1998
                                                       --------------------------------------------

Numerator:
      Net income                                       $  12,310,970                  $  23,120,963
                                                       -------------                  -------------
      Numerator for basic and diluted earnings
       per share--income available to common
       stockholders                                    $  12,310,970                  $  23,120,963

Denominator:
      Denominator for basic earnings per
       share--weighted-average shares                     24,549,435                     23,969,760
      Effect of dilutive securities:
       Employee stock options                                859,720                      1,385,994
      Denominator for diluted earnings per
       share--adjusted weighted-average
       shares and assumed conversions                     25,409,155                     25,355,754
                                                       =============                  =============
Basic earnings per share                               $        0.50                  $        0.96
                                                       =============                  =============
Diluted earnings per share                             $        0.48                  $        0.91
                                                       =============                  =============

NOTE 6 -- SUBSEQUENT EVENTS

On January 20, 2000, the Corporation declared a $0.07 per share cash dividend to be paid on February 15, 2000 to stockholders of record on February 1, 2000.

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

RESULTS OF OPERATIONS

GENERAL. Net income for the three and nine months ended December 31, 1999 decreased $700,000 to $6.8 million and decreased $10.8 million to $12.3 million, respectively, from the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to the increase in interest expense of $1.8 million and the decrease in non-interest income of $1.7 million, primarily due to the decrease in net gain on sale of loans of $1.4 million and the decrease in other non-interest income of $350,000. These decreases were offset by an increase in interest income of $2.3 million, and a decrease in income tax expense of $480,000. The decrease in net income for the nine-month period compared to the same period last year was largely due to the increase in non-interest expense of $9.5 million, primarily due to the merger-related expenses of $8.5 million in connection with the merger with FCBF and goodwill expense of $1.8 million. In addition, non-interest income decreased by $7.1 million, primarily due to the decrease in net gain on sale of loans of $4.0 million, the decrease in net income from operations of real estate investment of $2.1 million, and the decrease in other income of $1.0 million. These decreases, for the nine-month period, were partially offset by an increase in interest income of $3.7 million, and a decrease in income taxes of $3.1 million.

NET INTEREST INCOME. Net interest income increased $460,000 and $3.0 million for the three and nine months ended December 31, 1999 compared to the same periods in 1998. The net interest margin decreased to 3.04% from 3.20% for the respective three-month periods and decreased to 3.13% from 3.17% for the respective nine-month periods. The interest rate spread decreased to 2.75% from 2.91% and decreased to 2.87% from 2.92%, respectively, for the same periods.

Interest income on loans increased $2.5 million and $4.3 million for the three and nine months ended December 31, 1999 as compared to the same periods in the prior year. This increase was a result of an increase of $205.2 million and $164.7 million, respectively, in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities decreased $150,000 and increased $420,000 for the same periods due primarily to the decrease of $7.9 million and the increase of $6.9 million, respectively, in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $260,000 and $290,000 for the three- and nine-month periods ended December 31, 1999 due primarily to the increase of $24.9 million and $15.4 million, respectively, in the average balance of the investment securities. Interest income on interest-bearing deposits decreased $330,000 and $1.3 million, respectively, for the three and nine months ended December 31, 1999, due to the decrease of $26.6 million and $30.7 million in the average balance of interest-bearing deposits.

Interest expense on deposits decreased $540,000 and $2.0 million, respectively, for the three and nine months ended December 31, 1999 as compared to the same periods in 1998. Although the average balances of deposits increased $19.7 million and $27.7 million, respectively, for the three- and nine-month periods, these increases were more than offset by a decrease in the average cost of funds from 4.58% to 4.41% for the respective three-month periods, and by a decrease from 4.61% to 4.40% for the respective nine-month periods. Interest expense on notes payable and other borrowings increased $2.3 million and $2.9 million, respectively, during the same periods due to an increase of $161.2 million and $111.9 million, respectively, in the average balance of notes payable and other borrowings. Other interest expense increased $10,000 and decreased $240,000, respectively, for the three and nine months ended December 31, 1999.

PROVISION FOR LOAN LOSSES. Provision for loan losses decreased $210,000 to $150,000, and increased $240,000 to $1.2 million for the three- and nine-month periods ended December 31, 1999 as compared to the same periods for the prior year. The nine-month period increase included a $650,000 conforming adjustment to bring FCBF's allowance in conformity with the Corporation's allowance policy. Exclusive of this one-time conforming provision, provision for loan losses for the nine-month period would have decreased $410,000 to $510,000. The provision was based on management's ongoing evaluation of asset quality.

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


                                                                  THREE MONTHS ENDED DECEMBER 31,
                                            -------------------------------------   ------------------------------------
                                                             1999                                     1998
                                            -------------------------------------   ------------------------------------
                                                                       AVERAGE                                  AVERAGE
                                               AVERAGE                  YIELD/         AVERAGE                   YIELD/
                                               BALANCE      INTEREST   COST (1)        BALANCE      INTEREST    COST (1)
                                            -------------------------------------   -----------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                              $1,840,236      $34,689     7.54%      $1,645,813   $32,102      7.80%
Consumer loans (2)                                 424,673        9,167     8.63          410,328     9,164      8.93
Commercial business loans(2)                        57,599        1,298     9.01           61,215     1,422      9.29
                                                ----------      -------                ----------   -------
   Total loans receivable (2)                    2,322,508       45,154     7.78        2,117,356    42,688      8.06
Mortgage-related securities                        242,013        3,839     6.35          249,870     3,990      6.39
Investment securities                              132,856        1,784     5.37          112,892     1,671      5.92
Interest-bearing deposits                           14,181          184     5.19           40,766       509      4.99
Federal Home Loan Bank stock                        32,846          615     7.49           27,880       464      6.66
                                                ----------      -------                ----------   -------
   Total interest-earning assets                 2,744,404       51,576     7.52        2,548,764    49,322      7.74
                                                                            ----                                 ----
Non-interest-earning assets                        103,633                                 89,708
                                                ----------                             ----------
   Total assets                                 $2,848,037                             $2,638,472
                                                ==========                             ==========

INTEREST-BEARING LIABILITIES

Demand deposits                                 $  608,729        3,973     2.61       $  553,476     3,802      2.75
Regular passbook savings                            82,274          552     2.68          141,976       777      2.19
Certificates of deposit                          1,157,992       15,867     5.48        1,133,815    16,352      5.77
                                                ----------      -------                ----------   -------
   Total deposits                                1,848,995       20,392     4.41        1,829,267    20,931      4.58
Notes payable and other borrowings                 706,447       10,130     5.74          545,216     7,806      5.73
Other                                               21,628          205     3.79           20,023       197      3.94
                                                ----------      -------                ----------   -------
  Total interest-bearing liabilities             2,577,070       30,727     4.77        2,394,506    28,934      4.83
                                                                -------     ----                    -------      ----
Non-interest-bearing liabilities                    45,196                                 33,798
                                                ----------                             ----------
   Total liabilities                             2,622,266                              2,428,304
Stockholders' equity                               225,771                                210,168
                                                ----------                             ----------
   Total liabilities and stockholders' equity   $2,848,037                             $2,638,472
                                                ==========                             ==========
Net interest income/interest rate spread                        $20,849     2.75%                   $20,388      2.91%
                                                                =======     ====                    =======      ====
Net interest-earning assets                     $  167,334                             $  154,258
                                                ==========                             ==========
Net interest margin                                                         3.04%                                3.20%
                                                                            ====                                 ====
Ratio of average interest-earning assets
   to average interest-bearing liabilities            1.06                                   1.06
                                                      ====                                   ====

[FN]
--------------------------------------------
(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

                                                                   NINE MONTHS ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------
                                                             1999                                  1998
                                            -------------------------------------    ------------------------------------
                                                                        AVERAGE                                 AVERAGE
                                                AVERAGE                  YIELD/          AVERAGE                 YIELD/
                                                BALANCE      INTEREST   COST(1)          BALANCE     INTEREST   COST(1)
                                            -------------------------------------    ------------------------------------
                                                                       (Dollars In Thousands)

INTEREST-EARNING ASSETS
Mortgage loans (2)                             $ 1,764,699    $ 100,187    7.57%        $ 1,610,239   $ 95,039     7.87%
Consumer loans (2)                                 412,323       26,649    8.62             429,598     29,080     9.03
Commercial business loans(2)                        67,682        4,430    8.73              40,174      2,832     9.40
                                               -----------    ---------                 -----------   --------
  Total loans receivable (2)                     2,244,704      131,266    7.80           2,080,011    126,952     8.14
Mortgage-related securities                        246,939       11,858    6.40             240,063     11,443     6.36
Investment securities                              122,819        4,891    5.31             111,538      4,771     5.70
Interest-bearing deposits                           14,432          513    4.74              45,093      1,806     5.34
Federal Home Loan Bank stock                        31,322        1,526    6.50              27,195      1,359     6.66
                                               -----------    ---------                 -----------   --------
  Total interest-earning assets                  2,660,216      150,054    7.52           2,503,900    146,331     7.79
                                                                           ----                                    ----
Non-interest-earning assets                        105,943                                  122,769
                                               -----------                              -----------
  Total assets                                 $ 2,766,159                              $ 2,626,669
                                               ===========                              ===========
INTEREST-BEARING LIABILITIES
Demand deposits                                $   558,869       11,185    2.67         $   530,833     11.141     2.80
Regular passbook savings                           188,604        3,869    2.74             151,032      2,376     2.10
Certificates of deposit                          1,084,621       45,368    5.58           1,122,551     48,869     5.80
                                               -----------    ---------                 -----------   --------
  Total deposits                                 1,832,094       60,422    4.40           1,804,416     62,386     4.61
Notes payable and other borrowings                 659,414       26,602    5.38             547,493     23,653     5.76
Other                                               18,307          513    3.74              26,250        755     3.83
                                               -----------    ---------                 -----------   --------
  Total interest-bearing liabilities             2,509,815       87,537    4.65           2,378,159     86,794     4.87
                                                              ---------    ----                       --------     ----
Non-interest-bearing liabilities                    32,514                                   41,373
                                               -----------                              -----------
  Total liabilities                              2,542,329                                2,419,532
Stockholders' equity                               223,830                                  207,137
                                               -----------                              -----------
  Total liabilities and stockholders' equity   $ 2,766,159                              $ 2,626,669
                                               ===========                              ===========
  Net interest income/interest rate spread                    $  62,517    2.87%                      $ 59,537     2.92%
                                                              =========    ====                       ========     ====
  Net interest-earning assets                  $   150,401                              $   125,741
                                               ===========                              ===========
  Net interest margin                                                      3.13%                                   3.17%
                                                                           ====                                    ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities            1.06                                     1.05
                                                      ====                                     ====

--------------------------------------------
(1) Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

NON-INTEREST INCOME. Non-interest income decreased $1.7 million to $3.1 million and decreased $7.1 million to $9.7 million, respectively, for the three and nine months ended December 31, 1999 as compared to the same periods in the prior year as a result of several factors. The net gain on sale of loans decreased
$1.4 million and $4.0 million for the three- and nine-month periods due to decreased volume of loan sales. Net income from operations of real estate investments for the three and nine months ended December 31, 1999 decreased $180,000 and $2.1 million, respectively, because there were no sales of partnership interests at IDI in 1999. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $350,000 and $1.0 million, respectively, for the three and nine months ended December 31, 1999 as compared to the same periods in the prior year. In addition to decreased loan fee income, the decrease for the comparative nine-month periods included a non-recurring gain on the sale of an investment property for the nine months ended December 31, 1998 of $360,000. Net gain on sale of investments and securities decreased $170,000, and $150,000 for the three- and nine-month periods ended December 31, 1999 as compared to the same periods in the prior year. Partially offsetting these decreases was loan servicing income which increased $240,000, and $100,000 for the same three- and nine-month periods ended December 31, 1999. These increases are accompanied by a decrease in the amortization of Originated Mortgage Servicing Rights (OMSR's) of $170,000 and an increase of $130,000 for the same respective three- and nine-month periods in the prior year. Insurance commissions increased $170,000 and decreased $10,000 for the three- and nine-month periods. Service charges on deposits remained relatively constant for the three-month period and increased $30,000 for the nine-month period as compared to the same prior, respective periods.

NON-INTEREST EXPENSE. Non-interest expense increased $180,000 to $12.8 million and increased $9.5 million to $47.6 million, respectively, during the three and nine months ended December 31, 1999 as compared to the same periods in 1998 as a result of several factors. The increase in non-interest expense for the three-month period ended December 31, 1999 as compared to the same period in the prior year is largely due to an increase in furniture and equipment of $220,000 and an increase of $110,000 in other non-interest expense. The increase in furniture and equipment and other non-interest expense is primarily due to increases in furniture, postage, telephone, and stationery expenses. Occupancy expense increased $80,000 and federal insurance premiums increased $20,000 for the three-month period ended December 31, 1999 as compared to the same period in the prior year. Partially offsetting these increases were decreases in compensation expense of $110,000 and goodwill of $70,000 for the same three-month period ended December 31, 1999. Additionally, marketing decreased $30,000 and data processing decreased $30,000 for the same three-month period. The increase in non-interest expense for the nine-month period ended
December 31, 1999 is attributed to merger-related expense of $8.5 million
($5.1 million, net of tax) in the first quarter of fiscal 2000 due to the merger with FCBF and increased goodwill expense of $1.6 million ($970,000 net of tax), also in the first quarter of fiscal 2000. Unamortized goodwill from a previous merger became impaired and was written off. Exclusive of the one-time charges for the merger and goodwill, non-interest expense decreased $510,000 for the nine-month period ended December 31, 1999 as compared to the same period in the prior year. This decrease is primarily due to a decrease in compensation of $480,000 and a decrease in other non-interest expense of $400,000. Additionally, marketing expense and occupancy expense decreased $80,000 and $30,000, respectively, for the same nine-month period as compared to the prior year. Partially offsetting these decreases were increases of $330,000 in furniture and equipment expense, $110,000 in data processing expense, and $30,000 in federal insurance premiums as compared to the prior nine-month period.

INCOME TAXES. Income tax expense decreased $480,000 and $3.1 million during the respective three and nine months ended December 31, 1999 as compared to the same periods in 1998. The effective tax rate was 38.1% and 47.6%, respectively for the current year as compared to 38.4% and 38.2% for the three- and nine-month periods last year. The unusual effective tax rate for the nine-month period ended December 31, 1999, is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes.

FINANCIAL CONDITION

During the nine months ended December 31, 1999, the Corporation's assets increased by $168.6 million from $2.66 billion at March 31, 1999, to $2.83 billion. The majority of this increase was attributable to increases in loans and investment securities.

Investment securities (both available for sale and held to maturity) decreased $8.4 million during the nine months ended December 31, 1999 as a result of sales and maturities of $99.6 million of U.S. Government and agency securities which was partially offset by purchases of $91.2 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $23.2 million during the nine months ended December 31, 1999 as a result of principal repayments and market value adjustments of $47.1 million. This decrease was partially offset by purchases of $23.9 million. Mortgage-related securities consisted of $200.2 million of mortgage-backed securities and $35.1 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at December 31, 1999.

The Corporation's investments in CMO's and REMIC's are limited to federal agency issued REMIC's which represent an interest in mortgage-backed securities. These investments are deemed to have limited credit risk. The investments do have prepayment risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.

Total loans (including loans held for sale) increased $183.7 million during the nine months ended December 31, 1999. Activity for the period included (i) originations and purchases of $835.8 million, (ii) sales of $207.4 million, and
(iii) principal repayments and other adjustments of $444.7 million.

Deposits increased $9.2 million during the nine months ended December 31, 1999. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled
$94.3 million at December 31, 1999 and generally mature in one year. FHLB advances increased $169.2 million during the nine months ended December 31, 1999. Reverse repurchase agreements increased $5.2 million and other borrowings decreased $4.4 million during the nine months ended December 31, 1999. Advance payments by borrowers for taxes and insurance decreased $9.3 million.

Stockholders' equity increased $3.9 million during the nine months ended December 31, 1999 as a net result of (i) comprehensive income of $10.7 million
(ii) stock options exercised of $6.0 million (with the excess of the cost of treasury shares over the option price ($1.6 million) charged to retained earnings), (iii) the tax benefit from certain stock options of $1.3 million,
(iv) the purchase of stock by retirement plans of $540,000, (v) benefit plan shares earned and related tax adjustments totaling $80,000, and (vi) the decrease in market value of the SERP liability of $280,000. These were offset by
(i) cash dividends of $4.2 million and (ii) treasury stock purchases of $9.2 million.

IMPACT OF YEAR 2000

STATE OF READINESS The Corporation has addressed all potential problems associated with automated systems including information systems. The Corporation identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor (third party). The Corporation's plan included obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation was fully compliant by June 30, 1999. The Corporation successfully completed all tests and does not anticipate any future problems.

COSTS The total cost of the Year 2000 project was approximately $500,000 and was funded through operating cash flows. All costs have been incurred and there are no further expenditures projected for Year 2000 issues.

CONTINGENCY PLANS The Corporation has completed its contingency plans for all critical applications. These contingency plans will be adopted as a part of the Corporation's formal disaster plan. The plan will be updated and tested annually.

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

Non-performing assets (consisting of non-accrual loans, certain real estate held for development and sale, foreclosed properties and repossessed assets) for all periods shown have been restated to include non-performing assets from the merger with FCBF. Of the amount merged with the Corporation's non-performing loans, none of the loans were greater than $1.0 million. Non-performing assets remained steady at $6.4 million from March 31, 1999 to December 31, 1999 and represented 0.24% to 0.22% of total assets at such respective dates.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                        AT MARCH 31,
                                                  AT DECEMBER 31,    --------------------------------------------------
                                                     1999                  1999             1998             1997
                                               -----------------     --------------------------------------------------
                                                                           (Dollars In Thousands)

Non-accrual loans:

 Single-family residential                         $      2,968          $      2,931     $      3,256    $      3,019

 Multi-family residential                                     3                    --              898           4,489

 Commercial real estate                                     354                   145              288             778

 Construction and land                                       --                    --               --           2,258

 Consumer                                                   610                   571              765             463

 Commercial business                                        402                   359              769             610
                                                  -------------          ------------     ------------    ------------
  Total non-accrual loans                                 4,337                 4,006            5,976          11,617

Real estate held for development and sale                 1,680                 1,764            4,431           2,736

Foreclosed properties and repossessed assets,
 net                                                        341                   630            3,806             246
                                                  -------------          ------------     ------------    ------------
  Total non-performing assets                     $       6,358          $      6,400     $     14,213    $     14,599
                                                  =============          ============     ============    ============
Performing troubled debt restructurings           $          --          $        293     $        329    $        329
                                                  =============          ============     ============    ============

Total non-accrual loans to total loans                     0.18%                 0.18%            0.29%           0.66%

Total non-performing assets to total assets                0.22                  0.24             0.56            0.68

Allowance for loan losses to total loans                   1.01                  1.08             1.23            1.36

Allowance for loan losses to total
 non-accrual loans                                       565.44                599.78           425.03          207.93

Allowance for loan and foreclosure losses
 to total non-performing assets                          388.35                379.97           181.00          172.84

Non-accrual loans increased $330,000 during the nine months ended December 31, 1999 primarily due to the addition of $210,000 of commercial real estate non-accrual loans. Other categories also increased slightly. At December 31, 1999, there were no non-accrual loans with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale decreased $80,000 for the nine months ended December 31, 1999. At December 31, 1999, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $1.9 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project that was sold in fiscal 1999. One of the condominium units was sold which resulted in a decrease of $210,000 in non-performing real estate held for development and sale. This decrease was partially offset by the addition of an investment in a multi-family property with a net carrying value of $120,000 acquired in the FCB merger. Additionally, the sale of a multi-family project in Madison, Wisconsin, that had been a non-accrual loan, resulted in the Corporation providing interim financing to the buyer until permanent financing can be obtained. A deferred gain of $310,000, associated with the project remains in real estate held for development and sale until the sale of the property is deemed final.

Foreclosed properties and repossessed assets decreased $290,000 largely due to the sale of a multi-family unit that had a carrying value of $370,000. There are no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at December 31, 1999.

There are no performing troubled debt restructurings at December 31, 1999. This represents a decrease of $290,000 from March 31, 1999.

At December 31, 1999, assets that the Corporation has classified as substandard, net of reserves, consisted of $12.4 million of loans and foreclosed properties. As of March 31, 1999, the substandard assets amounted to $10.5 million. The increase of $1.9 million is due largely to the addition of the Bloomington, Minnesota condominium units that are classified as non-performing real estate held for development and sale which were added to substandard investments during the nine-month period ended December 31, 1999. The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                                                                           AT MARCH 31,
                                  AT DECEMBER 31,        -------------------------------------------------
                                        1999                 1999              1998                1997
                                  ---------------        ----------         ----------          ----------
                                                                 (In Thousands)

30 to 59 days                       $    5,202           $    5,535         $    7,525          $    4,133
60 to 89 days                              885                  693              1,397               1,091
                                    ----------           ----------         ----------          ----------
   Total                            $    6,087           $    6,228         $    8,922          $    5,224
                                    ==========           ==========         ==========          ==========

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

A summary of the activity in the allowance for losses on loans follows:

                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    DECEMBER 31,                         DECEMBER 31,
                                          ---------------------------------    ----------------------------------
                                                1999            1998                 1999             1998
                                          ---------------------------------    ----------------------------------
                                                                   (Dollars In Thousands)
Allowance at beginning of period             $ 24,732         $ 25,210             $ 24,324         $ 25,400
Charge-offs:
  Mortgage                                         (5)          (1,210)                  (9)          (1,533)
  Consumer                                       (211)            (271)                (793)            (775)
  Commercial business                            (189)            (157)                (361)            (367)
                                             --------         --------             --------         --------
     Total charge-offs                           (405)          (1,638)              (1,163)          (2,675)

Recoveries:
  Mortgage                                          9              217                   42              401
  Consumer                                         26               20                  142              106
  Commercial business                              11                6                   22               24
                                             --------         --------             --------          -------
     Total recoveries                              46              243                  206              531
                                             --------         --------             --------          -------
     Net charge-offs                             (359)          (1,395)                (957)          (2,144)

Provision                                         150              359                1,156              918
                                             --------         --------             --------          -------
     Allowance at end of period              $ 24,523         $ 24,174             $ 24,523         $ 24,174
                                             ========         ========             ========         ========
Net charge-offs to average loans                (0.06)%          (0.26)%              (0.06)%          (0.14)%
                                                 ====             ====                 ====             ====



Although management believes that the December 31, 1999 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At December 31, 1999, the Corporation had outstanding commitments to originate loans of $67.7 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $125.6 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.3 million. The Corporation had firm commitments outstanding to deliver loans through the FHLB Mortgage Partnership Finance Program of $5.0 million at December 31, 1999. Scheduled maturities of certificates of deposit during the twelve months following December 31, 1999 amounted to $960.4 million and scheduled maturities of FHLB advances during the same period totaled
$373.3 million. At December 31, 1999, the Corporation also had $47.6 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following December 31, 1999. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended December 31, 1999, the Bank's average liquidity ratio was 16.40%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. As a state-chartered savings institution, the Bank is also subject to the minimum regulatory capital requirement of the State of Wisconsin, which is 6% of total assets. The Bank's capital ratio for this measurement was 7.61% as of December 31, 1999.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 1999 and December 31, 1998 (dollars in thousands):

[CAPTION]

                                                                                      MINIMUM REQUIRED
                                                             MINIMUM REQUIRED            TO BE WELL
                                                               FOR CAPITAL            CAPITALIZED UNDER
                                        ACTUAL              ADEQUACY PURPOSES         OTS REQUIREMENTS
                               -----------------------------------------------------------------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                               ------------------------  ------------------------  --------------------------
AS OF DECEMBER 31, 1999:

Tier 1 capital
  (to adjusted tangible         $   187,871      6.73%   $    83,724      3.00%    $   139,540      5.00%
  assets)

Risk-based capital
  (to risk-based assets)            211.152     11.31        149,356      8.00         186,695     10.00

Tangible capital
  (to tangible assets)              187,871      6.73         41,862      1.50             N/A       N/A

AS OF DECEMBER 31, 1998:

Tier 1 capital
  (to adjusted tangible assets)     181,652      6.94         78,493      3.00         130,821      5.00

Risk-based capital
  (to risk-based assets)            202,562     12.06        134,355      8.00         167,944     10.00

Tangible capital
 (to tangible assets)               181,652      6.94         39,246      1.50             N/A       N/A

The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at December 31, 1999. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

The following table reconciles stockholder equity to regulatory capital at December 31, 1999 and 1998 (dollars in thousands):

[CAPTION]


                                                                                 DECEMBER 31,
                                                                   -----------------------------------------
                                                                         1999                    1998
                                                                   -----------------      ------------------
Stockholders' equity of the Corporation                                $  224,056              $  213,021

Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                            (35,133)                (26,702)
                                                                       ----------              ----------
Stockholders' equity of the Bank                                          188,923                 186,319

Less: Intangible assets and other non-includable assets                    (1,052)                 (4,667)
                                                                       ----------              ----------
Tier 1 and tangible capital                                               187,871                 181,652

Plus: Allowable general valuation allowances                               23,281                  20,910
                                                                       ----------              ----------
Risk based capital                                                     $  211,152              $  202,562
                                                                       ==========              ==========

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The have been no material changes in the Corporation's asset/liability structure or management strategies and assumptions since the prior fiscal year ended March 31, 1999. The cumulative net gap position at December 31, 1999 has not changed materially since March 31, 1999.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and nine months ended December 31, 1999 and 1998, respectively.

                                                                           THREE MONTHS ENDED DECEMBER 31, 1999
                                                                    --------------------------------------------------
                                                                                                          CONSOLIDATED
                                                                    REAL ESTATE         COMMUNITY           FINANCIAL
                                                                    INVESTMENTS          BANKING           STATEMENTS
                                                                    -----------        -----------        ------------
Interest income                                                      $      555        $    51,576         $    52,131
Interest expense                                                              0             30,727              30,727
                                                                     ----------        -----------         -----------
   Net interest income                                                      555             20,849              21,404
Provision for loan losses                                                     0                150                 150
                                                                     ----------        -----------         -----------
   Net interest income after provision for loan losses                      555             20,699              21,254
Other income (loss)                                                        (560)             3,095               2,535
Other expense                                                                37             12,777              12,814
                                                                     ----------        -----------         -----------
   Net operating income (loss)                                              (42)            11,017              10,975
Gain on sale of real estate partnership investments                           0                  0                   0
                                                                     ----------        -----------         -----------
   Income (loss) before income taxes                                        (42)            11,017              10,975
Income taxes                                                               (227)             4,410               4,183
                                                                     ----------        -----------         -----------
   Net income                                                        $      185        $     6,607         $     6,792
                                                                     ==========        ===========         ===========

Average assets                                                       $   29,636        $ 2,821,652         $ 2,851,288

                                                                           THREE MONTHS ENDED DECEMBER 31, 1998
                                                                    ---------------------------------------------------
                                                                                                          CONSOLIDATED
                                                                    REAL ESTATE         COMMUNITY           FINANCIAL
                                                                    INVESTMENTS          BANKING           STATEMENTS
                                                                    -----------        -----------        ------------
Interest income                                                      $      518        $    49,322         $    49,840
Interest expense                                                              0             28,934              28,934
                                                                     ----------        -----------         -----------
   Net interest income                                                      518             20,388              20,906
Provision for loan losses                                                     0                359                 359
                                                                     ----------        -----------         -----------
   Net interest income after provision for loan losses                      518             20,029              20,547
Other income (loss)                                                        (358)             4,582               4,224
Other expense                                                                19             12,598              12,617
                                                                     ----------        -----------         -----------
   Net operating income                                                     141             12,013              12,154
Gain on sale of real estate partnership investments                           0                  0                   0
                                                                     ----------        -----------         -----------
   Income before income taxes                                               141             12,013              12,154
Income taxes                                                               (116)             4,780               4,664
                                                                     ----------        -----------         -----------
   Net income                                                        $      257        $     7,233         $     7,490
                                                                     ==========        ===========         ===========

Average assets                                                       $   26,784        $ 2,611,688         $ 2,638,472

                                                                NINE MONTHS ENDED DECEMBER 31, 1999
                                                       ---------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       -------------     -------------       -------------
Interest income                                        $       1,615     $     150,054       $     151,669
Interest expense                                                   0            87,537              87,537
                                                       -------------     -------------       -------------
  Net interest income                                          1,615            62,517              64,132
Provision for loan losses                                          0             1,156               1,156
                                                       -------------     -------------       -------------
  Net interest income after provision for loan losses          1,615            61,361              62,976
Other income (loss)                                           (1,202)            9,299              8,097
Other expense                                                      3            47,577             47,580
                                                       -------------     -------------       -------------
  Net operating income                                           410            23,083              23,493
Gain on sale of real estate partnership investments                0                 0                   0
                                                       -------------     -------------       -------------
  Income before income taxes                                     410            23,083              23,493
Income taxes                                                    (367)           11,549              11,182
                                                       -------------     -------------       -------------
Net income                                             $         777     $      11,534       $      12,311
                                                       =============     =============       =============
Average assets                                         $      29,311     $   2,739,299       $   2,768,610


                                                                NINE MONTHS ENDED DECEMBER 31, 1998
                                                       ----------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       -------------      ------------       --------------

Interest income                                        $       1,316     $     146,331       $     147,647
Interest expense                                                   0            86,794              86,794
                                                       -------------     -------------       -------------
  Net interest income                                          1,316            59,537              60,853
Provision for loan losses                                          0               918                 918
                                                       -------------     -------------       -------------

  Net interest income after provision for loan losses          1,316            58,619              59,935
Other income                                                   1,163            14,306              15,469
Other expense                                                    (27)           38,037              38,010
                                                       -------------     -------------       -------------
   Net operating income                                        2,506            34,888              37,394
Gain on sale of real estate partnership investments                0                 0                   0
                                                       -------------     -------------       -------------
   Income before income taxes                                  2,506            34,888              37,394
Income taxes                                                     553            13,720              14,273
                                                       -------------     -------------       -------------
   Net income                                          $       1,953     $      21,168       $      23,121
                                                       =============     =============       =============
Average assets                                         $      23,292     $   2,603,377       $   2,626,669

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               See "Asset/Liability Management".

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

                                                         ANCHOR BANCORP WISCONSIN INC.

Date:           January 31, 2000                        By:  /s/ Douglas J. Timmerman
         ------------------------------                      -----------------------------------------------------
                                                             Douglas J. Timmerman, Chairman of the
                                                             Board, President and Chief Executive Officer

Date:           January 31, 2000                        By:  /s/ Michael W. Helser
         ------------------------------                      -----------------------------------------------------
                                                             Michael W. Helser, Treasurer and
                                                             Chief Financial Officer
