Form 10-Q/A
period 1999-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2000-03-06
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 2 TO

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    --------------     --------------


                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                     39-1726871
        -------------                                 --------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

      25 West Main Street
      Madison, Wisconsin                                  53703
     --------------------                                -------
(Address of principal executive office)                 (Zip Code)









                                 (608) 252-8700
                        ------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                         ---------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

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

                          ANCHOR BANCORP WISCONSIN INC.
                              INDEX - FORM 10-Q/A
                                   AMENDMENT 2



                                                                                                         PAGE #
                                                                                                         ------

PART I - FINANCIAL INFORMATION



         Item 1     Financial Statements (Unaudited)

                            Consolidated Balance Sheets as of June 30,1999
                            and March 31, 1999                                                              2

                            Consolidated Statements of Income for the Three
                            Months Ended June 30, 1999 and 1998                                             3

                            Consolidated Statements of Cash Flows for the
                            Three Months Ended June 30, 1999 and 1998                                       4



                            Notes to Unaudited Consolidated Financial
                            Statements                                                                      6

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

                            Results of Operations                                                           9

                            Financial Condition                                                            13

                            Asset Quality                                                                  15

                            Liquidity & Capital Resources                                                  18

                            Asset/Liability Management                                                     20

         Item 3     Quantitative and Qualitative Disclosures About Market Risk                             23


PART II - OTHER INFORMATION

         Item 1     Legal Proceedings                                                                      23
         Item 2     Changes in Securities                                                                  23
         Item 3     Defaults upon Senior Securities                                                        23
         Item 4     Submission of Matters to Vote of Security Holders                                      23
         Item 5     Other Information                                                                      24
         Item 6     Exhibits and Reports on Form 8-K                                                       24

SIGNATURES                                                                                                 25

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                               JUNE 30,           MARCH 31,
                                                                                 1999              1999
                                                                             --------------------------------
                                                                                       (In Thousands)

ASSETS

Cash                                                                           $    35,071       $    32,807
Interest-bearing deposits                                                            9,223            31,169
                                                                               -----------       -----------
  Cash and cash equivalents                                                         44,294            63,976
Investment securities available for sale                                            57,541            40,256
Investment securities held to maturity (fair value of $55,200 and
  $47,300, respectively)                                                            55,957            47,466
Mortgage-related securities available for sale                                      64,766            66,956
Mortgage-related securities held to maturity (fair value of $189,200
  and $192,700, respectively)                                                      191,639           191,533
Loans receivable, net:
  Held for sale                                                                     10,691            18,080
  Held for investment                                                            2,189,647         2,111,566
Foreclosed properties and repossessed assets, net                                      155             1,710
Real estate held for development and sale                                           32,121            30,075
Office properties and equipment                                                     24,956            24,879
Federal Home Loan Bank stock--at cost                                               27,247            27,745
Accrued interest on investments and loans                                           17,888            17,322
Prepaid expenses and other assets                                                   18,485            22,154
                                                                               -----------       -----------
   Total assets                                                                $ 2,735,387       $ 2,663,718
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $ 1,859,057       $ 1,835,416
Federal Home Loan Bank and other borrowings                                        553,746           530,495
Reverse repurchase agreements                                                       64,360            42,464
Advance payments by borrowers for taxes and insurance                               15,441            10,360
Other liabilities                                                                   21,980            24,696
                                                                               -----------       -----------
   Total liabilities                                                             2,514,584         2,443,431
                                                                               -----------       -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                            -                 -
Common stock, $.10 par value, 100,000,000 and 30,000,000 shares
 authorized, respectively,  25,201,667 shares issued                                 2,520             2,500
Additional paid-in capital                                                          54,674            80,199
Retained earnings                                                                  165,381           168,458
Less:   Treasury stock (0 shares and 1,166,483 shares,
          respectively), at cost                                                         -           (29,811)
        Borrowings of Employee Stock Ownership Plan                                 (1,360)           (1,370)
        Common stock purchased by benefit plans                                       (689)             (689)
        Accumulated other comprehensive income                                         277             1,000
                                                                               -----------       -----------
     Total stockholders' equity                                                    220,803           220,287
                                                                               -----------       -----------
     Total liabilities and stockholders' equity                                $ 2,735,387       $ 2,663,718
                                                                               ===========       ===========



See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                         1999                     1998
                                                                      -------------------------------------
                                                                      (In Thousands, Except Per Share Data)
INTEREST INCOME:

Loans                                                                    $ 42,319                 $ 41,972
Mortgage-related securities                                                 4,050                    3,917
Investment securities                                                       1,870                    1,791
Interest-bearing deposits                                                     214                      524
                                                                         --------                 --------
  Total interest income                                                    48,453                   48,204

INTEREST EXPENSE:
Deposits                                                                   19,876                   20,356
Notes payable and other borrowings                                          7,796                    7,689
Other                                                                         114                      191
                                                                         --------                 --------
  Total interest expense                                                   27,786                   28,236
                                                                         --------                 --------
  Net interest income                                                      20,667                   19,968
Provision for loan losses                                                     856                      275
                                                                         --------                 --------
  Net interest income after provision for loan losses                      19,811                   19,693

NON-INTEREST INCOME:
Loan servicing income                                                         556                      757
Service charges on deposits                                                 1,306                    1,224
Insurance commissions                                                         218                      356
Gain on sale of loans                                                       1,029                    2,142
Net income from operations of real estate investment                          124                      542
Other                                                                         427                      430
                                                                         --------                 --------
  Total non-interest income                                                 3,660                    5,451

NON-INTEREST EXPENSES:
Compensation                                                                6,960                    6,919
Occupancy                                                                     914                    1,014
Federal insurance premiums                                                    267                      258
Furniture and equipment                                                       889                      852
Data processing                                                               960                      780
Marketing                                                                     670                      676
Merger-related                                                              8,500                        -
Goodwill                                                                    1,761                       70
Other                                                                       1,830                    1,889
                                                                         --------                 --------
  Total non-interest expenses                                              22,751                   12,458
                                                                         --------                 --------
  Income before income taxes                                                  720                   12,686
Income taxes                                                                2,323                    4,828
                                                                         --------                 --------
  Net income (loss)                                                      $ (1,603)                $  7,858
                                                                         ========                 ========

EARNINGS PER SHARE:
  Basic                                                                  $  (0.07)                $   0.32
  Diluted                                                                   (0.06)                    0.31



See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                  1999                 1998
                                                                             -------------------------------------
                                                                                         (In Thousands)
OPERATING ACTIVITIES

 Net income                                                                      $ (1,603)             $  7,858

 Adjustments to reconcile net income to net cash provided (used) by operating activities:

 Provision for losses on loans                                                        856                   275

 Provision for depreciation and amortization                                          729                   619

 Net gain on sales of loans                                                        (1,029)               (2,142)

 Increase (decrease) in accrued interest receivable                                   566                (2,112)

 Decrease in accrued interest payable                                                (979)                 (354)

 Decrease in accounts payable                                                      (2,913)                 (500)

 Other                                                                              8,163                 8,112
                                                                                 --------              --------
 Net cash provided by operating activities before proceeds

  from loan sales                                                                   3,790                11,756

 Net proceeds (use) from origination and sale of loans held for sale               (4,595)               13,349
                                                                                 --------              --------
  Net cash provided (used) by operating activities                                   (805)               25,105

INVESTING ACTIVITIES

 Proceeds from sales of investment securities available for sale                    2,143                 3,228

 Proceeds from maturities of investment securities                                  5,485                 8,101

 Purchase of investment securities available for sale                             (19,600)              (18,063)

 Purchase of investment securities held to maturity                               (11,000)              (12,933)

 Purchase of mortgage-related securities held to maturity                          (8,851)                   --

 Purchase of mortgage-related securities available for sale                        (8,985)                   --

 Principal collected on mortgage-related securities                                19,037                24,204

 Increase in loans receivable                                                     (70,692)              (50,953)

 Purchase of office properties and equipment                                         (784)                 (461)

 Sales of real estate                                                               1,866                 3,155

 Purchase of real estate held for sale                                             (3,827)               (3,876)
                                                                                 --------              --------
  Net cash used by investing activities                                           (95,208)              (47,598)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                                   (Unaudited)



                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                  -------------------------------------
                                                                                      1999                 1998
                                                                                  -------------------------------------
                                                                                              (In Thousands)
FINANCING ACTIVITIES

 Increase in deposit accounts                                                       $  23,641              $  41,639

 Increase in advance payments by borrowers

   for taxes and insurance                                                              5,081                  8,660

 Proceeds from notes payable to Federal Home Loan Bank                                208,800                296,300

 Repayment of notes payable to Federal Home Loan Bank                                (183,400)              (274,800)

 Increase (decrease) in securities sold under agreements

  to repurchase                                                                        21,896                (20,176)

 Increase (decrease) in other loans payable                                            (2,150)                 3,130

 Treasury stock purchased                                                                --                   (4,127)

 Stock options exercised                                                                3,137                    393

 Purchase of stock by retirement plans                                                    230                    454

 Payments of cash dividends to stockholders                                              (904)                (1,553)
                                                                                    ---------              ---------
   Net cash provided by financing activities                                           76,331                 49,920
                                                                                    ---------              ---------
   Net increase (decrease) in cash and cash equivalents                               (19,682)                27,427

 Cash and cash equivalents at beginning of year                                        63,976                 67,526
                                                                                    ---------              ---------
   Cash and cash equivalents at end of year                                         $  44,294              $  94,953
                                                                                    =========              =========

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid or credited to accounts:

  Interest on deposits and borrowings                                               $  19,688              $  28,238

  Income taxes                                                                          3,288                    858

Non-cash transactions:

 Loans transferred to foreclosed properties                                                --                     73

 Retirement of treasury stock                                                           2,613                     --

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

Statement 130 "Reporting Comprehensive Income" requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. During the quarter ended June 30, 1999 and 1998, total comprehensive income (loss) amounted to ($2.3) million and $7.6 million, respectively.

The Corporation restated its financial statements as of and for the three-month period ended June 30, 1999 from those previously issued. The restatement was made to recognize additional income tax expense related to the $8.5 million merger-related charge recorded in connection with the merger with FCB Financial Corp. Certain merger-related charges are not deductible for tax purposes. As a result of this restatement, income tax expense for the three-month period ended June 30, 1999, increased by $1.76 million from that previously reported, with a corresponding decrease in net income. Basic and diluted earnings per share was reduced by $.08 and $.07, respectively, for the three-month period ended June 30, 1999 from the amounts previously reported.

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



                                                          THREE MONTHS ENDED JUNE 30,
                                                ------------------------------------------------
                                                      1999                           1998
                                                ------------------------------------------------

Numerator:
Net income                                          $ (1,603,185)                   $ 7,857,880
Numerator for basic and diluted earnings
  per share--income available to common
  stockholders                                      $ (1,603,185)                   $ 7,857,880

Denominator:
Denominator for basic earnings per
  share--weighted-average shares                      24,501,732                     24,200,294
Effect of dilutive securities:
  Employee stock options                                 984,283                      1,473,629
Denominator for diluted earnings per
  share--adjusted weighted-average
  shares and assumed conversions                      25,486,015                     25,673,923
                                                    ============                    ===========
Basic earnings per share                            $      (0.07)                   $      0.32
                                                    ============                    ===========
Diluted earnings per share                          $      (0.06)                   $      0.31
                                                    ============                    ===========

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



                                                                    THREE MONTHS ENDED JUNE 30,
                                            --------------------------------------------------------------------------
                                                            1999                                  1998
                                            ----------------------------------    ------------------------------------
                                                                      AVERAGE                                 AVERAGE
                                               AVERAGE                 YIELD/        AVERAGE                   YIELD/
                                               BALANCE     INTEREST   COST(1)        BALANCE     INTEREST     COST(1)
                                            ----------------------------------    ------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                 $1,697,115    $ 31,934    7.53%      $ 1,585,783   $  31,980     8.07%
Consumer loans                                    402,402       8,656    8.60           399,468       9,099     9.11
Commercial business loans                          83,634       1,729    8.27            43,263         893     8.26
                                               ----------    --------               -----------   ---------
  Total loans receivable                        2,183,151      42,319    7.75         2,028,514      41,972     8.28
Mortgage-related securities                       253,455       4,050    6.39           242,985       3,917     6.45
Investment securities                             106,907       1,431    5.35            93,347       1,354     5.80
Interest-bearing deposits                          13,792         214    6.21            37,303         524     5.62
Federal Home Loan Bank stock                       27,000         439    6.50            26,645         437     6.56
                                               ----------    --------               -----------   ---------
  Total interest-earning assets                 2,584,305      48,453    7.50         2,428,794      48,204     7.94
Non-interest-earning assets                        95,713                                85,023
                                               ----------                           -----------
  Total assets                                 $2,680,018                           $ 2,513,817
                                               ==========                           ===========

INTEREST-BEARING LIABILITIES
Demand deposits                                $  526,479       3,461    2.63       $   424,740       2,941     2.77
Regular passbook savings                          146,708         858    2.34           136,710         808     2.36
Certificates of deposit                         1,163,380      15,557    5.35         1,148,065      16,607     5.79
                                               ----------    --------               -----------   ---------
  Total deposits                                1,836,567      19,876    4.33         1,709,515      20,356     4.76
Notes payable and other borrowings                586,550       7,796    5.32           545,254       7,689     5.64
Other                                              12,298         114    3.71            16,889         191     4.52
                                               ----------    --------               -----------   ---------
  Total interest-bearing liabilities            2,435,415      27,786    4.56         2,271,658      28,236     4.97
                                                             --------    ----                     ---------     ----
Non-interest-bearing liabilities                   23,389                                33,338
                                               ----------                           -----------
  Total liabilities                             2,458,804                             2,304,996
Stockholders' equity                              221,214                               208,821
                                               ----------                           -----------
  Total liabilities and stockholders' equity   $2,680,018                           $ 2,513,817
                                               ==========                           ===========
  Net interest income/interest rate spread                   $ 20,667    2.94%                    $  19,968     2.97%
                                                             ========    ====                     =========     ====
  Net interest-earning assets                  $  148,890                           $   157,136
                                               ==========                           ===========
  Net interest margin                                                    3.20%                                  3.29%
                                                                         ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities         1.06                                  1.07
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

Stockholders' equity increased $520,000 during the three months ended June 30, 1999 as a net result of (i) stock options exercised of $3.73 million (with the excess of the cost of treasury shares over the option price ($600,000) charged to retained earnings), (ii) the tax benefit from certain stock options of $370,000, (iii) the purchase of stock by retirement plans of $230,000, and (iv) benefit plan shares earned and related tax adjustments totaling $10,000. These were offset by (i) cash dividends of $900,000 and (ii) a comprehensive loss of $2.33 million.



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

Non-performing assets are summarized as follows at the dates indicated:





                                                                                           AT MARCH 31,
                                                     AT JUNE 30,        ------------------------------------------------
                                                        1999                  1999             1998             1997
                                                  ----------------      ------------------------------------------------
                                                                       (Dollars In Thousands)
Non-accrual loans:

 Single-family residential                                 $ 2,150           $ 2,931           $ 3,256           $ 3,019

 Multi-family residential                                       --                --               898             4,489

 Commercial real estate                                        138               145               288               778

 Construction and land                                          --                --                --             2,258

 Consumer                                                      584               571               765               463

 Commercial business                                           362               359               769               610
                                                           -------           -------           -------           -------

  Total non-accrual loans                                    3,234             4,006             5,976            11,617

Real estate held for development and sale                    1,781             1,764             4,431             2,736

Foreclosed properties and repossessed assets, net              155               630             3,806               246
                                                           -------           -------           -------           -------
  Total non-performing assets                              $ 5,170           $ 6,400           $14,213           $14,599
                                                           =======           =======           =======           =======

Performing troubled debt restructurings                    $   293           $   293           $   329           $   329
                                                           =======           =======           =======           =======

Total non-accrual loans to total loans                        0.14%             0.18%             0.29%             0.66%


Total non-performing assets to total assets                   0.19              0.24              0.24              0.24

Allowance for loan losses to total loans                      1.07              1.08              1.23              1.36

Allowance for loan losses to total

 non-accrual loans                                          760.76            599.78            425.03            207.93

Allowance for loan and foreclosure losses

 to total non-performing assets                             479.65            379.97            181.00            172.84






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

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.





                                                                                        AT MARCH 31,
                                                  AT JUNE 30,        --------------------------------------------------
                                                     1999                  1999             1998             1997
                                               -----------------     --------------------------------------------------
                                                                            (In Thousands)
30 to 59 days                                  $           5,817      $       5,535    $       7,525    $         4,133
60 to 89 days                                              3,521                693            1,397              1,091
                                               -----------------      -------------    -------------    ---------------
  Total                                        $           9,338      $       6,228    $       8,922    $         5,224
                                               =================      =============    =============    ===============

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

A summary of the activity in the allowance for losses on loans follows:




                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   ----------------------------------
                                                                                          1999                1998
                                                                                   ----------------------------------
                                                                                         (Dollars In Thousands)
Allowance at beginning of period                                                         $ 24,027            $ 25,400

Charge-offs:

  Mortgage                                                                                     (3)                (45)

  Consumer                                                                                   (393)               (271)

  Commercial business                                                                          (1)                (12)
                                                                                         --------            --------

     Total charge-offs                                                                       (397)               (328)

Recoveries:

  Mortgage                                                                                     13                  36

  Consumer                                                                                     96                  75

  Commercial business                                                                           8                   8
                                                                                         --------            --------
     Total recoveries                                                                         117                 119
                                                                                         --------            --------
     Net charge-offs                                                                         (280)               (209)
                                                                                         --------            --------
Provision                                                                                     856                 275
                                                                                         --------            --------
Allowance at end of period                                                               $ 24,603            $ 25,466
                                                                                         ========            ========

Net recoveries (charge-offs) to

 average loans                                                                            (0.05)%             (0.04)%
                                                                                          =====               =====



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
                               -----------------------------------------------------------------------------
AS OF JUNE 30, 1999:
Tier 1 capital

  (to adjusted tangible assets)     $ 181,326      6.72%      $ 80,943       3.00%     $ 134,905      5.00%

Risk-based capital

  (to risk-based assets)              203,159      11.63       139,727       8.00        174,659      10.00

Tangible capital

  (to tangible assets)                181,326       6.72         40,47       1.50        N/A          N/A


AS OF JUNE 30, 1998:

Tier 1 capital

  (to adjusted tangible assets)       173,790       6.83        76,315       3.00        127,191       5.00

Risk-based capital

  (to risk-based assets)              193,669      11.94       129,720       8.00        162,150      10.00

Tangible capital

  (to tangible assets)                173,790       6.83                38,151.50        N/A         N/A



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

The following table reconciles stockholder equity to regulatory capital at June 30, 1999 and 1998 (dollars in thousands):


                                                                                   JUNE 30,
                                                                   -----------------------------------------
                                                                         1999                       1998
                                                                   -----------------------------------------

Stockholders' equity of the Corporation                                $ 220,803                  $ 206,138

Less: Capitalization of the Corporation and Non-Bank

  subsidiaries                                                           (39,245)                   (28,163)
                                                                       ---------                   --------
Stockholders' equity of the Bank                                         181,558                    177,975

Less: Intangible assets and other non-includable assets                     (232)                    (4,185)
                                                                       ---------                   --------
Tier 1 and tangible capital                                              181,326                    173,790

Plus: Allowable general valuation allowances                              21,833                     19,879
                                                                       ---------                   --------
Risk based capital                                                     $ 203,159                  $ 193,669
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

                                                                THREE MONTHS ENDED JUNE 30, 1999
                                                        ------------------------------------------------------

                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $           523    $        48,453    $         48,976

Interest expense                                                     0             27,786              27,786
                                                       ---------------    ---------------    ----------------
  Net interest income                                              523             20,667              21,190

Provision for loan losses                                            0                856                 856
                                                       ---------------    ---------------    ----------------

  Net interest income after provision for loan losses              523             19,811              20,334

Other income (loss)                                               (463)             3,536               3,073

Other expense                                                      (64)            22,751              22,687
                                                       ---------------    ---------------    ----------------

  Net operating income                                             124                596                 720

Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------

  Income before income taxes                                       124                596                 720

Income taxes                                                       290              2,033               2,323
                                                       ---------------    ---------------    ----------------
  Net income                                           $          (166)   $        (1,437)   $         (1,603)
                                                       ===============    ===============    ================


Average assets                                         $        31,098    $     2,828,920    $      2,860,018



                                                                    THREE MONTHS ENDED JUNE 30, 1998
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $           107    $        48,204    $         48,311

Interest expense                                                     0             28,236              28,236
                                                       ---------------    ---------------    ----------------
  Net interest income                                              107             19,968              20,075

Provision for loan losses                                            0                275                 275
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses              107             19,693              19,800

Other income                                                       405              4,909               5,314

Other expense                                                      (30)            12,458              12,428
                                                       ---------------    ---------------    ----------------
  Net operating income                                             542             12,144              12,686

Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                       542             12,144              12,686

Income taxes                                                       186              4,642               4,828
                                                       ---------------    ---------------    ----------------

  Net income                                           $           356    $         7,502    $          7,858
                                                       ===============    ===============    ================

Average assets                                         $        28,345    $     1,986,674    $      2,015,019

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



                                                                                                 NUMBER OF VOTES
                                                                                -------------------------------------------------
                                                                                    FOR                               WITHHELD
                                                                                -------------                       -------------
Nominees for three-year term ending 2002:
 Pat Richter                                                                       22,137,231                             241,137
 Donald D. Parker                                                                  22,151,327                             227,041
 Richard A. Bergstrom                                                              22,151,312                             227,056
 Donald D. Kropidlowski                                                            22,151,532                             226,836



                                                                                     FOR              AGAINST          WITHHELD
                                                                                -------------      ------------     -------------
Appointment of Ernst & Young LLP as independent auditor
 for the year ending March 31, 2000                                                22,208,668            81,718            87,982


                                                                                    FOR              AGAINST          WITHHELD
                                                                                -------------      ------------     -------------
Amendment to Corporation's Articles of Incorporation
to increase the number of authorized shares of the
Corporation's common stock from 30,000,000
to 100,000,000                                                                     17,766,374         4,163,288           428,490




                                                                                    FOR              AGAINST          WITHHELD
                                                                                -------------      ------------     -------------
                                                                                   20,705,037         1,004,842           510,611
Approval of the Employee Stock Purchase Plan






ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6            EXHIBITS AND REPORTS.

         (a)      EXHIBIT NO. 27  FINANCIAL DATA SCHEDULES

         (b) EXHIBIT NO. 27.1 RESTATED FINANCIAL DATA SCHEDULE (three month period ended June 30, 1999).

         (c)      REPORTS ON FORM 8-K.

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


                                    ANCHOR BANCORP WISCONSIN INC.



Date:     July 31, 1999         By:/s/ Douglas J. Timmerman
       ----------------------      ---------------------------------------------
                                   Douglas J. Timmerman, Chairman of the
                                   Board, President and Chief Executive Officer




Date:     July 31, 1999         By:/s/ Michael W. Helser
       ----------------------      ---------------------------------------------
                                   Michael W. Helser, Treasurer and
                                   Chief Financial Officer