Form 10-Q/A
period 1999-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2000-03-06
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 1 TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------   ----------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          Wisconsin                                       39-1726871
          ---------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       25 West Main Street
        Madison, Wisconsin                                  53703
       --------------------                                 -----
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

                          ANCHOR BANCORP WISCONSIN INC.
                              INDEX - FORM 10-Q/A


PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of September 30, 1999
                              and March 31, 1999                                                              2

                              Consolidated Statements of Income for the Three and Six
                              Months Ended September 30, 1999 and 1998                                        3

                              Consolidated Statements of Cash Flows for the Six Months
                              Ended September 30, 1999 and 1998                                               4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                           9

                              Financial Condition                                                            15

                              Asset Quality                                                                  17

                              Liquidity & Capital Resources                                                  20

                              Asset/Liability Management                                                     22

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             26


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      25
         Item 2       Changes in Securities                                                                  25
         Item 3       Defaults upon Senior Securities                                                        25
         Item 4       Submission of Matters to Vote of Security Holders                                      25
         Item 5       Other Information                                                                      25
         Item 6       Exhibits and Reports on Form 8-K                                                       25

SIGNATURES                                                                                                   26


                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         SEPTEMBER 30,    MARCH 31,
                                                                            1999            1999
                                                                       ---------------------------
                                                                             (In Thousands)
ASSETS
Cash                                                                   $    33,133    $    32,807
Interest-bearing deposits                                                    9,441         31,169
                                                                       -----------    -----------
  Cash and cash equivalents                                                 42,574         63,976
Investment securities available for sale                                    80,214         40,256
Investment securities held to maturity (fair value of $51,600 and
  $47,300, respectively)                                                    52,650         47,466
Mortgage-related securities available for sale                              63,276         66,956
Mortgage-related securities held to maturity (fair value of $178,600
  and $192,700, respectively)                                              182,063        191,533
Loans receivable, net:
  Held for sale                                                              4,171         18,080
  Held for investment                                                    2,268,394      2,111,566
Foreclosed properties and repossessed assets, net                              280          1,710
Real estate held for development and sale                                   32,165         30,075
Office properties and equipment                                             24,956         24,879
Federal Home Loan Bank stock--at cost                                       31,145         27,745
Accrued interest on investments and loans                                   18,391         17,322
Prepaid expenses and other assets                                           20,506         22,154
                                                                       -----------    -----------
     Total assets                                                      $ 2,820,785    $ 2,663,718
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                               $ 1,863,173    $ 1,835,416
Federal Home Loan Bank and other borrowings                                630,395        530,495
Reverse repurchase agreements                                               56,766         42,464
Advance payments by borrowers for taxes and insurance                       22,916         10,360
Other liabilities                                                           20,770         24,696
                                                                       -----------    -----------
     Total liabilities                                                   2,594,020      2,443,431
                                                                       -----------    -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                 --             --
Common stock, $.10 par value, 100,000,000 shares
 authorized, 25,363,339 and 24,998,648 shares issued, respectively           2,536          2,500
Additional paid-in capital                                                  56,304         80,199
Retained earnings                                                          170,530        168,458
Less: Treasury stock (48,057 shares and 1,166,483 shares,
           respectively), at cost                                             (793)       (29,811)
           Borrowings of Employee Stock Ownership Plan                      (1,013)        (1,370)
           Common stock purchased by benefit plans                            (689)          (689)
           Accumulated other comprehensive income (loss)                      (110)         1,000
                                                                       -----------    -----------
     Total stockholders' equity                                            226,765        220,287
                                                                       -----------    -----------
     Total liabilities and stockholders' equity                        $ 2,820,785    $ 2,663,718
                                                                       ===========    ===========


See accompanying Notes to Unaudited Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                        --------------------  --------------------
                                                           1999       1998        1999      1998
                                                        --------------------  --------------------
                                                           (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                   $ 43,793   $ 42,333    $ 86,112   $ 84,265
Mortgage-related securities                                3,968      3,536       8,018      7,453
Investment securities                                      2,148      2,165       4,018      3,995
Interest-bearing deposits                                    115        774         329      1,298
                                                        --------   --------    --------   --------
  Total interest income                                   50,024     48,808      98,477     97,011

INTEREST EXPENSE:
Deposits                                                  20,153     21,099      40,029     41,455
Notes payable and other borrowings                         8,676      8,195      16,472     16,145
Other                                                        194        164         308        259
                                                        --------   --------    --------   --------
  Total interest expense                                  29,023     29,458      56,809     57,859
                                                        --------   --------    --------   --------
  Net interest income                                     21,001     19,350      41,668     39,152
Provision for loan losses                                    150        284       1,006        559
                                                        --------   --------    --------   --------
  Net interest income after provision for loan losses     20,851     19,066      40,662     38,593

NON-INTEREST INCOME:
Loan servicing income                                        513        607       1,069      1,213
Service charges on deposits                                1,243      1,288       2,549      2,512
Insurance commissions                                        282        315         500        671
Net gain on sale of loans                                    366      1,684       1,395      3,990
Net gain (loss) on sale of investments and securities          3        (18)          5        (18)
Net income from operations of real estate investment         328      1,654         452      2,365
Other                                                        259        942         684      1,355
                                                        --------   --------    --------   --------
  Total non-interest income                                2,994      6,472       6,654     12,088

NON-INTEREST EXPENSES:
Compensation                                               6,722      7,130      13,682     14,049
Occupancy                                                  1,107      1,106       2,021      2,121
Federal insurance premiums                                   265        261         532        519
Furniture and equipment                                      911        832       1,800      1,684
Data processing                                              859        903       1,819      1,684
Marketing                                                    615        658       1,285      1,334
Merger-related                                              --         --         8,500       --
Goodwill                                                    --           70       1,761        140
Other                                                      1,568      2,023       3,398      3,910
                                                        --------   --------    --------   --------
  Total non-interest expenses                             12,047     12,983      34,798     25,441
                                                        --------   --------    --------   --------
  Income before income taxes                              11,798     12,555      12,518     25,240
Income taxes                                               4,676      4,781       6,999      9,609
                                                        --------   --------    --------   --------
  Net income                                            $  7,122   $  7,774    $  5,519   $ 15,631
                                                        ========   ========    ========   ========

Earnings per share:
  Basic                                                 $   0.29   $   0.32    $   0.22   $   0.65
  Diluted                                                   0.28       0.31        0.22       0.61

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                1999             1998
                                                                            ------------------------------
                                                                                    (In Thousands)

OPERATING ACTIVITIES
Net income                                                                   $   5,519         $  15,631
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for losses on loans                                                    1,006               559
Provision for depreciation and amortization                                      1,410             1,218
Net gain on sales of loans                                                      (1,395)           (3,990)
Net gain on sales of investments and mortgage-related securities                    (5)              (36)
Increase in accrued interest receivable                                         (1,069)             (694)
Increase in accrued interest payable                                             1,413             1,133
Decrease in accounts payable                                                    (2,846)           (2,892)
Other                                                                           (3,916)           (6,551)
                                                                             ---------         ---------
Net cash provided by operating activities before proceeds
 from loan sales                                                                   117             4,378
Net proceeds from origination and sale of loans held for sale                    1,925            15,963
                                                                             ---------         ---------
Net cash provided by operating activities                                        2,042            20,341

INVESTING ACTIVITIES
Proceeds from sales of investment securities available for sale                 10,228            16,457
Proceeds from maturities of investment securities                                8,531            18,763
Purchase of investment securities available for sale                           (53,356)          (41,474)
Purchase of investment securities held to maturity                             (11,000)          (26,037)
Proceeds from sales of mortgage-related securities available for sale               (2)            1,322
Purchase of mortgage-related securities held to maturity                        (8,851)          (10,935)
Purchase of mortgage-related securities available for sale                     (14,133)           (4,174)
Principal collected on mortgage-related securities                              35,006            52,090
Increase in loans receivable                                                  (142,919)         (121,566)
Purchase of office properties and equipment                                     (1,491)             (992)
Sales of real estate                                                             2,112             4,298
Purchase of real estate held for sale                                           (4,202)           (2,272)
                                                                             ---------         ---------
Net cash used by investing activities                                         (180,077)         (114,520)


                                  (Unaudited)




                                                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                                               ------------------------------
                                                                                  1999               1998
                                                                               ------------------------------
                                                                                       (In Thousands)
 FINANCING ACTIVITIES
 Increase in deposit accounts                                                  $  27,757         $  89,737
 Increase in advance payments by borrowers
  for taxes and insurance                                                         12,556            17,414
 Proceeds from notes payable to Federal Home Loan Bank                           659,650           451,750
 Repayment of notes payable to Federal Home Loan Bank                           (554,450)         (421,050)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                   14,302           (25,632)
 Increase (decrease) in other loans payable                                       (5,300)           19,068
 Treasury stock purchased                                                         (1,397)          (10,894)
 Reissuance of treasury stock for options                                          4,035             1,736
 Purchase of stock by retirement plans                                               384              --
 Payments of cash dividends to stockholders                                         (904)           (3,267)
                                                                               ---------         ---------
  Net cash provided by financing activities                                      156,633           118,862
                                                                               ---------         ---------
  Net increase (decrease) in cash and cash equivalents                           (21,402)           24,683
 Cash and cash equivalents at beginning of year                                   63,976            67,526
                                                                               ---------         ---------
  Cash and cash equivalents at end of year                                     $  42,574         $  92,209
                                                                               =========         =========

SUPPLEMENTARY CASH FLOW INFORMATION: Cash paid or credited to accounts:
  Interest on deposits and borrowings                                          $  43,081         $  64,666
  Income taxes                                                                     4,603            11,761

Non-cash transactions:
 Loans transferred to foreclosed properties                                            -               170
 Retirement of treasury stock                                                     28,563                 -


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

Statement 130 "Reporting Comprehensive Income" requires unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. For the quarter ended September 30, 1999 and 1998, total comprehensive income amounted to $6.7 million and $8.1 million, respectively. For the six months ended September 30, 1999 and 1998, comprehensive income was $4.4 million and $15.7 million, respectively.

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


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------------
                                                           1999                           1998
                                                         --------------------------------------------
Numerator:
      Net income                                         $  7,121,784                    $ 7,773,587
                                                         ------------                    -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                     $  7,121,784                    $ 7,773,587


Denominator:

      Denominator for basic earnings per
        share--weighted-average shares                     24,713,209                     23,931,691
      Effect of dilutive securities:
        Employee stock options                                865,942                      1,411,550
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                         ------------                    -----------
        shares and assumed conversions                     25,579,151                     25,343,241
                                                         ============                    ===========
Basic earnings per share                                 $       0.29                    $      0.32
                                                         ============                    ===========
Diluted earnings per share                               $       0.28                    $      0.31
                                                         ============                    ===========





                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------------------
                                                           1999                           1998
                                                         -------------------------------------------
Numerator:
      Net income                                          $ 5,518,599                   $ 15,631,467
                                                          -----------                   ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                      $ 5,518,599                   $ 15,631,467

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                     24,608,048                     23,985,011
      Effect of dilutive securities:
        Employee stock options                                924,789                      1,442,421
      Denominator for diluted earnings per
        share--adjusted weighted-average                  -----------                   ------------
        shares and assumed conversions                     25,532,837                     25,427,432
                                                          ===========                   ============
Basic earnings per share                                  $      0.22                   $       0.65
                                                          ===========                   ============
Diluted earnings per share                                $      0.22                   $       0.61
                                                          ===========                   ============



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


                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                           1999                                  1998
                                            -------------------------------------------------------------------------
                                                                      AVERAGE                                 AVERAGE
                                               AVERAGE                 YIELD/        AVERAGE                  YIELD/
                                               BALANCE     INTEREST     COST (1)     BALANCE     INTEREST     COST (1)
                                            -------------------------------------------------------------------------
                                                                   (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,787,574    $ 33,565    7.51%      $ 1,586,463    $ 31,286     7.89%
Consumer loans                                    408,193       8,825    8.65           408,000       9,755     9.56
Commercial business loans                          64,578       1,403    8.69            52,174       1,292     9.91
                                              -----------    --------               -----------    --------
  Total loans receivable                        2,260,345      43,793    7.75         2,046,637      42,333     8.27
Mortgage-related securities                       250,793       3,968    6.33           220,187       3,536     6.42
Investment securities                             125,408       1,677    5.35           112,652       1,754     6.23
Interest-bearing deposits                           9,445         115    4.87            57,222         774     5.41
Federal Home Loan Bank stock                       28,963         471    6.50            24,702         411     6.66
                                              -----------    --------               -----------    --------
  Total interest-earning assets                 2,674,954      50,024    7.48         2,461,400      48,808     7.93
                                                                         ----                                   ----
Non-interest-earning assets                       100,732                               127,584
                                              -----------                           -----------
  Total assets                                $ 2,775,686                           $ 2,588,984
                                              ===========                           ===========

INTEREST-BEARING LIABILITIES
Demand deposits                               $   558,667       3,750    2.68       $   470,188       3,379     2.87
Regular passbook savings                          171,403       1,153    2.69           123,779         646     2.09
Certificates of deposit                         1,132,885      15,250    5.38         1,163,490      17,074     5.87
                                              -----------    --------               -----------    --------
  Total deposits                                1,862,955      20,153    4.33         1,757,457      21,099     4.80
Notes payable and other borrowings                640,206       8,676    5.42           573,137       8,195     5.72
Other                                              20,137         194    3.85            20,012         164     3.28
                                              -----------    --------               -----------    --------
  Total interest-bearing liabilities            2,523,298      29,023    4.60         2,350,606      29,458     5.01
                                                             --------    ----                      --------     ----
Non-interest-bearing liabilities                   28,671                                33,855
                                              -----------                           -----------
  Total liabilities                             2,551,969                             2,384,461
Stockholders' equity                              223,717                               204,523
                                              -----------                           -----------
  Total liabilities and stockholders' equity  $ 2,775,686                           $ 2,588,984
                                              ===========                           ===========

  Net interest income/interest rate spread                   $ 21,001    2.88%                     $ 19,350     2.92%
                                                             ========    ====                      ========     ====
  Net interest-earning assets                 $   151,656                           $   110,794
                                              ===========                           ===========
  Net interest margin                                                    3.14%                                  3.14%
                                                                         ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.06                                  1.05
                                                     ====                                  ====


--------------------------------------------
(1) Annualized


                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                            1999                                  1998
                                            ----------------------------------    -----------------------------------
                                                                      AVERAGE                               AVERAGE
                                               AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                               BALANCE     INTEREST     COST (1)     BALANCE     INTEREST     COST (1)
                                            -------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,742,344    $ 65,499    7.52%      $ 1,591,468    $ 63,398     7.97%
Consumer loans                                    405,298      17,481    8.63           416,588      18,844     9.05
Commercial business loans                          72,706       3,132    8.62            43,101       2,023     9.39
                                              -----------    --------               -----------    --------
  Total loans receivable                        2,220,348      86,112    7.76         2,051,157      84,265     8.22
Mortgage-related securities                       248,624       8,018    6.45           231,013       7,453     6.45
Investment securities                             116,661       3,108    5.33           111,540       3,289     5.90
Interest-bearing deposits                          13,946         329    4.72            48,057       1,298     5.40
Federal Home Loan Bank stock                       27,982         910    6.50            21,253         706     6.64
                                              -----------    --------               -----------    --------
  Total interest-earning assets                 2,627,561      98,477    7.50         2,463,020      97,011     7.88
                                                                         ----                                   ----
Non-interest-earning assets                        84,720                                97,872
                                              -----------                           -----------
  Total assets                                $ 2,712,281                           $ 2,560,892
                                              ===========                           ===========

INTEREST-BEARING LIABILITIES
Demand deposits                               $   548,328       7,211    2.63       $   460,338       6,511     2.83
Regular passbook savings                          243,886       3,317    2.72           123,598       1,286     2.08
Certificates of deposit                         1,063,301      29,501    5.55         1,153,930      33,658     5.83
                                              -----------    --------               -----------    --------
  Total deposits                                1,855,515      40,029    4.31         1,737,866      41,455     4.77
Notes payable and other borrowings                613,378      16,472    5.37           563,785      16,145     5.73
Other                                              16,218         308    3.80            16,477         259     3.14
                                              -----------    --------               -----------    --------
  Total interest-bearing liabilities            2,485,111      56,809    4.57         2,318,128      57,859     4.99
                                                             --------    ----                      --------     ----
Non-interest-bearing liabilities                    3,737                                37,547
                                              -----------                           -----------
  Total liabilities                             2,488,848                             2,355,675
Stockholders' equity                              223,433                               205,217
                                              -----------                           -----------
  Total liabilities and stockholders' equity  $ 2,712,281                           $ 2,560,892
                                              ===========                           ===========

  Net interest income/interest rate spread                   $ 41,668    2.93%                     $ 39,152     2.89%
                                                             ========    ====                      ========     ====
  Net interest-earning assets                 $   142,450                           $   144,892
                                              ===========                           ===========
  Net interest margin                                                    3.17%                                  3.18%
                                                                         ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.06                                  1.06
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

Stockholders' equity increased $6.5 million during the six months ended September 30, 1999 as a net result of (i) comprehensive income of $4.4 million
(ii) stock options exercised of $5.0 million (with the excess of the cost of treasury shares over the option price ($920,000) charged to additional paid-in capital), (iii) the tax benefit from certain stock options of $1.2 million, (iv) the purchase of stock by retirement plans of $380,000, (v) benefit plan shares earned and related tax adjustments totaling $80,000, and (vi) the decrease in market value of the SERP liability of $280,000. These were offset by (i) cash dividends of $2.6 million and (ii) treasury stock purchases of $1.4 million. .



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

Non-performing assets are summarized as follows at the dates indicated:



                                                                        AT MARCH 31,
                                             AT SEPTEMBER 30,  -----------------------------
                                                   1999          1999        1998       1997
                                                 -------       -----------------------------
                                                            (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 2,529    $ 2,931    $ 3,256    $ 3,019
 Multi-family residential                                 3         --        898      4,489
 Commercial real estate                                 183        145        288        778
 Construction and land                                   --         --         --      2,258
 Consumer                                               622        571        765        463
 Commercial business                                  1,099        359        769        610
                                                    -------    -------    -------    -------
  Total non-accrual loans                             4,436      4,006      5,976     11,617
Real estate held for development and sale             1,540      1,764      4,431      2,736
Foreclosed properties and repossessed assets, net       280        630      3,806        246
                                                    -------    -------    -------    -------
  Total non-performing assets                       $ 6,256    $ 6,400    $14,213    $14,599
                                                    =======    =======    =======    =======

Performing troubled debt restructurings             $   259    $   293    $   329    $   329
                                                    =======    =======    =======    =======

Total non-accrual loans to total loans                 0.19%      0.18%      0.29%      0.66%
Total non-performing assets to total assets            0.22       0.24       0.56       0.68
Allowance for loan losses to total loans               1.04       1.08       1.23       1.36
Allowance for loan losses to total
 non-accrual loans                                   557.53     599.78     425.03     207.93
Allowance for loan and foreclosure losses
 to total non-performing assets                      397.76     379.97     181.00     172.84



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

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                               AT SEPTEMBER 30,                       AT MARCH 31,
                                                        -----------------------------------------
                                    1999                  1999             1998             1997
                                  --------              -----------------------------------------
                                                              (In Thousands)
30 to 59 days                      $ 7,657               $ 5,535          $ 7,525         $ 4,133
60 to 89 days                          758                   693            1,397           1,091
                                   -------               -------          -------         -------
    Total                          $ 8,415               $ 6,228          $ 8,922         $ 5,224
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

A summary of the activity in the allowance for losses on loans follows:

                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                      SEPTEMBER 30,                              SEPTEMBER 30,
                                            ------------------------------              ------------------------------
                                               1999                 1998                  1999                  1998
                                            ------------------------------              ------------------------------
                                                                        (Dollars In Thousands)
Allowance at beginning of period            $ 24,900              $ 25,448              $ 24,324              $ 25,400
Charge-offs:
  Mortgage                                        (1)                 (278)                   (4)                 (323)
  Consumer                                      (189)                 (233)                 (582)                 (504)
  Commercial business                           (171)                 (198)                 (172)                 (210)
                                            --------              --------              --------              --------
     Total charge-offs                          (361)                 (709)                 (758)               (1,037)
Recoveries:
  Mortgage                                        20                   166                    33                   184
  Consumer                                        20                    11                   116                    86
  Commercial business                              3                    10                    11                    18
                                            --------              --------              --------              --------
     Total recoveries                             43                   187                   160                   288
                                            --------              --------              --------              --------
     Net charge-offs                            (318)                 (515)                 (598)                 (718)
Provision                                        150                   284                 1,006                   559
                                            --------              --------              --------              --------
   Allowance at end of period               $ 24,732              $ 25,210              $ 24,732              $ 25,210
                                            ========              ========              ========              ========

Net charge-offs to average loans               (0.06)%               (0.10)%               (0.05)%               (0.07)%
                                            ========              ========              ========              ========






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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 1999 and September 30, 1998 (dollars in thousands):

                                                                                      MINIMUM REQUIRED
                                                             MINIMUM REQUIRED            TO BE WELL
                                                               FOR CAPITAL            CAPITALIZED UNDER
                                        ACTUAL              ADEQUACY PURPOSES         OTS REQUIREMENTS
                               -----------------------------------------------------------------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                               -----------------------------------------------------------------------------
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

The following table reconciles stockholder equity to regulatory capital at September 30, 1999 and 1998 (dollars in thousands):

                                                                      SEPTEMBER 30,
                                                               ---------------------------
                                                                   1999             1998
                                                               ---------------------------
Stockholders' equity of the Corporation                        $ 226,765         $ 206,016
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                   (37,574)          (22,338)
                                                               ---------         ---------
Stockholders' equity of the Bank                                 189,191           183,678
Less: Intangible assets and other non-includable assets             (884)           (5,117)
                                                               ---------         ---------
Tier 1 and tangible capital                                      188,307           178,561
Plus: Allowable general valuation allowances                      22,277            20,547
                                                               ---------         ---------
Risk based capital                                             $ 210,584         $ 199,108
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


                                                               THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                       -----------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       --------------     --------------     ---------------
Interest income                                        $          537     $       50,024     $        50,561
Interest expense                                                    0             29,023              29,023
                                                       --------------     --------------     ---------------
  Net interest income                                             537             21,001              21,538
Provision for loan losses                                           0                150                 150
                                                       --------------     --------------     ---------------
  Net interest income after provision for loan losses             537             20,851              21,388
Other income (loss)                                              (179              2,666               2,487
Other expense                                                      30             12,047              12,077
                                                       --------------     --------------     ---------------
  Net operating income                                            328             11,470              11,798
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       --------------     --------------     ---------------
  Income before income taxes                                      328             11,470              11,798
Income taxes                                                      149              4,527               4,676
                                                       --------------     --------------     ---------------
  Net income                                           $          179     $        6,943     $         7,122
                                                       ==============     ==============     ===============

Average assets                                         $       32,143     $    2,743,543     $     2,775,686


                                                               THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                       -----------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       --------------     --------------     ---------------
Interest income                                        $          693     $       48,808     $        49,501
Interest expense                                                    0             29,458              29,458
                                                       --------------     --------------     ---------------
  Net interest income                                             693             19,350              20,043
Provision for loan losses                                           0                284                 284
                                                       --------------     --------------     ---------------
  Net interest income after provision for loan losses             693             19,066              19,759
Other income                                                    1,005              4,818               5,823
Other expense                                                      44             12,983              13,027
                                                       --------------     --------------     ---------------
  Net operating income                                          1,654             10,901              12,555
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       --------------     --------------     ---------------
  Income before income taxes                                    1,654             10,901              12,555
Income taxes                                                      483              4,298               4,781
                                                       --------------     --------------     ---------------
  Net income                                           $        1,171     $        6,603     $         7,774
                                                       ==============     ==============     ===============

Average assets                                         $       27,271     $    2,561,713     $     2,588,984



                                                                SIX MONTHS ENDED SEPTEMBER 30, 1999
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $         1,060    $        98,477    $         99,537
Interest expense                                                     0             56,809              56,809
                                                       ---------------    ---------------    ----------------
  Net interest income                                            1,060             41,668              42,728
Provision for loan losses                                            0              1,006               1,006
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses            1,060             40,662              41,722
Other income (loss)                                               (642)             6,202               5,560
Other expense                                                      (34)            34,798              34,764
                                                       ---------------    ---------------    ----------------
  Net operating income                                             452             12,066              12,518
Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                       452             12,066              12,518
Income taxes                                                       439              6,560               6,999
                                                       ---------------    ---------------    ----------------
  Net income                                           $            13    $         5,506    $          5,519
                                                       ===============    ===============    ================

Average assets                                         $        31,120    $     2,681,161    $      2,712,281


                                                                SIX MONTHS ENDED SEPTEMBER 30, 1998
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                        $           800    $        97,011    $         97,811
Interest expense                                                     0             57,859              57,859
                                                       ---------------    ---------------    ----------------
  Net interest income                                              800             39,152              39,952
Provision for loan losses                                            0                559                 559
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses              800             38,593              39,393
Other income                                                     1,551              9,723              11,274
Other expense                                                      (14)            25,441              25,427
                                                       ---------------    ---------------    ----------------
  Net operating income                                           2,365             22,875              25,240
Gain on sale of real estate partnership investments                  0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                     2,365             22,875              25,240
Income taxes                                                       669              8,940               9,609
                                                       ---------------    ---------------    ----------------
  Net income                                           $         1,696    $        13,935    $         15,631
                                                       ===============    ===============    ================

Average assets                                         $        27,658    $     2,533,235    $      2,560,892

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



                                                   ANCHOR BANCORP WISCONSIN INC.



Date:     October 31, 1999             By: /s/ Douglas J. Timmerman
     ------------------------------        -------------------------------------
                                           Douglas J. Timmerman, Chairman of the
                                           Board, President and Chief Executive
                                           Officer




Date:     October 31, 1999             By: /s/ Michael W. Helser
      ------------------------------       -------------------------------------
                                           Michael W. Helser, Treasurer and
                                           Chief Financial Officer