Form 10-Q/A
period 1999-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2000-03-06
CIK 885322

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

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ----------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Wisconsin                                          39-1726871
        ---------                                          ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

     25 West Main Street
     Madison, Wisconsin                                       53703
  -------------------------                                -----------
(Address of principal executive office)                   (Zip Code)




                                 (608) 252-8700
                                ----------------
               Registrant's telephone number, including area code


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

                                       1

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                             DECEMBER 31,         MARCH 31,
                                                                                 1999              1999
                                                                             --------------------------------
                                                                                     (In Thousands)
ASSETS
Cash                                                                        $    47,340         $    32,807
Interest-bearing deposits                                                        18,927              31,169
                                                                            -----------         -----------
  Cash and cash equivalents                                                      66,267              63,976
Investment securities available for sale                                         27,213              40,256
Investment securities held to maturity (fair value of $50,400 and
  $47,300, respectively)                                                         51,953              47,466
Mortgage-related securities available for sale                                   60,292              66,956
Mortgage-related securities held to maturity (fair value of $170,300
  and $192,700, respectively)                                                   174,995             191,533
Loans receivable, net:
  Held for sale                                                                   4,587              18,080
  Held for investment                                                         2,308,775           2,111,566
Foreclosed properties and repossessed assets, net                                   341               1,710
Real estate held for development and sale                                        31,023              30,075
Office properties and equipment                                                  25,885              24,879
Federal Home Loan Bank stock--at cost                                            34,547              27,745
Accrued interest on investments and loans                                        18,684              17,322
Prepaid expenses and other assets                                                27,599              22,154
                                                                            -----------         -----------
     Total assets                                                           $ 2,832,161         $ 2,663,718
                                                                            ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $ 1,844,621         $ 1,835,416
Federal Home Loan Bank and other borrowings                                     695,345             530,495
Reverse repurchase agreements                                                    47,616              42,464
Advance payments by borrowers for taxes and insurance                             1,091              10,360
Other liabilities                                                                19,409              24,696
                                                                            -----------         -----------
     Total liabilities                                                        2,608,082           2,443,431
                                                                            -----------         -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                         -                   -
Common stock, $.10 par value, 100,000,000 shares
 authorized, 25,363,339 and 24,998,648 shares issued, respectively                2,536               2,500
Additional paid-in capital                                                       56,447              80,199
Retained earnings                                                               174,977             168,458
Less:      Treasury stock (469,153 shares and 1,166,483 shares,
               respectively), at cost                                            (7,429)            (29,811)
           Borrowings of Employee Stock Ownership Plan                           (1,013)             (1,370)
           Common stock purchased by benefit plans                                 (689)               (689)
           Accumulated other comprehensive income (loss)                           (750)              1,000
                                                                            -----------         -----------
     Total stockholders' equity                                                 224,079             220,287
                                                                            -----------         -----------
     Total liabilities and stockholders' equity                             $ 2,832,161         $ 2,663,718
                                                                            ===========         ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                             CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         DECEMBER 31,                        DECEMBER 31,
                                                               --------------------------------    -------------------------------
                                                                       1999            1998             1999           1998
                                                               --------------------------------    -------------------------------
                                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                 $  45,154       $  42,688      $ 131,266       $ 126,952
Mortgage-related securities                                               3,839           3,990         11,858          11,443
Investment securities                                                     2,399           2,135          6,417           6,130
Interest-bearing deposits                                                   184             509            513           1,806
                                                                      ---------       ---------      ---------       ---------
  Total interest income                                                  51,576          49,322        150,054         146,331
INTEREST EXPENSE:
Deposits                                                                 20,392          20,931         60,422          62,386
Notes payable and other borrowings                                       10,130           7,806         26,602          23,653
Other                                                                       205             197            513             755
                                                                      ---------       ---------      ---------       ---------
  Total interest expense                                                 30,727          28,934         87,537          86,794
                                                                      ---------       ---------      ---------       ---------
  Net interest income                                                    20,849          20,388         62,517          59,537
Provision for loan losses                                                   150             359          1,156             918
                                                                      ---------       ---------      ---------       ---------
  Net interest income after provision for loan losses                    20,699          20,029         61,361          58,619
NON-INTEREST INCOME:
Loan servicing income                                                       495             257          1,565           1,470
Service charges on deposits                                               1,257           1,260          3,806           3,772
Insurance commissions                                                       400             233            899             905
Net gain on sale of loans                                                   433           1,803          1,828           5,793
Net gain (loss) on sale of investments and securities                       (13)            156             (8)            137
Net income (loss) from operations of real estate investment                 (42)            141            410           2,506
Other                                                                       523             873          1,209           2,229
                                                                      ---------       ---------      ---------       ---------
  Total non-interest income                                               3,053           4,723          9,709          16,812
NON-INTEREST EXPENSES:
Compensation                                                              6,938           7,050         20,620          21,099
Occupancy                                                                 1,166           1,091          3,187           3,212
Federal insurance premiums                                                  275             256            807             775
Furniture and equipment                                                     995             780          2,796           2,464
Data processing                                                             873             899          2,692           2,582
Marketing                                                                   626             660          1,911           1,994
Merger-related                                                                -               -          8,500               -
Goodwill                                                                      -              70          1,761             209
Other                                                                     1,904           1,792          5,303           5,702
                                                                      ---------       ---------      ---------       ---------
  Total non-interest expenses                                            12,777          12,598         47,577          38,037
                                                                      ---------       ---------      ---------       ---------
  Income before income taxes                                             10,975          12,154         23,493          37,394
Income taxes                                                              4,183           4,664         11,182          14,273
                                                                      ---------       ---------      ---------       ---------
  Net income                                                          $   6,792       $   7,490      $  12,311       $  23,121
                                                                      =========       =========      =========       =========
Earnings per share:
  Basic                                                               $    0.28       $    0.31      $    0.50       $    0.96
  Diluted                                                                  0.27            0.30           0.48            0.91
Dividends declared per share:                                              0.07            0.05           0.18            0.15

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                            -------------------------------------
                                                                                  1999               1998
                                                                            -------------------------------------
                                                                                       (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                   $  12,311         $  23,121
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for losses on loans                                                    1,156               918
 Provision for depreciation and amortization                                      2,722             1,799
 Net gain on sales of loans                                                      (1,828)           (5,793)
 Net gain (loss) on sale of investments and mortgage-related securities              (8)              137
 Increase in accrued interest receivable                                         (1,362)             (570)
 Increase (decrease) in accrued interest payable                                  1,226              (397)
 Increase (decrease) in accounts payable                                            735            (3,914)
 Other                                                                           13,570             4,473
                                                                              ---------         ---------
 Net cash provided by operating activities before proceeds
  from loan sales                                                                28,522            19,774
 Net proceeds from origination and sale of loans held for sale                  (27,517)           79,464
                                                                              ---------         ---------
  Net cash provided by operating activities                                       1,005            99,238

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                 38,429            33,276
 Proceeds from maturities of investment securities                               60,696            60,884
 Purchase of investment securities available for sale                           (80,188)          (50,123)
 Purchase of investment securities held to maturity                             (11,000)          (45,995)
 Proceeds from sales of mortgage-related securities available for sale               (2)            3,664
 Purchase of mortgage-related securities held to maturity                        (8,851)          (14,966)
 Purchase of mortgage-related securities available for sale                     (14,999)           (6,905)
 Principal collected on mortgage-related securities                              45,400            83,277
 Increase in loans receivable                                                  (183,716)         (274,624)
 Purchase of office properties and equipment                                     (1,006)           (1,715)
 Sales of real estate                                                             5,009             7,673
 Purchase of real estate held for sale                                           (5,957)          (13,162)
                                                                              ---------         ---------
  Net cash used by investing activities                                        (156,185)         (218,716)


                                  (Unaudited)


                                                                                   NINE MONTHS ENDED DECEMBER 31,
                                                                                -------------------------------------
                                                                                      1999               1998
                                                                                -------------------------------------
                                                                                           (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                  $     9,205         $   116,025
 Decrease in advance payments by borrowers
   for taxes and insurance                                                          (9,269)             (9,302)
 Proceeds from notes payable to Federal Home Loan Bank                           1,058,550             671,550
 Repayment of notes payable to Federal Home Loan Bank                             (893,300)           (638,500)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                      5,152             (18,839)
 Increase (decrease) in other loans payable                                         (4,400)              1,170
 Treasury stock purchased                                                           (9,233)               (406)
 Reissuance of treasury stock for options                                            4,419                 480
 Purchase of stock by retirement plans                                                 541                   -
 Payments of cash dividends to stockholders                                         (4,194)             (1,709)
                                                                               -----------         -----------
   Net cash provided by financing activities                                       157,471             120,469
                                                                               -----------         -----------
   Net increase in cash and cash equivalents                                         2,291                 991
 Cash and cash equivalents at beginning of year                                     63,976              67,526
                                                                               -----------         -----------
   Cash and cash equivalents at end of year                                    $    66,267         $    68,517
                                                                               ===========         ===========

SUPPLEMENTARY CASH FLOW INFORMATION: Cash paid or credited to accounts:
  Interest on deposits and borrowings                                          $    63,743         $    86,676
  Income taxes                                                                       8,695              13,336

Non-cash transactions:
 Loans transferred to foreclosed properties                                              -                 187
 Retirement of treasury stock                                                       28,563                   -



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

Comprehensive income consists of net income plus unrealized gains or losses on the Corporation's available-for-sale securities to be included in other comprehensive income. For the quarter ended December 31, 1999 and 1998, total comprehensive income amounted to $6.2 million and $7.0 million, respectively. For the nine months ended December 31, 1999 and 1998, comprehensive income was $10.6 million and $22.7 million, respectively.

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


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                   1999                     1998
                                                             ---------------------------------------
Numerator:
      Net income                                             $   6,792,371             $   7,489,896
                                                             -------------             -------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                         $   6,792,371             $   7,489,896

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                          24,432,845                23,937,154
      Effect of dilutive securities:
        Employee stock options                                     730,290                 1,273,754
      Denominator for diluted earnings per
        share--adjusted weighted-average                     -------------             -------------
        shares and assumed conversions                          25,163,135                25,210,908
                                                             =============             =============
Basic earnings per share                                     $        0.28             $        0.31
                                                             =============             =============
Diluted earnings per share                                   $        0.27             $        0.30
                                                             =============             =============







                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                   1999                     1998
                                                             ---------------------------------------
Numerator:
      Net income                                             $  12,310,970             $  23,120,963
                                                             -------------             -------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                         $  12,310,970             $  23,120,963

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                          24,549,435                23,969,760
      Effect of dilutive securities:
        Employee stock options                                     859,720                 1,385,994
      Denominator for diluted earnings per
        share--adjusted weighted-average                     -------------             -------------
        shares and assumed conversions                          25,409,155                25,355,754
                                                             =============             =============
Basic earnings per share                                     $        0.50             $        0.96
                                                             =============             =============
Diluted earnings per share                                   $        0.48             $        0.91
                                                             =============             =============

NOTE 6 - SUBSEQUENT EVENTS

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




                                                                             THREE MONTHS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                                         1999                                  1998

                                                       ------------------------------------   ------------------------------------
                                                                                    AVERAGE                                AVERAGE

                                                            AVERAGE                  YIELD/         AVERAGE                 YIELD/

                                                            BALANCE      INTEREST    COST (1)       BALANCE     INTEREST   COST(1)
                                                       ---------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                                         $1,840,236    $   34,689   7.54%   $1,645,813    $   32,102      7.80%
Consumer loans (2)                                            424,673         9,167   8.63       410,328         9,164      8.93
Commercial business loans(2)                                   57,599         1,298   9.01        61,215         1,422      9.29
                                                           ----------    ----------           ----------    ----------
  Total loans receivable (2)                                2,322,508        45,154   7.78     2,117,356        42,688      8.06
Mortgage-related securities                                   242,013         3,839   6.35       249,870         3,990      6.39
Investment securities                                         132,856         1,784   5.37       112,892         1,671      5.92
Interest-bearing deposits                                      14,181           184   5.19        40,766           509      4.99
Federal Home Loan Bank stock                                   32,846           615   7.49        27,880           464      6.66
                                                           ----------    ----------           ----------    ----------
  Total interest-earning assets                             2,744,404        51,576   7.52     2,548,764        49,322      7.74
                                                                                      ----                                  ----
Non-interest-earning assets                                   103,633                             89,708
                                                           ----------                         ----------
  Total assets                                             $2,848,037                         $2,638,472
                                                           ==========                         ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                            $  608,729         3,973    2.61  $   553,476         3,802      2.75
Regular passbook savings                                       82,274           552    2.68      141,976           777      2.19
Certificates of deposit                                     1,157,992        15,867    5.48    1,133,815        16,352      5.77
                                                           ----------    ----------           ----------    ----------
  Total deposits                                            1,848,995        20,392    4.41    1,829,267        20,931      4.58
Notes payable and other borrowings                            706,447        10,130    5.74      545,216         7,806      5.73
Other                                                          21,628           205    3.79       20,023           197      3.94
                                                           ----------    ----------           ----------    ----------
  Total interest-bearing liabilities                        2,577,070        30,727    4.77    2,394,506        28,934      4.83
                                                                         ----------    ----                 ----------      ----
Non-interest-bearing liabilities                               45,196                             33,798
                                                           ----------                         ----------
  Total liabilities                                         2,622,266                          2,428,304
Stockholders' equity                                          225,771                            210,168
                                                           ----------                         ----------
  Total liabilities and stockholders' equity               $2,848,037                         $2,638,472
                                                           ==========                         ==========

  Net interest income/interest rate spread                               $   20,849    2.75%                 $  20,388      2.91%
                                                                         ==========    ====                  =========      ====
  Net interest-earning assets                              $  167,334                         $  154,258
                                                           ==========
  Net interest margin                                                                  3.04%                                3.20%
                                                                                       ====                                 ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                       1.06                               1.06
                                                                 ====                               ====


----------------------------------
(1) Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.




                                                                             NINE MONTHS ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                                         1999                                  1998
                                                       ------------------------------------   ------------------------------------
                                                                                    AVERAGE                                AVERAGE

                                                            AVERAGE                  YIELD/         AVERAGE                 YIELD/

                                                            BALANCE      INTEREST    COST (1)       BALANCE     INTEREST   COST(1)
                                                       ---------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                                         $1,764,699    $  100,187   7.57%  $1,610,239    $   95,039      7.87%
Consumer loans (2)                                            412,323        26,649   8.62      429,598        29,080      9.03
Commercial business loans(2)                                   67,682         4,430   8.73       40,174         2,832      9.40
                                                           ----------    ----------          ----------    ----------
  Total loans receivable (2)                                2,244,704       131,266   7.80    2,080,011       126,952      8.14
Mortgage-related securities                                   246,939        11,858   6.40      240,063        11,443      6.36
Investment securities                                         122,819         4,891   5.31      111,538         4,771      5.70
Interest-bearing deposits                                      14,432           513   4.74       45,093         1,806      5.34
Federal Home Loan Bank stock                                   31,322         1,526   6.50       27,195         1,359      6.66
                                                           ----------    ----------          ----------    ----------
  Total interest-earning assets                             2,660,216       150,054   7.52    2,503,900       146,331      7.79
                                                                                      ----                                 ----
Non-interest-earning assets                                   105,943                           122,769
                                                           ----------                        ----------
  Total assets                                             $2,766,159                        $2,626,669
                                                           ==========                        ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                            $  558,869        11,185   2.67   $  530,833        11,141      2.80
Regular passbook savings                                      188,604         3,869   2.74      151,032         2,376      2.10
Certificates of deposit                                     1,084,621        45,368   5.58    1,122,551        48,869      5.80
                                                           ----------    ----------          ----------    ----------
  Total deposits                                            1,832,094        60,422   4.40    1,804,416        62,386      4.61
Notes payable and other borrowings                            659,414        26,602   5.38      547,493        23,653      5.76
Other                                                          18,307           513   3.74       26,250           755      3.83
                                                           ----------    ----------          ----------    ----------
  Total interest-bearing liabilities                        2,509,815        87,537   4.65    2,378,159        86,794      4.87
                                                                         ----------   ----                 ----------      ----
Non-interest-bearing liabilities                               32,514                            41,373
                                                           ----------                        ----------
  Total liabilities                                         2,542,329                         2,419,532
Stockholders' equity                                          223,830                           207,137
                                                           ----------                        ----------
  Total liabilities and stockholders' equity               $2,766,159                        $2,626,669
                                                           ==========                        ==========
  Net interest income/interest rate spread                               $   62,517   2.87%                $   59,537      2.92%
                                                                         ==========   ====                 ==========      ====
  Net interest-earning assets                              $  150,401                        $  125,741
                                                           ==========                        ==========
  Net interest margin                                                                 3.13%                                3.17%
                                                                                      ====                                 ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                       1.06                              1.05
                                                                 ====                              ====

----------------------------------
(1) Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

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

Stockholders' equity increased $3.8 million during the nine months ended December 31, 1999 as a net result of (i) comprehensive income of $10.6 million
(ii) stock options exercised of $6.0 million (with the excess of the cost of treasury shares over the option price ($1.6 million) charged to retained earnings), (iii) the tax benefit from certain stock options of $1.3 million,
(iv) the purchase of stock by retirement plans of $540,000, (v) benefit plan shares earned and related tax adjustments totaling $80,000, and (vi) the decrease in market value of the SERP liability of $280,000. These were offset by
(i) cash dividends of $4.2 million and (ii) treasury stock purchases of $9.2 million.



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

Non-performing assets are summarized as follows at the dates indicated:

                                                  AT DECEMBER 31,                         AT MARCH 31,
                                                                     --------------------------------------------------
                                                       1999                  1999             1998             1997
                                               -----------------     --------------------------------------------------
                                                                             (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 2,968              $ 2,931            $ 3,256          $ 3,019
 Multi-family residential                                 3                    -                898            4,489
 Commercial real estate                                 354                  145                288              778
 Construction and land                                    -                    -                  -            2,258
 Consumer                                               610                  571                765              463
 Commercial business                                    402                  359                769              610
                                                    -------              -------            -------          -------
  Total non-accrual loans                             4,337                4,006              5,976           11,617
Real estate held for development and sale             1,680                1,764              4,431            2,736
Foreclosed properties and repossessed assets, net       341                  630              3,806              246
                                                    -------              -------            -------          -------
  Total non-performing assets                       $ 6,358              $ 6,400            $14,213          $14,599
                                                    =======              =======            =======          =======

Performing troubled debt restructurings             $     -              $   293            $   329          $   329
                                                    =======              =======            =======          =======

Total non-accrual loans to total loans                 0.18%                0.18%              0.29%            0.66%
Total non-performing assets to total assets            0.22                 0.24               0.56             0.68
Allowance for loan losses to total loans               1.01                 1.08               1.23             1.36
Allowance for loan losses to total
 non-accrual loans                                   565.44               599.78             425.03           207.93
Allowance for loan and foreclosure losses
 to total non-performing assets                      388.35               379.97             181.00           172.84


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



                                     AT DECEMBER 31,                       AT MARCH 31,
                                                        --------------------------------------------------
                                          1999                   1999             1998            1997
                                    ---------------     --------------------------------------------------
                                                              (In Thousands)

30 to 59 days                             $ 5,202                $ 5,535         $ 7,525          $ 4,133
60 to 89 days                                 885                    693           1,397            1,091
                                          -------                -------         -------          -------
    Total                                 $ 6,087                $ 6,228         $ 8,922          $ 5,224
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

A summary of the activity in the allowance for losses on loans follows:

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            DECEMBER 31,                         DECEMBER 31,
                                                 ---------------------------------    ----------------------------------
                                                       1999            1998                    1999           1998
                                                 ---------------------------------    ----------------------------------
                                                                         (Dollars In Thousands)
Allowance at beginning of period                     $ 24,732        $ 25,210               $ 24,324        $ 25,400
Charge-offs:
  Mortgage                                                 (5)         (1,210)                    (9)         (1,533)
  Consumer                                               (211)           (271)                  (793)           (775)
  Commercial business                                    (189)           (157)                  (361)           (367)
                                                     --------        --------               --------        --------
     Total charge-offs                                   (405)         (1,638)                (1,163)         (2,675)
Recoveries:
  Mortgage                                                  9             217                     42             401
  Consumer                                                 26              20                    142             106
  Commercial business                                      11               6                     22              24
                                                     --------        --------               --------        --------
     Total recoveries                                      46             243                    206             531
                                                     --------        --------               --------        --------
     Net charge-offs                                     (359)         (1,395)                  (957)         (2,144)
Provision                                                 150             359                  1,156             918
                                                     --------        --------               --------        --------
   Allowance at end of period                        $ 24,523        $ 24,174               $ 24,523        $ 24,174
                                                     ========        ========               ========        ========

Net charge-offs to average loans                        (0.06)%         (0.26)%                (0.06)%         (0.14)%
                                                        =====           =====                  =====           =====

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
                               -----------------------------------------------------------------------------

As of December 31, 1999:
Tier 1 capital
  (to adjusted tangible assets)     $ 187,871      6.73%      $ 83,724      3.00%      $ 139,540      5.00%
Risk-based capital
  (to risk-based assets)              211,152      11.31       149,356       8.00        186,695      10.00
Tangible capital
  (to tangible assets)                187,871       6.73        41,862       1.50          N/A         N/A

AS OF DECEMBER 31, 1998:

Tier 1 capital
  (to adjusted tangible assets)       181,652       6.94        78,493       3.00        130,821       5.00
Risk-based capital
  (to risk-based assets)              202,562      12.06       134,355       8.00        167,944      10.00
Tangible capital
  (to tangible assets)                181,652       6.94        39,246       1.50          N/A         N/A


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

The following table reconciles stockholder equity to regulatory capital at December 31, 1999 and 1998 (dollars in thousands):


                                                                                  DECEMBER 31,
                                                                   -----------------------------------------
                                                                             1999            1998
                                                                   -----------------------------------------
Stockholders' equity of the Corporation                                   $ 224,079       $ 213,038

Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                              (35,156)        (26,719)
                                                                          ---------       ---------
Stockholders' equity of the Bank                                            188,923         186,319

Less: Intangible assets and other non-includable assets                      (1,052)         (4,667)
                                                                          ---------       ---------
Tier 1 and tangible capital                                                 187,871         181,652

Plus: Allowable general valuation allowances                                 23,281          20,910
                                                                          ---------       ---------
Risk based capital                                                        $ 211,152       $ 202,562
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




                                                               THREE MONTHS ENDED DECEMBER 31, 1999
                                                       ------------------------------------------------------

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



                                                                THREE MONTHS ENDED DECEMBER 31, 1998
                                                       ------------------------------------------------------

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





                                                                NINE MONTHS ENDED DECEMBER 31, 1999
                                                       ------------------------------------------------------


                                                                                               CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY           FINANCIAL
                                                         INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------

Interest income                                           $    1,615        $   150,054         $   151,669
Interest expense                                                   0             87,537              87,537
                                                          ----------        -----------         -----------
  Net interest income                                          1,615             62,517              64,132
Provision for loan losses                                          0              1,156               1,156
                                                          ----------        -----------         -----------
  Net interest income after provision for loan losses          1,615             61,361              62,976
Other income (loss)                                           (1,202)             9,299               8,097
Other expense                                                      3             47,577              47,580
                                                          ----------        -----------         -----------
  Net operating income                                           410             23,083              23,493
Gain on sale of real estate partnership investments                0                  0                   0
                                                          ----------        -----------         -----------
  Income before income taxes                                     410             23,083              23,493
Income taxes                                                    (367)            11,549              11,182
                                                          ----------        -----------         -----------
  Net income                                              $      777        $    11,534         $    12,311
                                                          ==========        ===========         ===========

Average assets                                            $   29,311        $ 2,739,299         $ 2,768,610



                                                                 NINE MONTHS ENDED DECEMBER 31, 1998
                                                       ------------------------------------------------------

                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------

Interest income                                          $    1,316           $  146,331         $  147,647
Interest expense                                                  0               86,794             86,794
                                                         ----------          -----------        -----------
  Net interest income                                         1,316               59,537             60,853
Provision for loan losses                                         0                  918                918
                                                         ----------          -----------        -----------
  Net interest income after provision for loan losses         1,316               58,619             59,935
Other income                                                  1,163               14,306             15,469
Other expense                                                   (27)              38,037             38,010
                                                         ----------          -----------        -----------
  Net operating income                                        2,506               34,888             37,394
Gain on sale of real estate partnership investments               0                    0                  0
                                                         ----------          -----------        -----------
  Income before income taxes                                  2,506               34,888             37,394
Income taxes                                                    553               13,720             14,273
                                                         ----------          -----------        -----------
  Net income                                             $    1,953          $    21,168        $    23,121
                                                         ==========          ===========        ===========

Average assets                                           $   23,292          $ 2,603,377        $ 2,626,669

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