Form 10-K405
period 2000-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2000-06-16
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended March 31, 2000
                                   --------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                    to
                                        -------------------  -------------------

                         Commission File Number 0-20006
                                                -------
                          ANCHOR BANCORP WISCONSIN INC.
             (Exact name of registrant as specified in its charter)


                    Wisconsin                                  39-1726871
          -------------------------------                    ------------------
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

                                 Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

         Based upon the $15.6875 closing price of the registrant's common stock as of May 26, 2000, the aggregate market value of the 21,406,562 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $335.8 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of June 12, 2000, 23,729,033 shares of the registrant's common stock were outstanding. There were also 100,000 series A- preferred stock purchase rights authorized with none outstanding, as of the same date.

                       Documents Incorporated by Reference

    Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2000 (Part III, Items 10 to 13)

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Anchor BanCorp Wisconsin Inc. (the "Corporation") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, S.S.B. (the "Bank"). On July 15, 1992, the Bank converted from a state-chartered mutual savings institution to a stock savings institution. As part of the conversion, the Corporation acquired all of the outstanding common stock of the Bank. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), a Wisconsin corporation, which invests in limited real estate partnerships. IDI created a subsidiary in March 1997, Nevada Investment Directions, Inc. ("NIDI"), which also invests in limited partnerships. NIDI was organized in the state of Nevada.

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

         The Bank has three wholly owned subsidiaries. Anchor Investment Services, Inc. ("AIS"), a Wisconsin corporation, offers a full line of securities, annuities, and insurance products to the Bank's customers and other members of the general public. ADPC Corporation ("ADPC"), a Wisconsin corporation, holds and develops certain of the Bank's foreclosed properties. Anchor Investment Corporation ("AIC") is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-related securities).

MARKET AREA

         The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin, the Fox Valley, as well as contiguous counties in Iowa and Illinois. As of March 31, 2000, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 48 other full-service offices located primarily in south-central and southwest Wisconsin and one loan origination office located in south-central Wisconsin.

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

         The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours, and other services. The primary factors in competing for loans are interest rates, loan fee charges, timeliness and quality of service to the borrower.

LENDING ACTIVITIES

         GENERAL. At March 31, 2000, the Bank's net loans held for investment totaled $2.3 billion, representing approximately 79.1% of its $2.9 billion of total assets at that date. Approximately 79% of the Bank's total loans held for investment at March 31, 2000 were secured by first liens on real estate.

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

         Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2000, the Bank's total loans held for investment included $444.8 million or 18.3% of consumer loans and $61.4 million or 2.5% of commercial business loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.


                                                                       MARCH 31,
                                     -------------------------------------------------------------------------
                                               2000                      1999                    1998
                                     -------------------------------------------------------------------------
                                                     PERCENT                  PERCENT                 PERCENT
                                         AMOUNT      OF TOTAL      AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                     -------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Single-family residential            $1,001,408      41.24%   $1,061,813     47.66%   $1,032,116      50.07%
  Multi-family residential                291,917      12.02       233,984     10.50       191,580       9.29
  Commercial real estate                  388,678      16.01       282,980     12.70       248,365      12.05
  Construction                            210,660       8.68       179,189      8.04       139,314       6.76
  Land                                     29,232       1.20        17,309      0.78        12,503       0.56
                                       ----------     ------    ----------    ------    ----------     ------
    Total mortgage loans                1,921,895      79.15     1,775,275     79.69     1,623,878      78.78
                                       ----------     ------    ----------    ------    ----------     ------
Consumer loans:
  Second mortgage and home equity         243,124      10.01       214,295      9.62       220,177      10.68
  Education                               136,011       5.60       130,254      5.85       125,503       6.09
  Other                                    65,686       2.71        56,590      2.33        53,867       2.61
                                       ----------     ------    ----------    ------    ----------     ------
    Total consumer loans                  444,821      18.32       401,139     18.01       399,547      19.38
                                       ----------     ------    ----------    ------    ----------     ------
Commercial business loans:
  Loans                                    61,419       2.53        51,403      2.31        37,861       1.84
  Lease receivables                            --       0.00            --      0.00             5       0.00
                                       ----------     ------    ----------    ------    ----------     ------
    Total commercial business loans        61,419       2.53        51,403      2.31        37,866       1.84
                                       ----------     ------    ----------    ------    ----------     ------
    Gross loans receivable              2,428,135     100.00%    2,227,817    100.00%    2,061,291     100.00%
                                                      ======                  ======                   ======
Contras to loans:
  Undisbursed loan proceeds               (97,092)                 (87,401)                (68,686)
  Allowance for loan losses               (24,404)                 (24,027)                (25,400)
  Unearned loan fees                       (3,528)                  (4,015)                 (4,137)
  Discount on loans purchased                (361)                    (792)                 (1,016)
  Unearned interest                           (29)                     (16)                    (29)
                                       ----------               ----------              ----------
    Total contras to loans               (125,414)                (116,251)                (99,268)
                                       ----------               ----------              ----------
    Loans receivable, net              $2,302,721               $2,111,566              $1,962,023
                                       ==========               ==========              ==========


                                                        MARCH 31,
                                     -------------------------------------------------
                                                1997                      1996
                                     -------------------------------------------------
                                                     PERCENT                  PERCENT
                                         AMOUNT      OF TOTAL      AMOUNT     OF TOTAL
                                     -------------------------------------------------
                                                   (Dollars in thousands)
Mortgage loans:
  Single-family residential           $  864,717      48.80%    $  872,596     53.04%
  Multi-family residential               177,108      10.00        175,707     10.68
  Commercial real estate                 205,369      11.59        168,554     10.25
  Construction                           120,421       6.80         90,568      5.51
  Land                                    15,730       0.89         21,077      1.28
                                      ----------     ------     ----------    ------
    Total mortgage loans               1,383,345      78.07      1,328,502     80.76
                                      ----------     ------     ----------    ------

Consumer loans:
  Second mortgage and home equity        194,888      11.00        155,214      9.44
  Education                              113,606       6.41         89,710      5.45
  Other                                   50,966       2.88         40,924      2.49
                                      ----------     ------     ----------    ------
    Total consumer loans                 359,460      20.29        285,848     17.38
                                      ----------     ------     ----------    ------

Commercial business loans:
  Loans                                   29,012       1.64         30,352      1.85
  Lease receivables                           10       0.00            363      0.02
                                      ----------     ------     ----------    ------
    Total commercial business loans       29,022       1.64         30,715      1.87
                                      ----------     ------     ----------    ------

    Gross loans receivable             1,771,827     100.00%     1,645,065    100.00%
                                                     ======                   ======

Contras to loans:
  Undisbursed loan proceeds              (59,793)                  (50,800)
  Allowance for loan losses              (24,155)                  (23,882)
  Unearned loan fees                      (3,691)                   (2,804)
  Discount on loans purchased             (1,180)                   (1,484)
  Unearned interest                          (89)                     (118)
                                      ----------                ----------
    Total contras to loans               (88,908)                  (79,088)
                                      ----------                ----------

    Loans receivable, net             $1,682,919                $1,565,977
                                      ==========                ==========


         The following table shows, at March 31, 2000, the scheduled contractual maturities of the Bank's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                        MULTI-FAMILY
                                                         RESIDENTIAL
                                                            AND
                                      SINGLE-FAMILY      COMMERCIAL       CONSTRUCTION                       COMMERCIAL
                                       RESIDENTIAL       REAL ESTATE        AND LAND           CONSUMER       BUSINESS
                                         LOANS              LOANS            LOANS              LOANS          LOANS
                                     -----------------------------------------------------------------------------------
                                                                         (In Thousands)
Amounts due:
  In one year or less                  $   36,367        $   86,873        $  111,519        $   69,808      $   30,495
  After one year through
    five years                            133,479            94,636            14,908           192,794          19,355
  After five years                        831,562           499,086           113,465           182,219          11,569
                                       ----------        ----------        ----------        ----------      ----------
                                       $1,001,408        $  680,595        $  239,892        $  444,821      $   61,419
                                       ==========        ==========        ==========        ==========      ==========

Interest rate terms on amounts
due after one year:
    Fixed                              $  318,388        $  118,358        $   22,755        $  216,064      $    7,107
                                       ==========        ==========        ==========        ==========      ==========
    Adjustable                         $  646,653        $  475,364        $  105,618        $  158,949      $   23,817
                                       ==========        ==========        ==========        ==========      ==========


         SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings institutions, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 2000, $1.0 billion or 41.2% of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured or guaranteed by a federal or state agency.

         The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans at its discretion, based on a designated index. This is subject to a limit of 1% per adjustment and an aggregate 5% adjustment over the life of the loan. The Bank also originates, to a much lesser extent, adjustable-rate loans with terms that provide for annual adjustment to the interest rate in accordance with changes in a designated index. These are generally subject to a limit of 2% per adjustment and an aggregate 5% adjustment over the life of the loan.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2000, approximately $683.0 million or 68.2% of the Bank's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates.

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

         At March 31, 2000, approximately $318.4 million or 31.8% of the permanent single-family residential loans in the Bank's loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. The Bank originates multi-family loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2000, the Bank had $291.9 million of loans secured by multi-family residential real estate and $388.7 million of loans secured by commercial real estate. The Bank generally limits the origination of such loans to its primary market area.

         The Bank's multi-family residential loans are primarily secured by apartment buildings and commercial real estate loans are primarily secured by office buildings, industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including motels, restaurants and nursing homes.

         Although terms vary, multi-family residential and commercial real estate loans generally have maturities of 15 to 30 years, as well as balloon payments, and terms which provide that the interest rates thereon may be adjusted annually at the Bank's discretion, based on a designated index, subject to an initial fixed-rate for a one to five year period and an annual limit of 1% to 1.5% per adjustment, with no limit on the amount of such adjustments over the life of the loan.

         CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 2000, construction loans amounted to $210.7 million or 8.7% of the Bank's total loans held for investment. Land loans amounted to $29.2 million at March 31, 2000.

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

         CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2000, $444.8 million or 18.3% of the Bank's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans, which are generally guaranteed by a federal governmental agency

         The largest component of the Bank's consumer loan portfolio is second mortgage and home equity loans, which amounted to $243.1 million or 10.0% of loans at March 31, 2000. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

         Approximately $136.0 million or 5.6% of the Bank's loans at March 31, 2000 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great

Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association ("SLMA") or to other investors. The Bank sold $1.4 million of these education loans during fiscal 2000.

         The remainder of the Bank's consumer loan portfolio consists of deposit account secured loans and loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is allocated 44% of the profit or losses from such activities. At March 31, 2000, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $36.7 million and $4.8 million, respectively.

         COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2000, commercial business loans amounted to $61.4 million or 2.5 % of the Bank's total loans held for investment. The Bank's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated prime lending rate. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

         FEE INCOME FROM LENDING ACTIVITIES. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts are amortized as an adjustment of the related loan's yield.

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

         Applications for all types of loans are obtained at the Bank's six regional lending offices, certain of its branch offices and one loan origination facility. Loans may be approved by members of the Loan Committee, within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. At least three signatures of members of the Senior Loan Committee are required to approve (i) all loans over $250,000 and all loans secured by properties consisting of over eight units and (ii) loans over $750,000 and up to $1.0 million, provided that the President is one of the approving members. Loans in excess of $1.0 million may be committed by the Senior Loan Committee, subject in all cases to the prior approval of the Board of Directors of the Bank.

         The Bank's general policy is to lend up to 80% of the appraised value of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 2000, the Bank had approximately $27.7 million of loans that had loan-to-value ratios of greater Than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

         The portfolio of commercial and multi-family residential loans is reviewed on a continuing basis (annually for most loans of $500,000 or more) to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank's Board of Directors.

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

         The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA and other investors in the secondary market, such as WHEDA, the Wisconsin Department of Veterans Affairs and other financial institutions. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio, as well as all of the FHA and VA loans originated. The volume of loans originated and sold is reliant on a number of factors but is most influenced by general interest rates. In periods of higher interest rates, such as occurred in fiscal 2000, customer demand for fixed-rate mortgages declines. In periods of lower interest rates, such as fiscal 1999, customer demand for fixed-rate mortgages increases. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 90% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

         The Bank generally continues to collect payments on conventional loans that it sells to others as they become due, to inspect the security property, to make certain insurance and tax advances on behalf of borrowers and to otherwise service such loans. The Bank recognizes a servicing fee when the related loan payments are received.

At March 31, 2000, the Bank was servicing $1.6 billion of loans for others. The Bank sells all of the FHA/VA loans originated on a servicing-released basis.

         The Bank is not an active purchaser of multi-family and commercial loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2000, approximately $24.3 million of mortgage loans were being serviced for the Bank by others.

         The following table shows the Bank's consolidated total loans originated, purchased, sold and repaid during the periods indicated.


                                                                         YEAR ENDED MARCH 31,
                                                     --------------------------------------------------------
                                                         2000                   1999                  1998
                                                     --------------------------------------------------------
                                                                           (In Thousands)
Gross loans receivable at beginning of year(1)        $ 2,245,897           $ 2,096,043           $ 1,954,961
Loans originated for investment:
  Single-family residential                                75,110               121,326               257,261
  Multi-family residential                                 50,326               131,007                44,882
  Commercial real estate                                  194,393               231,957               102,112
  Construction and land                                   308,192               283,076               199,935
  Consumer                                                216,419               207,385               205,941
  Commercial business                                      38,617                46,216                22,750
                                                      -----------           -----------           -----------
    Total originations                                    883,057             1,020,968               832,881
                                                      -----------           -----------           -----------
Loans purchased for investment:
  Single-family residential                                    --                    --                    --
  Multi-family residential                                    950                    --                    --
  Commercial real estate                                      242                    --                 6,115
                                                      -----------           -----------           -----------
    Total purchases                                         1,192                    --                 6,115
    Total originations and purchases                      884,249             1,020,968               838,996
Repayments                                               (605,348)             (703,695)             (610,172)
Transfers of loans to held for sale                       (81,530)             (114,789)              (42,260)
                                                      -----------           -----------           -----------
     Net activity in loans held for investment            197,371               202,484               186,564
                                                      -----------           -----------           -----------
Loans originated for sale:
  Single-family residential                               228,830               475,218               333,930
Transfers of loans from held for investment                81,530                94,789                28,838
Sales of loans                                           (249,399)             (530,210)             (408,250)
Loans converted into mortgage-backed
  securities                                              (74,330)              (92,427)                   --
                                                      -----------           -----------           -----------
     Net activity in loans held for sale                  (13,369)              (52,630)              (45,482)
                                                      -----------           -----------           -----------
     Gross loans receivable at end of period          $ 2,429,899           $ 2,245,897           $ 2,096,043
                                                      ===========           ===========           ===========

---------------------------------------------------

(1) Includes loans held for sale and loans held for investment.


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

         The interest income that would have been recorded during fiscal 2000 if the Bank's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $220,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2000 was $70,000.

         The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank's total loans held for investment at the dates indicated.


                                                          MARCH 31,
                            ------------------------------------------------------------------
                                   2000                     1999                   1998
                            ------------------------------------------------------------------
                                          % OF                    % OF                   % OF
                                          TOTAL                   TOTAL                  TOTAL
DAYS PAST DUE                BALANCE      LOANS      BALANCE      LOANS      BALANCE     LOANS
----------------------------------------------------------------------------------------------
                                                   (Dollars in Thousands)
30 to 59 days               $ 3,224       0.13%      $ 5,535      0.25%      $ 7,525     0.37%
60 to 89 days                   903       0.04           693      0.03         1,397     0.07
90 days and over              3,614       0.15         4,006      0.18         5,976     0.29
                            -------       ----       -------      ----       -------     ----
   Total                    $ 7,741       0.32%      $10,234      0.46%      $14,898     0.72%
                            =======       ====       =======      ====       =======     ====

         There were no non-accrual loans with a carrying value of $1.0 million or greater at March 31, 2000. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7 included herewith. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8 included herewith.

         REAL ESTATE HELD FOR DEVELOPMENT AND SALE. At March 31, 2000, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $1.9 million. The units were related to a former non-accrual loan for a condominium project, which was repurchased by the lead lender in fiscal 1998. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under "Subsidiaries-Investment Directions, Inc." and "- Nevada Investment Directions, Inc." and Note 15 to the Consolidated Financial Statements in Item 8 included herewith.

         FORECLOSED PROPERTIES. At March 31, 2000, the Corporation had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets decreased $360,000 during the fiscal year.

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

         Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the assets classified loss or charge off such amount.

         Classified assets include non-performing assets plus other loans and assets, including contingent liabilities, meeting the criteria for classification. Non-performing assets include loans and foreclosed properties that are not performing under all material contractual terms of the original notes.

         As of March 31, 2000, the Bank's classified assets consisted of $10.7 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 1999, substandard assets amounted to $10.5 million and no loans were classified as special mention, doubtful or loss.

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

         Additional discussion on the allowance for losses at March 31, 2000 has been presented as part of the discussion under "Allowance for Loan and Foreclosure Losses" in Management's Discussion and Analysis, which is contained in Item 7, included herewith.

SECURITIES - GENERAL

         Management determines the appropriate classification of securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in the income statement.

         Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the years ended March 31, 2000 and 1999, stockholders' equity decreased by $2.7 million (net of deferred income tax of $1,074,000), and $440,000 (net of deferred income taxes of $1.1 million), respectively to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 2000.


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

         The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                           MARCH 31,
                                     --------------------------------------------------------------------------------------
                                               2000                          1999                          1998
                                     --------------------------------------------------------------------------------------
                                      AMORTIZED    ESTIMATED        AMORTIZED    ESTIMATED       AMORTIZED     ESTIMATED
                                         COST      FAIR VALUE          COST      FAIR VALUE         COST       FAIR VALUE
                                     --------------------------------------------------------------------------------------
                                                                        (In Thousands)
Available For Sale:
  U.S. Government and federal
    agency obligations                $13,748        $13,530        $17,645        $17,798        $21,821        $21,859
  Mutual fund                          14,247         14,190         11,142         11,144         14,099         14,104
  Corporate stock and other             8,581          7,216         11,134         11,314         10,136         11,103
                                      -------        -------        -------        -------        -------        -------
                                      $36,576        $34,936        $39,921        $40,256        $46,056        $47,066

Held To Maturity:
  U.S. Government and federal
    agency obligations                $51,270        $49,971        $46,491        $46,334        $33,516        $33,684
  Other securities                          -              -            975            975              -              -
                                      -------        -------        -------        -------        -------        -------
                                       51,270         49,971         47,466         47,309         33,516         33,684
                                      -------        -------        -------        -------        -------        -------

   Total investment securities        $87,846        $84,907        $87,387        $87,565        $79,572        $80,750
                                      =======        =======        =======        =======        =======        =======

         For additional information regarding the Corporation's investment securities, see the Corporation's Consolidated Financial Statements, including
Note 3 thereto included in Item 8.

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

         At March 31, 2000, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $229.2 million and included $197.9 million, $28.9 million and $2.3 million which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. All three issuers of securities have adjustable-rate securities included in securities held to maturity.

         The fair value of the Corporation's mortgage-backed securities available for sale amounted to $37.7 million at March 31, 2000, of which $5.8 million are five- and seven-year balloon securities, $29.4 million are 15- and 30-year securities and $2.6 million are adjustable-rate securities.

         Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2000, $17.2 million of the Corporation's mortgage-backed securities available for sale and $83.7 million mortgage-backed securities held to maturity were pledged to secure various obligations of the Bank.

         Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Bank's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMO's"), including CMO's which qualify as Real Estate Mortgage Investment Conduits ("REMIC's") under the Internal Revenue Code of 1986, as amended ("Code"). At March 31, 2000, the Corporation's had $14.0 million in mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $19.6 million at the same date.

          The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 2000, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                        ONE TO FIVE YEARS       FIVE TO TEN YEARS        OVER TEN YEARS
                                      ----------------------   ---------------------  ----------------------

                                                  WEIGHTED                WEIGHTED                WEIGHTED
                                                  AVERAGE                  AVERAGE                AVERAGE
                                       BALANCE     YIELD        BALANCE     YIELD      BALANCE     YIELD         TOTAL
                                      ------------------------------------------------------------------------------------
Available for Sale:
     Mortgage-derivative securities   $      -      0.00%      $      -      0.00%      $ 19,586      6.59%      $ 19,586
     Mortgage-backed securities          3,460      6.26         31,537      6.52          2,693      6.77         37,690
                                      --------      ----       --------      ----       --------      ----       --------
                                         3,460      6.26         31,537      6.52         22,279      6.61         57,276
                                      --------      ----       --------      ----       --------      ----       --------

Held to Maturity:
     Mortgage-derivative securities      4,665      6.61          6,435      6.48          2,984      5.96         14,084
     Mortgage-backed securities         11,816      6.40         30,862      6.24        186,481      6.42        229,159
                                      --------      ----       --------      ----       --------      ----       --------
                                        16,481      6.46         37,297      6.28        189,465      6.41        243,243
                                      --------      ----       --------      ----       --------      ----       --------


Mortgage-related securities           $ 19,941      6.42%      $ 68,834      6.39%      $211,744      6.43%      $300,519
                                      ========      ====       ========      ====       ========      ====       ========

         Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

         For additional information regarding the Corporation's mortgage-related securities, see the Corporation's Consolidated Financial Statements, including
Note 4 thereto included in Item 8.

         The Bank is required by the OTS to maintain liquid assets at minimum levels which vary from time to time and which amounted to 4.0% at March 31, 2000. The Bank's liquidity ratio was 11.71% as of March 31, 2000.

SOURCES OF FUNDS

         GENERAL. Deposits are a major source of the Bank's funds for lending and other investment activities. In addition to deposits, the Bank derives funds from loan and mortgage-related securities, principal repayments and prepayments, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

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

         The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. At March 31, 2000, the Bank had $91.4 million in brokered deposits.

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

         The following table sets forth the amount and maturities of the Corporation's certificates of deposit at March 31, 2000.

                                     OVER SIX          OVER           OVER TWO
                                      MONTHS         ONE YEAR          YEARS          OVER
                    SIX MONTHS        THROUGH        THROUGH          THROUGH         THREE
  INTEREST RATE      AND LESS        ONE YEAR       TWO YEARS       THREE YEARS       YEARS          TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                         (In Thousands)
3.00% to 4.99%      $  126,365      $   32,139      $   22,994      $    2,308      $    2,302      $  186,108
5.00% to 6.99%         429,245         324,268         188,350          31,376          14,709         987,948
7.00% to 8.99%           2,845              --              14               2              --           2,861
                    ----------      ----------      ----------      ----------      ----------      ----------
                    $  558,455      $  356,407      $  211,358      $   33,686      $   17,011      $1,176,917
                    ==========      ==========      ==========      ==========      ==========      ==========

         At March 31, 2000, the Corporation had $197.3 million of certificates greater than or equal to $100,000, of which $58.2 million are scheduled to mature within three months, $46.7 million in over three months through six months, $72.6 million in over six months through 12 months and $19.8 million in over 12 months.

         BORROWINGS. From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB that is required to be held by the Bank and by certain of the Bank's mortgage loans. See "Regulation." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Bank has pledged a substantial portion of its loans receivable and all of its investment in FHLB stock as collateral for these advances.

         From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank utilized this source of funds during the year ended March 31, 2000 and may continue to do so in the future.

         The Corporation has a short-term line of credit to fund IDI's limited partnership interests. The interest is based on LIBOR, (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in December 2000. See Note 8 to the Corporation's Consolidated Financial Statements for more information on borrowings.

         The following table sets forth the outstanding balances and weighted average interest rates for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                                                    MARCH 31,
                           -------------------------------------------------------------------------------------------
                                         2000                           1999                          1998
                           -------------------------------------------------------------------------------------------
                                              WEIGHTED                      WEIGHTED                       WEIGHTED
                                               AVERAGE                       AVERAGE                        AVERAGE
                                BALANCE         RATE              BALANCE     RATE              BALANCE       RATE
                           -------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
  FHLB advances                    $ 649,046    5.73%             $ 517,695   5.30%             $ 508,145    5.69%
  Repurchase agreements               92,413    6.03                 42,464   4.91                 42,935    5.60
  Other loans payable                 15,400    7.24                 12,800   6.21                 12,830    8.78

         The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                                                      MARCH 31,
                                  ------------------------------------------------------------------------------
                                              2000                       1999                            1998
                                  ------------------------------------------------------------------------------
                                                                    (In Thousands)
Maximum month-end balance:
  FHLB advances                            $ 378,450                    $ 440,850                     $ 466,670
  Repurchase agreements                       92,413                       52,139                        45,214
  Other loans payable                         15,400                       21,550                        14,972
Average balance:
  FHLB advances                              302,787                      373,137                       426,960
  Repurchase agreements                       59,756                       30,930                        22,923
  Other loans payable                          9,669                       13,297                        12,067

SUBSIDIARIES

         INVESTMENT DIRECTIONS, INC. IDI is a wholly owned non-banking subsidiary of the Corporation formed in February 1996, that has invested in various limited partnerships funded by borrowings from the Corporation. The Corporation's investment in IDI at March 31, 2000, amounted to $6.1 million. For the year ended March 31, 2000, IDI had total assets of $32.8 million and a reported net loss of $345,000. This compares to total assets of $28.1 million and net income of $600,000 for the prior year ended March 31, 1999.

         The assets of IDI include two partnership interests with carrying values greater than $1.0 million. The first investment is a project in Indian Palms, California, which is in early development, with a carrying value at March 31, 2000, of $22.0 million. This compares to a carrying value of $14.9 million at March 31, 1999. The $7.1 million increase in partnership investment from the prior fiscal year was largely due to expansion for a clubhouse, the purchase of additional lots held for sale to recreational residential housing developers, and a purchase by IDI of an additional 30% equity in Indian Palms.

         The net loss of the Indian Palms partnership for the year ended March 31, 2000, was $1.1 million as compared to a net loss of $600,000 for the year ended March 31, 1999. Gross sales of properties were $2,072,500 in 2000. There were no sales in 1999 or 1998.

         The second material partnership investment is a project in Tampa Bay, Florida with a carrying value of $6.1 million at March 31, 2000. This compares to a carrying value of $5.9 million for the prior year ended March 31, 1999. The $200,000 increase in partnership investment from the prior fiscal year was largely due to the development of the project. This project includes a golf course and fully developed single family recreational residential lots.

         The net income of the Tampa Bay partnership for the year ended March 31, 2000, was $145,000 as compared to net income of $1.4 million for the year ended March 31, 1999. This decrease was largely due to a gain on the sale of land reported in 1999. Gross sales of properties were $1.1 million, $6.3 million, and $28,000 in 2000, 1999, and 1998, respectively.

         The balance of assets in IDI includes loans to finance the sales of various partnerships. None of these loans were greater than or equal to $1.0 million and all were current at March 31, 2000.

         At March 31, 2000, the Corporation had extended $27.0 million to IDI to fund various partnership investments. This represents an increase of $5.0 million from borrowings of $22.0 million at March 31, 1999.
These amounts have been eliminated in consolidation.

         At March 31, 2000, IDI had a general valuation allowance of $600,000. This compares to an allowance of $600,000 for the prior year ended March 31, 1999. As of March 31, 2000, and March 31, 1999, there have been no charge-offs for any of the partnerships within IDI.

         NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997, that has invested in various limited partnerships. NIDI was organized in the State of Nevada. IDI's investment in NIDI at March 31, 2000, amounted to $4.4 million. For the year ended March 31, 2000, NIDI had total assets of $4.9 million and net income of $475,000. This compares to total assets of $5.8 million and net income of $700,000 for the prior year ended March 31, 1999.

         The assets of NIDI include one partnership interest with a carrying value greater than $1.0 million. The partnership investment is an industrial park in Round Rock, Texas called Oakmont with a carrying value at March 31, 2000, of $4.5 million. This compares to a carrying value of $3.6 million for the prior year ended March 31, 1999. The partnership had net income of $260,000 for the year ended March 31, 2000, as compared to net income of $300,000 for the year ended March 31, 1999. Oakmont has become a majority owned subsidiary of NIDI with IDI owning the remaining interest.

         The balance of assets at NIDI includes loans to finance the sale of various partnerships. None of these loans had a balance greater than or equal to $1.0 million and all were current at March 31, 2000.

         At March 31, 2000, the Corporation had extended $450,000 to NIDI to fund various partnership investments. NIDI had borrowings from the Corporation of $1.1 million as of March 31, 1999. These amounts have been eliminated in consolidation.

         OAKMONT. In January 2000, IDI and NIDI purchased all of the equity owned by the unrelated partners of Oakmont, and Oakmont became a consolidating subsidiary of IDI and NIDI. Subsequently, Oakmont sold 36% of its land to an outside buyer. Oakmont invested the remainder of its land in a new partnership called Chandler Creek LP formed with the outside buyer. Chandler Creek had a carrying value at Oakmont of $4.5 million at March 31, 2000.

         Together, IDI, NIDI, and Oakmont represent the real estate investment segment of the Corporation's business. This segment is categorized as real estate held for development and sale on the Corporation's consolidated financial statements. Net of reserves of $100,000 and non-performing real estate held for development and sale of $1.7 million, the segment represents $32.5 million of total assets for that category. For further discussion of the real estate held for development and sale segment, see Item 8 - Note 15 to the Corporation's Consolidated Financial Statements.

         ANCHOR INVESTMENT SERVICES, INC. AIS is a wholly owned subsidiary of the Bank that offers a full line of securities, annuities, and insurance products to its customers and members of the general public. For the year ended March 31, 2000, AIS had a net profit of $147,000. The Bank's investment in AIS amounted to $243,000 at March 31, 2000.

         ADPC CORPORATION. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 2000 amounted to $2.0 million. ADPC had a net loss of $100,000 for the year ended March 31, 2000.

         ADPC II, LLC. ADPC II was dissolved in September, 1998 with the sale of its multi-family property that had been classified as non-performing real estate held for development and sale. A loan to the buyer to help fund the sale, of $300,000, was transferred to ADPC. A deferred gain of $300,000 was also transferred to ADPC.

         ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the State of Nevada, AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $261.2 million at March 31, 2000. AIC had net income of $11.1 million for the year ended March 31, 2000. The Bank had outstanding notes to AIC of $42.0 million at March 31, 2000, with a weighted average rate of 8.50% and maturities during the next six months.

EMPLOYEES

         The Corporation had 708 full-time employees and 167 part-time employees at March 31, 2000. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good.
The employees are not represented by a collective bargaining unit.

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


THE CORPORATION

         The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. In addition, the Corporation is subject to the examination and supervision by the Director. The Director is authorized to prohibit by order the activities of a savings and loan holding company that, among other things, the Director feels endangers the safety of the savings and loan association or is contrary to the public interest. The Director is empowered to direct the operations of the savings and loan association and its holding company until the order is complied with and may prohibit dividends from the savings and loan association to its holding company during such period.

         As a unitary savings and loan holding company in existence prior to May 4, 1999, the Corporation generally is not subject to activity restrictions as long as the Bank is in compliance with the Qualified Thrift Lender ("QTL") Test. See "Qualified Thrift Lender Requirement."

         The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Interstate acquisitions generally are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.


THE BANK

         The Bank is a state chartered savings institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. The Bank has applied to change its charter from a state savings bank to a federal savings bank. Subject to regulatory approval, AnchorBank, S.S.B. will become AnchorBank FSB effective June 30, 2000. The Bank is subject to broad state and federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC. As a Wisconsin-chartered institution, the Bank is also currently subject to regulation, examination and supervision by the Director.

         REGULATION OF SAVINGS ASSOCIATIONS The OTS has extensive authority over the operations of all insured savings associations. In addition, the Bank is subject to regulation and supervision by the Director. As part of this authority, the Bank is required to file periodic reports with the OTS and the Director and is subject to periodic examinations by the OTS, the Director and the FDIC. Examinations by the Director are usually conducted jointly with the OTS. When these examinations are conducted by the OTS, the Director, or the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss allowances. The last regular joint examination of the Bank by the OTS and the Director was as of August 31, 1999. The FDIC was included in a joint examination as of November 30, 1992.

         Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's semi-annual OTS assessment for the six months ending June 30, 2000 was $215,000.

         Wisconsin-chartered institutions are also required to pay an annual state assessment. Under Wisconsin law, the fee cannot exceed 12 cents per $1,000 of assets or fraction thereof, as of the close of the preceding calendar year. In addition to an annual fee, each Wisconsin-chartered institution is subject to examination fees. The Bank's assessment for the year ending June 30, 2000 was $60,000.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation, and their affiliated parties such as directors, officers, employees, agents and certain other persons providing services to the Bank or the Corporation. This enforcement authority established a comprehensive framework of activities that the entities can engage in and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies. Such policies include classification of assets, and the establishment of adequate loan loss reserves for regulatory purposes. The State of Wisconsin regulatory authority has similar enforcement authority over the Bank and the Corporation.

         QUALIFIED THRIFT LENDER REQUIREMENT In order for the Bank to exercise the powers granted to SAIF-insured institutions and maintain full access to FHLB advances, it must qualify as a qualified thrift lender ("QTL"). Under the Homeowners' Loan Act, as amended, ("HOLA") and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of residential mortgages and related investments. As of March 31, 2000, the Bank was in compliance with the QTL test.

         FEDERAL REGULATIONS The Bank is subject to federal regulations which address various issues including, but not limited to, insurance of deposits, capital requirements, and liquidity.

         NEW FINANCIAL SERVICES ACT On November 12, 1999, the Financial Services Modernization Act ("Act"), which could have a far-reaching impact on the financial services industry, was signed into law. The intent of the law is to increase competition in the financial services area and includes repealing sections of the 1933 Glass-Steagal Act. The Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the Act, a bank holding company that qualifies as and elects to become a financial holding company may engage in any activity stipulated by the Act under the regulation of the Federal Reserve. The Act restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies in existence prior to May 4, 1999 that continue to meet the QTL test and control only a single savings institution. The Corporation and the Bank presently meet these requirements. The Act also imposes a number of consumer protections that generally greatly limit disclosure of customer information to non-affiliated third parties. Disclosure of ATM usage charges is also required by the Act. Many of the Act's provisions require the issuance of regulations to implement the statutory provisions. As such, it is too early to assess the eventual impact of the Act on either the financial services industry in general or the specific operations of the Corporation and the Bank.

         INSURANCE OF DEPOSITS The Bank's deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital - "well capitalized," "adequately capitalized," or "undercapitalized". These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those that are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with well capitalized, financially sound, institutions paying lower rates than are paid by undercapitalized institutions likely to pose a risk of loss to the insurance fund absent corrective actions.

         Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members paid
6.4 basis points to fund the Financing Corporation ("FICO"), while BIF member institutions paid approximately 1.3 basis points. Thereafter, BIF and SAIF members are assessed at the same rate by FICO. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997 through December 31, 1999. The FICO assessment rate for the first quarter of 2000 was 2.12 basis points.

         REGULATORY CAPITAL REQUIREMENTS For the fiscal years ended March 31, 2000 and 1999, the OTS capital regulations require savings institutions to meet two capital standards: (i) "tier 1 core capital" in an amount not less than 4% of adjusted total assets and (ii) "risk-based capital" of at least 8% of risk-weighted assets. Savings institutions must meet both standards to comply with the capital requirements. For additional discussion of regulatory capital requirements, refer to Note 9 to the Consolidated Financial Statements in Item 8 included herewith.

         Wisconsin-chartered associations are required to maintain a net worth ratio of at least 6.0%. Under this provision, an association's "net worth ratio" is defined as a ratio, expressed as a percentage of assets, calculated by subtracting liabilities from assets, adding to the resulting difference unallocated general loan loss allowances, and dividing the sum by the association's assets. At March 31, 2000, the Bank was in compliance with this net worth requirement with a ratio of 7.37%.

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

         Unless prior approval of the Director is obtained, the Bank may not pay a dividend or otherwise distribute any profits if it fails to maintain its required net worth ratio either prior to, or as a result of, such distribution.

         LIQUIDITY Under applicable federal regulations, savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States Government, state or federal agency obligations) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the Director of the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 4%. Effective November 24, 1997, the OTS adopted a new liquidity rule. The rule lowers liquidity requirements for savings associations from 5 to 4 percent of the association's liquidity base. The base has been reduced by modifying the definition of net withdrawable accounts to exclude, at the association's option, accounts with maturities in excess of one year. The new rule requires the calculation once each quarter, rather than monthly, and removes the requirement that certain obligations must mature in five years or less to qualify as a liquid asset. The rule also added certain short-term mortgage-related securities and short-term first lien residential mortgage loans to the list of assets includable as regulatory liquidity. Historically, the Bank has operated in compliance with applicable liquidity requirements.

         Savings institutions are also required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings. At March 31, 2000, the Bank was in compliance with these liquidity requirements.


RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Bank is required to comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates. Generally, Sections 23A and 23B limit the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions. Exemptions from 23A or 23B may be granted only by the FRB. The Corporation has not been significantly affected by such restrictions or transactions with affiliates.

         FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. The FHLBs provide a central credit facility for member savings institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 2000, the Bank owned $34.6 million in FHLB stock, which is in compliance with this requirement. The Bank has received substantial dividends on its FHLB stock. The dividend for fiscal 2000 amounted to $2.0 million as compared to $1.4 million for fiscal 1999.

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2000, the Bank was in compliance with these requirements. These reserves may be used to satisfy liquidity requirements imposed by the Director of the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

         In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, allowable bad debt deductions which significantly exceeded actual losses and the financial statement loan loss provisions. These earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2000, the Bank's bad debt reserves for tax purposes totaled approximately $46.1 million. (See Note 11 to the Consolidated Financial Statements for additional discussion).

STATE
         Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation's consolidated income tax group except IDI and NIDI, both located in Nevada. Presently, the income of AIC and NIDI are only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2.  PROPERTIES

         At March 31, 2000, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 48 other deposit-taking offices and one lending only office located primarily in south-central, east-central and southwest Wisconsin. The Bank owns 33 of its deposit-taking offices, leases the land on which 3 such offices are located, and leases the remaining 13 deposit-taking offices. In addition, the Bank leases its loan origination facility. The leases expire between 2000 and 2005. The aggregate net book value at March 31, 2000 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $18.9 million. See Note 6 to the Corporation's Consolidated Financial Statements, included as Item 8 hereto, for information regarding the premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 2000, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Corporation's common stock is traded on the NASDAQ Stock Market. The trading symbol is ABCW. As of March 31, 2000, there were approximately 2,900 stockholders of record. That number does not include stockholders holding their stock in street name or nominee's name.

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

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

         The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2000 and 1999.

                                                                                            CASH
QUARTER ENDED                                           HIGH               LOW             DIVIDEND
----------------------------------------------------------------------------------------------------
March 31, 2000                                        $ 15.875          $ 12.750            $ 0.070
December 31, 1999                                       16.875            15.000              0.065
September 30, 1999                                      20.000            15.750              0.065
June 30, 1999                                           20.125            15.250              0.050

March 31, 1999                                          24.500            14.000            $ 0.050
December 31, 1998                                       24.125            17.000              0.050
September 30, 1998                                      24.000            19.344              0.050
June 30, 1998                                           23.375            18.875              0.045

         For information regarding restrictions on the payments of dividends, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                                                              AT OR FOR YEAR ENDED MARCH 31,
                                     ---------------------------------------------------------------------------------
                                           2000           1999             1998             1997              1996
                                     ---------------------------------------------------------------------------------
                                                            (In Thousands, Except Per Share Data)
Earnings per share:
 Basic                                $     0.80       $     1.26       $     1.06       $     0.71       $     0.68
 Diluted                                    0.78             1.19             1.01             0.68             0.65

Interest income                          202,065          194,309          186,910          160,516          144,040
Interest expense                         119,393          114,535          110,893           95,543           85,059
Net interest income                       82,672           79,774           76,017           64,973           58,981
Provision for loan losses                  1,306            1,017            1,250              850              675
Non-interest income                       13,717           21,227           15,222           14,538           10,024
Non-interest expenses                     59,985           51,136           48,137           53,076           41,640
Income taxes                              15,596           18,607           15,507            9,197            9,626
Net income                                19,502           30,241           26,345           16,388           17,064

Total assets                           2,911,152        2,663,718        2,517,080        2,156,168        2,010,216
Investment securities                     86,206           87,722           80,460           52,511           39,823
Mortgage-related securities              300,519          258,489          254,389          263,295          245,754
Loans receivable held for
 investment, net                       2,302,721        2,111,566        1,962,023        1,682,919        1,565,977
Deposits                               1,897,369        1,835,416        1,710,980        1,465,608        1,392,073
Notes payable to FHLB                    649,046          517,695          508,145          439,065          368,769
Other borrowings                         107,813           55,264           55,765           57,374           54,613
Stockholders' equity                     217,215          220,287          202,868          165,319          165,594
Shares outstanding                    24,088,147       23,832,165       23,791,787       21,623,990       23,430,534
Book value per share
 at end of period                     $     9.02       $     9.24       $     8.53       $     7.65       $     7.07
Dividend paid per share                     0.25             0.20             0.16             0.12             0.08
Dividend payout ratio                      31.25%           15.48%           15.09%           16.73%           11.76%
Yield on earning assets                     7.57             7.68             7.94             7.90             7.85
Cost of funds                               4.79             4.84             5.01             4.98             4.99
Interest rate spread                        2.78             2.84             2.93             2.92             2.86
Net interest margin                         3.10             3.15             3.23             3.20             3.21
Return on average assets                    0.71             1.16             1.08             0.78             0.90
Return on average equity                    8.92            14.44            13.24             9.90            10.15
Average equity to average assets            7.97             8.04             8.15             7.84             8.86

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 2000 and 1999

GENERAL Net income decreased $10.7 million to $19.5 million in fiscal 2000 from $30.2 million in fiscal 1999. The primary components of this decrease in earnings for fiscal 2000, as compared to fiscal 1999, were a decrease of $7.5 million in non-interest income and an increase of $8.8 million in non-interest expense. This was partially offset by an increase of $2.6 million in net interest income after the provision for loan losses and a decrease of $3.0 million in income taxes. The returns on average assets and average stockholders' equity for fiscal 2000 were .71% and 8.92%, respectively, as compared to 1.16% and 14.44%, respectively, for fiscal 1999.

NET INTEREST INCOME Net interest income increased by $2.9 million during fiscal 2000 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $2.67 billion and $2.49 billion in fiscal 2000, respectively, from $2.53 billion and $2.37 billion, respectively, in fiscal 1999. The ratio of average interest-earning assets to average interest-bearing liabilities remained relatively constant at 1.07% for both fiscal 2000 and fiscal 1999. The average yield on interest-earning assets (7.57% in fiscal 2000 versus 7.68% in fiscal 1999) decreased, as did the average cost on interest-bearing liabilities (4.79% in fiscal 2000 versus 4.84% in fiscal
1999). The net interest margin decreased to 3.10% for fiscal 2000 from 3.15% for fiscal 1999 and the interest rate spread decreased to 2.78% from 2.84% for fiscal 2000 and 1999, respectively. The decrease in the net interest margin is reflective of decreased yields on loans as rates fall, offset by a decrease in the cost of funds. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets increased net interest income in fiscal 2000 by approximately $7.3 million. Offsetting this increase, was a $4.4 million decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses increased slightly from $1.0 million in fiscal 1999 to $1.3 million in fiscal 2000 based on management's ongoing evaluation of asset quality. There was a decrease in net charge-offs of $1.5 million in overall loans in fiscal 2000, and the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses increased slightly from $24.0 million at March 31, 1999 to $24.4 million at March 31, 2000. This amount represented 1.01% of total loans at March 31, 2000, as compared to 1.08% of total loans at March 31, 1999. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income decreased $7.5 million to $13.7 million for fiscal 2000 compared to $21.2 million for fiscal 1999 as a result of several factors. The net gain on sale of loans decreased by $5.3 million largely due to decreased volume of loan sales during the year. Net income from operations of real estate investments decreased $1.1 million because there were fewer sales of partnership interests with more development costs as projects are held at IDI in fiscal 2000. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $1.0 million for fiscal 2000. In addition to decreased loan fee income, there was a non-recurring gain on the sale of an investment property of $360,000 for fiscal 1999. Net gain on sale of investments and securities decreased $350,000 for fiscal 2000, and service charges on deposits also decreased $100,000. Partially offsetting these decreases were increases in other categories. Income from insurance commissions increased $290,000 for fiscal 2000. Loan servicing income increased $70,000 due to increased volume of loans serviced for others.

NON-INTEREST EXPENSES Non-interest expenses increased $8.8 million for fiscal 2000 compared to 1999 as a result of several factors. The majority of the increase was attributed to merger-related expenses of $8.3 million ($5.1 million, net of tax) due to the merger with FCBF and increased goodwill expense of $1.5 million ($900,000, net of tax). Unamortized goodwill from a previous merger became impaired and was written off. There was an increase in furniture and equipment expense of $430,000 in fiscal 2000, primarily due to normal replacement costs. Marketing expense also increased $340,000 in fiscal 2000 due to increased promotions. Data processing expense increased $190,000 due to consulting expenses associated with computer and software upgrades. These increases were partially offset by several non-interest expense decreases. Compensation expense decreased $1.3 million largely due to decreased incentive payments, and other non-interest expenses decreased $350,000 during fiscal 2000. Federal insurance premiums decreased $150,000, and occupancy expense also decreased $110,000 during this fiscal year.

INCOME TAXES Income tax expense decreased $3.0 million for fiscal 2000 as compared to fiscal 1999. The effective tax rate for fiscal 2000 was 44.44% as compared to 38.09% for fiscal 1999. The unusual effective tax rate for fiscal 2000 is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes. See Note 11 to the Consolidated Financial Statements included as Item 8.


                Comparison of Years Ended March 31, 1999 and 1998

GENERAL Net income increased $3.9 million to $30.2 million in fiscal 1999 from $26.3 million in fiscal 1998. The components of this increase in earnings for fiscal 1999, as compared to fiscal 1998, were an increase of $6.0 million in non-interest income and an increase of $4.0 million in net interest income after the provision for loan losses. This was partially offset by an increase of $3.0 million in non-interest expense and an increase of $3.1 million in income taxes. The returns on average assets and average stockholders' equity for fiscal 1999 were 1.16% and 14.44%, respectively, as compared to 1.08% and 13.24%, respectively, for fiscal 1998.

NET INTEREST INCOME Net interest income increased by $3.8 million during fiscal 1999 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $2.53 billion and $2.37 billion in fiscal 1999, respectively, from $2.35 billion and $2.21 billion, respectively, in fiscal 1998. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 1.07% for fiscal 1999 compared to 1.06% for fiscal 1998. The average yield on interest-earning assets (7.68% in fiscal 1999 versus 7.94% in fiscal 1998) decreased, as did the average cost on interest-bearing liabilities (4.84% in fiscal 1999 versus 5.01% in fiscal 1998). The net interest margin decreased to 3.15% for fiscal 1999 from 3.23% for fiscal 1998 and the interest rate spread decreased to 2.84% from 2.93% for fiscal 1999 and 1998, respectively. The decrease in the net interest margin is reflective of decreased yields on loans as rates fall, offset by a decrease in the cost of funds. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets increased net interest income in fiscal 1999 by approximately $8.4 million. Offsetting this increase, was a $4.6 million decrease in net interest income caused by the combination of rate and rate/volume changes.

PROVISION FOR LOAN LOSSES Provision for loan losses decreased slightly from $1.3 million in fiscal 1998 to $1.0 million in fiscal 1999 based on management's ongoing evaluation of asset quality. While an increase in net charge-offs of $970,000 was experienced in overall loans in fiscal 1999, the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses decreased slightly from $25.4 million at March 31, 1998 to $24.0 million at March 31, 1999. This amount represented 1.08% of total loans at March 31, 1999, as compared to 1.23% of total loans at March 31, 1998. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

NON-INTEREST INCOME Non-interest income increased $6.0 million to $21.2 million for fiscal 1999 compared to $15.2 million for fiscal 1998 as a result of several factors. The gain on sale of loans increased by $3.2 million largely due to increased volume of loan sales during the year. Net income from the operations of real estate investments increased $3.0 million because of increased sales and the associated decreased holding costs incurred with those investments. Net gain on sale of investments and securities increased $480,000 and service charges on deposits increased $340,000, essentially due to a growth in deposits. Partially offsetting these increases were several decreases in other categories. Loan servicing income decreased $780,000 due to increased amortization of originated mortgage servicing rights ("OMSR's") of $1.0 million, partially offset by increased volume of loans serviced for others. Insurance commissions decreased by $130,000 due to decreased volume in this area, and other non-interest income also decreased $80,000, for fiscal 1999.

NON-INTEREST EXPENSES Non-interest expenses increased $3.0 million for fiscal 1999 compared to 1998 as a result of several factors. The majority of the increase was because compensation expense increased $3.5 million, largely due to increased incentive payments. Data processing expense increased $360,000 over the prior fiscal year due to consulting expenses associated with computer and software upgrades. Furniture and equipment increased $300,000 due to normal replacement costs. Occupancy expense also increased $200,000 during fiscal 1999. These increases were offset by several non-interest expense decreases. Other non-interest expenses decreased $1.0 million during this fiscal year due to decreases in legal, audit and accounting, postage, telephone and other expenses. Marketing expenses decreased $330,000 due to decreased promotions.

INCOME TAXES Income tax expense increased $3.1 million for fiscal 1999 as compared to fiscal 1998. The effective tax rate for fiscal 1999 was 38.09% as compared to 37.05% for fiscal 1998. See Note 11 to the Consolidated Financial Statements.

                            NET INTEREST INFORMATION

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



                                                                        YEAR ENDED MARCH 31,
                                  --------------------------------------------------------------------------------------------------
                                          2000                                1999                           1998
                                  --------------------------------------------------------------------------------------------------
                                                            AVERAGE                           AVERAGE                        AVERAGE
                                    AVERAGE                  YIELD/     AVERAGE                YIELD/   AVERAGE               YIELD/
                                    BALANCE     INTEREST      COST      BALANCE     INTEREST    COST    BALANCE   INTEREST    COST
                                  --------------------------------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                $ 1,796,749   $ 135,369     7.53%   $ 1,683,821  $ 128,487   7.63%  $1,475,292   $119,504    8.10%
Consumer loans                        414,478      36,041     8.70        404,264     36,332   8.99      422,562     37,183    8.80
Commercial business loans              64,155       5,758     8.98         44,952      3,960   8.81       36,980      3,713   10.04
                                  -----------   ---------             -----------  ---------          ----------   --------
  Total loans receivable (2)        2,275,382     177,168     7.79      2,133,036    168,779   7.91    1,934,835    160,400    8.29
Mortgage-related securities (1)       247,352      15,937     6.44        239,608     15,671   6.54      275,035     18,734    6.81
Investment securities (1)             104,781       6,108     5.83         94,479      5,778   6.12       96,980      4,897    5.05
Interest-bearing deposits              12,652         716     5.66         36,404      2,287   6.28       19,534      1,044    5.34
Federal Home Loan Bank stock           30,486       2,136     7.01         27,464      1,794   6.53       26,922      1,835    6.82
                                  -----------   ---------             -----------  ---------          ----------   --------
  Total interest-earning
   assets                           2,670,653     202,065     7.57      2,530,991    194,309   7.68    2,353,306    186,910    7.94
Non-interest-earning assets            73,226                              72,569                         89,970
                                  -----------                         -----------                     ----------
  Total assets                    $ 2,743,879                         $ 2,603,560                     $2,443,276
                                  ===========                         ===========                     ==========
INTEREST-BEARING LIABILITIES
Demand deposits                   $   537,156      15,259     2.84    $   473,243     13,240   2.80   $  386,921     11,364    2.94
Regular passbook savings              190,751       4,969     2.60        139,751      3,110   2.23      134,246      3,248    2.42
Certificates of deposit             1,087,459      61,251     5.63      1,169,841     65,897   5.63    1,121,913     64,497    5.75
                                  -----------   ---------             -----------  ---------          ----------   --------
  Total deposits                    1,815,366      81,479     4.49      1,782,834     82,247   4.61    1,643,080     79,109    4.81
Notes payable and other
   borrowings                         664,882      37,358     5.62        566,275     31,745   5.61      552,082     31,202    5.65
Other                                  14,050         556     3.96         16,616        543   3.27       19,736        582    2.95
                                  -----------   ---------             -----------  ---------          ----------   --------
  Total interest-bearing
   liabilities                      2,494,298     119,393     4.79      2,365,725    114,535   4.84    2,214,898    110,893    5.01
                                                ---------     ----                 ---------   ----                --------    ----
Non-interest-bearing
   liabilities                         30,830                              28,412                         29,361
                                  -----------                         -----------                     ----------
  Total liabilities                 2,525,128                           2,394,136                      2,244,259
Stockholders' equity                  218,751                             209,424                        199,017
                                  -----------                         -----------                     ----------
  Total liabilities and
   stockholders' equity           $ 2,743,879                         $ 2,603,560                     $2,443,276
  Net interest income/            ===========                         ===========                     ==========
   interest rate spread                          $ 82,672     2.78%                 $ 79,774   2.84%               $ 76,017    2.93%
                                                 ========     ====                  ========   ====                ========    ====
  Net interest-earning assets     $   176,355                         $   165,266                     $  138,408
                                  ===========                         ===========                     ==========
  Net interest margin                                         3.10%                            3.15%                           3.23%
                                                              ====                             ====                            ====
  Ratio of average interest-
   earning assets to average
   interest-bearing liabilities          1.07                                1.07                           1.06
                                         ====                                ====                           ====

-------------------------------
(1) Includes amortized cost basis of assets held and available for sale.

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



                                                         INCREASE (DECREASE) FOR THE YEAR ENDED MARCH 31,
                                    ---------------------------------------------------------------------------------------------
                                               2000 COMPARED TO 1999                             1999 COMPARED TO 1998
                                    -----------------------------------------------------------------------------------------------
                                                                RATE/                                            RATE/
                                        RATE        VOLUME      VOLUME       NET         RATE        VOLUME      VOLUME      NET
                                    -----------------------------------------------------------------------------------------------
                                                                             (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                   $ (1,626)   $  8,617    $   (109)   $  6,882    $ (6,930)   $ 16,892    $   (979)   $  8,983
Consumer loans                         (1,179)        917         (30)       (291)        795      (1,611)        (34)       (851)
Commercial business loans                  75       1,692          32       1,798        (455)        800         (98)        247
                                    ---------    --------    --------    --------    --------    --------    --------    --------
  Total loans receivable               (2,730)     11,226        (107)      8,389      (6,590)     16,081      (1,111)      8,379
Mortgage-related securities (1)          (233)        508          (8)        266        (746)     (2,412)         96      (3,063)
Investment securities (1)                (271)        630         (29)        330       1,034        (126)        (27)        881
Interest-bearing deposits                (227)     (1,491)        148      (1,571)        183         903         158       1,243
Federal Home Loan Bank stock              130         198          14         342         (76)         38          (2)        (41)
                                    ---------    --------    --------    --------    --------    --------    --------    --------
 Total net change in income on
  interest-earning assets              (3,331)     11,071          18       7,756      (6,195)     14,484        (886)      7,399

INTEREST -BEARING LIABILITIES
Demand deposits                           203       1,788          27       2,019        (539)      2,535        (120)      1,876
Regular passbook savings                  530       1,135         194       1,859        (260)        133         (11)       (138)
Certificates of deposit                    (6)     (4,641)         --      (4,646)     (1,300)      2,755         (56)      1,400
                                    ---------    --------    --------    --------    --------    --------    --------    --------
 Total deposits                           727      (1,718)        221        (768)     (2,099)      5,423        (187)      3,138
Notes payable and other borrowings         73       5,527          13       5,613        (253)        801          (6)        543
Other                                     115         (84)        (18)         13          63         (92)        (10)        (39)
                                    ---------    --------    --------    --------    --------    --------    --------    --------
 Total net change in expense on
   interest-bearing liabilities           915       3,725         216       4,858      (2,289)      6,132        (203)      3,642
                                    ---------    --------    --------    --------    --------    --------    --------    --------

 Net change in net interest income   $ (4,246)   $  7,346    $   (198)   $  2,898    $ (3,906)   $  8,352    $   (683)   $  3,757
                                    =========    ========    ========    ========    ========    ========    ========    ========



----------------------------------
(1) Includes amortized cost basis of assets held and available for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, the Bank made dividend payments of $20.1 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

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

The Bank is required by the OTS to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. At March 31, 2000 and 1999, the Bank's liquidity ratio was 11.7% and 13.7%, respectively.

Operating activities resulted in a net cash inflow of $23.6 million. Operating cash flows for fiscal 2000 included earnings of $19.5 million and $(23.8) million of net proceeds from the origination and sale of mortgage loans held for sale.

Investing activities in fiscal 2000 resulted in a net cash outflow of $222.6 million. Primary investing activities resulting in cash outflows were $204.2 million for the purchase of securities and $174.8 million for the increase in net loans receivable. The most significant cash inflows from investing activities were principal payments of $54.4 million received on mortgage-related securities, as well as $106.9 million from the proceeds of sales and maturities of investment securities.

Financing activities resulted in a net cash inflow of $218.7 million including a net increase in deposits of $62.0 million, a net increase in borrowings of $181.8 million and a cash outflow of $21.4 million for treasury stock purchases.

At March 31, 2000, the Corporation had outstanding commitments to originate $65.2 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $132.0 million; and $1.1 million of loans sold with recourse to the Corporation in the event of default by the borrower. (See Note 12 to the Consolidated Financial Statements.) Scheduled maturities of certificates of deposit during the twelve months following March 31, 2000 amounted to $916.5 million, and scheduled maturities of borrowings during the same period totaled $378.4 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

At March 31, 2000, the Bank's capital exceeded all capital requirements of the State of Wisconsin and the OTS as mandated by federal law and regulations on both a current and fully phased-in basis. See Note 9 to the Consolidated Financial Statements.

                               FINANCIAL CONDITION

GENERAL Total assets of the Corporation increased $247.4 million or 9.3% from $2.66 billion at March 31, 1999, to $2.91 billion at March 31, 2000. This increase was primarily funded by net increases in borrowings of $134.0 million, deposits of $62.0 million, and reverse repurchase agreements of $49.9 million. These funds were generally invested in loans receivable and mortgage-related securities.

MORTGAGE-RELATED SECURITIES Mortgage-related securities (both available for sale and held to maturity) increased $42.0 million as a net result during the year of
(i) purchases of $98.2 million, (ii) principal repayments and market value adjustments of $56.2 million and (iii) sales of $17,000. Mortgage-related securities consisted of $280.9 million mortgage-backed securities and $19.6 million mortgage-derivative securities at March 31, 2000. See Notes 1 and 4 to the Consolidated Financial Statements.

Mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk and interest rate risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, and (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security, and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period.

LOANS RECEIVABLE Total net loans (including loans held for sale) increased $174.8 million during fiscal 2000 from $2.13 billion at March 31, 1999, to $2.30 billion at March 31, 2000. The activity included (i) originations and purchases of $870.7 million, (ii) sales of loans held for sale of $249.4 million, and
(iii) principal repayments and other reductions of $446.5 million. See Note 5 to the Corporation's Consolidated Financial Statements for more information.

NON-PERFORMING ASSETS Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $5.6 million or 0.19% of total assets at March 31, 2000 from $6.4 million or 0.24% of total assets at March 31, 1999.

Non-performing assets are summarized as follows for the dates indicated:





                                                                                 AT MARCH 31,
                                                     -----------------------------------------------------------------
                                                        2000       1999          1998            1997      1996
                                                     -----------------------------------------------------------------
                                                                            (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                             $ 2,582       $ 2,931       $ 3,256       $ 3,019       $ 1,281
 Multi-family residential                                    3            --           898         4,489            --
 Commercial real estate                                    126           145           288         2,978         6,038
 Construction and land                                      --            --            --            58            81
 Consumer                                                  571           571           765           463           202
 Commercial business                                       332           359           769           610           508
                                                       -------       -------       -------       -------       -------
  Total non-accrual loans                                3,614         4,006         5,976        11,617         8,110
Real estate held for development and sale                1,691         1,764         4,431         2,736         2,319
Foreclosed properties and repossessed assets, net          272           630         3,794           246            91
                                                       -------       -------       -------       -------       -------
  Total non-performing assets                          $ 5,577       $ 6,400       $14,201       $14,599       $10,520
                                                       =======       =======       =======       =======       =======

Performing troubled debt restructurings                $   144       $   293       $   725       $   329       $   332
                                                       =======       =======       =======       =======       =======
Total non-accrual loans to total loans                    0.15%         0.18%         0.29%         0.66%         0.49%
Total non-performing assets to total assets               0.19          0.24          0.56          0.68          0.52
Allowance for loan losses to total loans                  1.00          1.08          1.23          1.36          1.45
Allowance for loan losses to total
 non-accrual loans                                      675.26        599.78        425.03        207.93        294.48
Allowance for loan and foreclosure losses
 to total non-performing assets                         439.63        379.97        181.15        172.84        233.83


Non-accrual loans decreased $390,000 in fiscal 2000. This decrease is not attributable to any one property. At March 31, 2000, there were no non-accrual loans with a carrying value of greater than $1.0 million. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Non-performing real estate held for development and sale decreased $70,000 during fiscal 2000. At March 31, 2000, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $1.9 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project that was sold in the prior fiscal year.

Foreclosed properties and repossessed assets decreased $360,000 in fiscal 2000. This decrease is not attributable to any one property. At March 31, 2000, there are no properties in foreclosed properties with a carrying value greater than $1.0 million.

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



                                                               YEAR ENDED MARCH 31,
                                     ------------------------------------------------------------------------
                                           2000           1999           1998           1997           1996
                                     ------------------------------------------------------------------------
                                                             (Dollars In Thousands)

Allowance at beginning of year        $ 24,027       $ 25,400       $ 24,155       $ 23,882       $ 23,304

Charge-offs:
  Mortgage                                 (45)        (1,518)          (956)          (222)          (439)
  Consumer                                (833)        (1,054)        (1,058)          (503)          (104)
  Commercial business                     (378)          (414)          (406)          (275)          (455)
                                      --------       --------       --------       --------       --------
   Total charge-offs                    (1,256)        (2,986)        (2,420)        (1,000)          (998)
                                      --------       --------       --------       --------       --------

Recoveries:
  Mortgage                                  87            447            825            250            298
  Consumer                                 203            123             76              5             10
  Commercial business                       37             26             95            168             43
                                      --------       --------       --------       --------       --------
   Total recoveries                        327            596            996            423            351
                                      --------       --------       --------       --------       --------

   Net charge-offs                        (929)        (2,390)        (1,424)          (577)          (647)
                                      --------       --------       --------       --------       --------
Provision                                1,306          1,017          1,250            850            675
Acquired banks', allowances                 --             --          1,419             --            550
                                      --------       --------       --------       --------       --------
Allowance at end of year              $ 24,404       $ 24,027       $ 25,400       $ 24,155       $ 23,882
                                      ========       ========       ========       ========       ========
Net charge-offs to average loans
 held for sale and for investment        (0.04)%        (0.11)%        (0.07)%        (0.03)%        (0.04)%
                                          ====           ====           ====           ====           ====



The fiscal 2000 provision for loan losses totaled $1.3 million as compared to $1.0 million in fiscal 1999. The provision for loan losses for fiscal years 2000 and 1999 remain at significantly lower levels compared to earlier years when the Bank's charge-off experience from certain portfolio segments required larger allowances due to higher defaults during a period of economic downturn. Those segments were largely multi-family real estate loans secured by properties in states other than Wisconsin and leases receivable. The Corporation had, until the past few years, substantially ceased extending credit in those segments since the late 1980's. Because of this historical experience, and based on the volume and type of lending reintroduced to the loan portfolio (in the real estate held for development and sale segment), management considered it appropriate to retain the allowance at its present level. For further discussion of the real estate held for development and sale segment, see Item 8 - Note 15 to the Consolidated Financial Statements and Item 1 - "Business - Subsidiaries".

The Bank considers economic trends in its overall level of general allowances. Historically, the Bank's non-performing and classified assets have fluctuated with economic trends, both locally and nationally. At March 31, 2000, the present positive local and national economic conditions are reflected in the Bank's decrease in non-performing and classified assets. At the same time, both locally and nationally, consumer debt levels have risen and have been accompanied by increased default levels. In response to these conditions, the Bank has decreased its general reserve slightly from $10.5 million to $9.4 million.

Non-performing assets have decreased $800,000 while classified asset levels have increased $200,000 during the past fiscal year. Because of the increased growth in the real estate investment segment and in the commercial loan portfolio, management believes that the present level of the allowance is prudent.

Loan charge-offs were $1.3 million and $3.0 million for the fiscal years ending March 31, 2000 and 1999, respectively. Total charge-offs for the years ended March 31, 2000 and 1999 decreased $1.7 million and increased $570,000, respectively, from the prior respective fiscal year ends. The decrease in charge-offs for fiscal 2000 is largely due to decreases in mortgage and consumer loan charge-offs. Mortgage loan and consumer loan charge-offs decreased $1.5 million and $220,000, respectively, for the year ended March 31, 2000. The increase in charge-offs for fiscal 1999 was largely due to an increase in mortgage loan charge-offs. Mortgage loan charge-offs increased $560,000 for the year ended March 31, 1999. Commercial loan and consumer loan charge-offs remained relatively constant at $410,000 and $1.1 million, respectively, for the year ended March 31, 1999. While recoveries slightly offset the charge-offs for the year ended March 31, 2000, such recoveries decreased $270,000 from $600,000 in fiscal 1999 to $330,000 in fiscal 2000. Recoveries decreased $400,000 during the fiscal year ended March 31, 1999.

The decreased level in net charge-offs of $1.5 million and increased level in net charge-offs of $1.0 million for the respective years ended March 31, 2000 and 1999 do not represent changes in the quality of the loan portfolio, but instead reflect the local and national trends in overall consumer debt levels and bankruptcy filings.

The table below shows the Corporation's allocation of the allowance for loan losses by loan type at the dates indicated.


                                                                      MARCH 31,
                         -----------------------------------------------------------------------------------------------------------
                              2000                  1999                  1998                  1997                  1996
                         -----------------------------------------------------------------------------------------------------------
                                    % OF TOTAL           % OF TOTAL            % OF TOTAL            % OF TOTAL           % OF TOTAL
                                     LOANS BY             LOANS BY              LOANS BY              LOANS BY             LOANS BY
                          AMOUNT     CATEGORY   AMOUNT    CATEGORY    AMOUNT    CATEGORY    AMOUNT    CATEGORY    AMOUNT   CATEGORY
                         -----------------------------------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)

Single-family residential $  2,109     8.64%  $  2,035       8.47%  $  1,277       5.03%  $    679       2.81%     $ 638       2.67%
Multi-family residential     1,749     7.17      1,962       8.17        592       2.33        492       2.04        364       1.52
Commercial real estate       6,360    26.06      4,976      20.71      1,624       6.39      1,010       4.18        772       3.23
Construction and land            -        -          -          -        187       0.74          -          -          4       0.02
Consumer                     2,088     8.56      1,543       6.42      2,188       8.61      1,511       6.26      1,037       4.34
Commercial business          2,729    11.18      3,000      12.49      1,337       5.26      1,370       5.67      1,008       4.22
Unallocated                  9,369    38.39     10,511      43.75     18,195      71.63     19,093      79.04     20,059      83.99
                          --------   ------   --------     ------   --------     ------   --------     ------   --------     ------
  Total allowance for
    loan losses           $ 24,404   100.00%  $ 24,027     100.00%  $ 25,400     100.00%  $ 24,155     100.00%  $ 23,882     100.00%
                          ========   ======   ========     ======   ========     ======   ========     ======   ========     ======



Although management believes that the March 31, 2000, allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process, in order to continue to maintain strong asset quality.

DEPOSITS Deposits increased $62.0 million during fiscal 2000 to $1.90 billion, of which $3.5 million was due to increases in certificates of deposit, $24.3 million was due to increases in money market accounts, and $35.4 million was due to increases in NOW accounts. All of these increases were due to promotions and related growth of deposit households. The weighted average cost of deposits increased to 4.59% at fiscal year-end 2000 compared to 4.46% at fiscal year-end 1999.

BORROWINGS FHLB advances increased $131.4 million during fiscal 2000 to fund the increased loan activity. At March 31, 2000, advances totaled $649.0 million with a weighted average interest rate of 5.73%. Reverse repurchase agreements increased $49.9 million during fiscal 2000. Other loans payable increased $2.6 million from the prior fiscal year. For additional information, see Note 8 to the Consolidated Financial Statements.

STOCKHOLDERS' EQUITY Stockholders' equity at March 31, 2000 was $217.2 million, or 7.46% of total assets, compared to $220.3 million and 8.27% of total assets at March 31, 1999. Stockholders' equity decreased during the year as a result of
(i) comprehensive income of $16.8 million, which includes net income of $19.5 million and an offsetting change in net unrealized losses on available-for-sale securities as a part of accumulated other comprehensive loss of $2.7 million,
(ii) the repayment of ESOP borrowings of $690,000, (iii) the exercise of stock options of $1.8 million, (iv) the vesting of recognition plan shares of $140,000, (v) employee stock plan purchases of $550,000, (vi) the tax benefit from certain stock options of $1.6 million, (vii) the consolidation of the SERP liability of $850,000 and (viii) the conversion of FCBF shares of $1.9 million. These were offset by (i) the purchase of treasury stock of $21.4 million and
(ii) the payment of cash dividends of $5.9 million.

IMPACT OF YEAR 2000

The Corporation has addressed all potential problems associated with automated systems including information systems. The Corporation identified areas of operations critical for the delivery of its products and services. The majority of the Corporation's applications used in operations are purchased from an outside vendor (third party). The Corporation's plan included obtaining certification of compliance from third parties and testing all of the impacted applications (both internally developed and third party provided). The Corporation was fully compliant by June 30, 1999. The Corporation successfully completed all tests and does not anticipate any future problems. The Corporation did not incur any interruption in business as a result of the century change.

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

The Corporation's strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements on the net interest margin. As part of this strategy, the Corporation sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, invests in medium-term mortgage-related securities, and invests in consumer loans which generally have shorter terms to maturity and higher and/or adjustable interest rates. The Corporation occasionally sells adjustable-rate loans at origination to private investors.

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

The Corporation's cumulative net gap position at March 31, 2000 for one year or less was a negative 6.52% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation's interest rate sensitivity gap position as of March 31, 2000.

                                                    03/31/01       03/31/02        03/31/03       03/31/04       03/31/05
                                                 ==========================================================================
                                                                             (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)                  $   168,335     $    89,101     $    67,550    $    52,119    $    40,768
    Average interest rate                               7.56%           7.56%           7.51%          7.47%          7.44%

  Mortgage loans -Variable (1) (2)                   685,996         280,277         151,309         49,557         26,374
    Average interest rate                               7.43%           6.93%           6.82%          5.10%          4.89%

 Consumer loans (1)                                  318,767          59,642          30,155         15,809          8,746
    Average interest rate                               8.44%           8.31%           8.28%          8.26%          8.25%

 Commercial business loans (1)                        42,568          12,357           3,502            812            545
    Average interest rate                               8.75%           8.75%           8.75%          8.75%          8.75%

 Mortgage-related securities (3)                     105,900          60,217          40,004         27,377         18,643
    Average interest rate                               6.34%           6.33%           6.33%          6.33%          6.33%

 Investment securities and other
  interest-earning assets (3)                        101,814          18,713          14,034          4,678          4,678
    Average interest rate                               6.19%           6.00%           6.00%          6.00%          6.00%
    Total rate sensitive assets                    1,423,380         520,307         306,554        150,352         99,754

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                            212,090         125,237          83,871         56,002         36,561
    Average interest rate                               3.17%           3.90%           3.65%          3.44%          3.33%

Time-deposits (4)                                    914,868         153,084          91,950          8,506          8,506
    Average interest rate                               5.60%           5.74%           5.68%          5.61%          5.61%

 Borrowings                                          486,263          80,596          30,500         16,000         81,000
    Average interest rate                               5.88%           5.71%           6.15%          5.40%          5.63%
    Total rate sensitive liabilities               1,613,221         358,917         206,321         80,508        126,067

Interest sensitivity gap                         $  (189,841)    $   161,390     $   100,233    $    69,844    $   (26,313)
                                                 ===========     ===========     ===========    ===========    ===========

Cumulative interest sensitivity gap              $  (189,841)    $   (28,451)    $    71,782    $   141,626    $   115,313
                                                 ===========     ===========     ===========    ===========    ===========

Cumulative interest sensitivity
gap as a percent of total assets                      (6.52)%         (0.98)%           2.47%          4.86%          3.96%

                                                                           FAIR VALUE
                                                 THEREAFTER      TOTAL      03/31/00
                                              =========================================
                                                        (Dollars In thousands)

Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)               $   208,552    $   626,425   $   604,707
    Average interest rate                            7.28%

  Mortgage loans -Variable (1) (2)                   --        1,193,513     1,172,094
    Average interest rate

 Consumer loans (1)                                11,131        444,250       442,617
    Average interest rate                            8.25%

 Commercial business loans (1)                      1,302         61,086        61,221
    Average interest rate                            8.75%

 Mortgage-related securities (3)                   48,378        300,519       292,583
    Average interest rate                            6.33%

 Investment securities and other
  interest-earning assets (3)                      14,034        157,951       157,437
    Average interest rate                            6.00%
    Total rate sensitive assets                   283,397      2,783,744     2,730,659

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                          61,353        575,114       557,586
    Average interest rate                            3.82%

Time-deposits (4)                                    --        1,176,914     1,161,144
    Average interest rate

 Borrowings                                        62,500        756,859       749,446
    Average interest rate                            5.43%
    Total rate sensitive liabilities              123,853      2,508,887     2,468,176

Interest sensitivity gap                      $   159,544    $   274,857
                                              ===========    ===========

Cumulative interest sensitivity gap           $   274,857
                                              ===========
Cumulative interest sensitivity
gap as a percent of total assets                     9.44%


---------------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $97.1 million, and (ii) non-accrual loans, which amounted to $3.6 million.
(2)  Includes $1.8 million of loans held for sale spread throughout the periods.
(3) Includes $92.2 million of securities available for sale spread throughout the periods.
(4) Does not include $134.2 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $11.1 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.


                                                                         Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................................. 41

Consolidated Statements of Income........................................ 42

Consolidated Statements of Changes in Stockholders' Equity............... 43

Consolidated Statements of Cash Flows.................................... 45

Notes to Consolidated Financial Statements............................... 47

Report of Ernst & Young LLP, Independent Auditors........................ 72

Management and Audit Committee Report.................................... 73

SUPPLEMENTARY DATA

Quarterly Financial Information.......................................... 74

CONSOLIDATED BALANCE SHEETS


                                                                                              MARCH 31,
                                                                              ---------------------------------------
                                                                                   2000                       1999
                                                                              ---------------------------------------
                                                                                (In Thousands, Except Per Share Data)
ASSETS
Cash                                                                          $    46,560                 $    32,807
Interest-bearing deposits                                                          37,148                      31,169
                                                                              -----------                 -----------
  Cash and cash equivalents                                                        83,708                      63,976
Investment securities available for sale                                           34,936                      40,256
Investment securities held to maturity (fair value of $49,971 and
  $47,309, respectively)                                                           51,270                      47,466
Mortgage-related securities available for sale                                     57,276                      66,956
Mortgage-related securities held to maturity (fair value of $234,505
  and $192,687, respectively)                                                     243,243                     191,533
Loans receivable, net:
  Held for sale                                                                     1,764                      18,080
  Held for investment                                                           2,302,721                   2,111,566
Foreclosed properties and repossessed assets, net                                     272                         630
Real estate held for development and sale                                          34,063                      30,075
Office properties and equipment                                                    25,712                      24,879
Federal Home Loan Bank stock--at cost                                              34,597                      27,745
Accrued interest on investments and loans                                          19,364                      17,322
Prepaid expenses and other assets                                                  22,226                      23,234
                                                                              -----------                 -----------
     Total assets                                                             $ 2,911,152                 $ 2,663,718
                                                                              ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                      $ 1,897,369                 $ 1,835,416
Federal Home Loan Bank and other borrowings                                       664,446                     530,495
Reverse repurchase agreements                                                      92,413                      42,464
Advance payments by borrowers for taxes and insurance                               8,213                      10,360
Other liabilities                                                                  31,496                      24,696
                                                                              -----------                 -----------
     Total liabilities                                                          2,693,937                   2,443,431
                                                                              -----------                 -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                           -                           -
Common stock, $.10 par value, 100,000,000 shares
 authorized, 25,363,339 and 24,998,648 shares issued, respectively                  2,536                       2,500
Additional paid-in capital                                                         56,496                      80,199
Retained earnings                                                                 179,211                     168,458
Less:   Treasury stock (1,275,192 shares and 1,166,483 shares,
        respectively), at cost                                                    (18,438)                    (29,811)
        Borrowings of Employee Stock Ownership Plan                                     -                        (689)
        Common stock purchased by benefit plans                                      (923)                     (1,370)
        Accumulated other comprehensive income (loss)                              (1,667)                      1,000
                                                                              -----------                 -----------
     Total stockholders' equity                                                   217,215                     220,287
                                                                              -----------                 -----------
     Total liabilities and stockholders' equity                               $ 2,911,152                 $ 2,663,718
                                                                              ===========                 ===========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEAR ENDED MARCH 31,
                                                              -----------------------------------
                                                                 2000         1999        1998
                                                              -----------------------------------
                                                              (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                          $ 177,168   $ 168,779   $ 160,400
Mortgage-related securities                                       15,937      15,671      18,734
Investment securities                                              8,244       7,572       6,732
Interest-bearing deposits                                            716       2,287       1,044
                                                               ---------   ---------   ---------
  Total interest income                                          202,065     194,309     186,910

INTEREST EXPENSE:
Deposits                                                          81,479      82,247      79,109
Notes payable and other borrowings                                37,358      31,745      31,202
Other                                                                556         543         582
                                                               ---------   ---------   ---------
  Total interest expense                                         119,393     114,535     110,893
                                                               ---------   ---------   ---------
  Net interest income                                             82,672      79,774      76,017
Provision for loan losses                                          1,306       1,017       1,250
                                                               ---------   ---------   ---------
  Net interest income after provision for loan losses             81,366      78,757      74,767

NON-INTEREST INCOME:
Loan servicing income                                              2,063       1,992       2,764
Service charges on deposits                                        4,877       4,977       4,637
Insurance commissions                                              1,415       1,129       1,256
Gain on sale of loans                                              2,010       7,354       4,191
Net gain on sale of investments and securities                       272         623         140
Net income (loss) from operations of real estate investments       1,499       2,563        (437)
Other                                                              1,581       2,589       2,671
                                                               ---------   ---------   ---------
  Total non-interest income                                       13,717      21,227      15,222

NON-INTEREST EXPENSES:
Compensation                                                      27,459      28,746      25,280
Occupancy                                                          4,196       4,303       4,106
Federal insurance premiums                                           905       1,052       1,035
Furniture and equipment                                            3,685       3,257       2,951
Data processing                                                    3,777       3,588       3,233
Marketing                                                          2,534       2,194       2,519
Merger-related                                                     8,297        --          --
Goodwill                                                           1,761         279         279
Other                                                              7,371       7,717       8,734
                                                               ---------   ---------   ---------
  Total non-interest expenses                                     59,985      51,136      48,137
                                                               ---------   ---------   ---------
  Income before income taxes                                      35,098      48,848      41,852
Income taxes                                                      15,596      18,607      15,507
                                                               ---------   ---------   ---------
  Net income                                                   $  19,502   $  30,241   $  26,345
                                                               =========   =========   =========
Earnings per share:
  Basic                                                        $    0.80   $    1.26   $    1.06
  Diluted                                                           0.78        1.19        1.01
Dividends declared per share                                        0.25        0.20        0.16

See accompanying Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                        COMMON                ACCU-
                                                                                        STOCK                MULATED
                                                                                      PURCHASED      BOR-     OTHER
                                                     ADDITIONAL                           BY        ROWINGS  COMPRE-
                                            COMMON    PAID-IN    RETAINED   TREASURY    BENEFIT       OF     HENSIVE
                                             STOCK    CAPITAL    EARNINGS    STOCK      PLANS        ESOP     INCOME     TOTAL
                                            ------------------------------------------------------------------------------------
                                                                 (Dollars in thousands except per share data)
 Balance at March 31, 1997                  $2,500   $46,086   $137,365    $(17,712)   $  (869)   $(1,246)   $  (805)   $165,319
                                            ====================================================================================
Comprehensive income
Net income                                      --        --     26,345          --         --         --         --      26,345
  Change in net unrealized gains (losses)
  on available-for-sale securities,
  net of tax                                    --        --         --          --         --         --      2,248       2,248
                                                                                                                        --------
Comprehensive income                                                                                                      28,593
Purchase of treasury stock                      --        --         --     (16,751)        --         --         --     (16,751)
Exercise of stock options                       --        --     (3,128)      4,482         --         --         --       1,354
Cash dividend ($0.16 per share)                 --        --     (2,810)         --         --         --         --      (2,810)
Cash dividend paid by acquiree prior
  to combination                                --        --     (2,946)         --         --         --         --      (2,946)
Recognition plan shares vested                  --        --         --          --         --        396         --         396
Tax benefit from stock
  related compensation                          --     1,336         --          --         --         --         --       1,336
Borrowing - ESOP                                --        --         --          --     (2,069)        --         --      (2,069)
Repayment of ESOP borrowings                    --        --         --          --      1,010         --         --       1,010
Acquisition of OSB Financial Corp.              --    29,923         --          --       (487)        --         --      29,436
                                            ------------------------------------------------------------------------------------
 Balance at March 31, 1998                  $2,500   $77,345   $154,826    $(29,981)   $(2,415)   $  (850)   $ 1,443    $202,868
                                            ====================================================================================
Comprehensive income
Net income                                      --        --     30,241          --         --         --         --      30,241
  Change in net unrealized gains (losses)
  on available-for-sale securities
  net of tax                                    --        --         --          --         --         --       (443)       (443)
                                                                                                                        --------
Comprehensive income                                                                                                      29,798
Purchase of treasury stock                      --        --         --     (11,492)        --         --         --     (11,492)
Exercise of stock options                       --       193     (9,815)     12,316         --         --         --       2,694
Purchase of stock by retirement plan            --        --        (23)        784         --         --         --         761
Cash dividend ($0.20 per share)                 --        --     (3,482)         --         --         --         --      (3,482)
Cash dividend paid by acquiree prior
  to combination                                --        --     (3,289)         --         --         --         --      (3,289)
Recognition plan shares vested                  --        --         --          --         --        161         --         161
Consolidation of SERP                           --        --         --      (1,438)        --         --         --      (1,438)
Tax benefit from stock
  related compensation                          --     2,661         --          --         --         --         --       2,661
Repayment of ESOP borrowings                    --        --         --          --      1,045         --         --       1,045
                                            ------------------------------------------------------------------------------------
   Balance at March 31, 1999                $2,500   $80,199   $168,458    $(29,811)   $(1,370)   $  (689)   $ 1,000    $220,287
                                            ====================================================================================

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, (CON'T.)


                                                                                       COMMON                 ACCU-
                                                                                       STOCK                 MULATED
                                                                                     PURCHASED      BOR-      OTHER
                                                   ADDITIONAL                           BY        ROWINGS    COMPRE-
                                          COMMON    PAID-IN     RETAINED   TREASURY   BENEFIT        OF      HENSIVE
                                          STOCK     CAPITAL     EARNINGS     STOCK     PLANS        ESOP      INCOME      TOTAL
                                          --------------------------------------------------------------------------------------
Comprehensive income:
Net income                                   --         --       19,502         --        --        --          --       19,502
     Change in net unrealized gains
     on available-for-sale securities
     net of tax                              --         --           --         --        --        --      (2,667)      (2,667)
                                                                                                                       --------
Comprehensive income                                                                                                     16,835
Retirement of treasury stock                 --    (28,583)          --     28,583        --        --          --           --
Conversion of FCBF shares                    --      2,593           --         --      (740)       --          --        1,853
Purchase of treasury stock                   --         --           --    (21,403)       --        --          --      (21,403)
Exercise of stock options                    36        741       (2,838)     3,819        --        --          --        1,758
Purchase of stock by retirement plan         --        154           20        374        --        --          --          548
Cash dividend ($0.25 per share)              --         --       (5,931)        --        --        --          --       (5,931)
Recognition plan shares vested               --         --           --         --       140        --          --          140
Consolidation of SERP                        --       (196)          --         --     1,047        --          --          851
Tax benefit from stock
      related compensation                   --      1,588           --         --        --        --          --        1,588
Repayment of ESOP borrowings                 --         --           --         --        --       689          --          689
                                        ---------------------------------------------------------------------------------------
 Balance at March 31, 2000              $ 2,536   $ 56,496    $ 179,211   $(18,438)  $  (923)   $   --   $  (1,667)    $217,215
                                        =======================================================================================

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED MARCH 31,
                                                                       --------------------------------------
                                                                           2000          1999         1998
                                                                       --------------------------------------
                                                                                     (In Thousands)
OPERATING ACTIVITIES
 Net income                                                              $  19,502    $  30,241    $  26,345
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for losses on loans and real estate                               1,306        1,217        1,275
 Provision for depreciation and amortization                                 3,298        2,522        2,464
 Net gain on sales of loans                                                 (2,010)      (7,354)      (4,141)
 Net gain (loss)on sale of investments and securities                         (272)         137          164
 Increase in accrued interest receivable                                    (2,042)        (770)      (1,301)
 Increase (decrease) in accrued interest payable                             3,190         (352)       2,535
Increase (decrease) in accounts payable                                     13,705       (4,075)       5,835
 Other                                                                      10,762          917        4,320
                                                                         ---------    ---------    ---------
 Net cash provided by operating activities before proceeds
  from loan sales                                                           47,439       22,483       37,496
 Net proceeds from origination and sale of loans held for sale             (23,796)      17,593        5,173
                                                                         ---------    ---------    ---------
  Net cash provided by operating activities                                 23,643       40,076       42,669

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale            44,360       35,906       19,745
 Proceeds from maturities of investment securities                          62,502       79,055       68,902
 Purchase of investment securities available for sale                      (95,021)     (66,160)     (71,821)
 Purchase of investment securities held to maturity                        (11,000)     (55,981)     (17,969)
 Proceeds from sales of mortgage-related securities available for sale          --        5,761        4,750
 Purchase of mortgage-related securities held to maturity                  (83,181)     (17,958)      (4,670)
 Purchase of mortgage-related securities available for sale                (14,999)     (12,843)      (4,741)
 Principal collected on mortgage-related securities                         54,410      113,248       45,607
 Increase in loans receivable                                             (174,839)    (233,898)    (135,774)
 Net of office properties and equipment                                       (833)      (2,228)      (2,716)
 Sales of real estate                                                        5,009        7,912       14,118
 Purchase of real estate held for development and sale                      (8,997)     (14,379)      (6,652)
 Net cash received in acquisition of OSB                                        --           --        3,104
                                                                         ---------    ---------    ---------
  Net cash used by investing activities                                   (222,589)    (161,565)     (88,117)


                                                                                      YEAR ENDED MARCH 31,
                                                                    ------------------------------------------------------
                                                                             2000            1999           1998
                                                                    ------------------------------------------------------
                                                                                         (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                             $    61,953    $   124,937    $    81,519
 Decrease in advance payments by borrowers
   for taxes and insurance                                                     (2,147)        (1,239)          (457)
 Proceeds from notes payable to Federal Home Loan Bank                      1,158,600      1,512,450        582,400
 Repayment of notes payable to Federal Home Loan Bank                      (1,027,249)    (1,502,900)      (571,680)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                                49,949           (471)         3,599
 Increase (decrease) in other loans payable                                     2,600            (30)        (4,519)
 Treasury stock purchased                                                     (21,403)       (11,492)       (16,752)
 Reissuance of treasury stock for options                                       1,758          2,694          1,644
 Purchase of stock by retirement plans                                            548            761             --
 Payments of cash dividends to stockholders                                    (5,931)        (6,771)        (5,756)
                                                                          -----------    -----------    -----------
   Net cash provided by financing activities                                  218,678        117,939         69,998
                                                                          -----------    -----------    -----------
   Net increase in cash and cash equivalents                                   19,732         (3,550)        24,873
 Cash and cash equivalents at beginning of year                                63,976         67,526         42,653
                                                                          -----------    -----------    -----------
   Cash and cash equivalents at end of year                               $    83,708    $    63,976    $    67,526
                                                                          ===========    ===========    ===========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                     $   122,583    $   114,562    $   109,460
  Income taxes                                                                 12,192         16,813         13,192

Non-cash transactions:
 Loans transferred to foreclosed properties                                        --            230             --
 Retirement of treasury stock                                                  28,583
Secuitization of Mortgage loans held for sale to Mortgage-backed               74,330         92,427          4,877
  securities and other adjustments

 See accompanying Notes to Unaudited Consolidated Financial Statements

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

BASIS OF FINANCIAL STATEMENT PRESENTATION The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Investment Services Inc., and ADPC Corporation. IDI's wholly owned subsidiary is Nevada Investment Directions, Inc. ("NIDI"). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS The Corporation considers federal funds sold and interest-bearing deposits that have an original maturity of three months or less to be cash equivalents.

INVESTMENT AND MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders' equity.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the interest method over the estimated remaining life of the assets.

Realized gains and losses, and declines in value judged to be other than temporary, are included in "Net gain (loss) on sale of securities" in the consolidated statements of income as a component of other income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at the lower of aggregate cost or market value. Fees received from the borrower and direct costs to originate are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS Mortgage servicing rights are recorded as an asset when loans are sold with servicing rights retained. For loans delivered to and funded by the Federal Home Loan Bank (FHLB) see Note 12. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair values of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

INTEREST ON LOANS Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from the allowance for interest. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $144,000 and $168,000 were established at March 31, 2000 and 1999, respectively, for interest on non-accrual status loans.

LOAN FEES AND DISCOUNTS Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan's yield. The Corporation is amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.

FORECLOSED PROPERTIES AND REPOSSESSED ASSETS Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are carried at the lower of cost or fair value, less estimated selling expenses. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense.

ALLOWANCES FOR LOSSES An allowance for losses on loans is maintained at a level believed adequate by management to absorb losses in the respective portfolios. Management's evaluation of the allowance for loss considers various factors including, but not limited to, general economic conditions, the level of troubled assets, expected future cash flows, loan portfolio composition, prior loss experience, estimated sales price of the collateral, holding and selling costs and regulatory agencies. The evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the future cash flows, discounted at the loan's original effective rate. However, as a practical expedient, management measures impairment based on the fair value of the underlying collateral. At March 31, 2000 and 1999, the amount of loans considered impaired by management is not significant.

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

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from an acquisition made by the Bank. The Bank's goodwill is amortized to operating expense using the straight-line method over 10 years until deemed impaired.

Amortization of goodwill for the years ended March 31, 2000, 1999, and 1998 was $1.76 million, $280,000, and $280,000 respectively. In 2000, increased competition for deposits from alternate investment products and increases in interest rates that negatively impacted interest rate spread and net interest margin, caused management to revise cash flow estimates to be realized from the acquired business. A review of the remaining goodwill indicated that, based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, it was impaired. Accordingly, $1.76 million representing the remaining unamortized goodwill was written off. This write-off is included in the amortization of intangibles in the consolidated statement of income.

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

NEW ACCOUNTING STANDARDS In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 to effectively defer the implementation date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133 was issued in June 1998 and establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. This new standard requires that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss due to changes in fair value could either be reported in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. With the issuance of SFAS No. 137, SFAS No. 133 is now effective for all fiscal quarters beginning after June 15, 2000. The adoption of this new statement is currently not expected to have a material effect on the Corporation's future financial condition, results of operations, or liquidity.

RECLASSIFICATIONS Certain 1999 and 1998 accounts have been reclassified to conform to the 2000 presentations.

NOTE 2 - Business Combination

On June 7, 1999 the Corporation acquired FCB Financial Corp (FCBF). FCBF was merged into the Corporation and its wholly owned subsidiary bank, Fox Cities Bank, was merged into the Bank. In the merger, FCBF shareholders received 1.83 shares of the Corporation's common stock for each outstanding share of FCBF common stock. This merger resulted in the issuance of 7,028,444 shares of common stock in exchange for 3,840,680 shares of outstanding FCBF common stock. The merger has been accounted for as a pooling-of-interests and, accordingly, all historical financial information and share data for the Corporation has been restated to include FCBF for all periods presented. Certain reclassifications were made to FCBF's statements to conform to the Corporation's presentations.

In connection with the merger, the Corporation incurred pre-tax merger-related charges of $8.3 million. These charges included $5.4 million in change of control severance, retirement, and other related employee payments, $2.3 million in investment banking, legal and accounting fees and $0.6 million in direct merger-related data processing and other equipment costs. At March 31, 2000, all such costs had been incurred and no further charges related to the merger are anticipated.

As a part of the merger, there were also several FCBF sponsored employee benefit plans that were either terminated or merged into the Corporation's similar benefit plans. These former plans and their dissolution are discussed in detail in Note 10 - Employee Benefit Plans.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):


                                                                GROSS       GROSS
                                                  AMORTIZED   UNREALIZED  UNREALIZED
                                                     COST       GAINS       LOSSES    FAIR VALUE
                                                  ----------------------------------------------
AT MARCH 31, 2000:
Available for Sale:
  U.S. Government and federal agency obligations   $ 13,748   $     --    $   (218)   $ 13,530
  Mutual funds                                       14,247         --         (57)     14,190
  Corporate stock and other                           8,026         --      (1,362)      6,664
  Municipal securities                                  555         --          (3)        552
                                                   --------   --------    --------    --------
                                                   $ 36,576   $     --    $ (1,640)   $ 34,936
                                                   ========   ========    ========    ========
Held to Maturity:
  U.S. Government and federal agency obligations   $ 51,270   $      3    $ (1,302)   $ 49,971
                                                   ========   ========    ========    ========

AT MARCH 31, 1999:
Available for Sale:
  U.S. Government and federal agency obligations   $ 17,645   $    153    $     --    $ 17,798
  Mutual funds                                       11,142          2          --      11,144
  Corporate stock and other                           6,624        369        (326)      6,667
  Municipal securities                                4,510        137          --       4,647
                                                   --------   --------    --------    --------
                                                   $ 39,921   $    661    $   (326)   $ 40,256
                                                   ========   ========    ========    ========
Held to Maturity:
  U.S. Government and federal agency obligations     46,491         86        (243)     46,334
  Other securities                                      975         --          --         975
                                                   --------   --------    --------    --------
                                                   $ 47,466   $     86    $   (243)   $ 47,309
                                                   ========   ========    ========    ========



Proceeds from sales of investment securities available for sale during the years ended March 31, 2000, 1999 and 1998 were $44,360,000, $35,906,000 and
$19,745,000, respectively. Gross gains of $287,000, $550,000 and $3,000 were realized on sales in 2000, 1999 and 1998, respectively. Gross losses of $15,000 and $36,000 were realized on sales of investment securities for the years ended March 31, 2000 and 1999, respectively.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2000 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Government agency securities subject to three-month calls amount to $24,286,000 at March 31, 2000. Securities subject to six-month calls at March 31, 2000 are $9,480,000.


                                            AVAILABLE FOR SALE             HELD TO MATURITY
                                       ---------------------------------------------------------
                                        AMORTIZED          FAIR      AMORTIZED           FAIR
                                          COST             VALUE       COST              VALUE
                                       ---------------------------------------------------------
Due in one year or less                 $ 18,310        $ 18,217      $  3,997         $  3,968
Due after one year through five years     10,240          10,054        46,294           45,021
Due after five years                       1,344           1,261           979              979
Corporate stock                            6,682           5,404             -                -
                                        --------        --------      --------         --------
                                        $ 36,576        $ 34,936      $ 51,270         $ 49,968
                                        ========        ========      ========         ========

NOTE 4 - MORTGAGE-RELATED SECURITIES

Mortgage-backed securities are backed by governmental agencies, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. CMO's and REMIC's are trusts which own securities backed by the governmental agencies noted above. Mortgage-backed securities and CMO's and REMIC's have estimated average lives of five years or less.

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):


                                            GROSS         GROSS
                               AMORTIZED   UNREALIZED    UNREALIZED
                                 COST       GAINS         LOSSES      FAIR VALUE
                              --------------------------------------------------
AT MARCH 31, 2000:
Available for Sale:
  CMO's and REMICS             $  19,952   $     107    $    (473)   $  19,586
  Mortgage-backed securities      38,683          40       (1,033)      37,690
                               ---------   ---------    ---------    ---------
                               $  58,635   $     147    $  (1,506)   $  57,276
                               =========   =========    =========    =========
Held to Maturity:
  CMO's and REMICS             $  14,084   $      17    $    (224)   $  13,877
  Mortgage-backed securities     229,159         106       (8,637)     220,628
                               ---------   ---------    ---------    ---------
                               $ 243,243   $     123    $  (8,861)   $ 234,505
                               =========   =========    =========    =========


AT MARCH 31, 1999:
Available for Sale:
  CMO's and REMICS             $   9,720   $     348    $     (81)   $   9,987
  Mortgage-backed securities      56,311         750          (92)      56,969
                               ---------   ---------    ---------    ---------
                               $  66,031   $   1,098    $    (173)   $  66,956
                               =========   =========    =========    =========
Held to Maturity:
  CMO's and REMICS             $  17,201   $      61    $      (7)   $  17,255
  Mortgage-backed securities     174,332       1,526         (426)     175,432
                               ---------   ---------    ---------    ---------
                               $ 191,533   $   1,587    $    (433)   $ 192,687
                               =========   =========    =========    =========

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 1999 and 1998 were $5,761,000 and $4,750,000, respectively. There were no sales of mortgage-related securities during the year ended March 31, 2000. Gross gains of $109,000 and $137,000 were realized on sales in 1999 and 1998, respectively. No gains were realized in 2000. No losses were realized in 2000, 1999 or 1998.

NOTE 5 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):


                                                                            MARCH 31,
                                                     ----------------------------------------------------------
                                                        2000                                  1999
                                                     ----------------------------------------------------------

First mortgage loans:
  Single-family residential                            $ 1,001,408                            $ 1,061,813
  Multi-family residential                                 291,917                                233,984
  Commercial real estate                                   388,678                                282,980
  Construction                                             210,660                                179,189
  Land                                                      29,232                                 17,309
                                                       -----------                            -----------
                                                         1,921,895                              1,775,275
Second mortgage loans                                      243,124                                214,295
Education loans                                            136,011                                130,254
Commercial business loans and leases                        61,419                                 51,403
Credit card and other consumer loans                        65,686                                 56,590
                                                       -----------                             ----------
                                                         2,428,135                              2,227,817
Less:
  Undisbursed loan proceeds                                 97,092                                 87,401
  Allowance for loan losses                                 24,404                                 24,027
  Unearned loan fees                                         3,528                                  4,015
  Discount on purchased loans                                  361                                    792
  Unearned interest                                             29                                     16
                                                       -----------                               --------
                                                           125,414                                116,251
                                                       -----------                            -----------
                                                       $ 2,302,721                            $ 2,111,566
                                                      ============                            ===========




A summary of the activity in the allowance for loan losses follows (in thousands):

                                                                  YEAR ENDED MARCH 31,
                                               -----------------------------------------------------------
                                                      2000                 1999                1998
                                               -----------------------------------------------------------


Balance at beginning of year                           $ 24,027             $ 25,400             $ 24,155
Provisions                                                1,306                1,017                1,250
Charge-offs                                              (1,256)              (2,955)              (2,420)
Recoveries                                                  327                  565                  996
Acquired through acquisition                                  -                    -                1,419
                                                      ---------            ---------            ---------
 Balance at end of year                                $ 24,404             $ 24,027             $ 25,400
                                                      =========            =========            =========



A substantial portion of the Bank's loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $1,640,435,000 and $1,547,464,000 at March 31, 2000 and 1999,
respectively.

Mortgage servicing rights of $7,351,000 and $7,298,000 are included in other assets. $1,003,000, $5,740,000, and $2,939,000 were capitalized during the years ended March 31, 2000, 1999, and 1998, respectively. Amortization of mortgage servicing rights was $2,289,000, $2,180,000, and $826,000 for the years ended March 31, 2000, 1999, and 1998, respectively. A general valuation allowance was established for the impairment of mortgage servicing rights. The valuation allowance for the impairment of mortgage servicing rights was $1.5 million, $1.3 million, and $450,000 for the years ended March 31, 2000, 1999, and 1998, respectively. The increase of $200,000 for fiscal 2000 was attributed to provisions to the allowance. For discussion of the fair value of mortgage servicing rights and method of valuation, see Notes 1 and 13.

NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):


                                                                           MARCH 31,
                                                            -------------------------------------
                                                               2000                        1999
                                                            -------------------------------------

Land and land improvements                                   $  5,882                    $  5,828
Office buildings                                               27,211                      26,310
Furniture and equipment                                        21,516                      20,582
Leasehold improvements                                          2,299                       1,592
                                                             --------                    --------
                                                               56,908                      54,312
Less allowance for depreciation and amortization               31,196                      29,433
                                                             --------                    --------
                                                             $ 25,712                    $ 24,879
                                                             ========                    ========



NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                                     MARCH 31,
                                                                         -----------------------------
                                                                               2000             1999
                                                                         -----------------------------
Negotiable order of withdrawal ("NOW") accounts:                         $   248,003       $   212,564
Money market accounts                                                        320,323           295,979
Passbook accounts                                                            141,025           142,974
Certificates of deposit                                                    1,176,917         1,173,467
                                                                         -----------       -----------
                                                                           1,886,268         1,824,984
Accrued interest on deposits                                                  11,101            10,432
                                                                         -----------       -----------
                                                                         $ 1,897,369       $ 1,835,416
                                                                         ===========       ===========

A summary of annual maturities of certificates of deposit outstanding at March 31, 2000 follows (in thousands):

                     MATURES DURING YEAR ENDED MARCH 31,                                      AMOUNT
------------------------------------------------------------------------------------------------------
                                    2001                                                   $   914,861
                                    2002                                                       211,349
                                    2003                                                        33,694
                                    2004                                                        14,217
                                 Thereafter                                                      2,796
                                                                                           -----------
                                                                                           $ 1,176,917
                                                                                           ===========

At March 31, 2000 and 1999, certificates of deposit with balances greater than or equal to $100,000 amounted to $197,300,000 and $182,704,000, respectively.


NOTE 8 - BORROWINGS

The Bank enters into sales of securities under agreements to repurchase the securities ("reverse repurchase agreements"). These agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of securities underlying the agreements remaining in the asset accounts. The securities underlying the agreements are held by the counter-party brokers in the Bank's account. At March 31, 2000, 1999, and 1998 liabilities recorded under agreements to repurchase were $92,413,000, $42,464,000, and $42,935,000, respectively. The reverse repurchase agreements had weighted-average interest rates of 6.03%, 4.91%, and 5.60% at March 31, 2000, 1999, and 1998, respectively, and mature within one year of the fiscal year-end. Based upon month-end balances, securities sold under agreements to repurchase averaged $59,756,000, $30,930,000, and $22,923,000 during 2000,
1999, and 1998, respectively. The maximum outstanding at any month-end was $92,413,000, $52,139,000, and $45,214,000 during 2000, 1999, and 1998, respectively. The agreements were collateralized by mortgage-backed securities available for sale and held to maturity with market values of $96,489,000, $43,638,000 and $44,650,000 at March 31, 2000, 1999, and 1998, respectively.

Federal Home Loan Bank ("FHLB") advances and other loans payable consist of the following (dollars in thousands):

                                                             MARCH 31, 2000                         MARCH 31, 1999
                                                --------------------------------------------------------------------------
                          MATURES DURING                                  WEIGHTED                               WEIGHTED
                       YEAR ENDED MARCH 31,               AMOUNT             RATE                AMOUNT             RATE
                     -----------------------------------------------------------------------------------------------------
FHLB advances:
                               2000                     $       -                -              $255,349             5.42%
                               2001                       378,450             5.79                53,500             5.20
                               2002                        80,596             5.71                28,596             5.15
                               2003                        30,500             6.15                48,500             5.51
                               2004                        16,000             5.40                24,000             5.25
                               2005                        81,000             5.63                10,000             4.98
                               2006                         5,000             4.91                 7,000             4.94
                               2008                         8,500             5.06                25,000             4.84
                               2009                        49,000             5.54                65,750             5.08
Other loans payable           various                      15,400             7.24                12,800             6.22
                                                        ---------                               --------
                                                        $ 664,446             5.77%             $530,495             5.32%
                                                        =========             ====              ========             ====


The Bank is required to maintain unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these notes are collateralized by FHLB stock of $34,597,000 at March 31, 2000.


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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2000, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its federal regulators at March 31, 2000 and 1999 (dollars in thousands):

                                                                                      MINIMUM REQUIRED
                                                             MINIMUM REQUIRED            TO BE WELL
                                                               FOR CAPITAL            CAPITALIZED UNDER
                                          ACTUAL            ADEQUACY PURPOSES         OTS REQUIREMENTS
                               -----------------------------------------------------------------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                               -----------------------------------------------------------------------------
AS OF MARCH 31, 2000:
Tier 1 capital
  (to adjusted tangible assets)     $ 188,606      6.56%      $ 86,201      3.00%      $ 143,669      5.00%
Risk-based capital
  (to risk-based assets)              212,066     11.07        153,196      8.00         191,495     10.00
Tangible capital
  (to tangible assets)                188,606      6.56         43,101      1.50         N/A         N/A

AS OF MARCH 31, 1999
Tier 1 capital
  (to adjusted tangible assets)       181,226      6.90         78,851      3.00         131,418      5.00
Risk-based capital
  (to risk-based assets)              202,284     11.98        135,078      8.00         168,848     10.00
Tangible capital
  (to tangible assets)                181,226      6.90         39,425      1.50         N/A         N/A



The following table reconciles stockholders' equity to the component of federal regulatory capital at March 31, 2000 and 1999 (dollars in thousands):

                                                                                  MARCH 31,
                                                                   ------------------------------------
                                                                       2000                     1999
                                                                   ------------------------------------
Stockholders' equity of the Corporation                               $  217,215             $ 220,287
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                           (28,944)              (35,057)
                                                                      ----------             ---------
Stockholders' equity of the Bank                                         188,271               185,230
Less: Intangible assets and other non-includable assets                      335                (4,004)
                                                                      ----------             ---------
Tier 1 and tangible capital                                              188,606               181,226
Plus: Allowable general valuation allowances                              23,460                21,058
                                                                      ----------             ---------
Risk based capital                                                    $  212,066             $ 202,284
                                                                      ==========             =========

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.


NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches the amounts contributed by each participating employee up to 2% of the employee's compensation and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $570,000, $354,000 and $364,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

FCBF had a qualified defined contribution plan similar to the Corporation's defined contribution plan. The plan was merged into the Corporation's plan in fiscal 2000. All participants were allowed to redirect their funds within the Corporation's defined contribution plan. Expenses related to this plan were $33,000 and $36,000 in 1999 and 1998, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. In 1992, the ESOP borrowed $3,000,000 from the Corporation to purchase 1,500,000 common shares. The Bank repaid the borrowing and all shares associated with that borrowing were released in 1997. In 1998, the ESOP borrowed $2,069,000 from the Corporation to purchase 100,000 additional common shares. The Bank has repaid all of the borrowing and released all of the shares associated with this borrowing in 2000. Any discretionary contributions to the ESOP and the shares calculated to be released from the suspense account have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2000, 1999 and 1998 was $425,000, $1,692,000 and $1,440,000, respectively.

FCBF sponsored an ESOP for substantially all of its full-time employees. The FCBF ESOP originally borrowed $1,800,000 from FCBF to purchase 180,000 shares of FCBF's common stock. Additionally, in conjunction with the merger, the Corporation assumed a $487,000 loan associated with an ESOP from the acquiree's prior merger. The ESOP from the prior merger was combined with the FCBF plan. The loans were repaid in fiscal 2000 as part of the plan's termination. As part of the FCBF merger, all of the allocated shares of the FCBF ESOP were released to participants of the plan.

The activity in the ESOP shares of both plans is as follows:

                                                                  YEAR ENDED MARCH 31,
                                               ------------------------------------------------------------
                                                    2000                  1999                 1998
                                               ------------------------------------------------------------
Balance at beginning of year                      1,956,640             2,018,877           2,121,669
Additional shares purchased                          18,633                 7,674             128,034
Shares distributed for terminations                 (79,281)               (1,345)           (110,414)
Sale of shares for cash distributions               (10,500)              (68,566)           (120,412)
                                                  ---------             ---------           ---------
  Balance at end of year                          1,885,492             1,956,640           2,018,877
Allocated shares included above                   1,885,492             1,774,363           1,737,019
                                                  ---------             ---------           ---------
  Unallocated shares                                      -               182,277             281,858
                                                  =========             =========           =========


During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. Of these, 41,950 shares, 17,800 shares and 9,200 shares were granted during the years ended March 31, 2000, 1999 and 1998, respectively, to employees in management positions. These grants had fair values of $774,000, $346,000, and $126,000, for the respective years. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $412,000, $248,000 and $175,000 for the years ended March 31, 2000, 1999 and
1998, respectively. Shares vested during the years ended March 31, 2000, 1999 and 1998 and distributed to the employees totaled 10,600, 9,600 and 125,600 respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Pursuant to the merger with FCBF, any unvested options in the plan became fully vested and exercisable. FCBF options were exchanged for 1.83 options for the Corporation's common stock. Exercise prices of all of the options were reduced by the equivalent ratio.

A summary of stock options activity, including FCBF activity as adjusted for the
1.83 exchange ratio, for all periods follows:

                                                                   YEAR ENDED MARCH 31,
                                       ----------------------------------------------------------------------------------
                                                    2000                      1999                         1998
                                       ----------------------------------------------------------------------------------
                                                          WEIGHTED                   WEIGHTED                    WEIGHTED
                                                          AVERAGE                    AVERAGE                     AVERAGE
                                            OPTIONS        PRICE       OPTIONS        PRICE        OPTIONS        PRICE
                                       ----------------------------------------------------------------------------------
Outstanding at beginning of year           2,592,906      $ 8.55      2,910,475      $ 6.55       2,634,530       $ 4.77
Granted                                       74,740       15.69        313,601       18.83         632,795        12.37
Exercised                                   (512,249)       5.71       (602,180)       3.99        (356,849)        2.47
Forfeited                                    (50,239)      16.46        (28,991)      13.91               -         0.00
                                           ---------                  ---------                   ---------
Outstanding at end of year                 2,105,157        8.98      2,592,906        8.55       2,910,475         6.55
                                           =========                  =========                   =========

Options exercisable at year-end            1,756,880                  1,897,307                   2,188,162
                                           =========                  =========                   =========

The range of exercise prices of options exercisable at March 31, 2000 was $2.00 to $21.81. At March 31, 2000, options for 906,322 shares were available for future grants. The weighted remaining contractual life of outstanding options at March 31, 2000 is 6.18 years.

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans consistent with the method of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands).

                                                      YEAR ENDED MARCH 31,
                                 --------------------------------------------------------
                                      2000                  1999                  1998
                                 --------------------------------------------------------
Net Income
  As reported                      $ 19,502             $ 30,241               $ 26,345
  Pro forma                          18,864               29,751                 25,833

Earnings per share-Basic
  As reported                      $   0.80             $   1.26               $   1.06
  Pro forma                            0.77                 1.24                   1.04

Earnings per share-Diluted
  As reported                      $   0.78             $   1.19               $   1.01
  Pro forma                            0.75                 1.17                   0.99


The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2000, 1999, and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair values and related assumptions are as follows:

                                                          YEAR ENDED MARCH 31,
                                           -----------------------------------------------
                                                 2000             1999             1998
                                           -----------------------------------------------
Weighted average fair value                    $ 5.20           $ 7.29            $ 6.11
Expected volatility                             34.00%           36.70%            17.50%
Risk free interest rate                          5.25%            5.25%             6.00%
Expected lives                                5 years          5 years           5 years
Dividend yield                                   1.60%            1.00%             1.25%


The Corporation has two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2000, 1999 and 1998 was $143,000, $137,000 and $39,000, respectively. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 2000 and 1998 was $300,000 and $327,000, respectively. There was no expense for fiscal 1999.

NOTE 11 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions, which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 2000, retained earnings included approximately $46,057,000 for which no provision for income tax has been made. Income taxes of approximately $18,485,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision for income taxes consists of the following (in thousands):

                                                                  YEAR ENDED MARCH 31,
                                                     2000                    1999                 1998
                                               ----------------------------------------------------------
Current:
 Federal                                          $ 13,089                $15,593                $12,494
 State                                               1,854                  2,387                  1,898
                                                  --------                -------                -------
                                                    14,943                 17,980                 14,392

Deferred:
 Federal                                               547                    449                    951
 State                                                 106                    178                    164
                                                  --------                -------                -------
                                                       653                    627                  1,115
                                                  --------                -------                -------
                                                  $ 15,596                $18,607                $15,507
                                                  ========                =======                =======

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                                                    YEAR ENDED MARCH 31,
                                                  2000                     1999                         1998
                                          ----------------------------------------------------------------------
Income before income taxes                     $ 35,098                   $ 48,848                    $ 41,852
                                               ========                   ========                    ========
Income tax expense at federal statutory
 rate of 35%                                   $ 12,284                   $ 17,097                    $ 14,648
State income taxes, net of federal income
 tax benefits                                     1,274                      1,667                       1,340
Nondeductible merger & acquisition costs            980                          -                           -
Goodwill amortization                               617                         98                          98
Increase in valuation allowance                      36                         74                           -
Other                                               405                       (329)                       (579)
                                               --------                   --------                    --------
 Income tax provision                          $ 15,596                   $ 18,607                    $ 15,507
                                               ========                   ========                    ========

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):

                                                                        AT MARCH 31,
                                                    2000                    1999                1998
                                               ----------------------------------------------------------
Deferred tax assets:
 Allowances for losses                           $ 8,857                $ 8,304                $ 8,142
 Other                                             4,893                  4,419                  3,930
                                                 -------                -------                -------
  Total deferred tax assets                       13,750                 12,723                 12,072
 Valuation allowance                                (110)                   (74)                     -
                                                 -------                -------                -------
  Adjusted deferred tax assets                    13,640                 12,649                 12,072

Deferred tax liabilities:
 Other                                            (4,658)                (4,731)                (3,889)
                                                 -------                -------                -------
  Total deferred tax liabilities                  (4,658)                (4,731)                (3,889)
                                                 -------                -------                -------
  Total deferred tax assets                      $ 8,982                $ 7,918                $ 8,183
                                                 =======                =======                =======

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, loans sold with recourse against the Corporation and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                                      MARCH 31,
                                                        ------------------------------------
                                                           2000                       1999
                                                        ------------------------------------
Commitments to extend credit:
  Fixed rate                                             $ 4,586                   $ 42,841
  Adjustable rate                                         60,637                     49,123
Unused lines of credit:
  Home equity                                             37,336                     33,348
  Credit cards                                            31,854                     21,928
  Commercial                                              39,756                     28,056
Letters of credit                                         23,038                     18,700
Loans sold with recourse                                   1,119                      1,500
Credit enhancement under the Federal
 Home Loan Bank of Chicago Mortgage
 Partnership Finance Program                               4,985                      4,139


Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago
(FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totalled $1,764,000 and $18,080,000 at March 31, 2000 and 1999, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2000 and 1999 amounted to $7,782,000 and $25,862,000, respectively.

The Corporation participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Corporation enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Corporation receives an agency fee reported as a component of gain on sale of loans. The Corporation had firm commitments outstanding to deliver loans through the Program of $5.0 million at March 31, 2000. Once delivered to the Program, the Corporation provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the financial position of the Corporation.

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2000 and 1999.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):

                                                                               MARCH 31,
                                               -------------------------------------------------------------------------
                                                                     2000                                1999
                                               -------------------------------------------------------------------------
                                                           CARRYING         FAIR             CARRYING           FAIR
                                                            AMOUNT          VALUE             AMOUNT            VALUE
                                               -------------------------------------------------------------------------
Financial assets:
Cash equivalents                                        $   83,708       $   83,708        $   63,976        $   63,976
 Investment securities                                      86,206           84,904            87,722            87,565
 Mortgage-related securities                               300,519          291,781           258,489           259,643
Loans held for sale                                          1,764            1,764            18,080            18,080
Loans receivable                                         2,302,721        2,280,639         2,111,566         2,116,338
Mortgage servicing rights                                    7,351            7,351             7,298             7,298
Federal Home Loan Bank stock                                34,597           34,597            27,745            27,745
Accrued interest receivable                                 19,364           19,364            17,322            17,322

Financial liabilities:
Deposits                                                 1,886,268        1,718,730         1,824,984         1,813,801
Federal Home Loan Bank and other borrowings                664,446          641,607           530,495           523,522
Reverse repurchase agreements                               92,413          107,839            42,464            42,430
Accrued interest payable                                    14,673           14,673            13,116            13,116

NOTE 14 - CONDENSED PARENT ONLY FINANCIAL INFORMATION

The following represents the unconsolidated financial information of the
Corporation:

CONDENSED BALANCE SHEETS

                                                                                              MARCH 31,
                                                                                  ---------------------------------
                                                                                     2000                   1999
                                                                                  ---------------------------------

ASSETS
Cash and cash equivalents                                                          $   1,697             $    7,582
Investment in subsidiaries                                                           194,324                191,745
Securities available for sale                                                          9,512                 11,588
Loans receivable                                                                      24,465                 22,631
Other                                                                                  4,243                  3,420
                                                                                   ---------             ----------
  Total assets                                                                     $ 234,241             $  236,966
                                                                                   =========             ==========

LIABILITIES
Loans payable                                                                      $  15,400             $   12,800
Other liabilities                                                                      1,626                  3,879
                                                                                   ---------             ----------
  Total liabilities                                                                   17,026                 16,679

STOCKHOLDERS' EQUITY
   Total stockholders' equity                                                        217,215                220,287
                                                                                   ---------             ----------
   Total liabilities and stockholders' equity                                      $ 234,241             $  236,966
                                                                                   =========             ==========




CONDENSED STATEMENTS OF INCOME

                                                                             YEAR ENDED MARCH 31,
                                                                  -------------------------------------------------
                                                                    2000                 1999                1998
                                                                  -------------------------------------------------

Interest income                                                   $ 2,639             $  9,384             $ 11,573
Interest expense                                                      647                  885                  288
                                                                  -------             --------             --------
 Net interest income                                                1,992                8,499               11,285
Equity in net income from subsidiaries                             18,968               22,141               15,646
Non-interest income                                                   308                  478                   33
                                                                  -------             --------             --------
                                                                   21,268               31,118               26,964
Non-interest expense                                                1,195                  408                  519
                                                                  -------             --------             --------
  Income before income taxes                                       20,073               30,710               26,445
Income taxes                                                          571                  469                  100
                                                                  -------             --------             --------
  Net income                                                      $19,502             $ 30,241             $ 26,345
                                                                  =======             ========             ========


CONDENSED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED MARCH 31,
                                                                     -----------------------------------------
                                                                         2000          1999          1998
                                                                     -----------------------------------------
OPERATING ACTIVITIES
 Net income                                                               $ 19,502      $ 30,241     $ 26,345
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Equity in net income of subsidiaries                                    (18,968)      (29,955)     (25,404)
   Other                                                                    (2,553)       (1,436)         666
                                                                          --------      --------     --------
   Net cash provided (used) by operating activities                         (2,019)       (1,150)       1,607
INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                             162             -            -
 Purchase of investment securities available for sale                       (3,810)       (1,453)        (306)
 Purchase of investment securities held to maturity                              -             -       (4,481)
 Proceeds from sales of mortgage-related securities available for sale           -           944          245
 Principal collected on mortgage-backed securities                               2             2            -
 Net decrease (increase) in loans receivable                                (1,834)      (11,960)       1,073
 Dividends from subsidiary                                                  18,000        20,544       26,330
 Other                                                                       5,353           (14)       4,280
                                                                          --------      --------     --------
  Net cash provided by investing activities                                 17,873         8,063       27,141
FINANCING ACTIVITIES
 Increase (decrease) in other loans payable                                  2,600        10,800       (6,500)
 Purchase of treasury stock                                                (21,403)      (11,492)     (16,751)
 Exercise of stock options and purchase of stock by retirement plans         2,306         3,471        1,354
 Cash dividend paid                                                         (5,931)       (6,771)      (5,756)
 Repayment of ESOP borrowings                                                  689           690          690
                                                                          --------      --------     --------
  Net cash used by financing activities                                    (21,739)       (3,302)     (26,963)
                                                                          --------      --------     --------
  Increase (decrease) in cash and cash equivalents                          (5,885)        3,611        1,785
 Cash and cash equivalents at beginning of year                              7,582         3,971        2,186
                                                                          --------      --------     --------
  Cash and cash equivalents at end of year                                $  1,697      $  7,582     $  3,971
                                                                          ========      ========     ========


NOTE 15  - SEGMENT INFORMATION

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

REAL ESTATE INVESTMENTS: The Corporation's non-banking subsidiary, IDI, and its subsidiary, NIDI, invest in limited partnerships in real estate developments. Such developments include recreational residential developments and industrial developments (such as office parks).

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the years ended March 31, 2000, 1999 and 1998, respectively.




                                                                    YEAR ENDED MARCH 31, 2000
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       --------------     --------------    ----------------

Interest income                                             $   2,540        $   202,065         $   204,605
Interest expense                                                    0            119,393             119,393
                                                       --------------     --------------    ----------------
  Net interest income                                           2,540             82,672              85,212
Provision for loan losses                                           0              1,306               1,306
                                                       --------------     --------------    ----------------
  Net interest income after provision for loan losses           2,540             81,366              83,906
Other income                                                     (992)            12,218              11,226
Other expense                                                      49             59,985              60,034
                                                       ---------------    --------------    ----------------
  Net operating income                                          1,499             33,599              35,098
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       --------------     --------------    ----------------
  Income before income taxes                                    1,499             33,599              35,098
Income tax expense (benefit)                                     (166)            15,762              15,596
                                                       ---------------    --------------    ----------------
  Net income                                                $   1,665        $    17,837         $    19,502
                                                       ===============    ===============   ================

Average assets                                              $  35,962        $ 2,707,917         $ 2,743,879


                                                                      YEAR ENDED MARCH 31, 1999
                                                       ------------------------------------------------------
                                                                                               CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------

Interest income                                             $   1,974        $   194,309         $   196,283
Interest expense                                                    0            114,535             114,535
                                                       ---------------    ---------------    ----------------
  Net interest income                                           1,974             79,774              81,748
Provision for loan losses                                           0              1,017               1,017
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses           1,974             78,757              80,731
Other income                                                      631             18,664              19,295
Other expense                                                     456             51,136              51,592
                                                       ---------------    ---------------    ----------------
  Net operating income                                          2,149             46,285              48,434
Gain on sale of real estate partnership investments               414                  0                 414
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                    2,563             46,285              48,848
Income tax expense                                                412             18,195              18,607
                                                       ---------------    ---------------    ----------------
  Net income                                                $   2,151        $    28,090         $    30,241
                                                       ===============    ===============    ================

Average assets                                              $  26,530        $ 2,577,030         $ 2,603,560


                                                                      YEAR ENDED MARCH 31, 1998
                                                       ------------------------------------------------------
                                                                                               CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------
Interest income                                             $     334       $    186,910         $   187,244
Interest expense                                                    0            110,893             110,893
                                                       ---------------    ---------------    ----------------
  Net interest income                                             334             76,017              76,351
Provision for loan losses                                           0              1,250               1,250
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses             334             74,767              75,101
Other income                                                      (92)            15,659              15,567
Other expense                                                     834             48,137              48,971
                                                       ---------------    ---------------    ----------------
  Net operating income (loss)                                    (592)            42,289              41,697
Gain on sale of real estate partnership investments               155                  0                 155
                                                       ---------------    ---------------    ----------------
  Income (loss) before income taxes                              (437)            42,289              41,852
Income tax expense (benefit)                                     (260)            15,767              15,507
                                                       ---------------    ---------------    ----------------
  Net income (loss)                                         $    (177)       $    26,522         $    26,345
                                                       ===============    ===============    ================

Average assets                                              $  13,855        $ 2,429,421         $ 2,443,276


NOTE 16 - EARNINGS PER SHARE

The computation of earnings per share for fiscal years 2000, 1999, and 1998 is as follows:



                                                                TWELVE MONTHS ENDED MARCH 31,
                                                ------------------------------------------------------------------
                                                   2000                     1999                       1998
                                                ------------------------------------------------------------------

Numerator:
      Net income                                $ 19,501,869            $  30,240,991               $ 26,345,093
                                                ------------            -------------               ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                            $ 19,501,869            $  30,240,991               $ 26,345,093

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                        24,364,065               24,021,061                 24,826,882
      Effect of dilutive securities:
        Employee stock options                       795,884                1,301,929                  1,348,562
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                ------------            -------------               ------------
        common shares and assumed conversions     25,159,949               25,322,990                 26,175,444
                                                ============            =============               ============
Basic earnings per share                        $       0.80            $        1.26               $       1.06
                                                ============            =============               ============
Diluted earnings per share                      $       0.78            $        1.19               $       1.01
                                                ============            =============               ============



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 and 1998 financial statements of FCB Financial Corp., which statements reflect total assets constituting 19.6% of the consolidated financial statement totals as of March 31, 1999 and net income constituting 22.1% and 22.2% of the consolidated financial statement totals for the years ended March 31, 1999 and 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for FCB Financial Corp., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor BanCorp Wisconsin Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting standards generally accepted in the United States.


/s/   Ernst & Young LLP

April 28, 2000
Milwaukee, Wisconsin

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

/s/   Douglas J. Timmerman

Douglas J. Timmerman
President and Chief Executive Officer

/s/   Michael W. Helser

Michael W. Helser
Treasurer and Chief Financial Officer

/s/   Holly Cremer Berkenstadt

Holly Cremer Berkenstadt
Audit Committee

/s/    Greg M. Larson

Greg M. Larson
Audit Committee

/s/    Pat Richter

Pat Richter
Audit Committee

/s/    Bruce A. Robertson

Bruce A. Robertson
Audit Committee

April 28, 2000

QUARTERLY FINANCIAL INFORMATION



                                 MAR 31,    DEC 31,    SEP 30,    JUN 30,    MAR 31,    DEC 31,    SEP 30,    JUN 30,
                                  2000       1999       1999       1999      1999(1)    1998(1)    1998(1)    1998(1)
                               --------------------------------------------------------------------------------------
                                                             (In Thousands, Except Per Share Data)
Interest income:
Loans                          $ 45,902   $ 45,154   $ 43,793   $ 42,319    $ 41,827   $ 42,688   $ 42,333   $ 41,972
Securities and other              6,110      6,422      6,231      6,134       6,150      6,634      6,475      6,232
                               --------   --------   --------   --------    --------   --------   --------   --------
 Total interest income           52,012     51,576     50,024     48,453      47,977     49,322     48,808     48,204
Interest expense:
Deposits                         21,057     20,392     20,153     19,876      19,936     20,931     21,099     20,356
Borrowings and other             10,799     10,335      8,870      7,910       7,805      8,003      8,359      7,880
                               --------   --------   --------   --------    --------   --------   --------   --------
 Total interest expense          31,856     30,727     29,023     27,786      27,741     28,934     29,458     28,236
                               --------   --------   --------   --------    --------   --------   --------   --------
 Net interest income             20,156     20,849     21,001     20,667      20,236     20,388     19,350     19,968
Provision for loan losses           150        150        150        856         299        359        284        275
                               --------   --------   --------   --------    --------   --------   --------   --------
 Net interest income after
  provision for loan losses      20,006     20,699     20,851     19,811      19,937     20,029     19,066     19,693

Service charges on deposits       1,071      1,257      1,243      1,306       1,205      1,260      1,288      1,224
Net gain on sale of loans           182        433        366      1,029       1,562      1,803      1,684      2,142
Other non-interest income         2,756      1,363      1,385      1,325       1,849      1,660      3,500      2,085
                               --------   --------   --------   --------    --------   --------   --------   --------
 Total non-interest income        4,009      3,053      2,994      3,660       4,616      4,723      6,472      5,451

Compensation                      6,839      6,938      6,722      6,960       7,647      7,050      7,130      6,919
Merger-related                       --         --         --      8,297          --         --         --         --
Goodwill                             --         --         --      1,761          70         70         70         70
Other non-interest expenses       5,571      5,839      5,325      5,733       5,383      5,478      5,783      5,469
                               --------   --------   --------   --------    --------   --------   --------   --------
 Total non-interest expenses     12,410     12,777     12,047     22,751      13,100     12,598     12,983     12,458
                               --------   --------   --------   --------    --------   --------   --------   --------
 Income before income taxes      11,605     10,975     11,798        720      11,453     12,154     12,555     12,686
Income taxes                      4,414      4,183      4,676      2,323       4,334      4,664      4,781      4,828
                               --------   --------   --------   --------    --------   --------   --------   --------
    Net income (loss)          $  7,191   $  6,792   $  7,122   $ (1,603)   $  7,119   $  7,490   $  7,774   $  7,858
                               ========   ========   ========   ========    ========   ========   ========   ========

Earnings (loss) Per Share:
  Basic                        $   0.30   $   0.28   $   0.29   $  (0.07)   $   0.29   $   0.31   $   0.32   $   0.32
  Diluted                          0.29       0.27       0.28      (0.06)       0.28       0.30       0.31       0.31



(1) In June, 1999 the Corporation merged with FCB Financial Corp. (FCBF) through an exchange of stock. The transaction was accounted for as a pooling of interests, with the previously reported results of operations being restated for all periods shown.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to pages 13 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 9 to 12 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to pages 23 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2000.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated April 28, 2000 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

         Consolidated Balance Sheets at March 31, 2000 and 1999.

         Consolidated Statements of Income for each year in the three-year period ended March 31, 2000.

         Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 2000.

         Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2000.

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

(A)(3)  EXHIBITS
         The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

         EXHIBIT NO. 3.  CERTIFICATE OF INCORPORATION AND BYLAWS:

                  3.1 Articles of Incorporation of Anchor BanCorp Wisconsin Inc. (incorporated herein by reference to Exhibit 3.1 of Registrant's Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536 ("Form S-1")).

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

The Corporation's management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.19 above.

      EXHIBIT NO. 11.  COMPUTATION OF EARNINGS PER SHARE:

                       Refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8.

      EXHIBIT NO. 21.  SUBSIDIARIES OF THE REGISTRANT:

                       Subsidiary information is incorporated herein by reference to "Part I, Item 1, Business-General" and "Part I, Item 1, Business-Subsidiaries."

      EXHIBIT NO. 23.  CONSENT OF ERNST & YOUNG LLP:

                       The consent of Ernst & Young LLP is included herein as an exhibit to this Report.

      EXHIBIT NO. 27.    FINANCIAL DATA SCHEDULES:

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

                            ANCHOR BANCORP WISCONSIN INC.


                            By:   /s/    Douglas J. Timmerman
                                  ----------------------------------------------
                                  Douglas J. Timmerman
                                  Chairman of the Board, President and Chief
                                  Executive Officer

                            Date: May 20, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/   Douglas J. Timmerman       By:  /s/      Michael W. Helser
    ------------------------------        --------------------------------------
    Douglas J. Timmerman                  Michael W. Helser
    Chairman of the Board, President      Treasurer and Chief Financial Officer
    and Chief Executive Officer           (principal financial and
    (principal executive officer)         accounting officer)
    Date:  May 20, 2000                   Date:  May 20, 2000

By:    /s/   Donald D. Kropidlowski         By:   /s/   Greg M. Larson
       ------------------------------             ------------------------------
       Donald D. Kropidlowski                     Greg M. Larson
       Director                                   Director
       Date:  May 20, 2000                        Date:  May 20, 2000



By:    /s/    Richard A. Bergstrom          By:   /s/   Pat Richter
       ------------------------------             ------------------------------
       Richard A. Bergstrom                       Pat Richter
       Director                                   Director
       Date:  May 20, 2000                        Date:  May 20, 2000



By:    /s/    Bruce A. Robertson            By:   /s/   Holly Cremer Berkenstadt
       -------------------------------            ------------------------------
       Bruce A. Robertson                         Holly Cremer Berkenstadt
       Director                                   Director
       Date:  May 20, 2000                        Date:  May 20, 2000



                       By: /s/ Donald D. Parker
                           ----------------------
                           Donald D. Parker
                           Director
                           Date: May 20, 2000