Form 10-Q
period 2000-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2000-08-11
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000


                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------  ---------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Wisconsin                                    39-1726871
        --------------------                        --------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                53703
        --------------------                        --------------------
(Address of principal executive office)                  (Zip Code)


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

                      Class: Common stock -- $.10 Par Value


          Number of shares outstanding as of July 31, 2000: 23,165,985

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                            PAGE #
                                                                          ------

   Item 1       Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of June 30, 2000
                     and March 31, 2000                                        2

                     Consolidated Statements of Income for the Three
                     Months Ended June 30, 2000 and 1999                       3

                     Consolidated Statements of Cash Flows for the Three
                     Months Ended June 30, 2000 and 1999                       4

                     Notes to Unaudited Consolidated Financial Statements      6

   Item 2       Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

                     Results of Operations                                     8

                     Financial Condition                                      12

                     Asset Quality                                            13

                     Liquidity & Capital Resources                            15

                     Asset/Liability Management                               17

   Item 3       Quantitative and Qualitative Disclosures About Market Risk    20



PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                       20
         Item 2       Changes in Securities                                   20
         Item 3       Defaults upon Senior Securities                         20
         Item 4       Submission of Matters to Vote of Security Holders       20
         Item 5       Other Information                                       20
         Item 6       Exhibits and Reports on Form 8-K                        20

SIGNATURES                                                                    22

                 ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    JUNE 30,         MARCH 31,
                                                                                      2000              2000
                                                                               --------------------------------
                                                                                       (In Thousands)
ASSETS
Cash                                                                           $      58,823      $     46,560
Interest-bearing deposits                                                             17,457            37,148
                                                                                ------------      ------------
  Cash and cash equivalents                                                           76,280            83,708
Investment securities available for sale                                              43,111            34,936
Investment securities held to maturity (fair value of $49,776 and
  $49,971, respectively)                                                              51,037            51,270
Mortgage-related securities available for sale                                        55,114            57,276
Mortgage-related securities held to maturity (fair value of $225,118
  and $234,505, respectively)                                                        233,552           243,243
Loans receivable, net:
  Held for sale                                                                        2,137             1,764
  Held for investment                                                              2,408,939         2,302,721
Foreclosed properties and repossessed assets, net                                        376               272
Real estate held for development and sale                                             48,698            34,063
Office properties and equipment                                                       25,341            25,712
Federal Home Loan Bank stock--at cost                                                 35,199            34,597
Accrued interest on investments and loans                                             20,208            19,364
Prepaid expenses and other assets                                                     20,729            22,226
                                                                                ------------      ------------
     Total assets                                                               $  3,020,721      $  2,911,152
                                                                                ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                        $  1,922,008      $  1,897,369
Federal Home Loan Bank and other borrowings                                          714,163           664,446
Reverse repurchase agreements                                                        116,551            92,413
Advance payments by borrowers for taxes and insurance                                 15,698             8,213
Other liabilities                                                                     37,098            31,496
                                                                                ------------      ------------
     Total liabilities                                                             2,805,518         2,693,937
                                                                                ------------      ------------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                              -                 -
Common stock, $.10 par value, 100,000,000 shares
 authorized, 25,363,339 shares issued                                                  2,536             2,536
Additional paid-in capital                                                            56,587            56,496
Retained earnings                                                                    184,008           179,211
Less:   Treasury stock (1,710,384 shares and 1,275,192 shares,
               respectively), at cost                                                (25,193)          (18,438)
           Common stock purchased by benefit plans                                      (883)             (923)
           Accumulated other comprehensive income (loss)                              (1,852)           (1,667)
                                                                                ------------      ------------
     Total stockholders' equity                                                      215,203           217,215
                                                                                ------------      ------------
     Total liabilities and stockholders' equity                                  $ 3,020,721       $ 2,911,152
                                                                                ============      ============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                         2000                     1999
                                                                      -------------------------------------
                                                                      (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                    $ 47,359              $ 42,319
Mortgage-related securities                                                 4,746                 4,050
Investment securities                                                       1,937                 1,870
Interest-bearing deposits                                                     379                   214
                                                                         --------              --------
  Total interest income                                                    54,421                48,453

INTEREST EXPENSE:
Deposits                                                                   21,858                19,876
Notes payable and other borrowings                                         11,875                 7,796
Other                                                                         107                   114
                                                                         --------              --------
  Total interest expense                                                   33,840                27,786
                                                                         --------              --------
  Net interest income                                                      20,581                20,667
Provision for loan losses                                                     185                   856
                                                                         --------              --------
  Net interest income after provision for loan losses                      20,396                19,811

NON-INTEREST INCOME:
Loan servicing income                                                         612                   556
Service charges on deposits                                                 1,400                 1,306
Insurance commissions                                                         529                   218
Gain on sale of loans                                                         360                 1,029
Net income from operations of real estate investment                          100                   124
Other                                                                         369                   427
                                                                         --------              --------
  Total non-interest income                                                 3,370                 3,660

NON-INTEREST EXPENSES:
Compensation                                                                7,194                 6,960
Occupancy                                                                     982                   914
Federal insurance premiums                                                     94                   267
Furniture and equipment                                                       947                   889
Data processing                                                               866                   960
Marketing                                                                     686                   670
Merger-related                                                                 --                 8,500
Goodwill                                                                       --                 1,761
Other                                                                       1,926                 1,830
                                                                         --------              --------
  Total non-interest expenses                                              12,695                22,751
                                                                         --------              --------
  Income before income taxes                                               11,071                   720
Income taxes                                                                4,086                 2,323
                                                                         --------              --------
  Net income (loss)                                                      $  6,985              $ (1,603)
                                                                         ========              ========

Earnings per share:
  Basic                                                                  $   0.30              $  (0.07)
  Diluted                                                                    0.29                 (0.06)
Dividends declared per share                                                 0.07                  0.05

See accompanying Notes to Unaudited Consolidated Financial Statements

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                    -------------------------------------
                                                                         2000                 1999
                                                                    -------------------------------------
                                                                               (In Thousands)
OPERATING ACTIVITIES
 Net income (loss)                                                 $   6,985              $  (1,603)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for losses on loans and real estate                           185                    856
 Provision for depreciation and amortization                             263                    729
 Net gain on sales of loans                                             (360)                (1,029)
 Decrease (increase) in accrued interest receivable                     (844)                   566
 Increase (decrease) in accrued interest payable                       1,324                   (979)
 Increase (decrease) in accounts payable                               4,384                 (2,913)
 Other                                                                (2,791)                 8,163
                                                                   ---------              ---------
 Net cash provided by operating activities before proceeds
  from loan sales                                                      9,146                  3,790
 Net proceeds from origination and sale of loans held for sale        (1,139)               (43,738)
                                                                   ---------              ---------
  Net cash provided by operating activities                            8,007                (39,948)

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale       2,159                  2,143
 Proceeds from maturities of investment securities                     5,236                  5,485
 Purchase of investment securities available for sale                (16,230)               (19,600)
 Purchase of investment securities held to maturity                       --                (11,000)
 Purchase of mortgage-related securities held to maturity                 --                 (8,851)
 Purchase of mortgage-related securities available for sale               --                 (8,985)
 Principal collected on mortgage-related securities                   11,911                 19,037
 Loans originated for investment                                    (253,684)              (196,504)
 Principal repayments on loans                                       153,091                164,955
 Net office properties and equipment                                    (371)                  (784)
 Sales of real estate                                                    312                  1,866
 Purchase of real estate held for development and sale               (14,894)                (3,827)
                                                                   ---------              ---------
  Net cash used by investing activities                             (112,470)               (56,065)




                                                                          THREE MONTHS ENDED JUNE 30,
                                                                    -------------------------------------
                                                                         2000                 1999
                                                                    -------------------------------------
                                                                               (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                              $ 24,639             $ 23,641
 Increase in advance payments by borrowers
   for taxes and insurance                                                    7,485                5,081
 Proceeds from notes payable to Federal Home Loan Bank                      243,800              208,800
 Repayment of notes payable to Federal Home Loan Bank                      (206,100)            (183,400)
 Increase in securities sold under agreements
  to repurchase                                                              24,138               21,896
 Increase (decrease) in other loans payable                                  12,016               (2,150)
 Treasury stock purchased                                                    (7,712)                   -
 Reissuance of treasury stock for options                                       322                3,137
 Purchase of stock by retirement plans                                          125                  230
 Payments of cash dividends to stockholders                                  (1,678)                (904)
                                                                           --------              -------
   Net cash provided by financing activities                                 97,035               76,331
                                                                           --------              --------
   Net decrease in cash and cash equivalents                                 (7,428)             (19,682)
 Cash and cash equivalents at beginning of year                              83,708               63,976
                                                                           ---------             --------
   Cash and cash equivalents at end of year                                $ 76,280             $ 44,294
                                                                           =========             ========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                      $ 32,516             $ 19,688
  Income taxes                                                                3,877                3,288

Non-cash transactions:
 Retirement of treasury stock                                                     -                2,613


 See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank"), Investment Directions, Inc. ("IDI"), Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for by the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2000.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2000 and 1999, total comprehensive income (loss) amounted to $6.8 million and $(2.3) million, respectively.

RECLASSIFICATIONS Certain 1999 accounts have been reclassified to conform to the 2000 presentations.

NOTE 3 - STOCKHOLDERS' EQUITY

On May 19, 2000, 2,550 shares of restricted stock granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended June 30, 2000, options for 55,885 shares of common stock were exercised at a weighted-average price of $5.84 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of treasury shares issued in excess of the option price paid was charged to retained earnings $(510,000). During the quarter ended June 30, 2000, the Corporation repurchased 498,991 shares of common stock. During the quarter, 7,914 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $15.28 per share or $120,000 in the aggregate and the excess of the market price over cost of the treasury shares $(4,000) was charged to retained earnings. On May 15, 2000, the Corporation paid a cash dividend of $.07 per share of common stock, amounting to $1.7 million.




NOTE 4 - EARNINGS PER SHARE

NOTE 4 - EARNINGS PER SHARE




                                                                        THREE MONTHS ENDED JUNE 30,
                                                                -------------------------------------------
                                                                     2000                      1999
                                                                -------------------------------------------
Numerator:
      Net income                                                   $ 6,984,811               $ (1,603,185)
                                                                -----------------         -----------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                               $  6,984,811              $ (1,603,185)

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                                           23,311,159                24,501,732
      Effect of dilutive securities:
        Employee stock options                                          604,292                   984,283
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                                -----------------         -----------------
        common shares and assumed conversions                        23,915,451                25,486,015
                                                                =================         =================
Basic earnings per share                                           $       0.30              $      (0.07)
                                                                =================         =================
Diluted earnings per share                                         $       0.29              $      (0.06)
                                                                =================         =================

Earnings per share for the three months ended June 30, 2000 and 1999 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.


NOTE 5 - SUBSEQUENT EVENTS

On July 20, 2000, the Corporation declared a $0.075 per share cash dividend on its common stock to be paid on August 15, 2000 to stockholders of record on August 1, 2000.

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

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2000 increased $8.6 million to $7.0 million from a net loss of $1.6 million for the same period in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to the decrease in non-interest expense of $10.1 million, primarily due to prior year merger-related expenses of $8.5 million in connection with the acquisition of FCBF and the write off of goodwill of $1.8 million that had become impaired, also in the same period in the prior year. This increase was accompanied by an increase in interest income of $6.0 million. The provision for loan losses for the three months ended June 30, 2000, decreased $670,000. These were offset by the $6.1 million increase in interest expense, a $1.8 million increase in income taxes and the decrease in non-interest income of $290,000 for the same three-month period.

Net Interest Income. Net interest income decreased $90,000 for the three months ended June 30, 2000 compared to the same period in 1999. The net interest margin decreased to 2.94% from 3.20% for the same respective three-month periods. The interest rate spread decreased to 2.72% from 2.94%, for the three-month periods.

Interest income on loans increased $5.0 million for the three months ended June 30, 2000 as compared to the same period in the prior year. This increase was a result of an increase of $171.4 million in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities increased $700,000 for the same period due primarily to the increase of $41.1 million in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $70,000 for the three-month period ended June 30, 2000 as compared to the same period in the prior year. This was primarily a result of a decrease of $5.9 million in the average balance of investment securities which was partially offset by an increase in interest rates for those investments for the three months ended June 30, 2000 as compared to the same period in 1999. Interest income on interest-bearing deposits increased $170,000 for the three months ended June 30, 2000, due to an increase of $11.3 million in the average balance of interest-bearing deposits.

Interest expense on deposits increased $2.0 million for the three months ended June 30, 2000 as compared to the same period in 1999. The increase was due primarily to the increase in the average balance of deposits of $45.1 million for the three-month period as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $4.1 million during the same period due to an increase of $201.9 million in the average balance of notes payable and other borrowings. Other interest expense remained constant.

Provision for Loan Losses. Provision for loan losses decreased $670,000 to $190,000 for the three-month period ended June 30, 2000 from $860,000 in the same period for the prior year. The decrease included a $650,000 adjustment in the prior year to bring FCBF's allowance in conformity with the Corporation's allowance policy in connection with the acquisition. The provision was based on management's ongoing evaluation of asset quality.

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

                                                                       THREE MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------
                                                  2000                                    1999
                                            -------------------------------------   ------------------------------------------
                                                                          AVERAGE                                   AVERAGE
                                                 AVERAGE                   YIELD/           AVERAGE                  YIELD/
                                                 BALANCE       INTEREST    COST(1)          BALANCE    INTEREST     COST(1)
                                            ----------------------------------------------------------------------------------
                                                                           (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                  $  1,834,648   $ 35,862     7.82%       $  1,697,115   $ 31,934       7.53%
Consumer loans                                       448,339      9,808     8.75             402,402      8,656       8.60
Commercial business loans                             71,608      1,689     9.43              83,634      1,729       8.27
                                                ------------   --------                 ------------   --------
  Total loans receivable                           2,354,595     47,359     8.05           2,183,151     42,319       7.75
Mortgage-related securities                          294,580      4,746     6.44             253,455      4,050       6.39
Investment securities                                 92,879      1,303     5.61             106,907      1,431       5.35
Interest-bearing deposits                             25,121        379     6.03              13,792        214       6.21
Federal Home Loan Bank stock                          35,159        634     7.21              27,000        439       6.50
                                                ------------   --------                 ------------   --------
  Total interest-earning assets                    2,802,334     54,421     7.77           2,584,305     48,453       7.50
Non-interest-earning assets                          133,837                                  95,713
                                                ------------                            ------------
  Total assets                                  $  2,936,171                            $  2,680,018
                                                ============                            ============

INTEREST-BEARING LIABILITIES
Demand deposits                                    $ 565,122      4,490     3.18           $ 526,479      3,461       2.63
Regular passbook savings                             139,490        560     1.61             146,708        858       2.34
Certificates of deposit                            1,177,018     16,808     5.71           1,163,380     15,557       5.35
                                                ------------   --------                 ------------   --------
  Total deposits                                   1,881,630     21,858     4.65           1,836,567     19,876       4.33
Notes payable and other borrowings                   788,480     11,875     6.02             586,550      7,796       5.32
Other                                                 12,331        107     3.47              12,298        114       3.71
                                                     -------       ----                      -------   --------
  Total interest-bearing liabilities               2,682,441     33,840     5.05           2,435,415     27,786       4.56
                                                               --------   ------                       --------     ------
Non-interest-bearing liabilities                      37,521                                  23,389
                                                ------------                            ------------
  Total liabilities                                2,719,962                               2,458,804
Stockholders' equity                                 216,209                                 221,214
                                                ------------                            ------------
  Total liabilities and stockholders' equity    $  2,936,171                            $  2,680,018
                                                ============                            ============

  Net interest income/interest rate spread                    $ 20,581     2.72%                       $ 20,667      2.94%
                                                              ========    ======                      =========     ======
  Net interest-earning assets                   $    119,893                            $     48,890
                                                ============                            ============
  Net interest margin                                                      2.94%                                     3.20%
                                                                          ======                                    ======
  Ratio of average interest-earning assets
   to average interest-bearing liabilities             1.04                                     1.06
                                                       ====                                     ====

--------------------------------------------
(1) Annualized

Non-Interest Income. Non-interest income decreased $290,000 to $3.4 million from $3.7 million, for the three months ended June 30, 2000 as compared to the same period in the prior year as a result of several factors. The gain on sale of loans decreased $670,000 for the three-month period due to decreased volume of loan sales. Other non-interest income decreased $60,000 for the three-month period ended June 30, 2000. Net income from operations of real estate investments for the three months ended June 30, 2000 decreased $20,000. These decreases were partially offset by an increase in insurance commissions of $310,000 due to increased sales for the three-month period ended June 30, 2000. Service charges on deposits increased $100,000 for the same three-month period ended June 30, 2000 due to a growth in deposits. Loan servicing income increased $60,000, for the same three-month period, largely due to an increase in the volume of serviced loans.

Non-Interest Expense. Non-interest expense decreased $10.1 million to $12.7 million from $22.8 million during the three months ended June 30, 2000 as compared to the same period in 1999 as a result of several factors. Merger-related expense decreased $8.5 million for the three-month period ended June 30, 2000, as compared to the same period in the prior year due to the merger in June 1999 with FCBF. Goodwill expense also decreased $1.8 million because unamortized goodwill from a previous merger became impaired and was written off in the 1999 period. Exclusive of the one-time charges for the merger and goodwill, other non-interest expense increased $210,000. Compensation expense increased $230,000 due primarily to an increase in incentive compensation resulting from increased loan production. Other non-interest expense increased $100,000 for the three months ended June 30, 2000. Occupancy expense increased $70,000 during the three-month period. Furniture and equipment expenses increased $60,000 for the same time period, largely due to normal increases in depreciation and other costs. Marketing expense increased $20,000 for the three-month period ending June 30, 2000. These increases were partially offset by a decrease in federal insurance premiums of $170,000 due to a reduction in the assessment. Data processing expense decreased $100,000 for the three months ending June 30, 2000.

Income Taxes. Income tax expense increased $1.8 million during the three months ended June 30, 2000 as compared to the same period in 1999. The effective tax rate was 36.9% for the current year as compared to 322.6% for the three-month period last year. The unusual effective tax rate for period ending June 30, 1999 is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes.

FINANCIAL CONDITION


During the three months ended June 30, 2000, the Corporation's assets increased by $109.6 million from $2.91 billion at March 31, 2000, to $3.02 billion. The majority of this increase was attributable to increases in loans and investment securities and was partially offset by decreases in mortgage-related securities.

Investment securities (both available for sale and held to maturity) increased $7.9 million during the three months ended June 30, 2000 as a result of purchases of $16.2 million of U.S. Government and agency securities which was partially offset by sales and maturities of $8.3 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $11.9 million during the three months ended June 30, 2000 as a result of principal repayments and market value adjustments. There were no purchases during the period ended June 30, 2000. Mortgage-related securities consisted of $256.4 million of mortgage-backed securities and $32.3 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 2000.

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

Total loans (including loans held for sale) increased $106.6 million during the three months ended June 30, 2000. Activity for the period included (i) originations and purchases of $300.9 million, (ii) sales of $46.0 million, and
(iii) principal repayments and other adjustments of $148.3 million.

Deposits increased $24.6 million during the three months ended June 30, 2000. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $100.7 million at June 30, 2000 and generally mature in one year. FHLB advances and other borrowings increased $49.7 million during the three months ended June 30, 2000. Reverse repurchase agreements increased $24.1 million during the three months ended June 30, 2000. Advance payments by borrowers for taxes and insurance increased $7.5 million.

Stockholders' equity decreased $2.01 million during the three months ended June 30, 2000 as a net result of (i) comprehensive income of $6.8 million, (ii) stock options exercised of $830,000 (with the excess of the cost of treasury shares over the option price $(510,000) charged to retained earnings), (iii) the tax benefit from certain stock options of $90,000, (iv) the purchase of stock by retirement plans of $120,000, and (v) benefit plan shares earned and related tax adjustments totaling $40,000. These were offset by (i) purchases of treasury stock of $7.7 million and (ii) cash dividends of $1.7 million.

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

Non-performing assets decreased $480,000 to $5.1 million at June 30, 2000 from $5.6 million at March 31, 2000 and decreased as a percentage of total assets to 0.17% from 0.19% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                   AT JUNE 30,                            AT MARCH 31,
                                                                       ---------------------------------------------------
                                                      2000                   2000             1999             1998
                                                -----------------      ---------------------------------------------------
                                                                             (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                              $ 1,824                $ 2,582          $ 2,931          $ 3,256
 Multi-family residential                                     3                      3                -              898
 Commercial real estate                                     114                    126              145              288
 Construction and land                                        -                      -                -                -
 Consumer                                                   462                    571              571              765
 Commercial business                                        304                    332              359              769
                                                        --------               --------         --------         --------
  Total non-accrual loans                                 2,707                  3,614            4,006            5,976
Real estate held for development and sale                 2,013                  1,691            1,764            4,431
Foreclosed properties and repossessed assets, net           376                    272              630            3,794
                                                        --------               ---------        ---------        ---------
  Total non-performing assets                           $ 5,096                $ 5,577          $ 6,400          $ 14,201
                                                        ========               =========        =========        =========

Performing troubled debt restructurings                 $   144                $   144           $  293           $  725
                                                        ========               =========        =========        =========

Total non-accrual loans to total loans                     0.11%                   0.15%            0.18%            0.29%
Total non-performing assets to total assets                0.17                    0.19             0.24             0.56
Allowance for loan losses to total loans                   0.96                    1.00             1.08             1.23
Allowance for loan losses to total
 non-accrual loans                                       901.51                  675.26           599.78           425.03
Allowance for loan and foreclosure losses
 to total non-performing assets                          481.20                  439.63           379.97           181.15



Non-accrual loans decreased $910,000 during the three months ended June 30, 2000 largely due to a decrease in single family non-accrual loans. At June 30, 2000, there were no non-accrual loans with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale increased of $320,000 for the three months ended June 30, 2000. At June 30, 2000, there was one property in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. The property consists of several condominium units in Bloomington, Minnesota with a carrying value of $2.0 million. The units were related to, but not a part of, a former non-accrual loan for a condominium project that was sold in fiscal 1999. The Corporation is in the process of completing the units for subsequent sale.

Foreclosed properties and repossessed assets increased $100,000. There are no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at June 30, 2000.

Performing troubled debt restructurings, the amount of which is considered immaterial, remained relatively unchanged at June 30, 2000 from March 31, 2000.

At June 30, 2000, assets that the Corporation has classified as substandard, net of reserves, consisted of $10.0 million of loans and foreclosed properties. As of March 31, 2000, the substandard assets amounted to $10.7 million. There have been no significant additions or deletions in substandard assets.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                                 AT JUNE 30,                            AT MARCH 31,
                                                     ---------------------------------------------
                                    2000                   2000          1999             1998
                              -----------------      ---------------------------------------------
                                                            (In Thousands)
30 to 59 days                 $           7,120      $      3,224     $      5,535     $     7,525
60 to 89 days                             1,107               903              693           1,397
                              -----------------      ------------     ------------     -----------
    Total                     $           8,227      $      4,127     $      6,228     $     8,922
                              =================      ============     ============     ===========


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

A summary of the activity in the allowance for losses on loans follows:


                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    ----------------------------------
                                                                                        2000                1999
                                                                                    ----------------------------------
                                                                                         (Dollars In Thousands)
Allowance at beginning of period                                                        $  24,404           $  24,027
Charge-offs:
  Mortgage                                                                                    (11)                 (3)
  Consumer                                                                                   (209)               (393)
  Commercial business                                                                          (1)                 (1)
                                                                                       ----------           ----------
     Total charge-offs                                                                       (221)               (397)
Recoveries:
  Mortgage                                                                                      9                  13
  Consumer                                                                                     25                  96
  Commercial business                                                                           2                   8
                                                                                       -----------          ----------
     Total recoveries                                                                          36                 117
                                                                                       -----------          ----------
     Net charge-offs                                                                         (185)               (280)
                                                                                       -----------          ----------
Provision                                                                                     185                 856
                                                                                       -----------          ----------
Allowance at end of period                                                              $  24,404            $ 24,603
                                                                                       ===========          ==========

Net recoveries (charge-offs) to
 average loans                                                                              (0.03)%             (0.05)%
                                                                                       ===========          ===========


Although management believes that the June 30, 2000 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 2000, the Corporation had outstanding commitments to originate loans of $54.4 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $134.8 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.1 million. The Corporation had firm commitments outstanding to deliver loans through the FHLB Mortgage Partnership Finance Program of $5.4 million at June 30, 2000. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2000 amounted to $932.7 million and scheduled maturities of FHLB advances during the same period totaled $445.7 million. At June 30, 2000, the Corporation also had $116.6 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following June 30, 2000. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended June 30, 2000, the Bank's average liquidity ratio was 13.5%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 2000 and June 30, 1999 (dollars in thousands):


                                                                                      MINIMUM REQUIRED
                                                             MINIMUM REQUIRED            TO BE WELL
                                                               FOR CAPITAL           CAPITALIZED UNDER
                                        ACTUAL              ADEQUACY PURPOSES         OTS REQUIREMENTS
                               ----------------------------------------------------------------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT         RATIO
                               ----------------------------------------------------------------------------
As of June 30, 2000:
Tier 1 capital
  (to adjusted tangible assets)     $ 184,758       6.22%     $ 89,116       3.00%    $ 148,526       5.00%
Risk-based capital
  (to risk-based assets)              207,980      10.33       161,123       8.00       201,404      10.00
Tangible capital
  (to tangible assets)                184,758       6.22                     1.5058         N/A        N/A

AS OF JUNE 30, 1999
Tier 1 capital
  (to adjusted tangible assets)       181,326       6.72        80,943       3.00       134,905       5.00
Risk-based capital
  (to risk-based assets)              203,159      11.63       139,727       8.00       174,659      10.00
Tangible capital
  (to tangible assets)                181,326       6.72                     1.5072         N/A        N/A



The OTS has proposed to increase the core capital ratio from the current 3.00% to a range of 4.00% to 5.00% for all but the most healthy financial institutions. The OTS also has proposed an interest rate risk calculation such that an institution with a measured interest rate risk exposure, as defined, greater than specified levels must deduct an interest rate risk component when calculating the OTS risk-based capital. Final implementation of these proposals was pending at June 30, 2000. Management does not believe these rules will significantly impact the Bank's ability to meet the capital requirements.

The following table reconciles stockholder equity to regulatory capital at June 30, 2000 and 1999 (dollars in thousands):



                                                                                   JUNE 30,
                                                                   -----------------------------------------
                                                                       2000                       1999
                                                                   -----------------------------------------

Stockholders' equity of the Corporation                                $ 215,203                  $ 220,803
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                           (30,909)                   (39,245)
                                                                      ----------                 ----------
Stockholders' equity of the Bank                                         184,294                    181,558
Less: Intangible assets and other non-includable assets                     464                        (232)
                                                                      ----------                 ----------
Tier 1 and tangible capital                                              184,758                    181,326
Plus: Allowable general valuation allowances                              23,222                     21,833
                                                                      ----------                 ----------
Risk based capital                                                     $ 207,980                  $ 203,159
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at June 30, 2000 has not changed materially since March 31, 2000.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three months ended June 30, 2000 and 1999, respectively.


                                                                THREE MONTHS ENDED JUNE 30, 2000
                                                       ------------------------------------------------------
                                                                                               CONSOLIDATED
                                                       REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------

Interest income                                        $          336     $       54,421     $        54,757
Interest expense                                                    0             33,840              33,840
                                                       ---------------    ---------------    ----------------
  Net interest income                                             336             20,581              20,917
Provision for loan losses                                           0                185                 185
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses             336             20,396              20,732
Other income (loss)                                             3,396              3,270               6,666
Other expense                                                   3,632             12,695              16,327
                                                       ---------------    ---------------    ----------------
  Net operating income                                            100             10,971              11,071
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                      100             10,971              11,071
Income taxes                                                     (243)             4,329               4,086
                                                       ---------------    ---------------    ----------------
  Net income                                           $          343     $        6,642     $         6,985
                                                       ===============    ===============    ================
Average assets                                         $       42,395     $    2,896,065     $     2,938,460



                                                                  THREE MONTHS ENDED JUNE 30, 1999
                                                       ------------------------------------------------------
                                                                                              CONSOLIDATED
                                                        REAL ESTATE         COMMUNITY           FINANCIAL
                                                        INVESTMENTS          BANKING           STATEMENTS
                                                       ---------------    ---------------    ----------------

Interest income                                        $          523     $       48,453     $        48,976
Interest expense                                                    0             27,786              27,786
                                                       ---------------    ---------------    ----------------
  Net interest income                                             523             20,667              21,190
Provision for loan losses                                           0                856                 856
                                                       ---------------    ---------------    ----------------
  Net interest income after provision for loan losses             523             19,811              20,334
Other income (loss)                                              (463)             3,536               3,073
Other expense                                                     (64)            22,751              22,687
                                                       ---------------    ---------------    ----------------
  Net operating income                                            124                596                 720
Gain on sale of real estate partnership investments                 0                  0                   0
                                                       ---------------    ---------------    ----------------
  Income before income taxes                                      124                596                 720
Income taxes                                                      290              2,033               2,323
                                                       ---------------    ---------------    ----------------
  Net income                                           $         (166)    $       (1,437)    $        (1,603)
                                                       ===============    ===============    ================

Average assets                                         $       31,098     $    2,828,920     $     2,860,018

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

ITEM 4            SUBMISSION OF MATTER TO VOTE OF SECURITIES HOLDERS.

                  The Annual Meeting of Stockholders was held on July 25, 2000. There were 23,902,955 shares of common stock that could be voted, and 19,165,511 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.



                                                              NUMBER OF VOTES
                                                      --------------------------------------------------
                                                           FOR                               WITHHELD
                                                      --------------                       -------------
Nominees for three-year term ending 2003:

 Holly Cremer Berkenstadt                                18,400,452                             765,059

 Donald D. Kropidlowski                                  16,772,528                           2,392,983

 Bruce A. Robertson                                      18,321,714                             843,797




                                                           FOR             AGAINST           WITHHELD
                                                      --------------     -------------     -------------
Appointment of Ernst & Young LLP as independent
 auditor for the year ending March 31, 2001              18,835,765           278,719            51,027





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



Date:       July 31, 2000       By: /s/ Douglas J. Timmerman
       -----------------------      --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer




Date:       July 31, 2000       By: /s/ Michael W. Helser
       -----------------------      --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer