Form 10-Q
period 2000-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2000-11-14
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -----------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Wisconsin                                     39-1726871
      -----------------                                 -------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

      25 West Main Street
      Madison, Wisconsin                             53703
    ----------------------                         ---------
(Address of principal executive office             (Zip Code)


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

                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of October 31, 2000: 23,039,078

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q




PART I - FINANCIAL INFORMATION                                                           PAGE #
                                                                                         ------
         Item 1       Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of September 30, 2000
                      and March 31, 2000                                                    2

                      Consolidated Statements of Income for the Three and Six
                      Months Ended September 30, 2000 and 1999                              3

                      Consolidated Statements of Cash Flows for the Six Months
                      Ended September 30, 2000 and 1999                                     4

                      Notes to Unaudited Consolidated Financial Statements                  6

         Item 2       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

                              Results of Operations                                        10

                              Financial Condition                                          15

                              Asset Quality                                                16

                              Liquidity & Capital Resources                                18

                              Asset/Liability Management                                   20

         Item 3       Quantitative and Qualitative Disclosures About Market Risk           24


PART II - OTHER INFORMATION

          Item 1     Legal Proceedings                                                     24
          Item 2     Changes in Securities                                                 24
          Item 3     Defaults upon Senior Securities                                       24
          Item 4     Submission of Matters to Vote of Security Holders                     24
          Item 5     Other Information                                                     24
          Item 6     Exhibits and Reports on Form 8-K                                      24

SIGNATURES                                                                                 25


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                              SEPTEMBER 30,       MARCH 31,
                                                                                  2000             2000
                                                                            ---------------------------------
                                                                                       (In Thousands)

ASSETS

Cash                                                                        $      66,544        $    46,560
Interest-bearing deposits                                                          22,277             37,148
                                                                            -------------        -----------
  Cash and cash equivalents                                                        88,821             83,708
Investment securities available for sale                                           62,234             34,936
Investment securities held to maturity (fair value of $49,935 and
  $49,971, respectively)                                                           50,777             51,270
Mortgage-related securities available for sale                                     54,564             57,276
Mortgage-related securities held to maturity (fair value of$213,781
  and $234,505, respectively)                                                     219,456            243,243
Loans receivable, net:
  Held for sale                                                                     4,742              1,764
  Held for investment                                                           2,462,112          2,302,721
Foreclosed properties and repossessed assets, net                                     310                272
Real estate held for development and sale                                          48,556             34,063
Office properties and equipment                                                    25,464             25,712
Federal Home Loan Bank stock--at cost                                              36,547             34,597
Accrued interest on investments and loans                                          20,365             19,364
Prepaid expenses and other assets                                                  24,323             22,226
                                                                            -------------        -----------
     Total assets                                                           $   3,098,271        $ 2,911,152
                                                                            =============        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $   1,991,161        $ 1,897,369
Federal Home Loan Bank and other borrowings                                       737,161            664,446
Reverse repurchase agreements                                                     100,919             92,413
Advance payments by borrowers for taxes and insurance                              23,771              8,213
Other liabilities                                                                  35,253             31,496
                                                                            -------------        -----------
     Total liabilities                                                          2,888,265          2,693,937
                                                                            =============        ===========

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                           -                  -

Common stock, $.10 par value, 100,000,000 shares
 authorized, 25,363,339 shares issued                                               2,536              2,536
Additional paid-in capital                                                         56,574             56,496
Retained earnings                                                                 188,471            179,211

Less:  Treasury stock (2,367,151 shares and 1,275,192 shares,
        respectively), at cost                                                    (35,746)           (18,438)
           Common stock purchased by benefit plans                                   (709)              (923)
           Accumulated other comprehensive loss                                    (1,120)            (1,667)
                                                                            -------------        -----------
     Total stockholders' equity                                                   210,006            217,215
                                                                            -------------        -----------
     Total liabilities and stockholders' equity                             $   3,098,271        $ 2,911,152
                                                                            =============        ===========



See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 ----------------------------       ---------------------------
                                                                          2000       1999                  2000        1999
                                                                 ----------------------------       ---------------------------
                                                                               (In Thousands, Except Per Share Data)


INTEREST INCOME:
Loans                                                            $    49,893       $   43,793        $   97,205     $    86,112
Mortgage-related securities                                            4,571            3,968             9,317           8,018
Investment securities                                                  2,190            2,148             4,127           4,018
Interest-bearing deposits                                                316              115               695             329
                                                                 -----------       ----------        ----------     -----------
  Total interest income                                               56,970           50,024           111,344          98,477

INTEREST EXPENSE:
Deposits                                                              23,448           20,153            45,306          40,029
Notes payable and other borrowings                                    13,508            8,676            25,344          16,472
Other                                                                    171              194               278             308
                                                                 -----------       ----------        ----------     -----------
  Total interest expense                                              37,127           29,023            70,928          56,809
                                                                 -----------       ----------        ----------     -----------
  Net interest income                                                 19,843           21,001            40,416          41,668
Provision for possible loan losses                                       160              150               345           1,006
                                                                 -----------       ----------        ----------     -----------
  Net interest income after provision for possible loan losses        19,683           20,851            40,071          40,662

NON-INTEREST INCOME:

Loan servicing income                                                    625              513             1,237           1,069
Service charges on deposit accounts                                    1,438            1,243             2,838           2,549
Insurance commissions                                                    483              282             1,008             500
Gain on sale of loans                                                  1,208              366             1,568           1,395
Net gain on sale of investments and securities                            82                3                82               5
Net income (loss) from operations of real estate investment             (679)             328              (614)            452
Other                                                                    400              259               816             684
                                                                 -----------       ----------        ----------     -----------
  Total non-interest income                                            3,557            2,994             6,935           6,654

NON-INTEREST EXPENSE:

Compensation                                                           6,921            6,722            14,115          13,682
Occupancy                                                              1,106            1,107             2,087           2,021
Federal insurance premiums                                                97              265               192             532
Data processing                                                          995              859             1,860           1,819
Marketing                                                                609              615             1,218           1,285
Merger-related                                                             -                -                 -           8,500
Goodwill                                                                   -                -                 -           1,761
Other                                                                  2,100            1,568             4,104           3,398
                                                                 -----------      -----------       -----------     -----------
  Total non-interest expense                                          12,837           12,047            25,532          34,798
                                                                 -----------      -----------       -----------     -----------
  Income before income taxes                                         10,403            11,798            21,474          12,518
Income taxes                                                          3,822             4,676             7,908           6,999
                                                                 -----------      -----------        ----------     -----------
                                                                 $    6,581       $     7,122        $   13,566     $     5,519
                                                                 ==========       ===========        ==========     ===========
  Net income


Earnings per share:

  Basic                                                          $     0.29       $      0.29        $     0.59     $      0.22
  Diluted                                                              0.28              0.28              0.58            0.22
Dividends declared per share                                           0.08              0.07              0.15            0.12



See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                                              ---------------------------------
                                                                                   2000               1999
                                                                              ---------------------------------
                                                                                        (In Thousands)

OPERATING ACTIVITIES
 Net income                                                                   $       13,566      $      5,519

 Adjustments to reconcile net income to net cash provided by operating activities:

 Provision for possible losses on loans and real estate                                  345             1,006
 Provision for depreciation and amortization                                             956             1,410
 Net gain on sales of loans                                                           (1,568)           (1,395)
 Increase in accrued interest receivable                                              (1,001)           (1,069)
 Increase in accrued interest payable                                                  2,421             1,413
 Increase (decrease) in accounts payable                                               2,227            (2,846)
 Other                                                                                14,364            (3,921)
                                                                              --------------     -------------

 Net cash provided by operating activities before proceeds
  from loan sales                                                                     31,310               117
 Net proceeds from origination and sale of loans held for sale                        (3,744)            1,925
                                                                              --------------     -------------
  Net cash provided by operating activities                                           27,566             2,042


INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                       3,685            10,228
 Proceeds from maturities of investment securities                                    10,499             8,531
 Purchase of investment securities available for sale                                (43,559)          (53,356)
 Purchase of investment securities held to maturity                                        -           (11,000)


 Proceeds from sale of mortgage-related securities available for sale                      -            (8,851)
 Purchase of mortgage-related securities held to maturity                              4,071                (2)
 Purchase of mortgage-related securities available for sale                           (1,485)           14,133)
 Principal collected on mortgage-related securities                                   24,593            35,006
 Loans originated for investment                                                    (385,710)         (435,646)
 Principal repayments on loans                                                       211,184           292,727
 Net office properties and equipment                                                    (248)           (1,491)
 Sales of real estate                                                                    312             2,112
 Purchase of real estate held for development and sale                               (14,752)           (4,202)
                                                                              --------------     -------------
  Net cash used by investing activities                                             (191,410)         (180,077)



                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                    2000               1999
                                                               ---------------------------------
                                                                         (In Thousands)

FINANCING ACTIVITIES
 Increase in deposit accounts                                   $      93,792     $     27,757
 Increase in advance payments by borrowers
   for taxes and insurance                                             15,558           12,556
 Proceeds from notes payable to Federal Home Loan Bank                594,900          659,650
 Repayment of notes payable to Federal Home Loan Bank                (544,500)        (554,450)

 Increase in securities sold under agreements
   to repurchase                                                        8,506           14,302
 Increase (decrease) in other loans payable                            22,315           (5,300)
 Treasury stock purchased                                             (19,634)          (1,397)
 Reissuance of treasury stock for options                                 497            4,035
 Purchase of stock by retirement plans                                    942              384

 Payments of cash dividends to stockholders                            (3,419)            (904)
                                                                -------------     ------------
   Net cash provided by financing activities                          168,957          156,633
                                                                -------------     ------------
   Net increase (decrease) in cash and cash equivalents                 5,113          (21,402)
 Cash and cash equivalents at beginning of year                        83,708           63,976
                                                                -------------     ------------
   Cash and cash equivalents at end of year                     $      88,821     $     42,574
                                                                =============     ============




SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                           $      73,349     $     43,081
  Income taxes                                                          7,783            4,603


Non-cash transactions:
  Retirement of treasury stock                                              -           28,563



 See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank, S.S.B. (the "Bank"), Investment Directions, Inc. ("IDI") Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for by the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


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


In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six-month period ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2000.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended September 30, 2000 and 1999, total comprehensive income amounted to $7.3 million and $6.7 million, respectively. For the six months ended September 30, 2000 and 1999, comprehensive income was $14.1 million and $4.4 million, respectively.

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

NOTE 3 - STOCKHOLDERS' EQUITY

On July 7, 2000, 3,500 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended September 30, 2000, options for 29,780 shares of common stock were exercised at a weighted-average price of $5.89 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(310,000). During the quarter ended September 30, 2000, the Corporation repurchased 743,000 shares of common stock. During the quarter, 56,453 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $14.47 per share or $817,000 in the aggregate and the excess of the market price over cost of the treasury shares $(72,000) was charged to retained earnings. On August 15, 2000, the Corporation paid a cash dividend of $0.075 per share amounting to $1.7 million.


NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three and six months ended September 30, 2000 and 1999 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------
                                                       2000                      1999
                                                  ----------------------------------------
Numerator:
     Net income                                    $   6,581,500             $   7,121,784
                                                  --------------            --------------
     Numerator for basic and diluted earnings
       per share--income available to common
       stockholders                                $   6,581,500             $   7,121,784

Denominator:
     Denominator for basic earnings per
       share--weighted-average shares                 22,627,115                24,713,209
     Effect of dilutive securities:
       Employee stock options                            614,060                   865,942
     Denominator for diluted earnings per
       share--adjusted weighted-average           --------------            --------------
       shares and assumed conversions                 23,241,175                25,579,151
                                                  ==============            ==============
Basic earnings per share                           $        0.29             $        0.29
                                                  ==============            ==============
Diluted earnings per share                                  0.28                      0.28
                                                  ==============            ==============



                                                        SIX MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------
                                                        2000                      1999
                                                  ----------------------------------------
Numerator:
     Net income                                    $  13,566,311             $   5,518,599
                                                  --------------            --------------
     Numerator for basic and diluted earnings
       per share--income available to common
       stockholders                                $  13,566,311             $   5,518,599


Denominator:
     Denominator for basic earnings per
       share--weighted-average shares                 22,967,268                24,608,048
     Effect of dilutive securities:
       Employee stock options                            609,203                   924,789
     Denominator for diluted earnings per
       share--adjusted weighted-average
                                                  --------------            --------------
       shares and assumed conversions                 23,576,471                25,532,837
                                                  ==============            ==============
Basic earnings per share                           $        0.59             $        0.22
                                                  ==============            ==============
Diluted earnings per share                         $        0.58             $        0.22
                                                  ==============            ==============

Note 5 - Subsequent Events

On October 19, 2000, the Corporation declared a $0.075 per share cash dividend on its common stock to be paid on November 15, 2000 to stockholders of record on November 1, 2000.

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

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 2000 decreased $540,000 to $6.6 million and increased $8.0 million to $13.6 million, respectively, from the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to the increase in interest expense of $8.1 million. In addition, non-interest expense for the three months ended September 30, 2000 increased $790,000. These increases were offset by an increase in interest income of $6.9 million, an increase in non-interest income of $560,000 and a decrease in income tax expense of $850,000 for the three-month period. The increase in net income for the six-month period compared to the same period last year was largely due to the decrease in non-interest expense of $9.3 million, primarily due to prior year merger-related expenses of $8.5 million in connection with the acquisition of FCB Financial Corp. (FCBF) and the write off of goodwill of $1.8 million from a previous acquisition that had become impaired. An increase in interest income of $12.9 million, an increase in non-interest income of $280,000, and a decrease in provision for possible loan losses of $660,000 also contributed to the increase in net income for the six-month period. The decrease in loss provision was due to an adjustment made in the prior six-month period due to the merger with FCBF. These income increases, for the six months ended September 30, 2000, were offset by an increase in interest expense of $14.1 million and an increase in income taxes of $910,000.

Net Interest Income. Net interest income decreased $1.2 million and $1.3 million for the three and six months ended September 30, 2000 compared to the same periods in 1999. The net interest margin decreased to 2.77% from 3.14% for the respective three-month periods and decreased to 2.86% from 3.17% for the respective six-month periods. The interest rate spread decreased to 2.61% from 2.88% and decreased to 2.68% from 2.93%, respectively, for the same periods.

Interest income on loans increased $6.1 million and $11.1 million for the three and six months ended September 30, 2000 as compared to the same periods in the prior year. These increases were the result of an increase of $163.8 million and $166.1 million, respectively, in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities increased $600,000 and $1.3 million for the same periods due primarily to the increase of $34.3 million and $41.2 million, respectively, in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $40,000 and $110,000 for the three- and six-month periods ended September 30, 2000 as compared to the same periods in the prior year. Although the average balances of the investment securities and FHLB stock decreased $16.2 million and $12.7 million, respectively, for the three-and six-month periods, these decreases were more than offset by an increase in the average yield from 5.35% to 5.87% for the three-month period, and from 5.33% to 5.81% for the six-month period for investment securities. The average yield for FHLB stock increased from 6.50% to 7.68% and from 6.50% to 7.45% for the respective three and six months ended September 30, 2000 as compared to the same periods in the prior year. Interest income on interest-bearing deposits increased $200,000 and $370,000, respectively, for the three and six months ended September 30, 2000, due to the increase of $10.7 million and $8.1 million in the average balance of interest-bearing deposits.

Interest expense on deposits increased $3.3 million and $5.3 million, respectively, for the three and six months ended September 30, 2000 as compared to the same periods in 1999. These increases were due primarily to the increases in the average balance of deposits of $51.3 million and $42.5 million, respectively, for the three- and six-month periods, as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $4.8 million and $8.9 million, respectively, during the same periods due to an increase of $208.0 million and $205.1 million, respectively, in the average balance of notes payable and other borrowings. Other interest expense decreased $20,000 and $30,000, respectively, for the three and six months ended September 30, 2000.

Provision for Possible Loan Losses. Provision for possible loan losses increased $10,000 to $160,000, and decreased $660,000 to $350,000 for the three- and six-month periods ended September 30, 2000 compared to the same periods for the prior year. The six-month period decrease included a $650,000 conforming adjustment in fiscal 2000 to bring FCBF's allowance in conformity with the Corporation's allowance policy. Exclusive of this one-time conforming provision, provision for loan losses for the six-month period would have decreased $10,000 to $360,000. The provision was based on management's ongoing evaluation of asset quality.

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



                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------
                                                             2000                            1999
                                              ----------------------------------  ---------------------------------
                                                                       AVERAGE                            AVERAGE
                                                 AVERAGE                YIELD/     AVERAGE                YIELD/
                                                 BALANCE                COST (1)   BALANCE                     (1)
                                                            INTEREST                         INTEREST      COST
                                              ---------------------------------------------------------------------
                                                                      (Dollars In Thousands)

INTEREST-EARNING ASSETS
Mortgage loans                                 $ 1,889,416  $ 37,761    7.99%     $1,787,574  $33,565      7.51%
Consumer loans                                     462,722    10,368    8.96         408,193    8,825      8.65
Commercial business loans                           72,045     1,764    9.79          64,578    1,403      8.69
                                              ------------  --------              ----------  -------
  Total loans receivable                         2,424,183    49,893    8.23        2,260,34   43,793      7.75

Mortgage-related securities                        285,083     4,571    6.41         250,793    3,968      6.33

Investment securities                               02,266     1,501    5.87         125,408    1,677      5.35

Interest-bearing deposits                           20,140       316    6.28           9,445      115      4.87

Federal Home Loan Bank stock                        35,866       689    7.68          28,963      471      6.50
                                              ------------  --------              ----------   ------
  Total interest-earning assets                  2,867,538    56,970    7.95       2,674,954   50,024      7.48
Non-interest-earning assets                        162,788              ----         100,732
                                              ------------                        ----------
  Total assets                                   3,030,326                         2,775,686
                                              ============                        ==========



INTEREST-BEARING LIABILITIES
Demand deposits                                    578,755     4,975    3.44         558,667    3,750      2.68
Regular passbook savings                           139,296       579    1.66         171,403    1,153      2.69
Certificates of deposit                          1,196,169    17,894    5.98        1,132,88   15,250      5.38
                                              ------------   -------              ----------   ------
  Total deposits                                 1,914,220    23,448    4.90        1,862,95   20,153      4.33

Notes payable and other borrowings                 848,174    13,508    6.37         640,206    8,676      5.42
Other                                               20,014       171    3.42          20,137      194      3.85
                                              ------------   -------              ----------   ------
  Total interest-bearing liabilities             2,782,408   37,127     5.34       2,523,298   29,023      4.60
                                                             -------    ----                   ------      ----
Non-interest-bearing liabilities                    38,502                            28,671
                                              ------------                        ----------
  Total liabilities                              2,820,910                         2,551,969
Stockholders' equity                               209,416                           223,717
                                              ------------                        ----------
  Total liabilities and stockholders' equity     3,030,326                         2,775,686
                                              ============                        ==========

  Net interest income/interest rate spread                  $19,843     2.61%                 $21,001      2.88%
                                                            =======     ====                  =======      ====
  Net interest-earning assets                  $    85,130                        $  151,656
                                              ============                        ==========
  Net interest margin                                                   2.77%                              3.14%
                                                                        ====                               ====
  Ratio of average interest-earning assets

   to average interest-bearing
liabilities                                           1.03                              1.06
                                                      ====                              ====


------------------------------------------
(1) Annualized

                                                                       SIX MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------------
                                                                  2000                                 1999
                                                ----------------------------------     ------------------------------------
                                                                          AVERAGE                                   AVERAGE
                                                  AVERAGE                  YIELD/       AVERAGE                      YIELD/
                                                  BALANCE       INTEREST  COST (1)      BALANCE       INTEREST      COST (1)
                                                ---------------------------------------------------------------------------
                                                                         (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                   $1,862,181    $   73,623   7.91%      $1,742,344    $   65,499      7.52%
Consumer loans                                      455,570        20,175   8.86          405,298        17,481      8.63
Commercial business loans                            68,650         3,407   9.93           72,706         3,132      8.62
                                                 ----------    ----------              ----------    ----------
  Total loans receivable                          2,386,401        97,205   8.15        2,220,348        86,112      7.76

Mortgage-related securities                         289,806         9,317   6.43          248,624         8,018      6.45
Investment securities                                96,478         2,804   5.81          116,661         3,108      5.33
Interest-bearing deposits                            22,071           695   6.30           13,946           329      4.72
Federal Home Loan Bank stock                         35,515         1,323   7.45           27,982           910      6.50
                                                 ----------    ----------              ----------    ----------
  Total interest-earning assets                   2,830,271       111,344   7.87        2,627,561        98,477      7.50
                                                                            ----                                     ----
Non-interest-earning assets                         152,585                                84,720
                                                 ----------                            ----------
  Total assets                                   $2,982,856                            $2,712,281
                                                 ==========                            ==========

INTEREST-BEARING LIABILITIES

Demand deposits                                  $  571,976         9,465   3.31       $  548,328         7,211      2.63

Regular passbook savings                            139,392         1,139   1.63          243,886         3,317      2.72
Certificates of deposit                           1,186,646        34,702   5.85        1,063,301        29,501      5.55
                                                 ----------    ----------              ----------    ----------
  Total deposits                                  1,898,014        45,306   4.77        1,855,515        40,029      4.31
Notes payable and other borrowings                  818,490        25,344   6.19          613,378        16,472      5.37
Other                                                16,193           278   3.43           16,218           308      3.80
                                                 ----------    ----------              ----------    ----------
  Total interest-bearing liabilities              2,732,697        70,928   5.19        2,485,111        56,809      4.57
                                                               ----------   ----                     ----------      ----
 Non-interest-bearing liabilities                    38,013                                 3,737
                                                 ----------                            ----------
  Total liabilities                               2,770,710                             2,488,848
Stockholders' equity                                212,146                               223,433
                                                 ----------                            ----------
  Total liabilities and stockholders' equity     $2,982,856                            $2,712,281
                                                 ==========                            ==========

  Net interest income/interest rate spread                     $   40,416   2.68%                    $   41,668      2.93%
                                                               ==========   ----                     ==========      ----

  Net interest-earning assets                    $   97,574                            $  142,450
                                                 ==========                            ==========

  Net interest margin                                                       2.86%                                    3.17%
                                                                            ====                                     ====

  Ratio of average interest-earning assets
   to average interest-bearing liabilities             1.04                                  1.06
                                                       ====                                  ====



----------------------
(1) Annualized

Non-Interest Income. Non-interest income increased $560,000 to $3.6 million and $280,000 to $6.9 million, respectively, for the three and six months ended September 30, 2000 as compared to the same periods in the prior year as a result of several factors. The gain on sale of loans increased $840,000 and $170,000 for the three- and six-month periods due to increased gain on student loan sale and an originated mortgage servicing rights (OMSR) adjustment. Insurance commissions increased $200,000 and $510,000 for the three and six months ended September 30, 2000 as compared to the same periods in the prior year due to increased sales. Service charges on deposit accounts increased $200,000 and $290,000 for the three- and six-month periods due to a growth in deposits and increased fees. In addition, loan servicing income increased $110,000 and $170,000 for the three and six months ended September 30, 2000 as compared to the same periods in the prior year largely due to an increase in the volume of serviced loans. Other non-interest income increased $140,000 and $130,000 for the three- and six-month periods. Net gain on sale of investments and securities increased $80,000 for both the three and six months ended September 30, 2000 as compared to the same periods in the prior year. These increases were partially offset by a decrease in net income from operations of real estate investments of $1.0 million and $1.1 million for the three and six months ended September 30, 2000 as compared to the same prior, respective periods. These decreases were largely due to decreased resort and golf net income at the partnerships and losses on the sale of two condominium units in a development in Bloomington, Minnesota.

Non-Interest Expense. Non-interest expense increased $790,000 to $12.8 million and decreased $9.3 million to $25.5 million, respectively, during the three and six months ended September 30, 2000 as compared to the same periods in 1999 as a result of several factors. The increase in non-interest expense for the three-month period ended September 30, 2000 as compared to the same period in the prior year was largely due to an increase in other expense of $530,000. This increase was primarily due to the reclassification of some items between other non-interest expense and other categories. Compensation expense increased $200,000 due primarily to an increase in incentive compensation resulting from increased loan production, and data processing expense increased $140,000 for the three-month period due to increased equipment fees, line charges and support staff payments. Furniture and equipment expense increased $100,000 largely due to normal increases in depreciation and other costs for the three months ended September 30, 2000 as compared to the same period in 1999. These increases were partially offset by a decrease in federal insurance premiums of $170,000 for the three-month period due to a reduction in the assessment. The decrease in non-interest expense for the six-month period ended September 30, 2000 was attributable to merger-related expense of $8.5 million in the first quarter of fiscal 2000 due to the merger with FCBF and increased goodwill expense of $1.8 million also in the first quarter of fiscal 2000. Unamortized goodwill from a previous merger became impaired and was written off in the first quarter of fiscal 2000. Exclusive of the one-time charges for the merger and goodwill, non-interest expense increased $1.0 million for the six-month period ended September 30, 2000 as compared to the same period in the prior year. This increase was primarily due to an increase in other non-interest expense of $710,000. This increase was largely due to the reclassification of some items between other non-interest expense and other categories. Compensation expense increased $430,000 due primarily to an increase in incentive compensation resulting from increased loan production. Additionally, furniture and equipment expense increased $160,000 largely due to normal increases in depreciation and other costs for the six-month period ended September 30, 2000. Occupancy expense increased $70,000 and data processing expense increased $40,000 for the same six-month period as compared to the same period in the prior year. Partially offsetting these increases was a decrease of $340,000 in federal insurance premiums due to a reduction in the assessment, and a decrease of $70,000 in marketing expense as compared to the prior six-month period.

Income Taxes. Income tax expense decreased $850,000 and increased $910,000 during the three and six months ended September 30, 2000 as compared to the same periods in 1999. The effective tax rate was 36.7% and 36.8%, respectively, for the current year as compared to 39.6% and 55.9% for the three- and six-month periods last year. The unusual effective tax rate for the six-month period for 1999 was a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes.

FINANCIAL CONDITION



During the six months ended September 30, 2000, the Corporation's assets increased by $187.1 million from $2.91 billion at March 31, 2000, to $3.10 billion. The majority of this increase was attributable to increases in loans and investment securities and was partially offset by decreases in mortgage-related securities.

Investment securities (both available for sale and held to maturity) increased $26.8 million during the six months ended September 30, 2000 as a result of purchases of $43.6 million of U.S. Government and agency securities which were offset by sales and maturities of $16.8 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $26.5 million during the six months ended September 30, 2000 as a result of principal repayments and market value adjustments of $23.9 million and sales of $4.1 million. This decrease was partially offset by purchases of $1.5 million. Mortgage-related securities consisted of $242.0 million of mortgage-backed securities and $32.0 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at September 30, 2000.

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

Total loans (including loans held for sale) increased $162.4 million during the six months ended September 30, 2000. Activity for the period included (i) originations and purchases of $610.8 million, (ii) sales of $221.4 million, and
(iii) principal repayments and other adjustments of $227.0 million.

Total liabilities increased $194.3 million during the six months ended September 30, 2000. Deposits increased $93.8 million during the six months ended September 30, 2000. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $113.6 million at September 30, 2000 and generally mature in one year. FHLB advances and other borrowings increased $72.7 million during the six months ended September 30, 2000. Reverse repurchase agreements increased $8.5 million during the six months ended September 30, 2000. Advance payments by borrowers for taxes and insurance increased $15.6 million during this same period.

Stockholders' equity decreased $7.2 million during the six months ended September 30, 2000 as a net result of (i) comprehensive income of $14.1 million
(ii) stock options exercised of $1.3 million (with the excess of the cost of treasury shares over the option price ($810,000) charged to retained earnings),
(iii) the tax benefit from certain stock options of $80,000, (iv) the purchase of stock by retirement plans of $940,000, and (v) benefit plan shares earned and related tax adjustments totaling $210,000. These increases were offset by (i) purchases of treasury stock of $19.6 million and (ii) cash dividends of $3.4 million.

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

Non-performing assets decreased $410,000 to $5.2 million at September 30, 2000 from $5.6 million at March 31, 2000 and decreased as a percentage of total assets to 0.17 % from 0.19% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                             AT SEPTEMBER 30,                 AT MARCH 31,
                                                                               ------------------------------------------
                                                                  2000            2000            1999             1998
                                                                 -------       ------------------------------------------
                                                                                  (Dollars In Thousands)
Non-accrual loans:
Single-family residential                                        $ 2,280         $ 2,582         $ 2,931         $ 3,256
Multi-family residential                                               2               3              --             898
Commercial real estate                                               443             126             145             288
Construction and land                                                 91              --              --              --
Consumer                                                             423             571             571             765
Commercial business                                                  526             332             359             769
                                                                 -------         -------         -------         -------
Total non-accrual loans                                            3,765           3,614           4,006           5,976
Real estate held for development and sale                          1,090           1,691           1,764           4,431
Foreclosed properties and repossessed assets, net                    310             272             630           3,794
                                                                 -------         -------         -------         -------
Total non-performing assets                                      $ 5,165         $ 5,577         $ 6,400         $14,201
                                                                 =======         =======         =======         =======

Performing troubled debt restructurings                          $   444         $   144         $   293         $   725
                                                                 =======         =======         =======         =======
Total non-accrual loans to total loans                              0.14%           0.15%           0.18%           0.29%
Total non-performing assets to total assets                         0.17            0.19            0.24            0.56
Allowance for loan losses to total loans                            0.93            1.00            1.08            1.23
Allowance for loan losses to total
non-accrual loans                                                 641.17          675.26          599.78          425.03
Allowance for loan and foreclosure losses
to total non-performing assets                                    469.66          439.63          379.97          181.15




Non-accrual loans increased $150,000 during the six months ended September 30, 2000. At September 30, 2000, there were no non-accrual loans with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale decreased $600,000 for the six months ended September 30, 2000. At September 30, 2000, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

Foreclosed properties and repossessed assets increased $40,000 during the six months ended September 30, 2000. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at September 30, 2000.

Performing troubled debt restructurings increased $300,000 during the six months ended September 30, 2000 due to the addition of an unimproved land mortgage loan.

At September 30, 2000, assets that the Corporation has classified as substandard, net of reserves, consisted of $5.6 million of loans and foreclosed properties. As of March 31, 2000, the substandard assets amounted to $10.7 million. The decrease of $5.1 million in substandard assets was due largely to a decrease of $4.4 million in substandard mortgage loans and a decrease of $900,000 in substandard investments. The decrease in substandard mortgage loans was substantially due to a $4.0 million commercial mortgage loan that paid off during the six-month period ended September 30, 2000. The decrease in substandard investments was due to the sale of two units of a condominium project in Bloomington, Minnesota which were held for development and sale.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                               AT SEPTEMBER 30,                          AT MARCH 31,
                                                   -----------------------------------------------------
                                    2000                2000                 1999                  1998
                                   ------          -----------------------------------------------------
                                                          (In Thousands)
30 to 59 days                      $6,845               $3,224               $5,535               $7,525
60 to 89 days                         526                  903                  693                1,397
                                   ------               ------               ------               ------
Total                              $7,371               $4,127               $6,228               $8,922
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

A summary of the activity in the allowance for losses on loans follows:


                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                     ----------------------------            ----------------------------
                                                       2000                1999               2000                 1999
                                                     ----------------------------            ----------------------------
                                                                           (Dollars In Thousands)
Allowance at beginning of period                     $ 24,404            $ 24,900            $ 24,404            $ 24,324
Charge-offs:
 Mortgage                                                (502)                 (1)               (513)                 (4)
 Consumer                                                (157)               (189)               (366)               (582)
 Commercial business                                       --                (171)                 (1)               (172)
                                                     --------            --------            --------            --------
  Total charge-offs                                      (659)               (361)               (880)               (758)
Recoveries:
 Mortgage                                                 208                  20                 217                  33
 Consumer                                                  14                  20                  39                 116
 Commercial business                                       13                   3                  15                  11
                                                     --------            --------            --------            --------
  Total recoveries                                        235                  43                 271                 160
                                                     --------            --------            --------            --------
  Net charge-offs                                        (424)               (318)               (609)               (598)
Provision                                                 160                 150                 345               1,006
                                                     --------            --------            --------            --------
 Allowance at end of period                          $ 24,140            $ 24,732            $ 24,140            $ 24,732
                                                     ========            ========            ========            ========

Net charge-offs to average loans                        (0.07)%             (0.06)%             (0.05)%             (0.05)%
                                                     ========            ========            ========            ========



Although management believes that the September 30, 2000 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 2000, the Corporation had outstanding commitments to originate loans of $59.1 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $144.7 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.1 million. The Corporation had firm commitments outstanding to deliver loans through the FHLB Mortgage Partnership Finance Program of $5.6 million at September 30, 2000. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2000 amounted to $948.1 million and scheduled maturities of FHLB advances during the same period totaled $447.9 million. At September 30, 2000, the Corporation also had $100.9 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following September 30, 2000. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended September 30, 2000, the Bank's average liquidity ratio was 11.6%.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. The OTS requirement for the core capital ratio for the Bank is currently 3.00%. The requirement is 4.00% for all but the most highly-rated financial institutions.

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 2000 and March 31, 2000 (dollars in thousands):


                                                                                                   MINIMUM REQUIRED
                                                                       MINIMUM REQUIRED               TO BE WELL
                                                                          FOR CAPITAL              CAPITALIZED UNDER
                                                  ACTUAL                ADEQUACY PURPOSES           OTS REQUIREMENTS
                                        -----------------------------------------------------------------------------
                                         AMOUNT            RATIO      AMOUNT            RATIO      AMOUNT       RATIO
                                        -----------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2000:

Tier 1 capital

 (to adjusted tangible assets)          $187,190            6.15%     $ 91,262           3.00%     $152,103       5.00%

Risk-based capital

 (to risk-based assets)                  211,072           10.06       167,829           8.00       209,786      10.00

Tangible capital

 (to tangible assets)                    187,190            6.15        45,631           1.50           N/A        N/A

AS OF MARCH 31, 2000:

Tier 1 capital

 (to adjusted tangible assets)           188,606            6.56        86,201           3.00       143,669       5.00

Risk-based capital

 (to risk-based assets)                  212,066           11.07       153,196           8.00       191,495      10.00

Tangible capital

 (to tangible assets)                    188,606            6.56        43,101           1.50           N/A        N/A

The following table reconciles stockholder equity to regulatory capital at September 30, 2000 and March 31, 2000 (dollars in thousands):


                                                                    SEPTEMBER 30,             MARCH 31,
                                                                   ----------------------------------------
                                                                        2000                     2000
                                                                   ----------------------------------------
Stockholders' equity of the Corporation                              $ 210,006               $ 217,215

Less: Capitalization of the Corporation and Non-Bank

 subsidiaries                                                          (22,345)                (28,944)
                                                                     ---------               ---------
Stockholders' equity of the Bank                                       187,661                 188,271

Less: Intangible assets and other non-includable assets                   (471)                    335
                                                                     ---------               ---------
Tier 1 and tangible capital                                            187,190                 188,606

Plus: Allowable general valuation allowances                            23,882                  23,460
                                                                     ---------               ---------
Risk based capital                                                   $ 211,072               $ 212,066
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

The Corporation's strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements on the net interest margin. As part of this strategy, the Corporation sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, and invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, medium-term mortgage-related securities and consumer loans, which generally have shorter terms to maturity and higher interest rates than single-family mortgage loans.

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at September 30, 2000 has not changed materially since March 31, 2000.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and six months ended September 30, 2000 and 1999, respectively.

                                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                        --------------------------------------------------
                                                                                                              CONSOLIDATED
                                                                        REAL ESTATE          COMMUNITY         FINANCIAL
                                                                        INVESTMENTS           BANKING          STATEMENTS
                                                                        -----------        -----------        ------------
Interest income                                                         $       164        $    56,970        $     57,134
Interest expense                                                                 35             37,127              37,162
                                                                        -----------        -----------        ------------
 Net interest income                                                            129             19,843              19,972
Provision for possible loan losses                                                0                160                 160
                                                                        -----------        -----------        ------------
 Net interest income after possible provision for loan losses                   129             19,683              19,812
Other income                                                                    267              4,236               4,503
Other expense                                                                 1,075             12,837              13,912
                                                                        -----------        -----------        ------------
 Net operating income (loss)                                                   (679)            11,082              10,403
Gain on sale of real estate partnership investments                               0                  0                   0
                                                                        -----------        -----------        ------------
 Income (loss) before income taxes                                             (679)            11,082              10,403
Income taxes                                                                   (455)             4,277               3,822
                                                                        -----------        -----------        ------------
 Net income (loss)                                                      $      (224)       $     6,805        $      6,581
                                                                        ===========        ===========        ============
Average assets                                                          $    48,619        $ 2,981,707        $  3,030,326


                                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                        --------------------------------------------------
                                                                                                              CONSOLIDATED
                                                                        REAL ESTATE          COMMUNITY         FINANCIAL
                                                                        INVESTMENTS           BANKING          STATEMENTS
                                                                        -----------        -----------        ------------
Interest income                                                         $       537        $    50,024        $     50,561
Interest expense                                                                  0             29,023              29,023
                                                                        -----------        -----------        ------------
 Net interest income                                                            537             21,001              21,538
Provision for possible loan losses                                                0                150                 150
                                                                        -----------        -----------        ------------
 Net interest income after provision for possible loan losses                   537             20,851              21,388
Other income (loss)                                                            (179)             2,666               2,487
Other expense                                                                    30             12,047              12,077
                                                                        -----------        -----------        ------------
 Net operating income                                                           328             11,470              11,798
Gain on sale of real estate partnership investments                               0                  0                   0
                                                                        -----------        -----------        ------------
 Income before income taxes                                                     328             11,470              11,798
Income taxes                                                                    149              4,527               4,676
                                                                        -----------        -----------        ------------
 Net income                                                             $       179        $     6,943        $      7,122
                                                                        ===========        ===========        ============
Average assets                                                          $   32,143         $ 2,743,543        $  2,775,686



                                                                                 SIX MONTHS ENDED SEPTEMBER 30, 2000
                                                                        --------------------------------------------------
                                                                                                              CONSOLIDATED
                                                                        REAL ESTATE          COMMUNITY         FINANCIAL
                                                                        INVESTMENTS           BANKING          STATEMENTS
                                                                        -----------        -----------        ------------
Interest income                                                         $       500        $   111,344        $    111,844
Interest expense                                                                 73             70,928              71,001
                                                                        -----------        -----------        ------------
 Net interest income                                                            427             40,416              40,843
Provision for possible loan losses                                                0                345                 345
                                                                        -----------        -----------        ------------
 Net interest income after provision for possible loan losses                   427             40,071              40,498
Other income                                                                    882              7,549               8,431
Other expense                                                                 1,923             25,532              27,455
                                                                        -----------        -----------        ------------
 Net operating income (loss)                                                   (614)            22,088              21,474
Gain on sale of real estate partnership investments                               0                  0                   0
                                                                        -----------        -----------        ------------
 Income (loss) before income taxes                                             (614)            22,088              21,474
Income taxes                                                                   (699)             8,607               7,908
                                                                        -----------        -----------        ------------
 Net income                                                             $        85        $    13,481        $     13,566
                                                                        ===========        ===========        ============
Average assets                                                          $    45,276        $ 2,937,580        $  2,982,856
                                                                        ===========        ===========        ============




                                                                                 SIX MONTHS ENDED SEPTEMBER 30, 1999
                                                                        --------------------------------------------------
                                                                                                              CONSOLIDATED
                                                                        REAL ESTATE          COMMUNITY         FINANCIAL
                                                                        INVESTMENTS           BANKING          STATEMENTS
                                                                        -----------        -----------        ------------

Interest income                                                          $    1,060        $    98,477        $     99,537
Interest expense                                                                  0             56,809              56,809
                                                                        -----------        -----------        ------------
 Net interest income                                                          1,060             41,668              42,728
Provision for possible loan losses                                                0              1,006               1,006
                                                                        -----------        -----------        ------------
 Net interest income after provision for possible loan losses                 1,060             40,662              41,722
Other income (loss)                                                            (642)             6,202               5,560
Other expense                                                                   (34)            34,798              34,764
                                                                        -----------        -----------        ------------
 Net operating income                                                           452             12,066              12,518
Gain on sale of real estate partnership investments                               0                  0                   0
                                                                        -----------        -----------        ------------
 Income before income taxes                                                      452             12,066              12,518
Income taxes                                                                    439              6,560               6,999
                                                                        -----------        -----------        ------------
 Net income                                                              $       13        $     5,506         $     5,519
                                                                        ===========        ===========        ============
Average assets                                                           $   31,120        $ 2,681,161         $ 2,712,281


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



                                          ANCHOR BANCORP WISCONSIN INC.



Date:     October 31, 2000         By:  /s/ Douglas J. Timmerman
         -----------------            ------------------------------------------
                                        Douglas J. Timmerman, Chairman of the
                                        Board, President and Chief Executive
                                        Officer




Date:     October 31, 2000         By:  /s/ Michael W. Helser
         -----------------            ------------------------------------------
                                        Michael W. Helser, Treasurer and
                                        Chief Financial Officer