Form 10-Q
period 2000-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2001-02-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                           --------------  --------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





              Wisconsin                                  39-1726871
            -------------                                ----------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                53703
       ----------------------                           -----------
(Address of principal executive office)                  (Zip Code)




                                 (608) 252-8700
                    -----------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                    -----------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

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

                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of January 31, 2001: 22,923,983

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of December 31, 2000
                              and March 31, 2000                                                              2

                              Consolidated Statements of Income for the Three and Nine
                              Months Ended December 31, 2000 and 1999                                         3

                              Consolidated Statements of Cash Flows for the Nine Months
                              Ended December 31, 2000 and 1999                                                4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2         Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                          10

                              Financial Condition                                                            15

                              Asset Quality                                                                  16

                              Liquidity & Capital Resources                                                  18

                              Asset/Liability Management                                                     20

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             21


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      21
         Item 2       Changes in Securities                                                                  21
         Item 3       Defaults upon Senior Securities                                                        21
         Item 4       Submission of Matters to Vote of Security Holders                                      21
         Item 5       Other Information                                                                      21
         Item 6       Exhibits and Reports on Form 8-K                                                       21

SIGNATURES                                                                                                   22

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        DECEMBER 31,                MARCH 31,
                                                                                            2000                       2000
                                                                                        ---------------------------------------
                                                                                                    (In Thousands)
ASSETS
Cash                                                                                    $     49,832              $     46,560
Interest-bearing deposits                                                                     64,367                    37,148
                                                                                        ------------              ------------
  Cash and cash equivalents                                                                  114,199                    83,708
Investment securities available for sale                                                      20,491                    34,936
Investment securities held to maturity (fair value of $49,263  and
  $49,971, respectively)                                                                      49,580                    51,270
Mortgage-related securities available for sale                                               183,610                    57,276
Mortgage-related securities held to maturity (fair value of $210,899
  and $234,505, respectively)                                                                212,297                   243,243
Loans receivable, net:
  Held for sale                                                                                8,126                     1,764
  Held for investment                                                                      2,384,497                 2,302,721
Foreclosed properties and repossessed assets, net                                                292                       272
Real estate held for development and sale                                                     48,876                    34,063
Office properties and equipment                                                               25,666                    25,712
Federal Home Loan Bank stock--at cost                                                         37,236                    34,597
Accrued interest on investments and loans                                                     22,035                    19,364
Prepaid expenses and other assets                                                             30,764                    22,226
                                                                                        ------------              ------------
     Total assets                                                                       $  3,137,669              $  2,911,152
                                                                                        ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                $  2,067,805              $  1,897,369
Federal Home Loan Bank and other borrowings                                                  734,987                   664,446
Reverse repurchase agreements                                                                 46,035                    92,413
Advance payments by borrowers for taxes and insurance                                            637                     8,213
Other liabilities                                                                             74,832                    31,496
                                                                                        ------------              ------------
     Total liabilities                                                                     2,924,296                 2,693,937
                                                                                        ============              ============
Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                      -                         -
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 22,914,504 and 24,088,147 shares outstanding,
 respectively                                                                                  2,536                     2,536
Additional paid-in capital                                                                    56,548                    56,496
Retained earnings                                                                            192,612                   179,211
Less:   Treasury stock (2,448,835 shares and 1,275,192 shares,
               respectively), at cost                                                        (36,969)                  (18,438)
        Common stock purchased by benefit plans                                                 (709)                     (923)
        Accumulated other comprehensive loss                                                    (645)                   (1,667)
                                                                                        ------------              ------------
     Total stockholders' equity                                                              213,373                   217,215
                                                                                        ------------              ------------
     Total liabilities and stockholders' equity                                         $  3,137,669              $  2,911,152
                                                                                        ============              ============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      DECEMBER 31,                 DECEMBER 31,
                                                               ------------------------   ------------------------------
                                                                  2000          1999           2000              1999
                                                               ------------------------   ------------------------------
                                                                             (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                           $ 51,416     $ 45,154         $148,621         $ 131,266
Mortgage-related securities                                        4,405        3,839           13,722            11,858
Investment securities                                              2,363        2,399            6,490             6,417
Interest-bearing deposits                                            756          392            1,451               889
                                                                 -------      -------          -------           -------
  Total interest income                                           58,940       51,784          170,284           150,430

Interest expense:
Deposits                                                          26,319       20,392           71,625            60,422
Notes payable and other borrowings                                12,660       10,130           38,004            26,602
Other                                                                185          205              463               513
                                                                 -------      -------          -------           -------
  Total interest expense                                          39,164       30,727          110,092            87,537
                                                                 -------      -------          -------           -------
  Net interest income                                             19,776       21,057           60,192            62,893
Provision for loan losses                                            150          150              495             1,156
                                                                 -------      -------          -------           -------
  Net interest income after provision for loan losses             19,626       20,907           59,697            61,737

NON-INTEREST INCOME:
Loan servicing income                                                673          556            1,910             1,743
Service charges on deposit accounts                                1,512        1,269            4,350             3,845
Insurance commissions                                                436          400            1,444               899
Gain on sale of loans                                                609          433            2,177             1,828
Net gain (loss) on sale of investments and securities                 33          (13)             115                (8)
Net income (loss) from operations of real estate investment         (761)         (42)          (1,375)              410
Other                                                                576          525            1,392             1,511
                                                                 -------      -------          -------           -------
  Total non-interest income                                        3,078        3,128           10,013            10,228

NON-INTEREST EXPENSE:
Compensation                                                       7,210        6,737           21,325            20,139
Occupancy                                                          1,112        1,166            3,199             3,187
Federal insurance premiums                                            97          275              289               807
Furniture and equipment                                              942          995            2,898             2,796
Data processing                                                      923          873            2,783             2,692
Marketing                                                            431          626            1,649             1,911
Merger-related                                                         -            -                -             8,500
Goodwill                                                               -            -                -             1,761
Other                                                              2,177        2,388            6,281             6,679
                                                                 -------      -------          -------           -------
  Total non-interest expense                                      12,892       13,060           38,424            48,472
                                                                 -------      -------          -------           -------
  Income before income taxes                                       9,812       10,975           31,286            23,493

Income taxes                                                       3,345        4,183           11,253            11,182
                                                                 -------      -------          -------           -------
  Net income                                                    $  6,467     $  6,792         $ 20,033         $  12,311
                                                                 =======      =======          =======           =======

EARNINGS PER SHARE:
  Basic                                                         $   0.29       $ 0.28         $   0.88         $    0.50
  Diluted                                                           0.28         0.27             0.86              0.48
Dividends declared per share                                        0.08         0.07             0.22              0.18


See accompanying Notes to Unaudited Consolidated Financial Statements.

                      Consolidated Statements of Cash Flows

                                                                          Nine Months Ended December 31,
                                                                     -----------------------------------------
                                                                           2000                   1999
                                                                     -----------------------------------------
                                                                                 (In Thousands)
Operating Activities
 Net income                                                                    $ 20,033             $ 12,311
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for losses on loans and real estate                                      495                1,156
 Provision for depreciation and amortization                                      1,609                2,722
 Net gain on sales of loans                                                      (2,177)              (1,828)
 Increase in accrued interest receivable                                         (2,671)              (1,362)
 Increase in accrued interest payable                                             2,989                1,226
 Increase in accounts payable                                                    42,252                  735
 Other                                                                           (7,602)              13,562
                                                                                --------             --------
 Net cash provided by operating activities before proceeds
  from loan sales                                                                54,928               28,522
 Net proceeds from origination and sale of loans held for sale                  120,998              (27,517)
                                                                                --------             --------
  Net cash provided by operating activities                                     175,926                1,005

Investing Activities
 Proceeds from sales of investment securities available for sale                 26,230               38,429
 Proceeds from maturities of investment securities                               52,499               60,696
 Purchase of investment securities available for sale                           (65,323)             (80,188)
 Purchase of investment securities held to maturity                                   -              (11,000)
 Proceeds from sale of mortgage-related securities available for sale             4,071                   (2)
 Purchase of mortgage-related securities held to maturity                             -               (8,851)
 Purchase of mortgage-related securities available for sale                    (133,378)             (14,999)
 Principal collected on mortgage-related securities                              35,236               45,400
 Loans originated for investment                                               (439,938)            (637,861)
 Principal repayments on loans                                                  228,932              454,145
 Net office properties and equipment                                                (46)              (1,006)
 Sales of real estate                                                               312                5,009
 Purchase of real estate held for development and sale                          (15,863)              (5,957)
                                                                                --------             --------
  Net cash used by investing activities                                        (307,268)            (156,185)

                                                                          Nine Months Ended December 31,
                                                                      -------------------------------------
                                                                            2000                 1999
                                                                      -------------------------------------
                                                                               (In Thousands)
Financing Activities
 Increase in deposit accounts                                            $  170,436          $     9,205
 Decrease in advance payments by borrowers
   for taxes and insurance                                                   (7,576)              (9,269)
 Proceeds from notes payable to Federal Home Loan Bank                      767,800            1,058,550
 Repayment of notes payable to Federal Home Loan Bank                      (721,800)            (893,300)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                             (46,378)               5,152
 Increase (decrease) in other loans payable                                  24,540               (4,400)
 Treasury stock purchased                                                   (22,046)              (9,233)
 Reissuance of treasury stock for options                                       831                4,419
 Purchase of stock by retirement plans                                        1,174                  541
 Payments of cash dividends to stockholders                                  (5,148)              (4,194)
                                                                         -----------          -----------
   Net cash provided by financing activities                                161,833              157,471
                                                                         -----------          -----------
   Net increase in cash and cash equivalents                                 30,491                2,291
 Cash and cash equivalents at beginning of year                              83,708               63,976
                                                                         -----------          -----------
   Cash and cash equivalents at end of year                              $  114,199           $   66,267
                                                                         ===========          ===========

Supplementary cash flow information:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                    $  113,081             $ 63,743
  Income taxes                                                               10,917                8,695
Non-cash transactions:
 Retirement of treasury stock                                                     -               28,563
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                               128,456                    -


 See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank fsb (the "Bank"), Investment Directions, Inc. ("IDI") Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC"), and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for by the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


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


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine-month period ended December 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2000.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended December 31, 2000 and 1999, total comprehensive income amounted to $6.9 million and $6.2 million, respectively. For the nine months ended December 31, 2000 and 1999, comprehensive income was $21.1 million and $10.6 million, respectively.

NEW ACCOUNTING STANDARDS In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 to effectively defer the implementation date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133 was issued in June 1998 and establishes, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. This new standard requires that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss due to changes in fair value could either be reported in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. With the issuance of SFAS No. 137, SFAS No. 133 is now effective April 1, 2001. The adoption of this new statement is currently not expected to have a material effect on the Corporation's future financial condition, results of operations, or liquidity.

SEGMENT REPORTING Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements if such segments meet quantitative thresholds for reporting segment information. The Corporation's only operating segment that meets materiality thresholds is the community banking operation. As such, separate segment disclosures are not required.

Certain 1999 accounts have been reclassified to conform to the 2000 presentations.

NOTE 3 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2000, options for 56,962 shares of common stock were exercised at a weighted-average price of $5.85 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(590,000). During the quarter ended December 31, 2000, the Corporation repurchased 155,500 shares of common stock. During the quarter, 15,368 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $15.56 per share or $232,000 in the aggregate and the excess of the market price over cost of the treasury shares $(8,000) was charged to retained earnings. On November 15, 2000, the Corporation paid a cash dividend of $0.075 per share amounting to $1.7 million.


NOTE 4 - EARNINGS PER SHARE

Earnings per share for the three and nine months ended December 31, 2000 and 1999 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are computed using the treasury stock method.

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                           2000                           1999
                                                     ------------------------------------------------
Numerator:
      Net income                                          $ 6,466,721                    $ 6,792,371
                                                      -----------------               ----------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                      $ 6,466,721                    $ 6,792,371

Denominator:
     Denominator for basic earnings per
        share--weighted-average shares                     22,410,597                     24,432,845
      Effect of dilutive securities:
        Employee stock options                                511,528                        730,290
      Denominator for diluted earnings per
        share--adjusted weighted-average              -----------------               ----------------
        shares and assumed conversions                     22,922,125                     25,163,135
                                                      -----------------               ----------------
Basic earnings per share                                  $      0.29                    $      0.28
                                                      -----------------               ----------------
Diluted earnings per share                                $      0.28                    $      0.27
                                                      -----------------               ----------------

                                                             Nine Months Ended December 31,
                                                     ------------------------------------------------
                                                           2000                           1999
                                                     ------------------------------------------------
Numerator:
      Net income                                        $  20,033,032                  $  12,310,970
                                                     -----------------               ----------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                    $  20,033,032                  $  12,310,970

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                     22,781,036                     24,549,435
      Effect of dilutive securities:
        Employee stock options                                576,526                        859,720
      Denominator for diluted earnings per
        share--adjusted weighted-average             -----------------               ----------------
        shares and assumed conversions                     23,357,562                     25,409,155
                                                     -----------------               ----------------
Basic earnings per share                                $        0.88                  $        0.50
                                                     -----------------               ----------------
Diluted earnings per share                              $        0.86                  $        0.48
                                                     -----------------               ----------------

NOTE 5 - SUBSEQUENT EVENTS

On January 19, 2001, the Corporation declared a $0.075 per share cash dividend on its common stock to be paid on February 15, 2001 to stockholders of record on February 1, 2001.

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

RESULTS OF OPERATIONS

General. Net income for the three and nine months ended December 31, 2000 decreased $330,000 to $6.5 million and increased $7.7 million to $20.0 million, respectively, from the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to the increase in interest expense of $8.4 million. In addition, non-interest income for the three months ended December 31, 2000 decreased $50,000. These decreases were offset by an increase in interest income of $7.2 million, a decrease in non-interest expense of $170,000 and a decrease in income tax expense of $840,000 for the three-month period. The increase in net income for the nine-month period compared to the same period last year was largely due to the decrease in non-interest expense of $10.0 million, primarily due to prior year merger-related expenses of $8.5 million in connection with the acquisition of FCB Financial Corp. (FCBF) and the write off of goodwill of $1.8 million from a previous acquisition that had become impaired. An increase in interest income of $19.9 million, and a decrease in provision for loan losses of $660,000 also contributed to the increase in net income for the nine-month period. The decrease in loss provision was due to an adjustment made in the prior nine-month period due to the merger with FCBF. These income increases, for the nine months ended December 31, 2000, were offset by an increase in interest expense of $22.6 million, a decrease in non-interest income of $220,000, and an increase in income taxes of $70,000.

Net Interest Income. Net interest income decreased $1.3 million and $2.7 million for the three and nine months ended December 31, 2000 compared to the same periods in 1999. The net interest margin decreased to 2.68% from 3.05% for the respective three-month periods and decreased to 2.80% from 3.14% for the respective nine-month periods. The interest rate spread decreased to 2.48% from 2.73% and decreased to 2.61% from 2.86%, respectively, for the same periods.

Interest income on loans increased $6.3 million and $17.4 million for the three and nine months ended December 31, 2000 as compared to the same periods in the prior year. These increases were the result of an increase of $161.9 million and $173.5 million, respectively, in the average balance of loans for the periods due to increased loan originations. Interest income on mortgage-related securities increased $570,000 and $1.9 million for the same periods due primarily to the increase of $33.6 million and $38.1 million, respectively, in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $40,000 and increased $70,000 for the three- and nine-month periods ended December 31, 2000 as compared to the same periods in the prior year. Although the average balances of the investment securities and FHLB stock decreased $19.6 million and $17.4 million, respectively, for the three-and nine-month periods, these decreases were offset by an increase in the average yield from 5.37% to 5.93% for the three-month period, and from 5.31% to 5.85% for the nine-month period for investment securities. The average yield for FHLB stock increased from 7.49% to 8.05% and from 6.50% to 7.66% for the respective three and nine months ended December 31, 2000 as compared to the same periods in the prior year. Interest income on interest-bearing deposits increased $360,000 and $560,000, respectively, for the three and nine months ended December 31, 2000, due to the increase of $17.5 million and $6.3 million in the average balance of interest-bearing deposits.

Interest expense on deposits increased $5.9 million and $11.2 million, respectively, for the three and nine months ended December 31, 2000 as compared to the same periods in 1999. These increases were due primarily to the increases in the average balance of deposits of $196.4 million and $115.2 million, respectively, for the three- and nine-month periods, as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings increased $2.5 million and $11.4 million, respectively, during the same periods due to an increase of $75.5 million and $146.9 million, respectively, in the average balance of notes payable and other borrowings. Other interest expense decreased $20,000 and $50,000, respectively, for the three and nine months ended December 31, 2000.

Provision for Loan Losses. Provision for loan losses remained constant for the three-month period and decreased $660,000 to $500,000 for the nine-month period ended December 31, 2000 compared to the same periods for the prior year. The nine-month period decrease included a $650,000 conforming adjustment in fiscal 2000 to bring FCBF's allowance in conformity with the Corporation's allowance policy. Exclusive of this one-time conforming provision, provision for loan losses for the nine-month period would have decreased $10,000 to $500,000. The provision was based on management's ongoing evaluation of asset quality.

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

                                                                  Three Months Ended December 31,
                                            ----------------------------------------------------------------------------
                                                            2000                                   1999
                                            ------------------------------------   -------------------------------------
                                                                       Average                                 Average
                                               Average                  Yield/         Average                  Yield/
                                               Balance      Interest     Cost (1)      Balance     Interest     Cost (1)
                                            ----------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                           $1,933,406   $   38,899      8.05%      $1,840,236   $   34,689      7.54%
Consumer loans (2)                              473,215       10,617      8.97          424,673        9,167      8.63
Commercial business loans(2)                     77,754        1,900      9.77           57,599        1,298      9.01
                                             ----------   ----------                 ----------   ----------
  Total loans receivable (2)                  2,484,375       51,416      8.28        2,322,508       45,154      7.78
Mortgage-related securities                     275,586        4,405      6.39          242,013        3,839      6.35
Investment securities (3)                       108,911        1,614      5.93          132,856        1,784      5.37
Interest-bearing deposits                        48,017          756      6.30           30,501          392      5.14
Federal Home Loan Bank stock                     37,199          749      8.05           32,846          615      7.49
                                             ----------   ----------                 ----------   ----------
  Total interest-earning assets               2,954,088       58,940      7.98        2,760,724       51,784      7.50
Non-interest-earning assets                     159,793                   ----           87,313                   ----
                                             ----------                              ----------
  Total assets                               $3,113,881                              $2,848,037
                                             ==========                              ==========

INTEREST-BEARING LIABILITIES
Demand deposits                              $  569,510        4,770      3.35       $  608,729        3,973      2.61
Regular passbook savings                        133,560          569      1.70           82,274          552      2.68
Certificates of deposit                       1,342,278       20,980      6.25        1,157,992       15,867      5.48
                                             ----------   ----------                 ----------   ----------
  Total deposits                              2,045,348       26,319      5.15        1,848,995       20,392      4.41
Notes payable and other borrowings              781,949       12,660      6.48          706,447       10,130      5.74
Other                                            21,227          185      3.49           21,628          205      3.79
                                             ----------   ----------                 ----------   ----------
  Total interest-bearing liabilities          2,848,524       39,164      5.50        2,577,070       30,727      4.77
                                                          ----------      ----                    ----------      ----
Non-interest-bearing liabilities                 52,565                                  45,196
                                             ----------                              ----------
  Total liabilities                           2,901,089                               2,622,266
Stockholders' equity                            212,792                                 225,771
                                             ----------                              ----------
  Total liabilities and stockholders' equity $3,113,881                              $2,848,037
                                             ==========                              ==========
  Net interest income/interest rate spread                $   19,776     2.48%                     $  21,057      2.73%
                                                          ----------     -----                    ----------      -----
  Net interest-earning assets                $  105,564                             $   183,654
                                             ----------                              ----------
  Net interest margin                                                    2.68%                                    3.05%
                                                                         -----                                    -----
  Ratio of average interest-earning assets
   to average interest-bearing liabilities         1.04                                    1.07
                                                   ----                                    ----

--------------------------------------------

(1)  Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.
(3) The interest on available for sale securities is calculated based on amortized historic cost.

                                                                   Nine Months Ended December 31,
                                            ----------------------------------------------------------------------------
                                                            2000                                   1999
                                            ------------------------------------   -------------------------------------
                                                                       Average                                 Average
                                               Average                  Yield/         Average                  Yield/
                                               Balance      Interest     Cost (1)      Balance     Interest     Cost (1)
                                            ----------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $1,886,010   $  112,522       7.95%     $1,764,699   $  100,187      7.57%
Consumer loans (2)                               461,473       30,792       8.90         412,323       26,649      8.62
Commercial business loans(2)                      70,767        5,307      10.00          67,682        4,430      8.73
                                              ----------   ----------                 ----------   ----------
  Total loans receivable (2)                   2,418,250      148,621       8.19       2,244,704      131,266      7.80
Mortgage-related securities                      285,048       13,722       6.42         246,939       11,858      6.40
Investment securities (3)                        100,638        4,418       5.85         122,819        4,891      5.31
Interest-bearing deposits                         30,751        1,451       6.29          24,497          889      4.84
Federal Home Loan Bank stock                      36,078        2,072       7.66          31,322        1,526      6.50
                                              ----------   ----------                 ----------   ----------
  Total interest-earning assets                2,870,765      170,284       7.91       2,670,281      150,430      7.51
Non-interest-earning assets                      155,923                    ----          95,878                   ----
                                              ----------                              ----------
  Total assets                                $3,026,688                              $2,766,159
                                              ==========                              ==========
INTEREST-BEARING LIABILITIES
Demand deposits                               $  571,151       14,235       3.32      $  558,869       11,185      2.67
Regular passbook savings                         137,441        1,708       1.66         188,604        3,869      2.74
Certificates of deposit                        1,238,712       55,682       5.99       1,084,621       45,368      5.58
                                              ----------   ----------                 ----------   ----------
  Total deposits                               1,947,304       71,625       4.90       1,832,094       60,422      4.40
Notes payable and other borrowings               806,265       38,004       6.28         659,414       26,602      5.38
Other                                             17,877          463       3.45          18,307          513      3.74
                                              ----------   ----------                 ----------   ----------
  Total interest-bearing liabilities           2,771,446      110,092       5.30       2,509,815       87,537      4.65
                                                           ----------       ----                   ----------      ----
Non-interest-bearing liabilities                  42,881                                  32,514
                                              ----------                              ----------
  Total liabilities                            2,814,327                               2,542,329
Stockholders' equity                             212,361                                 223,830
                                              ----------                              ----------
  Total liabilities and stockholders' equity  $3,026,688                              $2,766,159
                                              ==========                              ==========
  Net interest income/interest rate spread                 $   60,192       2.61%                  $   62,893      2.86%
                                                           ----------       ----                   ----------      ----
  Net interest-earning assets                 $   99,319                              $  160,466
                                              ----------                              ----------
  Net interest margin                                                       2.80%                                  3.14%
                                                                            ----                                   ----
  Ratio of average interest-earning assets
   to average interest-bearing liabilities          1.04                                    1.06
                                                    ----                                    ----

--------------------------------------------
(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

(3) The interest on available for sale securities is calculated based on amortized historic cost.

Non-Interest Income. Non-interest income decreased $50,000 to $3.1 million and $220,000 to $10.0 million, respectively, for the three and nine months ended December 31, 2000 as compared to the same periods in the prior year primarily due to a decrease in net income from operations of real estate investments of $720,000 and $1.8 million. These decreases were largely due to decreased resort and golf net income at the partnerships and losses on the sale of three condominium units in a development in Bloomington, Minnesota. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $50,000 and decreased $120,000 for the three- and nine-month periods. Accompanying these changes were increases in several items. Service charges on deposit accounts increased $240,000 and $510,000 for the three- and nine-month periods due to a growth in deposits and increased fees. Insurance commissions increased $40,000 and $550,000 for the three and nine months ended December 31, 2000 as compared to the same periods in the prior year due to increased sales. The gain on sale of loans increased $180,000 and $350,000 for the three- and nine-month periods due to increased gain on student loan sales. In addition, loan servicing income increased $120,000 and $170,000 for the three and nine months ended December 31, 2000 as compared to the same periods in the prior year largely due to an increase in the volume of serviced loans. Net gain on sale of investments and securities increased $50,000 and $120,000 for the three- and nine- month periods ended December 31, 2000.

Non-Interest Expense. Non-interest expense decreased $170,000 to $12.9 million and decreased $10.0 million to $38.4 million, respectively, during the three and nine months ended December 31, 2000 as compared to the same periods in 1999 as a result of several factors. The decrease in non-interest expense for the three-month period ended December 31, 2000 as compared to the same period in the prior year was due in part to a decrease in other expense of $210,000. Marketing expense decreased $200,000 for the three months ended December 31, 2000. Federal insurance premiums decreased $180,000 for the three-month period due to a reduction in the assessment. Occupancy expense decreased $50,000 due to decreased real estate taxes and assessment expense for the three months ended December 31, 2000. Furniture and equipment expense decreased $50,000 for the three-month period ended December 31, 2000 as compared to the same period in 1999. These decreases were partially offset by an increase in compensation expense of $470,000 for the three months ended December 31, 2000 due primarily to an increase in incentive compensation resulting from increased loan production. In addition, data processing expense increased $50,000 as compared to the same period in the prior year.

 The decrease in non-interest expense for the nine-month period ended December 31, 2000 was attributable to merger-related expense of $8.5 million in the first quarter of fiscal 2000 due to the merger with FCBF and increased goodwill expense of $1.8 million also in the first quarter of fiscal 2000. Unamortized goodwill from a previous merger became impaired and was written off in the first quarter of fiscal 2000. Exclusive of the one-time charges for the merger and goodwill, non-interest expense increased $210,000 for the nine-month period ended December 31, 2000 as compared to the same period in the prior year. This increase was primarily due to an increase in compensation expense of $1.2 million largely due to an increase in incentive compensation resulting from increased loan production. Furniture and equipment expense increased $100,000 for the nine-month period ended December 31, 2000. Additionally, data processing expense increased $90,000, and occupancy expense increased $10,000 for the same nine-month period as compared to the same period in the prior year. Partially offsetting these increases was a decrease of $520,000 in federal insurance premiums due to a reduction in the assessment, and a decrease of $400,000 in other non-interest expense largely due to decreased postage expense for the nine months ended December 2000. In addition, marketing expense decreased $260,000 as compared to the prior nine-month period.

Income Taxes. Income tax expense decreased $840,000 and increased $70,000 during the three and nine months ended December 31, 2000 as compared to the same periods in 1999. The effective tax rate was 34.1% and 36.0%, respectively, for the current year as compared to 38.1% and 47.6% for the three- and nine-month periods last year. The unusual effective tax rate for the nine-month period for 1999 was a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes.

FINANCIAL CONDITION


During the nine months ended December 31, 2000, the Corporation's assets increased by $226.5 million from $2.91 billion at March 31, 2000, to $3.14 billion. The majority of this increase was attributable to increases in mortgage-related securities and loans was partially offset by decreases in investment securities.

Investment securities (both available for sale and held to maturity) decreased $16.1 million during the nine months ended December 31, 2000 as a result of sales and maturities of $81.4 million of U.S. Government and agency securities which were offset by purchases of $65.3 million.

Mortgage-related securities (both available for sale and held to maturity) increased $95.4 million during the nine months ended December 31, 2000 as a result of purchases of $133.4 million. This increase was partially offset by principal repayments and market value adjustments of $33.9 million and sales of $4.1 million. Mortgage-related securities consisted of $363.0 million of mortgage-backed securities and $32.9 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at December 31, 2000.

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

Total loans (including loans held for sale) increased $88.1 million during the nine months ended December 31, 2000. Activity for the period included (i) originations and purchases of $861.6 million, (ii) sales of $414.2 million, and
(iii) principal repayments and other adjustments of $359.3 million.

Total liabilities increased $230.4 million during the nine months ended December 31, 2000. Deposits increased $170.4 million during the nine months ended December 31, 2000. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $118.5 million at December 31, 2000 and generally mature within one year. FHLB advances and other borrowings increased $70.5 million during the nine months ended December 31, 2000. Reverse repurchase agreements decreased $46.4 million during the nine months ended December 31, 2000. Advance payments by borrowers for taxes and insurance decreased $7.6 million during this same period. Other liabilities increased $43.3 million during the nine-month period ending December 31, 2000 due to the increased liability for escrow tax check disbursements.

Stockholders' equity decreased $3.8 million during the nine months ended December 31, 2000 as a net result of (i) comprehensive income of $21.1 million
(ii) stock options exercised of $2.3 million (with the excess of the cost of treasury shares over the option price ($1.4 million) charged to retained earnings), (iii) the tax benefit of $80,000 from the exercise of certain stock options, (iv) the purchase of stock by retirement plans of $1.2 million, and (v) benefit plan shares earned and related tax adjustments totaling $210,000. These increases were offset by (i) purchases of treasury stock of $22.0 million and
(ii) cash dividends of $5.1 million.

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

Non-performing assets increased $1.1 million to $6.7 million at December 31, 2000 from $5.6 million at March 31, 2000 and increased as a percentage of total assets to 0.21% from 0.19% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                       AT MARCH 31,
                                                 AT DECEMBER 31,       ---------------------------------------------
                                                      2000                   2000            1999             1998
                                                -----------------      ---------------------------------------------
                                                                       (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 2,907              $ 2,582          $ 2,931           $ 3,256
 Multi-family residential                               372                    3             --                 898
 Commercial real estate                                 633                  126              145               288
 Construction and land                                  257                 --               --                --
 Consumer                                               411                  571              571               765
 Commercial business                                    996                  332              359               769
                                                    -------              -------          -------           -------
  Total non-accrual loans                             5,576                3,614            4,006             5,976
Real estate held for development and sale               845                1,691            1,764             4,431
Foreclosed properties and repossessed assets, net       292                  272              630             3,794
                                                    -------              -------          -------           -------
  Total non-performing assets                       $ 6,713              $ 5,577          $ 6,400           $14,201
                                                    =======              =======          =======           =======

Performing troubled debt restructurings             $   300              $   144          $   293           $   725
                                                    -------              -------          -------           -------

Total non-accrual loans to total loans                 0.22%                0.15%            0.18%             0.29%
Total non-performing assets to total assets            0.21                 0.19             0.24              0.56
Allowance for loan losses to total loans               0.96                 1.00             1.08              1.23
Allowance for loan losses to total
 non-accrual loans                                   431.80               675.26           599.78            425.03
Allowance for loan and foreclosure losses
 to total non-performing assets                      359.30               439.63           379.97            181.15



Non-accrual loans increased $2.0 million during the nine months ended December 31, 2000. At December 31, 2000, there was one non-accrual single family mortgage loan with a carrying value of $1.0 million. The balance of the increase was not attributable to any one loan.

Non-performing real estate held for development and sale decreased $850,000 for the nine months ended December 31, 2000. At December 31, 2000, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

Foreclosed properties and repossessed assets increased $20,000 during the nine months ended December 31, 2000. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at December 31, 2000.

Performing troubled debt restructurings increased $160,000 during the nine months ended December 31, 2000 due to the addition of an unimproved land mortgage loan.

At December 31, 2000, assets that the Corporation has classified as substandard, net of reserves, consisted of $7.9 million of loans and foreclosed properties. As of March 31, 2000, the substandard assets amounted to $10.7 million. The decrease of $2.8 million in substandard assets was due largely to a decrease of $2.5 million in substandard mortgage loans and a decrease of $1.1 million in substandard investments. The decrease in substandard mortgage loans was substantially due to a $4.0 million commercial mortgage loan that paid off during the nine-month period ended December 31, 2000. The decrease in substandard investments was due to the sale of three units of a condominium project in Bloomington, Minnesota which were held for development and sale. These decreases in substandard assets were offset by an increase of $950,000 in substandard commercial loans.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                                                         AT MARCH 31,
                                                 AT DECEMBER 31,       ----------------------------------------------
                                                      2000                   2000            1999             1998
                                                -----------------      ----------------------------------------------
                                                                            (In Thousands)
30 to 59 days                                          $6,272                $3,224        $5,535             $7,525
60 to 89 days                                           2,611                   903           693              1,397
                                                       ------                ------        ------             ------
   Total                                               $8,883                $4,127        $6,228             $8,922
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

A summary of the activity in the allowance for losses on loans follows:

                                                        Three Months Ended                    Nine Months Ended
                                                           December 31,                         December 31,
                                                 ---------------------------------    ----------------------------------
                                                       2000            1999                 2000             1999
                                                 ---------------------------------    ----------------------------------
                                                                         (Dollars In Thousands)

Allowance at beginning of period                    $ 24,140          $ 24,732             $ 24,404          $ 24,324
Charge-offs:
  Mortgage                                               (23)               (5)                (536)               (9)
  Consumer                                              (234)             (211)                (600)             (793)
  Commercial business                                    (12)             (189)                 (13)             (361)
                                                    --------          --------             --------          --------
     Total charge-offs                                  (269)             (405)              (1,149)           (1,163)
Recoveries:
  Mortgage                                                15                 9                  232                42
  Consumer                                                39                26                   78               142
  Commercial business                                      2                11                   17                22
                                                    --------          --------             --------          --------
     Total recoveries                                     56                46                  327               206
                                                    --------          --------             --------          --------
     Net charge-offs                                    (213)             (359)                (822)             (957)
Provision                                                150               150                  495             1,156
                                                    --------          --------             --------          --------
   Allowance at end of period                       $ 24,077          $ 24,523             $ 24,077          $ 24,523
                                                    --------          --------             --------          --------
Net charge-offs to average loans                       (0.03)%           (0.06)%              (0.05)%           (0.06)%
                                                    --------          --------             --------          --------




Although management believes that the December 31, 2000 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At December 31, 2000, the Corporation had outstanding commitments to originate loans of $70.9 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $142.2 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.1 million. The Corporation had sold loans with recourse in the amount of $5.8 million through the FHLB Mortgage Partnership Finance Program at December 31, 2000. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2000 amounted to $1.0 billion and scheduled maturities of FHLB advances during the same period totaled $491.9 million. At December 31, 2000, the Corporation also had $46.0 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following December 31, 2000. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain specified levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments. This requirement, which may be varied by the OTS, is based upon a percentage of deposits and short-term borrowings. The required percentage is currently 4.0%. During the quarter ended December 31, 2000, the Bank's average liquidity ratio was 13.3%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 2000 and March 31, 2000 (dollars in thousands):

                                                                                                   MINIMUM REQUIRED
                                                                      MINIMUM REQUIRED                 TO BE WELL
                                                                         FOR CAPITAL                CAPITALIZED UNDER
                                           ACTUAL                     ADEQUACY PURPOSES             OTS REQUIREMENTS
                               --------------------------------------------------------------------------------------------
                                    AMOUNT           RATIO          AMOUNT           RATIO          AMOUNT        RATIO
                               --------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2000:
Tier 1 capital
  (to adjusted tangible assets)        $ 193,235          6.25%         $ 92,704          3.00%       $ 154,507       5.00%
Risk-based capital
  (to risk-based assets)                 217,084         10.37           167,516          8.00          209,395      10.00
Tangible capital
  (to tangible assets)                   193,235          6.25            46,352          1.50             N/A        N/A

AS OF MARCH 31, 2000:
Tier 1 capital
  (to adjusted tangible assets)          188,606          6.56            86,201          3.00          143,669       5.00
Risk-based capital
  (to risk-based assets)                 212,066         11.07           153,196          8.00          191,495      10.00
Tangible capital
  (to tangible assets)                   188,606          6.56            43,101          1.50             N/A        N/A

The following table reconciles stockholder equity to regulatory capital at December 31, 2000 and March 31, 2000 (dollars in thousands):

                                                                      DECEMBER 31,          MARCH 31,
                                                                   ------------------------------------
                                                                         2000                  2000
                                                                   ------------------------------------

Stockholders' equity of the Corporation                               $ 213,373              $ 217,215
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                          (19,379)               (28,944)
                                                                      ---------              ---------
Stockholders' equity of the Bank                                        193,994                188,271
Intangible assets and other non-includable assets                          (759)                   335
                                                                      ---------              ---------
Tier 1 and tangible capital                                             193,235                188,606
Plus: Allowable general valuation allowances                             23,849                 23,460
                                                                      ---------              ---------
Risk based capital                                                    $ 217,084              $ 212,066
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at December 31, 2000 has not changed materially since March 31, 2000.

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

          (a)     REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ANCHOR BANCORP WISCONSIN INC.



Date:   January 31, 2001       By:/s/ Douglas J. Timmerman
      --------------------        --------------------------------------------
                                  Douglas J. Timmerman, Chairman of the
                                  Board, President and Chief Executive Officer




Date:   January 31, 2001       By:/s/ Michael W. Helser
      --------------------        --------------------------------------------
                                  Michael W. Helser, Treasurer and
                                  Chief Financial Officer