Form 10-K
period 2001-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2001-06-11
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended March 31, 2001
                                   --------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from                      to
                                        --------------------    ----------------

                         Commission File Number 0-20006
                                                -------

                          ANCHOR BANCORP WISCONSIN INC.
             (Exact name of registrant as specified in its charter)


                Wisconsin                                   39-1726871
---------------------------------              ---------------------------------
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

                           Yes [X]            No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                                                                             [X]

         Based upon the $15.45 closing price of the registrant's common stock as of May 25, 2001, the aggregate market value of the 20,518,830 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $317.0 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of June 8, 2001, 22,755,723 shares of the registrant's common stock were outstanding. There were also 100,000 series A- preferred stock purchase rights authorized with none outstanding, as of the same date.

                       Documents Incorporated by Reference

 Proxy Statement for the Annual Meeting of Stockholders to be held on July 24,
                        2001 (Part III, Items 10 to 13)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Anchor BanCorp Wisconsin Inc. (the "Corporation") is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, fsb (the "Bank"). The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), a Wisconsin corporation, which invests in real estate partnerships. IDI has two subsidiaries, Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"), both of which invest in real estate held for development and sale.

         The Bank was organized in 1919 as a Wisconsin-chartered savings institution. In July 2000, the Bank converted to a federally-chartered savings institution, and the Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB"), and is regulated by the Office of Thrift Supervision ("OTS"), and the FDIC. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Bank is also regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") relating to reserves required to be maintained against deposits and certain other matters. See "Regulation."

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

MARKET AREA

         The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin, the Fox Valley in east-central Wisconsin, as well as contiguous counties in Iowa and Illinois. As of March 31, 2001, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 48 other full-service offices located primarily in south-central and southwest Wisconsin and three loan origination offices.

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

LENDING ACTIVITIES

         GENERAL. At March 31, 2001, the Bank's net loans held for investment totaled $2.4 billion, representing approximately 77.2% of its $3.1 billion of total assets at that date. Approximately 77.9% of the Bank's total loans held for investment at March 31, 2001 were secured by first liens on real estate.

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

         Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2001, the Bank's total loans held for investment included $474.2 million or 18.6% of consumer loans and $90.2 million or 3.5% of commercial business loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.

                                                                      MARCH 31,
                                    -------------------------------------------------------------------------
                                         2001                     2000                    1999
                                    -------------------------------------------------------------------------
                                                    PERCENT                 PERCENT                 PERCENT
                                        AMOUNT     OF TOTAL      AMOUNT     OF TOTAL     AMOUNT     OF TOTAL
                                    -------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Mortgage loans:
  Single-family residential              $ 872,718     34.17%   $ 1,001,408    41.24%   $ 1,061,813    47.66%
  Multi-family residential                 305,009     11.94        291,917    12.02        233,984    10.50
  Commercial real estate                   501,640     19.64        388,678    16.01        282,980    12.70
  Construction                             266,712     10.44        210,660     8.68        179,189     8.04
  Land                                      43,849      1.72         29,232     1.20         17,309     0.78
                                         ---------     -----    -----------    -----    -----------    -----
    Total mortgage loans                 1,989,928     77.90      1,921,895    79.15      1,775,275    79.69
                                         ---------     -----    -----------    -----    -----------    -----

Consumer loans:
  Second mortgage and home equity          271,733     10.64        243,124    10.01        214,295     9.62
  Education                                130,215      5.10        136,011     5.60        130,254     5.85
  Other                                     72,274      2.83         65,686     2.71         56,590     2.54
                                         ---------     -----    -----------    -----    -----------    -----
    Total consumer loans                   474,222     18.57        444,821    18.32        401,139    18.01
                                         ---------     -----    -----------    -----    -----------    -----

Commercial business loans:
  Loans                                     90,212      3.53         61,419     2.53         51,403     2.31
  Lease receivables                             -       0.00             -      0.00             -      0.00
                                         ---------     -----    -----------    -----    -----------    -----
    Total commercial business loans         90,212      3.53         61,419     2.53         51,403     2.31
                                         ---------     -----    -----------    -----    -----------    -----

    Gross loans receivable               2,554,362    100.00%     2,428,135   100.00%     2,227,817   100.00%
                                                      ======                  ======                  ======

Contras to loans:
  Undisbursed loan proceeds               (111,298)                 (97,092)                (87,401)
  Allowance for loan losses                (24,076)                 (24,404)                (24,027)
  Unearned net loan fees                    (3,610)                  (3,528)                 (4,015)
  Discount on loans purchased                 (371)                    (361)                   (792)
  Unearned interest                            (31)                     (29)                    (16)
                                         ---------              -----------             -----------
    Total contras to loans                (139,386)                (125,414)               (116,251)
                                         ---------              -----------             -----------

    Loans receivable, net              $ 2,414,976              $ 2,302,721             $ 2,111,566
                                       ===========              ===========             ===========


                                                         MARCH 31,
                                    -------------------------------------------------
                                               1998                     1997
                                    -------------------------------------------------
                                                    PERCENT                 PERCENT
                                        AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                    -------------------------------------------------
                                                   (Dollars in thousands)
Mortgage loans:
  Single-family residential            $ 1,032,116     50.07%   $   864,717    48.80%
  Multi-family residential                 191,580      9.29        177,108    10.00
  Commercial real estate                   248,365     12.05        205,369    11.59
  Construction                             139,314      6.76        120,421     6.80
  Land                                      12,503      0.61         15,730     0.89
                                       -----------   -------    -----------  -------
    Total mortgage loans                 1,623,878     78.78      1,383,345    78.07
                                       -----------   -------    -----------  -------

Consumer loans:
  Second mortgage and home equity          220,177     10.68        194,888    11.00
  Education                                125,503      6.09        113,606     6.41
  Other                                     53,867      2.61         50,966     2.88
                                       -----------   -------    -----------  -------
    Total consumer loans                   399,547     19.38        359,460    20.29
                                       -----------   -------    -----------  -------

Commercial business loans:
  Loans                                     37,861      1.84         29,012     1.64
  Lease receivables                              5      0.00             10     0.00
                                       -----------   -------    -----------  -------
    Total commercial business loans         37,866      1.84         29,022     1.64
                                       -----------   -------    -----------  -------

    Gross loans receivable               2,061,291    100.00%     1,771,827   100.00%
                                                     =======                 =======

Contras to loans:
  Undisbursed loan proceeds                (68,686)                 (59,793)
  Allowance for loan losses                (25,400)                 (24,155)
  Unearned net loan fees                    (4,137)                  (3,691)
  Discount on loans purchased               (1,016)                  (1,180)
  Unearned interest                            (29)                     (89)
                                       ------------             -----------
    Total contras to loans                 (99,268)                 (88,908)
                                       ------------             -----------

    Loans receivable, net              $ 1,962,023              $ 1,682,919
                                       ===========              ===========


         The following table shows, at March 31, 2001, the scheduled contractual maturities of the Bank's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                         MULTI-FAMILY
                                                          RESIDENTIAL
                                                             AND
                                      SINGLE-FAMILY       COMMERCIAL         CONSTRUCTION                          COMMERCIAL
                                       RESIDENTIAL       REAL ESTATE          AND LAND           CONSUMER           BUSINESS
                                          LOANS             LOANS               LOANS             LOANS               LOANS
                                   ------------------------------------------------------------------------------------------
                                                                       (In Thousands)
Amounts due:
  In one year or less                 $  113,193         $  336,889          $  120,252        $   67,615          $  44,654
  After one year through
    five years                           522,897            417,472             157,836           242,891             27,314
  After five years                       236,628             52,288              32,473           163,716             18,244
                                      ----------         ----------          ----------        ----------          ---------
                                      $  872,718         $  806,649          $  310,561        $  474,222          $  90,212
                                      ==========         ==========          ==========        ==========          =========

Interest rate terms on amounts
 due after one year:
    Fixed                             $  303,809         $   93,952          $   39,939        $  272,782          $  11,627
                                      ==========         ==========          ==========        ==========          =========
    Adjustable                        $  455,716         $  375,808          $  150,370        $  133,825          $  33,931
                                      ==========         ==========          ==========        ==========          =========


         SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings institutions, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 2001, $872.7 million or 34.2% of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency.

         The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans at its discretion, based on a designated index. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2001, approximately $568.9 million or 65.2% of the Bank's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

         The Bank continues to originate long-term, fixed-rate conventional mortgage loans. The Bank generally sells current production of these loans with terms of 20 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and other institutional investors, while keeping some of the 10-year term loans in its portfolio. In order to provide a full range of products to its customers, the Bank also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority ("WHEDA"), Wisconsin Department of Veterans Affairs ("WDVA") and the FHLB. The Bank retains the right to service substantially all loans that it sells.

         At March 31, 2001, approximately $303.8 million or 34.8% of the permanent single-family residential loans in the Bank's loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. The Bank originates multi-family loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2001, the Bank had $305.0 million of loans secured by multi-family residential real estate and $501.6 million of loans secured by commercial real estate. These represented 11.9% and 19.6% of the Bank's total loans held for investment, respectively. The Bank generally limits the origination of such loans to its primary market area.

         The Bank's multi-family residential loans are primarily secured by apartment buildings and commercial real estate loans are primarily secured by office buildings, industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes.

         Although terms vary, multi-family residential and commercial real estate loans generally have maturities of 15 to 30 years, as well as balloon payments, and terms which provide that the interest rates thereon may be adjusted annually at the Bank's discretion, based on a designated index, subject to an initial fixed-rate for a one to five year period and an annual limit generally of 1.5% per adjustment, with no limit on the amount of such adjustments over the life of the loan.

         CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 2001, construction loans amounted to $266.7 million or 10.4% of the Bank's total loans held for investment. Land loans amounted to $43.8 million or 1.7% of the Bank's total loans held for investment at March 31, 2001.

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

         CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2001, $474.2 million or 18.6% of the Bank's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans, which are generally guaranteed by a federal governmental agency.

         The largest component of the Bank's consumer loan portfolio is second mortgage and home equity loans, which amounted to $271.7 million or 10.6% of total loans at March 31, 2001. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

         Approximately $130.2 million or 5.1% of the Bank's total loans at March 31, 2001 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S.

Department of Education. Education loans may be sold to the Student Loan Marketing Association ("SLMA") or to other investors. The Bank sold $9.0 million of these education loans during fiscal 2001.

         The remainder of the Bank's consumer loan portfolio consists of deposit account secured loans and loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is allocated 44% of the profit or losses from such activities. At March 31, 2001, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $40.7 million and $5.4 million, respectively.

         COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2001, commercial business loans amounted to $90.2 million or 3.5% of the Bank's total loans held for investment. The Bank's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated prime lending rate. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

         NET FEE INCOME FROM LENDING ACTIVITIES. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts are amortized as an adjustment of the related loan's yield.

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

         Applications for all types of loans are obtained at the Bank's six regional lending offices, certain of its branch offices and three loan origination facilities. Loans may be approved by members of the Officers' Loan Committee, within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. For loan requests of $1.5 million or less, loan approval authority is designated to an Officers' Loan Committee and requires at least three of the members' signatures. Senior Loan Committee members are authorized to approve loan requests between $1.5 million and $3.0 million and approval requires at least three of the members' signatures. Loan requests in excess of $3.0 million must be approved by the Board of Directors.

         The Bank's general policy is to lend up to 80% of the appraised value or purchase price of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 2001, the Bank had approximately $24.4 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

         Property appraisals on the real estate and improvements securing the Bank's single-family residential loans are made by the Bank's staff or independent appraisers approved by the Bank's Board of Directors during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.

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

         The portfolio of commercial and multi-family residential loans is reviewed on a continuing basis (annually for loans of $1.0 million or more, and semi-annually for loans of $750,000 to $1.0 million) to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank's Board of Directors.

         The Bank generally obtains title insurance policies on most first mortgage real estate loans it originates. If title insurance is not obtained or is unavailable, the Bank obtains an abstract of title and title opinion. Borrowers must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums, flood insurance premiums, and mortgage insurance premiums as they become due.

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

         The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is reliant on a number of factors but is most influenced by general interest rates. In periods of higher interest rates, such as occurred in fiscal 2000, customer demand for fixed-rate mortgages declines. In periods of lower interest rates, such as fiscal 1999, customer demand for fixed-rate mortgages increases. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 90% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

         The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2001, the Bank was servicing $1.9 billion of loans for others.

         The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2001, approximately $22.7 million of mortgage loans were being serviced for the Bank by others.

         The following table shows the Bank's consolidated total loans originated, purchased, sold and repaid during the periods indicated.



                                                                              YEAR ENDED MARCH 31,
                                                         --------------------------------------------------------------
                                                              2001                   2000                      1999
                                                         --------------------------------------------------------------
                                                                                (In Thousands)
Gross loans receivable at beginning of year(1)           $ 2,429,899             $ 2,245,897               $ 2,096,043
Loans originated for investment:
  Single-family residential                                 (339,027)                 75,110                   121,326
  Multi-family residential                                    42,424                  50,326                   131,007
  Commercial real estate                                     273,142                 194,393                   231,957
  Construction and land                                      332,145                 308,192                   283,076
  Consumer                                                   203,929                 216,419                   207,385
  Commercial business                                         71,982                  38,617                    46,216
                                                         -----------             -----------               -----------
    Total originations                                       584,595                 883,057                 1,020,968
                                                         -----------             -----------               -----------
Loans purchased for investment:
  Single-family residential                                        -                       -                         -
  Multi-family residential                                       330                     950                         -
  Commercial real estate                                         766                     242                         -
                                                         -----------             -----------               -----------
    Total purchases                                            1,096                   1,192                         -
    Total originations and purchases                         585,691                 884,249                 1,020,968
Repayments                                                  (331,007)               (605,348)                 (703,695)
Transfers of loans to held for sale                         (128,456)                (81,530)                 (114,789)
                                                         -----------             -----------               -----------
     Net activity in loans held for investment               126,228                 197,371                   202,484
                                                         -----------             -----------               -----------
Loans originated for sale:
  Single-family residential                                  579,699                 228,830                   475,218
Transfers of loans from held for investment                  128,456                  81,530                    94,789
Sales of loans                                              (563,842)               (249,399)                 (530,210)
Loans converted into mortgage-backed
  securities                                                (128,456)                (74,330)                  (92,427)
                                                         -----------             -----------               -----------
     Net activity in loans held for sale                      15,857                 (13,369)                  (52,630)
                                                         -----------             -----------               -----------
     Gross loans receivable at end of period             $ 2,571,984             $ 2,429,899               $ 2,245,897
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

         A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower's ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Bank will generally bid an amount reasonably equivalent to the lower of the fair value of the foreclosed property or the amount of judgment due the Bank. A judgment of foreclosure for residential mortgage loans will normally provide for the recovery of all sums advanced by the mortgagee including, but not limited to, insurance, repairs, taxes, appraisals, post-judgment interest, attorneys' fees, costs and disbursements.

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

         The interest income that would have been recorded during fiscal 2001 if the Bank's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $380,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2001 was $150,000.

         The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank's total loans held for investment at the dates indicated.


                                                                    MARCH 31,
                            -----------------------------------------------------------------------------------------
                                      2001                            2000                            1999
---------------------------------------------------------------------------------------------------------------------
                                              % OF                            % OF                            % OF
                                              TOTAL                           TOTAL                           TOTAL
DAYS PAST DUE                BALANCE          LOANS           BALANCE         LOANS           BALANCE         LOANS
---------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
30 to 59 days                 $  7,141          0.28%          $  3,224         0.13%          $  5,535         0.25%

60 to 89 days                      716          0.03                903         0.04                693         0.03

90 days and over                 5,047          0.20              3,614         0.15              4,006         0.18
                              --------      --------           --------     --------           --------     --------

   Total                      $ 12,904          0.51%          $  7,741         0.32%          $ 10,234         0.46%
                              ========      ========           ========     ========           ========     ========




         There was one non-accrual loan with a carrying value of $1.0 million or greater at March 31, 2001. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7 included herewith. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8 included herewith.

         NON-PERFORMING REAL ESTATE HELD FOR DEVELOPMENT AND SALE. At March 31, 2001, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. Non-performing real estate held for development and sale decreased $1.3 million during the fiscal year. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under "Subsidiaries - Investment Directions, Inc." and "- Nevada Investment Directions, Inc." and Note 15 to the Consolidated Financial Statements in Item 8 included herewith.

         FORECLOSED PROPERTIES. At March 31, 2001, the Bank had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets increased $40,000 during the fiscal year.

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

         Assets classified as substandard or doubtful require the institution to establish general allowances for losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for losses in the amount of 100% of the portion of the assets classified loss or charge off such amount.

         Classified assets include non-performing assets plus other loans and assets, meeting the criteria for classification. Non-performing assets include loans and foreclosed properties that are not performing under all material contractual terms of the original notes.

         As of March 31, 2001, the Bank's classified assets consisted of $6.8 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 2000, substandard assets amounted to $10.7 million and no loans were classified as special mention, doubtful or loss.

         ALLOWANCE FOR LOSSES. A provision for losses on loans and foreclosed properties is provided when a loss is probable and can be reasonably estimated. The allowance is established by charges against operations in the period in which those losses are identified.

         The Bank establishes general allowances based on current levels of components of the loan portfolio and the amount, type of its classified assets, and other factors. In addition, the Bank monitors and uses standards for these allowances that depend on the nature of the classification and loan location of the security property.

         Additional discussion on the allowance for losses at March 31, 2001 has been presented as part of the discussion under "Allowance for Loan and Foreclosure Losses" in Management's Discussion and Analysis, which is contained in Item 7, included herewith.

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

         Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the years ended March 31, 2001 and 2000, stockholders' equity increased $3.6 million (net of deferred income tax of $1.5 million), and decreased $2.7 million (net of deferred income tax of $1,074,000), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 2001.


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

         The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                           MARCH 31,
                                     --------------------------------------------------------------------------------------
                                               2001                          2000                          1999
                                     --------------------------------------------------------------------------------------
                                      AMORTIZED    ESTIMATED        AMORTIZED    ESTIMATED       AMORTIZED     ESTIMATED
                                         COST      FAIR VALUE          COST      FAIR VALUE         COST       FAIR VALUE
                                     --------------------------------------------------------------------------------------
                                                                        (In Thousands)
Available For Sale:
  U.S. Government and federal
    agency obligations                $     9,081  $     9,219      $    13,748  $    13,530     $    17,645   $    17,798
  Mutual fund                               5,996        6,005           14,247       14,190          11,142        11,144
  Corporate stock and other                 7,837        6,992            8,581        7,216          11,134        11,314
                                      -----------  -----------      -----------  -----------     -----------   -----------
                                      $    22,914  $    22,216      $    36,576  $    34,936     $    39,921   $    40,256

Held To Maturity:
  U.S. Government and federal
    agency obligations                $    33,913  $    34,096      $    51,270  $    49,971     $    46,491   $    46,334
  Other securities                              -            -                -            -             975           975
                                      -----------  -----------      -----------  -----------     -----------   -----------
                                           33,913       34,096           51,270       49,971          47,466        47,309
                                      -----------  -----------      -----------  -----------     -----------   -----------

   Total investment securities        $    56,827  $    56,312      $    87,846  $    84,907     $    87,387   $    87,565
                                      ===========  ===========      ===========  ===========     ===========   ===========

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

         At March 31, 2001, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $194.1 million and included $173.8 million, $18.5 million and $1.8 million which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. All three issuers of securities have adjustable-rate securities included in securities held to maturity.

         The fair value of the Corporation's mortgage-backed securities available for sale amounted to $153.1 million at March 31, 2001, of which $4.9 million are five- and seven-year balloon securities, $108.6 million are 15- and 30-year securities and $39.6 million are adjustable-rate securities.

         Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2001, $3.5 million of the Corporation's mortgage-backed securities available for sale and $28.2 million mortgage-backed securities held to maturity were pledged to secure various obligations of the Corporation.

         Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMO's"), including CMO's which qualify as Real Estate Mortgage Investment Conduits ("REMIC's") under the Internal Revenue Code of 1986, as amended ("Code"). At March 31, 2001, the Corporation's had $11.0 million in mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $20.9 million at the same date.

          The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 2001, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                        ONE TO FIVE YEARS       FIVE TO TEN YEARS      OVER TEN YEARS
                                      ---------------------   ---------------------  ----------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                  AVERAGE                 AVERAGE                AVERAGE
                                       BALANCE     YIELD       BALANCE     YIELD      BALANCE     YIELD         TOTAL
                                      -----------------------------------------------------------------------------------
Available for Sale:
     Mortgage-derivative securities    $      -     0.00%      $      -     0.00%    $  20,892      6.64%     $  20,892
     Mortgage-backed securities           5,705     6.32         23,244     6.63       124,127      6.74        153,076
                                       --------     ----       --------     ----     ---------      ----      ---------
                                          5,705     6.32         23,244     6.63       145,019      6.73        173,968
                                       --------     ----       --------     ----     ---------      ----      ---------

Held to Maturity:
     Mortgage-derivative securities       1,856     6.73          5,883     6.51         3,303      6.16         11,042
     Mortgage-backed securities          22,147     5.95          7,650     6.53       164,352      6.43        194,149
                                       --------     ----       --------     ----     ---------      ----      ---------
                                         24,003     6.01         13,533     6.52       167,655      6.42        205,191
                                       --------     ----       --------     ----     ---------      ----      ---------


Mortgage-related securities            $ 29,708     6.07%      $ 36,777     6.59%    $ 312,674      6.56%     $ 379,159
                                       ========     ====       ========     ====     =========      ====      =========


         Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

         For additional information regarding the Corporation's mortgage-related securities, see the Corporation's Consolidated Financial Statements, including
Note 4 thereto, included in Item 8.

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

         The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. At March 31, 2001, the Bank had $128.8 million in brokered deposits.

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

         The following table sets forth the amount and maturities of the Bank's certificates of deposit at March 31, 2001.

                                              OVER SIX         OVER         OVER TWO
                                               MONTHS        ONE YEAR        YEARS           OVER
                              SIX MONTHS      THROUGH        THROUGH        THROUGH         THREE
      INTEREST RATE            AND LESS       ONE YEAR      TWO YEARS     THREE YEARS       YEARS          TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                  (In Thousands)
    3.00% to 4.99%            $   49,830     $   20,610     $    3,574     $    1,453     $      807     $   76,274
    5.00% to 6.99%               497,713        392,159        319,113         20,804          6,992      1,236,781
    7.00% to 8.99%                27,389         10,891          5,103            100              -         43,483
                              ----------     ----------     ----------     ----------     ----------     ----------
                              $  574,932     $  423,660     $  327,790     $   22,357     $    7,799     $1,356,538
                              ==========     ==========     ==========     ==========     ==========     ==========

         At March 31, 2001, the Bank had $160.6 million of certificates greater than or equal to $100,000, of which $28.4 million are scheduled to mature within three months, $21.5 million in over three months through six months, $50.4 million in over six months through 12 months and $60.3 million in over 12 months.

         BORROWINGS. From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB that is required to be held by the Bank and by certain of the Bank's mortgage loans. See "Regulation." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Bank has pledged a substantial portion of its loans receivable and all of its investment in FHLB stock as collateral for these advances. A portion of the Bank's mortgage-related securities has also been pledged as collateral.

         From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank utilized this source of funds during the year ended March 31, 2001 and may continue to do so in the future.

         The Corporation has a short-term line of credit used in part to fund IDI's partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2001. See Note 8 to the Corporation's Consolidated Financial Statements in Item 8 included herewith for more information on borrowings.

         The following table sets forth the outstanding balances and weighted average interest rates for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                                                    MARCH 31,
                           -------------------------------------------------------------------------------------------
                                       2001                           2000                          1999
                           -------------------------------------------------------------------------------------------
                                              WEIGHTED                      WEIGHTED                       WEIGHTED
                                               AVERAGE                       AVERAGE                        AVERAGE
                                     BALANCE    RATE               BALANCE    RATE                BALANCE    RATE
                           -------------------------------------------------------------------------------------------
                                                             (Dollars In Thousands)
  FHLB advances                   $  669,896    6.05%            $  649,046   5.73%           $   517,695    5.30%
  Repurchase agreements               27,948    5.32                 92,413   6.03                 42,464    4.91
  Other loans payable                 42,754    7.33                 15,400   7.24                 12,800    6.21


         The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                                                                    MARCH 31,
                                              ----------------------------------------------------------------------------------
                                                     2001                           2000                           1999
                                              ----------------------------------------------------------------------------------
                                                                                   (In Thousands)
Maximum month-end balance:
  FHLB advances                               $     712,646                 $     686,945                   $     547,845
  Repurchase agreements                             116,551                        92,413                          52,139
  Other loans payable                                43,015                        15,400                          21,550
Average balance:
  FHLB advances                                     682,139                       609,258                         526,187
  Repurchase agreements                              86,420                        59,756                          30,930
  Other loans payable                                35,224                         9,669                          13,297

SUBSIDIARIES

         INVESTMENT DIRECTIONS, INC. IDI is a wholly owned non-banking subsidiary of the Corporation that has invested in various limited partnerships and subsidiaries funded by borrowings from the Corporation. The Corporation's investment in IDI at March 31, 2001, amounted to $3.2 million. For the year ended March 31, 2001, IDI had total assets of $37.5 million and a reported net loss of $2.7 million. This compares to total assets of $32.8 million and a net loss of $345,000 for the prior year ended March 31, 2000.

         During the year ended March 31, 2001, IDI and its newly formed wholly owned subsidiary CIDI purchased all of the equity owned by the unrelated partners of S&D Indian Palms, Ltd. and Davsha, LLC. Indian Palms and Davsha became majority owned subsidiaries of IDI with CIDI. In addition, Davsha II, LLC and Davsha III, LLC were formed as wholly owned subsidiaries of Davsha.

         The assets of IDI include one non-subsidiary partnership interest with a carrying value greater than $1.0 million. The partnership investment is a project in Tampa Bay, Florida with a carrying value of $6.5 million at March 31, 2001. This compares to a carrying value of $6.1 million for the prior year ended March 31, 2000. The $400,000 increase in partnership investment from the prior fiscal year was largely due to further development of the project. This project includes a golf course and fully developed single family recreational residential lots. The net loss of the Tampa Bay partnership for the year ended March 31, 2001, was $580,000 as compared to a net loss of $145,000 for the year ended March 31, 2000. This decrease in income was largely due to decreased lot sales, decreased golf revenue, and a gain on the condemnation of land reported in 2000.

         The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2001, IDI had extended $23.8 million to Indian Palms, $1.8 million to Davsha, and $1.2 million to Davsha II as compared to $20.0 million to Indian Palms alone at March 31, 2000. These amounts have been eliminated in consolidation.

         At March 31, 2001, the Corporation had extended $34.9 million to IDI to fund various partnership and subsidiary investments. This represents an increase of $7.9 million from borrowings of $27.0 million at March 31, 2000. These amounts have been eliminated in consolidation.

         At March 31, 2001, IDI had a general valuation allowance of $675,000. This compares to an allowance of $600,000 for the prior year ended March 31, 2000. As of March 31, 2001, and March 31, 2000, there have been no charge-offs for any of the partnerships or subsidiaries within IDI.

         NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997, that has invested in various limited partnerships. NIDI was organized in the State of Nevada. IDI's investment in NIDI at March 31, 2001, amounted to $4.5 million. For the year ended March 31, 2001, NIDI had total assets of $4.7 million and net income of $68,000. This compares to total assets of $4.9 million and net income of $475,000 for the prior year ended March 31, 2000.

         The balance of assets at NIDI includes a $4.4 million loan to Oakmont, a subsidiary of IDI and NIDI. This amount has been eliminated in consolidation.

         At March 31, 2001, the Corporation had extended $190,000 to NIDI to fund various partnership investments. NIDI had borrowings from the Corporation of $450,000 as of March 31, 2000. These amounts have been eliminated in consolidation.

         CALIFORNIA INVESTMENT DIRECTIONS, INC. CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000, to purchase and hold the general partnership interest in S&D Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. IDI's investment in CIDI at March 31, 2001, amounted to ($114,000). For the year ended March 31, 2001, CIDI had total assets of ($12,000) and a net loss of $115,000.

         INDIAN PALMS GP, LLC. In April 2000, CIDI purchased all of the equity owned by the unrelated members of Indian Palms GP, and Indian Palms GP became a consolidating subsidiary of CIDI. Indian Palms GP is the general partner of S&D Indian Palms and was organized in the state of Texas. CIDI's investment in Indian Palms GP at March 31, 2001, amounted to $23,000. For the year ended March 31, 2001, Indian Palms GP had total assets of $23,000 and a net loss of $27,000.

         S&D INDIAN PALMS, LTD. In April 2000, IDI purchased all of the equity owned by the unrelated partners of Indian Palms, and Indian Palms became a consolidating subsidiary of IDI. Indian Palms GP, a consolidating subsidiary of CIDI, owns a 1% general partner interest in Indian Palms. Indian Palms was organized in the state of California in which it owns a golf resort and land for residential lot development. IDI's investment in Indian Palms at March 31, 2001, amounted to ($724,000). For the year ended March 31, 2001, Indian Palms had total assets of $31.9 million and a net loss of $2.7 million. This compares to total assets of $28.9 million and a net loss of $1.4 million for the year ended March 31, 2000.

         DAVSHA, LLC. In April 2000, CIDI purchased all of the equity owned by the unrelated members of Davsha, and Davsha became a consolidating subsidiary of IDI and CIDI. Davsha was organized in the state of California where it purchased land from Indian Palms and develops residential housing for sale. For the year ended

March 31, 2001, Davsha had total assets of $11.3 million and a net loss of $758,000. This compares to total assets of $7.7 million and net income of $216,000 for the year ended March 31, 2000.

         DAVSHA II, LLC. Davsha II is a wholly owned non-banking subsidiary of Davsha formed in April 2000. Davsha II was organized in the state of California. Davsha II is a limited partner in Paragon Indian Palms Associates, a partnership formed in February 2000, to develop residential housing on land purchased from Indian Palms. Davsha's investment in Davsha II at March 31, 2001, amounted to $49,000. For the year ended March 31, 2001, Davsha II had total assets of $1.5 million and a net loss of $132,000.

         DAVSHA III, LLC. Davsha III is a wholly owned non-banking subsidiary of Davsha formed in February 2001. Davsha III was organized in the state of California to develop residential housing on land it will purchase from Indian Palms. Davsha's investment in Davsha III at March 31, 2001, amounted to $600. For the year ended March 31, 2001, Davsha III had total assets of $37,000 and a net loss of $400.

         OAKMONT. Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek LP, a partnership formed in January 2000, to develop an industrial park located in Round Rock, Texas. At March 31, 2001, Chandler Creek had a carrying value at Oakmont of $3.2 million, and Oakmont had extended $1.7 million to the unrelated partner in Chandler Creek. For the year ended March 31, 2001, Oakmont had total assets of $4.9 million and a net loss of $153,000. This compares to total assets of $4.6 million and a net loss of $278,000 at March 31, 2000.

         Together, IDI, NIDI, CIDI, Indian Palms, Indian Palms GP, Davsha, Davsha II, Davsha III, and Oakmont represent the real estate investment segment of the Corporation's business. This segment is categorized as real estate held for development and sale on the Corporation's consolidated financial statements. Net of reserves of $100,000 and non-performing real estate held for development and sale of $350,000, the segment represents $48.4 million of total assets for that category. For further discussion of the real estate held for development and sale segment, see Item 8 - Note 15 to the Corporation's Consolidated Financial Statements.

         ANCHOR INVESTMENT SERVICES, INC. AIS is a wholly owned subsidiary of the Bank that offers a full line of securities, annuities, and insurance products to its customers and members of the general public. For the year ended March 31, 2001, AIS had a net profit of $125,000. The Bank's investment in AIS amounted to $193,000 at March 31, 2001.

         ADPC CORPORATION. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 2001 amounted to $1.3 million. ADPC had a net loss of $191,000 for the year ended March 31, 2001.

         ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the State of Nevada, AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $610.2 million at March 31, 2001. AIC had net income of $23.3 million for the year ended March 31, 2001. The Bank had outstanding notes to AIC of $89.0 million at March 31, 2001, with a weighted average rate of 9.03% and maturities during the next six months.

EMPLOYEES

         The Corporation had 667 full-time employees and 165 part-time employees at March 31, 2001. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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

         As a unitary savings and loan holding company in existence on or before May 4, 1999, the Corporation generally is not subject to activity restrictions as long as the Bank is in compliance with the Qualified Thrift Lender ("QTL") Test. See "Qualified Thrift Lender Requirement."

         The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Interstate acquisitions generally are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.


THE BANK

         The Bank is a federally-chartered savings institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. The Bank is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC.

         REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of all insured savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The examiners may require the Bank to provide for higher general or specific loan loss allowances. The last regular examination of the Bank by the OTS was as of June 30, 2000. The FDIC was included in a joint examination as of November 30, 1992.

         Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's semi-annual OTS assessment for the six months ending June 30, 2001 was $240,000.

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

         QUALIFIED THRIFT LENDER REQUIREMENT. In order for the Bank to exercise the powers granted to SAIF-insured institutions, it must qualify as a qualified thrift lender ("QTL"). Under the Home Owners' Loan Act, as amended, ("HOLA") and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year. Qualified thrift investments for purposes of the QTL test consist primarily of residential mortgages and related investments. As of March 31, 2001, the Bank was in compliance with the QTL test.

         NEW FINANCIAL SERVICES ACT. On November 12, 1999, the Financial Services Modernization Act ("Act"), which could have a far-reaching impact on the financial services industry, was signed into law. The intent of the law is to increase competition in the financial services area and includes repealing sections of the 1933 Glass-Steagal Act. The Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the Act, a bank holding company that qualifies as and elects to become a financial holding company may engage in any activity stipulated by the Act under the regulation of the Federal Reserve. The Act restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies in existence prior to May 4, 1999 that continue to meet the QTL test and control only a single savings institution. The Corporation and the Bank presently meet these requirements. The Act also imposes a number of consumer protections that generally greatly limit disclosure of customer information to non-affiliated third parties. Disclosure of ATM usage charges is also required by the Act. Many of the Act's provisions require the issuance of regulations to implement the statutory provisions. As such, it is too early to assess the eventual impact of the Act on either the financial services industry in general or the specific operations of the Corporation and the Bank.

         FEDERAL REGULATIONS. The Bank is subject to federal regulations which address various issues including, but not limited to, insurance of deposits, capital requirements, and liquidity.

         INSURANCE OF DEPOSITS. The Bank's deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital - "well capitalized," "adequately capitalized," or "undercapitalized". These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those that are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with well capitalized, financially sound, institutions paying lower rates than are paid by undercapitalized institutions likely to pose a risk of loss to the insurance fund absent corrective actions.

         Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members paid
6.4 basis points to fund the Financing Corporation ("FICO"), while BIF member institutions paid approximately 1.3 basis points. Thereafter, BIF and SAIF members are assessed at the same rate by FICO. The FICO assessment rate for the first quarter of 2001 was 1.96 basis points.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         The risk-based capital standards of the OTS generally require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. For additional discussion of regulatory capital requirements, refer to Note 9 to the Consolidated Financial Statements in Item 8 included herewith.

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

         Under new OTS regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions, such as the Bank, that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the payment of a dividend or a capital distribution.

         LIQUIDITY. In December 2000, legislation was enacted that removed the provision that authorized the Director of the OTS to establish a liquidity requirement of any amount within the range of 4% to 10% of a savings association's average daily balance of net withdrawable deposits plus short-term borrowings depending upon economic conditions and the deposit flows of member institutions. In revising the OTS Regulations to conform with the recent legislation, the OTS removed the specific liquidity requirement but adopted a rule that requires each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Bank believes that it was in compliance with these liquidity requirements. The Bank's liquidity ratio was 15.14% at March 31, 2001.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2001, the Bank was in compliance with these requirements. The OTS has permitted these reserves to be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.


RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Bank is required to comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates. Generally, Section 23A limits the extent to which the insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and Section 23B requires that all such covered transactions and certain additional transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar other types of transactions. Exemptions from 23A or 23B may be granted only by the FRB. The Corporation has not been significantly affected by such restrictions or transactions with affiliates.

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

         As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 2001, the Bank owned $38.0 million in FHLB stock, which is in compliance with this requirement. The Bank received dividends on its FHLB stock for fiscal 2001 of $2.7 million as compared to $2.1 million for fiscal 2000.

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

         In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, allowable bad debt deductions which significantly exceeded actual losses and the financial statement loan loss provisions. These earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2001, the Bank's bad debt reserves for tax purposes totaled approximately $46.1 million. (See Note 11 to the Consolidated Financial Statements for additional discussion).

STATE
         Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation's consolidated income tax group except AIC and NIDI, both located in Nevada. Presently, the income of AIC and NIDI are only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2.  PROPERTIES

         At March 31, 2001, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 48 other full-service offices and three lending only offices. The Bank owns 33 of its full-service offices, leases the land on which 3 such offices are located, and leases the remaining 13 full-service offices. In addition, the Bank leases its three loan-origination facilities. The leases expire between 2001 and 2014. The aggregate net book value at March 31, 2001 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $18.6 million. See Note 6 to the Corporation's Consolidated Financial Statements, included as Item 8 hereto, for information regarding the premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 2001, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Corporation's Common Stock is traded on the Nasdaq Stock Market, National Market. The trading symbol is ABCW. As of March 31, 2001, there were approximately 2,900 stockholders of record. That number does not include stockholders holding their stock in street name or nominee's name.

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

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

         The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2001 and 2000.

                                                                                                     CASH
QUARTER ENDED                                                        HIGH             LOW          DIVIDEND
---------------------------------------------------------------------------------------------------------------
March 31, 2001                                                    $    16.750      $    12.875   $     0.075
December 31, 2000                                                      16.188           14.000         0.075
September 30, 2000                                                     17.000           14.688         0.075
June 30, 2000                                                          16.750           13.688         0.070

March 31, 2000                                                         15.875           12.750         0.070
December 31, 1999                                                      16.875           15.000         0.065
September 30, 1999                                                     20.000           15.750         0.065
June 30, 1999                                                          20.125           15.250         0.050


         For information regarding restrictions on the payments of dividends by the Bank, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                                                                      AT OR FOR YEAR ENDED MARCH 31,
                                       -------------------------------------------------------------------------------------------
                                             2001              2000                 1999             1998              1997
                                       -------------------------------------------------------------------------------------------
                                                              (Dollars In Thousands, Except Per Share Data)
Earnings per share:
 Basic                                   $       1.19     $         0.80      $        1.26     $        1.06    $          0.71
 Diluted                                         1.16               0.78               1.19              1.01               0.68

Interest income                               228,647            202,594            194,807           187,392            160,952
Interest expense                              148,096            119,393            114,535           110,893             95,543
Net interest income                            80,551             83,201             80,272            76,499             65,409
Provision for loan losses                         945              1,306              1,017             1,250                850
Non-interest income                            13,503             14,390             22,019            15,882             14,968
Non-interest expenses                          51,450             61,187             52,426            49,279             53,942
Income taxes                                   14,682             15,596             18,607            15,507              9,197
Net income                                     26,977             19,502             30,241            26,345             16,388

Total assets                                3,127,474          2,911,152          2,663,718         2,517,080          2,156,168
Investment securities                          56,129             86,206             87,722            80,460             52,511
Mortgage-related securities                   379,159            300,519            258,489           254,389            263,295
Loans receivable held for
 investment, net                            2,414,976          2,302,721          2,111,566         1,962,023          1,682,919
Deposits                                    2,119,320          1,897,369          1,835,416         1,710,980          1,465,608
Notes payable to FHLB                         669,896            649,046            517,695           508,145            439,065
Other borrowings                               70,702            107,813             55,264            55,765             57,374
Stockholders' equity                     $    219,612     $      217,215      $     220,287     $     202,868    $       165,319
Shares outstanding                         22,814,923         24,088,147         23,832,165        23,791,787         21,623,990
Book value per share
 at end of period                        $       9.63     $         9.02      $        9.24     $        8.53    $          7.65
Dividend paid per share                          0.30               0.25               0.20              0.16               0.12
Dividend payout ratio                           24.79%             31.25%             15.48%            15.09%             16.73%
Yield on earning assets                          7.89               7.56               7.68              7.94               7.90
Cost of funds                                    5.31               4.79               4.84              5.01               4.98
Interest rate spread                             2.58               2.77               2.84              2.93               2.92
Net interest margin                              2.78               3.10               3.15              3.23               3.20
Return on average assets                         0.88               0.71               1.16              1.08               0.78
Return on average equity                        12.48               8.92              14.44             13.24               9.90
Average equity to average assets                 7.09               7.97               8.04              8.15               7.84

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 2001 and 2000

         GENERAL. Net income increased $7.5 million to $27.0 million in fiscal 2001 from $19.5 million in fiscal 2000. The primary component of this increase in earnings for fiscal 2001, as compared to fiscal 2000, was a decrease of $9.7 million in non-interest expense. This was partially offset by a decrease of $2.3 million in net interest income after the provision for loan losses. The returns on average assets and average stockholders' equity for fiscal 2001 were .88% and 12.48%, respectively, as compared to .71% and 8.92%, respectively, for fiscal 2000.

         NET INTEREST INCOME. Net interest income decreased by $2.7 million during fiscal 2001 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $2.90 billion and $2.79 billion in fiscal 2001, respectively, from $2.68 billion and $2.49 billion, respectively, in fiscal 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04% in fiscal 2001 from 1.07% in fiscal 2000. The average yield on interest-earning assets (7.89% in fiscal 2001 versus 7.56% in fiscal 2000) increased, as did the average cost on interest-bearing liabilities (5.31% in fiscal 2001 versus 4.79% in fiscal 2000). The net interest margin decreased to 2.78% for fiscal 2001 from 3.10% for fiscal 2000 and the interest rate spread decreased to 2.58% from 2.77% for fiscal 2001 and 2000, respectively. The decrease in the net interest margin is reflective of an increase in the cost of funds, offset by increased yields on loans as rates rise. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning liabilities decreased net interest income in fiscal 2001 by approximately $1.2 million. In addition, there was a $1.4 million decrease in net interest income caused by the combination of rate and rate/volume changes.

         PROVISION FOR LOAN LOSSES. Provision for loan losses decreased from $1.3 million in fiscal 2000 to $950,000 in fiscal 2001 based on management's ongoing evaluation of asset quality. There was a slight increase in net charge-offs of $340,000 in overall loans in fiscal 2001, primarily due to increased mortgage loan charge-offs, and the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses decreased slightly from $24.4 million at March 31, 2000 to $24.1 million at March 31, 2001. This amount represented .94% of total loans at March 31, 2001, as compared to 1.00% of total loans at March 31, 2000. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

         NON-INTEREST INCOME. Non-interest income decreased $890,000 to $13.5 million for fiscal 2001 compared to $14.4 million for fiscal 2000 primarily due to the decrease of $3.5 million in net income from operations of real estate investments. This decrease was largely due to decreased resort and golf net income at the partnerships and losses on the sale of four condominium units in a development in Bloomington, Minnesota. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, also decreased $120,000 for fiscal 2001. Partially offsetting these decreases were increases in other categories. The net gain on sale of loans increased by $1.0 million largely due to increased volume of loan sales during the year. Service charges on deposits increased $840,000 essentially due to a growth in deposits and loan servicing income increased $440,000 due to increased volume of loans serviced for others. Income from insurance commissions increased $400,000 due to increased sales and net gain on sale of investments and securities increased $40,000 for fiscal 2001.

         NON-INTEREST EXPENSE. Non-interest expense decreased $9.7 million to $51.5 million for fiscal 2001 compared to $61.2 million for fiscal 2000 as a result of several factors. The majority of the decrease was attributed to merger-related expenses of $8.3 million ($5.1 million, net of tax) due to the merger with FCBF and increased goodwill expense of $1.8 million ($1.1 million net of tax) in fiscal 2000. Unamortized goodwill from a previous merger became impaired and was written off in fiscal 2000. Exclusive of the one-time charges for the merger and goodwill, non-interest expense increased $320,000 in fiscal 2001. This increase was primarily due to an increase in compensation expense of $1.6 million, largely due to an increase in incentive compensation resulting from increased loan production. In addition, occupancy expense increased $220,000 during this fiscal year. There was an increase in furniture and equipment expense of $130,000 in fiscal 2001, primarily due to normal replacement costs, and data processing expense increased $40,000. These increases were partially offset by decreases in other categories. Other non-interest expense decreased $760,000 due to decreases in postage, retail and other expenses and federal insurance premiums decreased $520,000 due to a reduction in the assessment in fiscal 2001. Also, marketing expense decreased $410,000 due to decreased promotions.

         INCOME TAXES. Income tax expense decreased $910,000 for fiscal 2001 as compared to fiscal 2000. The effective tax rate for fiscal 2001 was 35.24% as compared to 44.44% for fiscal 2000. The unusual effective tax rate for fiscal 2000 is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes. See Note 11 to the Consolidated Financial Statements included as Item 8.


                Comparison of Years Ended March 31, 2000 and 1999

         GENERAL. Net income decreased $10.7 million to $19.5 million in fiscal 2000 from $30.2 million in fiscal 1999. The primary components of this decrease in earnings for fiscal 2000, as compared to fiscal 1999, were a decrease of $7.6 million in non-interest income and an increase of $8.8 million in non-interest expense. This was partially offset by an increase of $2.6 million in net interest income after the provision for loan losses and a decrease of $3.0 million in income taxes. The returns on average assets and average stockholders' equity for fiscal 2000 were .71% and 8.92%, respectively, as compared to 1.16% and 14.44%, respectively, for fiscal 1999.

         NET INTEREST INCOME. Net interest income increased by $2.9 million during fiscal 2000 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $2.68 billion and $2.49 billion in fiscal 2000, respectively, from $2.53 billion and $2.37 billion, respectively, in fiscal 1999. The ratio of average interest-earning assets to average interest-bearing liabilities remained relatively constant at 1.07% for both fiscal 2000 and fiscal 1999. The average yield on interest-earning assets (7.56% in fiscal 2000 versus 7.68% in fiscal 1999) decreased, as did the average cost on interest-bearing liabilities (4.79% in fiscal 2000 versus 4.84% in fiscal
1999). The net interest margin decreased to 3.10% for fiscal 2000 from 3.15% for fiscal 1999 and the interest rate spread decreased to 2.77% from 2.84% for fiscal 2000 and 1999, respectively. The decrease in the net interest margin is reflective of decreased yields on loans as rates fall, offset by a decrease in the cost of funds. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning assets increased net interest income in fiscal 2000 by approximately $8.0 million. Offsetting this increase, was a $4.6 million decrease in net interest income caused by the combination of rate and rate/volume changes.

         PROVISION FOR LOAN LOSSES. Provision for loan losses increased slightly from $1.0 million in fiscal 1999 to $1.3 million in fiscal 2000 based on management's ongoing evaluation of asset quality. There was a decrease in net charge-offs of $1.5 million in overall loans in fiscal 2000, and the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses increased slightly from $24.0 million at March 31, 1999 to $24.4 million at March 31, 2000. This amount represented 1.00% of total loans at March 31, 2000, as compared to 1.08% of total loans at March 31, 1999. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

         NON-INTEREST INCOME. Non-interest income decreased $7.6 million to $14.4 million for fiscal 2000 compared to $22.0 million for fiscal 1999 as a result of several factors. The net gain on sale of loans decreased by $5.3 million largely due to decreased volume of loan sales during the year. Net income from operations of real estate investments decreased $1.1 million because there were fewer sales of partnership interests with more development costs as projects are held at IDI in fiscal 2000. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $1.3 million for fiscal 2000. In addition to decreased loan fee income, there was a non-recurring gain on the sale of an investment property of $360,000 for fiscal 1999. Net gain on sale of investments and securities decreased $350,000 for fiscal 2000, and service charges on deposits also decreased $90,000. Partially offsetting these decreases were increases in other categories. Income from insurance commissions increased $290,000 for fiscal 2000. Loan servicing income increased $210,000 due to increased volume of loans serviced for others.

         NON-INTEREST EXPENSE. Non-interest expense increased $8.8 million for fiscal 2000 compared to 1999 as a result of several factors. The majority of the increase was attributed to merger-related expenses of $8.3 million ($5.1 million, net of tax) due to the merger with FCBF and increased goodwill expense of $1.5 million ($900,000, net of tax). Unamortized goodwill from a previous merger became impaired and was written off. There was an increase in furniture and equipment expense of $430,000 in fiscal 2000, primarily due to normal replacement costs. Marketing expense also increased $340,000 in fiscal 2000 due to increased promotions. Data processing expense increased $190,000 due to consulting expenses associated with computer and software upgrades. These increases were partially offset by several non-interest expense decreases. Compensation expense decreased $1.3 million largely due to decreased incentive payments, and other non-interest expense decreased $390,000 during fiscal 2000. Federal insurance premiums decreased $150,000, and occupancy expense also decreased $110,000 during this fiscal year.

         INCOME TAXES. Income tax expense decreased $3.0 million for fiscal 2000 as compared to fiscal 1999. The effective tax rate for fiscal 2000 was 44.44% as compared to 38.09% for fiscal 1999. The unusual effective tax rate for fiscal 2000 is a result of certain merger-related costs and goodwill amortization that are not deductible for tax purposes. See Note 11 to the Consolidated Financial Statements included as Item 8.

                            NET INTEREST INFORMATION

         AVERAGE INTEREST-EARNING ASSETS, AVERAGE INTEREST-BEARING LIABILITIES AND INTEREST RATE SPREAD AND MARGIN. The following table shows the Corporation's average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, the average net interest margin, computed as net interest income as a ratio of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the years indicated. The average balances are derived from average daily balances.

                                                                           YEAR ENDED MARCH 31,
                                   -------------------------------------------------------------------------------------------------
                                                   2001                             2000                            1999
                                   -------------------------------------------------------------------------------------------------
                                                           AVERAGE                          AVERAGE                         AVERAGE
                                      AVERAGE               YIELD/     AVERAGE               YIELD/    AVERAGE               YIELD/
                                      BALANCE    INTEREST    COST      BALANCE    INTEREST   COST      BALANCE    INTEREST    COST
                                   -------------------------------------------------------------------------------------------------
                                                                        (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                  $  1,882,215  $150,267     7.98%   $1,796,749  $135,369    7.53%  $ 1,683,821  $128,487    7.63%
Consumer loans                           464,926    40,954     8.81       414,478    36,041    8.70       404,264    36,332    8.99
Commercial business loans                 74,356     7,214     9.70        64,155     5,758    8.98        44,952     3,960    8.81
                                    ------------  --------             ----------  --------           -----------  --------
  Total loans receivable (2)           2,421,497   198,435     8.19     2,275,382   177,168    7.79     2,133,036   168,779    7.91
Mortgage-related securities (1)          311,132    20,051     6.44       247,352    15,937    6.44       239,608    15,671    6.54
Investment securities (1)                 92,372     5,313     5.75       104,781     6,108    5.83        94,479     5,778    6.12
Interest-bearing deposits                 34,887     2,121     6.08        22,989     1,245    5.42        36,404     2,287    6.28
Federal Home Loan Bank stock              36,532     2,727     7.46        30,486     2,136    7.01        27,464     1,794    6.53
                                    ------------  --------             ----------  --------           -----------  --------
  Total interest-earning assets        2,896,420   228,647     7.89     2,680,990   202,594    7.56     2,530,991   194,309    7.68
Non-interest-earning assets              154,184                           62,889                          72,569
                                    ------------                       ----------                      ----------
  Total assets                      $  3,050,604                       $2,743,879                      $2,603,560
                                    ============                       ==========                      ==========
INTEREST-BEARING LIABILITIES
Demand deposits                     $    568,448    18,669     3.28    $  537,156    15,259    2.84    $  473,243    13,240    2.80
Regular passbook savings                 134,559     2,147     1.60       190,751     4,969    2.60       139,751     3,110    2.23
Certificates of deposit                1,269,512    76,624     6.04     1,087,459    61,251    5.63     1,169,841    65,897    5.63
                                    ------------  --------             ----------  --------            ----------  --------
  Total deposits                       1,972,519    97,440     4.94     1,815,366    81,479    4.49     1,782,834    82,247    4.61
Notes payable and other
 borrowings                              802,677    50,151     6.25       664,882    37,358    5.62       566,275    31,745    5.61
Other                                     14,583       505     3.46        14,050       556    3.96        16,616       543    3.27
                                    ------------  --------             ----------  --------            ----------  --------
  Total interest-bearing
   liabilities                         2,789,779   148,096     5.31     2,494,298   119,393    4.79     2,365,725   114,535    4.84
                                                  --------     ----                --------    ----                --------    ----
Non-interest-bearing liabilities          44,645                           30,830                          28,412
                                    ------------                       ----------                      ----------
  Total liabilities                    2,834,424                        2,525,128                       2,394,136
Stockholders' equity                     216,180                          218,751                         209,424
                                    ------------                       ----------                      ----------
  Total liabilities and
   stockholders' equity             $  3,050,604                       $2,743,879                      $2,603,560
                                    ============                       ==========                      ==========
  Net interest income/
   interest rate spread                           $ 80,551     2.58%               $ 83,201    2.77%               $ 79,774    2.84%
                                                  ========     ====                ========    ====                ========    ====
  Net interest-earning assets       $    106,641                       $  186,692                      $  165,266
                                    ============                       ==========                      ==========
  Net interest margin                                          2.78%                           3.10%                           3.15%
                                                               ====                            ====                            ====
  Ratio of average interest-
   earning assets to average
   interest-bearing liabilities             1.04                             1.07                            1.07
                                            ====                             ====                            ====

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

                                                         INCREASE (DECREASE) FOR THE YEAR ENDED MARCH 31,
                                  -----------------------------------------------------------------------------------------------
                                              2001 COMPARED TO 2000                          2000 COMPARED TO 1999
                                  -----------------------------------------------------------------------------------------------
                                                             RATE/                                            RATE/
                                     RATE        VOLUME      VOLUME      NET         RATE        VOLUME      VOLUME       NET
                                  -----------------------------------------------------------------------------------------------
                                                                             (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                  $  8,075       $  6,439  $   384   $  14,898    $  (1,626)   $   8,617     $  (109)  $ 6,882
Consumer loans                           470          4,386       57       4,913       (1,178)         917         (30)     (291)
Commercial business loans                466            916       74       1,456           75        1,691          32     1,798
                                    --------       --------  -------   ---------    ---------    ---------     -------   -------
  Total loans receivable               9,011         11,741      515      21,267       (2,729)      11,225        (107)    8,389
Mortgage-related securities (1)            4          4,109        1       4,114         (233)         507          (8)      266
Investment securities (1)                (81)          (724)      10        (795)        (271)         630         (29)      330
Interest-bearing deposits                153            644       79         876         (315)        (843)        116    (1,042)
Federal Home Loan Bank stock             140            423       28         591          130          198          14       342
                                    --------       --------  -------   ---------    ---------    ---------     -------   -------
 Total net change in income on
  interest-earning assets              9,227         16,193      633      26,053       (3,418)      11,717         (14)    8,285

INTEREST -BEARING LIABILITIES
Demand deposits                        2,382            889      139       3,410          203        1,789          27     2,019
Regular passbook savings              (1,925)        (1,464)     567      (2,822)         530        1,135         194     1,859
Certificates of deposit                4,385         10,254      734      15,373           (6)      (4,640)          -    (4,646)
                                    --------       --------  -------   ---------    ---------    ---------     -------   -------
 Total deposits                        4,842          9,679    1,440      15,961          727       (1,716)        221      (768)
Notes payable and other borrowings     4,184          7,742      867      12,793           73        5,527          13     5,613
Other                                    (69)            21       (3)        (51)         115          (84)        (18)       13
                                    --------       --------  -------   ---------    ---------    ---------     -------   -------
 Total net change in expense on
   interest-bearing liabilities        8,957         17,442    2,304      28,703          915        3,727         216     4,858
                                    --------       --------  -------   ---------    ---------    ---------     -------   -------

 Net change in net interest income  $    270       $ (1,249) $(1,671)  $  (2,650)   $  (4,333)   $   7,990     $  (230)  $ 3,427
                                    ========       ========  =======   =========    =========    =========     =======   =======

----------------------------------
(1) Includes amortized cost basis of assets held and available for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001, the Bank made dividend payments of $12.3 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

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

         The Bank is required by the OTS to maintain levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. At March 31, 2001 and 2000, the Bank's liquidity ratio was 15.14% and 11.7%, respectively.

         In fiscal 2001, operating activities resulted in a net cash inflow of $55.0 million. Operating cash flows for fiscal 2001 included earnings of $27.0 million and $(17.0) million of net proceeds from the origination and sale of mortgage loans held for sale.

         Investing activities in fiscal 2001 resulted in a net cash outflow of $210.2 million. Primary investing activities resulting in cash outflows were $78.4 million for the purchase of securities and $128.1 million for the increase in net loans receivable. The most significant cash inflows from investing activities were principal payments of $49.2 million received on mortgage-related securities, as well as $80.2 million from the proceeds of sales and maturities of investment securities.

         Financing activities resulted in a net cash inflow of $176.5 million including a net increase in deposits of $222.0 million, a net increase in borrowings of $20.6 million and a cash outflow of $24.4 million for treasury stock purchases.

         At March 31, 2001, the Corporation had outstanding commitments to originate $90.6 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $145.6 million; and $1.1 million of loans sold with recourse to the Corporation in the event of default by the borrower. (See Note 12 to the Consolidated Financial Statements.) Scheduled maturities of certificates of deposit during the twelve months following March 31, 2001 amounted to $998.4 million, and scheduled maturities of borrowings during the same period totaled $451.0 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

         At March 31, 2001, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations on both a current and fully phased-in basis. See Note 9 to the Consolidated Financial Statements.


                               FINANCIAL CONDITION

         GENERAL. Total assets of the Corporation increased $216.3 million or 7.4% from $2.91 billion at March 31, 2000 to $3.13 billion at March 31, 2001. This increase was primarily funded by net increases in deposits of $222.0 million, and borrowings of $48.2 million. These funds were generally invested in loans receivable and mortgage-related securities.

         MORTGAGE-RELATED SECURITIES. Mortgage-related securities (both available for sale and held to maturity) increased $78.6 million as a net result during the year of (i) purchases of $6.0 million, (ii) principal repayments and market value adjustments of $(80.5) million and (iii) sales of $7.9 million. Mortgage-related securities consisted of $347.2 million of mortgage-backed securities ($153.1 million were available for sale and $194.1 million were held to maturity) and $31.9 million of mortgage-derivative securities ($20.9 million were available for sale and $11.0 million were held to maturity) at March 31, 2001. See Notes 1 and 4 to the Consolidated Financial Statements.

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

         LOANS RECEIVABLE. Total net loans (including loans held for sale) increased $128.1 million during fiscal 2001 from $2.30 billion at March 31, 2000, to $2.43 billion at March 31, 2001. The activity included (i) originations and purchases of $1.16 billion, (ii) sales of $563.8 million, and (iii) principal repayments and other reductions of $468.1 million. See Note 5 to the Corporation's Consolidated Financial Statements for more information.

         NON-PERFORMING ASSETS. Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $5.7 million or 0.18% of total assets at March 31, 2001 from $5.6 million or 0.19% of total assets at March 31, 2000.

         Non-performing assets are summarized as follows for the dates indicated:

                                                                                      AT MARCH 31,
                                                          2001            2000            1999            1998            1997
                                                    -------------------------------------------------------------------------------
                                                                                 (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                             $     2,572    $      2,582     $     2,931     $     3,256     $     3,019
 Multi-family residential                                      372               3               -             898           4,489
 Commercial real estate                                        650             126             145             288           2,978
 Construction and land                                         257               -               -               -              58
 Consumer                                                      499             571             571             765             463
 Commercial business                                           697             332             359             769             610
                                                       -----------    ------------     -----------     -----------     -----------
  Total non-accrual loans                                    5,047           3,614           4,006           5,976          11,617
Real estate held for development and sale                      352           1,691           1,764           4,431           2,736
Foreclosed properties and repossessed assets, net              313             272             630           3,794             246
                                                       -----------    ------------     -----------     -----------     -----------
  Total non-performing assets                          $     5,712    $      5,577     $     6,400     $    14,201     $    14,599
                                                       ===========    ============     ===========     ===========     ===========

Performing troubled debt restructurings                $       300    $        144     $       293     $       725     $       329
                                                       ===========    ============     ===========     ===========     ===========

Total non-accrual loans to total loans                        0.20%           0.15%           0.18%           0.29%           0.66%
Total non-performing assets to total assets                   0.18            0.19            0.24            0.56            0.68
Allowance for loan losses to total loans                      0.94            1.00            1.08            1.23            1.36
Allowance for loan losses to total
 non-accrual loans                                          477.04          675.26          599.78          425.03          207.93
Allowance for loan and foreclosure losses
 to total non-performing assets                             422.16          439.63          379.97          181.15          172.84

         Non-accrual loans increased $1.4 million in fiscal 2001. This increase is largely attributable to one single family property. At March 31, 2001, there was one non-accrual single family loan with a carrying value of greater than $1.0 million. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

         Non-performing real estate held for development and sale decreased $1.3 million during fiscal 2001. At March 31, 2001, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

         Foreclosed properties and repossessed assets increased $40,000 in fiscal 2001. This increase is not attributable to any one property. At March 31, 2001, there are no properties in foreclosed properties with a carrying value greater than $1.0 million.

         The total of performing troubled debt restructurings does not represent a material amount and does not include any loans larger than $1.0 million.

         ALLOWANCES FOR LOAN AND FORECLOSURE LOSSES. The Corporation's loan portfolio, foreclosed properties, and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, collateral value, loan portfolio composition, loan delinquencies, prior loss experience, anticipated loss of interest and losses inherent in the portfolio. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential loan problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers. A summary of the activity in the allowance for loan losses follows:

                                                                       YEAR ENDED MARCH 31,
                                              ------------------------------------------------------------------------
                                                 2001           2000           1999           1998           1997
                                              ------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
Allowance at beginning of year                 $   24,404      $  24,027      $  25,400      $  24,155      $  23,882

Charge-offs:
  Mortgage                                           (560)           (45)        (1,518)          (956)          (222)
  Consumer                                           (794)          (833)        (1,054)        (1,058)          (503)
  Commercial business                                (271)          (378)          (414)          (406)          (275)
                                               ----------      ---------      ---------      ---------      ---------
   Total charge-offs                               (1,625)        (1,256)        (2,986)        (2,420)        (1,000)
                                               ----------      ---------      ---------      ---------      ---------
Recoveries:
  Mortgage                                            232             87            447            825            250
  Consumer                                            102            203            123             76              5
  Commercial business                                  18             37             26             95            168
                                               ----------      ---------      ---------      ---------      ---------
   Total recoveries                                   352            327            596            996            423
                                               ----------      ---------      ---------      ---------      ---------

   Net charge-offs                                 (1,273)          (929)        (2,390)        (1,424)          (577)
                                               ----------      ---------      ---------      ---------      ---------

Provision                                             945          1,306          1,017          1,250            850
Acquired banks' allowances                              -              -              -          1,419              -
                                               ----------      ---------      ---------      ---------      ---------
Allowance at end of year                       $   24,076      $  24,404      $  24,027      $  25,400      $  24,155
                                               ==========      =========      =========      =========      =========

Net charge-offs to average loans
 held for sale and for investment                   (0.05)%        (0.04)%        (0.11)%        (0.07)%        (0.03)%
                                               ==========      =========      =========      =========      =========

         The fiscal 2001 provision for loan losses totaled $950,000 compared to $1.3 million in fiscal 2000. The provision for loan losses for fiscal years 2001 and 2000 remain at significantly lower levels compared to earlier years when the Bank's charge-off experience from certain portfolio segments required larger allowances due to higher defaults during a period of economic downturn. Those segments were largely multi-family real estate loans secured by properties in states other than Wisconsin and leases receivable. The Corporation had, until the past few years, substantially ceased extending credit in those segments since the late 1980's. Because of this historical experience, and based on the volume and type of lending reintroduced to the loan portfolio (in the real estate held for development and sale segment), management considered it appropriate to retain the allowance at its present level. For further discussion of the real estate held for development and sale segment, see Item 8 - Note 15 to the Consolidated Financial Statements and Item 1 - "Business - Subsidiaries".

         The level of allowances for loan losses considers numerous factors including the outstanding loan balances in various categories of loans and the relative risk of each category. The loan portfolio has consistently shifted toward higher risk categories since 1997, as the Bank restructures its loans to include a greater portion in non-single family mortgage loans. The Bank also considers economic trends in its overall level of general allowances.

         Historically, the Bank's non-performing and classified assets have fluctuated with economic trends, both locally and nationally. At March 31, 2001, the present positive local and national economic conditions are reflected in the Bank's decrease in classified assets. In response to these conditions, the Bank has decreased its general reserve from $9.4 million to $6.6 million. Management believes that the present level of the allowance is prudent.

         Loan charge-offs were $1.6 million and $1.3 million for the fiscal years ending March 31, 2001 and 2000, respectively. Total charge-offs for the years ended March 31, 2001 and 2000 increased $370,000 and decreased $1.7 million, respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2001 is largely due to an increase of $520,000 in mortgage loan charge-offs. Commercial loan charge-offs decreased $110,000, while consumer loan charge-offs decreased $40,000 for the year ended March 31, 2001. The decrease in charge-offs for fiscal 2000 was largely due to decreases in mortgage and consumer loan charge-offs. Mortgage loan and consumer loan charge-offs decreased $1.5 million and $220,000, respectively, for the year ended March 31, 2000. Commercial loan charge-offs decreased $40,000 for the year ended March 31, 2000. While recoveries slightly offset the charge-offs for the year ended March 31, 2001, such recoveries increased $20,000 from $330,000 in fiscal 2000 to $350,000 in fiscal 2001. Recoveries decreased $270,000 during the fiscal year ended March 31, 2000.

         The increased level in net charge-offs of $340,000 and decreased level in net charge-offs of $1.5 million for the respective years ended March 31, 2001 and 2000 do not represent changes in the quality of the loan portfolio, but instead reflect the local and national trends in overall consumer debt levels and bankruptcy filings.

         The table below shows the Corporation's allocation of the allowance for loan losses by loan type at the dates indicated.

                                                                          MARCH 31,
                           ---------------------------------------------------------------------------------------------------------
                              2001                  2000                  1999                  1998                  1997
                           ---------------------------------------------------------------------------------------------------------
                                     % OF TOTAL          % OF TOTAL           % OF TOTAL            % OF TOTAL           % OF TOTAL
                                      LOANS BY            LOANS BY             LOANS BY              LOANS BY             LOANS BY
                             AMOUNT   CATEGORY   AMOUNT   CATEGORY    AMOUNT   CATEGORY     AMOUNT   CATEGORY    AMOUNT   CATEGORY
                           ---------------------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
Single-family residential   $  2,104     8.74%  $  2,109      8.64%   $ 2,035      8.47%   $ 1,277       5.03%  $   679      2.81%
Multi-family residential       2,284     9.49      1,749      7.17      1,962      8.17        592       2.33       492      2.04
Commercial real estate         7,181    29.83      6,360     26.06      4,976     20.71      1,624       6.39     1,010      4.18
Construction and land              -        -          -         -          -         -        187       0.74         -         -
Consumer                       2,120     8.81      2,088      8.56      1,543      6.42      2,188       8.61     1,511      6.26
Commercial business            3,817    15.85      2,729     11.18      3,000     12.49      1,337       5.26     1,370      5.67
Unallocated                    6,570    27.29      9,369     38.39     10,511     43.75     18,195      71.63    19,093     79.04
                            --------   ------   --------   -------    -------    ------    -------     ------   -------    ------
  Total allowance for
    loan losses             $ 24,076   100.00%  $ 24,404    100.00%   $24,027    100.00%   $25,400     100.00%  $24,155    100.00%
                            ========   ======   ========   =======    =======    ======    =======     ======   =======    ======

         Although management believes that the March 31, 2001, allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process, in order to continue to maintain strong asset quality.

         DEPOSITS. Deposits increased $222.0 million during fiscal 2001 to $2.12 billion, of which $179.6 million was due to increases in certificates of deposit, $23.9 million was due to increases in money market accounts, and $25.3 million was due to increases in NOW accounts. All of these increases were due to promotions and related growth of deposit households. The weighted average cost of deposits increased to 4.75% at fiscal year-end 2001 compared to 4.59% at fiscal year-end 2000.

         BORROWINGS. FHLB advances increased $20.9 million during fiscal 2001 primarily to fund the increased loan activity. At March 31, 2001, advances totaled $669.9 million with a weighted average interest rate of 6.05%. Reverse repurchase agreements decreased $64.5 million during fiscal 2001. Other loans payable increased $27.3 million from the prior fiscal year. For additional information, see Note 8 to the Consolidated Financial Statements.

         STOCKHOLDERS' EQUITY. Stockholders' equity at March 31, 2001 was $219.6 million, or 7.02% of total assets, compared to $217.2 million and 7.46% of total assets at March 31, 2000. Stockholders' equity increased during the year as a result of (i) comprehensive income of $30.6 million, which includes net income of $27.0 million and an change in net unrealized losses on available-for-sale securities as a part of accumulated other comprehensive income of $3.6 million,
(ii) the exercise of stock options of $1.7 million, (iii) the vesting of recognition plan shares of $210,000, (iv) employee stock plan purchases of $1.2 million, (v) the tax benefit from certain stock options of $100,000. These were offset by (i) the purchase of treasury stock of $24.6 million and (ii) the payment of cash dividends of $6.9 million.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ASSET AND LIABILITY MANAGEMENT. The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the "gap"). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame.

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

         The Corporation's cumulative net gap position at March 31, 2001 for one year or less was a negative 8.43% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

         The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation's interest rate sensitivity gap position as of March 31, 2001.

                                                                                                                         FAIR VALUE
                                      03/31/02     03/31/03     03/31/04   03/31/95   03/31/96   THEREAFTER     TOTAL     03/31/01
                                    ------------------------------------------------------------------------------------------------
                                                                         (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)      $  212,198    $  83,276   $  46,920    $28,563    $17,816     $ 68,185   $  456,958  $  456,533
    Average interest rate                  7.44%        7.54%       7.38%      7.29%      7.32%        7.28%

  Mortgage loans -Variable (1) (2)      812,310      281,980     149,149     27,942     14,769            -    1,286,150   1,292,236
    Average interest rate                  8.09%        7.83%       7.83%      7.81%      7.81%

 Consumer loans (1)                     343,820       67,163      32,382     15,655      8,646       11,041      478,707     482,337
    Average interest rate                  8.32%        8.46%       8.44%      8.42%      8.42%        8.41%

 Commercial business loans (1)           42,568       12,357       3,502        812        545        1,302       61,086      84,925
    Average interest rate                  8.43%        8.43%       8.43%      8.43%      8.43%        8.43%

 Mortgage-related securities (3)         99,594       60,078      42,902     31,819     23,993      120,772      379,158     361,569
    Average interest rate                  6.54%        6.54%       6.54%      6.54%      6.54%        6.54%

 Investment securities and other
  interest-earning assets (3)            99,146        7,721       7,721      5,200      3,939       11,818      135,545     139,195
    Average interest rate                  6.24%        5.70%       5.70%      5.70%      5.70%        5.70%
    Total rate sensitive assets       1,609,636      512,575     282,576    109,991     69,708      213,118    2,797,604   2,816,795

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)               366,801       68,748      46,617     32,235     22,764       74,597      611,762     569,555
    Average interest rate                  3.50%        3.78%       3.58%      3.36%      3.12%        2.27%

Time-deposits (4)                       998,429      207,383     142,744      3,488      3,488          823    1,356,355   1,370,351
    Average interest rate                  6.12%        6.17%       6.46%      5.66%      5.66%        5.99%

 Borrowings                             509,044       92,900      24,000     30,500     13,000       58,500      727,944     728,582
    Average interest rate                  6.23%        5.72%       5.47%      5.85%      5.26%        5.25%
    Total rate sensitive liabilities  1,874,274      369,031     213,361     66,223     39,252      133,920    2,696,061   2,668,488

Interest sensitivity gap             $ (264,638)   $ 143,544   $  69,215    $43,768    $30,456     $ 79,198   $  101,543
                                     ==========    =========   =========    =======    =======     ========   ==========

Cumulative interest sensitivity gap  $ (264,638)   $(121,094)  $ (51,879)   $(8,111)   $22,345     $101,543
                                     ==========    =========   =========    =======    =======     ========

Cumulative interest sensitivity
gap as a percent of total assets          (8.43)%      (3.86)%     (1.65)%    (0.26)%     0.71%        3.24%

---------------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $111.3 million, and (ii) non-accrual loans, which amounted to $5.0 million.
(2) Includes $17.6 million of loans held for sale spread throughout the periods.
(3) Includes $196.2 million of securities available for sale spread throughout the periods.
(4) Does not include $159.3 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $13.8 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.



                                                                                                               Page
                                                                                                               ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ...............................................................................     40

Consolidated Statements of Income..........................................................................     41

Consolidated Statements of Changes in Stockholders' Equity.................................................     42

Consolidated Statements of Cash Flows......................................................................     44

Notes to Consolidated Financial Statements ................................................................     46

Report of Ernst & Young LLP, Independent Auditors .........................................................     72

Management and Audit Committee Report......................................................................     73

SUPPLEMENTARY DATA

Quarterly Financial Information............................................................................     74

CONSOLIDATED BALANCE SHEETS


                                                                                         MARCH 31,
                                                                           -------------------------------------
                                                                                 2001               2000
                                                                           -------------------------------------
                                                                           (In Thousands, Except Per Share Data)
ASSETS
Cash                                                                           $    58,481        $    46,560
Interest-bearing deposits                                                           46,561             37,148
                                                                               -----------        -----------
  Cash and cash equivalents                                                        105,042             83,708
Investment securities available for sale                                            22,216             34,936
Investment securities held to maturity (fair value of $34,096 and
  $49,971, respectively)                                                            33,913             51,270
Mortgage-related securities available for sale                                     173,968             57,276
Mortgage-related securities held to maturity (fair value of $207,669
  and $234,505, respectively)                                                      205,191            243,243
Loans receivable, net:
  Held for sale                                                                     17,622              1,764
  Held for investment                                                            2,414,976          2,302,721
Foreclosed properties and repossessed assets, net                                      313                272
Real estate held for development and sale                                           48,658             34,063
Office properties and equipment                                                     25,734             25,712
Federal Home Loan Bank stock--at cost                                               37,985             34,597
Accrued interest on investments and loans                                           20,862             19,364
Prepaid expenses and other assets                                                   20,994             22,226
                                                                               -----------        -----------
     Total assets                                                              $ 3,127,474        $ 2,911,152
                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                        $2,119,320         $1,897,369
Federal Home Loan Bank and other borrowings                                        712,650            664,446
Reverse repurchase agreements                                                       27,948             92,413
Advance payments by borrowers for taxes and insurance                                7,918              8,213
Other liabilities                                                                   40,026             31,496
                                                                               -----------        -----------
     Total liabilities                                                           2,907,862          2,693,937
                                                                               -----------        -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                            -                  -
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 22,814,923 and 24,088,147 shares outstanding,
 respectively                                                                        2,536              2,536
Additional paid-in capital                                                          56,571             56,496
Retained earnings                                                                  197,599            179,211
Treasury stock (2,548,416 shares and 1,275,192 shares,
 respectively), at cost                                                            (38,339)           (18,438)
Common stock purchased by benefit plans                                               (709)              (923)
Accumulated other comprehensive income (loss)                                        1,954             (1,667)
                                                                               -----------        -----------
     Total stockholders' equity                                                    219,612            217,215
                                                                               -----------        -----------
     Total liabilities and stockholders' equity                                $ 3,127,474        $ 2,911,152
                                                                               ===========        ===========


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEAR ENDED MARCH 31,
                                                              --------------------------------------------
                                                                  2001           2000            1999
                                                              --------------------------------------------
                                                                 (In Thousands, Except Per Share Data)

INTEREST INCOME:
Loans                                                            $ 198,435       $ 177,168      $ 168,779
Mortgage-related securities                                         20,051          15,937         15,671
Investment securities                                                8,040           8,244          7,572
Interest-bearing deposits                                            2,121           1,245          2,785
                                                                 ---------       ---------      ---------
  Total interest income                                            228,647         202,594        194,807

INTEREST EXPENSE:
Deposits                                                            97,440          81,479         82,247
Notes payable and other borrowings                                  50,151          37,358         31,745
Other                                                                  505             556            543
                                                                 ---------       ---------      ---------
  Total interest expense                                           148,096         119,393        114,535
                                                                 ---------       ---------      ---------
  Net interest income                                               80,551          83,201         80,272
Provision for loan losses                                              945           1,306          1,017
                                                                 ---------       ---------      ---------
  Net interest income after provision for loan losses               79,606          81,895         79,255

NON-INTEREST INCOME:
Loan servicing income                                                2,745           2,303          2,093
Service charges on deposits                                          5,764           4,928          5,014
Insurance commissions                                                1,815           1,415          1,129
Gain on sale of loans                                                3,044           2,010          7,354
Net gain on sale of investments and mortgage-related securities        311             272            623
Net income (loss) from operations of real estate investments        (2,023)          1,499          2,563
Other                                                                1,847           1,963          3,243
                                                                 ---------       ---------      ---------
  Total non-interest income                                         13,503          14,390         22,019

NON-INTEREST EXPENSE:
Compensation                                                        28,442          26,833         28,165
Occupancy                                                            4,416           4,196          4,303
Furniture and equipment                                              3,812           3,685          3,257
Data processing                                                      3,821           3,777          3,588
Marketing                                                            2,129           2,534          2,194
Merger-related                                                           -           8,297              -
Goodwill                                                                 -           1,761            279
Federal insurance premiums                                             386             905          1,052
Other                                                                8,444           9,199          9,588
                                                                 ---------       ---------      ---------
  Total non-interest expense                                        51,450          61,187         52,426
                                                                 ---------       ---------      ---------
  Income before income taxes                                        41,659          35,098         48,848
Income taxes                                                        14,682          15,596         18,607
                                                                 ---------       ---------      ---------
  Net income                                                     $  26,977       $  19,502      $  30,241
                                                                 =========       =========      =========
Earnings per share:
  Basic                                                          $    1.19       $    0.80      $    1.26
  Diluted                                                             1.16            0.78           1.19
Dividends declared per share                                          0.30            0.25           0.20



See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      ADDITIONAL
                                                                          COMMON       PAID-IN      RETAINED     TREASURY
                                                                          STOCK        CAPITAL      EARNINGS      STOCK
                                                                     ------------------------------------------------------
                                                                          (Dollars in thousands except per share data)
                                                                     ------------------------------------------------------

Balance at March 31, 1998                                                 $2,500      $77,345     $154,826     $(29,981)
                                                                       ==================================================

Comprehensive income
Net income                                                                     -            -       30,241            -
     Change in net unrealized gains
     (losses) on available-for-sale
     securities net of tax                                                     -            -            -            -
Comprehensive income
Purchase of treasury stock                                                     -            -            -      (11,492)
Exercise of stock options                                                      -          193       (9,815)      12,316
Purchase of stock by retirement plan                                           -            -          (23)         784
Cash dividend ($0.20 per share)                                                -            -       (3,482)           -
Cash dividend paid by acquiree prior
      to combination                                                           -            -       (3,289)           -
Recognition plan shares vested                                                 -            -            -            -
Common stock in Rabbi Trust                                                    -            -            -       (1,438)
Tax benefit from stock
      related compensation                                                     -        2,661            -            -
Repayment of ESOP borrowings                                                   -            -            -            -
                                                                       --------------------------------------------------
 Balance at March 31, 1999                                                $2,500      $80,199     $168,458     $(29,811)
                                                                       ==================================================

Comprehensive income:
Net income                                                                     -            -       19,502            -
     Change in net unrealized gains
     (losses) on available-for-sale
     securities net of tax                                                     -            -            -            -

Comprehensive income
Retirement of treasury stock                                                   -      (28,583)           -       28,583
Conversion of FCBF shares                                                      -        2,593            -            -
Purchase of treasury stock                                                     -            -            -      (21,403)
Exercise of stock options                                                     36          741       (2,838)       3,819
Purchase of stock by retirement plan                                           -          154           20          374
Cash dividend ($0.25 per share)                                                -            -       (5,931)           -
Recognition plan shares vested                                                 -            -            -            -
Common stock in Rabbi Trust                                                    -         (196)           -            -
Tax benefit from stock
      related compensation                                                     -        1,588            -            -
Repayment of ESOP borrowings                                                   -            -            -            -
                                                                       --------------------------------------------------
 Balance at March 31, 2000                                                $2,536      $56,496     $179,211     $(18,438)
                                                                       ==================================================

                                                                          UNEARNED
                                                                           COMMON
                                                                           STOCK                 ACCUMULATED
                                                                          PURCHASED   UNEARNED      OTHER
                                                                             BY        SHARES   COMPREHENSIVE
                                                                          BENEFIT        OF        INCOME/
                                                                           PLANS        ESOP       (LOSS)        TOTAL
                                                                       --------------------------------------------------
                                                                          (Dollars in thousands except per share data)
                                                                       --------------------------------------------------

Balance at March 31, 1998                                                 $(2,415)       $(850)      $1,443    $202,868
                                                                        ================================================

Comprehensive income
Net income                                                                      -            -            -      30,241
     Change in net unrealized gains
     (losses) on available-for-sale
     securities net of tax                                                      -            -         (443)       (443)
                                                                                                               --------
Comprehensive income                                                                                             29,798
Purchase of treasury stock                                                      -            -            -     (11,492)
Exercise of stock options                                                       -            -            -       2,694
Purchase of stock by retirement plan                                            -            -            -         761
Cash dividend ($0.20 per share)                                                 -            -            -      (3,482)
Cash dividend paid by acquiree prior
      to combination                                                            -            -            -      (3,289)
Recognition plan shares vested                                                  -          161            -         161
Common stock in Rabbi Trust                                                     -            -            -      (1,438)
Tax benefit from stock
      related compensation                                                      -            -            -       2,661
Repayment of ESOP borrowings                                                1,045            -            -       1,045
                                                                        ------------------------------------------------
 Balance at March 31, 1999                                                $(1,370)       $(689)      $1,000    $220,287
                                                                        ================================================

Comprehensive income:
Net income                                                                      -            -            -      19,502
     Change in net unrealized gains
     (losses) on available-for-sale
     securities net of tax                                                      -            -       (2,667)     (2,667)
                                                                                                              ---------
Comprehensive income                                                                                             16,835
Retirement of treasury stock                                                    -            -            -           -
Conversion of FCBF shares                                                    (740)           -            -       1,853
Purchase of treasury stock                                                      -            -            -     (21,403)
Exercise of stock options                                                       -            -            -       1,758
Purchase of stock by retirement plan                                            -            -            -         548
Cash dividend ($0.25 per share)                                                 -            -            -      (5,931)
Recognition plan shares vested                                                140            -            -         140
Common stock in Rabbi Trust                                                 1,047            -            -         851
Tax benefit from stock
      related compensation                                                      -            -            -       1,588
Repayment of ESOP borrowings                                                    -          689            -         689
                                                                        ------------------------------------------------
 Balance at March 31, 2000                                                  $(923)          $-      $(1,667)   $217,215
                                                                        ================================================

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, (CON'T.)





                                                                                      ADDITIONAL
                                                                           COMMON       PAID-IN      RETAINED     TREASURY
                                                                           STOCK        CAPITAL      EARNINGS      STOCK
                                                                        -----------------------------------------------------
                                                                             (Dollars in thousands except per share data)

Comprehensive income:
Net income                                                                         -             -       26,977            -
     Change in net unrealized gains
     (losses) on available-for-sale
     securities net of tax                                                         -             -            -            -

Comprehensive income
Purchase of treasury stock                                                         -             -            -      (24,605)
Exercise of stock options                                                          -           (26)      (1,643)       3,378
Purchase of stock by retirement plans                                              -             -          (79)       1,326
Cash dividend ($0.075 per share)                                                   -             -       (6,867)           -
Recognition plan shares vested                                                     -             -            -            -
Common stock in Rabbi Trust                                                        -             -            -            -
Tax benefit from stock
      related compensation                                                         -           101            -            -
                                                                        -----------------------------------------------------
 Balance at March 31, 2001                                                    $2,536       $56,571     $197,599     $(38,339)
                                                                        =====================================================





                                                                         UNEARNED
                                                                          COMMON
                                                                          STOCK                 ACCUMULATED
                                                                         PURCHASED   UNEARNED      OTHER
                                                                            BY        SHARES   COMPREHENSIVE
                                                                         BENEFIT        OF        INCOME/
                                                                          PLANS        ESOP        (LOSS)       TOTAL
                                                                        -------------------------------------------------
                                                                          (Dollars in thousands except per share data)
Comprehensive income:
Net income                                                                       -            -            -      26,977
     Change in net unrealized gains
     (losses) on available-for-sale
     securities net of tax                                                       -            -        3,621       3,621
                                                                                                                --------
Comprehensive income                                                                                              30,598
Purchase of treasury stock                                                       -            -            -     (24,605)
Exercise of stock options                                                        -            -            -       1,709
Purchase of stock by retirement plans                                            -            -            -       1,247
Cash dividend ($0.075 per share)                                                 -            -            -      (6,867)
Recognition plan shares vested                                                 214            -            -         214
Common stock in Rabbi Trust                                                      -            -            -           -
Tax benefit from stock
      related compensation                                                       -            -            -         101
                                                                        ------------------------------------------------
 Balance at March 31, 2001                                                   $(709)          $-       $1,954    $219,612
                                                                        ================================================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEAR ENDED MARCH 31,
                                                                    ------------------------------------------------------
                                                                         2001                 2000             1999
                                                                    ------------------------------------------------------
                                                                                         (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                $ 26,977           $   19,502        $   30,241
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                                      945                1,306             1,217
 Provision for depreciation and amortization                                  2,696                3,298             2,522
 Net gain on sales of loans                                                  (3,044)              (2,010)           (7,354)
 Amortization of stock benefit plans                                            397                  412               248
 Deferred income taxes                                                          225                  653               627
 Tax Benefit from stock related compensation                                    101                1,588             2,661
 Increase  in accrued interest receivable                                    (1,497)              (2,042)             (770)
 Increase (decrease) in accrued interest payable                              3,066                3,190              (352)
 Increase (decrease) in accounts payable                                      8,287               13,705            (4,075)
 Other                                                                       33,463                7,837            (2,482)
                                                                           --------           ----------        ----------
 Net cash provided by operating activities before proceeds
  from loan sales                                                            71,616               47,439            22,483
 Net proceeds from origination and sale of loans held for sale              (16,954)             (23,796)           17,593
                                                                           --------           ----------        ----------
  Net cash provided by operating activities                                  54,662               23,643           40,076

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale              6,254               44,360           35,906
 Proceeds from maturities of investment securities                           73,921               62,502           79,055
 Purchase of investment securities available for sale                       (72,408)             (95,021)         (66,160)
 Purchase of investment securities held to maturity                               -              (11,000)         (55,981)
 Proceeds from sale of mortgage-related securities available for sale         7,852                    -            5,761
 Purchase of mortgage-related securities held to maturity                         -              (83,181)         (17,958)
 Purchase of mortgage-related securities available for sale                  (5,984)             (14,999)         (12,843)
 Principal collected on mortgage-related securities                          49,168               54,410          113,248
 Loans originated for investment                                           (584,595)          (1,105,801)      (1,332,866)
 Principal repayments on loans                                              331,007              930,962        1,098,968
 Net office properties and equipment                                             22                 (833)          (2,228)
 Sales of real estate                                                           312                5,009            7,912
 Investment in real estate held for development and sale                    (15,756)              (8,997)         (14,379)
                                                                           --------           ----------       ----------
  Net cash used by investing activities                                    (210,207)            (222,589)        (161,565)



                                                                                     YEAR ENDED MARCH 31,
                                                                    ------------------------------------------------------
                                                                         2001                 2000             1999
                                                                    ------------------------------------------------------
                                                                                          (In Thousands)

FINANCING ACTIVITIES
 Increase in deposit accounts                                              $221,951           $   61,953       $  124,937
 Decrease in advance payments by borrowers
   for taxes and insurance                                                     (295)              (2,147)          (1,239)
 Proceeds from notes payable to Federal Home Loan Bank                      878,600            1,158,600        1,512,450
 Repayment of notes payable to Federal Home Loan Bank                      (857,750)          (1,027,249)      (1,502,900)
 Increase (decrease) in securities sold under agreements
  to repurchase                                                             (64,465)              49,949             (471)
 Increase (decrease) in other loans payable                                  27,354                2,600              (30)
 Treasury stock purchased                                                   (24,605)             (21,403)         (11,492)
 Exercise of stock options                                                    1,709                1,758            2,694
 Purchase of stock by retirement plans                                        1,247                  548              761
 Payments of cash dividends to stockholders                                  (6,867)              (5,931)          (6,771)
                                                                           --------           ----------       ----------
   Net cash provided by financing activities                                176,879              218,678          117,939
                                                                           --------           ----------       ----------
   Net increase in cash and cash equivalents                                 21,334               19,732           (3,550)
 Cash and cash equivalents at beginning of year                              83,708               63,976           67,526
                                                                           --------           ----------       ----------
   Cash and cash equivalents at end of year                                $105,042           $   83,708       $   63,976
                                                                           ========           ==========       ==========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                      $151,162           $  122,583       $  114,562
  Income taxes                                                               14,574               12,192           16,813

Non-cash transactions:
 Loans transferred to foreclosed properties                                      41                    -              230
 Retirement of treasury stock                                                     -               28,563
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                               128,456               74,330           92,427


 See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS Anchor BanCorp Wisconsin Inc. (the "Corporation") is a Wisconsin corporation incorporated in 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, fsb (the "Bank"), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), which invests in real estate held for development and sale.

BASIS OF FINANCIAL STATEMENT PRESENTATION The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Investment Services Inc., and ADPC Corporation. IDI's wholly owned subsidiaries are Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

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

Realized gains and losses, and declines in value judged to be other than temporary, are included in "Net gain on sale of securities" in the consolidated statements of income as a component of other income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at the lower of aggregate cost or market value. Fees received from the borrower and direct costs to originate are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. For loans delivered to and funded by the Federal Home Loan Bank (FHLB) see Note 12. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair values of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

INTEREST ON LOANS Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from the allowance for interest. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $194,000 and $144,000 were established at March 31, 2001 and 2000, respectively, for interest on non-accrual status loans.

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

ALLOWANCES FOR LOAN LOSSES An allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the respective portfolios. Management's evaluation of the allowance for loan losses considers various factors including, but not limited to, general economic conditions, the level of troubled loans, expected future cash flows, loan portfolio composition, prior loss experience, estimated sales price of the collateral, and holding and selling costs. The evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. While management uses available information to recognize losses, future additions to the allowances may be necessary based on changes in economic conditions. A loan is considered impaired when it is probable that a creditor will be unable to collect all contractual principle and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as non-accrual and restructured loans exclusive of smaller balance homogeneous loan such as home equity, installment and one-to-four family residential loans. An impairment is recorded when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective rate. However, as a practical expedient, management measures impairment based on the fair value of the underlying collateral. At March 31, 2001 and 2000, the amount of loans considered impaired by management is not significant.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE Real estate held for development and sale includes investments in land and partnerships that purchased land and other property and also an investment in a multi-family residential property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value.

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

DEPRECIATION AND AMORTIZATION The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives of the assets. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill, representing the excess of purchase price over the fair value of net assets acquired, resulted from an acquisition made by the Bank in a prior year. In 2000, increased competition for deposits from alternate investment products and increases in interest rates that negatively impacted interest rate spread and net interest margin, caused management to revise cash flow estimates to be realized from the acquired business. A review of the remaining goodwill indicated that, based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, it was impaired. Accordingly, the remaining unamortized goodwill was written off. This write-off is included in the amortization of intangibles in the consolidated statement of income for 2000.

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

ADVERTISING COSTS All advertising costs incurred by the Corporation are expensed in the period in which they are incurred.

INCOME TAXES The Corporation's deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities. The Corporation and its subsidiaries file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity on a separate return basis.

EARNINGS PER SHARE Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

COMPREHENSIVE INCOME Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Corporation includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

NEW ACCOUNTING STANDARDS In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137 to effectively defer the implementation date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" for one year. SFAS No. 133 was issued in June 1998 and established, for the first time, comprehensive accounting and reporting standards for derivative instruments and hedging activities. This new standard requires that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss due to changes in fair value could either be reported in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. With the issuance of SFAS No. 137, SFAS No. 133 is now effective April 1, 2001. The adoption of this new statement did not have a material effect on the Corporation's financial condition, results of operations, or liquidity.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FASB No. 140") that replaces, in its entirety, FASB Statement No. 125. Although FASB No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Corporation will apply the new rules prospectively to transactions beginning in April of 2001. Based on current circumstances, the Corporation believes the application of the new rules will not have a material impact on its financial statements.

RECLASSIFICATIONS Certain 2000 and 1999 accounts have been reclassified to conform to the 2001 presentations.

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

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):


                                                                                   GROSS               GROSS
                                                            AMORTIZED           UNREALIZED           UNREALIZED
                                                              COST                 GAINS               LOSSES          FAIR VALUE
                                                          -----------------------------------------------------------------------

AT MARCH 31, 2001:
Available for Sale:
  U.S. Government and federal agency obligations              $  9,081              $ 138             $     -            $ 9,219
  Mutual funds                                                   5,996                  9                   -              6,005
  Corporate stock and other                                      7,837                547              (1,392)             6,992
                                                              --------              -----             -------            -------
                                                              $ 22,914              $ 694             $(1,392)           $22,216
                                                              ========              =====             =======            =======
Held to Maturity:
  U.S. Government and federal agency obligations              $ 33,913              $ 186             $    (3)           $34,096
                                                              ========              =====             =======            =======

AT MARCH 31, 2000:
Available for Sale:
  U.S. Government and federal agency obligations              $ 13,748              $   -             $  (218)           $13,530
  Mutual funds                                                  14,247                  -                 (57)            14,190
  Corporate stock and other                                      8,026                  -              (1,362)             6,664
  Municipal securities                                             555                  -                  (3)               552
                                                              --------              -----             -------            -------
                                                              $ 36,576              $   -             $(1,640)           $34,936
                                                              ========              =====             =======            =======
Held to Maturity:
  U.S. Government and federal agency obligations              $ 51,270              $   3             $(1,302)           $49,971
                                                              ========              =====             =======            =======



Proceeds from sales of investment securities available for sale during the years ended March 31, 2001, 2000 and 1999 were $6,254,000, $44,360,000, and
$35,906,000, respectively. Gross gains of $110,000, $287,000, and $550,000 were realized on sales in 2001, 2000 and 1999, respectively. Gross losses of $4,000, $15,000 and $36,000 were realized on sales of investment securities for the years ended March 31, 2001, 2000 and 1999, respectively.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2001 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Government agency securities subject to three-month calls amount to $20,025,000 at March 31, 2001. Securities subject to six-month calls at March 31, 2001 are $506,000.



                                                               AVAILABLE FOR SALE                         HELD TO MATURITY
                                                      ----------------------------------------------------------------------------
                                                         AMORTIZED               FAIR               AMORTIZED              FAIR
                                                            COST                 VALUE                 COST                VALUE
                                                      ----------------------------------------------------------------------------


Due in one year or less                                   $  9,076            $  9,089             $ 10,653               $10,704
Due after one year through five years                        7,078               7,225               23,260                23,392
Due after five years                                           268                 240                    -                     -
Corporate stock                                              6,492               5,662                    -                     -
                                                          --------            --------             --------               -------
                                                          $ 22,914            $ 22,216             $ 33,913               $34,096
                                                          ========            ========             ========               =======



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

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

                                                                         GROSS               GROSS
                                                 AMORTIZED            UNREALIZED           UNREALIZED
                                                   COST                  GAINS               LOSSES           FAIR VALUE
                                               ---------------------------------------------------------------------------

AT MARCH 31, 2001:
Available for Sale:
  CMO's and REMICS                                 $  20,172              $   738            $   (18)            $ 20,892
  Mortgage-backed securities                         149,914                3,185                (23)             153,076
                                                   ---------              -------            -------             --------
                                                   $ 170,086              $ 3,923            $   (41)            $173,968
                                                   =========              =======            =======             ========
Held to Maturity:
  CMO's and REMICS                                 $  11,042              $   133            $    (5)            $ 11,170
  Mortgage-backed securities                         194,149                2,418                (68)             196,499
                                                   ---------              -------            -------             --------
                                                   $ 205,191              $ 2,551            $   (73)            $207,669
                                                   =========              =======            =======             ========


AT MARCH 31, 2000:
Available for Sale:
  CMO's and REMICS                                 $  19,952              $   107            $  (473)            $ 19,586
  Mortgage-backed securities                          38,683                   40             (1,033)              37,690
                                                   ---------              -------            -------             --------
                                                   $  58,635              $   147            $(1,506)            $ 57,276
                                                   =========              =======            =======             ========
Held to Maturity:
  CMO's and REMICS                                 $  14,084              $    17            $  (224)            $ 13,877
  Mortgage-backed securities                         229,159                  106             (8,637)             220,628
                                                   ---------              -------            -------             --------
                                                   $ 243,243              $   123            $(8,861)            $234,505
                                                   =========              =======            =======             ========




Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2001 and 1999 were $7,852,000 and $5,761,000, respectively. There were no sales of mortgage-related securities during the year ended March 31, 2000. Gross gains of $205,000 and $109,000 were realized on sales in 2001 and 1999, respectively. No gains were realized in 2000. No losses were realized in 2001, 2000, or 1999.

At March 31, 2001, $3.5 million of the Corporation's mortgage-related securities available for sale and $28.2 million mortgage-related securities held to maturity were pledged as collateral to secure various obligations of the Corporation. See Note 8.

NOTE 5 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):

                                                                                           MARCH 31,
                                                              ------------------------------------------------------------
                                                                     2001                                     2000
                                                              ------------------------------------------------------------

First mortgage loans:
  Single-family residential                                          $  872,718                                $1,001,408
  Multi-family residential                                              305,009                                   291,917
  Commercial real estate                                                501,640                                   388,678
  Construction                                                          266,712                                   210,660
  Land                                                                   43,849                                    29,232
                                                                     ----------                                ----------
                                                                      1,989,928                                 1,921,895
Second mortgage loans                                                   271,733                                   243,124
Education loans                                                         130,215                                   136,011
Commercial business loans and leases                                     90,212                                    61,419
Credit card and other consumer loans                                     72,274                                    65,686
                                                                     ----------                                ----------
                                                                      2,554,362                                 2,428,135
Less:
  Undisbursed loan proceeds                                             111,298                                    97,092
  Allowance for loan losses                                              24,076                                    24,404
  Unearned loan fees                                                      3,610                                     3,528
  Discount on purchased loans                                               371                                       361
  Unearned interest                                                          31                                        29
                                                                     ----------                                ----------
                                                                        139,386                                   125,414
                                                                     ----------                                ----------
                                                                     $2,414,976                                $2,302,721
                                                                     ==========                                ==========



A summary of the activity in the allowance for loan losses follows (in thousands):



                                                                    YEAR ENDED MARCH 31,
                                                   -------------------------------------------------------
                                                        2001                 2000                 1999
                                                   -------------------------------------------------------

Balance at beginning of year                          $  24,404            $  24,027            $  25,400
Provisions                                                  945                1,306                1,017
Charge-offs                                              (1,625)              (1,256)              (2,955)
Recoveries                                                  352                  327                  565
                                                      ---------            ---------            ---------
 Balance at end of year                               $  24,076            $  24,404            $  24,027
                                                      =========            =========            =========



Certain mortgage loans are pledged as collateral for FHLB borrowings.
See Note 8.

A substantial portion of the Bank's loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $1,917,863,000 and $1,640,435,000 at March 31, 2001 and 2000,
respectively.

Mortgage servicing rights of $8,784,000 and $7,351,000 and $7,298,000 are included in other assets. $3,077,000, $1,003,000, and $5,740,000 were capitalized during the years ended March 31, 2001, 2000, and 1999, respectively. Amortization of mortgage servicing rights was $2,404,000, $2,289,000, and $2,180,000 for the years ended March 31, 2001, 2000, and 1999, respectively. The valuation allowance for the impairment of mortgage servicing rights was $690,000, $1.5 million, and $1.3 million for the years ended March 31, 2001, 2000, and 1999, respectively. For discussion of the fair value of mortgage servicing rights and method of valuation, see Notes 1 and 13.

NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):




                                                                                               MARCH 31,
                                                                                ----------------------------------------
                                                                                    2001                      2000
                                                                                ----------------------------------------

Land and land improvements                                                          $  5,879                   $  5,882
Office buildings                                                                      27,733                     27,211
Furniture and equipment                                                               23,459                     21,516
Leasehold improvements                                                                 2,333                      2,299
                                                                                    --------                   --------
                                                                                      59,404                     56,908
Less allowance for depreciation and amortization                                      33,670                     31,196
                                                                                    --------                   --------
                                                                                    $ 25,734                   $ 25,712
                                                                                    ========                   ========

NOTE 7 - DEPOSITS

Deposits are summarized as follows (in thousands):


                                                                                MARCH 31,
                                                                  -----------------------------------
                                                                     2001                      2000
                                                                  -----------------------------------
Negotiable order of withdrawal ("NOW") accounts:                  $  273,323               $  248,003
Money market accounts                                                344,238                  320,323
Passbook accounts                                                    131,408                  141,025
Certificates of deposit                                            1,356,538                1,176,917
                                                                  ----------               ----------
                                                                   2,105,507                1,886,268
Accrued interest on deposits                                          13,813                   11,101
                                                                  ----------               ----------
                                                                  $2,119,320               $1,897,369
                                                                  ==========               ==========

A summary of annual maturities of certificates of deposit outstanding at March 31, 2001 follows (in thousands):


        MATURES DURING YEAR ENDED MARCH 31,                                  AMOUNT
-------------------------------------------------------------------------------------
                       2002                                                $  998,443
                       2003                                                   327,921
                       2004                                                    22,375
                       2005                                                     3,686
                    Thereafter                                                  4,113
                                                                           ----------
                                                                           $1,356,538
                                                                           ==========

At March 31, 2001 and 2000, certificates of deposit with balances greater than or equal to $100,000 amounted to $160,613,000 and $197,300,000, respectively.

NOTE 8 - BORROWINGS

The Bank enters into sales of securities under agreements to repurchase the securities ("reverse repurchase agreements"). These agreements are treated as financings with the obligations to repurchase securities reflected as a liability and the dollar amount of securities underlying the agreements remaining in the asset accounts and are carried at the amounts at which the securities will be subsequently reacquired or resold, as specified in the respective agreements. The Bank's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure. The securities underlying the agreements are held by the counter-party brokers in the Bank's account. At March 31, 2001, 2000, and 1999 liabilities recorded under agreements to repurchase were $27,948,000, $92,413,000, and $42,464,000, respectively. The reverse repurchase agreements had weighted-average interest rates of 5.32%, 6.03%, and 4.91% at March 31, 2001, 2000, and 1999, respectively, and mature within one year of the fiscal year-end. Based upon month-end balances, securities sold under agreements to repurchase averaged $83,310,000, $59,756,000, and $30,930,000 during 2001, 2000, and 1999, respectively. The maximum outstanding at any month-end was $116,551,000, $92,413,000, and $52,139,000 during 2001,
2000, and 1999, respectively. The agreements were collateralized by mortgage-backed securities available for sale and held to maturity with market values of $28,633,000, $96,489,000, and $43,638,000 at March 31, 2001, 2000, and
1999, respectively.

Federal Home Loan Bank ("FHLB") advances and other loans payable consist of the following (dollars in thousands):


                                                           MARCH 31, 2001                     MARCH 31, 2000
                                                ----------------------------------------------------------------------
                          MATURES DURING                               WEIGHTED                              WEIGHTED
                       YEAR ENDED MARCH 31,          AMOUNT              RATE              AMOUNT              RATE
                     -------------------------------------------------------------------------------------------------
FHLB advances:                 2,001                $      -                -             $378,450             5.79%
                               2,002                 450,996             6.29%              80,596             5.71
                               2,003                  92,900             5.72               30,500             6.15
                               2,004                  24,000             5.47               16,000             5.40
                               2,005                  30,500             5.85               81,000             5.63
                               2,006                  13,000             5.26                5,000             4.91
                               2,008                   6,500             5.05                8,500             5.06
                               2,009                  49,000             5.22               49,000             5.54
                               2,011                   3,000             6.06                    -                -
Other loans payable           various                 42,754             7.33               15,400             7.24
                                                    --------                              --------
                                                    $712,650             6.13%            $664,446             5.77%
                                                    ========             ====             ========             ====

The Bank is required to maintain unencumbered first mortgage loans in its portfolio aggregating at least 167% of the amount of outstanding advances from the FHLB as collateral. In addition, these notes are collateralized by FHLB stock of $37,985,000 at March 31, 2001. The FHLB borrowings are also collateralized by mortgage-related securities of $109.9 million.

Included in other loans payable is a short-term line of credit to the Corporation in the amount of $50.0 million. As of March 31, 2001, the Corporation has drawn a total of $30.1 million. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2001.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2001, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its federal regulators at March 31, 2001 and 2000 (dollars in thousands):


                                                                                                        MINIMUM REQUIRED
                                                                        MINIMUM REQUIRED                   TO BE WELL
                                                                           FOR CAPITAL                  CAPITALIZED UNDER
                                             ACTUAL                     ADEQUACY PURPOSES               OTS REQUIREMENTS
                               ------------------------------------------------------------------------------------------------
                                      AMOUNT           RATIO          AMOUNT           RATIO        AMOUNT              RATIO
                               ------------------------------------------------------------------------------------------------
AS OF MARCH 31, 2001:
Tier 1 capital
  (to adjusted tangible assets)     $199,341            6.50%        $ 92,072          3.00%       $153,454            5.00%
Risk-based capital
  (to risk-based assets)             222,496           10.44          170,535          8.00         213,169           10.00
Tangible capital
  (to tangible assets)               199,341            6.50           46,036          1.50             N/A             N/A

AS OF MARCH 31, 2000:
Tier 1 capital
  (to adjusted tangible assets)      188,606            6.56%          86,201          3.00%        143,669            5.00%
Risk-based capital
  (to risk-based assets)             212,066           11.07          153,196          8.00         191,495           10.00
Tangible capital
  (to tangible assets)               188,606            6.56           43,101          1.50             N/A             N/A

The following table reconciles stockholders' equity to federal regulatory capital at March 31, 2001 and 2000 (dollars in thousands):


                                                                                           MARCH 31,
                                                                           ------------------------------------------
                                                                                  2001                   2000
                                                                           ------------------------------------------
Stockholders' equity of the Corporation                                        $ 219,612               $ 217,215
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                                   (17,410)                (28,944)
                                                                               ---------               ---------
Stockholders' equity of the Bank                                                 202,202                 188,271
Less: Intangible assets and other non-includable assets                           (2,861)                    335
                                                                               ---------               ---------
Tier 1 and tangible capital                                                      199,341                 188,606
Plus: Allowable general valuation allowances                                      23,155                  23,460
                                                                               ---------               ---------
Risk based capital                                                             $ 222,496               $ 212,066
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

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches the amounts contributed by each participating employee up to 2% of the employee's compensation and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $887,000, $570,000, and $354,000 for the years ended March 31, 2001, 2000, and 1999, respectively.

FCBF had a qualified defined contribution plan similar to the Corporation's defined contribution plan. The plan was merged into the Corporation's plan in fiscal 2000. All participants were allowed to redirect their funds within the Corporation's defined contribution plan. Expenses related to this plan were $33,000 in 1999.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. In 1998, the ESOP borrowed $2,069,000 from the Corporation to purchase 100,000 common shares. The Bank has repaid all of the borrowing and released all of the shares associated with this borrowing in 2000. Any discretionary contributions to the ESOP and the shares calculated to be released from the suspense account have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2000 and 1999 was $425,000 and $1,692,000, respectively. There was no ESOP plan expense for 2001.

FCBF sponsored an ESOP for substantially all of its full-time employees. In conjunction with the merger, the Corporation assumed a $487,000 loan associated with the ESOP. The loan was repaid in fiscal 2000 as part of the plan's termination. As part of the FCBF merger, all of the allocated shares of the FCBF ESOP were released to participants of the plan.

The activity in the ESOP shares of both plans is as follows:


                                                                                YEAR ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                       2001              2000             1999
                                                                  -----------------------------------------------
Balance at beginning of year                                         1,381,990         1,919,488        1,981,725
Additional shares purchased                                             32,198            18,633            7,674
Shares distributed for terminations                                    (53,950)         (545,631)          (1,345)
Sale of shares for cash distributions                                  (20,050)          (10,500)         (68,566)
                                                                    ----------        ----------       ----------
  Balance at end of year                                             1,340,188         1,381,990        1,919,488
Allocated shares included above                                      1,340,188         1,381,990        1,737,211
                                                                    ----------        ----------       ----------
  Unallocated shares                                                         -                 -          182,277
                                                                    ==========        ==========       ==========

During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. Of these, 6,200 shares, 41,950 shares, and 17,800 shares were granted during the years ended March 31, 2001, 2000, and 1999, respectively, to employees in management positions. These grants had fair values of $94,000, $774,000, and $346,000, for the respective years. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $397,000, $412,000, and $248,000 for the years ended March 31, 2001, 2000, and 1999, respectively. Shares vested during the years ended March 31, 2001, 2000, and 1999 and distributed to the employees totaled 11,650, 10,600, and 9,600 respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Pursuant to the merger with FCBF, any unvested options in the plan became fully vested and exercisable. FCBF options were exchanged for 1.83 options to purchase the Corporation's common stock. Exercise prices of all of the options were reduced by the equivalent ratio.

A summary of stock options activity, including FCBF activity as adjusted for the
1.83 exchange ratio, for all periods follows:


                                                                    YEAR ENDED MARCH 31,
                                       --------------------------------------------------------------------------------
                                            2001                       2000                       1999
                                       --------------------------------------------------------------------------------
                                                       WEIGHTED                   WEIGHTED                     WEIGHTED
                                                        AVERAGE                    AVERAGE                     AVERAGE
                                          OPTIONS        PRICE       OPTIONS        PRICE        OPTIONS        PRICE
                                       --------------------------------------------------------------------------------
Outstanding at beginning of year          2,105,157        8.98      2,592,906        8.55       2,910,475       $ 6.55
Granted                                      68,870       15.06         74,740       15.69         313,601        18.83
Exercised                                  (174,405)       6.38       (512,249)       5.71        (602,180)        3.99
Forfeited                                   (62,478)      13.06        (50,239)      16.46         (28,991)       13.91
                                          ---------                  ---------                   ---------
Outstanding at end of year                1,937,143        9.64      2,105,157        8.98       2,592,906         8.55
                                          =========                  =========                   =========

Options exercisable at year-end           1,795,809                  1,756,880                   1,897,307
                                          =========                  =========                   =========

At March 31, 2001, options for 837,454 shares were available for future grants.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices:


                                            OPTIONS OUTSTANDING                             EXERCISABLE OPTIONS
                                ----------------------------------------------       ----------------------------------
                                                  WEIGHTED-
                                                   AVERAGE
                                                  REMAINING        WEIGHTED-                               WEIGHTED-
                                                CONTRACTUAL         AVERAGE                                 AVERAGE
RANGE OF EXERCISE PRICES            SHARES      LIFE (YEARS)     EXERCISE PRICE          SHARES          EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
$2.00 - $6.53                      899,223          3.41               5.16              899,223              5.16
$8.50 - $12.99                     646,144          6.16              10.90              646,144             10.90
$15.06 - $21.81                    391,776          7.72              17.83              250,442             19.08
                                 ---------                                             ---------
                                 1,937,143          5.20               9.64            1,795,809              9.17
                                 =========                                             =========

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans consistent with the method of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated on the following page (in thousands, except per share amounts).


                                                      YEAR ENDED MARCH 31,
                                -------------------------------------------------------------------
                                           2001                 2000                   1999
                                -------------------------------------------------------------------
Net Income
  As reported                             $26,977              $19,502                $30,241
  Pro forma                                26,755               18,864                 29,751

Earnings per share-Basic
  As reported                             $  1.19              $  0.80                $  1.26
  Pro forma                                  1.18                 0.77                   1.24

Earnings per share-Diluted
  As reported                             $  1.16              $  0.78                $  1.19
  Pro forma                                  1.15                 0.75                   1.17

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2001, 2000, and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair values and related assumptions are as follows:


                                               YEAR ENDED MARCH 31,
                                -----------------------------------------------
                                      2001             2000              1999
                                -----------------------------------------------
Weighted average fair value           $4.07             $5.20            $7.29
Expected volatility                  27.00%            34.00%           36.70%
Risk free interest rate               5.25%             5.25%            5.25%
Expected lives                      5 years           5 years          5 years
Dividend yield                        1.99%             1.60%            1.00%

The Corporation has two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2000, and 1999 was $143,000 and $137,000, respectively. There was no expense in fiscal 2001. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 2001 and 2000 was $431,000 and $300,000, respectively. There was no expense for fiscal 1999.

NOTE 11 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions, which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 2001, retained earnings included approximately $46,057,000 for which no provision for income tax has been made. Income taxes of approximately $18,485,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision for income taxes consists of the following (in thousands):


                                               YEAR ENDED MARCH 31,
                                    2001              2000              1999
                               -----------------------------------------------
Current:
 Federal                          $14,377           $13,089            $15,593
 State                                 80             1,854              2,387
                                  -------           -------            -------
                                   14,457            14,943             17,980

Deferred:
 Federal                              177               547                449
 State                                 48               106                178
                                  -------           -------            -------
                                      225               653                627
                                  -------           -------            -------
                                  $14,682           $15,596            $18,607
                                  =======           =======            =======


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):


                                                             YEAR ENDED MARCH 31,
                                                 2001                 2000               1999
                                               -------------------------------------------------
Income before income taxes                     $ 41,659             $ 35,098            $ 48,848
                                               ========             ========            ========

Income tax expense at federal statutory
 rate of 35%                                   $ 14,581             $ 12,284            $ 17,097
State income taxes, net of federal income
 tax benefits                                        83                1,274               1,667
Nondeductible merger and acquisition costs            -                  980                   -
Nondeductible Goodwill amortization                   -                  617                  98
Increase in valuation allowance                     163                   36                  74
Other                                              (145)                 405                (329)
                                               --------             --------            --------
 Income tax provision                          $ 14,682             $ 15,596            $ 18,607
                                               ========             ========            ========

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):


                                                            AT MARCH 31,
                                             2001               2000              1999
                                          ----------------------------------------------
Deferred tax assets:
 Allowances for loan losses               $  9,375           $  8,857           $  8,304
 Other                                       4,207              4,893              4,419
                                          --------           --------           --------
  Total deferred tax assets                 13,582             13,750             12,723
 Valuation allowance                          (273)              (110)               (74)
                                          --------           --------           --------
  Adjusted deferred tax assets              13,309             13,640             12,649

Deferred tax liabilities:
 Other                                      (7,064)            (4,658)            (4,731)
                                          --------           --------           --------
  Total deferred tax liabilities            (7,064)            (4,658)            (4,731)
                                          --------           --------           --------

  Total deferred tax assets               $  6,245           $  8,982           $  7,918
                                          ========           ========           ========

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):


                                                              MARCH 31,
                                                  -------------------------------
                                                      2001                2000
                                                  -------------------------------
Commitments to extend credit:
  Fixed rate                                         $34,803            $ 4,586
  Adjustable rate                                     55,767             60,637
Unused lines of credit:
  Home equity                                         39,963             37,336
  Credit cards                                        35,246             31,854
  Commercial                                          41,040             39,756
Letters of credit                                     29,308             23,038
Loans sold with recourse                               1,087              1,119
Credit enhancement under the Federal
 Home Loan Bank of Chicago Mortgage
 Partnership Finance Program                           6,202              4,985

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago
(FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totalled $17,622,000, and $1,764,000 at March 31, 2001 and 2000, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2001 and 2000 amounted to $81,800,000 and $7,784,000, respectively.

The Corporation participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Corporation enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Corporation receives an agency fee reported as a component of gain on sale of loans. The Corporation had firm commitments outstanding to deliver loans through the Program of $6.2 million at March 31, 2001. Once delivered to the Program, the Corporation provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

MORTGAGE SERVICING RIGHTS: The Corporation has calculated the fair market value of mortgage servicing rights for those loans that are originated with servicing rights retained. For valuation purposes, loans are stratified by product type and, within product type, by interest rate. The primary indicator of fair market value for each loan is its comparison to market interest rate for that loan type. The present value of future net revenue is calculated using estimated future loan prepayment rates.

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2001 and 2000.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):


                                                                              MARCH 31,
                                                   ----------------------------------------------------------------
                                                                 2001                                2000
                                                   ----------------------------------------------------------------
                                                    CARRYING             FAIR           CARRYING            FAIR
                                                     AMOUNT             VALUE            AMOUNT             VALUE
                                                   ----------------------------------------------------------------
Financial assets:
Cash equivalents                                   $  105,042        $  105,042        $   83,708        $   83,708
 Investment securities                                 56,129            56,312            86,206            84,904
 Mortgage-related securities                          379,159           381,637           300,519           291,781
Loans held for sale                                    17,622            17,622             1,764             1,764
Loans receivable                                    2,414,976         2,316,031         2,302,721         2,280,639
Mortgage servicing rights                               8,784             8,784             7,351             7,351
Federal Home Loan Bank stock                           37,985            37,985            34,597            34,597
Accrued interest receivable                            20,862            20,862            19,364            19,364

Financial liabilities:
Deposits                                            2,119,320         1,939,906         1,897,369         1,718,730
Federal Home Loan Bank and other borrowings           712,650           700,665           664,446           641,607
Reverse repurchase agreements                          27,948            27,917            92,413           107,839
Accrued interest payable--borrowings                    3,954             3,954             3,572             3,572

NOTE 14 - CONDENSED PARENT ONLY FINANCIAL INFORMATION

The following represents the unconsolidated financial information of the
Corporation:


CONDENSED BALANCE SHEETS


                                                                                                 MARCH 31,
                                                                                    ----------------------------------
                                                                                      2001                      2000
                                                                                    ----------------------------------
                                                                                               (In Thousands)
ASSETS
Cash and cash equivalents                                                            $    177                 $  1,697
Investment in subsidiaries                                                            205,434                  194,324
Securities available for sale                                                           9,676                    9,512
Loans receivable from non-bank subsidiaries                                            29,558                   24,465
Other                                                                                   7,339                    4,243
                                                                                     --------                 --------
  Total assets                                                                       $252,184                 $234,241
                                                                                     ========                 ========

LIABILITIES
Loans payable                                                                        $ 30,100                 $ 15,400
Other liabilities                                                                       2,472                    1,626
                                                                                     --------                 --------
  Total liabilities                                                                    32,572                   17,026

STOCKHOLDERS' EQUITY
   Total stockholders' equity                                                         219,612                  217,215
                                                                                     --------                 --------
   Total liabilities and stockholders' equity                                        $252,184                 $234,241
                                                                                     ========                 ========

CONDENSED STATEMENTS OF INCOME


                                                                 YEAR ENDED MARCH 31,
                                                     --------------------------------------------
                                                       2001               2000            1999
                                                     --------------------------------------------
                                                                    (In Thousands)
Interest income                                      $  3,086          $  2,639          $  9,384
Interest expense                                        1,699               647               885
                                                     --------          --------          --------
  Net interest income                                   1,387             1,992             8,499
Equity in net income from subsidiaries                 26,601            18,968            22,141
Non-interest income                                      (219)              308               478
                                                     --------          --------          --------
                                                       27,769            21,268            31,118
Non-interest expense                                      540             1,195               408
                                                     --------          --------          --------
  Income before income taxes                           27,229            20,073            30,710
Income taxes                                              252               571               469
                                                     --------          --------          --------
  Net income                                         $ 26,977          $ 19,502          $ 30,241
                                                     ========          ========          ========

CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED MARCH 31,
                                                                                ------------------------------------------
                                                                                   2001             2000             1999
                                                                                ------------------------------------------
                                                                                              (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                      $ 26,977        $ 19,502        $ 30,241
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Equity in net income of subsidiaries                                           (26,601)        (18,968)        (29,955)
   Other                                                                           (1,876)         (2,553)         (1,436)
                                                                                 --------        --------        --------
   Net cash used by operating activities                                           (1,500)         (2,019)         (1,150)

INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                                      -             162               -
 Purchase of investment securities available for sale                                (678)         (3,810)         (1,453)
 Proceeds from sales of mortgage-related securities available for sale                  -               -             944
 Principal collected on mortgage-backed securities                                      -               2               2
 Net increase in loans receivable from non-bank subsidiaries                       (5,093)         (1,834)        (11,960)
 Dividends from Bank subsidiary                                                    18,700          18,000          20,544
 Other                                                                                867           5,353             (14)
                                                                                 --------        --------        --------
  Net cash provided by investing activities                                        13,796          17,873           8,063

FINANCING ACTIVITIES
 Increase in loans payable                                                         14,700           2,600          10,800
 Purchase of treasury stock                                                       (24,605)        (21,403)        (11,492)
 Exercise of stock options and purchase of stock by retirement plans                2,956           2,306           3,471
 Cash dividend paid                                                                (6,867)         (5,931)         (6,771)
 Repayment of ESOP borrowings                                                           -             689             690
                                                                                 --------        --------        --------
  Net cash used by financing activities                                           (13,816)        (21,739)         (3,302)
                                                                                 --------        --------        --------
  Increase (decrease) in cash and cash equivalents                                 (1,520)         (5,885)          3,611
 Cash and cash equivalents at beginning of year                                     1,697           7,582           3,971
                                                                                 --------        --------        --------
  Cash and cash equivalents at end of year                                       $    177        $  1,697        $  7,582
                                                                                 ========        ========        ========

NOTE 15  - SEGMENT INFORMATION

The Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. The Corporation combines operating segments, even though they may be individually material, if the segments have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services. Based on the above criteria, the Corporation has two reportable segments.

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

REAL ESTATE INVESTMENTS: The Corporation's non-banking subsidiary, IDI, and its subsidiaries, NIDI and CIDI, invest in real estate developments. Such developments include recreational residential developments and industrial developments (such as office parks).

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the years ended March 31, 2001, 2000, and 1999, respectively (in thousands).


                                                                               YEAR ENDED MARCH 31, 2001
                                                         -----------------------------------------------------------------
                                                                                                              CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY       INTERSEGMENT      FINANCIAL
                                                         INVESTMENTS          BANKING        ELIMINATIONS      STATEMENTS
                                                         -----------        ----------       ------------     ------------
Interest income                                           $      351        $  228,647       $     (351)       $  228,647
Interest expense                                                 314           148,096             (314)          148,096
                                                          ----------        ----------       ----------        ----------
  Net interest income                                             37            80,551              (37)           80,551
Provision for loan losses                                          0               945                0               945
                                                          ----------        ----------       ----------        ----------
  Net interest income after provision for loan losses             37            79,606              (37)           79,606
Other income                                                  13,938            15,526          (15,961)           13,503
Other expense                                                 15,998            51,450          (15,998)           51,450
                                                          ----------        ----------       ----------        ----------
  Net operating income (loss)                                 (2,023)           43,682                0            41,659
Gain on sale of real estate partnership investments                0                 0                0                 0
                                                          ----------        ----------       ----------        ----------
  Income (loss) before income taxes                           (2,023)           43,682                0            41,659
Income tax expense (benefit)                                  (1,625)           16,307                0            14,682
                                                          ----------        ----------       ----------        ----------
  Net income (loss)                                       $     (398)       $   27,375       $        -        $   26,977
                                                          ==========        ==========       ==========        ==========

Average assets                                            $   47,155        $3,003,449       $        -        $3,050,604


                                                                                YEAR ENDED MARCH 31, 2000
                                                          -----------------------------------------------------------------
                                                                                                               CONSOLIDATED
                                                          REAL ESTATE         COMMUNITY      INTERSEGMENT       FINANCIAL
                                                          INVESTMENTS          BANKING       ELIMINATIONS       STATEMENTS
                                                          -----------        ----------      ------------      ------------
Interest income                                            $    2,540        $  202,594       $   (2,540)       $  202,594
Interest expense                                                    0           119,393                0           119,393
                                                           ----------        ----------       ----------        ----------
  Net interest income                                           2,540            83,201           (2,540)           83,201
Provision for loan losses                                           0             1,306                0             1,306
                                                           ----------        ----------       ----------        ----------
  Net interest income after provision for loan losses           2,540            81,895           (2,540)           81,895
Other income                                                     (992)           12,891            2,491            14,390
Other expense                                                      49            61,187              (49)           61,187
                                                           ----------        ----------       ----------        ----------
  Net operating income                                          1,499            33,599                0            35,098
Gain on sale of real estate partnership investments                 0                 0                0                 0
                                                           ----------        ----------       ----------        ----------
  Income before income taxes                                    1,499            33,599                0            35,098
Income tax expense (benefit)                                     (166)           15,762                0            15,596
                                                           ----------        ----------       ----------        ----------
  Net income                                               $    1,665        $   17,837       $        -        $   19,502
                                                           ==========        ==========       ==========        ==========

Average assets                                             $   35,962        $2,707,917       $        -        $2,743,879


                                                                             YEAR ENDED MARCH 31, 1999
                                                          ---------------------------------------------------------------
                                                                                                             CONSOLIDATED
                                                          REAL ESTATE       COMMUNITY      INTERSEGMENT       FINANCIAL
                                                          INVESTMENTS        BANKING       ELIMINATIONS       STATEMENTS
                                                          -----------      ----------      ------------      ------------
Interest income                                           $    1,974       $  194,807       $   (1,974)       $  194,807
Interest expense                                                   0          114,535                0           114,535
                                                          ----------       ----------       ----------        ----------
  Net interest income                                          1,974           80,272           (1,974)           80,272
Provision for loan losses                                          0            1,017                0             1,017
                                                          ----------       ----------       ----------        ----------
  Net interest income after provision for loan losses          1,974           79,255           (1,974)           79,255
Other income                                                     631           19,456            1,932            22,019
Other expense                                                    456           52,426             (456)           52,426
                                                          ----------       ----------       ----------        ----------
  Net operating income                                         2,149           46,285              414            48,848
Gain on sale of real estate partnership investments              414                0             (414)                0
                                                          ----------       ----------       ----------        ----------
  Income before income taxes                                   2,563           46,285                0            48,848
Income tax expense                                               412           18,195                0            18,607
                                                          ----------       ----------       ----------        ----------
  Net income                                              $    2,151       $   28,090       $        -        $   30,241
                                                          ==========       ==========       ==========        ==========

Average assets                                            $   26,530       $2,577,030       $        -        $2,603,560

NOTE 16 - EARNINGS PER SHARE

The computation of earnings per share for fiscal years 2001, 2000, and 1999 is as follows:


                                                                   TWELVE MONTHS ENDED MARCH 31,
                                                      -------------------------------------------------------
                                                          2001                 2000                  1999
                                                      -------------------------------------------------------
Numerator:
      Net income                                      $26,977,014           $19,501,869           $30,240,991
                                                      -----------           -----------           -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                  $26,977,014           $19,501,869           $30,240,991

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                             22,646,701            24,364,065            24,021,061
      Effect of dilutive securities:
        Employee stock options                            561,132               795,884             1,301,929
                                                      -----------           -----------           -----------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        common shares and assumed conversions          23,207,833            25,159,949            25,322,990
                                                      ===========           ===========           ===========
Basic earnings per share                              $      1.19           $      0.80           $      1.26
                                                      ===========           ===========           ===========
Diluted earnings per share                            $      1.16           $      0.78           $      1.19
                                                      ===========           ===========           ===========

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of FCB Financial Corp., which statements reflect net income constituting 22.1% of the consolidated financial statement totals for the year ended March 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for FCB Financial Corp., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor BanCorp Wisconsin Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting standards generally accepted in the United States.


/s/   Ernst & Young LLP

May 9, 2001
Milwaukee, Wisconsin

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

/s/    Douglas J. Timmerman

Douglas J. Timmerman
President and Chief Executive Officer

/s/   Michael W. Helser

Michael W. Helser
Treasurer and Chief Financial Officer

/s/   Holly Cremer Berkenstadt

Holly Cremer Berkenstadt
Audit Committee

/s/   Greg M. Larson

Greg M. Larson
Audit Committee

/s/   Pat Richter

Pat Richter
Audit Committee

/s/   Bruce A. Robertson

Bruce A. Robertson
Audit Committee

May 9, 2001

QUARTERLY FINANCIAL INFORMATION

                                     MAR 31,     DEC 31,   SEP 30,    JUN 30,     MAR 31,   DEC 31,   SEP 30,     JUN 30,
                                       2001       2000      2000        2000       2000      1999       1999       1999
                                   ---------------------------------------------------------------------------------------
                                                              (In Thousands, Except Per Share Data)

Interest income:
Loans                               $ 49,814   $ 51,416   $ 49,893   $ 47,359   $ 45,902   $ 45,154   $ 43,793   $ 42,319
Securities and other                   8,549      7,524      7,077      7,062      6,263      6,630      6,316      6,216
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Total interest income                58,363     58,940     56,970     54,421     52,165     51,784     50,109     48,535
Interest expense:
Deposits                              25,815     26,319     23,448     21,858     21,057     20,392     20,153     19,876
Borrowings and other                  12,189     12,845     13,679     11,982     10,799     10,335      8,870      7,910
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Total interest expense               38,004     39,164     37,127     33,840     31,856     30,727     29,023     27,786
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Net interest income                  20,359     19,776     19,843     20,581     20,309     21,057     21,086     20,749
Provision for loan losses                450        150        160        185        150        150        150        856
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Net interest income after
  provision for loan losses           19,909     19,626     19,683     20,396     20,159     20,907     20,936     19,893

Service charges on deposits            1,414      1,512      1,438      1,400      1,084      1,269      1,259      1,316
Net gain on sale of loans                868        609      1,208        360        182        433        366      1,029
Other non-interest income              1,208        957        911      1,610      2,898      1,426      1,645      1,484
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Total non-interest income             3,490      3,078      3,557      3,370      4,164      3,128      3,270      3,829

Compensation                           7,117      7,210      6,921      7,194      6,693      6,737      6,585      6,843
Merger-related                             -          -          -          -          -          -          -      8,297
Goodwill                                   -          -          -          -          -          -          -      1,761
Other non-interest expenses            5,909      5,682      5,916      5,501      6,025      6,323      5,823      6,101
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Total non-interest expenses          13,026     12,892     12,837     12,695     12,718     13,060     12,408     23,002
                                    --------   --------   --------   --------   --------   --------   --------   --------
 Income before income taxes           10,373      9,812     10,403     11,071     11,605     10,975     11,798        720
Income taxes                           3,429      3,345      3,822      4,086      4,414      4,183      4,676      2,323
                                    --------   --------   --------   --------   --------   --------   --------   --------
    Net income (loss)               $  6,944   $  6,467   $  6,581   $  6,985   $  7,191   $  6,792   $  7,122   $ (1,603)
                                    ========   ========   ========   ========   ========   ========   ========   ========

Earnings (loss) Per Share:
  Basic                             $   0.31   $   0.29   $   0.29   $   0.30   $   0.30   $   0.28   $   0.29   $  (0.07)
  Diluted                               0.31       0.28       0.28       0.29       0.29       0.27       0.28      (0.06)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to pages 13 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 9 to 12 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to pages 23 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2001.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated May 9, 2001 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

         Consolidated Balance Sheets at March 31, 2001 and 2000.

         Consolidated Statements of Income for each year in the three-year period ended March 31, 2001.

         Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 2001.

         Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2001.

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

(a)(3)  EXHIBITS
         The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

        EXHIBIT NO. 3.  CERTIFICATE OF INCORPORATION AND BYLAWS:

                  3.1 Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended effective September 16, 1999.

                  3.2 Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated herein by reference to Exhibit 3.2 of Registrant's Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536
                           ("Form S-1")).

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

         EXHIBIT NO. 10.  MATERIAL CONTRACTS:

                  10.1 Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated herein by reference to Exhibit 10.1 of Registrant's Form S-1).

                  10.2 Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated herein by reference to Exhibit
                           10.2 of Registrant's Form S-1).

                  10.3 Anchor BanCorp Wisconsin Inc. 1992 Director's Stock Option Plan (incorporated herein by reference to Exhibit 10.3 of Registrant's Form S-1).

                  10.4 Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of stockholders to be held on July 24,
                           2001).

                  10.5 Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1).

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

                  10.20 2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of stockholders to be held on July 24, 2001).

The Corporation's management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.20 above.

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

ANCHOR BANCORP WISCONSIN INC.


                        By:     /s/      Douglas J. Timmerman
                                -----------------------------------------------
                                Douglas J. Timmerman
                                Chairman of the Board, President and Chief
                                Executive Officer

                        Date:   May 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By: /s/      Douglas J. Timmerman       By:/s/      Michael W. Helser
    ---------------------------------      -------------------------------------
    Douglas J. Timmerman                   Michael W. Helser
    Chairman of the Board, President       Treasurer and Chief Financial Officer
    and Chief Executive Officer            (principal financial and
    (principal executive officer)          accounting officer)
    Date:  May 30, 2001                    Date:  May 30, 2001

By:    /s/  Donald D. Kropidlowski       By:   /s/  Greg M. Larson
       --------------------------------        ---------------------------------
       Donald D. Kropidlowski                  Greg M. Larson
       Director                                Director
       Date:  May 30, 2001                     Date:  May 30, 2001



By:    /s/  Richard A. Bergstrom         By:   /s/  Pat Richter
       --------------------------------        ---------------------------------
       Richard A. Bergstrom                    Pat Richter
       Director                                Director
       Date:  May 30, 2001                     Date:  May 30, 2001



By:    /s/  Bruce A. Robertson           By:   /s/  Holly Cremer Berkenstadt
       --------------------------------        ---------------------------------
       Bruce A. Robertson                      Holly Cremer Berkenstadt
       Director                                Director
       Date:  May 30, 2001                     Date:  May 30, 2001




                             By:   /s/          Donald D. Parker
                                   ---------------------------------------------
                                   Donald D. Parker
                                   Director
                                   Date:  May 30, 2001