Form 10-K405/A
period 2001-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2001-07-02
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K (a)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended March 31, 2001
                               --------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                     to
                                    -------------------    ---------------------

                         Commission File Number 0-20006
                                                -------

                          ANCHOR BANCORP WISCONSIN INC.
             (Exact name of registrant as specified in its charter)


                Wisconsin                                   39-1726871
---------------------------------                  -----------------------------
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

                       Documents Incorporated by Reference

     Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2001 (Part III, Items 10 to 13)

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
FCB Financial Corp.
Oshkosh, Wisconsin


We have audited the consolidated statements of income, shareholders' equity, and cash flows of FCB Financial Corp. and Subsidiaries for the year ended March 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, FCB Financial Corp. and Subsidiaries' results of the operations and cash flows for the year ended March 31, 1999, in conformity with generally accepted accounting principles.




Wipfli Ullrich Bertelson LLP


May 6, 1999
Green Bay, Wisconsin

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP
                                 WISCONSIN INC.


                                                                          Page
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ..........................................     40

Consolidated Statements of Income.....................................     41

Consolidated Statements of Changes in Stockholders' Equity............     42

Consolidated Statements of Cash Flows.................................     44

Notes to Consolidated Financial Statements ...........................     46

Report of Ernst & Young LLP, Independent Auditors ....................     72

Report of Wipfli Ullrich Bertelson, Independent Auditors .............     73

Management and Audit Committee Report.................................     74

SUPPLEMENTARY DATA

Quarterly Financial Information.......................................     75

EXHIBIT NO. 23. CONSENT OF ERNST & YOUNG LLP:

                 The consent of Ernst & Young LLP is included herein as an exhibit to this Report.


EXHIBIT NO. 24. CONSENT OF WIPFLI ULLRICH BERTELSON LLP:

                  The consent of Wipfli Ullrich Bertelson LLP is included herein as an exhibit to this Report

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

                                      Date: June 29, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/ Douglas J. Timmerman              By: /s/ Michael W. Helser
    ------------------------------------      ----------------------------------
        Douglas J. Timmerman                      Michael W. Helser
        Chairman of the Board, President          Treasurer and Chief Financial
        and Chief Executive Officer               Officer
        (principal executive officer)             (principal financial and
        Date:  June 29, 2001                      accounting officer)
                                                  Date:  June 29, 2001

By: /s/ Donald D. Kropidlowski            By: /s/ Greg M. Larson
    ------------------------------------      ----------------------------------
    Donald D. Kropidlowski                    Greg M. Larson
    Director                                  Director
    Date:  June 29, 2001                      Date:  June 29, 2001



By: /s/ Richard A. Bergstrom              By: /s/ Pat Richter
    ------------------------------------      ----------------------------------
    Richard A. Bergstrom                      Pat Richter
    Director                                  Director
    Date:  June 29, 2001                      Date:  June 29, 2001



By: /s/ Bruce A. Robertson                By: /s/ Holly Cremer Berkenstadt
    ------------------------------------      ----------------------------------
    Bruce A. Robertson                        Holly Cremer Berkenstadt
    Director                                  Director
    Date:  June 29, 2001                      Date:  June 29, 2001



                     By: /s/ Donald D. Parker
                         ------------------------------------
                         Donald D. Parker
                         Director
                         Date:  June 29, 2001