Form 10-Q
period 2001-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2001-08-13
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________


                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




                Wisconsin                                   39-1726871
     -------------------------------           ---------------------------------
     (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                   53703
---------------------------------------                     ---------
(Address of principal executive office)                     (Zip Code)



                                 (608) 252-8700
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class: Common stock -- $.10 Par Value


          Number of shares outstanding as of July 31, 2001: 22,618,417

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of June 30, 2001
                              and March 31, 2001                                                              2

                              Consolidated Statements of Income for the Three
                              Months Ended June 30, 2001 and 2000                                             3

                              Consolidated Statements of Cash Flows for the Three Months
                              Ended June 30, 2001 and 2000                                                    4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                           9

                              Financial Condition                                                            13

                              Asset Quality                                                                  14

                              Liquidity & Capital Resources                                                  16

                              Asset/Liability Management                                                     18

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             19


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      19
         Item 2       Changes in Securities                                                                  19
         Item 3       Defaults upon Senior Securities                                                        19
         Item 4       Submission of Matters to Vote of Security Holders                                      19
         Item 5       Other Information                                                                      20
         Item 6       Exhibits and Reports on Form 8-K                                                       20

SIGNATURES                                                                                                   21

                           CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                        JUNE 30,           MARCH 31,
                                                                                          2001               2001
                                                                                      -----------         -----------
                                                                                     (In Thousands, Except Share Data)
ASSETS
Cash                                                                                  $    62,773         $    58,481
Interest-bearing deposits                                                                  55,296              46,561
                                                                                      -----------         -----------
  Cash and cash equivalents                                                               118,069             105,042
Investment securities available for sale                                                   55,074              22,216
Investment securities held to maturity (fair value of $54,340 and
  $34,096, respectively)                                                                   54,109              33,913
Mortgage-related securities available for sale                                            141,096             173,968
Mortgage-related securities held to maturity (fair value of $193,247
  and $207,669, respectively)                                                             191,039             205,191
Loans receivable, net:
  Held for sale                                                                            39,206              17,622
  Held for investment                                                                   2,430,195           2,414,976
Foreclosed properties and repossessed assets, net                                             342                 313
Real estate held for development and sale                                                  47,127              48,658
Office properties and equipment                                                            25,563              25,734
Federal Home Loan Bank stock--at cost                                                      38,640              37,985
Accrued interest on investments and loans                                                  20,235              20,862
Prepaid expenses and other assets                                                          19,533              20,994
                                                                                      -----------         -----------
     Total assets                                                                     $ 3,180,228         $ 3,127,474
                                                                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                              $ 2,202,577         $ 2,119,320
Federal Home Loan Bank and other borrowings                                               682,639             712,650
Reverse repurchase agreements                                                              16,327              27,948
Advance payments by borrowers for taxes and insurance                                      13,215               7,918
Other liabilities                                                                          39,731              40,026
                                                                                      -----------         -----------
     Total liabilities                                                                  2,954,489           2,907,862
                                                                                      -----------         -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                --                  --
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares
 issued, 22,760,567 and 22,814,923 shares outstanding, respectively                         2,536               2,536
Additional paid-in capital                                                                 56,571              56,571
Retained earnings                                                                         203,683             197,599
Accumulated other comprehensive income                                                      2,522               1,954
Treasury stock (2,602,772 shares and 2,548,416 shares,
 respectively), at cost                                                                   (39,233)            (38,339)
Common stock purchased by benefit plans                                                      (340)               (709)
                                                                                      -----------         -----------
     Total stockholders' equity                                                           225,739             219,612
                                                                                      -----------         -----------
     Total liabilities and stockholders' equity                                       $ 3,180,228         $ 3,127,474
                                                                                      ===========         ===========

See accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                         2001             2000
                                                                      ----------       ----------
                                                                 (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                  $ 48,950         $ 47,359
Mortgage-related securities                                               5,710            4,746
Investment securities                                                     1,462            1,937
Interest-bearing deposits                                                   602              379
                                                                       --------         --------
  Total interest income                                                  56,724           54,421

INTEREST EXPENSE:
Deposits                                                                 24,900           21,858
Notes payable and other borrowings                                       10,493           11,875
Other                                                                       108              107
                                                                       --------         --------
  Total interest expense                                                 35,501           33,840
                                                                       --------         --------
  Net interest income                                                    21,223           20,581
Provision for loan losses                                                   210              185
                                                                       --------         --------
  Net interest income after provision for loan losses                    21,013           20,396

NON-INTEREST INCOME:
Loan servicing income (loss)                                                (85)             612
Service charges on deposits                                               1,559            1,400
Insurance commissions                                                       325              529
Gain on sale of loans                                                     1,691              360
Net gain on sale of investments and mortgage-related securities             553             --
Net income from operations of real estate investments                       159              100
Other                                                                       817              369
                                                                       --------         --------
  Total non-interest income                                               5,019            3,370

NON-INTEREST EXPENSE:
Compensation                                                              7,663            7,194
Occupancy                                                                 1,051              982
Furniture and equipment                                                   1,021              947
Data processing                                                           1,102              866
Marketing                                                                   614              686
Federal insurance premiums                                                   99               94
Other                                                                     2,146            1,926
                                                                       --------         --------
  Total non-interest expense                                             13,696           12,695
                                                                       --------         --------
  Income before income taxes                                             12,336           11,071
Income taxes                                                              4,425            4,086
                                                                       --------         --------
  Net income                                                           $  7,911         $  6,985
                                                                       ========         ========

Earnings per share:
  Basic                                                                $   0.36         $   0.30
  Diluted                                                                  0.35             0.29
Dividends declared per share                                               0.08             0.07

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        THREE MONTHS ENDED JUNE 30,
                                                                        ---------------------------
                                                                          2001               2000
                                                                        ---------         ---------
                                                                              (In Thousands)

OPERATING ACTIVITIES
 Net income                                                             $   7,911         $   6,985
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                    210               185
 Provision for depreciation and amortization                                  803               263
 Net gain on sales of loans                                                (1,691)             (360)
 Decrease (increase) in accrued interest receivable                           627              (844)
 (Decrease) increase in accrued interest payable                           (1,271)            1,324
 Increase in accounts payable                                                 340             4,384
 Other                                                                     (4,257)           (2,791)
                                                                        ---------         ---------
 Net cash provided by operating activities before proceeds
  from loan sales                                                           2,672             9,146
 Net decrease due to origination and sale of loans held for sale          (21,584)           (1,139)
                                                                        ---------         ---------
  Net cash (used) provided by operating activities                        (18,912)            8,007

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale              373             2,159
 Proceeds from maturities of investment securities                         60,610             5,236
 Purchase of investment securities available for sale                    (112,548)          (16,230)
 Proceeds from sale of mortgage-related securities available for           21,424              --
 Principal collected on mortgage-related securities                        25,556            11,911
 Loans originated for investment                                         (168,285)         (253,684)
 Principal repayments on loans                                            162,723           153,091
 Net office properties and equipment                                         (584)             (371)
 Sales of real estate                                                        --                 312
 Investment in real estate held for development and sale                   (1,531)          (14,894)
                                                                        ---------         ---------
  Net cash used by investing activities                                   (12,262)         (112,470)

                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                 2001              2000
                                                                               ---------         ---------
                                                                                      (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                  $  83,257         $  24,639
 Increase in advance payments by borrowers
   for taxes and insurance                                                         5,297             7,485
 Proceeds from notes payable to Federal Home Loan Bank                           169,200           243,800
 Repayment of notes payable to Federal Home Loan Bank                           (196,400)         (206,100)
 (Decrease) increase in securities sold under agreements
  to repurchase                                                                  (11,621)           24,138
 (Decrease) increase in other loans payable                                       (2,811)           12,016
 Treasury stock purchased                                                         (1,151)           (7,712)
 Exercise of stock options                                                            68               322
 Purchase of stock by retirement plans                                                73               125
 Payments of cash dividends to stockholders                                       (1,711)           (1,678)
                                                                               ---------         ---------
   Net cash provided by financing activities                                      44,201            97,035
                                                                               ---------         ---------
   Net increase (decrease) in cash and cash equivalents                           13,027            (7,428)
 Cash and cash equivalents at beginning of period                                105,042            83,708
                                                                               ---------         ---------
   Cash and cash equivalents at end of period                                  $ 118,069         $  76,280
                                                                               =========         =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                          $  32,209         $  32,516
  Income taxes                                                                        49               536


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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2001.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2001 and 2000, total comprehensive income amounted to $8.5 million and $6.8 million, respectively.

NEW ACCOUNTING STANDARDS On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141). Statement 141 eliminates the pooling-of-interest method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets separate from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

On June 29, 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142). Statement 142 supersedes certain provisions of APB Opinion No. 17, "Intangible Assets". Under Statement 142, goodwill and indefinite lives intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. The Corporation early-adopted the Statement as of April 1, 2001. The adoption of Statement 142 did not materially affect the Corporation's financial condition, results of operations or liquidity as the Corporation does not currently hold any goodwill balances on its financial statements.

On April 1, 2001, the Corporation adopted Statement 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss due to changes in fair value could either be reported in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. The adoption of this new statement did not have a material effect on the Corporation's financial condition, results of operations, or liquidity.

In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement No. 140") that replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Corporation adopted this Statement on April 1, 2001. The application of the new rules did not have a material impact on the Corporations financial statements.

SEGMENT REPORTING Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements if such segments meet quantitative thresholds for reporting segment information. The Corporation has two operating segments that meet materiality thresholds. These are the community banking operation and real estate development. Segment information is disclosed in the audited financial statements incorporated in Form 10K for the year ended March 31, 2001.

Certain 2000 accounts have been reclassified to conform to the 2001 presentations.


NOTE 3 - STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2001, options for 12,400 shares of common stock were exercised at a weighted-average price of $5.43 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(116,000). During the quarter ended June 30, 2001, the Corporation repurchased 71,600 shares of common stock. During the quarter, 4,844 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $14.99 per share or $73,000 in the aggregate. On May 15, 2001, the Corporation paid a cash dividend of $0.075 per share amounting to $1.7 million.


NOTE 4 - EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2001 and 2000 has been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                               THREE MONTHS ENDED JUNE 30,
                                                              ------------------------------
                                                                 2001               2000
                                                              -----------        -----------
Numerator:
      Net income                                              $ 7,911,272        $ 6,984,811
                                                              -----------        -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                          $ 7,911,272        $ 6,984,811

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                                     22,184,124         23,311,159
      Effect of dilutive securities:
        Employee stock options                                    508,728            604,292
        Management Recognition Plans                               28,922
                                                              -----------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        common shares and assumed conversions                  22,721,774         23,915,451
                                                              ===========        ===========
Basic earnings per share                                      $      0.36        $      0.30
                                                              ===========        ===========
Diluted earnings per share                                    $      0.35        $      0.29
                                                              ===========        ===========


NOTE 5 - SUBSEQUENT EVENTS

On July 19, 2001, the Corporation declared a $0.0825 per share cash dividend on its common stock to be paid on August 15, 2001 to stockholders of record on August 1, 2001.


NOTE 6 - BUSINESS COMBINATION

On June 15, 2001, the Corporation announced a definitive agreement to merge Ledger Capital Corp. ("Ledger") with and into the Corporation. Ledger has $510 million in assets as of June 30, 2001, and reported net income of $505,000 for the year ended June 30, 2001. The Corporation plans to file a Registration Statement for the shares to be issued in the transaction. The Corporation is anticipating final approval from all regulatory authorities and stockholders during the quarter ending December 31, 2001.

In the merger, Ledger shareholders will receive either 1.1 shares of Anchor BanCorp stock or the taxable cash equivalent, as long as the cash conversion does not exceed 20 percent of the Ledger shares, in exchange for each share of Ledger stock. The transaction will be accounted for as a purchase. If completed, the merger would add 4 full service offices and one limited service office in the Milwaukee metropolitan area.

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

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2001 increased $930,000 to $7.9 million from $7.0 million for the same period in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to the increase in interest income of $2.3 million. In addition, non-interest income for the three months ended June 30, 2001 increased $1.6 million. These increases were offset by an increase in interest expense of $1.7 million, an increase in non-interest expense of $1.0 million and an increase in income tax expense of $340,000 for the three-month period.

Net Interest Income. Net interest income increased $640,000 for the three months ended June 30, 2001 compared to the same period in 2000. The net interest margin decreased to 2.86% from 2.94% for the respective three-month periods. The interest rate spread decreased to 2.68% from 2.72% for the same periods.

Interest income on loans increased $1.6 million for the three months ended June 30, 2001 as compared to the same period in the prior year. This increase was the result of an increase of $84.5 million in the average balance of loans for the period due to increased loan originations. Interest income on mortgage-related securities increased $960,000 for the same period due primarily to the increase of $66.2 million in the average balance of mortgage-related securities. Interest income on interest-bearing deposits increased $220,000 for the three months ended June 30, 2001, due to the increase of $34.5 million in the average balance of interest-bearing deposits. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $480,000 for the three-month period ended June 30, 2001 as compared to the same period in the prior year. This was primarily a result of a decrease of $22.5 million in the average balances of the investment securities for the three-month period as compared to the same period in the prior year.

Interest expense on deposits increased $3.0 million for the three months ended June 30, 2001 as compared to the same period in 2000. This increase was due primarily to the increase in the average balance of deposits of $236.1 million for the three-month period, as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings decreased $1.4 million during the same period due to a decrease of $62.0 million in the average balance of notes payable and other borrowings. Other interest expense remained relatively constant for the three months ended June 30, 2001, as compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses increased $30,000 for the three-month period ended June 30, 2001 compared to the same period for the prior year. The provision was based on management's ongoing evaluation of asset quality.

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

                                                                        THREE MONTHS ENDED JUNE 30,
                                               -------------------------------------------------------------------------------
                                                                 2001                                     2000
                                               -------------------------------------    --------------------------------------
                                                                            AVERAGE                                   AVERAGE
                                                AVERAGE                      YIELD/      AVERAGE                       YIELD/
                                                BALANCE        INTEREST      COST(1)     BALANCE         INTEREST      COST(1)
                                               ----------      ----------   --------    ----------      ----------    --------
                                                                             (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                             $1,882,454      $   37,239      7.91%    $1,834,648      $   35,862       7.82%
Consumer loans (2)                                465,455           9,897      8.51        448,339           9,808       8.75
Commercial business loans (2)                      91,226           1,814      7.95         71,608           1,689       9.43
                                               ----------      ----------               ----------      ----------
  Total loans receivable (2)                    2,439,135          48,950      8.03      2,354,595          47,359       8.05
Mortgage-related securities (3)                   360,821           5,710      6.33        294,580           4,746       6.44
Investment securities (3)                          66,902             836      5.00         92,879           1,303       5.61
Interest-bearing deposits                          59,653             602      4.04         25,121             379       6.03
Federal Home Loan Bank stock                       38,604             626      6.49         35,159             634       7.21
                                               ----------      ----------               ----------      ----------
  Total interest-earning assets                 2,965,115          56,724      7.65      2,802,334          54,421       7.77
Non-interest-earning assets                       159,767                                  133,837
                                               ----------                               ----------
  Total assets                                 $3,124,882                               $2,936,171
                                               ==========                               ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                $  624,562           3,972      2.54     $  565,122           4,490       3.18
Regular passbook savings                          133,786             456      1.36        139,490             560       1.61
Certificates of deposit                         1,359,366          20,472      6.02      1,177,018          16,808       5.71
                                               ----------      ----------               ----------      ----------
  Total deposits                                2,117,714          24,900      4.70      1,881,630          21,858       4.65
Notes payable and other borrowings                726,489          10,493      5.78        788,480          11,875       6.02
Other                                              10,964             108      3.94         12,331             107       3.47
                                               ----------      ----------               ----------      ----------
  Total interest-bearing liabilities            2,855,167          35,501      4.97      2,682,441          33,840       5.05
                                               ----------      ----------               ----------      ----------
Non-interest-bearing liabilities                   46,756                                   37,521
                                               ----------                               ----------
  Total liabilities                             2,901,923                                2,719,962
Stockholders' equity                              222,959                                  216,209
                                               ----------                               ----------
  Total liabilities and stockholders'
     equity                                    $3,124,882                               $2,936,171
                                               ==========                               ==========

  Net interest income/interest rate spread                     $   21,223      2.68%                    $   20,581       2.72%
                                                               ==========      ====                     ==========       ====
  Net interest-earning assets                  $  109,948                               $  119,893
                                               ==========                               ==========
  Net interest margin                                                          2.86%                                     2.94%
                                                                               ====                                      ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.04                                     1.04
                                               ==========                               ==========


--------------------------------------------
(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

(3)  Includes amortized cost basis of assets held and available for sale.

Non-Interest Income. Non-interest income increased $1.6 million to $5.0 million for the three months ended June 30, 2001 as compared to $3.4 million for the same period in the prior year primarily due to an increase in gain on sale of loans of $1.3 million. This increase was due to an increase in secondary market loans sold, resulting from the low interest rate environment. In addition, net gain on sale of investments and securities increased $550,000 for the three-month period ended June 30, 2001. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $450,000 for the three-month period. Service charges on deposit accounts increased $160,000 for the three-month period due to a growth in deposits and increased fees. Net income from operations of real estate investments increased $60,000 for the three months ended June 30, 2001 as compared to the same period in the prior year. These increases were partially offset by a decrease in loan servicing income of $700,000 due primarily to increased OMSR amortization. In addition, insurance commissions decreased $200,000 for the three months ended June 30, 2001 as compared to the same periods in the prior year due to decreased sales.

Non-Interest Expense. Non-interest expense increased $1.0 million to $13.7 million for the three months ended June 30, 2001 as compared to $12.7 million for the same period in 2000 as a result of several factors. Compensation expense increased $470,000 for the three-month period compared to the prior period due primarily to an increase in incentive compensation resulting from increased loan production. In addition, data processing expense increased $240,000 for the three months ending June 30, 2001 as compared to the same period in the prior year due to increased lease payments, line charges and support services. Other non-interest expense increased $220,000 for the three-month period largely due to increased office supplies expense and postage expense. Furniture and equipment expense increased $70,000, largely due to normal increases in depreciation and increased contracted services. Occupancy expense increased $70,000, due largely to increased utilities expense and increased leasehold rental. Federal insurance premiums remained relatively constant during the three months ended June 30, 2001 as compared to the same period in 2000. Marketing expense decreased $70,000 during this same three-month period.

Income Taxes. Income tax expense increased $340,000 during the three months ended June 30, 2001 as compared to the same periods in 2000. The effective tax rate was 35.9% for the current year as compared to 36.9% for the three-month period last year.

FINANCIAL CONDITION



During the three months ended June 30, 2001, the Corporation's assets increased by $52.8 million from $3.13 billion at March 31, 2001, to $3.18 billion. The majority of this increase was attributable to increases in investment securities and loans and was partially offset by decreases in mortgage-related securities.

Investment securities (both available for sale and held to maturity) increased $53.1 million during the three months ended June 30, 2001 as a result of purchases of $112.5 million of U.S. Government and agency securities which were partially offset by sales and maturities of $61.0 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $47.0 million during the three months ended June 30, 2001 as a result of principal repayments and market value adjustments of $25.6 million and sales of $21.4 million. There were no purchases of mortgage-related securities in this three-month period. Mortgage-related securities consisted of $306.5 million of mortgage-backed securities and $25.6 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 2001.

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

Total loans (including loans held for sale) increased $36.8 million during the three months ended June 30, 2001. Activity for the period included (i) originations and purchases of $415.4 million, (ii) sales of $225.5 million, and
(iii) principal repayments and other adjustments of $153.1 million.

Total liabilities increased $46.6 million during the three months ended June 30, 2001. Deposits increased $83.3 million during the three months ended June 30, 2001. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $143.4 million at June 30, 2001 and generally mature within one year. FHLB advances and other borrowings decreased $30.0 million during the three months ended June 30, 2001. Reverse repurchase agreements decreased $11.6 million during the three months ended June 30, 2001. Advance payments by borrowers for taxes and insurance increased $5.3 million during this same period. Other liabilities decreased $295,000 during the three-month period ending June 30, 2001.

Stockholders' equity increased $6.1 million during the three months ended June 30, 2001 as a net result of (i) comprehensive income of $8.5 million (ii) stock options exercised of $184,000 (with the excess of the cost of treasury shares over the option price $(116,000) charged to retained earnings), (iii) the purchase of stock by retirement plans of $73,000 and (iv) benefit plan shares earned and related tax adjustments totaling $369,000. These increases were offset by (i) purchases of treasury stock of $1.2 million and (ii) cash dividends of $1.7 million.

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

Non-performing assets increased $260,000 to $6.0 million at June 30, 2001 from $5.7 million at March 31, 2001 and increased as a percentage of total assets to 0.19% from 0.18% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                    AT MARCH 31,
                                                        AT JUNE 30,     ------------------------------------
                                                          2001           2001           2000           1999
                                                         ------         ------         ------         ------
                                                                       (Dollars In Thousands)

Non-accrual loans:
 Single-family residential                               $3,101         $2,572         $2,582         $2,931
 Multi-family residential                                   155            372              3           --
 Commercial real estate                                     737            650            126            145
 Construction and land                                     --              257           --             --
 Consumer                                                   372            499            571            571
 Commercial business                                        915            697            332            359
                                                         ------         ------         ------         ------
  Total non-accrual loans                                 5,280          5,047          3,614          4,006
Real estate held for development and sale                   351            352          1,691          1,764
Foreclosed properties and repossessed assets, net           342            313            272            630
                                                         ------         ------         ------         ------
  Total non-performing assets                            $5,973         $5,712         $5,577         $6,400
                                                         ======         ======         ======         ======

Performing troubled debt restructurings                  $  300         $  300         $  144         $  293
                                                         ======         ======         ======         ======

Total non-accrual loans to total loans                     0.21%          0.20%          0.15%          0.18%
Total non-performing assets to total assets                0.19           0.18           0.19           0.24
Allowance for loan losses to total loans                   0.93           0.94           1.00           1.08
Allowance for loan losses to total
 non-accrual loans                                       453.11         477.04         675.26         599.78
Allowance for loan and foreclosure losses
 to total non-performing assets                          401.05         422.16         439.63         379.97

Non-accrual loans increased $230,000 during the three months ended June 30, 2001. The increase was not attributable to any one loan. At June 30, 2001, there was one non-accrual single family mortgage loan with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale remained relatively constant for the three months ended June 30, 2001. At June 30, 2001, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

Foreclosed properties and repossessed assets increased $30,000 during the three months ended June 30, 2001. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at June 30, 2001.

Performing troubled debt restructurings remained constant during the three months ended June 30, 2001.

At June 30, 2001, assets that the Corporation has classified as substandard, net of reserves, consisted of $13.7 million of loans and foreclosed properties. As of March 31, 2001, the substandard assets amounted to $6.8 million. The increase of $6.9 million in substandard assets was due largely to an increase of $6.5 million in substandard commercial loans. This increase was substantially due to the addition of two commercial business loans to a business located in Madison, Wisconsin, during the three-month period ended June 30, 2001. One loan, for $2.2 million, is secured by a general business security agreement on the equipment and inventory, and the other loan, for $4.1 million, is secured by the accounts receivable of the business.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                                                      AT MARCH 31,
                      AT JUNE 30,       -----------------------------------------
                         2001            2001             2000             1999
                      -----------       -------          -------          -------
                                            (In Thousands)

30 to 59 days          $ 9,004         $ 7,141          $ 3,224          $ 5,535
60 to 89 days            1,649             716              903              693
                       -------         -------          -------          -------
    Total              $10,653         $ 7,857          $ 4,127          $ 6,228
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

A summary of the activity in the allowance for losses on loans follows:

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                          ----------------------------
                                            2001                2000
                                          --------            --------
                                             (Dollars In Thousands)

Allowance at beginning of period          $ 24,076            $ 24,404
Charge-offs:
  Mortgage                                    (138)                (11)
  Consumer                                    (211)               (209)
  Commercial business                          (69)                 (1)
                                          --------            --------
     Total charge-offs                        (418)               (221)
Recoveries:
  Mortgage                                       1                   9
  Consumer                                      14                  25
  Commercial business                           41                   2
                                          --------            --------
     Total recoveries                           56                  36
                                          --------            --------
     Net charge-offs                          (362)               (185)
                                          --------            --------
Provision                                      210                 185
                                          --------            --------
Allowance at end of period                $ 23,924            $ 24,404
                                          ========            ========

Net recoveries (charge-offs) to
 average loans                               (0.06)%             (0.03)%
                                          ========            ========

Although management believes that the June 30, 2001 allowance for loan losses is adequate, based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 2001, the Corporation had outstanding commitments to originate loans of $151.0 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $154.1 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.1 million. The Corporation had sold loans with recourse in the amount of $6.6 million through the FHLB Mortgage Partnership Finance Program at June 30, 2001. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2001 amounted to $1.2 billion and scheduled maturities of FHLB advances during the same period totaled $310.8 million. At June 30, 2001, the Corporation also had $16.3 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following June 30, 2001. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended June 30, 2001, the Bank's average liquidity ratio was 13.37%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 2001 and March 31, 2001 (dollars in thousands):



                                                                                                    MINIMUM REQUIRED
                                                                          MINIMUM REQUIRED             TO BE WELL
                                                                            FOR CAPITAL             CAPITALIZED UNDER
                                                  ACTUAL                  ADEQUACY PURPOSES          OTS REQUIREMENTS
                                        ------------------------      ------------------------     ---------------------
                                         AMOUNT            RATIO       AMOUNT           RATIO       AMOUNT         RATIO
                                        -------            -----      -------           -----      -------         -----
AS OF JUNE 30, 2001:

Tier 1 capital
  (to adjusted tangible  assets)        $207,053            6.61%     $ 93,903           3.00%     $156,505         5.00%

Risk-based capital
  (to risk-based assets)                 230,104           10.61       173,499           8.00       216,874        10.00
Tangible capital
  (to tangible assets)                   207,053            6.61        46,952           1.50           N/A          N/A

AS OF MARCH 31, 2001:

Tier 1 capital
  (to adjusted tangible assets)         $199,341            6.50%       92,072           3.00%      153,454         5.00%

Risk-based capital
  (to risk-based assets)                 222,496           10.44       170,535           8.00       213,169        10.00
Tangible capital
  (to tangible assets)                   199,341            6.50        46,036           1.50           N/A          N/A


The following table reconciles stockholder equity to regulatory capital at June 30, 2001 and March 31, 2001 (dollars in thousands):



                                                                  JUNE 30,           MARCH 31,
                                                                 -----------------------------
                                                                    2001               2001
                                                                 ---------           ---------

Stockholders' equity of the Corporation                          $ 225,739           $ 219,612
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                     (15,668)            (17,410)
                                                                 ---------           ---------
Stockholders' equity of the Bank                                   210,071             202,202
Less: Intangible assets and other non-includable assets             (3,018)             (2,861)
                                                                 ---------           ---------
Tier 1 and tangible capital                                        207,053             199,341
Plus: Allowable general valuation allowances                        23,051              23,155
                                                                 ---------           ---------
Risk based capital                                               $ 230,104           $ 222,496
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at June 30, 2001 has not changed materially since March 31, 2001.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Corporation's market rate risk has not materially changed from March 31, 2001. See the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001.



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

ITEM 4            SUBMISSION OF MATTER TO VOTE OF SECURITIES HOLDERS.

                  The Annual Meeting of Stockholders was held on July 24, 2001. There were 22,696,417 shares of common stock that could be voted, and 20,637,822 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon. There were no broker non-votes at the meeting.


                                                         NUMBER OF VOTES
                                                   ----------------------------
                                                      FOR              WITHHELD
                                                   ----------          ---------
Election of Directors for three-year terms
   expiring in 2004:
     Douglas J. Timmerman                          19,408,934          1,228,888
     Greg M. Larson                                20,195,008            442,814


                                                          FOR              AGAINST            WITHHELD
                                                     --------------     ---------------      ------------
Amendment to restated Management Recognition
   Plan and Trust Agreement                           19,045,598          1,269,523            322,701


                                                          FOR              AGAINST            WITHHELD
                                                     --------------     ---------------      ------------
Adoption of the 2001 Stock Option Plan for
    Non-Employee Directors                            18,326,530          1,968,722            342,570

                                                          FOR              AGAINST            WITHHELD
                                                     --------------     ---------------      ------------
Appointment of Ernst & Young LLP as independent
    auditor for the year ending March 31, 2002         20,424,033           72,190              141,599

ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6            EXHIBITS AND REPORTS.

         (A)      REPORTS ON FORM 8-K.

                  On June 25, 2001, the Corporation filed a Current Report on Form 8-K, which disclosed the Corporation's definitive agreement providing for the merger of Ledger Capital Corp. with and into Anchor BanCorp.

                  On August 8, 2001, the Corporation filed a Current Report on Form 8-K, announcing the first quarter earnings of the Corporation for the period ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ANCHOR BANCORP WISCONSIN INC.



Date:   July 31, 2001           By: /s/ Douglas J. Timmerman
      -----------------             --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer




Date:   July 31, 2001           By: /s/ Michael W. Helser
      -----------------             --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer