Form 10-Q
period 2001-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2001-11-14
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_____________ to _____________


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

                      Class: Common stock -- $.10 par value


         Number of shares outstanding as of October 31, 2001: 22,182,253

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

                                                                                   PAGE #
                                                                                   ------
PART I - FINANCIAL INFORMATION


      Item 1   Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of September 30, 2001
                     and March 31, 2001                                               2

                     Consolidated Statements of Income for the Three and Six
                     Months Ended September 30, 2001 and 2000                          3

                     Consolidated Statements of Cash Flows for the Six Months
                     Ended September 30, 2001 and 2000                                 4

                     Notes to Unaudited Consolidated Financial Statements              6

      Item 2   Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

                     Results of Operations                                            10

                     Financial Condition                                              15

                     Asset Quality                                                    16

                     Liquidity & Capital Resources                                    18

                     Asset/Liability Management                                       20

      Item 3   Quantitative and Qualitative Disclosures About Market Risk             21


PART II - OTHER INFORMATION

      Item 1   Legal Proceedings                                                      21
      Item 2   Changes in Securities                                                  21
      Item 3   Defaults upon Senior Securities                                        21
      Item 4   Submission of Matters to Vote of Security Holders                      21
      Item 5   Other Information                                                      21
      Item 6   Exhibits and Reports on Form 8-K                                       21

SIGNATURES                                                                            22

                           CONSOLIDATED BALANCE SHEETS


                                                                                  (Unaudited)
                                                                                   SEPTEMBER 30,        MARCH 31,
                                                                                      2001                 2001
                                                                                 ----------------------------------
                                                                                  (In Thousands, Except Share Data)
ASSETS
Cash                                                                              $    53,338           $    58,481
Interest-bearing deposits                                                              39,008                46,561
                                                                                  -----------           -----------
  Cash and cash equivalents                                                            92,346               105,042
Investment securities available for sale                                               95,997                22,216
Investment securities held to maturity (fair value of $11,846 and
  $34,096, respectively)                                                               11,572                33,913
Mortgage-related securities available for sale                                        130,869               173,968
Mortgage-related securities held to maturity (fair value of $183,380
  and $207,669, respectively)                                                         178,413               205,191
Loans receivable, net:
  Held for sale                                                                        26,985                17,622
  Held for investment                                                               2,412,666             2,414,976
Foreclosed properties and repossessed assets, net                                       1,716                   313
Real estate held for development and sale                                              43,683                48,658
Office properties and equipment                                                        25,783                25,734
Federal Home Loan Bank stock--at cost                                                  39,266                37,985
Accrued interest on investments and loans                                              19,797                20,862
Prepaid expenses and other assets                                                      19,085                20,994
                                                                                  -----------           -----------
     Total assets                                                                 $ 3,098,178           $ 3,127,474
                                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                          $ 2,222,236           $ 2,119,320
Federal Home Loan Bank and other borrowings                                           586,875               712,650
Reverse repurchase agreements                                                          12,635                27,948
Advance payments by borrowers for taxes and insurance                                  19,858                 7,918
Other liabilities                                                                      34,541                40,026
                                                                                  -----------           -----------
     Total liabilities                                                              2,876,145             2,907,862
                                                                                  -----------           -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                              --                    --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 22,174,721 and 22,814,923 shares outstanding,
 respectively                                                                           2,536                 2,536
Additional paid-in capital                                                             56,697                56,571
Retained earnings                                                                     209,247               197,599
Accumulated other comprehensive income                                                  2,919                 1,954
Treasury stock (3,188,618 shares and 2,548,416 shares,
 respectively), at cost                                                               (49,424)              (38,339)
Common stock purchased by benefit plans                                                    58                  (709)
                                                                                  -----------           -----------
     Total stockholders' equity                                                       222,033               219,612
                                                                                  -----------           -----------
     Total liabilities and stockholders' equity                                   $ 3,098,178           $ 3,127,474
                                                                                  ===========           ===========


See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -----------------------------   -----------------------------
                                                                        2001            2000            2001           2000
                                                                      --------        --------        --------       ---------
                                                                                (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                 $ 48,597        $ 49,893        $ 97,547       $  97,205
Mortgage-related securities                                              5,044           4,571          10,754           9,317
Investment securities                                                    1,732           2,190           3,194           4,127
Interest-bearing deposits                                                  473             316           1,075             695
                                                                      --------        --------        --------       ---------
  Total interest income                                                 55,846          56,970         112,570         111,344
INTEREST EXPENSE:
Deposits                                                                23,997          23,448          48,897          45,306
Notes payable and other borrowings                                       8,827          13,508          19,320          25,344
Other                                                                      168             171             276             278
                                                                      --------        --------        --------       ---------
  Total interest expense                                                32,992          37,127          68,493          70,928
                                                                      --------        --------        --------       ---------
  Net interest income                                                   22,854          19,843          44,077          40,416
Provision for loan losses                                                  550             160             760             345
                                                                      --------        --------        --------       ---------
  Net interest income after provision for loan losses                   22,304          19,683          43,317          40,071
NON-INTEREST INCOME:
Loan servicing income                                                      619             625             534           1,237
Service charges on deposits                                              1,604           1,438           3,163           2,838
Insurance commissions                                                      412             483             737           1,008
Gain on sale of loans                                                    1,624           1,208           3,315           1,568
Net gain on sale of investments and mortgage-related securities            277              82             831              82
Net income (loss) from operations of real estate investments              (133)           (679)             26            (614)
Other                                                                      704             400           1,521             816
                                                                      --------        --------        --------       ---------
  Total non-interest income                                              5,107           3,557          10,127           6,935
NON-INTEREST EXPENSE:
Compensation                                                             8,138           6,921          15,801          14,115
Occupancy                                                                1,141           1,106           2,192           2,087
Furniture and equipment                                                  1,102           1,009           2,123           1,956
Data processing                                                          1,030             995           2,132           1,860
Marketing                                                                  618             609           1,232           1,218
Federal insurance premiums                                                  99              97             198             192
Other                                                                    2,265           2,100           4,412           4,104
                                                                      --------        --------        --------       ---------
  Total non-interest expense                                            14,393          12,837          28,090          25,532
                                                                      --------        --------        --------       ---------
  Income before income taxes                                            13,018          10,403          25,354          21,474
Income taxes                                                             4,779           3,822           9,204           7,908
                                                                      --------        --------        --------       ---------
  Net income                                                          $  8,239        $  6,581        $ 16,150       $  13,566
                                                                      ========        ========        ========       =========

Earnings per share:
  Basic                                                               $   0.38        $   0.29        $   0.73       $    0.59
  Diluted                                                                 0.37            0.28            0.71            0.58
Dividends declared per share                                              0.08            0.08            0.16            0.15


See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                                               ----------------------------
                                                                                  2001             2000
                                                                               ----------------------------
                                                                                      (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                    $  16,150           $  13,566
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                           760                 345
 Provision for depreciation and amortization                                       1,420                 956
 Net gain on sales of loans                                                       (3,315)             (1,568)
 Decrease (increase) in accrued interest receivable                                1,065              (1,001)
 (Decrease) increase in accrued interest payable                                  (2,705)              2,421
 (Decrease) increase in accounts payable                                          (4,196)              2,227
 Other                                                                            (8,155)             14,364
                                                                               ---------           ---------
 Net cash provided by operating activities before net proceeds
  from loan sales                                                                  1,024              31,310
 Net decrease due to origination and sale of loans held for sale                  (9,363)             (3,744)
                                                                               ---------           ---------
  Net cash (used) provided by operating activities                                (8,339)             27,566

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                   1,745               3,685
 Proceeds from maturities of investment securities                               200,024              10,499
 Purchase of investment securities available for sale                           (251,463)            (43,559)
 Proceeds from sale of mortgage-related securities available for sale             21,424               4,071
 Purchase of mortgage-related securities available for sale                       (1,475)             (1,485)
 Principal collected on mortgage-related securities                               50,798              24,593
 Loans originated for investment                                                (366,028)           (385,710)
 Principal repayments on loans                                                   388,695             211,184
 Net office properties and equipment                                              (1,409)               (248)
 Sales of real estate                                                                 --                 312
 Investment in real estate held for development and sale                          (4,975)            (14,752)
                                                                               ---------           ---------
  Net cash provided (used) by investing activities                                37,336            (191,410)

                                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                   2001                2000
                                                                                 -----------------------------
                                                                                       (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                                    $ 102,916           $  93,792
 Increase in advance payments by borrowers
   for taxes and insurance                                                          11,940              15,558
 Proceeds from notes payable to Federal Home Loan Bank                             380,300             594,900
 Repayment of notes payable to Federal Home Loan Bank                             (508,500)           (544,500)
 (Decrease) increase in securities sold under agreements
  to repurchase                                                                    (15,313)              8,506
  Increase in other loans payable                                                    2,425              22,315
 Treasury stock purchased                                                          (13,743)            (19,634)
 Exercise of stock options                                                           1,781                 497
 Purchase of stock by retirement plans                                                  73                 942
 Payments of cash dividends to stockholders                                         (3,572)             (3,419)
                                                                                 ---------           ---------
   Net cash provided (used) by financing activities                                (41,693)            168,957
                                                                                 ---------           ---------
   Net increase (decrease) in cash and cash equivalents                            (12,696)              5,113
 Cash and cash equivalents at beginning of period                                  105,042              83,708
                                                                                 ---------           ---------
   Cash and cash equivalents at end of period                                    $  92,346           $  88,821
                                                                                 =========           =========

SUPPLEMENTARY CASH FLOW INFORMATION: Cash paid or credited to accounts:
  Interest on deposits and borrowings                                            $  67,203           $  73,349
  Income taxes                                                                       8,519               7,783


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


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six-month period ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2001.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended September 30, 2001 and 2000, total comprehensive income amounted to $8.6 million and $7.3 million, respectively. For the six months ended September 30, 2001 and 2000, comprehensive income was $17.1 million and $14.1 million, respectively.

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

On June 29, 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142). Statement 142 supersedes certain provisions of APB Opinion No. 17, "Intangible Assets". Under Statement 142, goodwill and indefinite lives intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. The Corporation early-adopted the Statement as of April 1, 2001. The adoption of Statement 142 did not materially affect the Corporation's financial condition, results of operations or liquidity as the Corporation does not currently carry any goodwill on its financial statements.

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

In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement No. 140") that replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Corporation adopted this Statement on April 1, 2001. The application of the new rules did not have a material impact on the Corporation's financial statements.

SEGMENT REPORTING Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements if such segments meet quantitative thresholds for reporting segment information. The Corporation has two operating segments that meet materiality thresholds. These are the community banking operation and real estate development. Segment information is disclosed in the audited financial statements incorporated in the Corporation's Form 10-K for the year ended March 31, 2001.

Certain 2000 accounts have been reclassified to conform to the 2001 presentations.

NOTE 3 - STOCKHOLDERS' EQUITY

On July 8, 2001, 21,300 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended September 30, 2001, options for 78,500 shares of common stock were exercised at a weighted-average price of $6.91 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(810,000). During the quarter ended September 30, 2001, the Corporation repurchased 706,600 shares of common stock. During the quarter, 42,254 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $15.42 per share or $650,000 in the aggregate and the excess of the market price over the cost of the treasury shares $(10,000) was charged to retained earnings. On August 15, 2001, the Corporation paid a cash dividend of $0.825 per share, amounting to $1.9 million.

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share for the three and six months ended September 30, 2001 and 2000 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                            2001                 2000
                                                        -----------          -----------
Numerator:
      Net income                                        $ 8,239,595          $ 6,581,500
                                                        -----------          -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                    $ 8,239,595          $ 6,581,500

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                   21,872,835           22,627,115
      Effect of dilutive securities:
        Employee stock options                              598,557              614,060
        Management Recognition Plans                         13,360                   --
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                        -----------          -----------
        shares and assumed conversions                   22,484,752           23,241,175
                                                        ===========          ===========
Basic earnings per share                                $      0.38          $      0.29
                                                        ===========          ===========
Diluted earnings per share                              $      0.37          $      0.28
                                                        ===========          ===========


                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------
                                                           2001                 2000
                                                                             -----------
Numerator:
      Net income                                        $16,150,867          $13,566,311
                                                        -----------          -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                    $16,150,867          $13,566,311

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                   22,027,629           22,967,268
      Effect of dilutive securities:
        Employee stock options                              553,888              609,203
        Management Recognition Plans                         21,098                   --
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                        -----------          -----------
        shares and assumed conversions                   22,602,615           23,576,471
                                                        ===========          ===========
Basic earnings per share                                $      0.73          $      0.59
                                                        ===========          ===========
Diluted earnings per share                              $      0.71          $      0.58
                                                        ===========          ===========

NOTE 5 - SUBSEQUENT EVENTS

On October 22, 2001, the Corporation declared a $0.0825 per share cash dividend on its common stock to be paid on November 15, 2001 to stockholders of record on November 1, 2001.


NOTE 6 - BUSINESS COMBINATION

On June 15, 2001, the Corporation announced a definitive agreement to merge Ledger Capital Corp. ("Ledger") with, and into, the Corporation. Ledger has $490 million in assets as of September 30, 2001, and reported net income of $560,000 for the quarter ended September 30, 2001. The Corporation filed a Registration Statement on September 14, 2001 for up to 2.9 million shares to be issued in the transaction. The Corporation is anticipating final approval from all regulatory authorities and stockholders during the quarter ending December 31, 2001.

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

                          ANCHOR BANCORP WISCONSIN INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Corporation's expectations of future financial results. The Corporation's ability to predict results or the effect of future plans or strategies is inherently uncertain and the Corporation can give no assurance that those results or expectations will be attained. Factors that could affect actual results include, but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve,
iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Corporation's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Corporation's markets, and xiii) changes in accounting principles, policies or guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


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

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 2001 increased $1.7 million to $8.2 million from $6.6 million and increased $2.6 million to $16.2 million from $13.6 million, respectively, for the same periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to the decrease in interest expense of $4.1 million. In addition, non-interest income increased $1.6 million for the three months ended September 30, 2001. These increases were partially offset by an increase in non-interest expense of $1.6 million, a decrease in interest income of $1.1 million, an increase in income tax expense of $960,000, and an increase in provision for loan losses of $390,000 for the three-month period. The increase in net income for the six-month period compared to the same period last year was largely due to the increase in non-interest income of $3.2 million. In addition, interest expense for the six months ended September 30, 2001 decreased $2.4 million and interest income increased $1.2 million for the same six-month period. These increases were offset by an increase in non-interest expense of $2.6 million, an increase in income tax expense of $1.3 million, and an increase in provision for loan losses of $420,000 for the six-month period.

Net Interest Income. Net interest income increased $3.0 million and $3.7 million for the three and six months ended September 30, 2001 compared to the same periods in 2000. The net interest margin increased to 3.11% from 2.77% for the respective three-month periods and increased to 2.99% from 2.86% for the respective six-month periods. The interest rate spread increased to 2.97% from 2.61% and increased to 2.85% from 2.68%, respectively, for the same periods.

Interest income on mortgage-related securities increased $470,000 and $1.4 million, respectively, for the three- and six-month periods due primarily to the increase of $36.9 million and $51.5 million, respectively, in the average balance of mortgage-related securities. Interest income on interest-bearing deposits increased $160,000 and $380,000, respectively, for the three and six months ended September 30, 2001, due to the increase of $33.8 million and $37.3 million in the average balance of interest-bearing deposits. Interest income on loans decreased $1.3 million and increased $340,000 for the three and six months ended September 30, 2001 as compared to the same periods in the prior year. The decrease in the interest income on loans for the three-month period was the result of a decrease of $9.7 million in the average balance of loans and the increase in interest income for the six-month period was the result of an increase of $33.4 million in the average balance of loans due to increased loan originations. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $460,000 and $930,000, respectively, for the three- and six-month periods ended September 30, 2001 as compared to the same periods in the prior year. This was primarily a result of a decrease in the average yield of 1.71% from 6.34% to 4.63% for the three-month period ended September 30, 2001 and a decrease of $8.7 million in the average balance of the investment securities and a decrease in the average yield of 1.07% from 6.25% to 5.18% for the six-month period as compared to the same period in the prior year.

Interest expense on deposits increased $550,000 and $3.6 million for the three and six months ended September 30, 2001 as compared to the same period in 2000. These increases were due primarily to the increases in the average balances of deposits of $277.5 million and $256.9 million, respectively, for the three- and six-month periods, as a result of various demand deposit and certificate promotions. Interest expense on notes payable and other borrowings decreased $4.7 million and $6.0 million, respectively, during the same periods due to a decrease of $209.0 million and $135.9 million, respectively, in the average balances of notes payable and other borrowings. Other interest expense remained relatively constant for the three and six months ended September 30, 2001, as compared to the same periods in the prior year.

Provision for Loan Losses. Provision for loan losses increased $390,000 to $550,000 and increased $420,000 to $760,000 for the three- and six-month periods ended September 30, 2001 compared to the same periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality.

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

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                            2001                                 2000
                                            ----------------------------------    -----------------------------------
                                                                       AVERAGE                               AVERAGE
                                                AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                                BALANCE      INTEREST   COST (1)     BALANCE      INTEREST     COST (1)
                                            -------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 1,867,922    $ 37,630     8.06%     $ 1,889,416    $ 37,761     7.99%
Consumer loans                                    450,910       9,215     8.17          462,722      10,368     8.96
Commercial business loans                         95,656        1,752     7.33           72,045       1,764      9.79
                                              -----------    --------               -----------    --------
  Total loans receivable                        2,414,488      48,597     8.05        2,424,183      49,893     8.23
Mortgage-related securities                       321,971       5,044     6.27          285,083       4,571     6.41
Investment securities                             110,413       1,126     4.08          102,266       1,501     5.87
Interest-bearing deposits                          53,957         473     3.51           20,140         316     6.28
Federal Home Loan Bank stock                      39,212          606     6.18           35,866         689     7.68
                                              -----------    --------               -----------    --------
  Total interest-earning assets                 2,940,041      55,846     7.60        2,867,538      56,970     7.95
                                                                       -------                                  ----
Non-interest-earning assets                       179,051                               162,788
                                              -----------                           ----------
  Total assets                                $ 3,119,092                           $ 3,030,326
                                              ===========                          ===========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $ 661,857       3,439     2.08      $   578,755       4,975     3.44
Regular passbook savings                          136,277         420     1.23          139,296         579     1.66
Certificates of deposit                        1,393,569       20,138     5.78        1,196,169      17,894     5.98
                                              -----------    --------               -----------    --------
  Total deposits                                2,191,703      23,997     4.38         1,914,220      23,448    4.90
Notes payable and other borrowings                639,142       8,827     5.52           848,174      13,508    6.37
Other                                             17,468          168     3.85            20,014         171    3.42
                                              -----------    --------               -----------    --------
  Total interest-bearing liabilities            2,848,313      32,992     4.63         2,782,408     37,127     5.34
                                                             --------  --------                    --------     ----
Non-interest-bearing liabilities                   44,279                                38,502
                                              -----------                           ----------
  Total liabilities                             2,892,592                             2,820,910
Stockholders' equity                              226,500                               209,416
                                              -----------                           ----------
  Total liabilities and stockholders' equity  $ 3,119,092                           $ 3,030,326
                                              ===========                          ===========

  Net interest income/interest rate spread                   $ 22,854      2.97%                    $ 19,843     2.61%
                                                             ========  ========                     ========     =====
  Net interest-earning assets                 $    91,728                               $ 85,130
                                              ===========                             ========
  Net interest margin                                                      3.11%                                 2.77%
                                                                       ========                                  =====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.03                                  1.03
                                              ===========


--------------------------------------

(1) Annualized


                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------
                                                          2001                                2000
                                         -----------------------------------------------------------------------
                                                                   AVERAGE                              AVERAGE
                                          AVERAGE                   YIELD/       AVERAGE                 YIELD/
                                          BALANCE     INTEREST     COST (1)      BALANCE     INTEREST   COST (1)
                                         -----------------------------------------------------------------------
                                                                 (Dollars In Thousands)

INTEREST-EARNING ASSETS
Mortgage loans                          1,868,246      74,868       8.01%       1,862,181     73,623     7.91%
Consumer loans                            458,143      19,113       8.34          455,570     20,175     8.86
Commercial business loans                  93,453       3,566       7.63           68,650      3,407     9.93
                                       ----------     --------                 ----------   --------
  Total loans receivable                2,419,842      97,547       8.06        2,386,401     97,205     8.15
Mortgage-related securities               341,290      10,754       6.30          289,806      9,317     6.43
Investment securities                      84,351       1,962       4.65           96,478      2,804     5.81
Interest-bearing deposits                  59,375       1,075       3.62           22,071        695     6.30
Federal Home Loan Bank stock               38,910       1,232       6.33           35,515      1,323     7.45
                                       ----------     --------                 ----------   --------
  Total interest-earning assets         2,943,768     112,570       7.65        2,830,271    111,344     7.87
                                                                    ----                                 ----
Non-interest-earning assets               171,240                                 152,585
                                       ----------                              ----------
  Total assets                         $3,115,008                              $2,982,856
                                       ==========                              ==========

INTEREST-BEARING LIABILITIES
Demand deposits                        $  643,311       7,410      2.30        $  571,976     9,465      3.31
Regular passbook savings                  135,038         876      1.30           139,392     1,139      1.63
Certificates of deposit                 1,376,561      40,611      5.90         1,186,646    34,702      5.85
                                       ----------     -------                  ----------   -------
  Total deposits                        2,154,910      48,897      4.54         1,898,014    45,306      4.77
Notes payable and other borrowings        682,576      19,320      5.66           818,490    25,344      6.19
Other                                      14,414         276      3.83            16,193       278      3.43
                                       ----------     -------                  ----------   -------
  Total interest-bearing liabilities    2,851,900      68,493      4.80         2,732,697    70,928      5.19
                                                      -------      ----                     -------      ----
Non-interest-bearing liabilities           45,513                                  38,013
                                       ----------                              ----------
  Total liabilities                     2,897,413                               2,770,710
Stockholders' equity                      217,595                                 212,146
                                       ----------                              ----------
  Total liabilities and stockholders'
    equity                             $3,115,008                              $2,982,856
                                       ==========                              ==========

  Net interest income/interest rate
    spread                                             44,077      2.85%                    40,416       2.68%
                                                       ======      ====                     ======       ====


  Net interest-earning assets          $   91,868                              $   97,574
                                       ==========                              ==========
  Net interest margin                                              2.99%                                 2.86%
                                                                   ====                                  ====
  Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                               1.03                                    1.04
                                             ====                                    ====


-------------------------------------
(1) Annualized

Non-Interest Income. Non-interest income increased $1.6 million to $5.1 million and $3.2 million to $10.1 million, respectively, for the three and six months ended September 30, 2001 as compared to $3.6 million and $6.9 million for the same periods in the prior year primarily due to an increase in gain on sale of loans of $420,000 and $1.7 million, respectively. These increases were due to increases in secondary market loans sold, resulting from the low interest rate environment. In addition, net gain on sale of investments and mortgage-related securities increased $200,000 and $750,000, respectively, for the three- and six-month periods ended September 30, 2001. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $300,000 and $710,000 for the respective three- and six- month periods. Service charges on deposit accounts increased $170,000 and $330,000, respectively, for the three and six months ended September 30, 2001 due to growth in deposits and increased fees. Net income from operations of real estate investments increased $550,000 and $640,000 for the three- and six-month periods ended September 30, 2001 as compared to the same periods in the prior year. These increases were partially offset by a decrease in loan servicing income of $10,000 and $700,000 due primarily to increased OMSR amortization. In addition, insurance commissions decreased $70,000 and $270,000 for the three and six months ended September 30, 2001 as compared to the same periods in the prior year due to decreased sales.

Non-Interest Expense. Non-interest expense increased $1.6 million to $14.4 million and $2.6 million to $28.1 million, respectively, for the three and six months ended September 30, 2001 as compared to $12.8 million and $25.5 million for the same periods in 2000, as a result of several factors. Compensation expense increased $1.2 million and $1.7 million, respectively, for the three- and six-month periods compared to the prior periods due primarily to an increase in incentive compensation resulting from increased loan production. In addition, data processing expense increased $40,000 and $270,000, respectively, for the three and six months ended September 30, 2001 as compared to the same periods in the prior year due to increased lease payments, line charges and support services. Other non-interest expense increased $170,000 and $310,000, respectively, for the three- and six-month periods largely due to increased office supplies expense and postage expense. Furniture and equipment expense increased $90,000 and $170,000, in the three- and six-month periods, respectively, largely due to normal increases in depreciation and increased contracted services. Occupancy expense increased $40,000 and $110,000, respectively, for the three and six months ended September 30, 2001 as compared to the same periods in the prior year due largely to increased utilities expense and increased leasehold rental. Federal insurance premiums and marketing expense remained relatively constant during the three- and six-month periods ended September 30, 2001 as compared to the same periods in 2000.

Income Taxes. Income tax expense increased $960,000 and $1.3 million during the three and six months ended September 30, 2001 as compared to the same periods in 2000. The effective tax rate was 36.7% and 36.3%, respectively, for the current three- and six-month periods, as compared to 36.7% and 36.8% for the three- and six-month periods last year.

FINANCIAL CONDITION



During the six months ended September 30, 2001, the Corporation's assets decreased by $29.3 million from $3.13 billion at March 31, 2001, to $3.10 billion. The majority of this decrease was attributable to decreases in mortgage-related securities, which were partially offset by increases in investment securities and loans.

Mortgage-related securities (both available for sale and held to maturity) decreased $69.9 million during the six months ended September 30, 2001 as a result of principal repayments and market value adjustments of $50.0 million and sales of $21.4 million. These decreases were offset slightly by purchases of $1.5 million of mortgage-related securities in this six-month period. Mortgage-related securities consisted of $23.5 million of mortgage-backed securities and $285.8 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at September 30, 2001.

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

Investment securities (both available for sale and held to maturity) increased $51.4 million during the six months ended September 30, 2001 as a result of purchases of $251.5 million of U.S. Government and agency securities, which were partially offset by sales and maturities of $200.1 million.

Total loans (including loans held for sale) increased $7.1 million during the six months ended September 30, 2001. Activity for the period included (i) originations and purchases of $414.4 million, (ii) sales of $228.9 million, and
(iii) principal repayments and other adjustments of $178.4 million.

Total liabilities decreased $31.7 million during the six months ended September 30, 2001. Deposits increased $102.9 million during the six months ended September 30, 2001. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $139.2 million at September 30, 2001 and generally mature within one year. FHLB advances and other borrowings decreased $125.8 million during the six months ended September 30, 2001. Reverse repurchase agreements decreased $15.3 million during the six months ended September 30, 2001. Advance payments by borrowers for taxes and insurance increased $11.9 million during this same period. Other liabilities decreased $5.5 million during the six-month period ended September 30, 2001.

Stockholders' equity increased $2.4 million during the six months ended September 30, 2001 as a net result of (i) comprehensive income of $17.1 million
(ii) stock options exercised of $2.6 million, with the excess of the cost of treasury shares over the option price $(920,000) charged to retained earnings, and tax on compensatory options of $130,000 charged to additional paid-in capital, and (iii) benefit plan shares earned and related tax adjustments totaling $770,000. These increases were offset by (i) purchases of treasury stock of $13.7 million (ii) cash dividends of $3.6 million and (iii) the purchase of stock by retirement plans of $(10,000).

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

Non-performing assets increased $80,000 to $5.8 million at September 30, 2001 from $5.7 million at March 31, 2001 and increased as a percentage of total assets to 0.19% from 0.18% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                AT SEPTEMBER 30,                AT MARCH 31,
                                                                     ----------------------------------
                                                     2001              2001          2000        1999
                                               ----------------      ----------------------------------
                                                                            (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                         $1,749             $2,572       $2,582       $2,931
 Multi-family residential                             189                372            3           --
 Commercial real estate                               670                650          126          145
 Construction and land                                242                257           --           --
 Consumer                                             559                499          571          571
 Commercial business                                  593                697          332          359
                                                   ------             ------       ------       ------
  Total non-accrual loans                           4,002              5,047        3,614        4,006
Real estate held for development and sale              78                352        1,691        1,764
Foreclosed properties and repossessed assets,       1,716                313          272          630
                                                   ------             ------       ------       ------
net
  Total non-performing assets                      $5,796             $5,712       $5,577       $6,400
                                                   ======             ======       ======       ======

Performing troubled debt restructurings            $  299             $  300       $  144       $  293
                                                   ======             ======       ======       ======

Total non-accrual loans to total loans               0.15%              0.20%        0.15%        0.18%
Total non-performing assets to total assets          0.19               0.18         0.19         0.24
Allowance for loan losses to total loans             0.91               0.94         1.00         1.08
Allowance for loan losses to total
 non-accrual loans                                 594.03             477.04       675.26       599.78
Allowance for loan and foreclosure losses
 to total non-performing assets                    411.25             422.16       439.63       379.97

Non-accrual loans decreased $1.0 million during the six months ended September 30, 2001. The decrease was mainly attributed to a single family mortgage loan for $1.0 million that went from non-accrual at March 31, 2001 to foreclosed properties and repossessed assets at September 30, 2001. At September 30, 2001, there were no non-accrual loans with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale decreased $270,000 during the six months ended September 30, 2001.

Foreclosed properties and repossessed assets increased $1.4 million during the six months ended September 30, 2001 due to the addition of the $1.0 million single family mortgage loan during the six-month period ended September 30, 2001 from the non-accrual category at March 31, 2001. There were no other foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at September 30, 2001.

Performing troubled debt restructurings remained constant during the six months ended September 30, 2001.

At September 30, 2001, assets that the Corporation had classified as substandard, net of reserves, consisted of $12.5 million of loans and foreclosed properties. As of March 31, 2001, substandard assets amounted to $6.8 million. The increase of $5.7 million in substandard assets was due largely to an increase of $5.0 million in substandard commercial loans. This increase was substantially due to the addition of two commercial business loans to a business located in Madison, Wisconsin, during the six-month period ended September 30, 2001. One loan, for $1.9 million, is secured by a general business security agreement on the equipment and inventory, and the other loan, for $3.5 million, is secured by the accounts receivable of the business.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                                                    AT SEPTEMBER 30,                       AT MARCH 31,
                                                                             ----------------------------------------
                                                        2001                  2001            2000             1999
                                                      -------                ------          ------           ------
                                                                                  (In Thousands)
30 to 59 days                                         $13,433                $7,141          $3,224           $5,535
                                                      -------                ------          ------           ------
60 to 89 days                                           1,222                   716             903              693
                                                      -------                ------          ------           ------


 Total                                                $14,655                $7,857          $4,127           $6,228
                                                      =======                ======          ======           ======

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuous basis to determine the necessity for additions to the allowance for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                        --------------------------          --------------------------
                                          2001              2000              2001              2000
                                        --------------------------          --------------------------
                                                           (Dollars In Thousands)
Allowance at beginning of period        $ 23,924          $ 24,404          $ 24,076          $ 24,404
Charge-offs:
  Mortgage                                  (402)             (502)             (540)             (513)
  Consumer                                  (173)             (157)             (384)             (366)
  Commercial business                       (136)               --              (205)               (1)
                                        --------          --------          --------          --------
     Total charge-offs                      (711)             (659)           (1,129)             (880)
Recoveries:
  Mortgage                                     1               208                 2               217
  Consumer                                     8                14                22                39
  Commercial business                          1                13                42                15
                                        --------          --------          --------          --------
     Total recoveries                         10               235                66               271
                                        --------          --------          --------          --------
     Net charge-offs                        (701)             (424)           (1,063)             (609)
Provision for loan losses                    550               160               760               345
                                        --------          --------          --------          --------
   Allowance at end of period           $ 23,773          $ 24,140          $ 23,773          $ 24,140
                                        ========          ========          ========          ========

Net charge-offs to average loans           (0.12)%           (0.07)%           (0.09)%           (0.05)%
                                        ========          ========          ========          ========


Although management believes that the September 30, 2001 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and mortgage-related securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.

At September 30, 2001, the Corporation had outstanding commitments to originate loans of $161.6 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $160.6 million and loans sold with recourse to the Corporation in the event of default by the borrower of $1.0 million. The Corporation had sold loans with recourse in the amount of $6.9 million through the FHLB Mortgage Partnership Finance Program at September 30, 2001. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2001 amounted to $1.15 billion and scheduled maturities of FHLB advances during the same period totaled $201.9 million. At September 30, 2001, the Corporation also had $12.6 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following September 30, 2001. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended September 30, 2001, the Bank's average liquidity ratio was 14.56%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 2001 and March 31, 2001 (dollars in thousands):

                                                                                         MINIMUM REQUIRED
                                                                 MINIMUM REQUIRED           TO BE WELL
                                                                    FOR CAPITAL          CAPITALIZED UNDER
                                             ACTUAL              ADEQUACY PURPOSES        OTS REQUIREMENTS
                               -----------------------------------------------------------------------------
                                       AMOUNT       RATIO     AMOUNT         RATIO      AMOUNT       RATIO
                               -----------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2001:
Tier 1 capital
  (to adjusted tangible              $210,492       6.91%     $ 91,367       3.00%      $152,278       5.00%
assets)
Risk-based capital
  (to risk-based assets)              234,001      10.91       171,545       8.00        214,431      10.00
Tangible capital
  (to tangible assets)                210,492       6.91        45,683       1.50       N/A           N/A

AS OF MARCH 31, 2001:
Tier 1 capital
  (to adjusted tangible              $199,341      6.50%        92,072      3.00%        153,454       5.00%
assets)
Risk-based capital
  (to risk-based assets)              222,496      10.44       170,535       8.00        213,169       10.00
Tangible capital
  (to tangible assets)                199,341       6.50        46,036       1.50       N/A            N/A

The following table reconciles stockholder equity to regulatory capital at September 30, 2001 and March 31, 2001 (dollars in thousands):

                                                                      SEPTEMBER 30,                  MARCH 31,
                                                                   -------------------------------------------
                                                                          2001                         2001
                                                                   -------------------------------------------

Stockholders' equity of the Corporation                                $ 222,033                     $219,612
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                           (7,623)                     (17,410)
                                                                      ---------                     --------
Stockholders' equity of the Bank                                         214,410                      202,202
Less: Intangible assets and other non-includable assets                  (3,918)                      (2,861)
                                                                      ---------                     --------
Tier 1 and tangible capital                                              210,492                      199,341
Plus: Allowable general valuation allowances                             23,509                       23,155
                                                                      ---------                     --------
Risk based capital                                                    $ 234,001                     $222,496
                                                                      =========                     ========

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at September 30, 2001 has not changed materially since March 31, 2001.

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

ITEM 2            CHANGES IN SECURITIES.

                  Not applicable.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS.

                  Not applicable.

ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6            EXHIBITS AND REPORTS.

         (a)      REPORTS ON FORM 8-K.

                  On June 25, 2001, the Corporation filed a Current Report on Form 8-K, which disclosed the Corporation's definitive agreement providing for the Corporation's acquisition of Ledger Capital Corp.

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



                                                   ANCHOR BANCORP WISCONSIN INC.



Date:    October 31, 2001       By: /s/ Douglas J. Timmerman
         ----------------           -------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer




Date:    October 31, 2001       By: /s/ Michael W. Helser
         ----------------           -------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer