Form 10-Q
period 2001-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2002-02-13
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _______________ to ________________


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


                      Class: Common stock -- $.10 par value


         Number of shares outstanding as of January 31, 2002: 24,906,176

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of December 31, 2001
                              and March 31, 2001                                                              2

                              Consolidated Statements of Income for the Three and Nine
                              Months Ended December 31, 2001 and 2000                                         3

                              Consolidated Statements of Cash Flows for the Nine Months
                              Ended December 31, 2001 and 2000                                                4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                          10

                              Financial Condition                                                            15

                              Asset Quality                                                                  16

                              Liquidity & Capital Resources                                                  18

                              Asset/Liability Management                                                     20

                              Segment Reporting                                                              21

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             24

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      24
         Item 2       Changes in Securities                                                                  24
         Item 3       Defaults upon Senior Securities                                                        24
         Item 4       Submission of Matters to Vote of Security Holders                                      24
         Item 5       Other Information                                                                      24
         Item 6       Exhibits and Reports on Form 8-K                                                       24

SIGNATURES                                                                                                   25

                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                            DECEMBER 31,      MARCH 31,
                                                                                2001            2001
                                                                          ---------------------------------
                                                                          (In Thousands, Except Share Data)
ASSETS
Cash                                                                         $    57,290      $    58,481
Interest-bearing deposits                                                        179,162           46,561
                                                                             -----------      -----------
  Cash and cash equivalents                                                      236,452          105,042
Investment securities available for sale                                          54,162           22,216
Investment securities held to maturity (fair value of $10,106 and
  $34,096, respectively)                                                           9,869           33,913
Mortgage-related securities available for sale                                   157,958          173,968
Mortgage-related securities held to maturity (fair value of $163,785
  and $207,669, respectively)                                                    162,464          205,191
Loans receivable, net:
  Held for sale                                                                   60,307           17,622
  Held for investment                                                          2,694,380        2,414,976
Foreclosed properties and repossessed assets, net                                  2,063              313
Real estate held for development and sale                                         46,561           48,658
Office properties and equipment                                                   31,091           25,734
Federal Home Loan Bank stock--at cost                                             52,554           37,985
Accrued interest on investments and loans                                         21,529           20,862
Prepaid expenses and other assets                                                 50,056           20,994
                                                                             -----------      -----------
     Total assets                                                            $ 3,579,446      $ 3,127,474
                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                     $ 2,558,028      $ 2,119,320
Federal Home Loan Bank and other borrowings                                      658,994          712,650
Reverse repurchase agreements                                                        135           27,948
Advance payments by borrowers for taxes and insurance                              1,057            7,918
Other liabilities                                                                101,578           40,026
                                                                             -----------      -----------
     Total liabilities                                                         3,319,792        2,907,862
                                                                             -----------      -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                       --               --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 24,845,906 and 22,814,923 shares outstanding,
 respectively                                                                      2,536            2,536
Additional paid-in capital                                                        46,648           56,571
Retained earnings                                                                215,199          197,599
Accumulated other comprehensive income                                             3,353            1,954
Treasury stock (517,433 shares and 2,548,416 shares,
 respectively), at cost                                                           (8,140)         (38,339)
Common stock purchased by benefit plans                                               58             (709)
                                                                             -----------      -----------
     Total stockholders' equity                                                  259,654          219,612
                                                                             -----------      -----------
     Total liabilities and stockholders' equity                              $ 3,579,446      $ 3,127,474
                                                                             ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 DECEMBER 31,                 DECEMBER 31,
                                                                           ----------------------      ------------------------
                                                                             2001          2000           2001          2000
                                                                           ----------------------      ------------------------
                                                                                    (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                      $ 50,205      $ 51,416      $ 147,752      $ 148,621
Mortgage-related securities                                                   4,807         4,405         15,771         13,722
Investment securities                                                         1,625         2,363          4,819          6,490
Interest-bearing deposits                                                       511           756          1,586          1,451
                                                                           --------      --------      ---------      ---------
  Total interest income                                                      57,148        58,940        169,928        170,284

INTEREST EXPENSE:
Deposits                                                                     23,125        26,319         72,022         71,625
Notes payable and other borrowings                                            8,049        12,660         27,369         38,004
Other                                                                           187           185            462            463
                                                                           --------      --------      ---------      ---------
  Total interest expense                                                     31,361        39,164         99,853        110,092
                                                                           --------      --------      ---------      ---------
  Net interest income                                                        25,787        19,776         70,075         60,192
Provision for loan losses                                                       150           150            910            495
                                                                           --------      --------      ---------      ---------
  Net interest income after provision for loan losses                        25,637        19,626         69,165         59,697

NON-INTEREST INCOME:
Loan servicing income                                                          (127)          673            407          1,910
Service charges on deposits                                                   1,706         1,512          4,869          4,350
Insurance commissions                                                           384           436          1,122          1,444
Gain on sale of loans                                                         2,347           609          5,663          2,177
Net gain (loss) on sale of investments and mortgage-related securities           (5)           33            825            115
Net loss from operations of real estate investments                            (695)         (761)          (668)        (1,375)
Other                                                                           822           576          2,341          1,392
                                                                           --------      --------      ---------      ---------
  Total non-interest income                                                   4,432         3,078         14,559         10,013

NON-INTEREST EXPENSE:
Compensation                                                                  8,407         7,210         24,208         21,325
Occupancy                                                                     1,193         1,112          3,385          3,199
Furniture and equipment                                                       1,160           942          3,283          2,898
Data processing                                                               1,252           923          3,384          2,783
Marketing                                                                       612           431          1,845          1,649
Federal insurance premiums                                                      101            97            299            289
Other                                                                         3,067         2,177          7,689          6,281
                                                                           --------      --------      ---------      ---------
  Total non-interest expense                                                 15,792        12,892         44,093         38,424
                                                                           --------      --------      ---------      ---------
  Income before income taxes                                                 14,277         9,812         39,631         31,286

Income taxes                                                                  5,463         3,345         14,667         11,253
                                                                           --------      --------      ---------      ---------
  Net income                                                               $  8,814      $  6,467      $  24,964      $  20,033
                                                                           ========      ========      =========      =========

Earnings per share:
  Basic                                                                    $   0.38      $   0.29      $    1.12      $    0.88
  Diluted                                                                      0.37          0.28           1.09           0.86
Dividends declared per share                                                   0.08          0.08           0.24           0.22

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                    2001            2000
                                                                               ------------------------------
                                                                                       (In Thousands)
OPERATING ACTIVITIES
   Net income                                                                     $  24,964      $  20,033
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                                                            910            495
   Provision for depreciation and amortization                                        5,088          1,609
   Net gain on sales of loans                                                        (5,663)        (2,177)
   Decrease (increase) in accrued interest receivable                                   398         (2,671)
   (Decrease) increase in accrued interest payable                                   (3,000)         2,989
   Increase in accounts payable                                                      62,770         42,252
   Other                                                                              4,911         (7,602)
                                                                                  ---------      ---------
   Net cash provided by operating activities before net proceeds
     from loan sales                                                                 90,378         54,928
   Net decrease (increase) due to origination and sale of loans held for sale       (42,685)       120,998
                                                                                  ---------      ---------
     Net cash provided by operating activities                                       47,693        175,926

INVESTING ACTIVITIES
   Proceeds from sales of investment securities available for sale                    2,600         26,230
   Proceeds from maturities of investment securities                                337,666         52,499
   Purchase of investment securities available for sale                            (346,628)       (65,323)
   Proceeds from sale of mortgage-related securities available for sale              21,916          4,071
   Purchase of mortgage-related securities available for sale                       (51,186)      (133,378)
   Principal collected on mortgage-related securities                                88,326         35,236
   Loans originated for investment                                                 (499,983)      (439,938)
   Principal repayments on loans                                                    207,140        228,932
   Net additions of office properties and equipment                                 (10,348)           (46)
   Sales of real estate                                                                  --            312
   Cash paid to purchase Ledger Capital Corp                                         (1,985)            --
   Investment in real estate held for development and sale                            2,097        (15,863)
                                                                                  ---------      ---------
   Net cash used by investing activities                                           (250,385)      (307,268)

                                                                         NINE MONTHS ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         ------------------------------
                                                                                  (In Thousands)
FINANCING ACTIVITIES
  Increase in deposit accounts                                             $ 438,708         $ 170,436
  Decrease in advance payments by borrowers
    for taxes and insurance                                                   (6,861)           (7,576)
  Proceeds from notes payable to Federal Home Loan Bank                      570,700           767,800
  Repayment of notes payable to Federal Home Loan Bank                      (633,096)         (721,800)
  Decrease in securities sold under agreements
    to repurchase                                                            (27,813)          (46,378)
  Increase in other loans payable                                              8,740            24,540
  Treasury stock purchased                                                   (13,743)          (22,046)
  Exercise of stock options                                                    2,709               831
  Purchase of stock by retirement plans                                          160             1,174
  Payments of cash dividends to stockholders                                  (5,402)           (5,148)
                                                                           ---------         ---------
    Net cash provided by financing activities                                334,102           161,833
                                                                           ---------         ---------
    Net increase in cash and cash equivalents                                131,410            30,491
  Cash and cash equivalents at beginning of period                           105,042            83,708
                                                                           ---------         ---------
    Cash and cash equivalents at end of period                             $ 236,452         $ 114,199
                                                                           =========         =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                      $  98,635         $ 113,081
  Income taxes                                                                11,919         $  10,917

  Securitization of mortgage loans held for sale to mortgage-backed
    securities                                                                    --           128,456

See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank fsb (the "Bank") and Investment Directions, Inc. ("IDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC") and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for by the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


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


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine-month period ended December 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2001.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended December 31, 2001 and 2000, total comprehensive income amounted to $9.2 million and $6.9 million, respectively. For the nine months ended December 31, 2001 and 2000, comprehensive income was $26.4 million and $21.1 million, respectively.


NEW ACCOUNTING STANDARDS On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"). Statement 141 eliminates the pooling-of-interest method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets separate from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

On June 29, 2001, the FASB approved the issuance of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 142 supersedes certain provisions of APB Opinion No. 17, "Intangible Assets". Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. The Corporation adopted the Statement as of April 1, 2001. The adoption of Statement 142 did not materially affect the Corporation's financial condition, results of operations or liquidity.

On April 1, 2001, the Corporation adopted Statement 133, "Accounting for Derivative Instruments and Hedging Activities". This new standard requires that all derivative instruments be recorded in the statement of condition at fair value. The recording of the gain or loss due to changes in fair value could either be reported in earnings or as other comprehensive income in the statement of shareholders' equity, depending on the type of instrument and whether or not it is considered a hedge. The adoption of this new statement did not have a material effect on the Corporation's financial condition, results of operations or liquidity.

In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement No. 140") which replaces, in its entirety, Statement No. 125. Although Statement No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The Corporation adopted this Statement on April 1, 2001. The application of the new rules did not have a material impact on the Corporation's financial statements.

Certain 2000 accounts have been reclassified to conform to the 2001 presentations.


NOTE 3 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2001, options for 174,467 shares of common stock were exercised at a weighted-average price of $5.13 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(2.3 million). There were no repurchased shares of common stock during the quarter ended December 31, 2001. During the quarter, 5,112 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $18.27 per share or $93,400 in the aggregate and the excess of the market price over the cost of the treasury shares $(3,400) was charged to retained earnings. On November 15, 2001, the Corporation paid a cash dividend of $0.0825 per share, amounting to $1.8 million.


NOTE 4 - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended December 31, 2001 and 2000 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                      THREE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------
                                                          2001               2000
                                                      -------------------------------
Numerator:
      Net income                                      $ 8,813,857        $ 6,466,721
                                                      -----------        -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                  $ 8,813,857        $ 6,466,721

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                 23,025,397         22,410,597
      Effect of dilutive securities:
        Employee stock options                            588,381            511,528
        Management Recognition Plans                       13,399                 --
      Denominator for diluted earnings per
        share--adjusted weighted-average              -----------        -----------
        shares and assumed conversions                 23,627,177         22,922,125
                                                      ===========        ===========
Basic earnings per share                              $      0.38        $      0.29
                                                      ===========        ===========
Diluted earnings per share                            $      0.37        $      0.28
                                                      ===========        ===========

                                                      NINE MONTHS ENDED DECEMBER 31,
                                                      ------------------------------
                                                          2001               2000
                                                      ------------------------------
Numerator:
      Net income                                      $24,963,726        $20,033,032
                                                      -----------        -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                  $24,963,726        $20,033,032

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                 22,361,428         22,781,036
      Effect of dilutive securities:
        Employee stock options                            565,427            576,526
        Management Recognition Plans                       18,559                 --
      Denominator for diluted earnings per
        share--adjusted weighted-average              -----------        -----------
        shares and assumed conversions                 22,945,414         23,357,562
                                                      ===========        ===========
Basic earnings per share                              $      1.12        $      0.88
                                                      ===========        ===========
Diluted earnings per share                            $      1.09        $      0.86
                                                      ===========        ===========

NOTE 5 - SUBSEQUENT EVENTS

On January 17, 2002, the Corporation declared a $0.0825 per share cash dividend on its common stock to be paid on February 15, 2002 to stockholders of record on February 1, 2002.



NOTE 6 - BUSINESS COMBINATION

On November 10, 2001, Ledger Capital Corp. ("Ledger") was merged with the Corporation following the receipt of all required regulatory and stockholder approvals. Ledger had $450.0 million in assets as of the merger date. In the merger, Ledger shareholders received either 1.1 shares of Anchor BanCorp common stock or the taxable cash equivalent, as long as the cash conversion did not exceed 20 percent of the Ledger shares, in exchange for each share of Ledger stock. Approximately 2.5 million shares of common stock of the Corporation were issued to Ledger shareholders and $2.0 million was paid to those shareholders that converted shares to cash. The transaction resulted in goodwill of approximately $20.0 million and added 4 full service offices and one limited service office in the Milwaukee metropolitan area.

                          ANCHOR BANCORP WISCONSIN INC.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Corporation's expectations of future financial results. The Corporation's ability to predict results or the effect of future plans or strategies is inherently uncertain and the Corporation can give no assurance that those results or expectations will be attained. Factors that could affect actual results include, but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve,
iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, vii) changes in the quality or composition of the Corporation's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and mortgage-backed securities repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Corporation's markets, xiii) changes in accounting principles, policies or guidelines and xiv) acquisitions, which may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

RESULTS OF OPERATIONS

General. Net income for the three and nine months ended December 31, 2001 increased $2.3 million to $8.8 million from $6.5 million and increased $4.9 million to $25.0 million from $20.0 million, respectively, for the same periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to the decrease in interest expense of $7.8 million. In addition, non-interest income increased $1.4 million for the three months ended December 31, 2001. These increases were partially offset by an increase in non-interest expense of $2.9 million, an increase in income tax expense of $2.1 million, and a decrease in interest income of $1.8 million for the three-month period. The increase in net income for the nine-month period compared to the same period last year was largely due to the decrease in interest expense of $10.2 million. In addition, non-interest income for the nine months ended December 31, 2001 increased $4.5 million for the same nine-month period. These increases were offset by an increase in non-interest expense of $5.7 million, an increase in income tax expense of $3.4 million, an increase in provision for loan losses of $420,000, and a decrease in interest income of $360,000 for the nine-month period.

Net Interest Income. Net interest income increased $6.0 million and $9.9 million for the three and nine months ended December 31, 2001, respectively, as compared to the same respective periods in 2000. The net interest margin increased to 3.27% from 2.68% for the respective three-month periods and increased to 3.03% from 2.80% for the respective nine-month periods. The interest rate spread increased to 3.18% from 2.48% and increased to 2.83% from 2.61%, respectively, for the same periods.

Interest income on mortgage-related securities increased $400,000 and $2.0 million, respectively, for the three- and nine-month periods due primarily to the increase of $46.1 million and $49.7 million, respectively, in the average balance of mortgage-related securities. Interest income on interest-bearing deposits decreased $250,000 and increased $140,000, respectively, for the three and nine months ended December 31, 2001, due to the decrease in the average yield from 6.30% to 2.41% for the three-month period and a decrease in the average yield from 6.29% to 3.11% for the nine-month period. These decreases were partially offset by increases of $36.9 million and $37.2 million in the average balance of interest-bearing deposits for the same periods. Interest income on loans decreased $1.2 million and $870,000 for the three and nine months ended December 31, 2001 as compared to the same periods in the prior year. The decrease in the interest income on loans for the three- and nine-month periods was largely the result of a decrease in the average yield from 8.28% to 7.79% for the three-month period, and a decrease in the average yield from 8.19% to 7.76% for the nine-month period ended December 31, 2001. The average balance of loans increased $92.2 million and $121.2 million for the respective three and nine-month periods due to increased loan originations. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $740,000 and $1.7 million, respectively, for the three- and nine-month periods ended December 31, 2001 as compared to the same periods in the prior year. This was primarily a result of a decrease in the average yield from 6.47% to 3.88% for the three-month period and a decrease in the average yield from 6.33% to 4.66% for the nine-month period ended December 31, 2001, as compared to the same periods in the prior year.

Interest expense on notes payable and other borrowings decreased $4.6 million and $10.6 million, respectively, for the three- and nine-month periods due to a decrease of $138.5 million and $136.8 million, respectively, in the average balances of notes payable and other borrowings. In addition, the average yields decreased from 6.48% to 5.00% for the three-month period and decreased from 6.28% to 5.45% for the nine-month period as compared to the same periods in the prior year. Interest expense on deposits decreased $3.2 million and increased $400,000 for the three and nine months ended December 31, 2001 as compared to the same periods in 2000. The decrease was primarily due to the decrease in the average yield from 5.15% to 3.83% for the three-month period and the increase was due primarily to the increase in the average balances of deposits of $303.7 million for the nine-month period, as a result of various demand deposit and certificate promotions. Other interest expense remained relatively constant for the three and nine months ended December 31, 2001, as compared to the same periods in the prior year.

Provision for Loan Losses. Provision for loan losses remained constant for the three-month period and increased $420,000 to $910,000 for the nine-month period ended December 31, 2001 compared to the same respective periods in the prior year. The provisions were based on management's ongoing evaluation of asset quality.

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

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                             2001                                    2000
                                            ------------------------------------   -------------------------------------
                                                                       AVERAGE                                 AVERAGE
                                               AVERAGE                  YIELD/         AVERAGE                  YIELD/
                                               BALANCE      INTEREST     COST (1)      BALANCE     INTEREST     COST (1)
                                            ----------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $ 2,021,719     $ 39,711     7.86%      $ 1,933,406    $ 38,899      8.05%
Consumer loans (2)                                445,755        8,843     7.94           473,215      10,617      8.97
Commercial business loans(2)                      109,061        1,651     6.06            77,754       1,900      9.77
                                              -----------     --------                -----------    --------
  Total loans receivable (2)                    2,576,535       50,205     7.79         2,484,375      51,416      8.28
Mortgage-related securities                       321,717        4,807     5.98           275,586       4,405      6.39
Investment securities (3)                         120,384          921     3.06           108,911       1,614      5.93
Interest-bearing deposits                          84,915          511     2.41            48,017         756      6.30
Federal Home Loan Bank stock                       47,021          704     5.99            37,199         749      8.05
                                              -----------     --------                -----------    --------
  Total interest-earning assets                 3,150,572       57,148     7.26         2,954,088      58,940      7.98
                                                                           ----                                    ----
Non-interest-earning assets                       236,115                                 159,793
                                              -----------                             -----------
  Total assets                                $ 3,386,687                             $ 3,113,881
                                              ===========                             ===========

INTEREST-BEARING LIABILITIES
Demand deposits                               $   735,064        2,548     1.39       $   569,510       4,770      3.35
Regular passbook savings                          148,763          430     1.16           133,560         569      1.70
Certificates of deposit                         1,531,023       20,147     5.26         1,342,278      20,980      6.25
                                              -----------     --------                -----------    --------
  Total deposits                                2,414,850       23,125     3.83         2,045,348      26,319      5.15
Notes payable and other borrowings                643,463        8,049     5.00           781,949      12,660      6.48
Other                                              19,378          187     3.86            21,227         185      3.49
                                              -----------     --------                -----------    --------
  Total interest-bearing liabilities            3,077,691       31,361     4.08         2,848,524      39,164      5.50
                                                              --------     ----                      --------      ----
Non-interest-bearing liabilities                   68,152                                  52,565
                                              -----------                             -----------
  Total liabilities                             3,145,843                               2,901,089
Stockholders' equity                              240,844                                 212,792
                                              -----------                             -----------
  Total liabilities and stockholders' equity  $ 3,386,687                             $ 3,113,881
                                              ===========                             ===========

  Net interest income/interest rate spread                    $ 25,787     3.18%                     $ 19,776      2.48%
                                                              ========     ====                      ========      ====
  Net interest-earning assets                 $    72,881                             $   105,564
                                              ===========                             ===========
  Net interest margin                                                      3.27%                                   2.68%
                                                                           ====                                    ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.02                                    1.04
                                                     ====                                    ====


--------------------------------------------
(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

(3) The interest on available for sale securities is calculated based on amortized historic cost.

                                                                   NINE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                              2001                                  2000
                                            ------------------------------------   -------------------------------------
                                                                       AVERAGE                                 AVERAGE
                                               AVERAGE                  YIELD/         AVERAGE                  YIELD/
                                               BALANCE      INTEREST     COST (1)      BALANCE     INTEREST     COST (1)
                                            ----------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $ 1,986,772    $ 114,580     7.69%      $ 1,886,010    $112,522      7.95%
Consumer loans (2)                                453,998       27,955     8.21           461,473      30,792      8.90
Commercial business loans(2)                       98,675        5,217     7.05            70,767       5,307     10.00
                                              -----------     --------                -----------    --------
  Total loans receivable (2)                    2,539,445      147,752     7.76         2,418,250     148,621      8.19
Mortgage-related securities                       334,742       15,771     6.28           285,048      13,722      6.42
Investment securities (3)                          96,405        2,883     3.99           100,638       4,418      5.85
Interest-bearing deposits                          67,920        1,586     3.11            30,751       1,451      6.29
Federal Home Loan Bank stock                       41,623        1,936     6.20            36,078       2,072      7.66
                                              -----------     --------                -----------    --------
  Total interest-earning assets                 3,080,135      169,928     7.36         2,870,765     170,284      7.91
                                                                           ----                                   -----
Non-interest-earning assets                       125,762                                 155,923
                                              -----------                             -----------
  Total assets                                $ 3,205,897                             $ 3,026,688
                                              ===========                             ===========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $ 674,007        9,958     1.97         $ 571,151      14,235      3.32
Regular passbook savings                          139,629        1,306     1.25           137,441       1,708      1.66
Certificates of deposit                         1,437,352       60,758     5.64         1,238,712      55,682      5.99
                                              -----------     --------                -----------    --------
  Total deposits                                2,250,988       72,022     4.27         1,947,304      71,625      4.90
Notes payable and other borrowings                669,492       27,369     5.45           806,265      38,004      6.28
Other                                              16,075          462     3.83            17,877         463      3.45
                                              -----------     --------                -----------    --------
  Total interest-bearing liabilities            2,936,555       99,853     4.53         2,771,446     110,092      5.30
                                                              --------     ----                      --------     -----
Non-interest-bearing liabilities                   36,970                                  42,881
                                              -----------                             -----------
  Total liabilities                             2,973,525                               2,814,327
Stockholders' equity                              232,372                                 212,361
                                              -----------                             -----------
  Total liabilities and stockholders' equity  $ 3,205,897                             $ 3,026,688
                                              ===========                             ===========

  Net interest income/interest rate spread                    $ 70,075     2.83%                     $ 60,192      2.61%
                                                              ========     ====                      ========     =====
  Net interest-earning assets                 $   143,580                             $    99,319
                                              ===========                             ===========
  Net interest margin                                                      3.03%                                   2.80%
                                                                           ====                                   =====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.05                                    1.04
                                                     ====                                    ====


--------------------------------------------

(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

(3)  The interest on available for sale
     securities is calculated based on amortized historic cost.

Non-Interest Income. Non-interest income increased $1.4 million to $4.4 million and $4.5 million to $14.6 million, respectively, for the three and nine months ended December 31, 2001 as compared to the same respective periods in the prior year primarily due to an increase in gain on sale of loans of $1.7 million and $3.5 million, respectively. These increases were due to increases in secondary market loans sold, resulting from the low interest rate environment. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $250,000 and $950,000 for the respective three- and nine-month periods. In addition, net gain on sale of investments and mortgage-related securities decreased $40,000 and increased $710,000, respectively, for the three and nine months ended December 31, 2001 as compared to the same respective periods in the prior year. Net income from operations of real estate investments increased $70,000 and $710,000 for the three- and nine-month periods ended December 31, 2001, respectively, as compared to the same respective periods in the prior year. Service charges on deposit accounts increased $190,000 and $520,000, respectively, for the three and nine months ended December 31, 2001 due to growth in deposits and increased fees. These increases were partially offset by a decrease in loan servicing income of $800,000 and $1.5 million for the same periods, due primarily to increased originated mortgage servicing rights ("OMSR") amortization. In addition, insurance commissions decreased $50,000 and $320,000 for the three and nine months ended December 31, 2001, respectively, as compared to the same respective periods in the prior year, due to decreased sales.

Non-Interest Expense. Non-interest expense increased $2.9 million to $15.8 million and $5.7 million to $44.1 million, respectively, for the three and nine months ended December 31, 2001 as compared to the same respective periods in 2000, as a result of several factors. Compensation expense increased $1.2 million and $2.9 million, respectively, for the three- and nine-month periods compared to the prior periods due primarily to an increase in incentive compensation resulting from increased loan production. Other non-interest expense increased $890,000 and $1.4 million for the three- and nine-month periods, respectively, largely due to the partial impairment of three securities, and increased office supplies expense and postage expense. In addition, data processing expense increased $330,000 and $600,000, respectively, for the three and nine months ended December 31, 2001 as compared to the same respective periods in the prior year due to increased lease payments, line charges and support services. Furniture and equipment expense increased $220,000 and $390,000, in the three- and nine-month periods, respectively, largely due to normal increases in depreciation and increased contracted services. Occupancy expense increased $80,000 and $190,000, respectively, for the three and nine months ended December 31, 2001 as compared to the same respective periods in the prior year due largely to increased utilities expense and increased leasehold rental. Marketing expense increased $180,000 and $200,000 during the three- and nine-month periods ended December 31, 2001, respectively, as compared to the same respective periods in 2000, while federal insurance premiums remained relatively constant during the same periods.

Income Taxes. Income tax expense increased $2.1 million and $3.4 million during the three and nine months ended December 31, 2001 as compared to the same respective periods in 2000. The effective tax rate was 38.3% and 37.0%, respectively, for the current three- and nine-month periods, as compared to 34.1% and 36.0% for the three- and nine-month periods last year, respectively.

FINANCIAL CONDITION



During the nine months ended December 31, 2001, the Corporation's assets increased by $452.0 million from $3.13 billion at March 31, 2001, to $3.58 billion. The majority of this increase was attributable to increases in loans and investment securities from the acquisition of Ledger Capital Corp.

Total loans (including loans held for sale) increased $322.1 million during the nine months ended December 31, 2001. Activity for the period included (i) originations and purchases of $1.29 billion, (ii) sales of $750.4 million, and
(iii) principal repayments and other adjustments of $220.5 million.

Investment securities (both available for sale and held to maturity) increased $7.9 million during the nine months ended December 31, 2001 as a result of purchases of $346.6 million of U.S. Government and agency securities, which were partially offset by sales and maturities of $338.7 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $58.7 million during the nine months ended December 31, 2001 as a result of principal repayments and market value adjustments aggregating $88.0 million and sales of $21.9 million. These decreases were offset slightly by purchases of $51.2 million of mortgage-related securities in this nine-month period. Mortgage-related securities consisted of $261.9 million of mortgage-backed securities and $58.5 million of collateralized mortgage obligations ("CMO's") and real estate mortgage investment conduits ("REMIC's") at December 31, 2001.

The Corporation invests in corporate CMOs and agency-issued REMICs. These investments are deemed to have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.

Total liabilities increased $411.9 million during the nine months ended December 31, 2001. Deposits increased $438.7 million during the nine months ended December 31, 2001. The increase was due primarily to new demand deposit products and certificate promotions. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $285.2 million at December 31, 2001 and generally mature within one year. Other liabilities increased $61.6 million during the nine-month period ended December 31, 2001. FHLB advances and other borrowings decreased $53.7 million during the nine months ended December 31, 2001. Reverse repurchase agreements decreased $27.8 million during the nine-month period ended December 31, 2001. Advance payments by borrowers for taxes and insurance decreased $6.9 million during this same period.

Stockholders' equity increased $40.0 million during the nine months ended December 31, 2001 as a net result of (i) the purchase of Ledger Capital Corp of $29.2 million (ii) comprehensive income of $26.4 million (iii) stock options exercised of $5.8 million, with the excess of the cost of treasury shares over the option price $(3.2 million) charged to retained earnings, and tax on compensatory options of $155,000 credited to additional paid-in capital, and
(iv) benefit plan shares earned and related tax adjustments totaling $770,000. These increases were offset by (i) purchases of treasury stock of $13.7 million and (ii) cash dividends of $5.4 million.

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

Non-performing assets increased $6.8 million to $12.5 million at December 31, 2001 from $5.7 million at March 31, 2001 and increased as a percentage of total assets to 0.35% from 0.18% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                   AT DECEMBER 31,                AT MARCH 31,
                                                                      ---------------------------------
                                                         2001             2001       2000       1999
                                                   --------------     ---------------------------------
                                                                      (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                               $ 4,871         $ 2,572    $ 2,582    $ 2,931
 Multi-family residential                                    187             372          3         --
 Commercial real estate                                      954             650        126        145
 Construction and land                                       168             257         --         --
 Consumer                                                    981             499        571        571
 Commercial business                                       3,190             697        332        359
                                                         -------         -------    -------    -------
  Total non-accrual loans                                 10,351           5,047      3,614      4,006
Real estate held for development and sale                     83             352      1,691      1,764
Foreclosed properties and repossessed assets, net          2,063             313        272        630
                                                         -------         -------    -------    -------
  Total non-performing assets                            $12,497         $ 5,712    $ 5,577    $ 6,400
                                                         =======         =======    =======    =======

Performing troubled debt restructurings                  $   298         $   300    $   144    $   293
                                                         =======         =======    =======    =======
Total non-accrual loans to total loans                      0.36%           0.20%      0.15%      0.18%
Total non-performing assets to total assets                 0.35            0.18       0.19       0.24
Allowance for loan losses to total loans                    1.09            0.94       1.00       1.08
Allowance for loan losses to total
 non-accrual loans                                        306.68          477.04     675.26     599.78
Allowance for loan and foreclosure losses
 to total non-performing assets                           256.93          422.16     439.63     379.97





Non-accrual loans increased $5.3 million during the nine months ended December 31, 2001. The increase was mainly attributed to a commercial business loan for $2.2 million. Also, non-accrual single-family mortgage loans increased $2.3 million largely due to the merger with Ledger Capital Corp. At December 31, 2001, the commercial business non-accrual loan discussed above was the only non-accrual loan with a carrying value greater than $1.0 million.

Non-performing real estate held for development and sale decreased $270,000 during the nine months ended December 31, 2001.

Foreclosed properties and repossessed assets increased $1.7 million during the nine months ended December 31, 2001 due to the addition of the property which secured a $1.0 million single family mortgage loan which was in the non-accrual category at March 31, 2001. There were no other foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at December 31, 2001.

Performing troubled debt restructurings remained constant during the nine months ended December 31, 2001.

At December 31, 2001, assets that the Corporation had classified as substandard, net of reserves, consisted of $27.9 million of loans and foreclosed properties. As of March 31, 2001, substandard assets amounted to $6.8 million. The increase of $21.1 million in substandard assets was due largely to an increase of $16.2 million in substandard commercial loans. This increase was due to the addition of the loans from the merger with Ledger Capital Corp. In addition, two commercial business loans secured by a consulting business located in Madison, Wisconsin, were classified as substandard during the nine-month period ended December 31, 2001. One loan, for $2.2 million, is secured by a general business security agreement on the equipment and inventory, and the other loan, for $2.9 million, is secured by the accounts receivable of the business.

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.


                      AT DECEMBER 31,                    AT MARCH 31,
                                         ---------------------------------------
                           2001             2001            2000            1999
                         -------         ---------------------------------------
                                               (In Thousands)

30 to 59 days            $29,542         $ 7,141         $ 3,224         $ 5,535
60 to 89 days             12,122             716             903             693
                         -------         -------         -------         -------
    Total                $41,664         $ 7,857         $ 4,127         $ 6,228
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

A summary of the activity in the allowance for losses on loans follows:



                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                        DECEMBER 31,               DECEMBER 31,
                                   ----------------------    -----------------------
                                      2001        2000          2001         2000
                                   ----------------------    -----------------------
                                                    (Dollars In Thousands)

Allowance at beginning of period   $ 23,773     $ 24,140     $ 24,076     $ 24,404
Purchase of Ledger Capital Corp.      8,438           --        8,438     $     --
Charge-offs:
  Mortgage                              (11)         (23)        (551)        (536)
  Consumer                             (153)        (234)        (537)        (600)
  Commercial business                  (484)         (12)        (689)         (13)
                                   --------     --------     --------     --------
     Total charge-offs                 (648)        (269)      (1,777)      (1,149)
Recoveries:
  Mortgage                               17           15           19          232
  Consumer                                8           39           30           78
  Commercial business                     6            2           48           17
                                   --------     --------     --------     --------
     Total recoveries                    31           56           97          327
                                   --------     --------     --------     --------
     Net charge-offs                   (617)        (213)      (1,680)        (822)
Provision for loan losses               150          150          910          495
                                   --------     --------     --------     --------
   Allowance at end of period      $ 31,744     $ 24,077     $ 31,744     $ 24,077
                                   ========     ========     ========     ========

Net charge-offs to average loans      (0.10)%      (0.03)%      (0.09)%      (0.05)%
                                   ========     ========     ========     ========




Although management believes that the December 31, 2001 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

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

At December 31, 2001, the Corporation had outstanding commitments to originate loans of $280.1 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $173.7 million and loans sold with recourse to the Corporation in the event of default by the borrower of $780,000. The Corporation had sold loans with recourse in the amount of $6.9 million through the FHLB Mortgage Partnership Finance Program at December 31, 2001. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2001 amounted to $1.22 billion and scheduled maturities of FHLB advances during the same period totaled $161.4 million. At December 31, 2001, the Corporation also had $130,000 of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following December 31, 2001. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended December 31, 2001, the Bank's average liquidity ratio was 16.88%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 2001 and March 31, 2001 (dollars in thousands):


                                                                                                   MINIMUM REQUIRED
                                                                   MINIMUM REQUIRED                   TO BE WELL
                                                                      FOR CAPITAL                  CAPITALIZED UNDER
                                        ACTUAL                     ADEQUACY PURPOSES               OTS REQUIREMENTS
                               ------------------------------------------------------------------------------------------
                                   AMOUNT       RATIO          AMOUNT              RATIO           AMOUNT       RATIO
                               ------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2001:
Tier 1 capital
  (to adjusted tangible assets)     $ 234,954       6.70%          $ 105,177              3.00%     $ 175,295       5.00%
Risk-based capital
  (to risk-based assets)              261,515      10.29             203,382              8.00        254,228      10.00
Tangible capital
  (to tangible assets)                234,954       6.70              52,588              1.50       N/A          N/A

AS OF MARCH 31, 2001:
Tier 1 capital
  (to adjusted tangible assets)     $ 199,341       6.50%             92,072              3.00%       153,454       5.00%
Risk-based capital
  (to risk-based assets)              222,496      10.44             170,535              8.00        213,169      10.00
Tangible capital
  (to tangible assets)                199,341       6.50              46,036              1.50       N/A          N/A

The following table reconciles stockholders' equity to regulatory capital at December 31, 2001 and March 31, 2001 (dollars in thousands):


                                                                     DECEMBER 31,                  MARCH 31,
                                                                   -------------------------------------------
                                                                       2001                          2001
                                                                   -------------------------------------------

Stockholders' equity of the Corporation                               $ 259,654                    $ 219,612
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                           (1,789)                     (17,410)
                                                                      ---------                    ---------
Stockholders' equity of the Bank                                        257,865                      202,202
Less: Intangible assets and other non-includable assets                 (22,911)                      (2,861)
                                                                      ----------                   ----------
Tier 1 and tangible capital                                             234,954                      199,341
Plus: Allowable general valuation allowances                             26,561                       23,155
                                                                      ----------                   ---------
Risk based capital                                                    $ 261,515                    $ 222,496
                                                                      ==========                   =========



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

The Corporation also originates multi-family residential and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans. Long-term, fixed-rate, single-family residential mortgage loans originated for sale in the secondary market are generally committed for sale at the time the interest rate is locked with the borrower. As such, management believes that these loans involve little interest rate risk to the Corporation.

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at December 31, 2001 has not changed materially since March 31, 2001.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and nine months ended December 31, 2001 and 2000, respectively.

                                                                               THREE MONTHS ENDED DECEMBER 31, 2001
                                                               ------------------------------------------------------------------


                                                                                                                    CONSOLIDATED
                                                                 REAL ESTATE        COMMUNITY      INTERSEGMENT      FINANCIAL
                                                                 INVESTMENTS         BANKING       ELIMINATIONS      STATEMENTS
                                                               ----------------  ---------------- ----------------  -------------

Interest income                                                 $           27    $       57,148   $          (27)   $    57,148
Interest expense                                                            93            31,361              (93)        31,361
                                                               ----------------  ---------------- ----------------  -------------
  Net interest income (loss)                                               (66)           25,787               66         25,787
Provision for loan losses                                                    -               150                -            150
                                                               ----------------  ---------------- ----------------  -------------
  Net interest income (loss) after provision for loan losses               (66)           25,637               66         25,637
Other income                                                             2,688             5,127           (3,383)         4,432
Other expense                                                            3,317            15,792           (3,317)        15,792
                                                               ----------------  ---------------- ----------------  -------------
  Net operating income (loss)                                             (695)           14,972                -         14,277
Gain on sale of real estate partnership investments                          -                 -                -              -
                                                               ----------------  ---------------- ----------------  -------------
  Income (loss) before income taxes                                       (695)           14,972                -         14,277
Income taxes                                                              (320)            5,783                -          5,463
                                                               ----------------  ---------------- ----------------  -------------
  Net income (loss)                                             $         (375)   $        9,189   $            -    $     8,814
                                                               ================  ================ ================  =============

Average assets                                                  $       35,083    $    3,351,604                     $ 3,386,687




                                                                                THREE MONTHS ENDED DECEMBER 31, 2000
                                                               ------------------------------------------------------------------


                                                                                                                    CONSOLIDATED
                                                                 REAL ESTATE        COMMUNITY      INTERSEGMENT      FINANCIAL
                                                                 INVESTMENTS         BANKING       ELIMINATIONS      STATEMENTS
                                                               ----------------  ---------------- ----------------  -------------
Interest income                                                  $         148     $      58,940    $        (148)   $    58,940
Interest expense                                                           239            39,164             (239)        39,164
                                                               ----------------  ---------------- ----------------  -------------
  Net interest income (loss)                                               (91)           19,776               91         19,776
Provision for loan losses                                                    -               150                -            150
                                                               ----------------  ---------------- ----------------  -------------
  Net interest income (loss) after provision for loan losses               (91)           19,626               91         19,626
Other income                                                             2,869             3,839           (3,630)         3,078
Other expense                                                            3,539            12,892           (3,539)        12,892
                                                               ----------------  ---------------- ----------------  -------------
  Net operating income (loss)                                             (761)           10,573                -          9,812
Gain on sale of real estate partnership investments                          -                 -                -              -
                                                               ----------------  ---------------- ----------------  -------------
  Income (loss) before income taxes                                       (761)           10,573                -          9,812
Income taxes                                                              (497)            3,842                -          3,345
                                                               ----------------  ---------------- ----------------  -------------
  Net income (loss)                                              $        (264)    $       6,731    $           -    $     6,467
                                                               ================  ================ ================  =============

Average assets                                                   $      48,594     $   3,085,287                     $ 3,133,881

                                                                                 NINE MONTHS ENDED DECEMBER 31, 2001
                                                               ------------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                                 REAL ESTATE        COMMUNITY      INTERSEGMENT      FINANCIAL
                                                                 INVESTMENTS         BANKING       ELIMINATIONS      STATEMENTS
                                                               ----------------  ---------------- ----------------  -------------
Interest income                                                  $         156      $    169,928    $        (156)    $  169,928
Interest expense                                                           364            99,853             (364)        99,853
                                                               ----------------  ---------------- ----------------  -------------
  Net interest income (loss)                                              (208)           70,075              208         70,075
Provision for loan losses                                                    -               910                -            910
                                                               ----------------  ---------------- ----------------  -------------
  Net interest income (loss) after provision for
     loan losses                                                         (208)           69,165               208         69,165
Other income                                                            13,862            15,227          (14,530)        14,559
Other expense                                                           14,322            44,093          (14,322)        44,093
                                                               ----------------  ---------------- ----------------  -------------
  Net operating income (loss)                                             (668)           40,299                -         39,631
Gain on sale of real estate partnership investments                          -                 -                -              -
                                                               ----------------  ---------------- ----------------  -------------
  Income (loss) before income taxes                                       (668)           40,299                -         39,631
Income taxes                                                              (598)           15,265                -         14,667
                                                               ----------------  ---------------- ----------------  -------------
  Net income (loss)                                              $         (70)     $     25,034    $           -     $  24,964
                                                               ================  ================ ================  =============

Average assets                                                   $      36,386      $  3,169,511    $                 $ 3,205,897

                                                                                NINE MONTHS ENDED DECEMBER 31, 2000
                                                        -------------------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                          REAL ESTATE          COMMUNITY        INTERSEGMENT         FINANCIAL
                                                          INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                                        ----------------    ----------------   ----------------     -------------

Interest income                                           $         466       $     170,284      $        (466)      $   170,284
Interest expense                                                    131             110,092               (131)          110,092
                                                        ----------------    ----------------   ----------------     -------------
  Net interest income                                               335              60,192               (335)           60,192
Provision for loan losses                                             -                 495                  -               495
                                                        ----------------    ----------------   ----------------     -------------
  Net interest income after provision for loan losses               335              59,697               (335)           59,697
Other income                                                      7,670              11,388             (9,045)           10,013
Other expense                                                     9,380              38,424             (9,380)           38,424
                                                        ----------------    ----------------   ----------------     -------------
  Net operating income (loss)                                    (1,375)             32,661                  -            31,286
Gain on sale of real estate partnership investments                   -                   -                  -                 -
                                                        ----------------    ----------------   ----------------     -------------
  Income (loss) before income taxes                              (1,375)             32,661                  -            31,286
Income taxes                                              $      (1,195)             12,448                  -            11,253
                                                        ----------------    ----------------   ----------------     -------------
  Net income (loss)                                       $        (180)      $      20,213      $           -       $    20,033
                                                        ================    ================   ================     =============

Average assets                                            $      46,370       $   2,980,318                          $ 3,026,688

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

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not applicable.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS.

                  Not applicable.

ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6            EXHIBITS AND REPORTS.

         (A)      REPORTS ON FORM 8-K.

                  On November 20, 2001, the Corporation filed a Current Report on Form 8-K to report consummating the merger of Ledger Capital Corp. with and into Anchor BanCorp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          ANCHOR BANCORP WISCONSIN INC.



Date:   January 31, 2002        By: /s/ Douglas J. Timmerman
      --------------------          --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer




Date:   January 31, 2002        By: /s/ Michael W. Helser
      --------------------          --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer