Form 10-K
period 2002-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2002-06-14
CIK 885322

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2002
                                   --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

                         Commission File Number 0-20006
                                                -------

                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                Wisconsin                                     39-1726871
---------------------------------                      -----------------------
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

                               Yes |X|   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

         Based upon the $22.69 closing price of the registrant's common stock as of May 23, 2002, the aggregate market value of the 22,579,825 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was: $512.3 million. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of June 7, 2002, 25,021,821 shares of the registrant's common stock were outstanding. There were also 100,000 series A- preferred stock purchase rights authorized with none outstanding, as of the same date.

                       Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2002 (Part III, Items 10 to 13)

                      [This page intentionally left blank]

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

         The Bank has three wholly owned subsidiaries. Anchor Investment Services, Inc. ("AIS"), a Wisconsin corporation, offers some investments and credit life and disability insurance to the Bank's customers and other members of the general public. ADPC Corporation ("ADPC"), a Wisconsin corporation, holds and develops certain of the Bank's foreclosed properties. Anchor Investment Corporation ("AIC") is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-related securities).

MARKET AREA

         The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin and southern Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin, as well as contiguous counties in Iowa and Illinois. As of March 31, 2002, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 53 other full-service offices located primarily in south-central and southwest Wisconsin and two loan origination offices.

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

LENDING ACTIVITIES

         GENERAL. At March 31, 2002 the Bank's net loans held for investment totaled $2.6 billion, representing approximately 74.9% of its $3.5 billion of total assets at that date. Approximately $2.3 billion or 80.3% of the Bank's total loans held for investment at March 31, 2002 were secured by first liens on real estate.

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

         Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2002, the Bank's total loans held for investment included $432.7 million or 15.3% of consumer loans and $123.5 million or 4.4% of commercial business loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.


                                                                         MARCH 31,
                                      ---------------------------------------------------------------------------
                                                 2002                     2001                       2000
                                      ---------------------------------------------------------------------------
                                                     PERCENT                  PERCENT                    PERCENT
                                          AMOUNT     OF TOTAL      AMOUNT     OF TOTAL       AMOUNT      OF TOTAL
                                      ---------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Single-family residential           $   855,437     30.33%   $   872,718      34.17%    $ 1,001,408      41.24%
  Multi-family residential                388,919     13.79        305,009      11.94         291,917      12.02
  Commercial real estate                  686,237     24.33        501,640      19.64         388,678      16.01
  Construction                            288,377     10.22        266,712      10.44         210,660       8.68
  Land                                     45,297      1.61         43,849       1.72          29,232       1.20
                                      -----------    ------    -----------     ------     -----------     ------
    Total mortgage loans                2,264,267     80.28      1,989,928      77.90       1,921,895      79.15
                                      -----------    ------    -----------     ------     -----------     ------

Consumer loans:
  Second mortgage and home equity         226,134      8.02        271,733      10.64         243,124      10.01
  Education                               130,752      4.64        130,215       5.10         136,011       5.60
  Other                                    75,808      2.69         72,274       2.83          65,686       2.71
                                      -----------    ------    -----------     ------     -----------     ------
    Total consumer loans                  432,694     15.34        474,222      18.57         444,821      18.32
                                      -----------    ------    -----------     ------     -----------     ------

Commercial business loans:
  Loans                                   121,723      4.32         90,212       3.53          61,419       2.53
  Lease receivables                         1,803      0.06             --       0.00              --       0.00
                                      -----------    ------    -----------     ------     -----------     ------
    Total commercial business loans       123,526      4.38         90,212       3.53          61,419       2.53
                                      -----------    ------    -----------     ------     -----------     ------

    Gross loans receivable              2,820,487    100.00%     2,554,362     100.00%      2,428,135     100.00%
                                                     ======                    ======                     ======
Contras to loans:
  Undisbursed loan proceeds              (157,667)                (111,298)                   (97,092)
  Allowance for loan losses               (31,065)                 (24,076)                   (24,404)
  Unearned net loan fees                   (4,286)                  (3,610)                    (3,528)
  Discount on loans purchased                (215)                    (371)                      (361)
  Unearned interest                            (6)                     (31)                       (29)
                                      -----------              -----------                -----------
    Total contras to loans               (193,239)                (139,386)                  (125,414)
                                      -----------              -----------                -----------

    Loans receivable, net             $ 2,627,248              $ 2,414,976                $ 2,302,721
                                      ===========              ===========                ===========


                                                                    MARCH 31,
                                     -------------------------------------------------------------------
                                                      1999                                1998
                                     -------------------------------------------------------------------
                                                             PERCENT                            PERCENT
                                        AMOUNT               OF TOTAL         AMOUNT            OF TOTAL
                                     -------------------------------------------------------------------
                                                               (Dollars in thousands)
Mortgage loans:
  Single-family residential           $   1,061,813            47.66%      $ 1,032,116            50.07%
  Multi-family residential                  233,984            10.50           191,580             9.29
  Commercial real estate                    282,980            12.70           248,365            12.05
  Construction                              179,189             8.04           139,314             6.76
  Land                                       17,309             0.78            12,503             0.61
                                      -------------           ------       -----------           ------
    Total mortgage loans                  1,775,275            79.69         1,623,878            78.78
                                      -------------           ------       -----------           ------

Consumer loans:
  Second mortgage and home equity           214,295             9.62           220,177            10.68
  Education                                 130,254             5.85           125,503             6.09
  Other                                      56,590             2.54            53,867             2.61
                                      -------------           ------       -----------           ------
    Total consumer loans                    401,139            18.01           399,547            19.38
                                      -------------           ------       -----------           ------

Commercial business loans:
  Loans                                      51,403             2.31            37,861             1.84
  Lease receivables                              --             0.00                 5             0.00
                                      -------------           ------       -----------           ------
    Total commercial business loans          51,403             2.31            37,866             1.84
                                      -------------           ------       -----------           ------

    Gross loans receivable                2,227,817           100.00%        2,061,291           100.00%
                                                              ======                             ======
Contras to loans:
  Undisbursed loan proceeds                 (87,401)                           (68,686)
  Allowance for loan losses                 (24,027)                           (25,400)
  Unearned net loan fees                     (4,015)                            (4,137)
  Discount on loans purchased                  (792)                            (1,016)
  Unearned interest                             (16)                               (29)
                                      -------------                        -----------
    Total contras to loans                 (116,251)                           (99,268)
                                      -------------                        -----------

    Loans receivable, net             $   2,111,566                        $ 1,962,023
                                      =============                        ===========

         The following table shows, at March 31, 2002, the scheduled contractual maturities of the Bank's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.


                                                       MULTI-FAMILY
                                                       RESIDENTIAL
                                                           AND
                                   SINGLE-FAMILY        COMMERCIAL        CONSTRUCTION                        COMMERCIAL
                                    RESIDENTIAL        REAL ESTATE           AND LAND         CONSUMER         BUSINESS
                                       LOANS              LOANS               LOANS             LOANS           LOANS
                                   --------------------------------------------------------------------------------------
                                                                        (In Thousands)
Amounts due:
  In one year or less               $   11,140          $   98,976        $   93,611        $   38,973        $   52,324
  After one year through
    five years                          59,251             527,417           101,798           208,102            66,776
  After five years                     785,046             448,763           138,265           185,619             4,426
                                    ----------          ----------        ----------        ----------        ----------
                                    $  855,437          $1,075,156        $  333,674        $  432,694        $  123,526
                                    ==========          ==========        ==========        ==========        ==========

Interest rate terms on amounts
  due after one year:
    Fixed                           $  283,879          $  252,435        $   63,109        $  316,920        $   30,332
                                    ==========          ==========        ==========        ==========        ==========
    Adjustable                      $  560,418          $  723,745        $  176,954        $   76,801        $   40,870
                                    ==========          ==========        ==========        ==========        ==========


         SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings institutions, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 2002, $855.4 million or 30.3% of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency.

         The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans at its discretion, based on a designated index. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2002, approximately $571.6 million or 66.8% of the Bank's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

         The Bank continues to originate long-term, fixed-rate conventional mortgage loans. The Bank generally sells current production of these loans with terms of 15 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), FHLB, and other institutional investors, while keeping some of the 10-year term loans in its portfolio. In order to provide a full range of products to its customers, the Bank also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority ("WHEDA"), Wisconsin Department of Veterans Affairs ("WDVA"). The Bank retains the right to service substantially all loans that it sells.

         At March 31, 2002, approximately $283.9 million or 33.2% of the Bank's permanent single-family residential loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. The Bank originates multi-family loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2002, the Bank had $388.9 million of loans secured by multi-family residential real estate and $686.2 million of loans secured by commercial real estate. These represented 13.8% and 24.3% of the Bank's total loans held for investment, respectively. The Bank generally limits the origination of such loans to its primary market area.

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

         CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 2002, construction loans amounted to $288.4 million or 10.2% of the Bank's total loans held for investment. Land loans amounted to $45.3 million or 1.6% of the Bank's total loans held for investment at March 31, 2002.

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

         CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2002, $432.7 million or 15.3% of the Bank's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.

         The largest component of the Bank's consumer loan portfolio is second mortgage and home equity loans, which amounted to $226.1 million or 8.0% of total loans at March 31, 2002. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

         Approximately $130.8 million or 4.6% of the Bank's total loans at March 31, 2002 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association ("SLMA") or to other investors. The Bank sold $1.3 million of these education loans during fiscal 2002.

         The remainder of the Bank's consumer loan portfolio consists of deposit account secured loans and loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank generally is allocated 44% of the profit or losses from such activities. At March 31, 2002, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $39.7 million and $4.9 million, respectively.

         COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2002, commercial business loans amounted to $123.5 million or 4.4% of the Bank's total loans held for investment. The Bank's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

         Applications for all types of loans are obtained at the Bank's seven regional lending offices, certain of its branch offices and two loan origination facilities. Loans may be approved by members of the Officers' Loan Committee, within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. For loan requests of $1.5 million or less, loan approval authority is designated to an Officers' Loan Committee and requires at least three of the members' signatures. Senior Loan Committee members are authorized to approve loan requests between $1.5 million and $3.0 million and approval requires at least three of the members' signatures. Loan requests in excess of $3.0 million must be approved by the Board of Directors.

         The Bank's general policy is to lend up to 80% of the appraised value or purchase price of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 2002, the Bank had approximately $35.6 million of loans that had loan-to-value ratios of greater Than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

         The portfolio of commercial real estate and multi-family residential loans is reviewed on a continuing basis (annually for loans of $1.0 million or more, and bi-annually for loans of $750,000 to $1.0 million) to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank's Board of Directors.

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

         The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA, FHLB and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is reliant on a number of factors but is most influenced by general interest rates. In periods of lower interest rates, such as fiscal 2002, customer demand for fixed-rate mortgages increases. In periods of higher interest rates, such as occurred in fiscal 2000, customer demand for fixed-rate mortgages declines. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 90% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

         The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2002, the Bank was servicing $2.3 billion of loans for others.

         The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2002, approximately $50.2 million of mortgage loans were being serviced for the Bank by others.

         The following table shows the Bank's consolidated total loans originated, purchased, sold and repaid during the periods indicated.


                                                                       YEAR ENDED MARCH 31,
                                                      ---------------------------------------------------
                                                          2002                2001                2000
                                                      ---------------------------------------------------
                                                                        (In Thousands)
Gross loans receivable at beginning of year(1)        $ 2,571,984         $ 2,429,899         $ 2,245,897
Loans originated for investment:
  Single-family residential                              (399,695)           (339,027)             75,110
  Multi-family residential                                188,077              42,424              50,326
  Commercial real estate                                  344,131             273,142             194,393
  Construction and land                                   362,507             332,145             308,192
  Consumer                                                181,782             203,929             216,419
  Commercial business                                      67,390              71,982              38,617
                                                      -----------         -----------         -----------
    Total originations                                    744,192             584,595             883,057
                                                      -----------         -----------         -----------
Loans purchased for investment:
  Single-family residential                                    --                  --                  --
  Multi-family residential                                     --                 330                 950
  Commercial real estate                                       --                 766                 242
                                                      -----------         -----------         -----------
    Total purchases                                            --               1,096               1,192
    Total originations and purchases                      744,192             585,691             884,249
Repayments                                               (478,067)           (331,007)           (605,348)
Transfers of loans to held for sale                            --            (128,456)            (81,530)
                                                      -----------         -----------         -----------
     Net activity in loans held for investment            266,125             126,228             197,371
                                                      -----------         -----------         -----------
Loans originated for sale:
  Single-family residential                             1,097,655             579,699             228,830
Transfers of loans from held for investment                    --             128,456              81,530
Sales of loans                                         (1,068,757)           (563,842)           (249,399)
Loans converted into mortgage-backed
  securities                                                   --            (128,456)            (74,330)
                                                      -----------         -----------         -----------
     Net activity in loans held for sale                   28,898              15,857             (13,369)
                                                      -----------         -----------         -----------
     Gross loans receivable at end of period          $ 2,867,007         $ 2,571,984         $ 2,429,899
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

         The interest income that would have been recorded during fiscal 2002 if the Bank's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $626,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2002 was $180,000.

         The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank's total loans held for investment at the dates indicated.

                                                             MARCH 31,
                        -------------------------------------------------------------------------------------
                                2002                            2001                           2000
                        -------------------------------------------------------------------------------------
                                       % OF                            % OF                            % OF
                                       TOTAL                           TOTAL                           TOTAL
DAYS PAST DUE           BALANCE        LOANS           BALANCE         LOANS          BALANCE          LOANS
-------------------------------------------------------------------------------------------------------------
                                                       (Dollars in Thousands)

30 to 59 days           $17,647         0.63%          $ 7,141          0.28%         $ 3,224          0.13%
60 to 89 days             2,671         0.09               716          0.03              903          0.04
90 days and over          9,042         0.32             5,047          0.20            3,614          0.15
                        -------         ----           -------          ----          -------          ----
   Total                $29,360         1.04%          $12,904          0.51%         $ 7,741          0.32%
                        =======         ====           =======          ====          =======          ====




         The $16.5 million increase in past due loans was largely due to $11.8 million of single family loans and $5.4 million of commercial real estate loans acquired in the Ledger merger. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of the Ledger merger.

         There was one non-accrual loan with a carrying value of $1.0 million or greater at March 31, 2002. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8.

         NON-PERFORMING REAL ESTATE HELD FOR DEVELOPMENT AND SALE. At March 31, 2002, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. Non-performing real estate held for development and sale decreased $278,000 during the fiscal year. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under "Subsidiaries - Investment Directions, Inc." and "- Nevada Investment Directions, Inc." and Note 15 to the Consolidated Financial Statements in Item 8.

         FORECLOSED PROPERTIES. At March 31, 2002, the Bank had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets increased $1.2 million during the fiscal year. This increase was largely due to a $1.0 million single family property and a $320,000 office-warehouse. The commercial property was acquired in the Ledger merger. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of the Ledger merger.

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

         As of March 31, 2002, the Bank's classified assets consisted of $24.7 million of loans and foreclosed properties classified as substandard, net of specific reserves, and no loans classified as special mention, doubtful or loss. At March 31, 2001, substandard assets amounted to $6.8 million and no loans were classified as special mention, doubtful or loss. The increase of $17.9 million in classified assets was largely due to the acquisition of $12.1 million of classified assets in the Ledger merger. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of the Ledger merger. Also contributing to this increase, was the addition of a $4.2 million commercial business loan to a software consultant and a $1.0 million single family property.

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

         Additional discussion on the allowance for losses at March 31, 2002 has been presented as part of the discussion under "Allowance for Loan and Foreclosure Losses" in Management's Discussion and Analysis, which is contained in Item 7.

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

         Securities not classified as held to maturity or trading are classified as available for sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the years ended March 31, 2002 and 2001, stockholders' equity increased $520,000 (net of deferred income tax payable of $2.3 million), and increased $3.6 million (net of deferred income tax payable of $1.5 million), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 2002.


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

         The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                     MARCH 31,
                                  --------------------------------------------------------------------------------------
                                         2002                         2001                          2000
                                  --------------------------------------------------------------------------------------
                                     AMORTIZED                  AMORTIZED                    AMORTIZED
                                        COST      FAIR VALUE       COST     FAIR VALUE         COST       FAIR VALUE
                                  --------------------------------------------------------------------------------------
                                                                  (In Thousands)
Available For Sale:
  U.S. Government and federal
    agency obligations               $  43,261    $   43,442    $   9,081   $    9,219       $  13,748    $   13,530
  Mutual fund                           10,587        10,582        5,996        6,005          14,247        14,190
  Corporate stock and other             11,040        11,969        7,837        6,992           8,581         7,216
                                     ---------    ----------    ---------   ----------       ---------    ----------
                                     $  64,888    $   65,993    $  22,914   $   22,216       $  36,576    $   34,936

Held To Maturity:
  U.S. Government and federal
    agency obligations               $   7,747    $    7,897    $  33,913   $   34,096       $  51,270    $   49,971
  Other securities                          --            --           --           --              --            --
                                     ---------    ----------    ---------   ----------       ---------    ----------
                                         7,747         7,897       33,913       34,096          51,270        49,971
                                     =========    ==========    =========   ==========       =========    ==========

   Total investment securities       $  72,635    $   73,890    $  56,827   $   56,312       $  87,846    $   84,907
                                     =========    ==========    =========   ==========       =========    ==========


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

         At March 31, 2002, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $134.5 million and included $121.9 million, $11.5 million and $1.1 million which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The adjustable-rate securities included in the above totals for March 31, 2002, are $500,000, $1.7 million and $1.1 million for FNMA, FHLMC and GNMA, respectively.

         The fair value of the Corporation's mortgage-backed securities available for sale amounted to $93.0 million at March 31, 2002, of which $3.5 million are five- and seven-year balloon securities, $74.6 million are 10-, 15- and 30-year securities and $14.8 million are adjustable-rate securities.

         Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2002, $9.7 million of the Corporation's mortgage-backed securities available for sale and $52.8 million of the Corporation's mortgage-backed securities held to maturity were pledged to secure various obligations of the Corporation.

         Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMO's"), including CMO's which qualify as Real Estate Mortgage Investment Conduits ("REMIC's") under the Internal Revenue Code of 1986, as amended ("Code"). At March 31, 2002, the Corporation's had $5.8 million in mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $52.3 million at the same date.

          The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 2002, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.


                                         ONE TO FIVE YEARS      FIVE TO TEN YEARS       OVER TEN YEARS
                                      ---------------------   ---------------------  ----------------------

                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                  AVERAGE                 AVERAGE                AVERAGE
                                       BALANCE     YIELD       BALANCE     YIELD      BALANCE     YIELD         TOTAL
                                      -----------------------------------------------------------------------------------
                                                                  (Dollars In Thousands)
Available for Sale:
     Mortgage-derivative securities   $     --      0.00%     $    433      6.97%     $ 51,860      6.36%     $ 52,293
     Mortgage-backed securities          3,999      6.13        24,750      6.61        64,251      6.29        93,000
                                      --------      ----      --------      ----      --------      ----      --------
                                         3,999      6.13        25,183      6.62       116,111      6.32       145,293
                                      --------      ----      --------      ----      --------      ----      --------

Held to Maturity:
     Mortgage-derivative securities        143      6.62         3,708      6.23         1,925      6.00         5,776
     Mortgage-backed securities         16,939      5.89        17,733      6.51        99,845      6.45       134,517
                                      --------      ----      --------      ----      --------      ----      --------
                                        17,082      5.89        21,441      6.46       101,770      6.44       140,293
                                      --------      ----      --------      ----      --------      ----      --------

Mortgage-related securities           $ 21,081      5.94%     $ 46,624      6.55%     $217,881      6.38%     $285,586
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

         The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank's liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2002, the Bank had $268.9 million in brokered deposits.

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

         The following table sets forth the amount and maturities of the Bank's certificates of deposit at March 31, 2002.


                                  OVER SIX       OVER         OVER TWO
                                   MONTHS      ONE YEAR        YEARS          OVER
                     SIX MONTHS   THROUGH      THROUGH        THROUGH        THREE
      INTEREST RATE   AND LESS    ONE YEAR    TWO YEARS     THREE YEARS      YEARS        TOTAL
-------------------------------------------------------------------------------------------------
                                         (In Thousands)
    1.00% to 2.99%   $   86,932   $ 181,862   $   33,350    $        20    $      -   $  302,164
    3.00% to 4.99%      385,964      97,228      208,661         43,139      26,869      761,861
    5.00% to 6.99%      360,704      47,352       48,043         58,568      43,804      558,471
    7.00% to 8.99%        8,043         486          740              -         160        9,429
    9.00% to 10.99%           -           -           43              -           -           43
     Ledger PVA (1)           -           -            -              -           -        4,956
                      ---------   ---------   ----------    -----------    --------   ----------
                      $ 841,643   $ 326,928   $  290,837    $   101,727    $ 70,833   $1,636,924
                      =========   =========   ==========    ===========    ========   ==========

(1) Ledger Present Value Adjustment (PVA) stems from the Bank's purchase of Ledger Bank on November 10, 2001, and an adjustment was made to the market values of certificate of deposit and core deposit accounts. The market value of certificate of deposit accounts was determined by discounting cash flows using current deposit rates for the remaining contractual maturity. The market value of core deposits (checking, money market and passbook accounts) was determined using discounted cash flows with estimated decay rates.

         At March 31, 2002, the Bank had $203.8 million of certificates greater than or equal to $100,000, of which $96.8 million are scheduled to mature within three months, $40.1 million in over three months through six months, $38.4 million in over six months through 12 months and $28.5 million in over 12 months.

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

         From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank utilized this source of funds during the year ended March 31, 2002 and may continue to do so in the future.

         The Corporation has a short-term line of credit used in part to fund IDI's partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2002. See Note 8 to the Corporation's Consolidated Financial Statements in Item 8 for more information on borrowings.

         The following table sets forth the outstanding balances and weighted average interest rates for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                                             MARCH 31,
                           -------------------------------------------------------------------------
                                 2002                    2001                   2000
                           -------------------------------------------------------------------------
                                           WEIGHTED                WEIGHTED              WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                BALANCE      RATE       BALANCE     RATE      BALANCE      RATE
                           -------------------------------------------------------------------------
                                                    (Dollars In Thousands)

  FHLB advances                $ 569,500     4.78%     $ 669,896    6.05%    $ 649,046     5.73%
  Repurchase agreements                -     0.00         27,948    5.32        92,413     6.03
  Other loans payable             52,090     3.62         42,754    7.33        15,400     7.24


         The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.


                                                MARCH 31,
                                  --------------------------------------
                                    2002            2001           2000
                                  --------------------------------------
                                             (In Thousands)
Maximum month-end balance:
  FHLB advances                   $431,296       $498,446       $378,450
  Repurchase agreements             32,101        116,551         92,413
  Other loans payable               52,174         43,015         15,400
Average balance:
  FHLB advances                    228,523        455,828        324,366
  Repurchase agreements              8,233         83,310         59,756
  Other loans payable               46,743         35,224          9,669


SUBSIDIARIES

         INVESTMENT DIRECTIONS, INC. IDI is a wholly owned non-banking subsidiary of the Corporation that has invested in various limited partnerships and subsidiaries funded by borrowings from the Corporation. The Corporation's investment in IDI at March 31, 2002 amounted to $2.9 million as compared to $3.2 million for the year ended March 31, 2001. IDI had total assets of $38.6 million and net income of $950,000. This compares to total assets of $37.5 million and a net loss of $2.7 million for the prior year ended March 31, 2001. The increase in income is largely attributable to income from the sale of homes at the Davsha subsidiary, a subsidiary of IDI.

         NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in various limited partnerships such as Oakmont. NIDI was organized in the state of Nevada. IDI's investment in NIDI at March 31, 2002 amounted to $4.5 million, unchanged from the prior year. For the year ended March 31, 2002, NIDI had total assets of $4.9 million and net income of $36,000. This compares to total assets of $4.7 million and net income of $68,000 for the prior year ended March 31, 2001.

         OAKMONT. Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park Round Rock Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The office park consists of four office warehouse buildings totaling 163,000 square feet. The project is currently in the lease up stage and is also being marketed for sale. At March 31, 2002, Chandler Creek had a carrying value at Oakmont of $3.1 million, and Oakmont had extended $2.0 million to the unrelated partner in Chandler Creek. This compares to a carrying value of $3.2 million and a loan to the partner of $1.7 million for the prior year ended March 31, 2001. For the year ended March 31, 2002, Oakmont had total assets of $5.2 million and a net loss of $200,000. This compares to total assets of $4.9 million and a net loss of $150,000 at March 31, 2001.

         S&D INDIAN PALMS, LTD. Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha who in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. As a result of these land sales, Indian Palms had a deferred gain of $960,000 as of March 31, 2002. Gains will be realized as fully developed lots are sold to outside parties. IDI's investment in Indian Palms at March 31, 2002 amounted to ($2,640,000). IDI's investment in Indian Palms at March 31, 2001 amounted to ($724,000). For the year ended March 31, 2002, Indian Palms had total assets of $31.9 million and a net loss of $2.7 million. This compares to total assets of $28.9 million and a net loss of $1.4 million for the year ended March 31, 2001. Indian Palms has borrowed $5.2 million from another bank, which is secured by the land.

         CALIFORNIA INVESTMENT DIRECTIONS, INC. CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in S&D Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. IDI's investment in CIDI at March 31, 2002 amounted to $214,000 compared to an investment in CIDI at March 31, 2001 of ($114,000). For the year ended March 31, 2002, CIDI had total assets of $290,000 and net income of $160,000. This compares to total assets of ($12,000) and a net loss of $115,000 for the year ended March 31, 2001.

         DAVSHA, LLC. Davsha is a wholly owned non-banking subsidiary of IDI and CIDI. Davsha was organized in the state of California where it purchased land from Indian Palms and develops residential housing for sale. For the year ended March 31, 2002, Davsha had total assets of $12.3 million and net income of $1.5 million. This compares to total assets of $11.3 million and a net loss of $758,000 for the year ended March 31, 2001.

         Davsha has three wholly owned non-banking subsidiaries, Davsha II, Davsha III and Davsha IV. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Also, Davsha has borrowed $4.1 million from another bank for further lot development, which is secured by the lots.

         DAVSHA II, LLC. Davsha II is a wholly owned non-banking subsidiary of Davsha formed in April 2000. Davsha II was organized in the state of California. Davsha II is a limited partner in Paragon Indian Palms Associates, a partnership formed in February 2000, to develop residential housing. Davsha's investment in Davsha II at March 31, 2002, amounted to $210,000 as compared to $50,000 at March 31, 2001. For the year ended March 31, 2002, Davsha II had total assets of $1.7 million and net income of $160,000 as compared to total assets of $1.5 million and a net loss of $132,000 for the year ended March 31, 2001. Paragon has $3.2 million in outside borrowings guaranteed by IDI.

         DAVSHA III, LLC. Davsha III is a wholly owned non-banking subsidiary of Davsha formed in February 2001. Davsha III was organized in the state of California and is a limited partner in Indian Palms 147, LLC., a partnership formed in February 2001 to develop residential housing. Davsha's investment in Davsha III at March 31, 2002 amounted to $20,000 as compared to $600 for the year ended March 31, 2001. Davsha III had total assets of $3.2 million and net income of $20,000 as compared to total assets of $37,000 and a net loss of $400 for the year ended March 31, 2001. Indian Palms 147 has $4.4 million in outside borrowings guaranteed by IDI.

         DAVSHA IV, LLC. Davsha IV is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha III was organized in the state of California and is a limited partner in DH Indian Palms I, LLC., a partnership formed in July 2001 to develop residential housing. Davsha's investment in Davsha IV at March 31, 2002, amounted to ($20,000). For the year ended March 31, 2002, Davsha IV had total assets of $1.5 million and a net loss of $20,000. DH Indian Palms I had $1.8 million in outside borrowings guaranteed by IDI at March 31, 2002.

         Together, IDI, NIDI, CIDI, Indian Palms, Davsha, Davsha II, Davsha III, Davsha IV, and Oakmont represent the real estate investment segment of the Corporation's business. This segment is categorized as real estate held for development and sale on the Corporation's consolidated financial statements. Net of reserves of $760,000 and non-performing real estate held for development and sale of $70,000, the segment represents $46.2 million of total assets for that category. For further discussion of the real estate held for development and sale segment, see Note 15 to the Corporation's Consolidated Financial Statements in Item 8.

         In fiscal 2002, IDI's non-subsidiary partnership located in Tampa Bay, Florida sold 50% of its interest to a Florida developer. IDI transferred a portion of its interest and now owns a 50% interest in Dune Golfers Club, LLC and Dune Development, LLC with the developer. Dune Golfers Club is the golf operation and Dune Development owns the residential lots. Dune Development plans to develop the lots for sale. IDI also transferred its remaining interest into IDI Holdings, LLC Florida and IDI Commercial, LLC Florida. IDI Holdings holds 50% of Seville Development Holdings, LLC, the owner of the undeveloped land and golf course real estate. At present, no plans have been made to develop the land. Some tracts may be sold in the future. IDI Commercial holds 50% of Parkway 98 Holdings, LLC, the owner of all the undeveloped commercial and multi-family real estate. It plans to develop these parcels in the future.

         As of March 31, 2002, IDI's total investment in the Florida project is $3.8 million. This compares to $6.5 million for the prior year ended March 31, 2001. The project reported a net loss of $225,000 for the year ended March 31, 2002 as compared to a net loss of $580,000 for the year ended March 31, 2001. As a result of the changes in ownership interest and reorganization, the Florida project had a deferred gain of $820,000 as of March 31, 2002. This gain will be realized as lots are developed and sold. IDI holds three lines of credit with the Florida operation totaling $340,000 as of March 31, 2002 as compared to $1.6 million in notes as of March 31, 2001. This represents a $1.3 million reduction of debt from the prior year, also resulting from the changes in organization of the Florida project. IDI has also funded $340,000 to their partner in this project.

         The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2002, IDI had extended $19.3 million to Indian Palms, $4.3 million to Davsha, $1.3 million to Davsha II, $730,000 to Davsha III, and $200,000 to CIDI as compared to $23.8 million to Indian Palms, $1.8 million to Davsha, and $1.2 million to Davsha II at March 31, 2001. These amounts are eliminated in consolidation.

         At March 31, 2002, the Corporation had extended $32.4 million to IDI to fund various partnership and subsidiary investments. This represents a decrease of $2.5 million from borrowings of $34.9 million at March 31, 2001. These amounts are eliminated in consolidation.

         At March 31, 2002, the Corporation had extended $250,000 to NIDI to fund various partnership investments. NIDI had borrowings from the Corporation of $190,000 as of March 31, 2001. These amounts are eliminated in consolidation.

         At March 31, 2002, IDI had a general valuation allowance of $650,000 as compared to an allowance of $675,000 for the prior year ended March 31, 2001. As of March 31, 2002 and March 31, 2001, there have been no charge-offs for any of the partnerships or subsidiaries within IDI. Per management review, it was determined that the allowance be decreased by $25,000.

         ANCHOR INVESTMENT SERVICES, INC. AIS is a wholly owned subsidiary of the Bank that offers fixed and variable annuities as well as mutual funds to its customers and members of the general public. AIS also processes stock and bond trades and provides credit life and disability insurance services to the Bank's consumer and mortgage loan customers as well as some group and individual coverage. For the year ended March 31, 2002, AIS had a net loss of $90,000 as compared to a net profit of $125,000 for the year ended March 31, 2001. The Bank's investment in AIS amounted to $140,000 at March 31, 2002 as compared to $193,000 at March 31, 2001.

         ADPC CORPORATION. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 2002 amounted to $650,000 as compared to $1.3 million at March 31, 2001. The decrease in the investment in ADPC is attributable to the sale of Normandale Lakes, a condominium project in Minnesota, in August 2001 which had a carrying value of $260,000. ADPC recorded a loss of $70,000 on the sale. Also, ADPC paid down its equity from accumulated cash to the Bank in April and December of 2001. These equity pay downs totaled $600,000. ADPC had a net loss of $50,000 for the year ended March 31, 2002 as compared to a net loss of $191,000 for the year ended March 31, 2001.

         ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). The Bank also sells commercial real estate and multi-family loans to AIC in the form of loan participations with the Bank retaining servicing and charging a servicing fee of .125%. As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $696.0 million at March 31, 2002 as compared to $610.2 million at March 31, 2001. AIC had net income of $27.3 million for the year ended March 31, 2002 as compared to $23.3 million for the year ended March 31, 2001. The Bank had outstanding notes to AIC of $151.0 million with a weighted average rate of 4.96% as of March 31, 2002 as compared to $89.0 million at March 31, 2001, with a weighted average rate of 9.03% and maturities during the next six months of fiscal 2003.


EMPLOYEES

         The Corporation had 740 full-time employees and 186 part-time employees at March 31, 2002. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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


THE BANK

         The Bank is a federally chartered savings institution, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. The Bank is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Chicago and is subject to certain limited regulation by the Federal Reserve Board. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC.

         REGULATION OF SAVINGS ASSOCIATIONS. The OTS has extensive authority over the operations of all insured savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The examiners may require the Bank to provide for higher general or specific loan loss allowances. The last regular examination of the Bank by the OTS was as of September 30, 2001.

         Savings institutions are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semiannual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest quarterly Thrift Financial Report. The Bank's semi-annual OTS assessment for the six months ending June 30, 2002 was $256,000.

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

         QUALIFIED THRIFT LENDER REQUIREMENT. In order for the Bank to exercise the powers granted to savings associations, it must qualify as a qualified thrift lender ("QTL"). Under the Home Owners' Loan Act, as amended, ("HOLA") and OTS regulations, a savings institution is required to maintain a level of qualified thrift investments equal to at least 65% of its "portfolio assets" (as defined by statute) on a monthly basis for nine out of 12 months per calendar year or qualify as a domestic building and loan association as defined by the Internal Revenue Code of 1986. The Bank has chosen to comply with the QTL test by maintaining the required level of qualified thrift investments. Qualified thrift investments for purposes of the QTL test consist primarily of residential mortgages and related investments. As of March 31, 2002, the Bank was in compliance with the QTL test.

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

         INSURANCE OF DEPOSITS. The Bank's deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital -- "well capitalized," "adequately capitalized," or "undercapitalized." These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those that are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with well capitalized, financially sound, institutions paying lower rates than are paid by undercapitalized institutions likely to pose a risk of loss to the insurance fund absent corrective actions.

         Beginning January 1, 1997, effective SAIF rates generally range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members paid
6.4 basis points to fund the Financing Corporation ("FICO"), while BIF member institutions paid approximately 1.3 basis points. Thereafter, BIF and SAIF members are assessed at the same rate by FICO. The FICO assessment rate for the first quarter of 2002 was 1.82 basis points.

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

         Under OTS regulations, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions, such as the Bank, that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the payment of a dividend or a capital distribution.

         LIQUIDITY. In December 2000, legislation was enacted that removed the provision that authorized the Director of the OTS to establish a liquidity requirement of any amount within the range of 4% to 10% of a savings association's average daily balance of net withdrawable deposits plus short-term borrowings depending upon economic conditions and the deposit flows of member institutions. In revising the OTS Regulations to conform with the recent legislation, the OTS removed the specific liquidity requirement but adopted a rule that requires each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2002, the Bank believes that it was in compliance with these liquidity requirements. The Bank's liquidity ratio was 17.16% at March 31, 2002.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2002, the Bank was in compliance with these requirements. The OTS has permitted these reserves to be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

         As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago. At March 31, 2002, the Bank owned $53.3 million in FHLB stock, which is in compliance with this requirement. The Bank received dividends on its FHLB stock for fiscal 2002 of $2.6 million as compared to $2.7 million for fiscal 2001.

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

         In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted, as a deduction from taxable income, allowable bad debt deductions which significantly exceeded actual losses and the financial statement loan loss provisions. These earnings appropriated to a savings institution's bad debt reserves and deducted for federal income tax purposes may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of March 31, 2002, the Bank's bad debt reserves for tax purposes totaled approximately $46.1 million. (See Note 11 to the Consolidated Financial Statements for additional discussion).

STATE
         Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation's consolidated income tax group except AIC and NIDI, both located in Nevada. Presently, the income of AIC and NIDI are only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2.  PROPERTIES

         At March 31, 2002, The Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 53 other full-service offices and two lending only offices. The Bank owns 38 of its full-service offices, leases the land on which three such offices are located, and leases the remaining 13 full-service offices. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2002 and 2016. The aggregate net book value at March 31, 2002 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $22.5 million. See Note 6 to the Corporation's Consolidated Financial Statements, included as Item 8, for information regarding the premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 2002, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Corporation's Common Stock is traded on the Nasdaq Stock Market, National Market. The trading symbol is "ABCW ". As of March 31, 2002, there were approximately 2,900 stockholders of record. That number does not include stockholders holding their stock in street name or nominee's name.

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

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

         The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2002 and 2001.

                                                                          CASH
QUARTER ENDED                       HIGH               LOW              DIVIDEND
---------------------------------------------------------------------------------

March 31, 2002                    $ 21.750           $ 17.040            $ 0.083
December 31, 2001                   18.240             15.270              0.083
September 30, 2001                  18.510             14.910              0.083
June 30, 2001                       15.900             13.060              0.075

March 31, 2001                      16.750             12.875              0.075
December 31, 2000                   16.188             14.000              0.075
September 30, 2000                  17.000             14.688              0.075
June 30, 2000                       16.750             13.688              0.070


         For information regarding restrictions on the payments of dividends by the Bank, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY

                                                              AT OR FOR YEAR ENDED MARCH 31,
                                         -------------------------------------------------------------------------
                                              2002           2001           2000          1999           1998
                                         -------------------------------------------------------------------------
                                                     (Dollars In Thousands, Except Per Share Data)
Earnings per share:
 Basic                                   $      1.59    $      1.19    $      0.80    $      1.26    $      1.06
 Diluted                                        1.55           1.16           0.78           1.19           1.01

Interest income                              225,701        228,647        202,594        194,807        187,392
Interest expense                             128,454        148,096        119,393        114,535        110,893
Net interest income                           97,247         80,551         83,201         80,272         76,499
Provision for loan losses                      2,485            945          1,306          1,017          1,250
Non-interest income                           21,615         13,503         14,390         22,019         15,882
Non-interest expenses                         59,531         51,450         61,187         52,426         49,279
Income taxes                                  20,479         14,682         15,596         18,607         15,507
Net income                                    36,367         26,977         19,502         30,241         26,345

Total assets                               3,507,076      3,127,474      2,911,152      2,663,718      2,517,080
Investment securities                         73,740         56,129         86,206         87,722         80,460
Mortgage-related securities                  285,586        379,159        300,519        258,489        254,389
Loans receivable held for
 investment, net                           2,627,248      2,414,976      2,302,721      2,111,566      1,962,023
Deposits                                   2,553,987      2,119,320      1,897,369      1,835,416      1,710,980
Notes payable to FHLB                        569,500        669,896        649,046        517,695        508,145
Other borrowings                              52,090         70,702        107,813         55,264         55,765
Stockholders' equity                     $   277,512    $   219,612    $   217,215    $   220,287    $   202,868
Shares outstanding                        24,950,258     22,814,923     24,088,147     23,832,165     23,791,787
Book value per share
 at end of period                             $11.12          $9.63          $9.02          $9.24          $8.53
Dividends paid per share                        0.32           0.30           0.25           0.20           0.16
Dividend payout ratio                          20.28%         24.79%         31.25%         15.48%         15.09%
Yield on earning assets                         7.15           7.89           7.56           7.68           7.94
Cost of funds                                   4.29           5.31           4.79           4.84           5.01
Interest rate spread                            2.86           2.58           2.77           2.84           2.93
Net interest margin                             3.08           2.78           3.10           3.15           3.23
Return on average assets                        1.11           0.88           0.71           1.16           1.08
Return on average equity                       14.89          12.48           8.92          14.44          13.24
Average equity to average assets                7.45           7.09           7.97           8.04           8.15

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 2002 and 2001

            GENERAL. Net income increased $9.4 million to $36.4 million in fiscal 2002 from $27.0 million in fiscal 2001. The primary component of this increase in earnings for fiscal 2002, as compared to fiscal 2001, was an increase of $15.2 million in net interest income after the provision for loan losses. In addition, non-interest income increased $8.1 million. These increases were partially offset by an increase in non-interest expense of $8.1 million and an increase in tax expense of $5.8 million. The returns on average assets and average stockholders' equity for fiscal 2002 were 1.11% and 14.89%, respectively, as compared to .88% and 12.48%, respectively, for fiscal 2001.

            NET INTEREST INCOME. Net interest income increased by $16.7 million during fiscal 2002 due to a larger increase in the volume of interest-earning assets compared to the volume of interest-bearing liabilities coupled with a greater decrease in rates of interest-bearing liabilities as compared to the decrease in rates of interest-earning assets. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.16 billion and $3.00 billion in fiscal 2002, respectively, from $2.90 billion and $2.79 billion, respectively, in fiscal 2001. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 1.05% in fiscal 2002 from 1.04% in fiscal 2001. The average yield on interest-earning assets (7.15% in fiscal 2002 versus 7.89% in fiscal 2001) decreased, as did the average cost on interest-bearing liabilities (4.29% in fiscal 2002 versus 5.31% in fiscal 2001). The net interest margin increased to 3.08% in fiscal 2002 from 2.78% in fiscal 2001 and the interest rate spread increased to 2.86% from 2.58% in fiscal 2002 and 2001, respectively. The increase in the net interest margin is reflective of a decrease in the cost of funds, offset by a smaller decrease in yields on loans as interest rates decreased. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the decreases in the volume of interest-earning liabilities increased net interest income in fiscal 2002 by approximately $8.5 million. In addition, there was a $5.2 million increase in net interest income caused by the combination of rate and rate/volume changes.

            PROVISION FOR LOAN LOSSES. Provision for loan losses increased $1.5 million from $950,000 in fiscal 2001 to $2.5 million in fiscal 2002 based on management's ongoing evaluation of asset quality. There was an increase in net charge-offs of $2.7 million in overall loans in fiscal 2002, primarily due to increased commercial business loan charge-offs, however the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses increased $7.0 million from $24.1 million at March 31, 2001 to $31.1 million at March 31, 2002. This amount represented 1.08% of total loans at March 31, 2002, as compared to .94% of total loans at March 31, 2001. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

            NON-INTEREST INCOME. Non-interest income increased $8.1 million to $21.6 million for fiscal 2002 compared to $13.5 million for fiscal 2001 primarily due to an increase of $5.8 million in gain on sale of loans. This increase was largely due to the lower interest rate environment which resulted in significantly higher levels of refinancing activity. This resulted in increased mortgage servicing rights gains due to increased loan sales. Net income from operations of real estate investments also increased $2.4 million largely due to increased lot sales. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, also increased $1.1 million for fiscal 2002. Service charges on deposits increased $700,000 essentially due to a growth in deposits and net gain on sale of investments and securities increased $500,000 for fiscal 2002. Partially offsetting these increases were decreases in other categories. Loan servicing income decreased $2.0 million due to increased amortization of mortgage servicing rights and income from insurance commissions decreased $320,000 due to decreased sales.

            NON-INTEREST EXPENSE. Non-interest expense increased $8.1 million to $59.5 million for fiscal 2002 compared to $51.5 million for fiscal 2001 as a result of several factors. The majority of the increase was attributed to an increase in compensation expense of $4.1 million, largely due to an increase in incentive compensation resulting from increased loan production. Other non-interest expense increased $1.9 million, largely due to the partial impairment of three securities, and increases in postage, office supplies, retail and other expenses. In addition, furniture and equipment expense increased $740,000 in fiscal 2002, primarily due to normal replacement costs and increased contractual services, and data processing expense increased $700,000. Occupancy expense increased $450,000 and marketing expense increased $130,000 during this fiscal year.

            INCOME TAXES. Income tax expense increased $5.8 million for fiscal 2002 as compared to fiscal 2001. The effective tax rate for fiscal 2002 was 36.03% as compared to 35.24% for fiscal 2001. See Note 11 to the Consolidated Financial Statements included in Item 8.


                Comparison of Years Ended March 31, 2001 and 2000

            GENERAL. Net income increased $7.5 million to $27.0 million in fiscal 2001 from $19.5 million in fiscal 2000. The primary component of this increase in earnings for fiscal 2001, as compared to fiscal 2000, was a decrease of $9.7 million in non-interest expense. This was partially offset by a decrease of $2.3 million in net interest income after the provision for loan losses. The returns on average assets and average stockholders' equity for fiscal 2001 were ..88% and 12.48%, respectively, as compared to .71% and 8.92%, respectively, for fiscal 2000.

            NET INTEREST INCOME. Net interest income decreased by $2.7 million during fiscal 2001 due to increases in the volume of interest-earning assets and interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $2.90 billion and $2.79 billion in fiscal 2001, respectively, from $2.68 billion and $2.49 billion, respectively, in fiscal 2000. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04% in fiscal 2001 from 1.07% in fiscal 2000. The average yield on interest-earning assets (7.89% in fiscal 2001 versus 7.56% in fiscal 2000) increased, as did the average cost on interest-bearing liabilities (5.31% in fiscal 2001 versus 4.79% in fiscal 2000). The net interest margin decreased to 2.78% for fiscal 2001 from 3.10% for fiscal 2000 and the interest rate spread decreased to 2.58% from 2.77% for fiscal 2001 and 2000, respectively. The decrease in the net interest margin is reflective of an increase in the cost of funds, offset by increased yields on loans as rates rise. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increases in the volume of interest-earning liabilities decreased net interest income in fiscal 2001 by approximately $1.2 million. In addition, there was a $1.4 million decrease in net interest income as a result of rate and rate/volume changes.

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

                                                                      YEAR ENDED MARCH 31,
                                       ---------------------------------------------------------------------------
                                                         2002                                  2001
                                       ---------------------------------------------------------------------------
                                                                  AVERAGE                                  AVERAGE
                                         AVERAGE                   YIELD/        AVERAGE                    YIELD/
                                         BALANCE     INTEREST       COST         BALANCE      INTEREST       COST
                                       ---------------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                     $2,056,080   $  153,611      7.47%       $1,882,215   $  150,267      7.98%
Consumer loans                            448,974       36,189      8.06           464,926       40,954      8.81
Commercial business loans                 104,539        7,072      6.76            74,356        7,214      9.70
                                        ---------   ----------                 -----------   ----------
  Total loans receivable (2)            2,609,593      196,872      7.54         2,421,497      198,435      8.19
Mortgage-related securities (1)           326,803       20,428      6.25           311,132       20,051      6.44
Investment securities (1)                  94,360        3,720      3.94            92,372        5,313      5.75
Interest-bearing deposits                  82,035        2,089      2.55            34,887        2,121      6.08
Federal Home Loan Bank stock               44,483        2,593      5.83            36,532        2,727      7.46
                                        ---------   ----------                 -----------   ----------
  Total interest-earning assets         3,157,274      225,701      7.15         2,896,420      228,647      7.89
Non-interest-earning assets               120,370                                  154,184
                                       ----------                               ----------
  Total assets                         $3,277,644                               $3,050,604
                                       ==========                               ==========
INTEREST-BEARING LIABILITIES
Demand deposits                        $  685,761       11,929      1.74        $  568,448       18,669      3.28
Regular passbook savings                  144,008        1,724      1.20           134,559        2,147      1.60
Certificates of deposit                 1,490,312       79,510      5.34         1,269,512       76,624      6.04
                                        ---------   ----------                 -----------   ----------
  Total deposits                        2,320,080       93,163      4.02         1,972,519       97,440      4.94
Notes payable and other borrowings        661,513       34,796      5.26           802,677       50,151      6.25
Other                                      13,334          495      3.71            14,583          505      3.46
                                        ---------   ----------                 -----------   ----------
  Total interest-bearing liabilities    2,994,928      128,454      4.29         2,789,779      148,096      5.31
                                                    ----------      ----                     ----------      ----
Non-interest-bearing liabilities           38,511                                   44,645
                                       ----------                               ----------
  Total liabilities                     3,033,439                                2,834,424
Stockholders' equity                      244,205                                  216,180
                                       ----------                               ----------
  Total liabilities and
   stockholders' equity                $3,277,644                               $3,050,604
                                       ==========                               ==========
  Net interest income/
   interest rate spread                             $   97,247      2.86%                    $   80,551      2.58%
                                                    ==========      ====                     ==========      ====
  Net interest-earning assets          $  162,346                               $  106,641
                                       ==========                               ==========
  Net interest margin                                               3.08%                                    2.78%
                                                                    ====                                     ====
  Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                       1.05                                     1.04
                                             ====                                     ====




                                                YEAR ENDED MARCH 31,
                                       -------------------------------------
                                                        2000
                                       -------------------------------------
                                                                    AVERAGE
                                        AVERAGE                      YIELD/
                                        BALANCE       INTEREST        COST
                                       -------------------------------------

INTEREST-EARNING ASSETS
Mortgage loans (1)                     $1,796,749    $  135,369       7.53%
Consumer loans                            414,478        36,041       8.70
Commercial business loans                  64,155         5,758       8.98
                                       ----------    ----------
  Total loans receivable (2)            2,275,382       177,168       7.79
Mortgage-related securities (1)           247,352        15,937       6.44
Investment securities (1)                 104,781         6,108       5.83
Interest-bearing deposits                  22,989         1,245       5.42
Federal Home Loan Bank stock               30,486         2,136       7.01
                                       ----------    ----------
  Total interest-earning assets         2,680,990       202,594       7.56
Non-interest-earning assets                62,889
                                       ----------
  Total assets                         $2,743,879
                                       ==========
INTEREST-BEARING LIABILITIES
Demand deposits                        $  537,156        15,259       2.84
Regular passbook savings                  190,751         4,969       2.60
Certificates of deposit                 1,087,459        61,251       5.63
                                       ----------    ----------
  Total deposits                        1,815,366        81,479       4.49
Notes payable and other borrowings        664,882        37,358       5.62
Other                                      14,050           556       3.96
                                       ----------    ----------
  Total interest-bearing liabilities    2,494,298       119,393       4.79
                                                     ----------       ----
Non-interest-bearing liabilities           30,830
                                       ----------
  Total liabilities                     2,525,128
Stockholders' equity                      218,751
                                       ----------
  Total liabilities and
   stockholders' equity                $2,743,879
                                       ==========
  Net interest income/
   interest rate spread                              $   83,201       2.77%
                                                     ==========       ====
  Net interest-earning assets          $  186,692
                                       ==========
  Net interest margin                                                 3.10%
                                                                      ====
  Ratio of average interest-earning
   assets to average interest-
   bearing liabilities                       1.07
                                             ====


---------------------------
(1)  Includes amortized cost basis of assets held and available for sale.
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

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


                                                            INCREASE (DECREASE) FOR THE YEAR ENDED MARCH 31,
                                       ------------------------------------------------------------------------------------------
                                                 2002 COMPARED TO 2001                       2001 COMPARED TO 2000
                                       ------------------------------------------------------------------------------------------
                                                                RATE/                                        RATE/
                                          RATE      VOLUME      VOLUME      NET       RATE        VOLUME     VOLUME        NET
                                       ------------------------------------------------------------------------------------------
                                                                             (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                      $ (9,646)  $ 13,881   $   (891)   $  3,344    $ 8,075    $  6,439   $    384    $ 14,898
Consumer loans                            (3,479)    (1,405)       119      (4,765)       470       4,386         57       4,913
Commercial business loans                 (2,184)     2,928       (887)       (143)       466         916         74       1,456
                                        --------   --------   --------    --------    -------    --------   --------    --------
  Total loans receivable                 (15,309)    15,404     (1,659)     (1,564)     9,011      11,741        515      21,267
Mortgage-related securities (1)             (603)     1,010        (30)        377          4       4,109          1       4,114
Investment securities (1)                 (1,671)       114        (36)     (1,593)       (81)       (724)        10        (795)
Interest-bearing deposits                 (1,233)     2,866     (1,666)        (33)       153         644         79         876
Federal Home Loan Bank stock                (597)       594       (130)       (133)       140         423         28         591
                                        --------   --------   --------    --------    -------    --------   --------    --------
 Total net change in income on
  interest-earning assets                (19,413)    19,988     (3,521)     (2,946)     9,227      16,193        633      26,053

INTEREST -BEARING LIABILITIES
Demand deposits                           (8,781)     3,853     (1,812)     (6,740)     2,382         889        139       3,410
Regular passbook savings                    (536)       151        (38)       (423)    (1,925)     (1,464)       567      (2,822)
Certificates of deposit                   (8,894)    13,327     (1,547)      2,886      4,385      10,254        734      15,373
                                        --------   --------   --------    --------    -------    --------   --------    --------
 Total deposits                          (18,211)    17,331     (3,397)     (4,277)     4,842       9,679      1,440      15,961
Notes payable and other borrowings        (7,930)    (8,820)     1,395     (15,355)     4,184       7,742        867      12,793
Other                                         36        (43)        (3)        (10)       (69)         21         (3)        (51)
                                        --------   --------   --------    --------    -------    --------   --------    --------
 Total net change in expense on
   interest-bearing liabilities          (26,105)     8,468     (2,005)    (19,642)     8,957      17,442      2,304      28,703
                                        --------   --------   --------    --------    -------    --------   --------    --------

 Net change in net interest income      $  6,692   $ 11,520   $ (1,516)   $ 16,696    $   270    $ (1,249)  $ (1,671)   $ (2,650)
                                        ========   ========   ========    ========    =======    ========   ========    ========


--------------------
(1) Includes amortized cost basis of assets held and available for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

            During fiscal 2002, the Bank made dividend payments of $5.0 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

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

            The Bank is required by the OTS to maintain levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. At March 31, 2002 and 2001, the Bank's liquidity ratio was 17.16% and 15.14%, respectively.

            In fiscal 2002, operating activities resulted in a net cash outflow of $23.7 million. Operating cash flows for fiscal 2002 included earnings of $36.4 million and $(28.9) million of net proceeds from the origination and sale of mortgage loans held for sale.

            Investing activities in fiscal 2002 resulted in a net cash outflow of $117.4 million. Primary investing activities resulting in cash outflows were $522.5 million for the purchase of securities and $241.2 million for the increase in net loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $539.8 million, proceeds of sales and maturities of investment securities of $440.8 million, and $132.1 million of principal repayments received on mortgage-related securities.

            Financing activities resulted in a net cash inflow of $299.8 million including a net increase in deposits of $437.6 million, a net decrease in borrowings of $100.4 million and a cash outflow of $16.8 million for treasury stock purchases.

            At March 31, 2002, the Corporation had outstanding commitments to originate $110.8 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $200.7 million; and $500,000 of loans sold with recourse to the Corporation in the event of default by the borrower. See Note 12 to the Consolidated Financial Statements included in Item 8. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2002 amounted to $1.17 billion, and scheduled maturities of borrowings during the same period totaled $123.9 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

            At March 31, 2002, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations on both a current and fully phased-in basis. See Note 9 to the Consolidated Financial Statements included in Item 8.


                               FINANCIAL CONDITION

            GENERAL. Total assets of the Corporation increased $379.6 million or 12.1% from $3.13 billion at March 31, 2001 to $3.51 billion at March 31, 2002. This increase was primarily funded by net increases in deposits of $434.7 million. These funds were generally invested in loans receivable and investment securities.

            MORTGAGE-RELATED SECURITIES. Mortgage-related securities (both available for sale and held to maturity) decreased $93.6 million as a net result during the year of (i) purchases of $80.1 million, (ii) principal repayments and market value adjustments of $(133.0) million and (iii) sales of $40.7 million. Mortgage-related securities consisted of $227.5 million of mortgage-backed securities ($93.0 million were available for sale and $134.5 million were held to maturity) and $58.1 million of mortgage-derivative securities ($52.3 million were available for sale and $5.8 million were held to maturity) at March 31, 2002. See Notes 1 and 4 to the Consolidated Financial Statements included in Item 8.

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

            LOANS RECEIVABLE. Total net loans (including loans held for sale) increased $241.2 million during fiscal 2002 from $2.43 billion at March 31, 2001, to $2.67 billion at March 31, 2002. The activity included (i) originations and purchases of $1.84 billion, (ii) sales of $1.07 billion, and (iii) principal repayments and other reductions of $528.8 million. See Note 5 to the Corporation's Consolidated Financial Statements included in Item 8 for more information.

            NON-PERFORMING ASSETS. Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $10.6 million or 0.30% of total assets at March 31, 2002 from $5.7 million or 0.18% of total assets at March 31, 2001.

            Non-performing assets are summarized as follows for the dates indicated:


                                                                         AT MARCH 31,
                                                      2002      2001       2000        1999      1998
                                                    ---------------------------------------------------
                                                                    (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 4,505    $ 2,572    $ 2,582    $ 2,931    $ 3,256
 Multi-family residential                               187        372          3         --        898
 Commercial real estate                               2,212        650        126        145        288
 Construction and land                                  168        257         --         --         --
 Consumer                                               933        499        571        571        765
 Commercial business                                  1,037        697        332        359        769
                                                    -------    -------    -------    -------    -------
  Total non-accrual loans                             9,042      5,047      3,614      4,006      5,976
Real estate held for development and sale                74        352      1,691      1,764      4,431
Foreclosed properties and repossessed assets, net     1,475        313        272        630      3,794
                                                    -------    -------    -------    -------    -------
  Total non-performing assets                       $10,591    $ 5,712    $ 5,577    $ 6,400    $14,201
                                                    =======    =======    =======    =======    =======

Performing troubled debt restructurings             $   403    $   300    $   144    $   293    $   725
                                                    =======    =======    =======    =======    =======

Total non-accrual loans to total loans                 0.32%      0.20%      0.15%      0.18%      0.29%
Total non-performing assets to total assets            0.30       0.18       0.19       0.24       0.56
Allowance for loan losses to total loans               1.09       0.94       1.00       1.08       1.23
Allowance for loan losses to total
 non-accrual loans                                   346.04     477.04     675.26     599.78     425.03
Allowance for loan and foreclosure losses
 to total non-performing assets                      300.05     422.16     439.63     379.97     181.15


            Non-accrual loans increased $4.0 million in fiscal 2002 to $10.6 million at March 31, 2002. This increase is largely attributable to loans acquired in the merger with Ledger. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of the Ledger merger. At March 31, 2002, there was one non-accrual commercial real estate loan with a carrying value of greater than $1.0 million and it was acquired in the merger. The loan is a 161 unit motel located in Schiller Park, Illinois, with a carrying value of $1.5 million. The original loan was for $13.1 million, of which the Bank is an 11.5% participant. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

            Non-performing real estate held for development and sale decreased $278,000 during fiscal 2002. At March 31, 2002, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

            Foreclosed properties and repossessed assets increased $1.2 million in fiscal 2002. This increase was not attributable to any one property. At March 31, 2002, there were no properties in foreclosed properties with a carrying value greater than $1.0 million.

            The total of performing troubled debt restructurings at March 31, 2002 increased by $100,000 and does not include any loans larger than $1.0 million.

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


                                                          YEAR ENDED MARCH 31,
                                    -------------------------------------------------------------
                                      2002          2001         2000        1999         1998
                                    -------------------------------------------------------------
                                                        (Dollars In Thousands)

Allowance at beginning of year      $ 24,076     $ 24,404     $ 24,027     $ 25,400     $ 24,155
Purchase of Ledger Capital Corp.       8,438
Charge-offs:
  Mortgage                              (780)        (560)         (45)      (1,518)        (956)
  Consumer                              (726)        (794)        (833)      (1,054)      (1,058)
  Commercial business                 (2,584)        (271)        (378)        (414)        (406)
                                    --------     --------     --------     --------     --------
   Total charge-offs                  (4,090)      (1,625)      (1,256)      (2,986)      (2,420)
                                    --------     --------     --------     --------     --------
Recoveries:
  Mortgage                                10          232           87          447          825
  Consumer                                51          102          203          123           76
  Commercial business                     95           18           37           26           95
                                    --------     --------     --------     --------     --------
   Total recoveries                      156          352          327          596          996
                                    --------     --------     --------     --------     --------

   Net charge-offs                    (3,934)      (1,273)        (929)      (2,390)      (1,424)
                                    --------     --------     --------     --------     --------

Provision                              2,485          945        1,306        1,017        1,250
Acquired banks', allowances               --           --           --           --        1,419
                                    --------     --------     --------     --------     --------
Allowance at end of year            $ 31,065     $ 24,076     $ 24,404     $ 24,027     $ 25,400
                                    ========     ========     ========     ========     ========

Net charge-offs to average loans
 held for sale and for investment      (0.17)%      (0.05)%      (0.04)%      (0.11)%      (0.07)%
                                       =====        =====        =====        =====        =====


            The fiscal 2002 provision for loan losses totaled $2.5 million compared to $950,000 in fiscal 2001. The increase of $1.5 million in the provision is largely attributable to the merger with Ledger, in which the Bank acquired some loans determined to need additional reserves based on the bank's policy for loan loss reserves.

            The level of allowances for loan losses considers numerous factors including the outstanding loan balances in various categories of loans and the relative risk of each category. The Bank also considers economic trends in its overall level of general allowances.

            Historically, the Bank's non-performing and classified assets have fluctuated with economic trends, both locally and nationally. At March 31, 2002, the Bank's present level of classified assets would have remained relatively unchanged from the year ended March 31, 2001 without the addition of the non-accrual loans acquired from the recent merger. This is in keeping with local and national economic conditions. Management believes that the increase in the allowance, in response to the non-performing loans acquired in the merger, and the present level of the allowance at March 31, 2002 are prudent.

            Loan charge-offs were $4.1 million and $1.6 million for the fiscal years ending March 31, 2002 and 2001, respectively. Total charge-offs for the years ended March 31, 2002 and 2001 increased $2.5 million and $370,000, respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2002 was largely due to an increase of $2.3 million in commercial business loan charge-offs largely resulting from two loans to a software consulting firm totalling $1.8 million. Mortgage loan charge-offs increased $220,000, while consumer loan charge-offs decreased $68,000 for the year ended March 31, 2002. The increase in charge-offs for fiscal 2001 was largely due to an increase of $520,000 in mortgage loan charge-offs. Commercial business loan and consumer loan charge-offs decreased $110,000 and $40,000, respectively, for the year ended March 31, 2001. Recoveries only slightly offset the charge-offs for the year ended March 31, 2002 and such recoveries decreased $190,000 from $350,000 in fiscal 2001 to $160,000 in fiscal 2002. Recoveries increased $20,000 during the fiscal year ended March 31, 2001.

            The increased level in net charge-offs of $2.7 million and $340,000 for the respective years ended March 31, 2002 and 2001 do not represent changes in the quality of the loan portfolio, but instead generally reflect the local and national trends in overall consumer debt levels and bankruptcy filings.

            The table below shows the Corporation's allocation of the allowance for loan losses by loan type at the dates indicated.

                                                                            MARCH 31,
                            --------------------------------------------------------------------------------------------------------
                                   2002                    2001                2000               1999                1998
                            --------------------------------------------------------------------------------------------------------
                                     % OF TOTAL              % OF TOTAL          % OF TOTAL          % OF TOTAL           % OF TOTAL
                                      LOANS BY                LOANS BY            LOANS BY            LOANS BY             LOANS BY
                             AMOUNT   CATEGORY      AMOUNT    CATEGORY  AMOUNT    CATEGORY    AMOUNT  CATEGORY    AMOUNT   CATEGORY
                            --------------------------------------------------------------------------------------------------------
                                                                     (Dollars In Thousands)

Single-family residential   $ 2,639       8.50%    $ 2,104     8.74%   $ 2,109        8.64%  $ 2,035     8.47%   $ 1,277       5.03%
Multi-family residential      2,515       8.10       2,284     9.49      1,749        7.17     1,962     8.17        592       2.33
Commercial real estate        7,797      25.10       7,181    29.83      6,360       26.06     4,976    20.71      1,624       6.39
Construction and land            --         --          --       --         --          --        --       --        187       0.74
Consumer                      1,986       6.39       2,120     8.81      2,088        8.56     1,543     6.42      2,188       8.61
Commercial business          12,117      39.01       3,817    15.85      2,729       11.18     3,000    12.49      1,337       5.26
Unallocated                   4,011      12.91       6,570    27.29      9,369       38.39    10,511    43.75     18,195      71.63
                            -------     ------     -------   ------    -------      ------   -------   ------    -------     ------
  Total allowance for
    loan losses             $31,065     100.00%    $24,076   100.00%   $24,404      100.00%  $24,027   100.00%   $25,400     100.00%
                            =======     ======     =======   ======    =======      ======   =======   ======    =======     ======


            Although management believes that the March 31, 2002 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

            DEPOSITS. Deposits increased $434.7 million during fiscal 2002 to $2.55 billion, of which $280.4 million was due to increases in certificates of deposit, $60.5 million was due to increases in money market accounts, $60.0 million was due to increases in NOW accounts, and $36.8 million in passbook accounts. These increases were due to the acquisition of deposits from the Ledger merger, which contributed approximately $290.0 million to deposits, as well as promotions and related growth of deposit households. See Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of the Ledger merger. The weighted average cost of deposits decreased to 3.52% at fiscal year-end 2002 compared to 4.75% at fiscal year-end 2001.

            BORROWINGS. FHLB advances decreased $100.4 million during fiscal 2002 because as advances matured they were not replaced with new borrowings. Cash proceeds from callable securities during the low interest rate environment as well as increases in deposit accounts both served to reduce the need for new borrowings as advances matured. At March 31, 2002, advances totaled $569.5 million with a weighted average interest rate of 4.78% compared to advances of $669.9 million with a weighted average interest rate of 6.05% at March 31, 2001. Reverse repurchase agreements decreased $27.9 million during fiscal 2002. Other loans payable increased $9.3 million from the prior fiscal year. For additional information, see Note 8 to the Consolidated Financial Statements included in
Item 8.

            STOCKHOLDERS' EQUITY. Stockholders' equity at March 31, 2002 was $277.5 million, or 7.91% of total assets, compared to $219.6 million, or 7.02% of total assets at March 31, 2001. Stockholders' equity increased during the year as a result of (i) the acquisition of Ledger of $38.2 million, (ii) comprehensive income of $36.9 million, which includes net income of $36.4 million and a change in net unrealized losses on available-for-sale securities as a part of accumulated other comprehensive income of $520,000, (iii) the exercise of stock options of $3.4 million, (iv) the vesting of recognition plan shares of $720,000, (v) employee stock plan purchases of $2.1 million, and (vi) the tax benefit from certain stock options of $900,000. These were offset by (i) the purchase of treasury stock of $16.8 million and (ii) the payment of cash dividends of $7.5 million.

            SIGNIFICANT ACCOUNTING POLICIES. There are a number of accounting policies that require the use of judgment. One of the most significant accounting policies requiring the use of judgment is establishing the amount of the allowance for loan losses. Management evaluates the credit quality of the loan portfolio and the level of the adequacy of the allowance for possible loan losses. See the section titled "Allowances for Loan Losses" later in this section for discussions on the methodology used in determining the level of the allowance for loan losses.


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

            The Corporation's cumulative net gap position at March 31, 2002 for one year or less was a positive 18.15% of total assets, as compared to a negative 8.43% at March 31, 2001. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

            The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following tables summarize the Corporation's interest rate sensitivity gap position as of March 31, 2002 and 2001, respectively.


                                         03/31/03      03/31/04      03/31/05      03/31/06
                                       -----------------------------------------------------
                                                      (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)        $  412,061    $  146,145    $   79,830    $   50,207
    Average interest rate                    7.45%         7.36%         7.28%         7.21%

  Mortgage loans -Variable (1) (2)        714,566       251,319       152,966        95,271
    Average interest rate                    7.25%         7.30%         7.26%         7.06%

 Consumer loans (1)                       331,993        48,182        22,625        10,699
    Average interest rate                    8.06%         8.22%         8.20%         8.19%

 Commercial business loans (1)            265,806        71,599        28,369        12,454
    Average interest rate                    6.90%         7.28%         7.44%         7.40%

 Mortgage-related securities (3)           69,721        43,154        32,462        25,512
    Average interest rate                    6.38%         6.38%         6.38%         6.38%

 Investment securities and other
  interest-earning assets (3)             324,956           807           807           807
    Average interest rate                    2.65%         4.48%         4.48%         4.48%
    Total rate sensitive assets         2,119,103       561,206       317,059       194,950

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                 268,722       138,613        90,651        54,355
    Average interest rate                    1.21%         1.16%         1.13%         1.07%

Time-deposits (4)                       1,104,763       147,707       103,528        22,871
    Average interest rate                    4.55%         4.26%         4.18%         5.08%

 Borrowings                               175,990       129,500       115,400        62,500
    Average interest rate                    4.62%         4.08%         4.79%         4.97%
    Total rate sensitive liabilities    1,549,475       415,820       309,579       139,726

Interest sensitivity gap               $  569,628    $  145,386    $    7,480    $   55,224
                                       ==========    ==========    ==========    ==========

Cumulative interest sensitivity gap    $  569,628    $  715,014    $  722,494    $  777,718
                                       ==========    ==========    ==========    ==========

Cumulative interest sensitivity
gap as a percent of total assets            18.15%        22.79%        23.03%        24.79%

                                                                                 FAIR VALUE
                                         03/31/07    THEREAFTER       TOTAL        03/31/02
                                       ----------------------------------------------------
                                                      (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)        $   35,744    $  126,754    $  850,741   $  868,628
    Average interest rate                    7.19%         7.18%

  Mortgage loans -Variable (1) (2)         58,613         9,073     1,281,808    1,307,755
    Average interest rate                    7.04%

 Consumer loans (1)                         5,773         6,909       426,181      450,662
    Average interest rate                    8.19%         8.18%

 Commercial business loans (1)              5,081        10,334       393,643      112,813
    Average interest rate                    7.34%         7.32%

 Mortgage-related securities (3)           20,410        94,176       285,435      273,571
    Average interest rate                    6.39%         6.40%

 Investment securities and other
  interest-earning assets (3)                 807         2,421       330,605      331,953
    Average interest rate                    4.48%         4.48%
    Total rate sensitive assets           126,428       249,667     3,568,413    3,345,382

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                  38,759       104,202       695,302      653,854
    Average interest rate                    1.05%         0.97%

Time-deposits (4)                          22,871           221     1,401,961    1,658,687
    Average interest rate                    5.08%         5.73%

 Borrowings                                64,700        73,500       621,590      631,329
    Average interest rate                    4.72%         5.29%
    Total rate sensitive liabilities      126,330       177,923     2,718,853    2,943,870

Interest sensitivity gap               $       98    $   71,744    $  849,560
                                       ==========    ==========    ==========

Cumulative interest sensitivity gap    $  777,816    $  849,560
                                       ==========    ==========

Cumulative interest sensitivity
gap as a percent of total assets            24.79%       27.08%

------------------------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $158.1 million, and (ii) non-accrual loans, which amounted to $9.0 million.

(2) Includes $46.5 million of loans held for sale spread throughout the periods.

(3) Includes $211.3 million of securities available for sale spread throughout the periods.

(4) Does not include $188.8 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $10.9 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.


                                         03/31/02        03/31/03        03/31/04        03/31/05
                                       ------------------------------------------------------------
                                                          (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)        $   212,198     $    83,276     $    46,920     $    28,563
    Average interest rate                     7.44%           7.54%           7.38%           7.29%

  Mortgage loans -Variable (1) (2)         812,310         281,980         149,149          27,942
    Average interest rate                     8.09%           7.83%           7.83%           7.81%

 Consumer loans (1)                        343,820          67,163          32,382          15,655
    Average interest rate                     8.32%           8.46%           8.44%           8.42%

 Commercial business loans (1)              42,568          12,357           3,502             812
    Average interest rate                     8.43%           8.43%           8.43%           8.43%

 Mortgage-related securities (3)            99,594          60,078          42,902          31,819
    Average interest rate                     6.54%           6.54%           6.54%           6.54%

 Investment securities and other
  interest-earning assets (3)               99,146           7,721           7,721           5,200
    Average interest rate                     6.24%           5.70%           5.70%           5.70%
    Total rate sensitive assets          1,609,636         512,575         282,576         109,991

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                  366,801          68,748          46,617          32,235
    Average interest rate                     3.50%           3.78%           3.58%           3.36%

Time-deposits (4)                          998,429         207,383         142,744           3,488
    Average interest rate                     6.12%           6.17%           6.46%           5.66%

 Borrowings                                509,044          92,900          24,000          30,500
    Average interest rate                     6.23%           5.72%           5.47%           5.85%
    Total rate sensitive liabilities     1,874,274         369,031         213,361          66,223

Interest sensitivity gap               $  (264,638)    $   143,544     $    69,215     $    43,768
                                       ===========     ===========     ===========     ===========

Cumulative interest sensitivity gap    $  (264,638)    $  (121,094)    $   (51,879)    $    (8,111)
                                       ===========     ===========     ===========     ===========

Cumulative interest sensitivity
gap as a percent of total assets             (8.43)%         (3.86)%         (1.65)%         (0.26)%

                                                                                   FAIR VALUE
                                       03/31/06        THEREAFTER       TOTAL        03/31/01
                                       -------------------------------------------------------
                                                        (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)        $    17,816    $    68,185    $   456,958   $   456,533
    Average interest rate                     7.32%          7.28%

  Mortgage loans -Variable (1) (2)          14,769             --      1,286,150     1,292,236
    Average interest rate                     7.81%

 Consumer loans (1)                          8,646         11,041        478,707       482,337
    Average interest rate                     8.42%          8.41%

 Commercial business loans (1)                 545          1,302         61,086        84,925
    Average interest rate                     8.43%          8.43%

 Mortgage-related securities (3)            23,993        120,772        379,158       361,569
    Average interest rate                     6.54%          6.54%

 Investment securities and other
  interest-earning assets (3)                3,939         11,818        135,545       139,195
    Average interest rate                     5.70%          5.70%
    Total rate sensitive assets             69,708        213,118      2,797,604     2,816,795

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                   22,764         74,597        611,762       569,555
    Average interest rate                     3.12%          2.27%

Time-deposits (4)                            3,488            823      1,356,355     1,370,351
    Average interest rate                     5.66%          5.99%

 Borrowings                                 13,000         58,500        727,944       728,582
    Average interest rate                     5.26%          5.25%
    Total rate sensitive liabilities        39,252        133,920      2,696,061     2,668,488

Interest sensitivity gap               $    30,456    $    79,198    $   101,543
                                       ===========    ===========    ===========

Cumulative interest sensitivity gap    $    22,345    $   101,543
                                       ===========    ===========

Cumulative interest sensitivity
gap as a percent of total assets              0.71%          3.24%

------------------------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $111.3 million, and (ii) non-accrual loans, which amounted to $5.0 million.

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

                      [This page intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.


                                                                 PAGE
                                                                 ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ..................................    43

Consolidated Statements of Income ............................    44

Consolidated Statements of Changes in Stockholders' Equity ...    45

Consolidated Statements of Cash Flows ........................    48

Notes to Consolidated Financial Statements ...................    50

Report of Ernst & Young LLP, Independent Auditors ............    78

Management and Audit Committee Report ........................    79


SUPPLEMENTARY DATA

Quarterly Financial Information ..............................    80

CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,
                                                                            ---------------------------
                                                                                2002            2001
                                                                            ---------------------------
                                                                       (In Thousands, Except Per Share Data)
ASSETS
Cash                                                                        $    57,568     $    58,481
Interest-bearing deposits                                                       204,108          46,561
                                                                            -----------     -----------
  Cash and cash equivalents                                                     261,676         105,042
Investment securities available for sale                                         65,993          22,216
Investment securities held to maturity (fair value of $7,897 and
  $34,096, respectively)                                                          7,747          33,913
Mortgage-related securities available for sale                                  145,293         173,968
Mortgage-related securities held to maturity (fair value of $141,330
  and $207,669, respectively)                                                   140,293         205,191
Loans receivable, net:
  Held for sale                                                                  46,520          17,622
  Held for investment                                                         2,627,248       2,414,976
Foreclosed properties and repossessed assets, net                                 1,475             313
Real estate held for development and sale                                        46,986          48,658
Office properties and equipment                                                  31,132          25,734
Federal Home Loan Bank stock--at cost                                            53,316          37,985
Accrued interest on investments and loans                                        19,918          20,862
Prepaid expenses and other assets                                                59,479          20,994
                                                                            -----------     -----------
     Total assets                                                           $ 3,507,076     $ 3,127,474
                                                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $ 2,553,987     $ 2,119,320
Federal Home Loan Bank and other borrowings                                     621,590         712,650
Reverse repurchase agreements                                                        --          27,948
Advance payments by borrowers for taxes and insurance                             7,838           7,918
Other liabilities                                                                46,149          40,026
                                                                            -----------     -----------
     Total liabilities                                                        3,229,564       2,907,862
                                                                            -----------     -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                        --              --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 24,950,258 and 22,814,923 shares outstanding,
 respectively                                                                     2,536           2,536
Additional paid-in capital                                                       61,735          56,571
Retained earnings                                                               218,149         197,599
Accumulated other comprehensive income                                            2,473           1,954
Treasury stock (413,081 shares and 2,548,416 shares,
 respectively), at cost                                                          (6,324)        (38,339)
Common stock purchased by benefit plans                                          (1,057)           (709)
                                                                            -----------     -----------
     Total stockholders' equity                                                 277,512         219,612
                                                                            -----------     -----------
     Total liabilities and stockholders' equity                             $ 3,507,076     $ 3,127,474
                                                                            ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF  INCOME


                                                                           YEAR ENDED MARCH 31,
                                                                   ------------------------------------
                                                                      2002        2001           2000
                                                                   ------------------------------------
                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                              $ 196,871    $ 198,435     $ 177,168
Mortgage-related securities                                           20,428       20,051        15,937
Investment securities                                                  6,313        8,040         8,244
Interest-bearing deposits                                              2,089        2,121         1,245
                                                                   ---------    ---------     ---------
  Total interest income                                              225,701      228,647       202,594

INTEREST EXPENSE:
Deposits                                                              93,163       97,440        81,479
Notes payable and other borrowings                                    34,796       50,151        37,358
Other                                                                    495          505           556
                                                                   ---------    ---------     ---------
  Total interest expense                                             128,454      148,096       119,393
                                                                   ---------    ---------     ---------
  Net interest income                                                 97,247       80,551        83,201
Provision for loan losses                                              2,485          945         1,306
                                                                   ---------    ---------     ---------
  Net interest income after provision for loan losses                 94,762       79,606        81,895

NON-INTEREST INCOME:
Loan servicing income                                                    728        2,745         2,303
Service charges on deposits                                            6,466        5,764         4,928
Insurance commissions                                                  1,500        1,815         1,415
Gain on sale of loans                                                  8,861        3,044         2,010
Net gain on sale of investments and mortgage-related securities          813          311           272
Net income (loss) from operations of real estate investments             333       (2,023)        1,499
Other                                                                  2,914        1,847         1,963
                                                                   ---------    ---------     ---------
  Total non-interest income                                           21,615       13,503        14,390

NON-INTEREST EXPENSE:
Compensation                                                          32,554       28,442        26,833
Occupancy                                                              4,867        4,416         4,196
Furniture and equipment                                                4,549        3,812         3,685
Data processing                                                        4,516        3,821         3,777
Marketing                                                              2,262        2,129         2,534
Merger-related                                                            --           --         8,297
Goodwill                                                                  --           --         1,761
Federal insurance premiums                                               414          386           905
Other                                                                 10,369        8,444         9,199
                                                                   ---------    ---------     ---------
  Total non-interest expense                                          59,531       51,450        61,187
                                                                   ---------    ---------     ---------
  Income before income taxes                                          56,846       41,659        35,098
Income taxes                                                          20,479       14,682        15,596
                                                                   ---------    ---------     ---------
  Net income                                                       $  36,367    $  26,977     $  19,502
                                                                   =========    =========     =========
Earnings per share:
  Basic                                                            $    1.59    $    1.19     $    0.80
  Diluted                                                               1.55         1.16          0.78
Dividends declared per share                                            0.32         0.30          0.25

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       UNEARNED                ACCU-
                                                                                        COMMON                MULATED
                                                                                        STOCK                  OTHER
                                                                                       PURCHASED  UNEARNED    COMPRE-
                                             ADDITIONAL                                   BY       SHARES     HENSIVE
                                 COMMON       PAID-IN         RETAINED      TREASURY   BENEFIT       OF       INCOME/
                                  STOCK       CAPITAL         EARNINGS       STOCK      PLANS       ESOP       (LOSS)      TOTAL
                                 -------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands except per share data)
                                 -------------------------------------------------------------------------------------------------
  Balance at March 31, 1999       $ 2,500     $ 80,199       $ 168,458     $(29,811) $ (1,370)     $  (689)  $  1,000   $ 220,287
                                 =================================================================================================
Comprehensive income:
Net income                             --           --          19,502           --        --           --         --      19,502
     Change in net
     unrealized
     gains (losses) on
     available-for-sale
     securities
     net of tax of
     $1.1 million                      --           --              --           --        --           --     (2,667)     (2,667)
                                                                                                                         ---------
Comprehensive income                                                                                                       16,835
Retirement of treasury stock           --      (28,583)             --       28,583        --           --         --          --
Conversion of FCBF shares              --        2,593              --           --      (740)          --         --       1,853
Purchase of treasury stock             --           --              --      (21,403)       --           --         --     (21,403)
Exercise of stock options              36          741          (2,838)       3,819        --           --         --       1,758
Purchase of stock
  by retirement plan                   --          154              20          374        --           --         --         548
Cash dividend ($0.25 per share)        --           --          (5,931)          --        --           --         --      (5,931)
Recognition plan shares vested         --           --              --           --       140           --         --         140
Common stock in Rabbi Trust            --         (196)             --           --     1,047           --         --         851
Tax benefit from stock
  related compensation                 --        1,588              --           --        --           --         --       1,588
Repayment of ESOP borrowings           --           --              --           --        --          689         --         689
                                 -------------------------------------------------------------------------------------------------
 Balance at March 31, 2000        $ 2,536     $ 56,496       $ 179,211     $(18,438) $   (923)     $    --   $ (1,667)  $ 217,215
                                 =================================================================================================
Comprehensive income:
Net income                             --           --          26,977           --        --           --         --      26,977
     Change in net
     unrealized
     gains (losses) on
     available-for-sale
     securities
     net of tax of
     $1.5 million                      --           --              --           --        --           --      3,621       3,621
                                                                                                                         ---------
Comprehensive income                                                                                                       30,598
Purchase of treasury stock             --           --              --      (24,605)       --           --         --     (24,605)
Exercise of stock options              --          (26)         (1,643)       3,378        --           --         --       1,709
Purchase of stock by
  retirement plans                     --           --             (79)       1,326        --           --         --       1,247
Cash dividend ($0.30 per share)        --           --          (6,867)          --        --           --         --      (6,867)
Recognition plan shares vested         --           --              --           --       214           --         --         214
Common stock in Rabbi Trust            --           --              --           --        --           --         --          --
Tax benefit from stock
  related compensation                 --          101              --           --        --           --         --         101
                                 -------------------------------------------------------------------------------------------------
 Balance at March 31, 2001        $ 2,536     $ 56,571       $ 197,599     $(38,339) $   (709)     $    --   $  1,954   $ 219,612
                                 =================================================================================================

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, (CON'T.)

                                                                                  UNEARNED                   ACCU-
                                                                                   COMMON                   MULATED
                                                                                   STOCK                     OTHER
                                                                                  PURCHASED   UNEARNED      COMPRE-
                                          ADDITIONAL                                 BY        SHARES       HENSIVE
                              COMMON       PAID-IN       RETAINED     TREASURY    BENEFIT        OF         INCOME/
                              STOCK        CAPITAL       EARNINGS      STOCK       PLANS        ESOP         (LOSS)       TOTAL
                            ---------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands except per share data)
Comprehensive income:
Net income                       --            --        36,367           --          --          --            --       36,367
     Change in net
     unrealized
     gains (losses) on
     available-for-sale
     securities
     net of tax of
     $2.3 million                --            --            --           --          --          --           519          519
                                                                                                                       ---------
Comprehensive income                                                                                                     36,886
Purchase of treasury stock       --            --            --      (16,816)         --          --            --      (16,816)
Purchase of Ledger
  Capital Corp.                  --         3,201        (3,038)      37,992          --          --            --       38,155
Exercise of stock options        --            --        (5,217)       8,653          --          --            --        3,436
Purchase of stock by
  retirement plans               --            --           (99)       2,186          --          --            --        2,087
Cash dividend
  ($0.32 per share)              --            --        (7,464)          --          --          --            --       (7,464)
Recognition plan shares
  vested                         --         1,068            --           --        (348)         --            --          720
Common stock in
  Rabbi Trust                    --            --            --           --          --          --            --           --
Tax benefit from stock
  related compensation           --           895             1           --          --          --            --          896
                            ----------------------------------------------------------------------------------------------------
 Balance at March 31, 2002  $ 2,536      $ 61,735     $ 218,149     $ (6,324)   $ (1,057)        $--       $ 2,473    $ 277,512
                            ====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.



                                                                YEAR ENDED MARCH 31,
                                                      ----------------------------------------
                                                        2002           2001            2000
                                                      ----------------------------------------

Unrealized holding gains (losses) on available
    for sale securities arising during the period:
    Unrealized net gains (losses)                     $ 2,830         $ 5,107         $(1,594)
    Related tax (expense) benefit                      (2,311)         (1,486)          1,073
                                                      -------         -------         -------
    Net after tax unrealzied gains (losses)
    on available for sale securities                      519           3,621          (2,667)
Less:  Reclassification adjustment for
    net gains (losses) realized during the period:
    Realized net gains (losses) on sales of
       available for sale securities                      813             311             272
    Related tax (expense) benefit                         293             110             121
    Net after tax reclassification adjustment          (1,106)           (421)           (393)
                                                      -------         -------         -------
    Total other comprehensive income (loss)           $   519         $ 3,621         $(2,667)
                                                      =======         =======         =======

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEAR ENDED MARCH 31,
                                                                             ---------------------------------------------------
                                                                                 2002                2001               2000
                                                                             ---------------------------------------------------
                                                                                               (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                  $    36,367         $    26,977         $    19,502
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                         2,485                 945               1,306
 Provision for depreciation and amortization                                       3,124               2,696               3,298
 Net gain on sales of loans                                                       (8,861)             (3,044)             (2,010)
 Amortization of stock benefit plans                                                 136                 397                 412
 Deferred income taxes                                                               290                 225                 653
 Tax Benefit from stock related compensation                                         896                 101               1,588
 Decrease (increase) in accrued interest receivable                                  944              (1,497)             (2,042)
 (Decrease) increase in accrued interest payable                                  (7,297)              5,778               3,190
  Increase in accounts payable                                                     7,547               8,287              13,705
 Other                                                                           (39,468)             33,463               7,837
                                                                             -----------         -----------         -----------
 Net cash provided by operating activities before net proceeds
  from loan sales                                                                 (3,837)             74,328              47,439
 Net decrease due to origination and sale of loans held for sale                 (28,898)            (16,954)            (23,796)
                                                                             -----------         -----------         -----------
  Net cash (used) provided by operating activities                               (32,735)             57,374              23,643

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                   6,131               6,254              44,360
 Proceeds from maturities of investment securities                               434,681              73,921              62,502
 Purchase of investment securities available for sale                           (456,679)            (72,408)            (95,021)
 Purchase of investment securities held to maturity                                   --                  --             (11,000)
 Proceeds from sale of mortgage-related securities available for sale             26,426               7,852                  --
 Purchase of mortgage-related securities held to maturity                             --                  --             (83,181)
 Purchase of mortgage-related securities available for sale                      (65,858)             (5,984)            (14,999)
 Principal collected on mortgage-related securities                              132,065              49,168              54,410
 Loans originated for investment                                                (744,192)           (584,595)         (1,105,801)
 Principal repayments on loans                                                   539,781             331,007             930,962
 Net additions of office properties and equipment                                 11,254                  22                (833)
 Sales of real estate                                                              6,491                 312               5,009
 Net cash paid to purchase Ledger Capital Corp                                     4,329                  --                  --
 Investment in real estate held for development and sale                          (4,819)            (15,756)             (8,997)
                                                                             -----------         -----------         -----------
  Net cash used by investing activities                                         (110,390)           (210,207)           (222,589)

                                                                                           YEAR ENDED MARCH 31,
                                                                         ---------------------------------------------------
                                                                             2002                2001                2000
                                                                         ---------------------------------------------------
                                                                                            (In Thousands)
FINANCING ACTIVITIES
 Increase in deposit accounts                                            $   437,604         $   219,239         $    61,953
 Decrease in advance payments by borrowers
   for taxes and insurance                                                       (80)               (295)             (2,147)
 Proceeds from notes payable to Federal Home Loan Bank                       623,200             878,600           1,158,600
 Repayment of notes payable to Federal Home Loan Bank                       (723,596)           (857,750)         (1,027,249)
 (Decrease) increase in securities sold under agreements
   to repurchase                                                             (27,948)            (64,465)             49,949
  Increase in other loans payable                                              9,336              27,354               2,600
 Treasury stock purchased                                                    (16,816)            (24,605)            (21,403)
 Exercise of stock options                                                     3,436               1,709               1,758
 Purchase of stock by retirement plans                                         2,087               1,247                 548
 Payments of cash dividends to stockholders                                   (7,464)             (6,867)             (5,931)
                                                                         -----------         -----------         -----------
   Net cash provided by financing activities                                 299,759             174,167             218,678
                                                                         -----------         -----------         -----------
   Net increase in cash and cash equivalents                                 156,634              21,334              19,732
 Cash and cash equivalents at beginning of year                              105,042              83,708              63,976
                                                                         -----------         -----------         -----------
   Cash and cash equivalents at end of year                              $   261,676         $   105,042         $    83,708
                                                                         ===========         ===========         ===========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid or credited to accounts:
  Interest on deposits and borrowings                                    $   127,031         $   151,162         $   122,583
  Income taxes                                                                15,719              14,574              12,192

Non-cash transactions:
Loans transferred to forclosed properties                                         --                  41                  --
Retirement of treasury stock                                                      --                  --              28,563
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                                     --             128,456              74,330

See accompanying Notes to Unaudited Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS. Anchor BanCorp Wisconsin Inc. (the "Corporation") is a Wisconsin corporation incorporated in 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, fsb (the "Bank"), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. ("IDI"), which invests in real estate held for development and sale.

BASIS OF FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Investment Services Inc., and ADPC Corporation. IDI's wholly owned subsidiaries are Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other 50% or less than owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. The Corporation considers federal funds sold and interest-bearing deposits that have an original maturity of three months or less to be cash equivalents.

INVESTMENT AND MORTGAGE-RELATED SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE. Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders' equity.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the estimated remaining life of the assets.

Realized gains and losses, and declines in value judged to be other than temporary, are included in "Net gain on sale of securities" in the consolidated statements of income as a component of other income. The cost of securities sold is based on the specific identification method.

LOANS HELD FOR SALE. Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at the lower of aggregate cost or market value. Fees received from the borrower and direct costs to originate are deferred and recorded as an adjustment of the sales price.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. For loans delivered to and funded by the Federal Home Loan Bank (FHLB) see Note 12. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair values of those rights. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

INTEREST ON LOANS. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from the allowance for interest. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $359,000 and $194,000 were established at March 31, 2002 and 2001, respectively, for interest on non-accrual status loans.

LOAN FEES AND DISCOUNTS. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan's yield. The Corporation is amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.

FORECLOSED PROPERTIES AND REPOSSESSED ASSETS. Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are carried at the lower of cost or fair value, less estimated selling expenses. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense.

ALLOWANCES FOR LOAN LOSSES. The reserve for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. A provision for loan losses is charged to operating expense based on management's periodic evaluation of the factors previously mentioned as well as other pertinent factors.

Based on an estimation done pursuant to either Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," or FASB Statement Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the reserve for loan losses consists of three components: (i) specific reserves,
(ii) general reserves and (iii) unallocated reserves.

Specific reserves are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment valuation are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

General reserves allocated to specific loan categories are based on historical loan loss experience and the related internal gradings of loans charged-off. General allocated reserves are also analyzed based on consideration of amounts necessary for concentrations and changes in portfolio mix and volume.

Unallocated reserves reflect management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, the difficulty in identifying triggering events that correlate well to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE. Real estate held for development and sale includes investments in land and partnerships that purchased land and other property and also an investment in a multi-family residential property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value. Income is recognized as completed homes are sold.

OFFICE PROPERTIES AND EQUIPMENT. Office properties and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the useful lives of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income. The depreciation policy that the Bank utilizes is that new office buildings are depreciated over 31.5 years, while leasehold improvements are depreciated over the original term of the leasehold agreement. Computers and other related equipment are depreciated over 5 years, and furniture and other fixtures are depreciated over 7 years.

DEPRECIATION AND AMORTIZATION. The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives of the assets. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill of $20.0 million, representing the excess of purchase price over the fair value of net assets acquired, resulted from the acquisition of Ledger Capital Corp. on November 10, 2001. See
Note 2 to the Consolidated Financial Statements in Item 8 for a discussion of the Ledger merger. Under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("Statement 142") goodwill is no longer amortized but is reviewed annually, or more frequently if impairment indicators arise, for impairment. The Corporation adopted the Statement 142 as of April 1, 2001. The adoption did not materially affect the Corporation's financial condition, results of operation or liquidity, as the Corporation did not have any goodwill on its books on the date of adoption.

STOCK OPTIONS. The Corporation follows Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Corporation follows the disclosure requirements of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," rather than the recognition provisions of SFAS No. 123, as allowed by the statement. See Note 10 to the Corporation's Consolidated Financial Statements included in Item 8.

ADVERTISING COSTS. All advertising costs incurred by the Corporation are expensed in the period in which they are incurred.

INCOME TAXES. The Corporation's deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities. The Corporation and its subsidiaries file a consolidated federal income tax return. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity on a separate return basis.

EARNINGS PER SHARE. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

COMPREHENSIVE INCOME. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Corporation includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

NEW ACCOUNTING STANDARDS. On April 1, 2001 the Corporation adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be recorded in the statement of condition at fair value. Under SFAS No. 133, the Corporation recognizes certain contracts and commitments relating to its mortgage banking operations as derivative instruments. These contracts and commitments are for commitments to originate mortgage loans that will be held for resale and forward loan sales. Forward loan sales are entered into in an effort to reduce interest rate risk associated with making commitments to originate mortgage loans. At March 31, 2002, the net fair value of these derivative contracts and commitments was ($358,000), which was recorded in the balance sheet in other liabilities. Changes in the fair value of these derivative contracts and commitments are recorded in income in loan servicing income. The Corporation does not hold any other derivative instruments.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. In September 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("Statement No. 140") that replaces, in its entirety, Statement No.
125. Although FASB No. 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Corporation applied the new rules prospectively to transactions beginning in April of 2001. The application of the new rules did not have a material impact on its financial statements.

ACCOUNTING FOR LONG-LIVED ASSETS. SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued in October 2001 and addresses how and when to measure impairment of long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FASB No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FASB No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of FASB No. 144 became effective for the Corporation April 1, 2002 and are not expected to have a material impact on the Corporation's financial position or results of operations.

RECLASSIFICATIONS. Certain 2001 and 2000 accounts have been reclassified to conform to the 2002 presentations.

NOTE 2 -- BUSINESS COMBINATION

On November 10, 2001, Ledger Capital Corp. ("Ledger") was acquired by the Corporation following the receipt of all required regulatory and stockholder approvals. The Corporation acquired 100 percent of the outstanding common shares of Ledger. The results of Ledger's operations have been included in the consolidated financial statements since that date. Ledger had $450.0 million in assets as of the merger date. The aggregate purchase price was $43.0 million. In the merger, Ledger shareholders received either 1.1 shares of Anchor BanCorp common stock or the taxable cash equivalent, as long as the cash conversion did not exceed 20 percent of the Ledger shares, in exchange for each share of Ledger common stock. Approximately 2.5 million shares of common stock of the Corporation were issued to Ledger shareholders and $2.0 million was paid to shareholders in cash. The transaction resulted in goodwill of approximately $20.0 million and added 4 full service offices in the Milwaukee metropolitan area.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition (dollars in thousands):


Cash and cash equivalents                    $  6,314
Investments                                    91,278
Federal Home Loan Bank stock, at cost          12,681
Net loans                                     327,620
Goodwill                                       19,956
Core deposit intangible                         3,408
Other assets                                   19,500
                                             --------
  Total assets acquired                      $480,757
                                             ========

Deposits                                     $299,294
Notes payable to the FHLB                     122,136
Other liabilities                              16,207
                                             --------
  Total liabilities assumed                   437,637
                                             --------
  Net assets acquired                        $ 43,120
                                             ========



The $20.0 million of goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes. The core deposit intangible is subject to amortization over an estimated useful life of four years. The estimated amortization expense for the core deposit intangible for the next five years is $852,000 per year.

On a pro forma basis, revenue, net income, basic and fully diluted earnings per share for the twelve months ended March 31, 2002 and March 31, 2001, after giving effect to the acquisition of Ledger as if it had occurred on April 1, 2000 are as follows (dollars in thousands):

                                        YEAR ENDED MARCH 31,
                                  ------------------------------
                                      2002               2001
                                  -----------        -----------
Revenue                           $   269,607        $   283,913

Net income                        $    39,615        $    29,581

Basic earnings per share          $      1.55        $      1.17
Diluted earnings per share               1.51               1.14


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


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                         GROSS            GROSS
                                                         AMORTIZED    UNREALIZED        UNREALIZED
                                                           COST          GAINS            LOSSES       FAIR VALUE
                                                       -----------------------------------------------------------
At March 31, 2002:
Available for Sale:
  U.S. Government and federal agency obligations        $ 43,261        $    231         $    (50)        $ 43,442
  Mutual funds                                            10,587              --               (5)          10,582
  Corporate stock and other                               11,040           1,249             (320)          11,969
                                                        --------        --------         --------         --------
                                                        $ 64,888        $  1,480         $   (375)        $ 65,993
                                                        ========        ========         ========         ========
Held to Maturity:
  U.S. Government and federal agency obligations        $  7,747        $    150         $     --         $  7,897
                                                        ========        ========         ========         ========

AT MARCH 31, 2001:
Available for Sale:
  U.S. Government and federal agency obligations        $  9,081        $    138         $     --         $  9,219
  Mutual funds                                             5,996               9               --            6,005
  Corporate stock and other                                7,837             547           (1,392)           6,992
                                                        --------        --------         --------         --------
                                                        $ 22,914        $    694         $ (1,392)        $ 22,216
                                                        ========        ========         ========         ========
Held to Maturity:
  U.S. Government and federal agency obligations        $ 33,913        $    186         $     (3)        $ 34,096
                                                        ========        ========         ========         ========


Proceeds from sales of investment securities available for sale during the years ended March 31, 2002, 2001 and 2000 were $6,131,000, $6,254,000, and
$44,360,000, respectively. Gross gains of $376,000, $110,000, and $287,000 were realized on sales in 2002, 2001 and 2000, respectively. Gross losses of $28,000, $4,000, and $15,000 were realized on sales of investment securities for the years ended March 31, 2002, 2001 and 2000, respectively. At March 31, 2002, there were investment securities available for sale of $12.0 million and investment securities held to maturity of $1.0 million that were pledged as collateral for certificates of deposit greater than $100,000.


The amortized cost and fair value of investment securities by contractual maturity at March 31, 2002 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Government agency securities subject to three-month calls amount to $5,033,000 at March 31, 2002. Securities subject to six-month calls at March 31, 2002 are $6,058,000.

                                               AVAILABLE FOR SALE            HELD TO MATURITY
                                             ----------------------------------------------------
                                             AMORTIZED        FAIR        AMORTIZED        FAIR
                                               COST           VALUE         COST           VALUE
                                             ----------------------------------------------------
Due in one year or less                      $27,671        $27,646        $ 4,750        $ 4,812
Due after one year through five years         27,505         27,739          2,997          3,085
Due after five years                           5,152          5,444             --             --
Corporate stock                                4,560          5,164             --             --
                                             -------        -------        -------        -------
                                             $64,888        $65,993        $ 7,747        $ 7,897
                                             =======        =======        =======        =======



NOTE 4 - MORTGAGE-RELATED SECURITIES

Mortgage-backed securities are backed by government sponsored agencies, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. CMO's and REMIC's are trusts which own securities backed by the government sponsored agencies noted above. Mortgage-backed securities and CMO's and REMIC's have estimated average lives of five years or less.

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):


                                                 GROSS           GROSS
                                  AMORTIZED    UNREALIZED      UNREALIZED
                                    COST         GAINS          LOSSES      FAIR VALUE
                                 -----------------------------------------------------
At March 31, 2002:
Available for Sale:
  CMO's and REMICS               $  51,601     $     838      $    (146)     $  52,293
  Mortgage-backed securities        91,139         1,990           (129)        93,000
                                 ---------     ---------      ---------      ---------
                                 $ 142,740     $   2,828      $    (275)     $ 145,293
                                 =========     =========      =========      =========
Held to Maturity:
  CMO's and REMICS               $   5,776     $     123      $     (21)     $   5,878
  Mortgage-backed securities       134,517         1,655           (720)       135,452
                                 ---------     ---------      ---------      ---------
                                 $ 140,293     $   1,778      $    (741)     $ 141,330
                                 =========     =========      =========      =========

AT MARCH 31, 2001:
Available for Sale:
  CMO's and REMICS               $  20,172     $     738      $     (18)     $  20,892
  Mortgage-backed securities       149,914         3,185            (23)       153,076
                                 ---------     ---------      ---------      ---------
                                 $ 170,086     $   3,923      $     (41)     $ 173,968
                                 =========     =========      =========      =========
Held to Maturity:
  CMO's and REMICS               $  11,042     $     133      $      (5)     $  11,170
  Mortgage-backed securities       194,149         2,418            (68)       196,499
                                 ---------     ---------      ---------      ---------
                                 $ 205,191     $   2,551      $     (73)     $ 207,669
                                 =========     =========      =========      =========

AT MARCH 31, 2000:
Available for Sale:
  CMO's and REMICS               $  19,952     $     107      $    (473)     $  19,586
  Mortgage-backed securities        38,683            40         (1,033)        37,690
                                 ---------     ---------      ---------      ---------
                                 $  58,635     $     147      $  (1,506)     $  57,276
                                 =========     =========      =========      =========
Held to Maturity:
  CMO's and REMICS               $  14,084     $      17      $    (224)     $  13,877
  Mortgage-backed securities       229,159           106         (8,637)       220,628
                                 ---------     ---------      ---------      ---------
                                 $ 243,243     $     123      $  (8,861)     $ 234,505
                                 =========     =========      =========      =========

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2002 and 2001 were $26,426,000 and $7,852,000, respectively. There were no sales of mortgage-related securities during the year ended March 31, 2000. Gross gains of $486,000 and $205,000 were realized on sales in 2002 and 2001, respectively. No gains were realized in 2000. Gross losses of $21,000 were realized on sales in 2002. No losses were realized in 2001 or 2000.

At March 31, 2002, $12.1 million of the Corporation's mortgage-related securities available for sale and $57.2 million mortgage-related securities held to maturity were pledged as collateral to secure various obligations of the Corporation. See Note 8. There were mortgage-related securities available for sale of $1.7 million pledged as collateral for certificates of deposit greater than $100,000 at March 31, 2002.

NOTE 5 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):


                                                  MARCH 31,
                                         --------------------------
                                             2002          2001
                                         --------------------------
First mortgage loans:
  Single-family residential              $  855,437     $  872,718
  Multi-family residential                  388,919        305,009
  Commercial real estate                    686,237        501,640
  Construction                              288,377        266,712
  Land                                       45,297         43,849
                                         ----------     ----------
                                          2,264,267      1,989,928
Second mortgage loans                       226,134        271,733
Education loans                             130,752        130,215
Commercial business loans and leases        123,526         90,212
Credit card and other consumer loans         75,808         72,274
                                         ----------     ----------
                                          2,820,487      2,554,362
Less:
  Undisbursed loan proceeds                 157,667        111,298
  Allowance for loan losses                  31,065         24,076
  Unearned loan fees                          4,286          3,610
  Discount on purchased loans                   215            371
  Unearned interest                               6             31
                                         ----------     ----------
                                            193,239        139,386
                                         ----------     ----------
                                         $2,627,248     $2,414,976
                                         ==========     ==========

A summary of the activity in the allowance for loan losses follows (in thousands):

                                             YEAR ENDED MARCH 31,
                                     -------------------------------------
                                        2002          2001          2000
                                     -------------------------------------
                                             (Dollars In Thousands)
Allowance at beginning of year       $ 24,076      $ 24,404      $ 24,027
Provision                               2,485           945         1,306
Charge-offs                            (4,090)       (1,625)       (1,256)
Recoveries                                156           352           327
Purchase of Ledger Capital Corp.        8,438            --            --
                                     --------      --------      --------
Allowance at end of year             $ 31,065      $ 24,076      $ 24,404
                                     ========      ========      ========


A summary of the details regarding impaired loans follows (in thousands):


                                        YEAR ENDED MARCH 31,
                                   -------------------------------
                                    2002        2001        2000
                                   -------------------------------
Impaired loans with valuation
  reserve required                 $11,467     $   964     $ 5,637

Less:
  Specific valuation allowance       4,240         615         952
                                   -------     -------     -------

Total impaired loans               $ 7,227     $   349     $ 4,685
                                   =======     =======     =======

Average impaired loans             $ 3,789     $ 2,517     $ 4,892

Interest income recognized
  on impaired loans                $   740     $    43     $   431


Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 8 to the Corporation's Consolidated Financial Statements included in Item 8.

A substantial portion of the Bank's loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $2,303,102,000 and $1,917,863,000 at March 31, 2002 and 2001,
respectively.

Mortgage servicing rights of $13,150,000, $8,784,000 and $7,351,000 are included in other assets for the years ended March 31, 2002, 2001, and 2000, respectively. $10,196,000, $3,077,000, and $1,003,000 were capitalized during the years ended March 31, 2002, 2001, and 2000, respectively. Amortization of mortgage servicing rights was $5,175,000, $2,404,000, and $2,289,000, for the years ended March 31, 2002, 2001, and 2000, respectively. The valuation allowance for the impairment of mortgage servicing rights was $2,125,000, $690,000, and $1,450,000, for the years ended March 31, 2002, 2001, and 2000, respectively. For discussion of the fair value of mortgage servicing rights and method of valuation, see Notes 1 and 13.

NOTE 6 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):


                                                           MARCH 31,
                                                     --------------------
                                                       2002        2001
                                                     --------------------
Land and land improvements                           $ 7,434     $ 5,879
Office buildings                                      32,376      27,733
Furniture and equipment                               28,547      23,459
Leasehold improvements                                 2,275       2,333
                                                     -------     -------
                                                      70,632      59,404
Less allowance for depreciation and amortization      39,500      33,670
                                                     -------     -------
                                                     $31,132     $25,734
                                                     =======     =======


During the years ending March 31, 2002, 2001, and 2000, building depreciation expense was $962,000, $861,000, and $810,000, respectively. The furniture and fixture depreciation expense during the years ending March 31, 2002, 2001, and 2000 was $2,156,000, $1,835,000, and $1,814,000, respectively.

NOTE 7 -- DEPOSITS

Deposits are summarized as follows (in thousands):

                                                              MARCH 31,
                                                     -------------------------
                                                         2002           2001
                                                     -------------------------
Negotiable order of withdrawal ("NOW") accounts:
  Non-interest-bearing                               $  192,785     $  159,288
  Interest-bearing                                      140,529        114,035

Money market accounts                                   404,695        344,238
Passbook accounts                                       168,178        131,408
Certificates of deposit                               1,636,924      1,356,538
                                                     ----------     ----------
                                                      2,543,111      2,105,507
Accrued interest on deposits                             10,876         13,813
                                                     ----------     ----------
                                                     $2,553,987     $2,119,320
                                                     ==========     ==========


A summary of annual maturities of certificates of deposit outstanding at March 31, 2002 follows (in thousands):

MATURES DURING YEAR ENDED MARCH 31,                     AMOUNT
-----------------------------------------------------------------------
                2003                                      $ 1,173,585
                2004                                          290,566
                2005                                          101,786
                2006                                           30,008
             Thereafter                                        40,979
                                                          -----------
                                                          $ 1,636,924
                                                          ===========



At March 31, 2002 and 2001, certificates of deposit with balances greater than or equal to $100,000 amounted to $203,880,000 and $160,613,000, respectively.


NOTE 8 - BORROWINGS

The Bank enters into sales of securities under agreements to repurchase the securities ("reverse repurchase agreements"). These agreements are treated as financings with the obligations to repurchase securities reflected as a liability and are carried at the amounts at which the securities will be subsequently reacquired or resold, as specified in the respective agreements. The dollar amount of securities underlying the agreements remain in the asset accounts. The Bank's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased and resold is monitored, and additional collateral is obtained where appropriate to protect against credit exposure. The securities underlying the agreements are held by the counter-party brokers in the Bank's account. At March 31, 2001, liabilities recorded under agreements to repurchase were $27,948,000. There were no agreements to repurchase recorded at March 31, 2002. The reverse repurchase agreements at March 31, 2001 had a weighted-average interest rate of 5.32%, and mature within one year of the fiscal year-end. Based upon month-end balances, securities sold under agreements to repurchase averaged $8,233,000, $83,310,000, and $59,756,000 during 2002, 2001, and 2000, respectively. The maximum outstanding at any month-end was $32,101,000, $116,551,000, and $92,413,000, during 2002, 2001, and 2000, respectively. The agreements were collateralized by mortgage-backed securities available for sale and held to maturity with a market value of

$28,633,000 at March 31, 2001. There was no collateral required for March 31, 2002 due to no agreements to repurchase for that time period.

Federal Home Loan Bank ("FHLB") advances and other loans payable consist of the following (dollars in thousands):

                                                                   MARCH 31, 2002                    MARCH 31, 2001
                                                            ---------------------------------------------------------------
                                MATURES DURING                                  WEIGHTED                          WEIGHTED
                             YEAR ENDED MARCH 31,              AMOUNT             RATE        AMOUNT                RATE
                         --------------------------------------------------------------------------------------------------
FHLB advances:                       2002                   $      --               --      $   450,996             6.29%
                                     2003                     123,900             5.04%          92,900             5.72
                                     2004                     129,500             4.15           24,000             5.47
                                     2005                     115,400             4.79           30,500             5.85
                                     2006                      62,500             4.97           13,000             5.26
                                     2007                      64,700             4.72               --               --
                                     2008                       6,500             5.05            6,500             5.05
                                     2009                      49,000             5.39           49,000             5.22
                                     2011                       3,000             6.06            3,000             6.06
                                     2012                      15,000             4.90               --               --
Other loans payable               various                      52,090             3.62           42,754             7.33
                                                            ---------                       -----------
                                                            $ 621,590             4.68%     $   712,650             6.13%
                                                            =========          =======      ===========           ======


The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 75% of single-family loans and to 50% of multi-family loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $53,316,000 at March 31, 2002. The FHLB borrowings are also collateralized by mortgage-related securities of $69.2 million.

Included in other loans payable is a short-term line of credit to the Corporation in the amount of $50.0 million. As of March 31, 2002, and 2001, the Corporation had drawn a total of $42.7 million, and $30.1 million, respectively. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2002. The remaining balance of other loans payable represent mortgage loans on real estate held for development with a carrying value of $9.4 million and an undrawn portion of $23.0 million.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2002, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its federal regulators at March 31, 2002 and 2001 (dollars in thousands):


                                                                                     MINIMUM REQUIRED
                                                              MINIMUM REQUIRED          TO BE WELL
                                                                FOR CAPITAL         CAPITALIZED UNDER
                                           ACTUAL            ADEQUACY PURPOSES       OTS REQUIREMENTS
                                    ------------------------------------------------------------------
                                     AMOUNT      RATIO        AMOUNT     RATIO      AMOUNT       RATIO
                                    ------------------------------------------------------------------
As of March 31, 2002:
Tier 1 capital
  (to adjusted tangible assets)     $250,688      7.31%     $102,903      3.00%    $171,505      5.00%
Risk-based capital
  (to risk-based assets)             277,528     11.01       201,613      8.00      252,016     10.00
Tangible capital
  (to tangible assets)               250,688      7.31        51,451      1.50          N/A       N/A

AS OF MARCH 31, 2001:
Tier 1 capital
  (to adjusted tangible assets)     $199,341      6.50%     $ 92,072      3.00%    $153,454      5.00%
Risk-based capital
  (to risk-based assets)             222,496     10.44       170,535      8.00      213,169     10.00
Tangible capital
  (to tangible assets)               199,341      6.50        46,036      1.50          N/A       N/A


The following table reconciles stockholders' equity to federal regulatory capital at March 31, 2002 and 2001 (dollars in thousands):

                                                             MARCH 31,     MARCH 31,
                                                            ------------------------
                                                               2002           2001
                                                            ------------------------
Stockholders' equity of the Corporation                     $ 277,512      $ 219,612
Less: Capitalization of the Corporation and Non-Bank
  subsidiaries                                                   (523)       (17,410)
                                                            ---------      ---------
Stockholders' equity of the Bank                              276,989        202,202
Less: Intangible assets and other non-includable assets       (26,301)        (2,861)
                                                            ---------      ---------
Tier 1 and tangible capital                                   250,688        199,341
Plus: Allowable general valuation allowances                   26,840         23,155
                                                            ---------      ---------
Risk based capital                                          $ 277,528      $ 222,496
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

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee's compensation, 50% of the employee's contribution up to the next 2% of compensation, and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $781,000, $887,000, and $570,000, for the years ended March 31, 2002, 2001, and 2000, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. In 1998, the ESOP borrowed $2,069,000 from the Corporation to purchase 100,000 common shares. The Bank repaid all of the borrowing and released all of the shares associated with this borrowing in 2000. Any discretionary contributions to the ESOP and the shares calculated to be released from the suspense account have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2002 and 2000 was $450,000 and $425,000, respectively. There was no ESOP plan expense for 2001.

The activity in the ESOP shares of both plans is as follows:


                                                    YEAR ENDED MARCH 31,
                                          ------------------------------------------
                                             2002            2001            2000
                                          ------------------------------------------
Balance at beginning of year               1,340,188       1,381,990       1,919,488
Additional shares purchased                   45,000          32,198          18,633
Shares distributed for terminations          (14,930)        (53,950)       (545,631)
Sale of shares for cash distributions         (5,500)        (20,050)        (10,500)
                                          ----------      ----------      ----------
  Balance at end of year                   1,364,758       1,340,188       1,381,990
Allocated shares included above            1,364,758       1,340,188       1,381,990
                                          ----------      ----------      ----------
  Unallocated shares                              --              --              --
                                          ==========      ==========      ==========


During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. Of these, 22,556 shares, 6,200 shares, and 41,950 shares were granted during the years ended March 31, 2002, 2001, and 2000, respectively, to employees in management positions. These grants had fair values of $320,000, $94,000, and $770,000, for the respective years. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $140,000, $400,000, and $400,000 for the years ended March 31, 2002, 2001, and 2000, respectively. Shares vested during the years ended March 31, 2002, 2001, and 2000 and distributed to the employees totaled 47,056, 11,650, and 10,600, respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The activity in the MRP shares is as follows:

                                            YEAR ENDED MARCH 31,
                                    -----------------------------------
                                      2002          2001         2000
                                    -----------------------------------
Balance at beginning of year         450,722       443,148      443,633
Additional shares purchased           28,214         7,574        6,615
Shares vested                        (47,056)           --       (7,100)
                                    --------      --------     --------
  Balance at end of year             431,880       450,722      443,148
Allocated shares included above       26,850        51,350       45,450
                                    --------      --------     --------
  Unallocated shares                 405,030       399,372      397,698
                                    ========      ========     ========

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

A summary of stock options activity for all periods follows:

                                                                         YEAR ENDED MARCH 31,
                                       ----------------------------------------------------------------------------------------
                                                   2002                           2001                            2000
                                       ----------------------------------------------------------------------------------------
                                                          WEIGHTED                      WEIGHTED                       WEIGHTED
                                                          AVERAGE                       AVERAGE                        AVERAGE
                                          OPTIONS          PRICE         OPTIONS         PRICE          OPTIONS         PRICE
                                       ----------------------------------------------------------------------------------------
Outstanding at beginning of year         1,937,143        $ 9.64       2,105,157        $ 8.98         2,592,906         $ 8.55
Granted                                    544,670          9.74          68,870         15.06            74,740          15.69
Exercised                                 (512,200)         6.71        (174,405)         6.38          (512,249)          5.71
Forfeited                                  (13,604)        16.26         (62,478)        13.06           (50,239)         16.46
                                       -----------                    ----------                      ----------
Outstanding at end of year               1,956,009         10.39       1,937,143          9.64         2,105,157           8.98
                                       ===========                    ==========                      ==========

Options exercisable at year-end          1,774,265                     1,795,809                       1,756,880
                                       ===========                    ==========                      ==========


At March 31, 2002, options for 850,490 shares were available for future grants.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices:

                                                 OPTIONS OUTSTANDING                                    EXERCISABLE OPTIONS
                                       -----------------------------------------                  -------------------------------
                                                       WEIGHTED-
                                                         AVERAGE       WEIGHTED-                                        WEIGHTED-
                                                       REMAINING         AVERAGE                                          AVERAGE
                                                     CONTRACTUAL        EXERCISE                                         EXERCISE
RANGE OF EXERCISE PRICES                   SHARES   LIFE (YEARS)           PRICE                          SHARES            PRICE
---------------------------------------------------------------------------------------------------------------------------------
$2.00 - $6.53                              805,099          2.42          $ 5.34                         805,099         $ 5.34
$8.50 - $12.99                             570,484          4.85           10.81                         570,484          10.81
$15.06 - $21.81                            580,426          7.77           16.98                         398,682          17.74
                                       -----------                                                    ----------
                                         1,956,009          4.72           10.39                       1,774,265           9.89
                                       ===========                                                    ==========

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

                                             YEAR ENDED MARCH 31,
                                 --------------------------------------------
                                    2002             2001             2000
                                 --------------------------------------------
Net Income
  As reported                    $   36,367       $   26,977       $   19,502
  Pro forma                          36,200           26,755           18,864

Earnings per share-Basic
  As reported                    $     1.59       $     1.19       $     0.80
  Pro forma                            1.58             1.18             0.77

Earnings per share-Diluted
  As reported                    $     1.55       $     1.16       $     0.78
  Pro forma                            1.54             1.15             0.75


The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2002, 2001, and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair values and related assumptions are as follows:

                                             YEAR ENDED MARCH 31,
                                 --------------------------------------------
                                    2002             2001             2000
                                 --------------------------------------------
Weighted average fair value      $     3.87       $     4.07       $     5.20
Expected volatility                   31.15%           27.00%           34.00%
Risk free interest rate                3.00%            5.25%            5.25%
Expected lives                      5 years          5 years          5 years
Dividend yield                         2.24%            1.99%            1.60%

The Corporation has two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2002 and 2000 was $23,000 and $143,000, respectively. There was no expense in fiscal 2001. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 2002, 2001, and 2000 was $420,000, $431,000 and $300,000, respectively.

NOTE 11 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

In prior years, the Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions, which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 2002, retained earnings included approximately $46,057,000 for which no provision for income tax has been made. Income taxes of approximately $18,485,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision for income taxes consists of the following (in thousands):

                                                          YEAR ENDED MARCH 31,
                                                   2002            2001           2000
                                                 ----------------------------------------
Current:
 Federal                                         $ 16,632        $ 14,377        $ 13,089
 State                                               (233)             80           1,854
                                                 --------        --------        --------
                                                   16,399          14,457          14,943

Deferred:
 Federal                                            3,061             177             547
 State                                              1,019              48             106
                                                 --------        --------        --------
                                                    4,080             225             653
                                                 --------        --------        --------
Total IncomeTax Expense                          $ 20,479        $ 14,682        $ 15,596
                                                 ========        ========        ========


The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                                          YEAR ENDED MARCH 31,
                                                   2002            2001           2000
                                                 ----------------------------------------
Income before income taxes                       $ 56,846        $ 41,659        $ 35,098
                                                 ========        ========        ========

Income tax expense at federal statutory
 rate of 35%                                     $ 19,896        $ 14,581        $ 12,284
State income taxes, net of federal income
 tax benefits                                         510              83           1,274
Nondeductible merger and acquisition costs             --              --             980
Nondeductible Goodwill amortization                    --              --             617
Increase in valuation allowance                        63             163              36
Other                                                  10            (145)            405
                                                 --------        --------        --------
 Income tax provision                            $ 20,479        $ 14,682        $ 15,596
                                                 ========        ========        ========


Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):

                                                                        AT MARCH 31,
                                                            2002            2001            2000
                                                          ----------------------------------------
Deferred tax assets:
 Allowances for loan losses                               $ 12,556        $  9,375        $  8,857
 Other                                                       7,685           4,207           3,698
                                                          --------        --------        --------
  Total deferred tax assets                                 20,241          13,582          12,555
 Valuation allowance                                          (336)           (273)           (110)
                                                          --------        --------        --------
  Adjusted deferred tax assets                              19,905          13,309          12,445

Deferred tax liabilities:
 FHLB stock dividends                                       (3,307)         (1,773)           (657)
 Excess servicing                                           (4,676)         (3,120)         (2,832)
 Other                                                      (2,565)           (869)         (1,169)
                                                          --------        --------        --------
  Total deferred tax liabilities                           (10,548)         (5,762)         (4,658)
                                                          --------        --------        --------

  Net deferred tax assets before effect of
  unrealized gains on available for sale securities          9,357           7,547           7,787
                                                          --------        --------        --------

  Tax effect of net unrealized gains/(losses)
  on available for sale securities                          (1,505)         (1,302)          1,195
                                                          --------        --------        --------

   Net deferred tax assets                                $  7,852        $  6,245        $  8,982
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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                                              MARCH 31,
                                                        ----------------------------------------------------
                                                               2002                             2001
                                                        ----------------------------------------------------
Commitments to extend credit:
  Fixed rate                                                       $ 35,907                        $ 34,803
  Adjustable rate                                                    74,878                          55,767
Unused lines of credit:
  Home equity                                                        68,756                          39,963
  Credit cards                                                       34,807                          35,246
  Commercial                                                         72,136                          41,040
Letters of credit                                                    24,968                          29,308
Loans sold with recourse                                                518                           1,087
Credit enhancement under the Federal
 Home Loan Bank of Chicago Mortgage
 Partnership Finance Program                                          7,118                           6,202
Real estate investment segment borrowings                             9,390                          11,654


Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago
(FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totalled $46,520,000 and $17,622,000 at March 31, 2002 and 2001, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2001 and 2000 amounted to $90,223,000 and $81,800,000, respectively.

The Corporation participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Corporation enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Corporation receives an agency fee reported as a component of gain on sale of loans. The Corporation had firm commitments outstanding to deliver loans through the Program of $7.1 million at March 31, 2002. Once delivered to the Program, the Corporation provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2002 and 2001.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):


                                                                           MARCH 31,
                                                  ------------------------------------------------------------
                                                                2002                            2001
                                                  -------------------------------------------------------------
                                                    CARRYING           FAIR          CARRYING           FAIR
                                                     AMOUNT           VALUE           AMOUNT           VALUE
                                                  -------------------------------------------------------------
Financial assets:
Cash equivalents                                  $  261,676       $  261,676       $  105,042       $  105,042
 Investment securities                                73,740           73,890           56,129           56,312
 Mortgage-related securities                         285,586          286,623          379,159          381,637
Loans held for sale                                   46,520           46,520           17,622           17,622
Loans receivable                                   2,627,248        2,739,858        2,414,976        2,316,031
Mortgage servicing rights                             13,150           13,150            8,784            8,784
Federal Home Loan Bank stock                          53,316           53,316           37,985           37,985
Accrued interest receivable                           19,918           19,918           20,862           20,862

Financial liabilities:
Deposits                                           2,553,987        2,312,541        2,119,320        1,939,906
Federal Home Loan Bank and other borrowings          621,590          631,329          712,650          700,665
Reverse repurchase agreements                             --               --           27,948           27,917
Accrued interest payable--borrowings                   2,512            2,512            3,954            3,954


NOTE 14 -- CONDENSED PARENT ONLY FINANCIAL INFORMATION

The following represents the unconsolidated financial information of the
Corporation:



CONDENSED BALANCE SHEETS

                                                     MARCH 31,
                                                -------------------
                                                  2002       2001
                                                -------------------
                                                   (In Thousands)
Assets
Cash and cash equivalents                       $    431   $    177
Investment in subsidiaries                       279,846    205,434
Securities available for sale                      5,235      9,676
Loans receivable from non-bank subsidiaries       32,670     29,558
Other                                              4,770      7,339
                                                --------   --------
  Total assets                                  $322,952   $252,184
                                                ========   ========

LIABILITIES
Loans payable                                   $ 42,700   $ 30,100
Other liabilities                                  2,740      2,472
                                                --------   --------
  Total liabilities                               45,440     32,572

STOCKHOLDERS' EQUITY
   Total stockholders' equity                    277,512    219,612
                                                --------   --------
   Total liabilities and stockholders' equity   $322,952   $252,184
                                                ========   ========

CONDENSED STATEMENTS OF INCOME

                                               YEAR ENDED MARCH 31,
                                         --------------------------------
                                           2002        2001         2000
                                         --------------------------------
                                                  (In Thousands)

Interest income                          $  1,787    $  3,086    $  2,639
Interest expense                            1,441       1,699         647
                                         --------    --------    --------
  Net interest income                         346       1,387       1,992
Equity in net income from subsidiaries     36,830      26,601      18,968
Non-interest income                           310        (219)        308
                                         --------    --------    --------
                                           37,486      27,769      21,268
Non-interest expense                        1,429         540       1,195
                                         --------    --------    --------
  Income before income taxes               36,057      27,229      20,073
Income taxes                                 (310)        252         571
                                         --------    --------    --------
  Net income                             $ 36,367    $ 26,977    $ 19,502
                                         ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED MARCH 31,
                                                                         --------------------------------
                                                                            2002        2001       2000
                                                                         --------------------------------
                                                                                 (In Thousands)
OPERATING ACTIVITIES
 Net income                                                              $ 36,367    $ 26,977    $ 19,502
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Equity in net income of subsidiaries                                     (36,830)    (26,601)    (18,968)
 Other                                                                      3,705      (1,876)     (2,553)
                                                                         --------    --------    --------
  Net cash provided (used) by operating activities                          3,242      (1,500)     (2,019)

INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                             --          --         162
 Proceeds from sales of investment securities available for sale            1,112       1,247       3,800
 Purchase of investment securities available for sale                        (400)       (678)     (3,810)
 Proceeds from sales of mortgage-related securities available for sale      3,969          --          --
 Principal collected on mortgage-backed securities                             --          --           2
 Net increase in loans receivable from non-bank subsidiaries               (3,194)     (5,093)     (1,834)
 Dividends from Bank subsidiary                                             5,000      18,700      18,000
 Cash paid to purchase Ledger Capital Corp                                 (3,318)         --          --
 Other                                                                         --        (380)      1,553
                                                                         --------    --------    --------
  Net cash provided by investing activities                                 3,169      13,796      17,873

FINANCING ACTIVITIES
 Increase in loans payable                                                 12,600      14,700       2,600
 Purchase of treasury stock                                               (16,816)    (24,605)    (21,403)
 Exercise of stock options                                                  3,436       1,709       1,758
 Purchase of stock by retirement plans                                      2,087       1,247         548
 Cash dividend paid                                                        (7,464)     (6,867)     (5,931)
 Repayment of ESOP borrowings                                                  --          --         689
                                                                         --------    --------    --------
  Net cash used by financing activities                                    (6,157)    (13,816)    (21,739)
                                                                         --------    --------    --------
  Increase (decrease) in cash and cash equivalents                            254      (1,520)     (5,885)
 Cash and cash equivalents at beginning of year                               177       1,697       7,582
                                                                         --------    --------    --------
  Cash and cash equivalents at end of year                               $    431    $    177    $  1,697
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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the years ended March 31, 2002, 2001, and 2000, respectively (in thousands).

                                                                                        YEAR ENDED MARCH 31, 2002
                                                                -----------------------------------------------------------------

                                                                                                                     CONSOLIDATED
                                                               REAL ESTATE      COMMUNITY         INTERSEGMENT        FINANCIAL
                                                               INVESTMENTS       BANKING          ELIMINATIONS        STATEMENTS
                                                               ----------      ----------         ------------       -----------

Interest income                                                $      185      $  225,701          $     (185)         $  225,701
Interest expense                                                      447         128,454                (447)            128,454
                                                               ----------      ----------          ----------          ----------
  Net interest income (loss)                                         (262)         97,247                 262              97,247
Provision for loan losses                                              --           2,485                  --               2,485
                                                               ----------      ----------          ----------          ----------
  Net interest income (loss) after provision for loan losses         (262)         94,762                 262              94,762
Other income                                                       20,599          21,282             (20,266)             21,615
Other expense                                                      20,004          59,531             (20,004)             59,531
                                                               ----------      ----------          ----------          ----------
  Income before income taxes                                          333          56,513                  --              56,846
Income tax expense (benefit)                                         (642)         21,121                  --              20,479
                                                               ----------      ----------          ----------          ----------
  Net income                                                   $      975      $   35,392          $       --          $   36,367
                                                               ==========      ==========          ==========          ==========

Total Assets                                                   $   46,986      $3,460,090          $       --          $3,507,076

                                                                                    YEAR ENDED MARCH 31, 2001
                                                           -------------------------------------------------------------------------

                                                                                                                     CONSOLIDATED
                                                           REAL ESTATE          COMMUNITY         INTERSEGMENT        FINANCIAL
                                                           INVESTMENTS           BANKING          ELIMINATIONS        STATEMENTS
                                                           --------------      ----------       ---------------     --------------

Interest income                                            $          351      $  228,647       $          (351)    $      228,647
Interest expense                                                      314         148,096                  (314)           148,096
                                                           --------------      ----------       ---------------     --------------
  Net interest income                                                  37          80,551                   (37)            80,551
Provision for loan losses                                              --             945                    --                945
                                                           --------------      ----------       ---------------     --------------
  Net interest income after provision for loan losses                  37          79,606                   (37)            79,606
Other income                                                       13,938          15,526               (15,961)            13,503
Other expense                                                      15,998          51,450               (15,998)            51,450
                                                           --------------      ----------       ---------------     --------------
  Income (loss) before income taxes                                (2,023)         43,682                     0             41,659
Income tax expense (benefit)                                       (1,625)         16,307                    --             14,682
                                                           --------------      ----------       ---------------     --------------
  Net income (loss)                                        $         (398)     $   27,375       $            --     $       26,977
                                                           ==============      ==========       ===============     ==============

Total Assets                                               $       48,658      $3,078,816       $            --     $    3,127,474

                                                                                     YEAR ENDED MARCH 31, 2000
                                                           ------------------------------------------------------------------------

                                                                                                                    CONSOLIDATED
                                                             REAL ESTATE        COMMUNITY       INTERSEGMENT         FINANCIAL
                                                             INVESTMENTS         BANKING        ELIMINATIONS         STATEMENTS
                                                           --------------      -----------     --------------      -------------

Interest income                                            $        2,540      $   202,594     $       (2,540)     $     202,594
Interest expense                                                        0          119,393                  0            119,393
                                                           --------------      -----------     --------------      -------------
  Net interest income                                               2,540           83,201             (2,540)            83,201
Provision for loan losses                                               0            1,306                  0              1,306
                                                           --------------      -----------     --------------      -------------
  Net interest income after provision for loan losses               2,540           81,895             (2,540)            81,895
Other income                                                         (992)          12,891              2,491             14,390
Other expense                                                          49           61,187                (49)            61,187
                                                           --------------      -----------     --------------      -------------
  Income before income taxes                                        1,499           33,599                  0             35,098
Income tax expense (benefit)                                         (166)          15,762                  0             15,596
                                                           --------------      -----------     --------------      -------------
  Net income                                               $        1,665      $    17,837     $           --      $      19,502
                                                           ==============      ===========     ==============      =============

Total Assets                                               $       34,063      $ 2,877,089     $           --      $   2,911,152

NOTE 16 -- EARNINGS PER SHARE

The computation of earnings per share for fiscal years 2002, 2001, and 2000 is as follows:


                                                        TWELVE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------
                                                     2002           2001          2000
                                                  ---------------------------------------
Numerator:

       Net income                                 $36,366,934   $26,977,014   $19,501,869
                                                  -----------   -----------   -----------
       Numerator for basic and diluted earnings
         per share--income available to common
         stockholders                             $36,366,934   $26,977,014   $19,501,869

Denominator:
       Denominator for basic earnings per
         share--weighted-average common
         shares outstanding                        22,852,144    22,646,701    24,364,065
       Effect of dilutive securities:
         Employee stock options                       593,423       561,132       795,884
         Management Recognition Plans                  17,300            --            --
       Denominator for diluted earnings per
         share--adjusted weighted-average
                                                  -----------   -----------   -----------
         common shares and assumed conversions     23,462,867    23,207,833    25,159,949
                                                  ===========   ===========   ===========
Basic earnings per share                          $      1.59   $      1.19   $      0.80
                                                  ===========   ===========   ===========
Diluted earnings per share                        $      1.55   $      1.16   $      0.78
                                                  ===========   ===========   ===========

                Report Of Ernst & Young LLP, Independent Auditors





Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.


We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor BanCorp Wisconsin Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting standards generally accepted in the United States.







/s/   Ernst & Young LLP



Milwaukee, Wisconsin
May 24, 2002

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

 /s/    Douglas J. Timmerman

Douglas J. Timmerman
President and Chief Executive Officer

 /s/   Michael W. Helser

Michael W. Helser
Treasurer and Chief Financial Officer

 /s/   Holly Cremer Berkenstadt

Holly Cremer Berkenstadt
Audit Committee

/s/   Greg M. Larson

Greg M. Larson
Audit Committee

/s/   Donald D. Parker

Donald D. Parker
Audit Committee


May  24, 2002

QUARTERLY FINANCIAL INFORMATION

                              MAR 31,   DEC 31,   SEP 30,   JUN 30,   MAR 31,   DEC 31,   SEP 30,   JUN 30,
                               2002      2001      2001      2001      2001      2000      2000      2000
                              -------   -------   -------   -------   -------   -------   -------   -------
                                                (In Thousands, Except Per Share Data)
Interest income:
Loans                         $49,119   $50,205   $48,597   $48,950   $49,814   $51,416   $49,893   $47,359
Securities and other            6,864     6,943     7,249     7,774     8,549     7,524     7,077     7,062
                              -------   -------   -------   -------   -------   -------   -------   -------
 Total interest income         55,983    57,148    55,846    56,724    58,363    58,940    56,970    54,421
Interest expense:
Deposits                       21,141    23,125    23,997    24,900    25,815    26,319    23,448    21,858
Borrowings and other            7,459     8,236     8,995    10,601    12,189    12,845    13,679    11,982
                              -------   -------   -------   -------   -------   -------   -------   -------
 Total interest expense        28,600    31,361    32,992    35,501    38,004    39,164    37,127    33,840
                              -------   -------   -------   -------   -------   -------   -------   -------
 Net interest income           27,383    25,787    22,854    21,223    20,359    19,776    19,843    20,581
Provision for loan losses       1,575       150       550       210       450       150       160       185
                              -------   -------   -------   -------   -------   -------   -------   -------
 Net interest income after
  provision for loan losses    25,808    25,637    22,304    21,013    19,909    19,626    19,683    20,396

Service charges on deposits     1,597     1,706     1,604     1,559     1,414     1,512     1,438     1,400
Gain on sale of loans           3,199     2,347     1,624     1,691       868       609     1,208       360
Other non-interest income       2,261       379     1,879     1,769     1,208       957       911     1,610
                              -------   -------   -------   -------   -------   -------   -------   -------
 Total non-interest income      7,057     4,432     5,107     5,019     3,490     3,078     3,557     3,370

Compensation                    8,346     8,407     8,138     7,663     7,117     7,210     6,921     7,194
Other non-interest expense      7,304     7,385     6,255     6,033     5,909     5,682     5,916     5,501
                              -------   -------   -------   -------   -------   -------   -------   -------
 Total non-interest expense    15,650    15,792    14,393    13,696    13,026    12,892    12,837    12,695
                              -------   -------   -------   -------   -------   -------   -------   -------
 Income before income taxes    17,215    14,277    13,018    12,336    10,373     9,812    10,403    11,071
Income taxes                    5,812     5,463     4,779     4,425     3,429     3,345     3,822     4,086
                              -------   -------   -------   -------   -------   -------   -------   -------
    Net income                $11,403   $ 8,814   $ 8,239   $ 7,911   $ 6,944   $ 6,467   $ 6,581   $ 6,985
                              =======   =======   =======   =======   =======   =======   =======   =======

Earnings Per Share:
  Basic                       $  0.47   $  0.38   $  0.38   $  0.36   $  0.31   $  0.29   $  0.29   $  0.30
  Diluted                        0.46      0.37      0.37      0.35      0.31      0.28      0.28      0.29




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 8 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2002.
..

ITEM 11.  EXECUTIVE COMPENSATION

           The information relating to executive compensation is incorporated herein by reference to pages 13 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 9 to 12 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information relating to certain relationships and related transactions is incorporated herein by reference to pages 23 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 23, 2002.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

           The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated May 24, 2002 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

           Consolidated Balance Sheets at March 31, 2002 and 2001.

           Consolidated Statements of Income for each year in the three-year period ended March 31, 2002.

           Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 2002.

           Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2002.

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

(a)(3)  EXHIBITS
           The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

           EXHIBIT NO. 3.  CERTIFICATE OF INCORPORATION AND BYLAWS:

                   3.1 Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended to date including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 from Registrant's Form 10-K for the year ended March 31, 2001).

                   3.2         Bylaws of Anchor BanCorp Wisconsin Inc.
                               (incorporated by reference to Exhibit 3.2 of Registrant's Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536 ("Form S-1")).


           EXHIBIT NO. 4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS:

                   4 Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant's Form S-1).

           EXHIBIT NO. 10.  MATERIAL CONTRACTS:

                   10.1 Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant's Form S-1).

                   10.2 Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant's Form S-1).

                   10.3 Anchor BanCorp Wisconsin Inc. 1992 Director's Stock Option Plan (incorporated by reference to
                               Exhibit 10.3 of Registrant's Form S-1).

                   10.4 Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to the Registrant's proxy statement filed on June 29, 2001).

                   10.5 Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant's Form S-1).

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

                   10.20 2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant's proxy statement filed on June 29,
                               2001).

The Corporation's management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.20 above.

       EXHIBIT NO. 11.  COMPUTATION OF EARNINGS PER SHARE:

                   Refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8.

       EXHIBIT NO. 21.  SUBSIDIARIES OF THE REGISTRANT:

                   Subsidiary information is incorporated by reference to "Part I, Item 1, Business-General" and "Part I, Item 1, Business-Subsidiaries."

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

                                 ANCHOR BANCORP WISCONSIN INC.


                                 By:  /s/     Douglas J. Timmerman
                                      ------------------------------------------
                                      Douglas J. Timmerman
                                      Chairman of the Board, President and Chief
                                      Executive Officer

                                 Date:  May 31, 2002


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


By: /s/   Douglas J. Timmerman        By: /s/    Michael W. Helser
    --------------------------------      ----------------------------------
    Douglas J. Timmerman                  Michael W. Helser
    Chairman of the Board, President      Treasurer and Chief Financial Officer
    and Chief Executive Officer           (principal financial and
    (principal executive officer)         accounting officer)
    Date:  May 31, 2002                   Date:  May 31, 2002

By:   /s/  Donald D. Kropidlowski          By:  /s/  Greg M. Larson
      ---------------------------------         -------------------------------
      Donald D. Kropidlowski                    Greg M. Larson
      Director                                  Director
      Date:  May 31, 2002                       Date:  May 31, 2002



By:   /s/  Richard A. Bergstrom            By:   /s/  Pat Richter
      ---------------------------------          ------------------------------
      Richard A. Bergstrom                       Pat Richter
      Director                                   Director
      Date:  May 31, 2002                        Date:  May 31, 2002



By:   /s/  Bruce A. Robertson              By:   /s/  Holly Cremer Berkenstadt
      ---------------------------------          ------------------------------
      Bruce A. Robertson                         Holly Cremer Berkenstadt
      Director                                   Director
      Date:  May 31, 2002                        Date:  May 31, 2002



                        By:  /s/  Donald D. Parker
                             ----------------------------
                             Donald D. Parker
                             Director
                             Date:  May 31, 2002