Form 10-Q
period 2002-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2002-08-14
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                     ----------------  -------------------

                         COMMISSION FILE NUMBER 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Wisconsin                                       39-1726871
        ------------                                     ------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                53703
       ---------------------                              -------
(Address of principal executive office)                  (ZIP CODE)


                                 (608) 252-8700
                                ----------------
               Registrant's telephone number, including area code

                                 Not Applicable
                              -------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                      Class: Common stock -- $.10 Par Value


          Number of shares outstanding as of July 31, 2002: 24,994,720

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------
         Item 1       Financial Statements (Unaudited)

                      Consolidated Balance Sheets as of June 30, 2002
                              and March 31, 2002                                                              2

                      Consolidated Statements of Income for the Three
                              Months Ended June 30, 2002 and 2001                                             3

                              Consolidated Statements of Cash Flows for the Three Months
                              Ended June 30, 2002 and 2001                                                    4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                           9

                              Financial Condition                                                            13

                              Asset Quality                                                                  14

                              Liquidity & Capital Resources                                                  16

                              Asset/Liability Management                                                     18

                              Segment Reporting                                                              19

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             21


PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      21
         Item 2       Changes in Securities and Use of Proceeds                                              21
         Item 3       Defaults upon Senior Securities                                                        21
         Item 4       Submission of Matters to a Vote of Security Holders                                    22
         Item 5       Other Information                                                                      22
         Item 6       Exhibits and Reports on Form 8-K                                                       22

SIGNATURES                                                                                                   25

                                       I

                           CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      JUNE 30,            MARCH 31,
                                                                                        2002                2002
                                                                                    ----------------------------------
                                                                                    (In Thousands, Except Share Data)
ASSETS
Cash                                                                                 $    72,939          $    57,568
Interest-bearing deposits                                                                129,135              204,108
                                                                                     -----------          -----------
  Cash and cash equivalents                                                              202,074              261,676
Investment securities available for sale                                                 109,496               65,993
Investment securities held to maturity (fair value of $6,907 and
  $7,897, respectively)                                                                    6,747                7,747
Mortgage-related securities available for sale                                           135,517              145,293
Mortgage-related securities held to maturity (fair value of $135,280
  and $141,330, respectively)                                                            130,167              140,293
Loans receivable, net:
  Held for sale                                                                           21,406               46,520
  Held for investment                                                                  2,666,657            2,627,248
Foreclosed properties and repossessed assets, net                                          1,462                1,475
Real estate held for development and sale                                                 46,486               46,986
Office properties and equipment                                                           30,854               31,132
Federal Home Loan Bank stock--at cost                                                     53,973               53,316
Accrued interest on investments and loans                                                 19,756               19,918
Prepaid expenses and other assets                                                         49,023               59,479
                                                                                     -----------          -----------
     Total assets                                                                    $ 3,473,618          $ 3,507,076
                                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                             $ 2,509,203          $ 2,553,987
Federal Home Loan Bank and other borrowings                                              613,961              621,590
Reverse repurchase agreements                                                              7,964                   --
Advance payments by borrowers for taxes and insurance                                     14,498                7,838
Other liabilities                                                                         39,683               46,149
                                                                                     -----------          -----------
     Total liabilities                                                                 3,185,309            3,229,564
                                                                                     -----------          -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                 --                   --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 25,011,687 and 24,950,258 shares outstanding,
 respectively                                                                              2,536                2,536
Additional paid-in capital                                                                62,305               61,735
Retained earnings                                                                        225,795              218,149
Accumulated other comprehensive income                                                     4,487                2,473
Treasury stock (351,652 shares and 413,081 shares,
 respectively), at cost                                                                   (5,788)              (6,324)
Common stock purchased by benefit plans                                                   (1,026)              (1,057)
                                                                                     -----------          -----------
     Total stockholders' equity                                                          288,309              277,512
                                                                                     -----------          -----------
     Total liabilities and stockholders' equity                                      $ 3,473,618          $ 3,507,076
                                                                                     ===========          ===========


See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                           -------------------------------------
                                                                                2002                     2001
                                                                           -------------------------------------
                                                                           (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                          $ 48,024             $ 48,950
Mortgage-related securities                                                       4,239                5,710
Investment securities                                                             1,581                1,462
Interest-bearing deposits                                                           604                  602
                                                                               --------             --------
  Total interest income                                                          54,448               56,724

INTEREST EXPENSE:
Deposits                                                                         18,357               24,900
Notes payable and other borrowings                                                7,224               10,493
Other                                                                                85                  108
                                                                               --------             --------
  Total interest expense                                                         25,666               35,501
                                                                               --------             --------
  Net interest income                                                            28,782               21,223
Provision for loan losses                                                           450                  210
                                                                               --------             --------
  Net interest income after provision for loan losses                            28,332               21,013

NON-INTEREST INCOME:
Loan servicing income (loss)                                                        652                  (85)
Service charges on deposits                                                       1,698                1,559
Insurance commissions                                                               631                  325
Gain on sale of loans                                                             1,841                1,691
Net gain on sale of investments and mortgage-related securities                      89                  553
Net income from operations of real estate investments                               102                  159
Other                                                                               414                  817
                                                                               --------             --------
  Total non-interest income                                                       5,427                5,019

NON-INTEREST EXPENSE:
Compensation                                                                      9,208                7,663
Occupancy                                                                         1,362                1,051
Furniture and equipment                                                           1,131                1,021
Data processing                                                                   1,348                1,102
Marketing                                                                           714                  614
Federal insurance premiums                                                          114                   99
Other                                                                             2,720                2,146
                                                                               --------             --------
  Total non-interest expense                                                     16,597               13,696
                                                                               --------             --------
  Income before income taxes                                                     17,162               12,336
Income taxes                                                                      6,387                4,425
                                                                               --------             --------
  Net income                                                                   $ 10,775             $  7,911
                                                                               ========             ========

Earnings per share:
  Basic                                                                        $   0.43             $   0.36
  Diluted                                                                          0.42                 0.35
Dividends declared per share                                                       0.08                 0.08

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                      ------------------------------
                                                                                         2002               2001
                                                                                      ------------------------------
                                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                            $  10,775          $   7,911
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                                   450                210
 Provision for depreciation and amortization                                               1,445                803
 Net gain on sales of loans                                                               (1,841)            (1,691)
 Amortization of stock benefit plans                                                          35                101
 Tax benefit from stock related compensation                                                 260                 --
 Decrease in accrued interest receivable                                                     162                627
 Decrease in accrued interest payable                                                     (1,939)            (1,271)
  (Decrease) increase in accounts payable                                                 (6,403)               340
 Other                                                                                    13,663             (4,358)
                                                                                       ---------          ---------
 Net cash provided by operating activities before net proceeds
  from loan sales                                                                         16,607              2,672
 Net decrease (increase) due to origination and sale of loans held for sale               25,114            (21,584)
                                                                                       ---------          ---------
  Net cash used by operating activities                                                   41,721            (18,912)

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                          10,362                373
 Proceeds from maturities of investment securities                                        92,888             60,610
 Purchase of investment securities available for sale                                   (146,545)          (112,548)
 Proceeds from sale of mortgage-related securities available for sale                      4,823             21,424
 Purchase of mortgage-related securities available for sale                               (9,132)                --
 Principal collected on mortgage-related securities                                       26,625             25,556
 Loans originated for investment                                                        (256,240)          (168,285)
 Principal repayments on loans                                                           216,831            162,723
 Net additions of office properties and equipment                                           (610)              (584)
 Investment in real estate held for development and sale                                      57             (1,531)
                                                                                       ---------          ---------
  Net cash used by investing activities                                                  (60,941)           (12,262)

                                                                                     THREE MONTHS ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                       2002               2001
                                                                                    -----------------------------
                                                                                            (IN THOUSANDS)
FINANCING ACTIVITIES
Increase (decrease) in deposit accounts                                             $ (44,784)          $  83,257
 Increase in advance payments by borrowers
   for taxes and insurance                                                              6,660               5,297
 Proceeds from notes payable to Federal Home Loan Bank                                  8,500             169,200
 Repayment of notes payable to Federal Home Loan Bank                                  (7,500)           (196,400)
 (Decrease) increase in securities sold under agreements
   to repurchase                                                                        7,964             (11,621)
  Decrease in other loans payable                                                      (8,629)             (2,811)
 Treasury stock purchased                                                              (1,537)             (1,151)
 Exercise of stock options                                                                655                  68
 Purchase of stock by retirement plans                                                    349                  73
 Payments of cash dividends to stockholders                                            (2,060)             (1,711)
                                                                                    ---------           ---------
   Net cash (used) provided by financing activities                                   (40,382)             44,201
                                                                                    ---------           ---------
   Net (decrease) increase in cash and cash equivalents                               (59,602)             13,027
 Cash and cash equivalents at beginning of period                                     261,676             105,042
                                                                                    ---------           ---------
   Cash and cash equivalents at end of period                                       $ 202,074           $ 118,069
                                                                                    =========           =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                               $  25,828           $  32,209
  Income taxes                                                                             15                  49


See accompanying Notes to Unaudited Consolidated Financial Statements

                         ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank fsb (the "Bank"), and Investment Directions, Inc. ("IDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC") and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and other less than 50% owned partnerships, which are not material, are accounted for by the equity method. Partnerships with 50% ownership or more are consolidated, with significant intercompany accounts eliminated.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included.


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2002.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2002 and 2001, total comprehensive income amounted to $12.8 million and $8.5 million, respectively.

NEW ACCOUNTING STANDARDS On April 1, 2001 the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be recorded in the statement of condition at fair value. Under SFAS No. 133, the Corporation recognizes certain contracts and commitments relating to its mortgage banking operations as derivative instruments. These contracts and commitments are for commitments to originate mortgage loans that will be held for resale and forward loan sales. Forward loan sales are entered into in an effort to reduce interest rate risk associated with making commitments to originate mortgage loans. Changes in the fair value of derivative contracts and commitments are recorded in non-interest income under gain on sale of loans. During the three-month period ended June 30, 2002, the Corporation introduced an index powered certificate of deposit product which is FDIC insured. The certificates have a five-year term with the yield based on the performance of the Standard & Poors ("S & P") 500. The Corporation entered into a contract with the FHLB that offsets such changes in the S & P 500.

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

Certain 2001 accounts have been reclassified to conform to the 2002 presentations.

NOTE 3 -- STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2002, options for 82,895 shares of common stock were exercised at a weighted-average price of $7.91 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings ($1.1 million). During the quarter ended June 30, 2002, the Corporation repurchased 72,000 shares of common stock. During the quarter, 15,534 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $20.95 per share or $330,000 in the aggregate and the gain of the market price over the cost of the treasury shares of $20,000 was credited to retained earnings. On May 15, 2002, the Corporation paid a cash dividend of $0.0825 per share, or $2.1 million in the aggregate.


NOTE 4 -- EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2002 and 2001 has been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                        -------------------------------------
                                                                           2002                      2001
                                                                        -------------------------------------
Numerator:
      Net income                                                        $10,775,201               $ 7,911,272
                                                                        -----------               -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                                    $10,775,201               $ 7,911,272

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                                               25,000,703                22,184,124
      Effect of dilutive securities:
        Employee stock options                                              685,502                   508,728
        Management Recognition Plans                                         18,462                    28,922
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                                        -----------               -----------
        common shares and assumed conversions                            25,704,667                22,721,774
                                                                        ===========               ===========
Basic earnings per share                                                $      0.43               $      0.36
                                                                        ===========               ===========
Diluted earnings per share                                              $      0.42               $      0.35
                                                                        ===========               ===========


NOTE 5 -- SUBSEQUENT EVENTS

On July 19, 2002, the Corporation declared a $0.09 per share cash dividend on its common stock to be paid on August 15, 2002 to stockholders of record on August 1, 2002.



NOTE 6 -- BUSINESS COMBINATION

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

                          ANCHOR BANCORP WISCONSIN INC.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This report contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the expressed purpose of availing itself of the protection of the safe harbor with respect to all of such forward-looking statements. These forward-looking statements describe future plans or strategies and include the Corporation's expectations of future financial results. The Corporation's ability to predict results or the effect of future plans or strategies is inherently uncertain and the Corporation can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve,
iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve Board, vii) changes in the quality or composition of the Corporation's loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows,
xi) competition, xii) demand for financial services in the Corporation's markets, and xiii) changes in accounting principles, policies or guidelines. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.


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

RESULTS OF OPERATIONS


General. Net income for the three months ended June 30, 2002 increased $2.9 million to $10.8 million from $7.9 million for the same period in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to a $7.6 million increase in net interest income, which was primarily due to a decrease in interest expense of $9.8 million. In addition, non-interest income for the three months ended June 30, 2002 increased $410,000. These increases were partially offset by a decrease in interest income of $2.3 million, an increase in non-interest expense of $2.9 million and an increase in income tax expense of $2.0 million for the three-month period.

Net Interest Income. Net interest income increased $7.6 million for the three months ended June 30, 2002 compared to the same period in 2001. The net interest margin increased to 3.52% from 2.86% for the respective three-month periods. The interest rate spread increased to 3.40% from 2.68% for the same respective periods.

Interest income on loans decreased $930,000 for the three months ended June 30, 2002 as compared to the same period in the prior year. This decrease was the result of a decrease of 84 basis points in the average yield on loans to 7.19% from 8.03%. Interest income on mortgage-related securities decreased $1.5 million for the same period due primarily to the decrease of $88.8 million in the average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $120,000 for the three-month period ended June 30, 2002 as compared to the same period in the prior year. This was primarily a result of an increase of

$65.5 million in the average balances of the investment securities for the three-month period as compared to the same period in the prior year.

Interest expense on deposits decreased $6.5 million for the three months ended June 30, 2002 as compared to the same period in 2001. This decrease was due primarily to a decrease of 178 basis points in the weighted average cost of deposits to 2.92% from 4.70% for the three-month period as compared to the same period in the prior year.Interest expense on notes payable and other borrowings decreased $3.3 million during the same period due to a decrease of $105.1 million in the average balance of notes payable and other borrowings. Other interest expense decreased $20,000 for the three months ended June 30, 2002, as compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses increased $240,000 for the three-month period ended June 30, 2002 compared to the same period for the prior year. The provision was based on management's ongoing evaluation of asset quality and losses that are inherent in the loan portfolio.

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

                                                                                Three Months Ended June 30,
                                                      ---------------------------------------------------------------------------
                                                                      2002                                   2001
                                                      ------------------------------------   ------------------------------------
                                                                                   AVERAGE                                AVERAGE
                                                        AVERAGE                     YIELD/     AVERAGE                     YIELD/
                                                        BALANCE       INTEREST     COST(1)     BALANCE       INTEREST      COST(1)
                                                      ------------------------------------   ------------------------------------
                                                                                (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                                    $2,114,956     $   37,818      7.15%   $1,882,454     $   37,239       7.91%
Consumer loans (2)                                       434,982          8,241      7.58       465,455          9,897       8.51
Commercial business loans (2)                            120,750          1,965      6.51        91,226          1,814       7.95
                                                      ----------     ----------              ----------     ----------
  Total loans receivable (2)                           2,670,688         48,024      7.19     2,439,135         48,950       8.03
Mortgage-related securities (3)                          272,031          4,239      6.23       360,821          5,710       6.33
Investment securities (3)                                117,122            908      3.10        66,902            836       5.00
Interest-bearing deposits                                157,169            604      1.54        59,653            602       4.04
Federal Home Loan Bank stock                              53,908            673      4.99        38,604            626       6.49
                                                      ----------     ----------              ----------     ----------
  Total interest-earning assets                        3,270,918         54,448      6.66     2,965,115         56,724       7.65
Non-interest-earning assets                              198,995                                159,767
                                                      ----------                             ----------
  Total assets                                        $3,469,913                             $3,124,882
                                                      ==========                             ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                       $  730,514          1,875      1.03    $  624,562          3,972       2.54
Regular passbook savings                                 175,452            453      1.03       133,786            456       1.36
Certificates of deposit                                1,612,219         16,029      3.98     1,359,366         20,472       6.02
                                                      ----------     ----------              ----------     ----------
  Total deposits                                       2,518,185         18,357      2.92     2,117,714         24,900       4.70
Notes payable and other borrowings                       621,429          7,224      4.65       726,489         10,493       5.78
Other                                                     11,772             85      2.89        10,964            108       3.94
                                                      ----------     ----------              ----------     ----------
  Total interest-bearing liabilities                   3,151,386         25,666      3.26     2,855,167         35,501       4.97
                                                                     ----------      ----                   ----------       ----
Non-interest-bearing liabilities                          34,581                                 46,756
                                                      ----------                             ----------
  Total liabilities                                    3,185,967                              2,901,923
Stockholders' equity                                     283,946                                222,959
                                                      ----------                             ----------
  Total liabilities and stockholders' equity          $3,469,913                             $3,124,882
                                                      ==========                             ==========

  Net interest income/interest rate spread                           $   28,782      3.40%                  $   21,223       2.68%
                                                                     ==========      ====                   ==========       ====
  Net interest-earning assets                         $  119,532                             $  109,948
                                                      ==========                             ==========
  Net interest margin                                                                3.52%                                   2.86%
                                                                                     ====                                    ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                  1.04                                   1.04
                                                            ====                                   ====

--------------------------------------------
(1) Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.
(3) Includes amortized cost basis of assets held and available for sale.

Non-Interest Income. Non-interest income increased $410,000 to $5.4 million for the three months ended June 30, 2002 as compared to $5.0 million for the same period in the prior year primarily due to an increase in loan servicing income of $740,000. Insurance commissions increased $310,000 for the three-month period ended June 30, 2002 as compared to the same period in the prior year due to increased sales. Gain on sale of loans increased $150,000 for the three months ended June 30, 2002 as compared to the same period in the prior year. Finally, service charges on deposit accounts increased $140,000 for the three-month period. These increases were partially offset by a decrease in net gain on sale of investments and mortgage-related securities of $460,000 for the same three-month period. In addition, other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $400,000 for the three months ended June 30, 2002 as compared to the same three-month period in the prior year. Net income from operations of real estate investments decreased $60,000 for the three months ended June 30, 2002 as compared to the same period in the prior year.

Non-Interest Expense. Non-interest expense increased $2.9 million to $16.6 million for the three months ended June 30, 2002 as compared to $13.7 million for the same period in 2001 as a result of several factors. Compensation expense increased $1.5 million for the three-month period compared to the prior period due primarily to an increase in incentive compensation resulting from increased loan production and increased employee benefits such as health insurance and employee stock option plan ("ESOP") expense. Other non-interest expense increased $570,000 for the three-month period largely due to increased postage, telephone and other miscellaneous expense. Occupancy expense increased $310,000, due largely to increased maintenance and repair expense. Data processing expense increased $250,000 for the three months ended June 30, 2002 as compared to the same period in the prior year. Furniture and equipment expense increased $110,000, marketing expense increased $100,000, and federal insurance premiums increased $20,000 during the three months ended June 30, 2002 as compared to the same period in 2001.

 Income Taxes. Income tax expense increased $2.0 million during the three months ended June 30, 2002 as compared to the same period in 2001. The effective tax rate was 37.2% for the three months ended June 30, 2002 the current year as compared to 35.9% for the three-month period last year.

FINANCIAL CONDITION



During the three months ended June 30, 2002, the Corporation's assets decreased by $33.5 million from $3.51 billion at March 31, 2002, to $3.47 billion. The majority of this decrease was attributable to a decrease in cash and cash equivalents, which was partially offset by increases in higher-yielding investment securities and loans.

Investment securities (both available for sale and held to maturity) increased $42.5 million during the three months ended June 30, 2002 as a result of purchases of $146.5 million of U.S. Government and agency securities, which were partially offset by sales and maturities of $103.3 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $19.9 million during the three months ended June 30, 2002 as a result of principal repayments and market value adjustments of $24.2 million and sales of $4.8 million. These decreases were partially offset by purchases of $9.1 million of mortgage-related securities in this three-month period. Mortgage-related securities consisted of $211.3 million of mortgage-backed securities and $54.4 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 2002.

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

Total loans (including loans held for sale) increased $14.3 million during the three months ended June 30, 2002. Activity for the period consisted of (i) originations and purchases of $459.6 million, (ii) sales of $228.4 million, and
(iii) principal repayments and other adjustments of $216.9 million.

Total liabilities decreased $44.3 million during the three months ended June 30, 2002. This decrease was due to a $44.8 million decrease in deposits during the three months ended June 30, 2002. The decrease in deposits was due primarily to decreases in certificates of deposit resulting from lower rates being offered for certificates. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $252.5 million at June 30, 2002 and generally mature within one year. FHLB advances and other borrowings decreased $7.6 million during the three months ended June 30, 2002. Reverse repurchase agreements increased $8.0 million during the three months ended June 30, 2002. Advance payments by borrowers for taxes and insurance increased $6.7 million during this same period. Other liabilities decreased $6.5 million during the three months ended June 30, 2002.

Stockholders' equity increased $10.8 million during the three months ended June 30, 2002 as a net result of (i) comprehensive income of $12.8 million (ii) stock options exercised of $1.8 million (with the excess of the cost of treasury shares over the option price ($1.1 million) charged to retained earnings), (iii) the purchase of stock by retirement plans of $330,000 (with the gain of the purchase price over the cost of the treasury shares of $20,000 credited to retained earnings), and (iv) benefit plan shares earned and related tax adjustments totaling $590,000. These increases were partially offset by (i) purchases of treasury stock of $1.5 million and (ii) cash dividends of $2.1 million.

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

Non-performing assets increased $1.8 million to $12.4 million at June 30, 2002 from $10.6 million at March 31, 2002 and increased as a percentage of total assets to 0.36% from 0.30% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                                                        AT MARCH 31,
                                                          AT JUNE 30,      ----------------------------------------
                                                            2002             2002            2001            2000
                                                          ----------       ----------------------------------------
                                                                             (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                                  $ 4,711         $ 4,505         $ 2,572         $ 2,582
 Multi-family residential                                       187             187             372               3
 Commercial real estate                                       3,334           2,212             650             126
 Construction and land                                          168             168             257              --
 Consumer                                                       848             933             499             571
 Commercial business                                          1,606           1,037             697             332
                                                            -------         -------         -------         -------
  Total non-accrual loans                                    10,853           9,042           5,047           3,614
Real estate held for development and sale                        69              74             352           1,691
Foreclosed properties and repossessed assets, net             1,462           1,475             313             272
                                                            -------         -------         -------         -------
  Total non-performing assets                               $12,384         $10,591         $ 5,712         $ 5,577
                                                            =======         =======         =======         =======

Performing troubled debt restructurings                     $ 2,448         $   403         $   300         $   144
                                                            =======         =======         =======         =======

Total non-accrual loans to total loans                         0.39%           0.32%           0.20%           0.15%
Total non-performing assets to total assets                    0.36            0.30            0.18            0.19
Allowance for loan losses to total loans                       1.10            1.09            0.94            1.00
Allowance for loan losses to total
 non-accrual loans                                           284.23          346.04          477.04          675.26
Allowance for loan and foreclosure losses
 to total non-performing assets                              254.80          300.05          422.16          439.63



Non-accrual loans increased $1.8 million during the three months ended June 30, 2002. The increase was largely attributable to two commercial loans. One loan was a $870,000 commercial real estate loan secured by industrial property located in Cudahy, Wisconsin. The other loan was a $460,000 commercial business loan secured by assets of a trucking company located in Shawano, Wisconsin. At June 30, 2002, there was one non-accrual commercial real estate loan with a carrying value greater than $1.0 million. This loan is a loan participation which is secured by a 161 unit motel located in Schiller Park, Illinois, and had a carrying value of $1.5 million at June 30, 2002. The original loan was for $13.1 million, of which the Bank is an 11.5% participant.

Non-performing real estate held for development and sale remained relatively constant for the three months ended June 30, 2002.

Foreclosed properties and repossessed assets remained relatively constant for the three months ended June 30, 2002. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at June 30, 2002.

Performing troubled debt restructurings increased $2.0 million during the three months ended June 30, 2002. This increase was attributable to a commercial real estate property secured by a 182 room lodge located in Sonoma, California, with a carrying value of $2.0 million.

At June 30, 2002, assets that the Corporation has classified as substandard, net of reserves, consisted of $25.5 million of loans and foreclosed properties. As of March 31, 2002, substandard assets amounted to $24.7 million. The increase of $800,000 in substandard assets was not primarily attributable to a specific loan.

A summary of the details regarding impaired loans follows (in thousands):

                                          AT JUNE 30,                         AT MARCH 31,
                                          ----------          ---------------------------------------------
                                             2002              2002               2001               2000
                                          ---------           ---------------------------------------------
Impaired loans with valuation
  reserve required                         $11,466            $11,467            $   964            $ 5,637

Less:
  Specific valuation allowance               4,192              4,240                615                952
                                           -------            -------            -------            -------

Total impaired loans                       $ 7,274            $ 7,227            $   349            $ 4,685
                                           =======            =======            =======            =======

Average impaired loans                     $11,466            $ 6,216            $ 3,301            $ 5,731

Interest income recognized
  on impaired loans                        $   117            $   740            $    43            $   431


The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                                     AT MARCH 31,
                                AT JUNE 30,       ---------------------------------------------------
                                   2002             2002                 2001                  2000
                                ----------        ---------------------------------------------------
                                                          (In Thousands)

30 to 59 days                     $ 9,698         $17,647               $ 7,141               $ 3,224
60 to 89 days                       7,808           2,671                   716                   903
                                  -------         -------               -------               -------
    Total                         $17,506         $20,318               $ 7,857               $ 4,127
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

A summary of the activity in the allowance for losses on loans follows:

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                 ---------------------------
                                                                   2002              2001
                                                                 ---------------------------
                                                                   (Dollars In Thousands)
Allowance at beginning of period                                 $ 31,065           $ 24,076
Charge-offs:
  Mortgage                                                           (337)              (138)
  Consumer                                                            (75)              (211)
  Commercial business                                                (319)               (69)
                                                                 --------           --------
     Total charge-offs                                               (731)              (418)
Recoveries:
  Mortgage                                                              2                  1
  Consumer                                                             13                 14
  Commercial business                                                  49                 41
                                                                 --------           --------
     Total recoveries                                                  64                 56
                                                                 --------           --------
     Net charge-offs                                                 (667)              (362)
                                                                 --------           --------
Provision                                                             450                210
                                                                 --------           --------
Allowance at end of period                                       $ 30,848           $ 23,924
                                                                 ========           ========

Net recoveries (charge-offs) to
 average loans                                                      (0.10)%            (0.06)%
                                                                 ========           ========


Although management believes that the June 30, 2002 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 2002, the Corporation had outstanding commitments to originate loans of $147.0 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $204.6 million and loans sold with recourse to the Corporation in the event of default by the borrower of $433,000. The Corporation had sold loans with recourse in the amount of $7.2 million through the FHLB Mortgage Partnership Finance Program at June 30, 2002. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2002 amounted to $987.6 million and scheduled maturities of FHLB advances during the same period totaled $181.4 million. At June 30, 2002, the Corporation also had $8.0 million of reverse repurchase agreements, all of which are scheduled to mature during the twelve months following June 30, 2002. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended June 30, 2002, the Bank's average liquidity ratio was 17.26%, which was substantially in excess of applicable requirements.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 2002 and March 31, 2002 (dollars in thousands):

                                                                                                    MINIMUM REQUIRED
                                                                        MINIMUM REQUIRED              TO BE WELL
                                                                           FOR CAPITAL              CAPITALIZED UNDER
                                                 ACTUAL                 ADEQUACY PURPOSES           OTS REQUIREMENTS
                                       -------------------------------------------------------------------------------
                                        AMOUNT            RATIO       AMOUNT           RATIO       AMOUNT       RATIO
                                       -------------------------------------------------------------------------------
As of June 30, 2002:
Tier 1 capital
  (to adjusted tangible assets)        $251,879            7.41%     $101,928           3.00%     $169,880       5.00%
Risk-based capital
  (to risk-based assets)                278,549           11.45       194,650           8.00       243,313       10.00
Tangible capital
  (to tangible assets)                  251,879            7.41        50,964           1.50           N/A         N/A

AS OF MARCH 31, 2002:
Tier 1 capital
  (to adjusted tangible assets)        $250,688            7.31%     $102,903           3.00%     $171,505       5.00%
Risk-based capital
  (to risk-based assets)                277,528           11.01       201,613           8.00       252,016       10.00
Tangible capital
  (to tangible assets)                  250,688            7.31        51,451           1.50           N/A         N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at June 30, 2002 and March 31, 2002 (dollars in thousands):

                                                                          JUNE 30,               MARCH 31,
                                                                         ---------------------------------
                                                                            2002                   2002
                                                                         ---------------------------------
Stockholders' equity of the Corporation                                  $ 288,309               $ 277,512
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                              (8,739)                   (523)
                                                                         ---------               ---------
Stockholders' equity of the Bank                                           279,570                 276,989
Less: Intangible assets and other non-includable assets                    (27,691)                (26,301)
                                                                         ---------               ---------
Tier 1 and tangible capital                                                251,879                 250,688
Plus: Allowable general valuation allowances                                26,670                  26,840
                                                                         ---------               ---------
Risk based capital                                                       $ 278,549               $ 277,528
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at June 30, 2002 has not changed materially since March 31, 2002.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three months ended June 30, 2002 and 2001, respectively.

                                                                                THREE MONTHS ENDED JUNE 30, 2002
                                                                   -----------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                   REAL ESTATE       COMMUNITY    INTERSEGMENT      FINANCIAL
                                                                   INVESTMENTS        BANKING     ELIMINATIONS     STATEMENTS
                                                                   -----------      ----------    ------------    ------------
Interest income                                                     $       30      $   54,448     $      (30)     $   54,448
Interest expense                                                            83          25,666            (83)         25,666
                                                                    ----------      ----------     ----------      ----------
  Net interest income (loss)                                               (53)         28,782             53          28,782
Provision for loan losses                                                   --             450             --             450
                                                                    ----------      ----------     ----------      ----------
  Net interest income (loss) after provision for loan losses               (53)         28,332             53          28,332
Other income                                                             4,392           5,325         (4,290)          5,427
Other expense                                                            4,237          16,597         (4,237)         16,597
                                                                    ----------      ----------     ----------      ----------
  Income before income taxes                                               102          17,060             --          17,162
Income tax expense (benefit)                                               (86)          6,473             --           6,387
                                                                    ----------      ----------     ----------      ----------
  Net income                                                        $      188      $   10,587     $       --      $   10,775
                                                                    ==========      ==========     ==========      ==========

Total assets                                                        $   39,735      $3,433,883     $       --      $3,473,618

                                                                                   THREE MONTHS ENDED JUNE 30, 2001
                                                                   ------------------------------------------------------------
                                                                                                                   CONSOLIDATED
                                                                   REAL ESTATE       COMMUNITY     INTERSEGMENT     FINANCIAL
                                                                   INVESTMENTS        BANKING      ELIMINATIONS     STATEMENTS
                                                                   -----------      ----------     ------------     ----------
Interest income                                                     $      414      $   56,724      $     (414)     $   56,724
Interest expense                                                            18          35,501             (18)         35,501
                                                                    ----------      ----------      ----------      ----------
  Net interest income                                                      396          21,223            (396)         21,223
Provision for loan losses                                                   --             210              --             210
                                                                    ----------      ----------      ----------      ----------
  Net interest income after provision for loan losses                      396          21,013            (396)         21,013
Other income                                                             2,822           4,860          (2,663)          5,019
Other expense                                                            3,059          13,696          (3,059)         13,696
                                                                    ----------      ----------      ----------      ----------
  Income before income taxes                                               159          12,177              --          12,336
Income tax expense (benefit)                                              (134)          4,559              --           4,425
                                                                    ----------      ----------      ----------      ----------
  Net income                                                        $      293      $    7,618      $       --      $    7,911
                                                                    ==========      ==========      ==========      ==========

Total assets                                                        $   42,127      $3,138,101      $       --      $3,180,228

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Corporation's market rate risk has not materially changed from March 31, 2002. See the Corporation's Annual Report on Form 10-K for the year ended March 31, 2002.



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

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders was held on July 23, 2002. There were 25,015,462 shares of common stock that could be voted, and 22,277,689 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon. There were no broker non-votes at the meeting.

                                                                    NUMBER OF VOTES
                                                        --------------------------------------
                                                           FOR                        WITHHELD
                                                        -----------                   --------
 Election of Directors for three-year terms
   expiring in 2005:
      Richard A Bergstrom                               21,818,063                     459,626
      Donald D. Parker                                  22,073,417                     204,272
      James D. Smessaert                                22,044,269                     233,420

                                                           FOR                        WITHHELD
                                                        ----------                    --------
 Election of Directors for two-year terms
   expiring in 2004:
      David L. Omachinski                               22,084,729                     192,960
      Pat Richter                                       22,034,145                     243,544

                                                           FOR                        WITHHELD
                                                        ----------                    --------
 Election of Directors for one-year terms
   expiring in 2003:
      Mark D. Timmerman                                 21,962,587                     315,102

                                                           FOR          AGAINST       WITHHELD
                                                        ----------      -------       --------
Appointment of Ernst & Young LLP as independent
    auditor for the year ending March 31, 2003          21,911,719      281,643         84,327



ITEM 5   OTHER INFORMATION.

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   EXHIBITS.

         Exhibit 99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           (18 U.S.C. 1350)

         Exhibit 99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                           (18 U.S.C. 1350)


   (b)   REPORTS ON FORM 8-K.

         None.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

         The undersigned executive officer of Anchor BanCorp Wisconsin, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the three months ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                         /s/ Douglas J. Timmerman
                         -------------------------------------------------------
                         Douglas J. Timmerman, Chairman of the Board, President and Chief Executive Officer

July 31, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

   PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

         The undersigned executive officer of Anchor BanCorp Wisconsin, Inc. (the "Registrant") hereby certifies that the Registrant's Form 10-Q for the three months ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                    /s/ Michael W. Helser
                                    -------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer

July 31, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ANCHOR BANCORP WISCONSIN INC.



Date:   July 31, 2002           By:/s/ Douglas J. Timmerman
     -------------------           ---------------------------------------------
                                   Douglas J. Timmerman, Chairman of the
                                   Board, President and Chief Executive Officer




Date:  July 31, 2002            By:/s/ Michael W. Helser
     -------------------           ---------------------------------------------
                                   Michael W. Helser, Treasurer and
                                   Chief Financial Officer