Form 10-Q
period 2002-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2002-11-14
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ________________


                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               Wisconsin                                  39-1726871
   -------------------------------            ---------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

         25 West Main Street
         Madison, Wisconsin                                 53703
   -------------------------------                        ----------
(Address of principal executive office)                   (Zip Code)


                                 (608) 252-8700
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of October 31, 2002: 24,499,113

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                            PAGE #
                                                                                                          ------

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of September 30, 2002
                              and March 31, 2002                                                              2

                              Consolidated Statements of Income for the Three and Six
                              Months Ended September 30, 2002 and 2001                                        3

                              Consolidated Statements of Cash Flows for the Six Months
                              Ended September 30, 2002 and 2001                                               4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations

                              Results of Operations                                                          11

                              Financial Condition                                                            16

                              Asset Quality                                                                  17

                              Liquidity & Capital Resources                                                  19

                              Asset/Liability Management                                                     21

                              Segment Reporting                                                              22

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             25

         Item 4       Controls and Procedures                                                                25

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      25
         Item 2       Changes in Securities and Use of Proceeds                                              25
         Item 3       Defaults upon Senior Securities                                                        25
         Item 4       Submission of Matters to a Vote of Security Holders                                    25
         Item 5       Other Information                                                                      25
         Item 6       Exhibits and Reports on Form 8-K                                                       26

SIGNATURES                                                                                                   27

                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                               SEPTEMBER 30,     MARCH 31,
                                                                                   2002             2002
                                                                             ---------------------------------
                                                                             (In Thousands, Except Share Data)
ASSETS
Cash                                                                           $    65,370       $    57,568
Interest-bearing deposits                                                          131,724           204,108
                                                                               -----------       -----------
  Cash and cash equivalents                                                        197,094           261,676
Investment securities available for sale                                           107,475            65,993
Investment securities held to maturity (fair value of $4,133 and
  $7,897, respectively)                                                              3,998             7,747
Mortgage-related securities available for sale                                     237,454           145,293
Mortgage-related securities held to maturity (fair value of $123,769
  and $141,330, respectively)                                                      118,258           140,293
Loans receivable, net:
  Held for sale                                                                     52,810            46,520
  Held for investment                                                            2,596,500         2,627,248
Foreclosed properties and repossessed assets, net                                      675             1,475
Real estate held for development and sale                                           44,646            46,986
Office properties and equipment                                                     30,594            31,132
Federal Home Loan Bank stock--at cost                                               54,646            53,316
Accrued interest on investments and loans                                           19,007            19,918
Prepaid expenses and other assets                                                   54,979            59,479
                                                                               -----------       -----------
     Total assets                                                              $ 3,518,136       $ 3,507,076
                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $ 2,550,555       $ 2,553,987
Federal Home Loan Bank and other borrowings                                        594,087           621,590
Reverse repurchase agreements                                                           --                --
Advance payments by borrowers for taxes and insurance                               21,121             7,838
Other liabilities                                                                   66,300            46,149
                                                                               -----------       -----------
     Total liabilities                                                           3,232,063         3,229,564
                                                                               -----------       -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                           --                --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 24,611,997 and 24,950,258 shares outstanding,
 respectively                                                                        2,536             2,536
Additional paid-in capital                                                          63,273            61,735
Retained earnings                                                                  232,496           218,149
Accumulated other comprehensive income                                               3,078             2,473
Treasury stock (751,342 shares and 413,081 shares, respectively), at cost          (14,518)           (6,324)
Common stock purchased by benefit plans                                               (792)           (1,057)
                                                                               -----------       -----------
     Total stockholders' equity                                                    286,073           277,512
                                                                               -----------       -----------
     Total liabilities and stockholders' equity                                $ 3,518,136       $ 3,507,076
                                                                               ===========       ===========

See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ----------------------------   -----------------------------
                                                                        2002          2001              2002          2001
                                                                    ----------------------------   -----------------------------
                                                                               (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                $  47,467       $  48,597       $  95,491       $  97,547
Mortgage-related securities                                              3,902           5,044           8,141          10,754
Investment securities                                                    1,557           1,732           3,138           3,194
Interest-bearing deposits                                                  408             473           1,012           1,075
                                                                     ---------       ---------       ---------       ---------
  Total interest income                                                 53,334          55,846         107,782         112,570
INTEREST EXPENSE:
Deposits                                                                16,813          23,997          35,171          48,897
Notes payable and other borrowings                                       6,814           8,827          14,038          19,320
Other                                                                      135             168             219             276
                                                                     ---------       ---------       ---------       ---------
  Total interest expense                                                23,762          32,992          49,428          68,493
                                                                     ---------       ---------       ---------       ---------
  Net interest income                                                   29,572          22,854          58,354          44,077
Provision for loan losses                                                  450             550             900             760
                                                                     ---------       ---------       ---------       ---------
  Net interest income after provision for loan losses                   29,122          22,304          57,454          43,317
NON-INTEREST INCOME:
Loan servicing income (loss)                                              (739)            619             (87)            534
Service charges on deposits                                              1,868           1,604           3,566           3,163
Insurance commissions                                                      488             412           1,120             737
Gain on sale of loans                                                    4,928           1,624           6,770           3,315
Net gain on sale of investments and mortgage-related securities            666             277             754             831
Net income (loss) from operations of real estate investments              (454)           (133)           (352)             26
Other                                                                      250             704             665           1,521
                                                                     ---------       ---------       ---------       ---------
  Total non-interest income                                              7,007           5,107          12,436          10,127
NON-INTEREST EXPENSE:
Compensation                                                             8,883           8,138          18,090          15,801
Occupancy                                                                1,435           1,141           2,798           2,192
Furniture and equipment                                                  1,304           1,102           2,435           2,123
Data processing                                                          1,212           1,030           2,560           2,132
Marketing                                                                  707             618           1,422           1,232
Federal insurance premiums                                                 109              99             223             198
Other                                                                    3,080           2,265           5,800           4,412
                                                                     ---------       ---------       ---------       ---------
  Total non-interest expense                                            16,730          14,393          33,328          28,090
                                                                     ---------       ---------       ---------       ---------
  Income before income taxes                                            19,399          13,018          36,562          25,354
Income taxes                                                             7,285           4,779          13,673           9,204
                                                                     ---------       ---------       ---------       ---------
  Net income                                                         $  12,114       $   8,239       $  22,889       $  16,150
                                                                     =========       =========       =========       =========

Earnings per share:
  Basic                                                              $    0.50       $    0.38       $    0.94       $    0.73
  Diluted                                                                 0.49            0.37            0.92            0.71
Dividends declared per share                                              0.09            0.08            0.17            0.16

See accompanying Notes to Unaudited Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                         ------------------------------
                                                                             2002             2001
                                                                         ------------------------------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                $  22,889       $  16,150
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                       900             760
 Provision for depreciation and amortization                                   2,467           1,420
 Net gain on sales of loans                                                   (6,770)         (3,315)
 Amortization of stock benefit plans                                              29              23
 Tax benefit from stock related compensation                                   1,156              --
 Decrease in accrued interest receivable                                         911           1,065
 Decrease in accrued interest payable                                         (2,560)         (2,705)
 (Decrease) increase in accounts payable                                      20,151          (4,196)
 Other                                                                        16,404          (8,178)
                                                                           ---------       ---------
 Net cash provided by operating activities before net proceeds
  from loan sales                                                             55,577           1,024
 Net decrease due to origination and sale of loans held for sale              (6,290)         (9,363)
                                                                           ---------       ---------
  Net cash provided (used) by operating activities                            49,287          (8,339)

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale              12,622           1,745
 Proceeds from maturities of investment securities                           218,997         200,024
 Purchase of investment securities available for sale                       (270,895)       (251,463)
 Proceeds from sale of mortgage-related securities available for sale         21,020          21,424
 Purchase of mortgage-related securities available for sale                  (20,593)         (1,475)
 Principal collected on mortgage-related securities                           55,681          50,798
 Loans originated for investment                                            (312,615)       (366,028)
 Principal repayments on loans                                               219,248         388,695
 Net additions of office properties and equipment                             (1,230)         (1,409)
 Investment in real estate held for development and sale                      (1,716)         (4,975)
                                                                           ---------       ---------
  Net cash provided (used) by investing activities                           (79,481)         37,336

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------
                                                                                2002           2001
                                                                          ------------------------------
                                                                                  (IN THOUSANDS)
Financing Activities
Increase (decrease) in deposit accounts                                      $  (3,432)      $ 102,916
 Increase in advance payments by borrowers
   for taxes and insurance                                                      13,283          11,940
 Proceeds from notes payable to Federal Home Loan Bank                          57,600         380,300
 Repayment of notes payable to Federal Home Loan Bank                          (76,800)       (508,500)
 Decrease in securities sold under agreements
   to repurchase                                                                    --         (15,313)
  Increase (decrease) in other loans payable                                    (8,303)          2,425
 Treasury stock purchased                                                      (14,734)        (13,743)
 Exercise of stock options                                                       1,574           1,781
 Purchase of stock by retirement plans                                             733              73
 Payments of cash dividends to stockholders                                     (4,309)         (3,572)
                                                                             ---------       ---------
   Net cash used by financing activities                                       (34,388)        (41,693)
                                                                             ---------       ---------
   Net decrease in cash and cash equivalents                                   (64,582)        (12,696)
 Cash and cash equivalents at beginning of period                              261,676         105,042
                                                                             ---------       ---------
   Cash and cash equivalents at end of period                                $ 197,094       $  92,346
                                                                             =========       =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                        $  50,339       $  67,203
  Income taxes                                                                   9,571           8,519

Non-cash transactions:
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                                  124,115              --



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


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six-month period ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2002.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended September 30, 2002 and 2001, total comprehensive income amounted to $10.7 million and $8.6 million, respectively. For the six months ended September 30, 2002 and 2001, comprehensive income was $23.5 million and $17.1 million, respectively.

NEW ACCOUNTING STANDARDS On April 1, 2001 the Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be recorded in the statement of condition at fair value. Under SFAS No. 133, the Corporation recognizes certain contracts and commitments relating to its mortgage banking operations as derivative instruments. These contracts and commitments are for commitments to originate mortgage loans that will be held for resale and forward loan sales. Forward loan sales are entered into in an effort to reduce interest rate risk associated with making commitments to originate mortgage loans. Changes in the fair value of these derivative contracts and commitments are recorded in non-interest income. During the first quarter ended June 30, 2002, the Corporation introduced an index powered certificate of deposit product which is FDIC insured. The certificates have a five-year term with the yield based on the performance of the Standard & Poors ("S & P") 500. The Corporation entered into a contract with the FHLB that offsets such changes in the S & P 500. Changes in market value are included in non-interest income.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at September 30, 2002 and at March 31, 2002. Information regarding the Company's other intangible assets follows (in thousands):

                                               SEPTEMBER 30, 2002                              MARCH 31, 2002
                                 ---------------------------------------------   ---------------------------------------------
                                   CARRYING      ACCUMULATED                      CARRYING       ACCUMULATED
                                    AMOUNT       AMORTIZATION         NET          AMOUNT        AMORTIZATION         NET
                                 ------------   ---------------   ------------   -----------    --------------   -------------
Other intangible assets:
  Core deposit premium             $ 3,124         $   426         $ 2,698         $ 3,408         $   284         $ 3,124
  Mortgage servicing rights         16,596           3,449          13,147          16,200           5,175          11,025
                                   -------         -------         -------         -------         -------         -------
  Total                            $19,720         $ 3,875         $15,845         $19,608         $ 5,459         $14,149
                                   =======         =======         =======         =======         =======         =======


The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of September 30, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets (in thousands):

                                                MORTGAGE         CORE
                                                SERVICING       DEPOSIT
                                                 RIGHTS         PREMIUM           TOTAL
                                                --------        -------          -------
Quarter ended September 30, 2002 (actual)       $ 3,449          $ 426           $ 3,875

Estimate for the year ended March 31,
                2003                              7,949            852             8,801
                2004                              2,800            852             3,652
                2005                              3,220            852             4,072
                2006                              3,703            852             4,555
                2007                              4,258            852             5,110


NOTE 4 - STOCKHOLDERS' EQUITY

On July 8, 2002, 12,200 shares and on July 10, 2002, 3,000 shares granted pursuant to the Corporation's management recognition plan were earned by the recipients. During the quarter ended September 30, 2002, options for 160,788 shares of common stock were exercised at a weighted-average price of $3.64 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(3.1 million). During the quarter ended September 30, 2002, the Corporation repurchased 598,500 shares of common stock. During the quarter, 38,022 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $18.90 per share or $720,000 in the aggregate and the excess of the market price over the cost of the treasury shares $(80,000) was charged to retained earnings. On August 15, 2002, the Corporation paid a cash dividend of $0.09 per share, amounting to $2.2 million.


NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and six months ended September 30, 2002 and 2001 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------
                                                              2002                   2001
                                                          ----------------------------------
Numerator:
      Net income                                          $12,113,685            $ 8,239,595
                                                          -----------            -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                      $12,113,685            $ 8,239,595

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                     24,211,742             21,872,835
      Effect of dilutive securities:
        Employee stock options                                576,982                598,557
        Management Recognition Plans                            4,529                 13,360
                                                          -----------            -----------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        shares and assumed conversions                     24,793,253             22,484,752
                                                          ===========            ===========
Basic earnings per share                                  $      0.50            $      0.38
                                                          ===========            ===========
Diluted earnings per share                                $      0.49            $      0.37
                                                          ===========            ===========


                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------
                                                              2002                   2001
                                                          ----------------------------------
Numerator:
      Net income                                          $22,888,886            $16,150,867
                                                          -----------            -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                      $22,888,886            $16,150,867

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                     24,296,166             22,027,629
      Effect of dilutive securities:
        Employee stock options                                630,945                553,888
        Management Recognition Plans                           11,496                 21,098
                                                          -----------            -----------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        shares and assumed conversions                     24,938,607             22,602,615
                                                          ===========            ===========
Basic earnings per share                                  $      0.94            $      0.73
                                                          ===========            ===========
Diluted earnings per share                                $      0.92            $      0.71
                                                          ===========            ===========

NOTE 6 - SUBSEQUENT EVENTS

On October 21, 2002, the Corporation declared a $0.09 per share cash dividend on its common stock to be paid on November 15, 2002 to stockholders of record on November 1, 2002.



NOTE 7 - BUSINESS COMBINATION

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

Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three and six months ended September 30, 2002, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 2002 increased $3.9 million to $12.1 million from $8.2 million and increased $6.7 million to $22.9 million from $16.2 million, respectively, for the same periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to the decrease in interest expense of $9.2 million. In addition, non-interest income increased $1.9 million and provision for loan losses decreased $100,000 for the three months ended September 30, 2002. These increases were partially offset by an increase in non-interest expense of $2.3 million, a decrease in interest income of $2.5 million and an increase in income tax expense of $2.5 million for the three-month period. The increase in net income for the six-month period compared to the same period last year was largely due to the decrease in interest expense of $19.0 million. In addition, non-interest income for the six months ended September 30, 2002 increased $2.3 million. These increases were offset by an increase in non-interest expense of $5.2 million, a decrease in interest income of $4.8 million, an increase in income tax expense of $4.5 million, and an increase in provision for loan losses of $140,000 for the six-month period.

Net Interest Income. Net interest income increased $6.7 million and $14.3 million for the three and six months ended September 30, 2002 compared to the same periods in 2001. The net interest margin increased to 3.68% from 3.11% for the respective three-month periods and increased to 3.60% from 2.99% for the respective six-month periods. The interest rate spread increased to 3.58% from 2.97% and increased to 3.51% from 2.85%, respectively, for the same periods.

Interest income on mortgage-related securities decreased $1.1 million and $2.6 million, respectively, for the three- and six-month periods due primarily to the decrease of $62.5 million and $69.3 million, respectively, in the average balance of mortgage-related securities. Interest income on loans decreased $1.1 million and $2.1 million, respectively, for the three and six months ended September 30, 2002 as compared to the same periods in the prior year. This decrease was the result of a decrease of 96 basis points in the average yield on loans to 7.09% from 8.05% for the three-month period and a decrease of 83 basis points to 7.23% from 8.06% for the six-month period. Interest income on interest-bearing deposits remained constant for the three and six months ended September 30, 2002. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $180,000 and $60,000, respectively, for the three- and six-month periods ended September 30, 2002 as compared to the same periods in the prior year. This was primarily a result of a decrease in the average yield from 4.63% to 3.36% for the three-month period ended September 30, 2002 and a decrease in the average yield from 5.18% to 3.67% for the six-month period as compared to the same period in the prior year.

Interest expense on deposits decreased $7.2 million and $13.7 million for the three and six months ended September 30, 2002 as compared to the same periods in 2001. These decreases were due primarily to a decrease of 170 basis points in the weighted average cost of deposits to 2.68% from 4.38% for the three-month period and a decrease of 175 basis points to 2.79% from 4.54% for the six-month period. Interest expense on notes payable and other borrowings decreased $2.0 million and $5.3 million, respectively, during the same periods due primarily to a decrease of $54.1 million and $61.2 million, respectively, in the average balances of notes payable and other borrowings. There was also a decrease in the weighted average cost of notes payable and other borrowings for the three and six months of 86 basis points and 114 basis points, respectively. Other interest expense remained relatively constant for the three and six months ended September 30, 2002, as compared to the same periods in the prior year.

Provision for Loan Losses. Provision for loan losses decreased $100,000 to $450,000 and increased $140,000 to $900,000 for the three- and six-month periods ended September 30, 2002 compared to the same periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality.

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

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                            2002                                  2001
                                            ----------------------------------    -----------------------------------
                                                                       AVERAGE                                AVERAGE
                                               AVERAGE                  YIELD/        AVERAGE                  YIELD/
                                               BALANCE       INTEREST  COST (1)       BALANCE      INTEREST   COST (1)
                                            -------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 2,106,107    $ 37,403    7.10%      $ 1,867,922    $ 37,630     8.06%
Consumer loans                                    443,974       8,016    7.22           450,910       9,215     8.17
Commercial business loans                         127,301       2,048    6.44            95,656       1,752     7.33
                                              -----------    --------               -----------    --------
  Total loans receivable                        2,677,382      47,467    7.09         2,414,488      48,597     8.05
Mortgage-related securities                       259,445       3,902    6.02           321,971       5,044     6.27
Investment securities                             131,081         868    2.65           110,413       1,126     4.08
Interest-bearing deposits                          93,717         408    1.74            53,957         473     3.51
Federal Home Loan Bank stock                       54,587         689    5.05            39,212         606     6.18
                                              -----------    --------               -----------    --------
  Total interest-earning assets                 3,216,212      53,334    6.63         2,940,041      55,846     7.60
                                                                         ----                                   ----
Non-interest-earning assets                       223,287                               179,051
                                              -----------                           -----------
  Total assets                                $ 3,439,499                           $ 3,119,092
                                              ===========                           ===========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $ 747,132       1,749    0.94         $ 661,857       3,439     2.08
Regular passbook savings                          180,568         465    1.03           136,277         420     1.23
Certificates of deposit                         1,584,759      14,599    3.68         1,393,569      20,138     5.78
                                              -----------    --------               -----------    --------
  Total deposits                                2,512,460      16,813    2.68         2,191,703      23,997     4.38
Notes payable and other borrowings                585,054       6,814    4.66           639,142       8,827     5.52
Other                                              18,457         135    2.93            17,468         168     3.85
                                              -----------    --------               -----------    --------
  Total interest-bearing liabilities            3,115,970      23,762    3.05         2,848,313      32,992     4.63
                                                             --------    ----                      --------     ----
Non-interest-bearing liabilities                   36,615                                44,279
                                              -----------                           -----------
  Total liabilities                             3,152,585                             2,892,592
Stockholders' equity                              286,914                               226,500
                                              -----------                           -----------
  Total liabilities and stockholders' equity  $ 3,439,499                           $ 3,119,092
                                              ===========                           ===========

  Net interest income/interest rate spread                   $ 29,572    3.58%                     $ 22,854     2.97%
                                                             ========    ====                      ========     ====
  Net interest-earning assets                 $   100,242                           $    91,728
                                              ===========                           ===========
  Net interest margin                                                    3.68%                                  3.11%
                                                                         ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.03                                  1.03
                                                     ====                                  ====

------------------------------
(1) Annualized

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------
                                                            2002                                  2001
                                            ----------------------------------    -----------------------------------
                                                                       AVERAGE                                AVERAGE
                                               AVERAGE                  YIELD/        AVERAGE                  YIELD/
                                               BALANCE       INTEREST  COST (1)       BALANCE      INTEREST   COST (1)
                                            -------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                $ 2,085,062    $ 75,221    7.22%      $ 1,868,246    $ 74,868     8.01%
Consumer loans                                    434,986      16,257    7.47           458,143      19,113     8.34
Commercial business loans                         120,754       4,013    6.65            93,453       3,566     7.63
                                              -----------    --------               -----------    --------
  Total loans receivable                        2,640,802      95,491    7.23         2,419,842      97,547     8.06
Mortgage-related securities                       272,025       8,141    5.99           341,290      10,754     6.30
Investment securities                             117,129       1,777    3.03            84,351       1,962     4.65
Interest-bearing deposits                         157,136       1,012    1.29            59,375       1,075     3.62
Federal Home Loan Bank stock                       53,908       1,361    5.05            38,910       1,232     6.33
                                              -----------    --------               -----------    --------
  Total interest-earning assets                 3,241,000     107,782    6.65         2,943,768     112,570     7.65
                                                                         ----                                   ----
Non-interest-earning assets                       234,341                               171,240
                                              -----------                           -----------
  Total assets                                $ 3,475,341                           $ 3,115,008
                                              ===========                           ===========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $ 730,520       3,624    0.99         $ 643,311       7,410     2.30
Regular passbook savings                          175,454         918    1.05           135,038         876     1.30
Certificates of deposit                         1,612,208      30,629    3.80         1,376,561      40,611     5.90
                                              -----------    --------               -----------    --------
  Total deposits                                2,518,182      35,171    2.79         2,154,910      48,897     4.54
Notes payable and other borrowings                621,417      14,038    4.52           682,576      19,320     5.66
Other                                              11,774         219    3.73            14,414         276     3.83
                                              -----------    --------               -----------    --------
  Total interest-bearing liabilities            3,151,373      49,428    3.14         2,851,900      68,493     4.80
                                                             --------    ----                      --------     ----
Non-interest-bearing liabilities                   34,582                                45,513
                                              -----------                           -----------
  Total liabilities                             3,185,955                             2,897,413
Stockholders' equity                              289,386                               217,595
                                              -----------                           -----------
  Total liabilities and stockholders' equity  $ 3,475,341                           $ 3,115,008
                                              ===========                           ===========

  Net interest income/interest rate spread                   $ 58,354    3.51%                     $ 44,077     2.85%
                                                             ========    ====                      ========     ====
  Net interest-earning assets                 $    89,627                           $    91,868
                                              ===========                           ===========
  Net interest margin                                                    3.60%                                  2.99%
                                                                         ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.03                                  1.03
                                                     ====                                  ====


--------------------------
(1) Annualized

Non-Interest Income. Non-interest income increased $1.9 million to $7.0 million and $2.3 million to $12.4 million, respectively, for the three and six months ended September 30, 2002 as compared to $5.1 million and $10.1 million for the same periods in the prior year, primarily due to an increase in gain on sale of loans of $3.3 million and $3.5 million, respectively. These increases were due to increases in secondary market loans sold, resulting from the low interest rate environment. In addition, service charges on deposit accounts increased $260,000 and $400,000, respectively, for the three and six months ended September 30, 2002. Insurance commissions increased $80,000 and $380,000 for the respective three- and six-month periods due to increased sales. Net gain on sale of investments and mortgage-related securities increased $390,000 and decreased $80,000 respectively, for the three and six months ended September 30, 2002. These increases were partially offset by a decrease in loan servicing income of $1.4 million and $620,000 during the three and six months ended September 30, 2002, respectively, as compared to the same periods in the prior year, due primarily to increased amortization of mortgage servicing rights, which resulted from increases in refinances in a declining interest rate environment. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $450,000 and $860,000 for the respective three- and six-month periods ended September 30, 2002. Net income from operations of real estate investments decreased $320,000 and $380,000, respectively, for the three and six months ended September 30, 2002 as compared to the same periods in the prior year.

Non-Interest Expense. Non-interest expense increased $2.3 million to $16.7 million and $5.2 million to $33.3 million, respectively, for the three and six months ended September 30, 2002 as compared to $14.4 million and $28.1 million for the same periods in 2001, as a result of several factors. Compensation expense increased $750,000 and $2.3 million, respectively, for the three- and six-month periods compared to the prior periods due primarily to an increase in incentive compensation resulting from increased loan production and increased employee benefits such as health insurance and employee stock ownership plan expense. In addition, other non-interest expense increased $820,000 and $1.4 million, respectively, for the three and six months largely due to increased postage, telephone and other miscellaneous expense. Occupancy expense increased $290,000 and $610,000, respectively, for the three and six months ended September 30, 2002 as compared to the same periods in the prior year due largely to increased maintenance and repairs expense. In addition, data processing expense increased $180,000 and $430,000, respectively, for the three- and six-month periods ended September 30, 2002 as compared to the same periods in the prior year primarily due to increased lease payments, line charges and support services. Furniture and equipment expense increased $200,000 and $310,000, in the three and six months, respectively, largely due to normal increases in depreciation. Marketing expense increased $90,000 and $190,000, respectively, for the three- and six-month periods ended September 30, 2002 as compared to the same periods in the prior year. Federal insurance premiums remained relatively constant during the three- and six-month periods ended September 30, 2002 as compared to the same periods in 2001.

Income Taxes. Income tax expense increased $2.5 million and $4.5 million during the three and six months ended September 30, 2002 as compared to the same periods in 2001. The effective tax rate was 37.6% and 37.4%, respectively, for the current three- and six-month periods, as compared to 36.7% and 36.3% for the three- and six-month periods last year.

FINANCIAL CONDITION


During the six months ended September 30, 2002, the Corporation's assets increased by $11.1 million from $3.51 billion at March 31, 2002, to $3.52 billion. The majority of this increase was attributable to increases in mortgage-related securities and investment securities, which was partially offset by decreases in loans.

Mortgage-related securities (both available for sale and held to maturity) increased $70.1 million during the six months ended September 30, 2002 as a result of purchases of $20.6 million and principal repayments and other adjustments of $70.5 million. This increase was partially offset by sales of $21.0 million of mortgage-related securities in this six-month period. Mortgage-related securities consisted of $306.2 million of mortgage-backed securities and $49.5 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at September 30, 2002.

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

Investment securities (both available for sale and held to maturity) increased $37.7 million during the six months ended September 30, 2002 as a result of purchases of $270.9 million of U.S. Government and agency securities, which were partially offset by sales and maturities of $231.6 million.

Total loans (including loans held for sale) decreased $24.5 million during the six months ended September 30, 2002. Activity for the period consisted of (i) originations and purchases of $951.8 million, (ii) sales of $632.9 million, and
(iii) principal repayments and other adjustments of $343.4 million.

Total liabilities increased $2.5 million during the six months ended September 30, 2002. This increase was largely due to a $20.2 million increase in other liabilities and a $13.3 million increase in advance payments by borrowers for taxes and insurance during the six months ended September 30, 2002. These increases were partially offset by a $27.5 million decrease in FHLB advances and other borrowings and a $3.4 million decrease in deposits during the six- month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $240.5 million at September 30, 2002 and generally mature within one to five years.

Stockholders' equity increased $8.6 million during the six months ended September 30, 2002 as a net result of (i) comprehensive income of $23.5 million,
(ii) stock options exercised of $5.8 million (with the excess of the cost of treasury shares over the option price ($4.2 million) charged to retained earnings), (iii) the purchase of stock by retirement plans of $790,000 (with the excess of the cost of treasury shares over the option price ($60,000) charged to retained earnings), and (iv) benefit plan shares earned and related tax adjustments totaling $1.5 million. These increases were partially offset by (i) purchases of treasury stock of $14.7 million and (ii) cash dividends of $4.3 million.

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

Non-performing assets increased $4.0 million to $14.6 million at September 30, 2002 from $10.6 million at March 31, 2002 and increased as a percentage of total assets to 0.42% from 0.30% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                             AT MARCH 31,
                                                       AT SEPTEMBER 30, -------------------------------------------------
                                                            2002               2002             2001              2000
                                                       ---------------- -------------------------------------------------
                                                                               (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                                 $ 5,583           $ 4,505           $ 2,572           $ 2,582
 Multi-family residential                                       --               187               372                 3
 Commercial real estate                                      2,914             2,212               650               126
 Construction and land                                          --               168               257                --
 Consumer                                                      750               933               499               571
 Commercial business                                         4,647             1,037               697               332
                                                           -------           -------           -------           -------
  Total non-accrual loans                                   13,894             9,042             5,047             3,614
Real estate held for development and sale                       64                74               352             1,691
Foreclosed properties and repossessed assets, net              675             1,475               313               272
                                                           -------           -------           -------           -------
  Total non-performing assets                              $14,633           $10,591           $ 5,712           $ 5,577
                                                           =======           =======           =======           =======

Performing troubled debt restructurings                    $ 2,443           $   403           $   300           $   144
                                                           =======           =======           =======           =======

Total non-accrual loans to total loans                        0.50%             0.32%             0.20%             0.15%
Total non-performing assets to total assets                   0.42              0.30              0.18              0.19
Allowance for loan losses to total loans                      1.10              1.09              0.94              1.00
Allowance for loan losses to total
 non-accrual loans                                          220.67            346.04            477.04            675.26
Allowance for loan and foreclosure losses
 to total non-performing assets                             213.89            300.05            422.16            439.63


Non-accrual loans increased $4.9 million during the six months ended September 30, 2002. The increase was largely attributable to two commercial loans. One loan was a $3.3 million commercial business loan secured by business equipment for a custom manufacturer, located in Montello, Wisconsin. This loan was acquired in the Ledger merger and is in the process of being restructured. A $1.0 million paydown was received in October, 2002, which brought the interest current. The other loan was a $870,000 commercial real estate loan secured by industrial property located in Cudahy, Wisconsin. This loan is in foreclosure and will transfer to real estate owned in the next quarter. At September 30, 2002, there was one non-accrual commercial business loan and one non-accrual commercial real estate loan with carrying values greater than $1.0 million. The commercial business loan is the above loan for $3.3 million. The commercial real estate loan is a loan participation which is secured by a 161 unit motel located in Schiller Park, Illinois, which had a carrying value of $1.5 million at September 30, 2002. The original loan was for $13.1 million, of which the Bank is an 11.5% participant.

Non-performing real estate held for development and sale remained relatively constant for the six months ended September 30, 2002.

Foreclosed properties and repossessed assets decreased $800,000 for the six months ended September 30, 2002. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at September 30, 2002.

Performing troubled debt restructurings increased $2.0 million during the six months ended September 30, 2002. This increase was attributable to a commercial real estate property secured by a 182 room lodge located in Sonoma, California, with a carrying value of $2.0 million, which was acquired in the Ledger merger.

At September 30, 2002, assets that the Corporation has classified as substandard, net of reserves, consisted of $23.7 million of loans and foreclosed properties. As of March 31, 2002, substandard assets amounted to $24.7 million. The decrease of $1.0 million in substandard assets was not attributable to any one specific loan.

A summary of the details regarding impaired loans follows (in thousands):

                                    AT SEPTEMBER 30,                   AT MARCH 31,
                                    ----------------    ------------------------------------------
                                          2002             2002             2001            2000
                                    ----------------    ------------------------------------------
Impaired loans with valuation
  reserve required                      $11,126          $11,467          $   964          $ 5,637

Less:
  Specific valuation allowance            4,062            4,240              615              952
                                        -------          -------          -------          -------

Total impaired loans                    $ 7,064          $ 7,227          $   349          $ 4,685
                                        =======          =======          =======          =======

Average impaired loans                  $ 7,146          $ 6,216          $ 3,301          $ 5,731

Interest income recognized
  on impaired loans                     $   341          $   740          $    43          $   431


The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                         AT MARCH 31,
                   AT SEPTEMBER 30,    -------------------------------------------------
                        2002                 2002             2001            2000
                   --------------      -------------------------------------------------
                                             (In Thousands)
30 to 59 days          $ 4,025             $17,647          $ 7,141          $ 3,224
60 to 89 days            6,902               2,671              716              903
                       -------             -------          -------          -------
    Total              $10,927             $20,318          $ 7,857          $ 4,127
                       =======             =======          =======          =======


The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions to the allowance for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                        --------------------------------       --------------------------------
                                             2002               2001                2002                2001
                                        --------------------------------       --------------------------------
                                                                (Dollars In Thousands)
Allowance at beginning of period          $ 30,848            $ 23,924            $ 31,065            $ 24,076
Charge-offs:
  Mortgage                                    (114)               (402)               (451)               (540)
  Consumer                                    (300)               (173)               (375)               (384)
  Commercial business                         (178)               (136)               (497)               (205)
                                          --------            --------            --------            --------
     Total charge-offs                        (592)               (711)             (1,323)             (1,129)
Recoveries:
  Mortgage                                       2                   1                   4                   2
  Consumer                                      12                   8                  25                  22
  Commercial business                           40                   1                  89                  42
                                          --------            --------            --------            --------
     Total recoveries                           54                  10                 118                  66
                                          --------            --------            --------            --------
     Net charge-offs                          (538)               (701)             (1,205)             (1,063)
Provision for loan losses                      450                 550                 900                 760
                                          --------            --------            --------            --------
   Allowance at end of period             $ 30,760            $ 23,773            $ 30,760            $ 23,773
                                          ========            ========            ========            ========

Net charge-offs to average loans             (0.08)%             (0.12)%             (0.09)%             (0.09)%
                                              ====                ====                ====                ====


Although management believes that the September 30, 2002 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 2002, the Corporation had outstanding commitments to originate loans of $297.3 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $194.8 million and loans sold with recourse to the Corporation in the event of default by the borrower of $408,000. The Corporation had sold loans with recourse in the amount of $7.5 million through the FHLB Mortgage Partnership Finance Program at September 30, 2002. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2002 amounted to $963.4 million and scheduled maturities of FHLB advances during the same period totaled $159.6 million. At September 30, 2002, the Corporation had no reverse repurchase agreements. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended September 30, 2002, the Bank's average liquidity ratio was 15.65%, which was substantially in excess of applicable requirements.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 2002 and March 31, 2002 (dollars in thousands):


                                                                                      MINIMUM REQUIRED
                                                             MINIMUM REQUIRED           TO BE WELL
                                                                FOR CAPITAL          CAPITALIZED UNDER
                                          ACTUAL             ADEQUACY PURPOSES       OTS REQUIREMENTS
                               ------------------------------------------------------------------------
                                    AMOUNT      RATIO       AMOUNT        RATIO     AMOUNT       RATIO
                               ------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2002:
Tier 1 capital
  (to adjusted tangible assets)   $ 254,731       7.38%   $ 103,497       3.00%   $ 172,495       5.00%
Risk-based capital
  (to risk-based assets)            281,442      11.41      197,361       8.00      246,701      10.00
Tangible capital
  (to tangible assets)              254,731       7.38       51,748       1.50        N/A         N/A

AS OF MARCH 31, 2002:
Tier 1 capital
  (to adjusted tangible assets)   $ 250,688       7.31%   $ 102,903       3.00%   $ 171,505       5.00%
Risk-based capital
  (to risk-based assets)            277,528      11.01      201,613       8.00      252,016      10.00
Tangible capital
  (to tangible assets)              250,688       7.31       51,451       1.50       N/A          N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at September 30, 2002 and March 31, 2002 (dollars in thousands):

                                                                SEPTEMBER 30,        MARCH 31,
                                                                ------------------------------
                                                                    2002               2002
                                                                ------------------------------
Stockholders' equity of the Corporation                          $ 286,073           $ 277,512
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                      (4,849)               (523)
                                                                 ---------           ---------
Stockholders' equity of the Bank                                   281,224             276,989
Less: Intangible assets and other non-includable assets            (26,493)            (26,301)
                                                                 ---------           ---------
Tier 1 and tangible capital                                        254,731             250,688
Plus: Allowable general valuation allowances                        26,711              26,840
                                                                 ---------           ---------
Risk based capital                                               $ 281,442           $ 277,528
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at September 30, 2002 has not changed materially since March 31, 2002.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and six months ended September 30, 2002 and 2001, respectively.

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2002
                                            -------------------------------------------------------------------------
                                                                                                        CONSOLIDATED
                                            REAL ESTATE            COMMUNITY        INTERSEGMENT          FINANCIAL
                                            INVESTMENTS             BANKING         ELIMINATIONS          STATEMENTS
                                            -----------           ----------        ------------         -----------
Interest income                              $       34           $   53,334          $      (34)          $   53,334
Interest expense                                     70               23,763                 (70)              23,763
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)                        (36)              29,571                  36               29,571
Provision for loan losses                            --                  450                  --                  450
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)
   after provision for loan losses                  (36)              29,121                  36               29,121
Other income                                      4,368                7,462              (4,822)               7,008
Other expense                                     4,786               16,730              (4,786)              16,730
                                             ----------           ----------          ----------           ----------
  Income (loss) before income taxes                (454)              19,853                  --               19,399
Income tax expense (benefit)                       (306)               7,591                  --                7,285
                                             ----------           ----------          ----------           ----------
  Net income (loss)                          $     (148)          $   12,262          $       --           $   12,114
                                             ==========           ==========          ==========           ==========

Total assets                                 $   44,646           $3,473,490          $       --           $3,518,136

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------
                                                                                                        CONSOLIDATED
                                            REAL ESTATE            COMMUNITY        INTERSEGMENT          FINANCIAL
                                            INVESTMENTS             BANKING         ELIMINATIONS          STATEMENTS
                                            -----------           ----------        ------------         -----------
Interest income                              $     (285)          $   55,846          $      285           $   55,846
Interest expense                                    253               32,992                (253)              32,992
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)                       (538)              22,854                 538               22,854
Provision for loan losses                            --                  550                  --                  550
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)
    after provision for loan losses                (538)              22,304                 538               22,304
Other income                                      8,352                5,240              (8,485)               5,107
Other expense                                     7,947               14,393              (7,947)              14,393
                                             ----------           ----------          ----------           ----------
  Income (loss) before income taxes                (133)              13,151                  --               13,018
Income tax expense (benefit)                        (71)               4,850                  --                4,779
                                             ----------           ----------          ----------           ----------
  Net income (loss)                          $      (62)          $    8,301          $       --           $    8,239
                                             ==========           ==========          ==========           ==========

Total assets                                 $   43,683           $3,054,495          $       --           $3,098,178

                                                               SIX MONTHS ENDED SEPTEMBER 30, 2002
                                            -------------------------------------------------------------------------
                                                                                                        CONSOLIDATED
                                            REAL ESTATE            COMMUNITY        INTERSEGMENT          FINANCIAL
                                            INVESTMENTS             BANKING         ELIMINATIONS          STATEMENTS
                                            -----------           ----------        ------------         -----------

Interest income                              $       64           $  107,782          $      (64)          $  107,782
Interest expense                                    153               49,428                (153)              49,428
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)                        (89)              58,354                  89               58,354
Provision for loan losses                            --                  900                  --                  900
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)
    after provision for loan losses                 (89)              57,454                  89               57,454
Other income                                      8,760               12,788              (9,112)              12,436
Other expense                                     9,023               33,328              (9,023)              33,328
                                             ----------           ----------          ----------           ----------
  Income (loss) before income taxes                (352)              36,914                  --               36,562
Income tax expense (benefit)                       (392)              14,065                  --               13,673
                                             ----------           ----------          ----------           ----------
  Net income                                 $       40           $   22,849          $       --           $   22,889
                                             ==========           ==========          ==========           ==========

Total assets                                 $   44,646           $3,473,490          $       --           $3,518,136

                                                                SIX MONTHS ENDED SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------
                                                                                                        CONSOLIDATED
                                            REAL ESTATE            COMMUNITY        INTERSEGMENT          FINANCIAL
                                            INVESTMENTS             BANKING         ELIMINATIONS          STATEMENTS
                                            -----------           ----------        ------------         -----------

Interest income                              $      129           $  112,570          $     (129)          $  112,570
Interest expense                                    271               68,493                (271)              68,493
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)                       (142)              44,077                 142               44,077
Provision for loan losses                            --                  760                  --                  760
                                             ----------           ----------          ----------           ----------
  Net interest income (loss)
    after provision for loan losses                (142)              43,317                 142               43,317
Other income                                     11,174               10,101             (11,148)              10,127
Other expense                                    11,006               28,090             (11,006)              28,090
                                             ----------           ----------          ----------           ----------
  Income before income taxes                         26               25,328                  --               25,354
Income tax expense (benefit)                       (205)               9,409                  --                9,204
                                             ----------           ----------          ----------           ----------
  Net income                                 $      231           $   15,919          $       --           $   16,150
                                             ==========           ==========          ==========           ==========

Total assets                                 $   43,683           $3,054,495          $       --           $3,098,178

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Corporation's market rate risk has not materially changed from March 31, 2002. See the Corporation's Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 4            CONTROLS AND PROCEDURES

                  Within 90 days prior to the date of this Quarterly Report, the Corporation carried out an evaluation, under the supervision and the participation of the Corporation's management, including the Corporation's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                  Disclosure controls and procedures are the controls and other procedures of the Corporation that are designed to ensure that the information required to be disclosed by the Corporation in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Corporation in its reports filed under the Exchange Act is accumulated and communicated to the Corporation's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.





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

                  Not applicable.

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



Date:   November 11, 2002      By:/s/ Douglas J. Timmerman
       -------------------        ---------------------------------------------
                                  Douglas J. Timmerman, Chairman of the
                                  Board, President and Chief Executive Officer




Date:   November 11, 2002      By:/s/ Michael W. Helser
       -------------------        ---------------------------------------------
                                  Michael W. Helser, Treasurer and
                                  Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Douglas J. Timmerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anchor Bancorp Wisconsin, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 11, 2002      /s/ Douglas J. Timmerman
                                -----------------------------------------------
                                Douglas J. Timmerman
                                Chairman, President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael W. Helser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anchor Bancorp Wisconsin, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 11, 2002               /s/ Michael W. Helser
                                         --------------------------------------
                                         Michael W. Helser
                                         Chief Financial Officer and Treasurer