Form 10-Q
period 2002-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2003-02-11
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|       No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |X|       No  | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class: Common stock -- $.10 Par Value

         Number of shares outstanding as of January 31, 2003: 24,452,187

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                        PAGE #
                                                                                                      ------
         Item 1 Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of December 31, 2002
                        and March 31, 2002                                                              2

                        Consolidated Statements of Income for the Three and Nine
                        Months Ended December 31, 2002 and 2001                                         3

                        Consolidated Statements of Cash Flows for the Nine Months
                        Ended December 31, 2002 and 2001                                                4

                        Notes to Unaudited Consolidated Financial Statements                            6

         Item 2 Management's Discussion and Analysis of Financial Condition and
                Results of Operations

                        Results of Operations                                                          11

                        Financial Condition                                                            16

                        Asset Quality                                                                  17

                        Liquidity & Capital Resources                                                  19

                        Asset/Liability Management                                                     21

                        Segment Reporting                                                              22

         Item 3 Quantitative and Qualitative Disclosures About Market Risk                             25

         Item 4 Controls and Procedures                                                                25

PART II - OTHER INFORMATION

         Item 1 Legal Proceedings                                                                      25
         Item 2 Changes in Securities and Use of Proceeds                                              25
         Item 3 Defaults upon Senior Securities                                                        25
         Item 4 Submission of Matters to a Vote of Security Holders                                    25
         Item 5 Other Information                                                                      25
         Item 6 Exhibits and Reports on Form 8-K                                                       26

SIGNATURES                                                                                             27

                           CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                            DECEMBER 31,        MARCH 31,
                                                                               2002               2002
                                                                         ----------------------------------
                                                                          (In Thousands, Except Share Data)
ASSETS
Cash                                                                        $    77,904    $    57,568
Interest-bearing deposits                                                        99,977        204,108
                                                                            -----------    -----------
  Cash and cash equivalents                                                     177,881        261,676
Investment securities available for sale                                         68,489         65,993
Investment securities held to maturity (fair value of $3,120 and
  $7,897, respectively)                                                           2,998          7,747
Mortgage-related securities available for sale                                  227,721        145,293
Mortgage-related securities held to maturity (fair value of $90,366
  and $141,330, respectively)                                                    85,947        140,293
Loans receivable, net:
  Held for sale                                                                  32,366         46,520
  Held for investment                                                         2,715,964      2,627,248
Foreclosed properties and repossessed assets, net                                 1,570          1,475
Real estate held for development and sale                                        45,134         46,986
Office properties and equipment                                                  31,006         31,132
Federal Home Loan Bank stock--at cost                                            55,334         53,316
Accrued interest on investments and loans                                        18,396         19,918
Prepaid expenses and other assets                                                58,730         59,479
                                                                            -----------    -----------
     Total assets                                                           $ 3,521,536    $ 3,507,076
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                    $ 2,575,254    $ 2,553,987
Federal Home Loan Bank and other borrowings                                     568,806        621,590
Advance payments by borrowers for taxes and insurance                               903          7,838
Other liabilities                                                                80,884         46,149
                                                                            -----------    -----------
     Total liabilities                                                        3,225,847      3,229,564
                                                                            -----------    -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                        --             --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 24,376,879 and 24,950,258 shares outstanding,
 respectively                                                                     2,536          2,536
Additional paid-in capital                                                       63,281         61,735
Retained earnings                                                               243,461        218,149
Accumulated other comprehensive income                                            6,043          2,473
Treasury stock (986,460 shares and 413,081 shares, respectively), at cost       (18,840)        (6,324)
Common stock purchased by benefit plans                                            (792)        (1,057)
                                                                            -----------    -----------
     Total stockholders' equity                                                 295,689        277,512
                                                                            -----------    -----------
     Total liabilities and stockholders' equity                             $ 3,521,536    $ 3,507,076
                                                                            ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                DECEMBER 31,                DECEMBER 31,
                                                                         -------------------------   -------------------------
                                                                             2002         2001          2002          2001
                                                                         -------------------------   -------------------------
                                                                                (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                    $   45,504    $   50,205    $  140,995    $  147,752
Mortgage-related securities                                                   4,918         4,807        13,059        15,771
Investment securities                                                         1,546         1,625         4,684         4,819
Interest-bearing deposits                                                       519           511         1,531         1,586
                                                                         ----------    ----------    ----------    ----------
  Total interest income                                                      52,487        57,148       160,269       169,928
INTEREST EXPENSE:
Deposits                                                                     16,177        23,125        51,348        72,022
Notes payable and other borrowings                                            6,484         8,049        20,522        27,369
Other                                                                           127           187           346           462
                                                                         ----------    ----------    ----------    ----------
  Total interest expense                                                     22,788        31,361        72,216        99,853
                                                                         ----------    ----------    ----------    ----------
  Net interest income                                                        29,699        25,787        88,053        70,075
Provision for loan losses                                                       450           150         1,350           910
                                                                         ----------    ----------    ----------    ----------
  Net interest income after provision for loan losses                        29,249        25,637        86,703        69,165
NON-INTEREST INCOME:
Loan servicing income (loss)                                                 (3,378)         (127)       (3,466)          407
Service charges on deposits                                                   1,867         1,706         5,433         4,869
Insurance commissions                                                           337           384         1,457         1,122
Gain on sale of loans                                                         7,605         2,347        14,374         5,663
Net gain (loss) on sale of investments and mortgage-related securities          206            (5)          960           825
Net loss from operations of real estate investments                            (232)         (695)         (584)         (668)
Other                                                                         2,550           822         3,216         2,341
                                                                         ----------    ----------    ----------    ----------
  Total non-interest income                                                   8,955         4,432        21,390        14,559
NON-INTEREST EXPENSE:
Compensation                                                                  9,210         8,407        27,301        24,208
Occupancy                                                                     1,460         1,193         4,257         3,385
Furniture and equipment                                                       1,407         1,160         3,842         3,283
Data processing                                                               1,339         1,252         3,899         3,384
Marketing                                                                       715           612         2,137         1,845
Federal insurance premiums                                                      106           101           328           299
Other                                                                         2,300         3,067         8,100         7,689
                                                                         ----------    ----------    ----------    ----------
  Total non-interest expense                                                 16,537        15,792        49,864        44,093
                                                                         ----------    ----------    ----------    ----------
  Income before income taxes                                                 21,667        14,277        58,229        39,631
Income taxes                                                                  8,260         5,463        21,933        14,667
                                                                         ----------    ----------    ----------    ----------
  Net income                                                             $   13,407    $    8,814    $   36,296    $   24,964
                                                                         ==========    ==========    ==========    ==========

Earnings per share:
  Basic                                                                  $     0.56    $     0.38    $     1.50    $     1.12
  Diluted                                                                      0.55          0.37          1.47          1.09
Dividends declared per share                                                   0.09          0.08          0.26          0.24

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED DECEMBER 31,
                                                                               ------------------------------
                                                                                   2002              2001
                                                                               ------------------------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                      $  36,296       $  24,964
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                           1,350             910
 Provision for depreciation and amortization                                         3,442           5,088
 Net gain on sales of loans                                                        (14,374)         (5,663)
 Amortization of stock benefit plans                                                    28              30
 Tax benefit from stock related compensation                                         1,164              --
 Decrease in accrued interest receivable                                             1,522             398
 Decrease in accrued interest payable                                               (3,043)         (3,000)
 Increase in accounts payable                                                       34,735          62,770
 Other                                                                              11,254           4,881
                                                                                 ---------       ---------
 Net cash provided by operating activities before net proceeds
  from loan sales                                                                   72,374          90,378
 Net increase (decrease) due to origination and sale of loans held for sale         14,154         (42,685)
                                                                                 ---------       ---------
  Net cash provided by operating activities                                         86,528          47,693

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                    12,668           2,600
 Proceeds from maturities of investment securities                                 320,701         337,666
 Purchase of investment securities available for sale                             (332,578)       (346,628)
 Proceeds from sale of mortgage-related securities available for sale               32,392          21,916
 Purchase of mortgage-related securities available for sale                        (58,236)        (51,186)
 Principal collected on mortgage-related securities                                130,284          88,326
 Loans originated for investment                                                  (388,504)       (499,983)
 Principal repayments on loans                                                     175,673         207,140
 Net additions of office properties and equipment                                   (2,556)        (10,348)
 Cash paid to purchase Ledger Capital Corp                                              --          (1,985)
 Investment in real estate held for development and sale                             1,785           2,097
                                                                                 ---------       ---------
  Net cash used by investing activities                                           (108,371)       (250,385)

                                   (Unaudited)

                                                                            NINE MONTHS ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                               2002               2001
                                                                            ------------------------------
                                                                                    (IN THOUSANDS)
FINANCING ACTIVITIES

Increase in deposit accounts                                                 $   21,267       $  438,708
Decrease in advance payments by borrowers
   for taxes and insurance                                                       (6,935)          (6,861)
 Proceeds from notes payable to Federal Home Loan Bank                           95,168          570,700
 Repayment of notes payable to Federal Home Loan Bank                          (134,400)        (633,096)
 Decrease in securities sold under agreements
   to repurchase                                                                     --          (27,813)
 Increase (decrease) in other loans payable                                     (13,552)           8,740
 Treasury stock purchased                                                       (19,618)         (13,743)
 Exercise of stock options                                                        1,794            2,709
 Purchase of stock by retirement plans                                              837              160
 Payments of cash dividends to stockholders                                      (6,513)          (5,402)
                                                                             ----------       ----------
   Net cash provided (used) by financing activities                             (61,952)         334,102
                                                                             ----------       ----------
   Net increase (decrease) in cash and cash equivalents                         (83,795)         131,410
 Cash and cash equivalents at beginning of period                               261,676          105,042
                                                                             ----------       ----------
   Cash and cash equivalents at end of period                                $  177,881       $  236,452
                                                                             ==========       ==========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                        $   73,738       $  124,094
  Income taxes                                                                   15,460           11,919

Non-cash transactions:
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                                   124,115               --

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine-month period ended December 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2002.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended December 31, 2002 and 2001, total comprehensive income amounted to $16.4 million and $9.2 million, respectively. For the nine months ended December 31, 2002 and 2001, comprehensive income was $39.9 million and $26.4 million, respectively.

NEW ACCOUNTING STANDARDS In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at December 31, 2002 and at March 31, 2002. Information regarding the Company's other intangible assets follows:

                                              DECEMBER 31, 2002                               MARCH 31, 2002
                                 ------------------------------------------      ------------------------------------------
                                  CARRYING      ACCUMULATED                       CARRYING      ACCUMULATED
                                   AMOUNT       AMORTIZATION        NET            AMOUNT       AMORTIZATION        NET
                                 ------------------------------------------      ------------------------------------------
                                                                        (In Thousands)
Other intangible assets:
  Core deposit premium           $    3,124      $      639      $    2,485      $    3,408      $      284      $    3,124
  Mortgage servicing rights          20,657           8,561          12,096          16,200           5,175          11,025
                                 ----------      ----------      ----------      ----------      ----------      ----------
  Total                          $   23,781      $    9,200      $   14,581      $   19,608      $    5,459      $   14,149
                                 ==========      ==========      ==========      ==========      ==========      ==========

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of December 31, 2002. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                                   MORTGAGE        CORE
                                                  SERVICING       DEPOSIT
                                                    RIGHTS        PREMIUM     TOTAL
                                                  ----------      -------     ------
                                                               (In Thousands)
Nine months ended December 31, 2002 (actual)      $    8,561      $  639      $9,200

Three months ended March 31, 2003 (estimate)           4,500         213       4,713
Estimate for the year ended March 31,
                  2004                                 3,798         852       4,650
                  2005                                 1,266         852       2,118
                  2006                                 1,266         568       1,834
                  2007                                 1,266          --       1,266

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2002, options for 22,682 shares of common stock were exercised at a weighted-average price of $9.71 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $(240,000). During the quarter ended December 31, 2002, the Corporation repurchased 262,800 shares of common stock. During the quarter, 5,000 shares of treasury stock were reissued to the Corporation's retirement plans. The weighted-average cost of these shares was $20.79 per share or $100,000 in the aggregate and the excess of the cost over the market price of the treasury shares of $5,000 was credited to retained earnings. On November 15, 2002, the Corporation paid a cash dividend of $0.09 per share, amounting to $2.2 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended December 31, 2002 and 2001 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                    THREE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------
                                                        2002              2001
                                                    -------------------------------
Numerator:
      Net income                                    $ 13,407,600      $  8,813,857
                                                    ------------      ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                $ 13,407,600      $  8,813,857

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                23,860,751        23,025,397
      Effect of dilutive securities:
        Employee stock options                           532,354           588,381
        Management Recognition Plans                       4,514            13,399
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                    ------------      ------------
        shares and assumed conversions                24,397,619        23,627,177
                                                    ============      ============
Basic earnings per share                            $       0.56      $       0.38
                                                    ============      ============
Diluted earnings per share                          $       0.55      $       0.37
                                                    ============      ============



                                                    NINE MONTHS ENDED DECEMBER 31,
                                                    -------------------------------
                                                        2002              2001
                                                    -------------------------------
Numerator:
      Net income                                    $ 36,296,486      $ 24,963,726
                                                    ------------      ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                $ 36,296,486      $ 24,963,726

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                24,150,500        22,361,428
      Effect of dilutive securities:
        Employee stock options                           597,962           565,427
        Management Recognition Plans                       9,135            18,559
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                    ------------      ------------
        shares and assumed conversions                24,757,597        22,945,414
                                                    ============      ============
Basic earnings per share                            $       1.50      $       1.12
                                                    ============      ============
Diluted earnings per share                          $       1.47      $       1.09
                                                    ============      ============

NOTE 6 - SUBSEQUENT EVENTS

On January 20, 2003, the Corporation declared a $0.10 per share cash dividend on its common stock to be paid on February 14, 2003 to stockholders of record on January 31, 2003.

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

Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three and nine months ended December 31, 2002, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three months ended December 31, 2002 increased $4.6 million to $13.4 million from $8.8 million and increased $11.3 million to $36.3 million from $25.0 million for the nine months ended December 31, 2002. The increase in net income for the three-month period compared to the same period last year was largely due to a decrease in interest expense of $8.6 million. In addition, non-interest income increased $4.5 million for the three months ended December 31, 2002, primarily due to an increase in the gain on sale of loans of $5.3 million. These increases were partially offset by a decrease in interest income of $4.7 million, an increase in income tax expense of $2.8 million, an increase in non-interest expense of $750,000 and an increase in the provision for loan losses of $300,000. The increase in net income for the nine-month period compared to the same period last year was largely due to a decrease in interest expense of $27.6 million. In addition, non-interest income for the nine months ended December 31, 2002 increased $6.8 million, primarily due to an increase in the gain on sale of loans of $8.7 million. These increases were partially offset by a decrease in interest income of $9.7 million, an increase in income tax expense of $7.3 million, an increase in non-interest expense of $5.8 million and an increase in provision for loan losses of $440,000 for the nine-month period.

Net Interest Income. Net interest income increased $3.9 million and $18.0 million for the three and nine months ended December 31, 2002, respectively, compared to the same periods in 2001. The net interest margin increased to 3.58% from 3.27% for the respective three-month periods and increased to 3.60% from 3.03% for the respective nine-month periods. The interest rate spread increased to 3.48% from 3.18% and increased to 3.49% from 2.83%, respectively, for the same periods.

Interest income on loans decreased $4.7 million and $6.8 million, respectively, for the three and nine months ended December 31, 2002 as compared to the same periods in the prior year. This decrease was the result of a decrease of

93 basis points in the average yield on loans to 6.86% from 7.79% for the three-month period and a decrease of 66 basis points to 7.10% from 7.76% for the nine-month period. Interest income on mortgage-related securities increased $110,000 for the three-month period primarily due to an increase of $27.9 million in the average balance of mortgage related securities and decreased $2.7 million, for the nine-month period due primarily to a decrease of 19 basis points to 6.09% from 6.28%. In addition, the average balance of mortgage-related securities decreased $48.9 million in the nine-month period ended December 31, 2002. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $80,000 and $140,000, respectively, for the three- and nine-month periods ended December 31, 2002 as compared to the same periods in the prior year. This was primarily a result of a decrease of $19.7 million in the average balance of investment securities for the three-month period ended December 31, 2002 and a decrease of 101 basis points in the average yield from 4.66% to 3.65% for the nine-month period as compared to the same period in the prior year. In addition, interest income on interest-bearing deposits increased $10,000 and decreased $60,000 for the three and nine months ended December 31, 2002 as compared to the same periods in 2001.

Interest expense on deposits decreased $6.9 million and $20.7 million for the three and nine months ended December 31, 2002 as compared to the same periods in 2001. These decreases were due primarily to a decrease of 136 basis points in the weighted average cost of deposits to 2.47% from 3.83% for the three-month period and a decrease of 155 basis points to 2.72% from 4.27% for the nine-month period. Interest expense on notes payable and other borrowings decreased $1.6 million and $6.8 million, respectively, during the same periods due primarily to a decrease of $75.9 million and $48.1 million, respectively, in the average balances of notes payable and other borrowings. There was also a decrease in the weighted average cost of notes payable and other borrowings for the three and nine months of 43 basis points and 105 basis points, respectively. Other interest expense decreased $60,000 and $120,000 for the three and nine months ended December 31, 2002, as compared to the same periods in the prior year.

Provision for Loan Losses. Provision for loan losses increased $300,000 to $450,000 and increased $440,000 to $1.4 million for the three- and nine-month periods ended December 31, 2002 compared to the same periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality and reflects losses that are inherent in the loan portfolio.

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

                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                                2002                                   2001
                                                ----------------------------------     ----------------------------------
                                                                          AVERAGE                                AVERAGE
                                                 AVERAGE                   YIELD/       AVERAGE                   YIELD/
                                                 BALANCE      INTEREST    COST (1)      BALANCE      INTEREST    COST (1)
                                                -------------------------------------------------------------------------
                                                                          (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                              $2,053,483    $ 35,164        6.85%    $2,021,719    $ 39,711        7.86%
Consumer loans (2)                                 467,950       8,175        6.99        445,755       8,843        7.94
Commercial business loans(2)                       133,692       2,165        6.48        109,061       1,651        6.06
                                                ----------    --------                 ----------    --------
  Total loans receivable (2)                     2,655,125      45,504        6.86      2,576,535      50,205        7.79
Mortgage-related securities                        349,653       4,918        5.63        321,717       4,807        5.98
Investment securities                               92,348         709        3.07        120,384         921        3.06
Interest-bearing deposits                          168,942         519        1.23         84,915         511        2.41
Federal Home Loan Bank stock                        55,312         837        6.05         47,021         704        5.99
                                                ----------    --------                 ----------    --------
  Total interest-earning assets                  3,321,380      52,487        6.32      3,150,572      57,148        7.26
                                                                          --------                               --------
Non-interest-earning assets                        239,631                                236,115
                                                ----------                             ----------
  Total assets                                  $3,561,011                             $3,386,687
                                                ==========                             ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $  816,307       1,457        0.71     $  735,064       2,548        1.39
Regular passbook savings                           185,832         409        0.88        148,763         430        1.16
Certificates of deposit                          1,620,691      14,311        3.53      1,531,023      20,147        5.26
                                                ----------    --------                 ----------    --------
  Total deposits                                 2,622,830      16,177        2.47      2,414,850      23,125        3.83
Notes payable and other borrowings                 567,578       6,484        4.57        643,463       8,049        5.00
Other                                               16,559         127        3.07         19,378         187        3.86
                                                ----------    --------                 ----------    --------
  Total interest-bearing liabilities             3,206,967      22,788        2.84      3,077,691      31,361        4.08
                                                              --------    --------                   --------    --------
Non-interest-bearing liabilities                    60,514                                 68,152
                                                ----------                             ----------
  Total liabilities                              3,267,481                              3,145,843
Stockholders' equity                               293,530                                240,844
                                                ----------                             ----------
  Total liabilities and stockholders' equity    $3,561,011                             $3,386,687
                                                ==========                             ==========

  Net interest income/interest rate spread                    $ 29,699        3.48%                  $ 25,787        3.18%
                                                              ========                               ========
  Net interest-earning assets                   $  114,413                             $   72,881
                                                ==========                             ==========
  Net interest margin                                                         3.58%                                  3.27%
                                                                          ========                               ========
  Ratio of average interest-earning assets
   to average interest-bearing liabilities            1.04                                   1.02
                                                ==========                             ==========

-----------------------------

(1)   Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

                                                                   NINE MONTHS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                                2002                                   2001
                                                ----------------------------------     ----------------------------------
                                                                          AVERAGE                                AVERAGE
                                                 AVERAGE                   YIELD/       AVERAGE                   YIELD/
                                                 BALANCE      INTEREST    COST (1)      BALANCE      INTEREST    COST (1)
                                                -------------------------------------------------------------------------
                                                                          (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                              $2,090,319    $110,385        7.04%    $1,986,772    $114,580        7.69%
Consumer loans (2)                                 435,004      24,432        7.49        453,998      27,955        8.21
Commercial business loans(2)                       120,760       6,178        6.82         98,675       5,217        7.05
                                                ----------    --------                 ----------    --------
  Total loans receivable (2)                     2,646,083     140,995        7.10      2,539,445     147,752        7.76
Mortgage-related securities                        285,801      13,059        6.09        334,742      15,771        6.28
Investment securities                              117,116       2,486        2.83         96,405       2,883        3.99
Interest-bearing deposits                          157,140       1,531        1.30         67,920       1,586        3.11
Federal Home Loan Bank stock                        53,909       2,198        5.44         41,623       1,936        6.20
                                                ----------    --------                 ----------    --------
  Total interest-earning assets                  3,260,049     160,269        6.55      3,080,135     169,928        7.36
                                                                          --------                               --------
Non-interest-earning assets                        220,596                                125,762
                                                ----------                             ----------
  Total assets                                  $3,480,645                             $3,205,897
                                                ==========                             ==========

INTEREST-BEARING LIABILITIES
Demand deposits                                 $  730,551       5,081        0.93     $  674,007       9,958        1.97
Regular passbook savings                           175,459       1,327        1.01        139,629       1,306        1.25
Certificates of deposit                          1,612,211      44,940        3.72      1,437,352      60,758        5.64
                                                ----------    --------                 ----------    --------
  Total deposits                                 2,518,221      51,348        2.72      2,250,988      72,022        4.27
Notes payable and other borrowings                 621,400      20,522        4.40        669,492      27,369        5.45
Other                                               11,775         346        3.92         16,075         462        3.83
                                                ----------    --------                 ----------    --------
  Total interest-bearing liabilities             3,151,396      72,216        3.06      2,936,555      99,853        4.53
                                                              --------   ---------                   --------    --------
Non-interest-bearing liabilities                    34,589                                 36,970
                                                ----------                             ----------
  Total liabilities                              3,185,985                              2,973,525
Stockholders' equity                               294,660                                232,372
                                                ----------                             ----------
  Total liabilities and stockholders' equity    $3,480,645                             $3,205,897
                                                ==========                             ==========

  Net interest income/interest rate spread                    $ 88,053        3.49%                  $ 70,075        2.83%
                                                              ========   =========                   ========    ========
  Net interest-earning assets                   $  108,653                             $  143,580
                                                ==========                             ==========
  Net interest margin                                                         3.60%                                  3.03%
                                                                         =========                               ========
  Ratio of average interest-earning assets
   to average interest-bearing liabilities            1.03                                   1.05
                                                ==========                             ==========

-----------------------------

(1)   Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Non-Interest Income. Non-interest income increased $4.5 million to $9.0 million and $6.8 million to $21.4 million, respectively, for the three and nine months ended December 31, 2002 as compared to $4.4 million and $14.6 million for the same periods in the prior year, primarily due to an increase in gain on sale of loans of $5.3 million and $8.7 million, respectively. These increases were due to an increase in the gain on sale of loans due to higher volume of loan originations as a result of the low interest rate environment. In addition, other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $1.7 million and $880,000 for the respective three- and nine-month periods ended December 31, 2002 largely due to FASB No.133 hedge income. Service charges on deposit accounts increased $160,000 and $560,000, respectively, for the three and nine months ended December 31, 2002. Net income from operations of real estate investments increased $460,000 and $80,000, respectively, for the three- and nine-month periods ended December 31, 2002 as compared to the same periods in the prior year. Net gain on sale of investments and mortgage-related securities increased $210,000 and $140,000 respectively, for the three and nine months ended December 31, 2002. Insurance commissions decreased $50,000 and increased $340,000 for the respective three- and nine-month periods. These increases were partially offset by a decrease in loan servicing income of $3.3 million and $3.9 million during the three and nine months ended December 31, 2002, respectively, as compared to the same periods in the prior year, due primarily to increased amortization of mortgage servicing rights, which resulted from increases in mortgage loan refinancing in the declining interest rate environment.

Non-Interest Expense. Non-interest expense increased $750,000 to $16.5 million and $5.8 million to $49.9 million, respectively, for the three and nine months ended December 31, 2002 as compared to $15.8 million and $44.1 million for the same periods in 2001, as a result of several factors. Compensation expense increased $800,000 and $3.1 million, respectively, for the three- and nine-month periods compared to the prior periods due primarily to an increase in incentive compensation resulting from increased loan production and increased employee benefits such as health insurance. In addition, occupancy expense increased $270,000 and $870,000, respectively, for the three and nine months ended December 31, 2002 as compared to the same periods in the prior year due largely to increased maintenance and repairs expense. Furniture and equipment expense increased $250,000 and $560,000, in the three and nine months, respectively. In addition, data processing expense increased $90,000 and $520,000, respectively, for the three- and nine-month periods ended December 31, 2002 as compared to the same periods in the prior year primarily due to increased lease payments on computer equipment, line charges and support services. Other non-interest expense decreased $770,000 and increased $410,000, respectively, for the three and nine months largely due to increased postage, telephone and other miscellaneous expense. Marketing expense increased $100,000 and $290,000, respectively, for the three- and nine-month periods ended December 31, 2002 as compared to the same periods in the prior year.

Income Taxes. Income tax expense increased $2.8 million and $7.3 million during the three and nine months ended December 31, 2002, respectively, as compared to the same periods in 2001. The effective tax rate was 38.1% and 37.7%, respectively, for the current three- and nine-month periods, as compared to 38.3% and 37.0% for the three- and nine-month periods last year.

FINANCIAL CONDITION

During the nine months ended December 31, 2002, the Corporation's assets increased by $14.5 million from $3.51 billion at March 31, 2002 to $3.52 billion. The majority of this increase was attributable to increases in loans and mortgage-related securities, which was partially offset by decreases in other categories such as cash and cash equivalents and investments.

Total loans (including loans held for sale) increased $74.6 million during the nine months ended December 31, 2002. Activity for the period consisted of (i) originations and purchases of $1.62 billion, (ii) sales of $1.25 billion, and
(iii) principal repayments and other adjustments of $295.4 million.

Mortgage-related securities (both available for sale and held to maturity) increased $28.1 million during the nine months ended December 31, 2002 as a result of purchases of $58.2 million and principal repayments and other adjustments of $2.2 million. This increase was partially offset by sales of $32.4 million of mortgage-related securities in this nine-month period. Mortgage-related securities consisted of $259.4 million of mortgage-backed securities and $54.3 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at December 31, 2002.

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

Investment securities (both available for sale and held to maturity) decreased $2.3 million during the nine months ended December 31, 2002 as a result of sales and maturities of $333.4 million of U.S. Government and agency securities, which were substantially offset by purchases of $332.6 million of such securities.

Total liabilities decreased $3.7 million during the nine months ended December 31, 2002. This decrease was largely due to a $52.8 million decrease in FHLB advances and other borrowings and a $6.9 million decrease in advance payments by borrowers for taxes and insurance during the nine months ended December 31, 2002. These decreases were partially offset by a $34.7 million increase in other liabilities and a $21.3 million increase in deposits during the nine-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $236.0 million at December 31, 2002 and generally mature within one to five years.

Stockholders' equity increased $18.2 million during the nine months ended December 31, 2002 as a net result of (i) comprehensive income of $39.9 million,
(ii) stock options exercised of $6.2 million (with the excess of the cost of treasury shares over the option price ($4.4 million) charged to retained earnings), (iii) the purchase of stock by retirement plans of $890,000 (with the excess of the cost of treasury shares over the option price ($52,000) charged to retained earnings), and (iv) benefit plan shares earned and related tax adjustments totaling $1.8 million. These increases were partially offset by (i) purchases of treasury stock of $19.6 million and (ii) cash dividends of $6.5 million.

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

Non-performing assets increased $50,000 at December 31, 2002 from March 31, 2002 and remained constant as a percentage of total assets to at 0.30% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                                                  AT MARCH 31,
                                                    AT DECEMBER 31,   --------------------------------------
                                                         2002           2002           2001           2000
                                                    ---------------   --------------------------------------
                                                                      (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                             $  6,236       $  4,505       $  2,572       $  2,582
 Multi-family residential                                    --            187            372              3
 Commercial real estate                                   1,697          2,212            650            126
 Construction and land                                       --            168            257             --
 Consumer                                                   625            933            499            571
 Commercial business                                        446          1,037            697            332
                                                       --------       --------       --------       --------
  Total non-accrual loans                                 9,004          9,042          5,047          3,614
Real estate held for development and sale                    65             74            352          1,691
Foreclosed properties and repossessed assets, net         1,570          1,475            313            272
                                                       --------       --------       --------       --------
  Total non-performing assets                          $ 10,638       $ 10,591       $  5,712       $  5,577
                                                       ========       ========       ========       ========

Performing troubled debt restructurings                $  2,594       $    403       $    300       $    144
                                                       ========       ========       ========       ========

Total non-accrual loans to total loans                     0.31%          0.32%          0.20%          0.15%
Total non-performing assets to total assets                0.30           0.30           0.18           0.19
Allowance for loan losses to total loans                   1.03           1.09           0.94           1.00
Allowance for loan losses to total
 non-accrual loans                                       328.81         346.04         477.04         675.26
Allowance for loan and foreclosure losses
 to total non-performing assets                          283.28         300.05         422.16         439.63

Non-accrual loans decreased $40,000 during the nine months ended December 31, 2002. At December 31, 2002, there was one non-accrual commercial real estate loan with a carrying value greater than $1.0 million. The loan is a loan participation which is secured by a 161 unit motel located in Schiller Park, Illinois, which had a carrying value of $1.5 million at December 31, 2002. The original loan was for $13.1 million, of which the Bank is an 11.5% participant.

Non-performing real estate held for development and sale remained relatively constant for the nine months ended December 31, 2002.

Foreclosed properties and repossessed assets increased $100,000 for the nine months ended December 31, 2002. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at December 31, 2002.

Performing troubled debt restructurings increased $2.2 million during the nine months ended December 31, 2002. This increase was attributable to a commercial real estate property secured by a 182 room lodge located in Sonoma,

California, with a carrying value of $2.0 million, which was acquired in the acquisition of Ledger Capital Corp. on November 10, 2001.

At December 31, 2002, assets that the Corporation has classified as substandard, net of reserves, consisted of $22.2 million of loans and foreclosed properties. As of March 31, 2002, substandard assets amounted to $24.7 million. The decrease of $2.5 million in substandard assets was not attributable to any one specific loan.

A summary of the details regarding impaired loans follows (in thousands):

                                 AT DECEMBER 31,                 AT MARCH 31,
                                 ---------------    ------------------------------------
                                      2002            2002          2001          2000
                                 ---------------    ------------------------------------
Impaired loans with valuation
  reserve required                  $  8,490        $ 11,467      $    964      $  5,637

Less:
  Specific valuation allowance         3,380           4,240           615           952
                                    --------        --------      --------      --------

Total impaired loans                $  5,110        $  7,227      $    349      $  4,685
                                    ========        ========      ========      ========

Average impaired loans              $  6,467        $  6,216      $  3,301      $  5,731

Interest income recognized
  on impaired loans                 $    504        $    740      $     43      $    431

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                              AT MARCH 31,
                 AT DECEMBER 31,  -------------------------------------
                       2002          2002          2001          2000
                 ---------------  -------------------------------------
                                       (In Thousands)
30 to 59 days       $  9,514      $ 17,647      $  7,141      $  3,224
60 to 89 days          1,201         2,671           716           903
                    --------      --------      --------      --------
    Total           $ 10,715      $ 20,318      $  7,857      $  4,127
                    ========      ========      ========      ========

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

A summary of the activity in the allowance for losses on loans follows:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                             DECEMBER 31,                   DECEMBER 31,
                                      ------------------------        ------------------------
                                        2002            2001             2002            2001
                                      ------------------------        ------------------------
                                                       (Dollars In Thousands)
Allowance at beginning of period      $ 30,760        $ 23,773        $ 31,065        $ 24,076
Purchase of Ledger Capital Corp             --           8,438              --           8,438
Charge-offs:
  Mortgage                                (395)            (11)           (846)           (551)
  Consumer                                (104)           (153)           (479)           (537)
  Commercial business                   (1,257)           (484)         (1,754)           (689)
                                      --------        --------        --------        --------
     Total charge-offs                  (1,756)           (648)         (3,079)         (1,777)
Recoveries:
  Mortgage                                 126              17             130              19
  Consumer                                  16               8              41              30
  Commercial business                        9               6              98              48
                                      --------        --------        --------        --------
     Total recoveries                      151              31             269              97
                                      --------        --------        --------        --------
     Net charge-offs                    (1,605)           (617)         (2,810)         (1,680)
Provision for loan losses                  450             150           1,350             910
                                      --------        --------        --------        --------
   Allowance at end of period         $ 29,605        $ 31,744        $ 29,605        $ 31,744
                                      ========        ========        ========        ========

Net charge-offs to average loans         (0.24)%         (0.10)%         (0.21)%         (0.13)%
                                      ========        ========        ========        ========

Although management believes that the December 31, 2002 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-accrual loans, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, which could adversely affect the Corporation's results of operations, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, as well as adhering to high underwriting standards in the origination process, in order to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At December 31, 2002, the Corporation had outstanding commitments to originate loans of $200.1 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $211.5 million and loans sold with recourse to the Corporation in the event of default by the borrower of $372,000. The Corporation had sold loans with recourse in the amount of $8.3 million through the FHLB Mortgage Partnership Finance Program at December 31, 2002. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2002 amounted to $972.6 million and scheduled maturities of FHLB advances during the same period totaled $133.0 million. At December 31, 2002, the Corporation had no reverse repurchase agreements. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended December 31, 2002, the Bank's average liquidity ratio was 20.25%, which was substantially in excess of applicable requirements.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 2002 and March 31, 2002 (dollars in thousands):

                                                                                                MINIMUM REQUIRED
                                                                    MINIMUM REQUIRED               TO BE WELL
                                                                       FOR CAPITAL              CAPITALIZED UNDER
                                             ACTUAL                 ADEQUACY PURPOSES            OTS REQUIREMENTS
                                     --------------------------------------------------------------------------------
                                      AMOUNT          RATIO        AMOUNT          RATIO       AMOUNT           RATIO
                                     --------------------------------------------------------------------------------
AS OF DECEMBER 31, 2002:
Tier 1 capital
  (to adjusted tangible assets)      $256,970          7.46%      $103,312          3.00%      $172,186          5.00%
Risk-based capital
  (to risk-based assets)              283,207         11.28        200,904          8.00        251,130         10.00
Tangible capital
  (to tangible assets)                256,970          7.46         51,656          1.50        N/A             N/A

AS OF MARCH 31, 2002:
Tier 1 capital
  (to adjusted tangible assets)      $250,688          7.31%      $102,903          3.00%      $171,505          5.00%
Risk-based capital
  (to risk-based assets)              277,528         11.01        201,613          8.00        252,016         10.00
Tangible capital
  (to tangible assets)                250,688          7.31         51,451          1.50        N/A             N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at December 31, 2002 and March 31, 2002 (dollars in thousands):

                                                             DECEMBER 31,         MARCH 31,
                                                             -------------------------------
                                                                 2002               2002
                                                             -------------------------------
Stockholders' equity of the Corporation                      $    295,689       $    277,512
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                     (9,782)              (523)
                                                             ------------       ------------
Stockholders' equity of the Bank                                  285,907            276,989
Less: Intangible assets and other non-includable assets           (28,937)           (26,301)
                                                             ------------       ------------
Tier 1 and tangible capital                                       256,970            250,688
Plus: Allowable general valuation allowances                       26,237             26,840
                                                             ------------       ------------
Risk based capital                                           $    283,207       $    277,528
                                                             ============       ============

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at December 31, 2002 has not changed materially since March 31, 2002.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and nine months ended December 31, 2002 and 2001, respectively.

                                                                        THREE MONTHS ENDED DECEMBER 31, 2002
                                                      ------------------------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                       REAL ESTATE          COMMUNITY        INTERSEGMENT          FINANCIAL
                                                       INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                                      -------------       -------------      -------------       -------------
                                                                              (Dollars in thousands)
Interest income                                       $          97       $      52,487      $         (97)      $      52,487
Interest expense                                                 90              22,788                (90)             22,788
                                                      -------------       -------------      -------------       -------------
  Net interest income                                             7              29,699                 (7)             29,699
Provision for loan losses                                        --                 450                 --                 450
                                                      -------------       -------------      -------------       -------------
  Net interest income after provision for
  loan losses                                                     7              29,249                 (7)             29,249
Other income                                                  3,001               9,187             (3,233)              8,955
Other expense                                                 3,240              16,537             (3,240)             16,537
                                                      -------------       -------------      -------------       -------------
  Income (loss) before income taxes                            (232)             21,899                 --              21,667
Income tax expense (benefit)                                   (303)              8,563                 --               8,260
                                                      -------------       -------------      -------------       -------------
  Net income                                          $          71       $      13,336      $          --       $      13,407
                                                      =============       =============      =============       =============

Total assets                                          $      45,134       $   3,476,402      $          --       $   3,521,536

                                                                        THREE MONTHS ENDED DECEMBER 31, 2001
                                                      -----------------------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                       REAL ESTATE          COMMUNITY        INTERSEGMENT          FINANCIAL
                                                       INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                                      -------------       -------------      -------------       -------------
                                                                               (Dollars in thousands)
Interest income                                       $          27       $      57,148      $         (27)      $      57,148
Interest expense                                                 93              31,361                (93)             31,361
                                                      -------------       -------------      -------------       -------------
  Net interest income (loss)                                    (66)             25,787                 66              25,787
Provision for loan losses                                        --                 150                 --                 150
                                                      -------------       -------------      -------------       -------------
  Net interest income (loss) after provision for
  loan losses                                                   (66)             25,637                 66              25,637
Other income                                                  2,688               5,127             (3,383)              4,432
Other expense                                                 3,317              15,792             (3,317)             15,792
                                                      -------------       -------------      -------------       -------------
  Income (loss) before income taxes                            (695)             14,972                 --              14,277
Income tax expense (benefit)                                   (320)              5,783                 --               5,463
                                                      -------------       -------------      -------------       -------------
  Net income (loss)                                   $        (375)      $       9,189      $          --       $       8,814
                                                      =============       =============      =============       =============

Total assets                                          $      46,561       $   3,532,885      $          --       $   3,579,446

                                                                        NINE MONTHS ENDED DECEMBER 31, 2002
                                                      -------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                       REAL ESTATE          COMMUNITY        INTERSEGMENT          FINANCIAL
                                                       INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                                      -------------       -------------      -------------       -------------
                                                                               (Dollars in thousands)
Interest income                                       $         161       $     160,269      $        (161)      $     160,269
Interest expense                                                243              72,216               (243)             72,216
                                                      -------------       -------------      -------------       -------------
  Net interest income (loss)                                    (82)             88,053                 82              88,053
Provision for loan losses                                        --               1,350                 --               1,350
                                                      -------------       -------------      -------------       -------------
  Net interest income (loss) after provision for
  loan losses                                                   (82)             86,703                 82              86,703
Other income                                                 11,761              21,974            (12,345)             21,390
Other expense                                                12,263              49,864            (12,263)             49,864
                                                      -------------       -------------      -------------       -------------
  Income (loss) before income taxes                            (584)             58,813                 --              58,229
Income tax expense (benefit)                                   (505)             22,438                 --              21,933
                                                      -------------       -------------      -------------       -------------
  Net income (loss)                                   $         (79)      $      36,375      $          --       $      36,296
                                                      =============       =============      =============       =============

Total assets                                          $      45,134       $   3,476,402      $          --       $   3,521,536


                                                                          NINE MONTHS ENDED DECEMBER 31, 2001
                                                      -------------------------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                       REAL ESTATE          COMMUNITY        INTERSEGMENT          FINANCIAL
                                                       INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                                      -------------       -------------      -------------       -------------
                                                                                (Dollars in thousands)
Interest income                                       $         156       $     169,928      $        (156)      $     169,928
Interest expense                                                364              99,853               (364)             99,853
                                                      -------------       -------------      -------------       -------------
  Net interest income (loss)                                   (208)             70,075                208              70,075
Provision for loan losses                                        --                 910                 --                 910
                                                      -------------       -------------      -------------       -------------
  Net interest income (loss) after provision for
  loan losses                                                  (208)             69,165                208              69,165
Other income                                                 13,862              15,227            (14,530)             14,559
Other expense                                                14,322              44,093            (14,322)             44,093
                                                      -------------       -------------      -------------       -------------
  Income (loss) before income taxes                            (668)             40,299                 --              39,631
Income tax expense (benefit)                                   (598)             15,265                 --              14,667
                                                      -------------       -------------      -------------       -------------
  Net income (loss)                                   $         (70)      $      25,034      $          --       $      24,964
                                                      =============       =============      =============       =============

Total assets                                          $      46,561       $   3,532,885      $          --       $   3,579,446

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

                                 ANCHOR BANCORP WISCONSIN INC.


Date: February 10, 2003          By: /s/ Douglas J. Timmerman
     -------------------            --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer


Date: February 10, 2003          By: /s/ Michael W. Helser
     -------------------            --------------------------------------------
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


Date: February 10, 2003        /s/ Douglas J. Timmerman
                               --------------------------------------------
                               Douglas J. Timmerman
                               Chairman, President and Chief Executive Officer

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


Date: February 10, 2003          /s/ Michael W. Helser
                                 --------------------------------------
                                 Michael W. Helser
                                 Chief Financial Officer and Treasurer