Form 10-K
period 2003-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2003-06-13
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

                         Commission File Number 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                              39-1726871
---------------------------------                            -------------------
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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).                                     [X]

         As of September 30, 2002, the aggregate market value of the 22,207,552 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was $448.6 million, based upon the closing price of $20.20 per share of common stock as reported by the Nasdaq Stock Market, National Market System on such date. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of May 30, 2003, 23,836,013 shares of the registrant's common stock were outstanding. There were also 100,000 series A- preferred stock purchase rights authorized with none outstanding, as of the same date.

                       Documents Incorporated by Reference

    Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2003

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

         The Bank has three wholly owned subsidiaries. Anchor Investment Services, Inc. ("AIS"), a Wisconsin corporation, offers investments and credit life and disability insurance to the Bank's customers and other members of the general public. ADPC Corporation ("ADPC"), a Wisconsin corporation, holds and develops certain of the Bank's foreclosed properties. Anchor Investment Corporation ("AIC") is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-related securities).

         The Corporation maintains a web site at www.anchorbank.com. All the Corporation's filings under the Exchange Act are available through that web site, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the SEC.

CAUTIONARY FACTORS

         This Form 10-K contains or incorporates by reference various forward-looking statements concerning the Corporation's prospects that are based on the current expectations or beliefs of management. Forward-looking statements may also be made by the Corporation from time to time in other reports and documents as well as oral presentations. When used in written documents or oral statements, the words "anticipate," "believe," "estimate," "expect," "objective" and similar expressions and verbs in the future tense, are intended to identify forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the Corporation's control, that could cause the Corporation's actual results and performance to differ materially from what is expected. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Corporation: general economic conditions; legislative and regulatory initiatives; increased competition and other effects of deregulation and consolidation of the financial services industry; monetary and fiscal policies of the federal government; deposit flows; disintermediation; the cost of funds; general market rates of interest; interest rates or investment returns on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; general economic developments; acts of terrorism and developments in the war on terrorism; and changes in the quality or composition of loan and investment portfolios. See also the factors regarding future operations discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, particularly those under the caption "Risk Factors."

MARKET AREA

         The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin, as well as contiguous counties in Iowa and Illinois. As of March 31, 2003, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 54 other full-service offices located primarily in south-central and southwest Wisconsin and two loan origination offices.

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

LENDING ACTIVITIES

         GENERAL. At March 31, 2003 the Bank's net loans held for investment totaled $2.8 billion, representing approximately 78.3% of its $3.5 billion of total assets at that date. Approximately $2.3 billion or 78.4% of the Bank's total loans held for investment at March 31, 2003 were secured by first liens on real estate.

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

         Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2003, the Bank's total loans held for investment included $502.6 million or 16.9% of consumer loans and $137.4 million or 4.6% of commercial business loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.

                                                                        MARCH 31,
                                     -----------------------------------------------------------------------------
                                                2003                      2002                     2001
                                     -----------------------------------------------------------------------------
                                                      PERCENT                   PERCENT                   PERCENT
                                        AMOUNT       OF TOTAL     AMOUNT       OF TOTAL     AMOUNT       OF TOTAL
                                     -----------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Single-family residential          $  724,900        24.44%  $  855,437        30.33%  $  872,718        34.17%
  Multi-family residential              474,678        16.00      388,919        13.79      305,009        11.94
  Commercial real estate                747,682        25.20      686,237        24.33      501,640        19.64
  Construction                          331,338        11.17      288,377        10.22      266,712        10.44
  Land                                   47,951         1.62       45,297         1.61       43,849         1.72
                                     ----------        -----   ----------        -----   ----------        -----
    Total mortgage loans              2,326,549        78.43    2,264,267        80.28    1,989,928        77.90
                                     ----------        -----   ----------        -----   ----------        -----

Consumer loans:
  Second mortgage and home equity       269,990         9.10      226,134         8.02      271,733        10.64
  Education                             166,507         5.61      130,752         4.64      130,215         5.10
  Other                                  66,150         2.23       75,808         2.69       72,274         2.83
                                     ----------        -----   ----------        -----   ----------        -----
    Total consumer loans                502,647        16.94      432,694        15.34      474,222        18.57
                                     ----------        -----   ----------        -----   ----------        -----

Commercial business loans:
  Loans                                 136,090         4.59      121,723         4.32       90,212         3.53
  Lease receivables                       1,270         0.04        1,803         0.06            -         0.00
                                     ----------        -----   ----------        -----   ----------        -----
    Total commercial business loans     137,360         4.63      123,526         4.38       90,212         3.53
                                     ----------        -----   ----------        -----   ----------        -----

    Gross loans receivable

                                      2,966,556       100.00%   2,820,487       100.00%   2,554,362       100.00%
                                                      ======                    ======                    ======

Contras to loans:
  Undisbursed loan proceeds            (160,724)                 (157,667)                 (111,298)
  Allowance for loan losses             (29,677)                  (31,065)                  (24,076)
  Unearned net loan fees                 (4,946)                   (4,286)                   (3,610)
  Discount on loans purchased              (147)                     (215)                     (371)
  Unearned interest                         (74)                       (6)                      (31)
                                     ----------                ----------                ----------
    Total contras to loans             (195,568)                 (193,239)                 (139,386)
                                     ----------                ----------                ----------

    Loans receivable, net            $2,770,988                $2,627,248                $2,414,976
                                     ==========                ==========                ==========

                                                            MARCH 31,
                                       ---------------------------------------------------
                                                  2000                     1999
                                       ---------------------------------------------------
                                                        PERCENT                   PERCENT
                                         AMOUNT        OF TOTAL     AMOUNT        OF TOTAL
                                       ---------------------------------------------------
                                                      (Dollars in thousands)
Mortgage loans:
  Single-family residential            $1,001,408        41.24%  $1,061,813        47.66%
  Multi-family residential                291,917        12.02      233,984        10.50
  Commercial real estate                  388,678        16.01      282,980        12.70
  Construction                            210,660         8.68      179,189         8.04
  Land                                     29,232         1.20       17,309         0.78
                                       ----------        -----   ----------        -----
    Total mortgage loans                1,921,895        79.15    1,775,275        79.69
                                       ----------        -----   ----------        -----

Consumer loans:
  Second mortgage and home equity         243,124        10.01      214,295         9.62
  Education                               136,011         5.60      130,254         5.85
  Other                                    65,686         2.71       56,590         2.54
                                       ----------        -----   ----------        -----
    Total consumer loans                  444,821        18.32      401,139        18.01
                                       ----------        -----   ----------        -----

Commercial business loans:
  Loans                                    61,419         2.53       51,403         2.31
  Lease receivables                             -         0.00            -         0.00
                                       ----------        -----   ----------        -----
    Total commercial business loans        61,419         2.53       51,403         2.31
                                       ----------        -----   ----------        -----

    Gross loans receivable              2,428,135       100.00%   2,227,817       100.00%
                                                        ======                    ======

Contras to loans:
  Undisbursed loan proceeds               (97,092)                  (87,401)
  Allowance for loan losses               (24,404)                  (24,027)
  Unearned net loan fees                   (3,528)                   (4,015)
  Discount on loans purchased                (361)                     (792)
  Unearned interest                           (29)                      (16)
                                       ----------                ----------
    Total contras to loans               (125,414)                 (116,251)
                                       ----------                ----------

    Loans receivable, net              $2,302,721                $2,111,566
                                       ==========                ==========

         The following table shows, at March 31, 2003, the scheduled contractual maturities of the Bank's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

                                                   MULTI-FAMILY
                                                    RESIDENTIAL
                                                       AND
                                     SINGLE-FAMILY  COMMERCIAL                COMMERCIAL
                                      RESIDENTIAL   REAL ESTATE   CONSUMER     BUSINESS
                                         LOANS        LOANS        LOANS        LOANS
                                     ---------------------------------------------------
Amounts due:
  In one year or less                  $   12,414   $  166,172   $   19,109   $   63,661
  After one year through
    five years                             26,633      579,109      169,111       68,834
  After five years                        685,853      477,079      314,427        4,865
                                       ----------   ----------   ----------   ----------
                                       $  724,900   $1,222,360   $  502,647   $  137,360
                                       ==========   ==========   ==========   ==========

Interest rate terms on amounts
  due after one year:
    Fixed                              $  249,445   $  278,820   $  398,870   $   34,474
                                       ==========   ==========   ==========   ==========
    Adjustable                         $  463,041   $  777,368   $   84,668   $   39,225
                                       ==========   ==========   ==========   ==========

         SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings institutions, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 2003, $724.9 million or 24.4% of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency.

         The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans at its discretion, based on a designated index. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2003, approximately $475.5 million or 65.6% of the Bank's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

         The Bank continues to originate long-term, fixed-rate conventional mortgage loans. The Bank generally sells current production of these loans with terms of 15 years or more to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), FHLB, and other institutional investors, while keeping some of the 10-year term loans in its portfolio. In order to provide a full range of products to its customers, the Bank also participates in the loan origination programs of Wisconsin Housing and Economic

Development Authority ("WHEDA"), and Wisconsin Department of Veterans Affairs ("WDVA"). The Bank retains the right to service substantially all loans that it sells.

         At March 31, 2003, approximately $249.4 million or 34.4% of the Bank's permanent single-family residential loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. The Bank originates multi-family loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2003, the Bank had $474.7 million of loans secured by multi-family residential real estate and $747.7 million of loans secured by commercial real estate. These represented 16.0% and 25.2% of the Bank's total loans held for investment, respectively. The Bank generally limits the origination of such loans to its primary market area.

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

         CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 2003, construction loans amounted to $331.3 million or 11.2% of the Bank's total loans held for investment. Land loans amounted to $48.0 million or 1.6% of the Bank's total loans held for investment at March 31, 2003.

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

         CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2003, $502.6 million or 16.9% of the Bank's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.

         The largest component of the Bank's consumer loan portfolio is second mortgage and home equity loans, which amounted to $270.0 million or 9.1% of total loans at March 31, 2003. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

         Approximately $166.5 million or 5.6% of the Bank's total loans at March 31, 2003 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association ("SLMA") or to other investors. The Bank sold $5.0 million of these education loans during fiscal 2003.

         The remainder of the Bank's consumer loan portfolio consists of deposit account secured loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank participates with a third party, Elan, in 45% of the outstanding balances and is responsible for 45% of the losses.

         The Bank is allocated 32% of the interest paid on assigned debt and 25% of interchange income established by Visa and MasterCard. The bank also shares 33% of annual fees paid to Elan and 30% of late payments paid to Elan. Also, account incentive fees of $20 per card are paid to the Bank for newly established accounts.

         At March 31, 2003, the Bank's approved credit card lines and the outstanding credit pursuant to such lines amounted to $41.7 million and $5.5 million, respectively.

         COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2003, commercial business loans amounted to $137.4 million or 4.6% of the Bank's total loans held for investment. The Bank's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

         The Bank's general policy is to lend up to 80% of the appraised value or purchase price of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 2003, the Bank had approximately $39.3 million of loans that had loan-to-value ratios of greater Than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

         The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA, FHLB and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is reliant on a number of factors but is most influenced by general interest rates. In periods of lower interest rates, such as fiscal 2003, customer demand for fixed-rate mortgages increases. In periods of higher interest rates, such as occurred in fiscal 2000, customer demand for fixed-rate mortgages declines. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 90% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

         The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2003, the Bank was servicing $2.5 billion of loans for others.

         The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2003, approximately $83.6 million of mortgage loans were being serviced for the Bank by others.

         The following table shows the Bank's consolidated total loans originated, purchased, sold and repaid during the periods indicated.

                                                                  YEAR ENDED MARCH 31,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------------------------------------
                                                                   (In Thousands)
Gross loans receivable at beginning of year(1)       $  2,867,007   $  2,571,984   $  2,429,899
Loans originated for investment:
  Single-family residential                                99,380         18,245         43,851
  Multi-family residential                                168,882        188,077         42,424
  Commercial real estate                                  524,941        344,131        273,142
  Construction and land                                   420,231        362,507        332,145
  Consumer                                                263,628        181,782        203,929

  Commercial business                                      72,199         67,390         71,982
                                                     ------------   ------------   ------------
    Total originations                                  1,549,261      1,162,132        967,473
                                                     ------------   ------------   ------------
Loans purchased for investment:
  Single-family residential                                     -              -              -
  Multi-family residential                                      -              -            330
  Commercial real estate                                        -              -            766
                                                     ------------   ------------   ------------
    Total purchases                                             -              -          1,096
    Total originations and purchases                    1,549,261      1,162,132        968,569

Repayments                                             (1,279,077)      (896,007)      (713,885)
Transfers of loans to held for sale                      (124,115)             -       (128,456)
                                                     ------------   ------------   ------------
    Net activity in loans held for investment             146,069        266,125        126,228
                                                     ------------   ------------   ------------
Loans originated for sale:
  Single-family residential                             1,757,299      1,097,655        579,699
Transfers of loans from held for investment               124,115              -        128,456
Sales of loans                                         (1,760,765)    (1,068,757)      (563,842)
Loans converted into mortgage-backed
  securities                                             (124,115)             -       (128,456)
                                                     ------------   ------------   ------------
     Net activity in loans held for sale                   (3,466)        28,898         15,857
                                                     ------------   ------------   ------------
     Gross loans receivable at end of period         $  3,009,610   $  2,867,007   $  2,571,984
                                                     ============   ============   ============

(1) Includes loans held for sale and loans held for investment

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

         The interest income that would have been recorded during fiscal 2003 if the Bank's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $651,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2003 was $228,000.

         The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank's total loans held for investment at the dates indicated.

                                                          MARCH 31,
                       ---------------------------------------------------------------------------
                                 2003                       2002                     2001
                       ---------------------------------------------------------------------------
                                          % OF                      % OF                      % OF
                                          TOTAL                     TOTAL                     TOTAL
 DAYS PAST DUE           BALANCE          LOANS    BALANCE          LOANS    BALANCE          LOANS
--------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
30 to 59 days          $   10,083         0.34%  $   17,647         0.63%  $    7,141         0.28%
60 to 89 days               5,612         0.19        2,671         0.09          716         0.03
90 days and over           10,069         0.34        9,042         0.32        5,047         0.20
                       ----------         ----   ----------         ----   ----------         ----
   Total               $   25,764         0.87%  $   29,360         1.04%  $   12,904         0.51%
                       ==========         ====   ==========         ====   ==========         ====

         There were two non-accrual loans with carrying values of $1.0 million or greater at March 31, 2003. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in
Item 8.

         NON-PERFORMING REAL ESTATE HELD FOR DEVELOPMENT AND SALE. At March 31, 2003, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. Non-performing real estate held for development and sale remained relatively constant during the fiscal year. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under "Subsidiaries - Investment Directions, Inc." and "- Nevada Investment Directions, Inc." and Note 16 to the Consolidated Financial Statements in Item 8.

         FORECLOSED PROPERTIES. At March 31, 2003, the Bank had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets remained relatively constant with an increase of $60,000 during the fiscal year.

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

         At March 31, 2003, there were $25.1 million of classified assets including non-performing assets plus other loans and assets, meeting the criteria for classification. The criteria for the classification of assets comes from information causing management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and would indicate that such loans have the potential to be included as non-accrual, past due, or impaired (as defined in SFAS No. 114), in the future periods. However, no loss is anticipated at this time.

         As of March 31, 2003, there were no loans classified as special mention, doubtful or loss. At March 31, 2002, substandard assets amounted to $24.7 million and no loans were classified as special mention, doubtful or loss. The increase of $400,000 in classified assets was not attributable to any one specific loan.

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

         Additional discussion on the allowance for losses at March 31, 2003 has been presented as part of the discussion under "Allowance for Loan and Foreclosure Losses" in Management's Discussion and Analysis, which is contained in Item 7.

SECURITIES - GENERAL

         Management determines the appropriate classification of securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in the income statement.

         Securities not classified as held to maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the years ended March 31, 2003 and 2002, stockholders' equity increased $1.7 million (net of deferred income tax payable of $1.1 million), and increased $519,000 (net of deferred income tax payable of $2.3 million), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 2003.

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

         The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                      MARCH 31,
                                     ---------------------------------------------------------------------------
                                               2003                     2002                      2001
                                     ---------------------------------------------------------------------------
                                      AMORTIZED                 AMORTIZED                AMORTIZED
                                        COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
                                     ---------------------------------------------------------------------------
                                                                   (In Thousands)
Available For Sale:
  U.S. Government and federal
    agency obligations               $   75,675   $   75,823   $   43,261   $   43,442   $    9,081   $    9,219

  Mutual fund                             9,815        9,812       10,587       10,582        5,996        6,005
  Corporate stock and other              10,151       11,557       11,040       11,969        7,837        6,992
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                     $   95,641   $   97,192   $   64,888   $   65,993   $   22,914   $   22,216

Held To Maturity:
  U.S. Government and federal
    agency obligations               $    2,998   $    3,095   $    7,747   $    7,897   $   33,913   $   34,096
  Other securities                            -            -            -            -            -            -
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                          2,998        3,095        7,747        7,897       33,913       34,096
                                     ----------   ----------   ----------   ----------   ----------   ----------

   Total investment securities       $   98,639   $  100,287   $   72,635   $   73,890   $   56,827   $   56,312
                                     ==========   ==========   ==========   ==========   ==========   ==========

         For additional information regarding the Corporation's investment securities, see the Corporation's Consolidated Financial Statements, including
Note 3 thereto included in Item 8.

MORTGAGE-RELATED SECURITIES

         The Corporation purchases mortgage-related securities to supplement loan production and to provide collateral for borrowings. The Corporation invests in mortgage-backed securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA") backed by FHLMC, FNMA and GNMA mortgage-backed securities.

         At March 31, 2003, the amortized cost of the Corporation's mortgage-backed securities held to maturity amounted to $60.4 million and included $53.9 million, $6.5 million and $20,000 which are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The adjustable-rate securities included in the above totals for March 31, 2003, are $400,000 and $1.1 million for FNMA and FHLMC, respectively.

         The fair value of the Corporation's mortgage-backed securities available for sale amounted to $131.6 million at March 31, 2003, of which $1.4 million are five- and seven-year balloon securities, $59.0 million are 10-, 15- and 30-year securities and $71.2 million are adjustable-rate securities.

         Mortgage-backed securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2003, $98.0 million of the Corporation's mortgage-backed securities available for sale and $56.9 million of the Corporation's mortgage-backed securities held to maturity were pledged to secure various obligations of the Corporation.

         The table below sets forth information regarding the amortized cost and fair values of the Corporation's mortgage-related securities at the dates indicated.

                                                                      MARCH 31,
                                     ---------------------------------------------------------------------------
                                               2003                     2002                      2001
                                     ---------------------------------------------------------------------------
                                      AMORTIZED                 AMORTIZED                AMORTIZED
                                        COST      FAIR VALUE      COST      FAIR VALUE     COST       FAIR VALUE
                                     ---------------------------------------------------------------------------
                                                                   (In Thousands)
Available For Sale:
  Agency CMO/Remic's                 $   44,929   $   45,082   $   33,231   $   33,418   $   12,180   $   12,416
  Corporate CMO's                         8,808        9,072       18,369       18,874        7,992        8,476
  Mortgage Pool Securities              127,116      131,597       91,139       93,001      149,914      153,076
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                     $  180,853   $  185,751   $  142,739   $  145,293   $  170,086   $  173,968

Held To Maturity:
  Agency CMO/Remic's                 $    2,600   $    2,661   $    5,776   $    5,879   $   11,042   $   11,170
  Mortgage Pool Securities               60,398       63,416      134,517      135,451      194,149      196,499
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                     $   62,998   $   66,077   $  140,293   $  141,330   $  205,191   $  207,669
                                     ----------   ----------   ----------   ----------   ----------   ----------

  Total Mortgage Related Securities  $  243,851   $  251,828   $  283,032   $  286,623   $  375,277   $  381,637
                                     ==========   ==========   ==========   ==========   ==========   ==========

         Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMOs"), including CMOs which qualify as Real Estate Mortgage Investment Conduits ("REMICs") under the Internal Revenue Code of 1986, as amended ("Code"). At March 31, 2003, the Corporation's had $2.6 million in mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $54.2 million at the same date.

         The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 2003, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                        ONE TO FIVE YEARS         FIVE TO TEN YEARS          OVER TEN YEARS
                                     -----------------------   -----------------------   -----------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                   AVERAGE                   AVERAGE                   AVERAGE
                                       BALANCE      YIELD        BALANCE       YIELD      BALANCE       YIELD        TOTAL
                                     ----------------------------------------------------------------------------------------
                                                                     (Dollars In Thousands)
Available for Sale:
     Mortgage-derivative securities  $       16      5.49%     $    8,793      5.37%     $   45,345      5.12%     $   54,154
     Mortgage-backed securities           1,988      5.49          13,101      5.93         116,508      5.70         131,597
                                     ----------      ----      ----------      ----      ----------      ----      ----------
                                          2,004      5.49          21,894      5.70         161,853      5.54         185,751
                                     ----------      ----      ----------      ----      ----------      ----      ----------

Held to Maturity:
     Mortgage-derivative securities         114      7.23           1,884      5.95             602      6.00           2,600
     Mortgage-backed securities           7,765      5.89           8,583      6.54          44,050      6.29          60,398
                                     ----------      ----      ----------      ----      ----------      ----      ----------
                                          7,879      5.91          10,467      6.43          44,652      6.29          62,998
                                     ----------      ----      ----------      ----      ----------      ----      ----------

Mortgage-related securities          $    9,883      5.82%     $   32,361      5.94%     $  206,505      5.70%     $  248,749
                                     ==========      ====      ==========      ====      ==========      ====      ==========

         Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

         For additional information regarding the Corporation's mortgage-related securities, see the Corporation's Consolidated Financial Statements, including
Note 4 thereto, included in Item 8.

SOURCES OF FUNDS

         GENERAL. Deposits are a major source of the Bank's funds for lending and other investment activities. In addition to deposits, the Bank derives funds from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

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

         The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank's liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2003, the Bank had $239.4 million in brokered deposits.

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

         The following table sets forth the amount and maturities of the Bank's certificates of deposit at March 31, 2003.

                                       OVER SIX       OVER       OVER TWO
                                        MONTHS      ONE YEAR       YEARS        OVER
                         SIX MONTHS     THROUGH      THROUGH      THROUGH       THREE
 INTEREST RATE            AND LESS     ONE YEAR     TWO YEARS   THREE YEARS     YEARS       TOTAL
----------------------------------------------------------------------------------------------------
                                                       (In Thousands)
1.00% to 2.99%           $  269,298   $   81,652   $  157,799   $   19,728   $    1,322   $  529,799
3.00% to 4.99%              328,464      329,600      118,250       20,788       72,455      869,557
5.00% to 6.99%               34,748       14,143       58,743       23,607       70,034      201,275
7.00% to 8.99%                  498          100            -          128            -          726
9.00% to 10.99%                   -            -            -            -            -            -
Ledger PVA (1)                    -            -            -            -            -        3,119
                         ----------   ----------   ----------   ----------   ----------   ----------
                         $  633,008   $  425,495   $  334,792   $   64,251   $  143,811   $1,604,476
                         ==========   ==========   ==========   ==========   ==========   ==========

(1) Stemming from the Bank's purchase of Ledger Bank on November 10, 2001, an adjustment was made to the market values of certificate of deposit and core deposit accounts. The market value of certificate of deposit accounts was determined by discounting cash flows using current deposit rates for the remaining contractual maturity. The market value of core deposits (checking, money market, and passbook accounts) was determined using discounted cash flows with estimated decay rates.

         At March 31, 2003, the Bank had $204.6 million of certificates greater than or equal to $100,000, of which $2.2 million are scheduled to mature in seven through twelve months and $202.4 million in over twelve months.

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

         From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2003 but may do so in the future.

         The Corporation has a short-term line of credit used in part to fund IDI's partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2003. See Note 9 to the Corporation's Consolidated Financial Statements in Item 8 for more information on borrowings.

         The following table sets forth the outstanding balances and weighted average interest rates for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                                                      MARCH 31,
                                     ----------------------------------------------------------------------------
                                              2003                      2002                      2001
                                     ----------------------------------------------------------------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                   AVERAGE                   AVERAGE                   AVERAGE
                                       BALANCE      RATE         BALANCE      RATE         BALANCE      RATE
                                     ----------------------------------------------------------------------------
                                                               (Dollars In Thousands)
FHLB advances                        $  554,268      4.33%     $  569,500      4.78%     $  669,896      6.05%
Repurchase agreements                         -      0.00               -      0.00          27,948      5.32
Other loans payable                      41,548      2.78          52,090      3.62          42,754      7.33

         The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                                                     MARCH 31,
                                                     ------------------------------------------
                                                           2003          2002           2001
                                                     ------------------------------------------
                                                                    In Thousands)
Maximum month-end balance:
  FHLB advances                                      $    188,900   $    431,296   $    498,446
  Repurchase agreements                                         -         32,101        116,551
  Other loans payable                                      52,695         52,174         43,015

Average balance:
  FHLB advances                                           145,342        228,523        455,828
  Repurchase agreements                                         -          8,233         83,310
  Other loans payable                                      42,325         46,743         35,224

SUBSIDIARIES

         INVESTMENT DIRECTIONS, INC. IDI is a wholly owned non-banking subsidiary of the Corporation that has invested in various limited partnerships and subsidiaries funded by borrowings from the Corporation. The Corporation's investment in IDI at March 31, 2003 amounted to $2.2 million as compared to $2.9 million for the year ended March 31, 2002. IDI had total assets of $40.9 million and a net loss of $600,000. This compares to total assets of $38.6 million and a net loss of $520,000 for the prior year ended March 31, 2002.

         NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in various limited partnerships such as Oakmont. NIDI was organized in the state of Nevada. IDI's investment in NIDI at March 31, 2003 amounted to $4.3 million and $4.5 million for the prior fiscal year. For the year ended March 31, 2003, NIDI had total assets of $4.5 million and a net loss of $220,000. This compares to total assets of $4.9 million and net income of $36,000 for the prior year ended March 31, 2002.

         OAKMONT. Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park Round Rock Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The office park consists of four office warehouse buildings totaling 163,000 square feet. The project is currently in the lease up stage and is also being marketed for sale. At March 31, 2003, Oakmont's investment in Chandler Creek was $2.6 million, and Oakmont had extended $3.6 million to the unrelated partner in Chandler Creek. This compares to a carrying value of $3.1 million and a loan to the partner of $2.0 million for the prior year ended March 31, 2002. For the year ended March 31, 2003, Oakmont had total assets of $6.3 million and a net loss of $560,000. This compares to total assets of $5.2 million and a net loss of $200,000 at March 31, 2002.

         S&D INDIAN PALMS, LTD. Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha who in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to outside parties. As a result of these land sales, Indian Palms had a deferred gain of $820,000 as of March 31, 2003. IDI's investment in Indian Palms at March 31, 2003 amounted to $21.3 million. IDI's investment in Indian Palms at March 31, 2002 amounted to $22.2 million. For the year ended March 31, 2003, Indian Palms had total assets of $25.5 million, a net loss of $990,000, and deferred gains of $820,000. This compares to total assets of $28.6 million, a net loss of $1.4 million and deferred gains of $960,000 for the year ended March 31, 2002. As of March 31, 2003, Indian Palms had borrowed $3.2 million from another bank, which is secured by the land. This compares to a principal balance of $5.2 million for the year ended March 31, 2002.

         CALIFORNIA INVESTMENT DIRECTIONS, INC. CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. IDI's investment in CIDI at March 31, 2003 amounted to $340,000 compared to an investment in CIDI at March 31, 2002 of $214,000. For the year ended March 31, 2003, CIDI had total assets of $450,000 and net income of $100,000. This compares to total assets of $290,000 and net income of $160,000 for the year ended March 31, 2002.

         DAVSHA, LLC. Davsha is a wholly owned non-banking subsidiary of IDI and CIDI. Davsha was organized in the state of California where it purchased land from Indian Palms and develops residential housing for sale. For the year ended March 31, 2003, Davsha had total assets of $10.8 million and net income of $950,000. This compares to total assets of $12.3 million and net income of $1.5 million for the year ended March 31, 2002.

         Davsha has five wholly owned non-banking subsidiaries, Davsha II, Davsha III, Davsha IV, Davsha V and Davsha VI. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha.

         DAVSHA II, LLC. Davsha II is a wholly owned non-banking subsidiary of Davsha formed in April 2000. Davsha II was organized in the state of California. Davsha II is a limited partner in Paragon Indian Palms Associates, a partnership formed in February 2000, to develop residential housing. Davsha's investment in Davsha II at March 31, 2003, amounted to $700,000 as compared to $210,000 at March 31, 2002. For the year ended March 31, 2003, Davsha II had total assets of $1.5 million and net income of $490,000 as compared to total assets of $1.7 million and net income of $160,000 for the year ended March 31, 2002. As of March 31, 2003, Paragon had $1.2 million in outside borrowings guaranteed by IDI. This compares to a principal balance of $3.2 million at March 31, 2002.

         DAVSHA III, LLC. Davsha III is a wholly owned non-banking subsidiary of Davsha formed in February 2001. Davsha III was organized in the state of California and is a limited partner in Indian Palms 147, LLC, a partnership formed in February 2001 to develop residential housing. Davsha's investment in Davsha III at March 31, 2003 amounted to $940,000 as compared to $20,000 for the year ended March 31, 2002. Davsha III had total assets of $5.6 million and net income of $920,000 as compared to total assets of $3.2 million and net income of $20,000 for the year ended March 31, 2002. Indian Palms 147 has $2.7 million in outside borrowings guaranteed by IDI. This compares to a principal balance of $4.4 million at March 31, 2002.

         DAVSHA IV, LLC. Davsha IV is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha IV was organized in the state of California and is a limited partner in DH Indian Palms I, LLC., a partnership formed in July 2001 to develop residential housing. Davsha's investment in Davsha IV at March 31, 2003 and 2002 amounted to $1.6 million and ($20,000), respectively. For the year ended March 31, 2003, Davsha IV had total assets of $420,000 and net income of $220,000. This compares to total assets of $1.5 million and a net loss of $20,000 for the year ended March 31, 2002. DH Indian Palms I had $1.7 million in outside borrowings guaranteed by IDI at March 31, 2003. This compares to $1.8 million in outside borrowings guaranteed by IDI at March 31, 2002.

         DAVSHA V, LLC. Davsha IV is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha V was organized in the state of California and is a limited partner in Villa Santa Rosa, LLC., a partnership formed in July 2002 to develop residential housing. Davsha's investment in Davsha V at March 31, 2003 amounted to $1.2 million. For the year ended March 31, 2003, Davsha V had total assets of $470,000 and a net loss of $1,000. Villa Santa Rosa had $3.3 million in outside borrowings guaranteed by IDI at March 31, 2003.

         DAVSHA VI, LLC. Davsha VI is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha VI was organized in the state of California and is a limited partner in Bellasara, LLC, a partnership formed in July 2002 to develop residential housing. Davsha's investment in Davsha VI at March 31, 2003 amounted to $520,000. For the year ended March 31, 2003, Davsha VI had total assets of $(290,000) and a net loss of $1,000. Bellasara had $2.6 million in outside borrowings guaranteed by IDI at March 31, 2003.

         Together, IDI, NIDI, CIDI, Indian Palms, Davsha, Davsha II, Davsha III, Davsha IV, Davsha V, Davsha VI and Oakmont represent the real estate investment segment of the Corporation's business. This segment is categorized as real estate held for development and sale on the Corporation's consolidated financial statements. Net of specific reserves of $650,000 and non-performing real estate held for development and sale of $1.5 million, the segment represents $45.0 million of total assets. The specific reserve of $650,000 has been established for probable and reasonably estimatable declines in the property value of the golf course land at the Indian Palms subsidiary's golf course operation. For further discussion of the real estate held for development and sale segment, see
Note 16 to the Corporation's Consolidated Financial Statements in Item 8.

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

         As of March 31, 2003, IDI's total investment in the Florida project was $4.3 million. This compares to $3.8 million for the prior year ended March 31, 2002. The project reported net income of $9,000 for the year ended March 31, 2003 as compared to a net loss of $225,000 for the year ended March 31, 2002. As a result of the changes in ownership interest and reorganization, the Florida project had a deferred gain of $810,000 as of March 31, 2003. This compares to a deferred gain of $820,000 as of March 31, 2002. This gain will be realized as lots are developed and sold. IDI holds three lines of credit with the Florida operation totaling $550,000 as of March 31, 2003 as compared to $340,000 in notes as of March 31, 2002. IDI has also funded $600,000 to their partner in this project.

         The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2003, IDI had extended $19.3 million to Indian Palms, $6.0 million to Davsha, $390,000 to Davsha II, $720,000 to Davsha III, $190,000 to CIDI and $1.8 million to Oakmont as compared to $19.3 million to Indian Palms, $4.3 million to Davsha, and $1.3 million to Davsha II, $730,000 to

Davsha III, $200,000 to CIDI and $360,000 to Oakmont at March 31, 2002. These amounts are eliminated in consolidation.

         At March 31, 2003, the Corporation had extended $34.0 million to IDI to fund various partnership and subsidiary investments. This represents an increase of $1.6 million from borrowings of $32.4 million at March 31, 2002. These amounts are eliminated in consolidation.

         At March 31, 2003, the Corporation had extended $140,000 to NIDI to fund various partnership investments. NIDI had borrowings from the Corporation of $250,000 as of March 31, 2002. These amounts are eliminated in consolidation.

         At March 31, 2003, IDI had a specific valuation allowance of $650,000, unchanged from its level of $650,000 for the prior year ended March 31, 2002. As of March 31, 2003 and March 31, 2002, there have been no charge-offs for any of the partnerships or subsidiaries within IDI. The valuation reserve in the real estate held for development and sale segment was established in 1997 and is a specific valuation set up for losses that are probable and reasonably estimatable related to declines in property values.

         ANCHOR INVESTMENT SERVICES, INC. AIS is a wholly owned subsidiary of the Bank that offers fixed and variable annuities as well as mutual funds to its customers and members of the general public. AIS also processes stock and bond trades and provides credit life and disability insurance services to the Bank's consumer and mortgage loan customers as well as some group and individual coverage. For the year ended March 31, 2003, AIS had a net loss of $70,000 as compared to a net loss of $90,000 for the year ended March 31, 2002. The Bank's investment in AIS amounted to $60,000 at March 31, 2003 as compared to $140,000 at March 31, 2002.

         ADPC CORPORATION. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 2003 amounted to $350,000 as compared to $650,000 at March 31, 2002. ADPC had net income of $5,000 for the year ended March 31, 2003 as compared to a net loss of $50,000 for the year ended March 31, 2002.

         ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). The Bank also sells commercial real estate and multi-family loans to AIC in the form of loan participations with the Bank retaining servicing and charging a servicing fee of .125%. As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $720.0 million at March 31, 2003 as compared to $696.0 million at March 31, 2002. AIC had net income of $23.9 million for the year ended March 31, 2003 as compared to $27.3 million for the year ended March 31, 2002. The Bank had outstanding notes to AIC of $151.0 million with a weighted average rate of 4.39% as of March 31, 2003 as compared to $151.0 million at March 31, 2002, with a weighted average rate of 4.96% and maturities during the next six months of fiscal 2003.

EMPLOYEES

         The Corporation had 748 full-time employees and 143 part-time employees at March 31, 2003. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Corporation and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE CORPORATION

         The Bank is a federally chartered stock savings association whose primary regulator is the OTS. The FDIC under the SAIF insures its deposits up to applicable limits. The Bank is currently subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and by the FDIC as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approval prior to entering into certain transactions such as mergers with or acquisitions of, other depository institutions and opening or acquiring branch offices.

         The OTS currently conducts periodic examinations to assess the Bank's compliance with various regulatory requirements. In addition, the FDIC has the right to perform examinations of the Bank should the OTS or the FDIC determine the Bank is in a weakened financial condition or a failure is foreseeable. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The Corporation is deemed a unitary savings and loan holding company within the meaning of Section 10(O) of the Homeowners' Loan Act ("HOLA"). The Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. The Corporation is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commissions ("SEC") under the federal securities laws.

         As a unitary savings and loan holding company in existence on or before May 4, 1999, the Corporation generally is not subject to activity restrictions as long as the Bank is in compliance with the Qualified Thrift Lender ("QTL") Test. See "Qualified Thrift Lender Requirement."

         Any change in these laws and regulations, whether by the OTS, the FDIC, the SEC, or through legislation, could have a material adverse impact on the Bank and the Corporation and their operations and shareholders.

         Certain laws and regulations applicable to the Bank and the Corporation are summarized below. These summaries do not purport to be complete and are qualified in their entirety by reference to such laws and regulations.

FEDERAL REGULATION OF THE BANK

         GENERAL. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with federal statutory and regulatory requirements. This federal regulation establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF, the FDIC, and the depositors. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the establishment of adequate loan loss reserves.

         The OTS regularly examines the Bank and issues a report of its examination findings to the board of directors. The Bank's relationship with its depositors and borrowers is also regulated by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse affect on the Bank and its operations.

         QUALIFIED THRIFT LENDER REQUIREMENT. Federal savings associations must meet a qualified thrift lender test or they become subject to operating restrictions. Until recently, the chief restriction was the elimination of borrowing rights from the savings association's Federal Home Loan Bank. However, with the passage of the Gramm-Leach-Bliley Financial Modernization Act of 1999 by Congress, the failure to maintain qualified thrift lender status will not affect the Bank's borrowing rights with the FHLB of Chicago. Notwithstanding these changes, the Bank anticipates that it will maintain an appropriate level of investments consisting primarily of residential mortgages, mortgage backed securities and other mortgage-related investments, and otherwise qualify as qualified thrift lenders. The required percentage of these mortgage-related investments is 65% of portfolio assets. Portfolio assets are all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets. Compliance with the qualified thrift lender test is determined on a monthly basis in nine out of every twelve months.

         INSURANCE OF DEPOSITS. The Bank's deposits are insured up to applicable limits under the SAIF of the FDIC. The FDIC regulations assign institutions to a particular capital group based on the level of an institution's capital - "well capitalized," "adequately capitalized," or "undercapitalized." These three groups are then divided into three subgroups reflecting varying levels of supervisory concern, from those institutions considered to be healthy to those that are considered to be of substantial supervisory concern. This matrix results in nine assessment risk classifications, with well capitalized, financially sound, institutions paying lower rates than those paid by undercapitalized institutions, which are likely to pose a risk of loss to the insurance fund absent corrective actions.

         An institution's assessment rate depends on the capital category to which it is assigned. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category or subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), certain mortgage servicing rights and certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

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

         The risk-based capital standards of the OTS generally require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. For additional discussion of regulatory capital requirements, refer to Note 10 to the Consolidated Financial Statements in Item 8 included herewith.

         LIMITATION ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital.

         The OTS rules regarding capital distributions, which were substantially updated effective April 1, 1999 define the term "capital distribution" as a distribution of cash or other property to a savings association's owners, made on account of their ownership. The definition specifically excludes dividends consisting only of a savings association's shares or rights to purchase shares, and payments that a mutual savings association is required to make under the terms of a deposit instrument.

         Under the revised OTS rules, capital distributions also include a savings association's payment to repurchase, redeem, retire or otherwise acquire any of its shares or other ownership interests, any payment to repurchase, redeem or otherwise acquire debt instruments included in its total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. Additionally, a capital distribution includes any direct or indirect payment of cash or other property to owners or affiliates made in connection with a corporate restructuring. The revised rule also defines as a capital distribution any transaction the OTS or FDIC determines, by order or regulation, to be in substance a distribution of capital. Because more than one year has passed since the Corporation's formation, under the revised rules the Corporation generally no longer needs specific OTS approval to repurchase its shares; however, share repurchases still must be made in a prudent manner and amount under a "safety and soundness" analysis.

         A final category of capital distribution under the revised OTS rules is any other distribution charged against a savings association's capital accounts if the savings association would not be well capitalized following the distribution. As such, the revised capital distribution rules of the OTS do not apply to capital distributions by wholly owned operating subsidiaries of savings associations. This it true because generally, for reporting purposes, the accounts of a wholly-owned subsidiary are consolidated with those of the parent savings association and any distributions by such subsidiary would not affect the capital levels of the parent savings association.

         For regulatory capital purposes, where the consolidated subsidiary is not wholly owned, the balance sheet account "minority interests in the equity accounts of subsidiaries that are fully consolidated" may be included in Tier I capital and total capital if certain conditions are met. Distributions by such consolidated subsidiaries to shareholders other than the savings association reduce the cited balance sheet account and, therefore, reduce capital. Consequently, distributions by subsidiaries that are not wholly owned by the savings association are subject to the revised OTS capital distribution rules if the savings association will not be well capitalized following the distribution.

         The revised OTS rule generally requires all savings associations to file a notice or an application for approval before making a capital distribution. A savings association must file an application if the association is not eligible for expedited treatment under the application processing rules of the OTS, the total amount of all capital distributions including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years, or the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or a condition imposed on the savings association in an OTS-approved application notice.

         A savings association must file a notice whenever an application is not required under the above standards and any of the following criteria is satisfied:

- the savings association will not be at least adequately capitalized following the capital distribution; or

- the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the savings association's capital; or

- the savings association is a subsidiary of a savings and loan holding company.

         If neither the savings association nor the proposed capital distribution meet any of the criteria listed in the previous paragraph, the savings association is not required to file a notice or an application before making a capital distribution.

         Under the revised rule, the OTS will review a savings association's notice or application and may disapprove a notice or deny an application if the OTS makes any of the following determinations:

- the savings association will be undercapitalized, significantly undercapitalized, or critically undercapitalized under the prompt corrective action regulations of the FDIC, as adopted by the OTS, following the capital distribution;

-    the proposed capital distribution raises safety and soundness concerns, or

- the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement between the savings association and the OTS (or the FDIC), or a condition imposed on the savings association in an OTS-approved application or notice.

         Because the Bank is a subsidiary of a savings and loan holding company, it must file a notice as described above.

         LIQUIDITY. In December 2000, legislation was enacted that removed the provision that authorized the Director of the OTS to establish a liquidity requirement of any amount within the range of 4% to 10% of a savings association's average daily balance of net withdrawable deposits plus short-term borrowings depending upon economic conditions and the deposit flows of member institutions. In revising the OTS Regulations to conform with the recent legislation, the OTS removed the specific liquidity requirement but adopted a rule that requires each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2003, the Bank believes that it was in compliance with these liquidity requirements. The Bank's liquidity ratio was 8.13% at March 31, 2003.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2003, the Bank was in compliance with these requirements. The OTS has permitted these reserves to be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

         Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

         RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. A bank's loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider's related interests may not exceed the loans-to-one borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to the Bank's loans. All loans by a bank to all insiders and insiders' related interests may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the greater of $25,000 or 2.5% of the Bank's unimpaired capital and unimpaired surplus, but in no event more than $100,000. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the Bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the Bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectability.

         An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

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

         As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amount of advances and other items. At March 31, 2003, the Bank owned $81.9 million in FHLB stock, which is in compliance with this requirement. The Bank received dividends on its FHLB stock for fiscal 2003 of $3.2 million as compared to $2.6 million for fiscal 2002.

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

         ACQUISITIONS AND MERGERS. Under the federal Bank Merger Act, any merger of the Bank - with or into another institution would require the approval of the OTS, or the primary federal regulator of the resulting entity if it is not an OTS-regulated institution. Among other things, this meant that when the Bank combined by a merger of one into the other, the transaction would require the approval of the OTS.

         PROHIBITIONS AGAINST TYING ARRANGEMENTS. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of it affiliates or not obtain services of a competitor of the institution.

         UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

         The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

- for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

- for land development loans (i.e., loans for the purpose of improving property prior to erection of structures), the supervisory limit is 75%

- for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

- for loans for the construction of on-to four-family properties, the supervisory limit is 85%; and

- for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

         Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with the loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, ("CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

         Among other things, current CRA regulations replace the prior process-based assessment factors with a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the new evaluation system focuses on three tests:

- a lending test, to evaluate the institution's record of making loan in its service areas;

- an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

- a service test, to evaluate the institution's delivery of services though its branches, ATMs and other offices.

         The CRA requires the OTS, in the case of the Bank to provide a written evaluation of a savings association's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an association's CRA rating. The Bank received at least "satisfactory" overall ratings in its most recent CRA examination.

         SAFETY AND SOUNDNESS STANDARDS. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

         PROMPT CORRECTIVE ACTION. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The OTS, as well as other federal banking regulators, adopted the FDIC's regulations governing the supervisory actions that may be taken against undercapitalized institutions. The FDIC's regulations establish and define five capital categories, in the absence of a specific capital directive, as follows:

                                             Total Capital to            Tier I Capital to          Tier I Capital to
           Category                        Risk Weighted Assets         Risk Weighted Assets         to Total Assets
-------------------------------      --------------------------------   --------------------        -----------------
Well capitalized                             > than or = 10%               > than or = 6%             > than or = 5%
Adequately capitalized                       > than or =  8%               > than or = 4%             > than or = 4%*
Under capitalized                                      <  8%                         < 4%                       < 4%*
Significantly undercapitalized                         <  6%                         < 3%                       < 3%
Critically undercapitalized          Tangible assets to capital of 2%

*3% if the Bank receives the highest rating under the uniform system

         The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the Bank would be undercapitalized. The FDIC or the OTS, in the case of the Bank, is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

- an amount equal to five percent of the bank's total assets at the time it becomes "undercapitalized"; and

- the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

         If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

         The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depository bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first becomes critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

    - The new legislation creates a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

    - The new legislation strengthens auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

    - The new legislation heightens the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

    - The new legislation contains a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

    - The new legislation imposes a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

    - The new legislation contains provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

    - Finally, the new legislation imposes a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders.

                                    TAXATION

FEDERAL

         The Corporation files a consolidated federal income tax return on behalf of itself, the Bank and its subsidiaries on a fiscal tax year basis.

         The Small Business Job Protection Act of 1996 (the "Job Protection Act") repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as the Bank are now required to use the "specific charge-off method." The Job Protection Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on the Bank's financial condition or results of operations. As of March 31, 2003, the Bank's bad debt reserves for tax purposes totaled approximately $46.1million. (See Note 12 to the Consolidated Financial Statements for additional discussion).

         Depending on the composition of its items of income and expense, the Bank may be subject to alternative minimum tax ("AMT") to the extent AMT exceeds the regular tax liability. AMT is calculated at 20% of alternative minimum taxable income ("AMTI"). AMTI equals regular taxable income increased by certain tax preferences, including depreciation deductions in excess of allowable AMT amounts, certain tax-exempt interest income and 75% of the excess of adjusted current earnings ("ACE") over AMTI. Ace equals AMTI adjusted for certain items, primarily accelerated depreciation and tax-exempt interest. The payment of AMT would create a tax credit, which can be carried forward indefinitely to reduce the regular tax liability in future years.

STATE

         Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation's consolidated income tax group except AIC and NIDI, both located in Nevada. Presently, the income of AIC and NIDI are only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax.

ITEM 2.  PROPERTIES

         At March 31, 2003, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 54 other full-service offices and two lending only offices. The Bank owns 41 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 13 full-service offices. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2003 and 2018. The aggregate net book value at March 31, 2003 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $24.1 million. See Note 7 to the Corporation's Consolidated Financial Statements, included as Item 8, for information regarding the premises and equipment.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended March 31, 2003, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Corporation's Common Stock is traded on the Nasdaq Stock Market, National Market. The trading symbol is "ABCW ". As of March 31, 2003, there were approximately 2,900 stockholders of record. That number does not include stockholders holding their stock in street name or nominee's name.

SHAREHOLDERS' RIGHTS PLAN

         On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one "Right" for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and American Stock Transfer Company, as Rights Agent.

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

         The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2003 and 2002.

                                                                                         CASH
 QUARTER ENDED                                              HIGH           LOW          DIVIDEND
------------------------------------------------------------------------------------------------
March 31, 2003                                       $     22.890   $     20.660   $      0.100
December 31, 2002                                          21.510         19.240          0.090
September 30, 2002                                         23.830         16.890          0.090
June 30, 2002                                              23.690         19.490          0.083

March 31, 2002                                       $     21.750   $     17.040   $      0.083
December 31, 2001                                          18.240         15.270          0.083
September 30, 2001                                         18.510         14.910          0.083
June 30, 2001                                              15.900         13.060          0.075

         For information regarding restrictions on the payments of dividends by the Bank, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                                                           AT OR FOR YEAR ENDED MARCH 31,
                                      ------------------------------------------------------------------------
                                          2003           2002            2001          2000          1999
                                      ------------------------------------------------------------------------
                                                     Dollars In Thousands, Except Per Share Data)
Earnings per share:
Basic                                 $       2.06   $       1.59   $       1.19   $       0.80   $       1.26
Diluted                                       2.02           1.55           1.16           0.78           1.19

Interest income                            209,605        225,701        228,647        202,594        194,807
Interest expense                            92,856        128,454        148,096        119,393        114,535
Net interest income                        116,749         97,247         80,551         83,201         80,272
Provision for loan losses                    1,800          2,485            945          1,306          1,017
Non-interest income                         32,753         21,615         13,503         14,390         22,019
Non-interest expenses                       68,004         59,531         51,450         61,187         52,426
Income taxes                                30,135         20,479         14,682         15,596         18,607
Net income                                  49,563         36,367         26,977         19,502         30,241

Total assets                             3,538,621      3,507,076      3,127,474      2,911,152      2,663,718
Investment securities                      100,190         73,740         56,129         86,206         87,722
Mortgage-related securities                248,749        285,586        379,159        300,519        258,489
Loans receivable held for
 investment, net                         2,770,988      2,627,248      2,414,976      2,302,721      2,111,566
Deposits                                 2,574,188      2,553,987      2,119,320      1,897,369      1,835,416
Notes payable to FHLB                      554,268        569,500        669,896        649,046        517,695
Other borrowings                            41,548         52,090         70,702        107,813         55,264
Stockholders' equity                       293,004        277,512        219,612        217,215        220,287
Shares outstanding                      23,942,858     24,950,258     22,814,923     24,088,147     23,832,165
Book value per share
 at end of period                     $      12.24   $      11.12   $       9.63   $       9.02   $       9.24
Dividends paid per share                      0.36           0.32           0.30           0.25           0.20
Dividend payout ratio                        17.60%         20.28%         24.79%         31.25%         15.48%
Yield on earning assets                       6.36           7.15           7.89           7.56           7.68
Cost of funds                                 2.94           4.29           5.31           4.79           4.84
Interest rate spread                          3.42           2.86           2.58           2.77           2.84
Net interest margin                           3.54           3.08           2.78           3.10           3.15
Return on average assets                      1.42           1.11           0.88           0.71           1.16
Return on average equity                     17.06          14.89          12.48           8.92          14.44
Average equity to average assets              8.30           7.45           7.09           7.97           8.04

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

         SIGNIFICANT ACCOUNTING POLICIES

         There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:

- Establishing the amount of the allowance for loan losses requires the use of judgment as well as other systematic objective and quantitative methods. Assets are evaluated at least quarterly and risk components reviewed as a part of that evaluation. See Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies "Allowances for Loan Losses" for a discussion of risk components.

- Valuation of mortgage servicing rights requires the use of judgment. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan's book basis to mortgage servicing rights is allocated when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

- Judgment is also used in the valuation of other intangible assets (core deposit intangibles). Core deposit intangibles have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replace by wholesale borrowings, over the expected lives of the core deposits. The current estimate of the underlying lives of the core deposits is seven to fifteen years. If it is determined that these deposits have a shorter life, the asset will be adjusted to reflect an expense associated with the amount that is impaired.

- Goodwill is reviewed at least annually for impairment, which requires judgment. Goodwill has been recorded as a result of an acquisition in which purchase price exceeded fair value of net assets acquired. The price paid for the acquisition is analyzed and compared to a number of current indices. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 2003 and 2002

         GENERAL. Net income increased $13.2 million to $49.6 million in fiscal 2003 from $36.4 million in fiscal 2002. The primary component of this increase in earnings for fiscal 2003, as compared to fiscal 2002, was an increase of $20.2 million in net interest income after the provision for loan losses. In addition, non-interest income increased $11.1 million. These increases were partially offset by an increase in non-interest expense of $8.5 million and an increase in tax expense of $9.7 million. The returns on average assets and average stockholders' equity for fiscal 2003 were 1.42% and 17.06%, respectively, as compared to 1.11% and 14.89%, respectively, for fiscal 2002.

         NET INTEREST INCOME. Net interest income increased by $19.5 million during fiscal 2003 due to a larger increase in the volume of interest-earning assets compared to the volume of interest-bearing liabilities coupled with a greater decrease in rates of interest-bearing liabilities as compared to the decrease in rates of interest-earning assets. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.29 billion and $3.15 billion in fiscal 2003, respectively, from $3.16 billion and $3.00 billion, respectively, in fiscal 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04% in fiscal 2003 from 1.05% in fiscal 2002. The average yield on interest-earning assets (6.36% in fiscal 2003 versus 7.15% in fiscal 2002) decreased, as did the average cost on interest-bearing liabilities (2.94% in fiscal 2003 versus 4.29% in fiscal 2002). The net interest margin increased to 3.54% in fiscal 2003 from 3.08% in fiscal 2002 and the interest rate spread increased to 3.42% from 2.86% in fiscal 2003 and 2003, respectively. The increase in the net interest margin is reflective of a decrease in the cost of funds, offset by a smaller decrease in yields on loans as interest rates decreased. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the decreases in the volume of interest-earning liabilities increased net interest income in fiscal 2003 by approximately $19.5 million. In addition, there was a $1.2 million decrease in net interest income caused by the combination of rate/volume changes.

         PROVISION FOR LOAN LOSSES. Provision for loan losses decreased $685,000 from $2.5 million in fiscal 2002 to $1.8 million in fiscal 2003 based on management's ongoing evaluation of asset quality. There was a decrease in net charge-offs of $750,000 in fiscal 2003, primarily due to decreased commercial business loan charge-offs, and continued improvement in the quality of the loan portfolio. The Corporation's allowance for loan losses decreased $1.4 million from $31.1 million at March 31, 2002 to $29.7 million at March 31, 2003. This amount represented 1.00% of total loans at March 31, 2003, as compared to 1.09% of total loans at March 31, 2002. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

         Future provisions for loan losses will continue to be based upon management's assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowance as they carry a higher risk of loss.

         NON-INTEREST INCOME. Non-interest income increased $11.1 million to $32.8 million for fiscal 2003 compared to $21.6 million for fiscal 2002 primarily due to an increase of $11.9 million in gain on sale of loans. This increase was largely due to the lower interest rate environment which resulted in significantly higher levels of refinancing activity. Loan refinance activity and the ability to recognize gains from the sale of fixed-rate loans is significantly dependent on decreasing interest rates and, as a result, there can be no assurance that the loan refinance activity and gains from the sale of loans recorded in prior periods will be recorded in future periods. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, also increased $2.9 million for fiscal 2003. Net gain on sale of investments and securities increased $990,000. Service charges on deposits increased $800,000 essentially due to a growth in deposits and income from insurance commissions increased $400,000 due to increased sales. Partially offsetting these increases were decreases in other categories. Loan servicing income decreased $5.4 million due to increased amortization of mortgage servicing rights. Net income from operations of real estate investments also decreased $400,000.

         NON-INTEREST EXPENSE. Non-interest expense increased $8.5 million to $68.0 million for fiscal 2003 compared to $59.5 million for fiscal 2002 as a result of several factors. The majority of the increase was attributed to an increase in compensation expense of $4.9 million, largely due to an increase in incentive compensation resulting from increased loan production. Occupancy expense increased $1.0 million due to increased maintenance and repairs and increased depreciation. Data Processing expense increased $820,000 and other non-interest expense increased $800,000, due to increases in postage and other expenses. In addition, furniture and equipment expense increased $680,000 in fiscal 2003, primarily due to normal replacement costs and increased depreciation expense, and marketing expense increased $270,000 during this fiscal year.

         INCOME TAXES. Income tax expense increased $9.7 million for fiscal 2003 as compared to fiscal 2002. The effective tax rate for fiscal 2003 was 37.81% as compared to 36.03% for fiscal 2002. See Note 12 to the Consolidated Financial Statements included in Item 8.

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

         PROVISION FOR LOAN LOSSES. Provision for loan losses increased $1.5 million from $950,000 in fiscal 2001 to $2.5 million in fiscal 2002 based on management's ongoing evaluation of asset quality. There was an increase in net charge-offs of $2.7 million in fiscal 2002, primarily due to increased commercial business loan charge-offs, however the quality of the loan portfolio continues to be good. The Corporation's allowance for loan losses increased $7.0 million from $24.1 million at March 31, 2001 to $31.1 million at March 31, 2002. This amount represented 1.08% of total loans at March 31, 2002, as compared to ..94% of total loans at March 31, 2001. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

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

         NON-INTEREST EXPENSE. Non-interest expense increased $8.1 million to $59.5 million for fiscal 2002 compared to $51.5 million for fiscal 2001 as a result of several factors. The majority of the increase was attributed to an increase in compensation expense of $4.1 million, largely due to an increase in incentive compensation resulting from increased loan production. Other non-interest expense increased $2.0 million, largely due to the partial impairment of three securities, and increases in postage, office supplies, retail and other expenses. In addition, furniture and equipment expense increased $740,000 in fiscal 2002, primarily due to normal replacement costs and increased contractual services, and data processing expense increased $700,000. Occupancy expense increased $450,000 and marketing expense increased $130,000 during this fiscal year.

         INCOME TAXES. Income tax expense increased $5.8 million for fiscal 2002 as compared to fiscal 2001. The effective tax rate for fiscal 2002 was 36.03% as compared to 35.24% for fiscal 2001. See Note 12 to the Consolidated Financial Statements included in Item 8.

                         NET INTEREST INCOME INFORMATION

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

                                                                             YEAR ENDED MARCH 31,
                                      ----------------------------------------------------------------------------------------------
                                                     2003                             2002                         2001
                                      ----------------------------------------------------------------------------------------------
                                                              AVERAGE                         AVERAGE                        AVERAGE
                                        AVERAGE               YIELD/     AVERAGE               YIELD/   AVERAGE               YIELD/
                                        BALANCE     INTEREST   COST      BALANCE    INTEREST   COST     BALANCE    INTEREST   COST
                                      ----------------------------------------------------------------------------------------------
                                                                               (Dollars In Thousands)
INTEREST-EARNING ASSETS

Mortgage loans (1)                    $ 2,127,064  $ 143,985   6.77%   $ 2,056,080   153,611   7.47%   $1,882,215  $150,267   7.98%

Consumer loans                            458,939     32,727   7.13        448,974    36,189   8.06       464,926    40,954   8.81
Commercial business loans                 129,068      8,136   6.30        104,539     7,072   6.76        74,356     7,214   9.70
                                      -----------  ---------           -----------   -------           ----------  --------
  Total loans receivable (2)            2,715,071    184,848   6.81      2,609,593   196,872   7.54     2,421,497   198,435   8.19

Mortgage-related securities (1)           289,854     16,768   5.78        326,803    20,428   6.25       311,132    20,051   6.44

Investment securities (1)                  98,988      2,900   2.93         94,360     3,720   3.94        92,372     5,313   5.75

Interest-bearing deposits                 129,628      1,854   1.43         82,035     2,089   2.55        34,887     2,121   6.08

Federal Home Loan Bank stock               60,202      3,235   5.37         44,483     2,593   5.83        36,532     2,727   7.46
                                      -----------  ---------           -----------   -------           ----------  --------
  Total interest-earning assets         3,293,743    209,605   6.36      3,157,274   225,701   7.15     2,896,420   228,647   7.89

Non-interest-earning assets               204,828                          120,370                        154,184
                                      -----------                      -----------                     ----------
  Total assets                        $ 3,498,571                      $ 3,277,644                     $3,050,604
                                      ===========                      ===========                     ==========
INTEREST-BEARING LIABILITIES

Demand deposits                       $   758,476      6,347   0.84      $ 685,761    11,929   1.74    $  568,448    18,669   3.28

Regular passbook savings                  182,062      1,558   0.86        144,008     1,724   1.20       134,559     2,147   1.60

Certificates of deposit                 1,606,256     57,934   3.61      1,490,312    79,510   5.34     1,269,512    76,624   6.04
                                      -----------  ---------           -----------   -------           ----------  --------
  Total deposits                        2,546,794     65,839   2.59      2,320,080    93,163   4.02     1,972,519    97,440   4.94

Notes payable and other borrowings        593,657     26,655   4.49        661,513    34,796   5.26       802,677    50,151   6.25

Other                                      12,776        362   2.83         13,334       495   3.71        14,583       505   3.46
                                      -----------  ---------           -----------   -------           ----------  --------
  Total interest-bearing liabilities    3,153,227     92,856   2.94      2,994,928   128,454   4.29     2,789,779   148,096   5.31
                                                   ---------   ----                  -------  -----                --------   ----
Non-interest-bearing liabilities           54,862                           38,511                         44,645
                                           ------                          -------                         ------
  Total liabilities                     3,208,089                        3,033,439                      2,834,424

Stockholders' equity                      290,482                          244,205                        216,180
                                          -------                         --------                        -------
  Total liabilities and

   stockholders' equity               $ 3,498,571                      $ 3,277,644                     $3,050,604
                                      ===========                      ===========                     ==========
  Net interest income/
   interest rate spread                            $ 116,749   3.42%                $ 97,247  2.86%                $ 80,551   2.58%
                                                   =========   ====                 ========  ====                 ========   ====
  Net interest-earning assets         $   140,516                      $   162,346                     $  106,641
                                      ===========                      ===========                     ==========
  Net interest margin                                          3.54%                          3.08%                           2.78%
                                                               ====                           ====                            ====
  Ratio of average interest-earning

   assets to average interest-
   bearing liabilities                       1.04                             1.05                           1.04
                                             ====                             ====                           ====

----------------------------
(1)  Includes amortized cost basis of assets held and available for sale.

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

                                                              INCREASE (DECREASE) FOR THE YEAR ENDED MARCH 31,
                                     --------------------------------------------------------------------------------------------
                                              2003 COMPARED TO 2002                                 2002 COMPARED TO 2001
                                     --------------------------------------------------------------------------------------------
                                                              RATE/                                           RATE/
                                       RATE       VOLUME      VOLUME       NET         RATE       VOLUME      VOLUME        NET
                                     --------------------------------------------------------------------------------------------
                                                                           (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                   $(14,430)   $  5,303    $   (498)   $ (9,625)   $ (9,646)   $ 13,881    $   (891)   $  3,344
Consumer loans                         (4,172)        803         (93)     (3,462)     (3,479)     (1,405)        119      (4,765)
Commercial business loans                (482)      1,659        (113)      1,064      (2,184)      2,928        (887)       (143)
                                     --------    --------    --------    --------    --------    --------    --------    --------
  Total loans receivable              (19,084)      7,765        (704)    (12,023)    (15,309)     15,404      (1,659)     (1,564)
Mortgage-related securities (1)        (1,521)     (2,310)        172      (3,660)       (603)      1,010         (30)        377
Investment securities (1)                (955)        182         (47)       (820)     (1,671)        114         (36)     (1,593)
Interest-bearing deposits                (916)      1,212        (531)       (235)     (1,233)      2,866      (1,666)        (33)
Federal Home Loan Bank stock             (203)        916         (72)        642        (597)        594        (130)       (133)
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Total net change in income on
  interest-earning assets             (22,679)      7,765      (1,182)    (16,096)    (19,413)     19,988      (3,521)     (2,946)

INTEREST -BEARING LIABILITIES

Demand deposits                        (6,191)      1,265        (656)     (5,582)     (8,781)      3,853      (1,812)     (6,740)
Regular passbook savings                 (492)        456        (130)       (166)       (536)        151         (38)       (423)
Certificates of deposit               (25,759)      6,186      (2,004)    (21,576)     (8,894)     13,327      (1,547)      2,886
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Total deposits                       (32,442)      7,907      (2,790)    (27,324)    (18,211)     17,331      (3,397)     (4,277)
Notes payable and other borrowings     (5,094)     (3,569)        523      (8,141)     (7,930)     (8,820)      1,395     (15,355)
Other                                    (117)        (21)          5        (133)         36         (43)         (3)        (10)
                                     --------    --------    --------    --------    --------    --------    --------    --------
 Total net change in expense on
   interest-bearing liabilities       (37,653)      4,317      (2,262)    (35,598)    (26,105)      8,468      (2,005)    (19,642)
                                     --------    --------    --------    --------    --------    --------    --------    --------

 Net change in net interest income   $ 14,974    $  3,448    $  1,080    $ 19,502    $  6,692    $ 11,520    $ (1,516)   $ 16,696
                                     ========    ========    ========    ========    ========    ========    ========    ========

----------------------------
(1) Includes amortized cost basis of assets held and available for sale.

                               FINANCIAL CONDITION

         GENERAL. Total assets of the Corporation increased $31.5 million or ..90% from $3.51 billion at March 31, 2002 to $3.54 billion at March 31, 2003. This increase was primarily funded by net increases in deposits of $20.2 million. These funds were generally invested in loans receivable and investment securities.

         MORTGAGE-RELATED SECURITIES. Mortgage-related securities (both available for sale and held to maturity) decreased $36.8 million as a net result during the year of (i) purchases of $80.4 million, (ii) principal repayments and market value adjustments of $(63.2) million and (iii) sales of $54.0 million. Mortgage-related securities consisted of $192.0 million of mortgage-backed securities ($131.6 million were available for sale and $60.4 million were held to maturity) and $56.8 million of mortgage-derivative securities ($54.2 million were available for sale and $2.6 million were held to maturity) at March 31, 2003. See Notes 1 and 4 to the Consolidated Financial Statements included in
Item 8.

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

         LOANS RECEIVABLE. Total net loans (including loans held for sale) increased $140.3 million during fiscal 2003 from $2.67 billion at March 31, 2002, to $2.81 billion at March 31, 2003. The activity included (i) originations and purchases of $3.31 billion, (ii) sales of $1.76 billion, and (iii) principal repayments and other reductions of $1.41 billion. See Note 5 to the Corporation's Consolidated Financial Statements included in Item 8 for more information.

         NON-PERFORMING ASSETS. Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $11.7 million or 0.33% of total assets at March 31, 2003 from $10.6 million or 0.30% of total assets at March 31, 2002.

Non-performing assets are summarized as follows for the dates indicated:

                                                                          AT MARCH 31,
                                                       2003        2002        2001         2000       1999
                                                     -------------------------------------------------------
                                                                  (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                           $ 4,510     $ 4,505     $ 2,572     $ 2,582     $ 2,931
 Multi-family residential                                444         187         372           3           0
 Commercial real estate                                1,776       2,212         650         126         145
 Construction and land                                     -         168         257           -           0
 Consumer                                                661         933         499         571         571
 Commercial business                                   2,678       1,037         697         332         359
                                                     -------     -------     -------     -------     -------
  Total non-accrual loans                             10,069       9,042       5,047       3,614        4006
Real estate held for development and sale                 49          74         352       1,691        1764
Foreclosed properties and repossessed assets, net      1,535       1,475         313         272         630
                                                     -------     -------     -------     -------     -------
  Total non-performing assets                        $11,653     $10,591     $ 5,712     $ 5,577     $ 6,400
                                                     =======     =======     =======     =======     =======

Performing troubled debt restructurings              $ 2,590     $   403     $   300     $   144     $   293
                                                     =======     =======     =======     =======     =======

Total non-accrual loans to total loans                  0.34%       0.32%       0.20%       0.15%       0.18%
Total non-performing assets to total assets             0.33        0.30        0.18        0.19        0.24
Allowance for loan losses to total loans                1.00        1.09        0.94        1.00        1.08
Allowance for loan losses to total
 non-accrual loans                                    294.74      346.04      477.04      675.26      599.78
Allowance for loan and foreclosure losses
 to total non-performing assets                       257.87      300.05      422.16      439.63      379.97

         Non-accrual loans increased $1.0 million in fiscal 2003 to $10.1 million at March 31, 2003. This increase was largely attributable to one commercial business loan. At March 31, 2003, there was one non-accrual commercial real estate loan with a carrying value of greater than $1.0 million which was acquired in connection with the acquisition of Ledger Capital Corp. The loan is secured by a 161-unit motel located in Schiller Park, Illinois, and had a carrying value of $1.5 million. The original loan was for $13.1 million, of which the Bank is an 11.5% participant. There was also one non-accrual commercial business loan with a carrying value of greater than $1.0 million at March 31, 2003. The loan is to a manufacturer of MRI scanning equipment in Eden Prairie, Minnesota, and had a carrying value of $1.7 million at March 31, 2003. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

         Non-performing real estate held for development and sale decreased slightly by $25,000 during fiscal 2003. At March 31, 2003, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

         Foreclosed properties and repossessed assets increased $60,000 in fiscal 2003. This increase was not attributable to any one property. At March 31, 2003, there were no properties in foreclosed properties with a carrying value greater than $1.0 million.

         The total of performing troubled debt restructurings at March 31, 2003 increased by $2.2 million and includes one loan larger than $1.0 million. The increase was attributable to a commercial real estate loan secured by a 182 room lodge located in Sonoma, California, with a carrying value of $2.0 million, which was acquired in the acquisition of Ledger Capital Corp. on November 10, 2001.

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

         To determine the level and composition of the loan loss allowance, the loan portfolio is broken out by categories of single-family residential, multi-family residential, commercial real estate, construction and land, and commercial business. These categories are then further divided into performing and non-performing groups. A five- year historical trend is applied to each category of performing loans to arrive at the appropriate levels of loss reserves for those respective categories. The non-performing groups are analyzed using the trends of the current year in which they are being evaluated. The Corporation has allocated a larger percentage of reserves to specific categories over the past several fiscal years as a result of more precise analysis of loan portfolio performance.

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

                                                          YEAR ENDED MARCH 31,
                                       ------------------------------------------------------------
                                         2003         2002         2001         2000         1999
                                       ------------------------------------------------------------
                                                         (Dollars In Thousands)

Allowance at beginning of year         $ 31,065     $ 24,076     $ 24,404     $ 24,027     $ 25,400
Purchase of Ledger Capital Corp.              -        8,438            -            -            -
Charge-offs:
  Mortgage                                 (981)        (780)        (560)         (45)      (1,518)
  Consumer                                 (696)        (726)        (794)        (833)      (1,054)
  Commercial business                    (1,840)      (2,584)        (271)        (378)        (414)
                                       --------     --------     --------     --------     --------
   Total charge-offs                     (3,517)      (4,090)      (1,625)      (1,256)      (2,986)
                                       --------     --------     --------     --------     --------
Recoveries:
  Mortgage                                  163           10          232           87          447
  Consumer                                   58           51          102          203          123
  Commercial business                       108           95           18           37           26
                                       --------     --------     --------     --------     --------
  Total recoveries                          329          156          352          327          596
                                       --------     --------     --------     --------     --------

  Net charge-offs                        (3,188)      (3,934)      (1,273)        (929)      (2,390)
                                       --------     --------     --------     --------     --------

Provision                                 1,800        2,485          945        1,306        1,017
                                       --------     --------     --------     --------     --------
Allowance at end of year               $ 29,677     $ 31,065     $ 24,076     $ 24,404     $ 24,027
                                       ========     ========     ========     ========     ========

Net charge-offs to average loans
 held for sale and for investment         (0.12)%      (0.17)%      (0.05)%      (0.04)%      (0.11)%
                                       ========     ========     ========     ========     ========

         The fiscal 2003 provision for loan losses totaled $1.8 million compared to $2.5 million in fiscal 2002. The decrease of $685,000 in the provision is based on the Corporation's policy for loan loss reserves.

         Historically, the Corporation's non-performing and classified assets have fluctuated with economic trends, both locally and nationally. At March 31, 2003, the Bank's present level of classified assets increased $400,000 from the year ended March 31, 2002. This is in keeping with local and national economic conditions. Management believes that the present level of the allowance at March 31, 2003 is prudent.

         Loan charge-offs were $3.5 million and $4.1 million for the fiscal years ending March 31, 2003 and 2002, respectively. Total charge-offs for the years ended March 31, 2003 and 2002 decreased $570,000 and increased $2.5 million, respectively, from the prior fiscal years. The decrease in charge-offs for fiscal 2003 was largely due to a decrease of $740,000 in commercial business charge-offs. Mortgage loan charge-offs increased $200,000, while consumer loan charge-offs decreased $30,000 for the year ended March 31, 2003. The increase in charge-offs for fiscal 2002 was largely due to an increase of $2.3 million in commercial business loan charge-offs largely resulting from two loans to a software consulting firm totalling $1.8 million. Mortgage loan charge-offs increased $220,000, while consumer loan charge-offs decreased $68,000 for the year ended March 31, 2002. Recoveries slightly offset the charge-offs for the year ended March 31, 2003 and such recoveries increased $170,000 from $160,000 in fiscal 2002 to $330,000 in fiscal 2003. Recoveries decreased $190,000 during the fiscal year ended March 31, 2002.

         Management believes that the decreased level in net charge-offs of $750,000 for the year ended March 31, 2003 and the increased level in net charge-offs of $2.7 million for the year ended March 31, 2002 do not represent changes in the quality of the loan portfolio, but instead generally reflect the local and national trends in overall consumer debt levels and bankruptcy filings.

         The table below shows the Corporation's allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

                                                                        MARCH 31,
                           --------------------------------------------------------------------------------------------------
                                  2003               2002                2001                2000                1999
                           --------------------------------------------------------------------------------------------------
                                     % OF                 % OF               % OF                % OF                 % OF
                                    ALLOWANCE           ALLOWANCE           ALLOWANCE           ALLOWANCE           ALLOWANCE
                                    TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                           AMOUNT   ALLOWANCE  AMOUNT   ALLOWANCE  AMOUNT   ALLOWANCE  AMOUNT   ALLOWANCE  AMOUNT   ALLOWANCE
                           --------------------------------------------------------------------------------------------------
                                                               (Dollars In Thousands)
Single-family residential  $ 2,101     7.08%   $ 2,639     8.50%   $ 2,104     8.74%   $ 2,109     8.64%   $ 2,035     8.47%
Multi-family residential     3,807    12.83      2,515     8.10      2,284     9.49      1,749     7.17      1,962     8.17
Commercial real estate       9,230    31.10      7,797    25.10      7,181    29.83      6,360    26.06      4,976    20.71
Construction and land            -        -          -        -          -        -          -        -          -        -
Consumer                     2,151     7.25      1,986     6.39      2,120     8.81      2,088     8.56      1,543     6.42
Commercial business         12,388    41.74     12,117    39.01      3,817    15.85      2,729    11.18      3,000    12.49
Unallocated                      -     0.00      4,011    12.91      6,570    27.29      9,369    38.39     10,511    43.75
                           -------    -----    -------   ------    -------   ------    -------   ------    -------   ------
  Total allowance for
    loan losses            $29,677   100.00%   $31,065   100.00%   $24,076   100.00%   $24,404   100.00%   $24,027   100.00%
                           =======   ======    =======   ======    =======   ======    =======   ======    =======   ======

         Although management believes that the March 31, 2003 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

         DEPOSITS. Deposits increased $20.2 million during fiscal 2003 to $2.57 billion, of which $79.2 million was due to increases in NOW accounts and $28.1 million was due to increases in passbook accounts. These increases were offset by a $32.4 million decrease in certificates of deposit, and a $52.0 million decrease in money market accounts. The increases were due to promotions and related growth of deposit households. The weighted average cost of deposits decreased to 2.59% at fiscal year-end 2003 compared to 4.02% at fiscal year-end 2002.

         BORROWINGS. FHLB advances decreased $15.2 million during fiscal 2003 because as advances matured they were not replaced with new borrowings. Cash proceeds from securities called during the low interest rate environment as well as increases in deposit accounts reduced the need for new borrowings as advances matured. At March 31, 2003, advances totaled $554.3 million with a weighted average interest rate of 4.33% compared to advances of $569.5 million with a weighted average interest rate of 4.78% at March 31, 2002. Other loans payable decreased $10.5 million from the prior fiscal year. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8.

         STOCKHOLDERS' EQUITY. Stockholders' equity at March 31, 2003 was $293.0 million, or 8.28% of total assets, compared to $277.5 million, or 7.91% of total assets at March 31, 2002. Stockholders' equity increased during the year as a result of (i) comprehensive income of $51.3 million, which includes net income of $49.6 million and a change in net unrealized gains on available-for-sale securities as a part of accumulated other comprehensive income of $1.7 million,
(ii) the exercise of stock options of $2.4 million, (iii) the vesting of recognition plan shares of $650,000, (iv) employee stock plan purchases of $1.8 million, and (v) the tax benefit from certain stock options of $2.2 million. These increases were partially offset by (i) the purchase of treasury stock of $33.8 million and (ii) the payment of cash dividends of $9.0 million.

                         LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2003, the Bank made dividend payments of $46.5 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

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

         The Bank is required by the OTS to maintain levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. At March 31, 2003 and 2002, the Bank's liquidity ratio was 8.13% and 17.16%, respectively.

         In fiscal 2003, operating activities resulted in a net cash inflow of $57.8 million. Operating cash flows for fiscal 2003 included earnings of $49.6 million and $3.5 million of net proceeds from the origination and sale of mortgage loans held for sale.

         Investing activities in fiscal 2003 resulted in a net cash outflow of $132.6 million. Primary investing activities resulting in cash outflows were $471.8 million for the purchase of securities and $140.3 million for the increase in net loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $1.28 billion, proceeds of sales and maturities of investment securities of $363.6 million, and $194.6 million of principal repayments received on mortgage-related securities.

         Financing activities resulted in a net cash outflow of $45.4 million including a net increase in deposits of $20.2 million, a net decrease in borrowings of $15.2 million and a cash outflow of $33.8 million for treasury stock purchases.

         At March 31, 2003, the Corporation had outstanding commitments to originate $214.5 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $243.5 million; and $368,000 of loans sold with recourse to the Corporation in the event of default by the borrower. See Note 13 to the Consolidated Financial Statements included in Item 8. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2003 amounted to $1.06 billion, and scheduled maturities of borrowings during the same period totaled $129.5 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

         At March 31, 2003, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See Note 10 to the Consolidated Financial Statements included in Item 8.

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

         The Corporation's cumulative net gap position at March 31, 2003 for one year or less was a positive 25.10% of total assets, as compared to a positive 18.15% at March 31, 2002. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

         The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following tables summarize the Corporation's interest rate sensitivity gap position as of March 31, 2003 and 2002, respectively.

                                                                                                                          FAIR VALUE
                                       03/31/04     03/31/05    03/31/06    03/31/07    03/31/08  THEREAFTER   TOTAL       03/31/03
                                      ----------------------------------------------------------------------------------------------
                                                                          (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed (1) (2)       $  590,511    $ 137,422   $  68,428   $ 36,181   $ 20,593   $   34,729  $  887,864  $  887,920
   Average interest rate                    6.51%        6.72%       6.60%      6.48%      6.40%        6.37%

 Mortgage loans -Variable (1) (2)        896,005      201,398     115,696     57,094     33,771          401   1,304,365   1,310,606
   Average interest rate                    5.90%        6.39%       6.43%      6.43%      6.44%        6.00%

 Consumer loans (1)                      469,911       29,794       6,671      1,705        466          183     508,730     526,419
   Average interest rate                    6.85%        7.16%       7.09%      7.04%      7.01%        6.97%

 Commercial business loans (1)           107,931       18,785       5,139      1,568        505          257     134,185     132,957
   Average interest rate                    5.64%        5.64%       5.64%      5.64%      5.64%        5.64%       5.64

 Mortgage-related securities (3)         196,826       41,861      14,581      5,748      2,420        1,969     263,405     266,499
   Average interest rate                    5.70%        5.68%       5.66%      5.65%      5.64%        5.62%

 Investment securities and other
  interest-earning assets (3)            187,743       17,389      12,697      9,271      6,770       14,187     248,057     248,027
    Average interest rate                   3.03%        2.16%       2.16%      2.16%      2.16%        2.87%
    Total rate sensitive assets        2,448,927      446,649     223,212    111,567     64,525       51,726   3,346,606   3,372,428

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                330,002      188,407     124,642     82,676     55,939      124,077     905,743     858,421
   Average interest rate                    0.55%        0.51%       0.48%      0.45%      0.43%        0.37%

Time-deposits (4)                      1,059,549      400,001     128,790      7,389      7,289          660   1,603,678   1,609,133
  Average interest rate                     3.24%        3.62%       4.70%      3.93%      3.99%        0.00%

 Borrowings                              171,048      137,900      91,850     83,368     44,650       67,000     595,816     594,419
   Average interest rate                    4.13%        4.34%       4.26%      4.32%      3.75%        5.31%
   Total rate sensitive liabilities    1,560,599      726,308     345,282    173,433    107,878      191,737   3,105,237   3,061,973

Interest sensitivity gap              $  888,328    $(279,659)  $(122,070)  $(61,866)  $(43,353)  $ (140,011) $  241,369
                                      ==========    =========   =========   ========   ========   ==========   =========

Cumulative interest sensitivity gap   $  888,328    $ 608,669   $ 486,599   $424,733   $381,380   $  241,369
                                      ==========    =========   =========   ========   ========   ==========

Cumulative interest sensitivity
gap as a percent of total assets           25.10%       17.20%      13.75%     12.00%     10.78%        6.82%

--------------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $160.8 million, and (ii) non-accrual loans, which amounted to $10.1 million.

(2) Includes $43.1 million of loans held for sale spread throughout the periods.

(3) Includes $282.9 million of securities available for sale spread throughout the periods.

(4) Does not include $151.0 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $8.1 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

                                                                                                                          FAIR VALUE
                                       03/31/03    03/31/04   03/31/05    03/31/06    03/31/07   THEREAFTER      TOTAL     03/31/02
                                      ----------------------------------------------------------------------------------------------
                                                                          (Dollars In thousands)
Rate sensitive assets:
Mortgage loans - Fixed (1) (2)        $  412,061   $146,145   $ 79,830   $  50,207    $  35,744   $ 126,754   $  850,741  $  868,628
    Average interest rate                   7.45%      7.36%      7.28%       7.21%        7.19%       7.18%

Mortgage loans -Variable (1) (2)         714,566    251,319    152,966      95,271       58,613       9,073    1,281,808   1,307,755
    Average interest rate                   7.25%      7.30%      7.26%       7.06%        7.04%

Consumer loans (1)                       331,993     48,182     22,625      10,699        5,773       6,909      426,181     450,662
    Average interest rate                   8.06%      8.22%      8.20%       8.19%        8.19%       8.18%

Commercial business loans (1)            265,806     71,599     28,369      12,454        5,081      10,334      393,643     112,813
    Average interest rate                   6.90%      7.28%      7.44%       7.40%        7.34%       7.32%

Mortgage-related securities (3)           69,721     43,154     32,462      25,512       20,410      94,176      285,435     273,571
    Average interest rate                   6.38%      6.38%      6.38%       6.38%        6.39%       6.40%

Investment securities and other
 interest-earning assets (3)             324,956        807        807         807          807       2,421      330,605     331,953
    Average interest rate                   2.65%      4.48%      4.48%       4.48%        4.48%       4.48%
    Total rate sensitive assets        2,119,103    561,206    317,059     194,950      126,428     249,667    3,568,413   3,345,382

Rate sensitive liabilities:
Interest-bearing
 transaction accounts (4)                268,722    138,613     90,651      54,355       38,759     104,202      695,302     653,854
    Average interest rate                   1.21%      1.16%      1.13%       1.07%        1.05%       0.97%

Time-deposits (4)                      1,104,763    147,707    103,528      22,871       22,871         221    1,401,961   1,658,687
    Average interest rate                   4.55%      4.26%      4.18%       5.08%        5.08%       5.73%

Borrowings                               175,990    129,500    115,400      62,500       64,700      73,500      621,590     631,329
    Average interest rate                   4.62%      4.08%      4.79%       4.97%        4.72%       5.29%
    Total rate sensitive liabilities   1,549,475    415,820    309,579     139,726      126,330     177,923    2,718,853   2,943,870

Interest sensitivity gap              $  569,628   $145,386   $  7,480   $  55,224    $      98   $  71,744   $  849,560
                                      ==========   ========   ========   =========    =========   =========   ==========

Cumulative interest sensitivity gap   $  569,628   $715,014   $722,494   $ 777,718    $ 777,816   $ 849,560
                                      ==========   ========   ========   =========    =========   =========

Cumulative interest sensitivity
gap as a percent of total assets           18.15%     22.79%     23.03%      24.79%       24.79%      27.08%

---------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $158.1 million, and (ii) non-accrual loans, which amounted to $9.0 million.

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

                      [This page intentionally left blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

                                                                                            page
                                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ..........................................................       48

Consolidated Statements of Income.....................................................       49

Consolidated Statements of Changes in Stockholders' Equity............................       50

Consolidated Statements of Cash Flows.................................................       52

Notes to Consolidated Financial Statements ...........................................       54

Report of Ernst & Young LLP, Independent Auditors ....................................       84

Management and Audit Committee Report.................................................       85

SUPPLEMENTARY DATA

Quarterly Financial Information.......................................................       86

 CONSOLIDATED BALANCE SHEETS

                                                                                            MARCH 31,
                                                                               -------------------------------------
                                                                                        2003              2002
                                                                               -------------------------------------
                                                                               (In Thousands, Except Per Share Data)
ASSETS
Cash                                                                                $     69,178      $     57,568
Interest-bearing deposits                                                                 72,249           204,108
                                                                                    ------------      ------------
  Cash and cash equivalents                                                              141,427           261,676
Investment securities available for sale                                                  97,192            65,993
Investment securities held to maturity (fair value of $3,095 and
 $7,897, respectively)                                                                     2,998             7,747
Mortgage-related securities available for sale                                           185,751           145,293
Mortgage-related securities held to maturity (fair value of $66,077
  and $141,330, respectively)                                                             62,998           140,293
Loans receivable, net:
  Held for sale                                                                           43,054            46,520
  Held for investment                                                                  2,770,988         2,627,248
Foreclosed properties and repossessed assets, net                                          1,535             1,475
Real estate held for development and sale                                                 44,994            46,986
Office properties and equipment                                                           31,905            31,132
Federal Home Loan Bank stock--at cost                                                     81,868            53,316
Accrued interest on investments and loans and other assets                                53,955            19,918
Goodwill                                                                                  19,956            59,479
                                                                                    ------------      ------------
  Total assets                                                                      $  3,538,621      $  3,507,076
                                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $  2,574,188      $  2,553,987
Federal Home Loan Bank and other borrowings                                              595,816           621,590
Advance payments by borrowers for taxes and insurance                                      6,579             7,838
Other liabilities                                                                         69,034            46,149
                                                                                    ------------      ------------
  Total liabilities                                                                    3,245,617         3,229,564
                                                                                    ------------      ------------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                  -                 -
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 23,942,858 and 24,950,258 shares outstanding,
 respectively                                                                              2,536             2,536
Additional paid-in capital                                                                64,271            61,735
Retained earnings                                                                        251,729           218,149
Accumulated other comprehensive income                                                     4,177             2,473
Treasury stock (1,420,481 shares and 413,081 shares, respectively), at cost              (28,917)           (6,324)
Unearned deferred compensation                                                              (792)           (1,057)
                                                                                    ------------      ------------
  Total stockholders' equity                                                             293,004           277,512
                                                                                    ------------      ------------
  Total liabilities and stockholders' equity                                        $  3,538,621      $  3,507,076
                                                                                    ============      ============

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEAR ENDED MARCH 31,
                                                                     -------------------------------------
                                                                       2003          2002          2001
                                                                     -------------------------------------
                                                                     (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                $ 184,848     $ 196,871     $ 198,435
Mortgage-related securities                                             16,768        20,428        20,051
Investment securities                                                    6,135         6,313         8,040
Interest-bearing deposits                                                1,854         2,089         2,121
                                                                     ---------     ---------     ---------
  Total interest income                                                209,605       225,701       228,647

INTEREST EXPENSE:
Deposits                                                                65,839        93,163        97,440
Notes payable and other borrowings                                      26,655        34,796        50,151
Other                                                                      362           495           505
                                                                     ---------     ---------     ---------
  Total interest expense                                                92,856       128,454       148,096
                                                                     ---------     ---------     ---------
  Net interest income                                                  116,749        97,247        80,551
Provision for loan losses                                                1,800         2,485           945
                                                                     ---------     ---------     ---------
  Net interest income after provision for loan losses                  114,949        94,762        79,606

NON-INTEREST INCOME:
Loan servicing income (loss)                                            (4,667)          728         2,745
Service charges on deposits                                              7,249         6,466         5,764
Insurance commissions                                                    1,909         1,500         1,815
Net gain on sale of loans                                               20,720         8,861         3,044
Net gain on sale of investments and mortgage-related securities          1,798           813           311
Net income (loss) from operations of real estate investments               (63)          333        (2,023)
Other                                                                    5,807         2,914         1,847
                                                                     ---------     ---------     ---------
  Total non-interest income                                             32,753        21,615        13,503

NON-INTEREST EXPENSE:
Compensation                                                            37,439        32,554        28,442
Occupancy                                                                5,884         4,867         4,416
Furniture and equipment                                                  5,232         4,549         3,812
Data processing                                                          5,338         4,516         3,821
Marketing                                                                2,531         2,262         2,129
Other                                                                   11,580        10,783         8,830
                                                                     ---------     ---------     ---------
  Total non-interest expense                                            68,004        59,531        51,450
                                                                     ---------     ---------     ---------
  Income before income taxes                                            79,698        56,846        41,659
Income taxes                                                            30,135        20,479        14,682
                                                                     ---------     ---------     ---------
  Net income                                                         $  49,563     $  36,367     $  26,977
                                                                     =========     =========     =========
Earnings per share:
  Basic                                                              $    2.06     $    1.59     $    1.19
  Diluted                                                                 2.02          1.55          1.16
Dividends declared per share                                              0.36          0.32          0.30

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                               ACCU-
                                                                                                              MULATED
                                                                                                               OTHER
                                                                                                              COMPRE-
                                                           ADDITIONAL                            UNEARNED     HENSIVE
                                                 COMMON     PAID-IN    RETAINED    TREASURY      DEFERRED     INCOME/
                                                 STOCK      CAPITAL    EARNINGS     STOCK      COMPENSATION   (LOSS)        TOTAL
                                                -----------------------------------------------------------------------------------
                                                                   (Dollars in thousands except per share data)
 Balance at March 31, 2000                      $   2,536  $  56,496   $ 179,211   $ (18,438)   $    (923)   $  (1,667)   $ 217,215
                                                -----------------------------------------------------------------------------------
Comprehensive income:
Net income                                              -          -      26,977           -            -            -       26,977
   Change in net unrealized gains (losses)
   on available-for-sale securities
   net of tax of $1.5 million                           -          -           -           -            -        3,621        3,621
                                                                                                                          ---------
Comprehensive income                                                                                                         30,598
Purchase of treasury stock                              -          -           -     (24,605)           -            -      (24,605)
Exercise of stock options                               -        (26)     (1,643)      3,378            -            -        1,709
Issuance of management recognition plan shares          -          -         (79)      1,326            -            -        1,247
Cash dividend ($0.30 per share)                         -          -      (6,867)          -            -            -       (6,867)
Recognition plan shares vested                          -          -           -           -          214            -          214
Tax benefit from stock
   related compensation                                 -        101           -           -            -            -          101
                                                -----------------------------------------------------------------------------------
 Balance at March 31, 2001                      $   2,536  $  56,571   $ 197,599   $ (38,339)   $    (709)   $   1,954    $ 219,612
                                                -----------------------------------------------------------------------------------
Comprehensive income:
Net income                                              -          -      36,367           -            -            -       36,367
   Change in net unrealized gains (losses)
   on available-for-sale securities
   net of tax of $2.3 million                           -          -           -           -            -          519          519
                                                                                                                          ---------
Comprehensive income                                                                                                         36,886
Purchase of treasury stock                              -          -           -     (16,816)           -            -      (16,816)
Purchase of Ledger Capital Corp.                        -      3,201      (3,038)     37,992            -            -       38,155
Exercise of stock options                               -          -      (5,217)      8,653            -            -        3,436
Issuance of management recognition plan shares          -          -         (99)      2,186            -            -        2,087
Cash dividend ($0.32 per share)                         -          -      (7,464)          -            -            -       (7,464)
Recognition plan shares vested                          -      1,068           -           -         (348)           -          720
Tax benefit from stock
   related compensation                                 -        895           1           -            -            -          896
                                                -----------------------------------------------------------------------------------
Balance at March 31, 2002                       $   2,536  $  61,735   $ 218,149   $  (6,324)   $  (1,057)   $   2,473    $ 277,512
                                                -----------------------------------------------------------------------------------
Comprehensive income:
Net income                                              -          -      49,563           -            -            -       49,563
   Change in net unrealized gains (losses)
   on available-for-sale securities
   net of tax of $1.1 million                           -          -           -           -            -        1,704        1,704
                                                                                                                          ---------
Comprehensive income                                                                                                         51,267
Purchase of treasury stock                              -          -           -     (33,809)           -            -      (33,809)
Exercise of stock options                               -          -      (6,906)      9,329            -            -        2,423
Issuance of management recognition plan shares          -          -        (119)      1,887            -            -        1,768
Cash dividend ($0.3625 per share)                       -          -      (8,958)          -            -            -       (8,958)
Recognition plan shares vested                          -        382           -           -          265            -          647
Tax benefit from stock
   related compensation                                 -      2,154           -           -            -            -        2,154
                                                -----------------------------------------------------------------------------------
Balance at March 31, 2003                       $   2,536  $  64,271   $ 251,729   $ (28,917)   $    (792)   $   4,177    $ 293,004
                                                ===================================================================================

See accompanying Notes to Consolidated Financial Statements.

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented (in thousands).


                                                                 YEAR ENDED MARCH 31,
                                                            ------------------------------
                                                              2003       2002       2001
                                                            ------------------------------
                                                                (Dollars in thousands)
Unrealized holding gains on available for sale securities
arising during the period:
   Unrealized net gains                                     $ 2,791    $ 2,830    $ 5,107
   Related tax expense                                       (1,087)    (2,311)    (1,486)
   Net after tax unrealized gains on available for sale
                                                            -------    -------    -------
   securities                                                 1,704        519      3,621
Less: Reclassification adjustment for net gains
realized during the period:
   Realized net gains on sales of available for sale
   securities                                                 1,798        813        311
   Related tax benefit                                          680        293        110
   Net after tax reclassification adjustment                 (2,478)    (1,106)      (421)
                                                            -------    -------    -------
   Total other comprehensive income                         $ 1,704    $   519    $ 3,621
                                                            =======    =======    =======

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED MARCH 31,
                                                                                --------------------------------------
                                                                                   2003          2002          2001
                                                                                --------------------------------------
                                                                                           (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                     $   49,563    $   36,367    $   26,977
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
 Provision for loan losses                                                           1,800         2,485           945
 Provision for depreciation and amortization                                         4,973         3,124         2,696
 Net gain on sales of loans                                                        (20,720)       (8,861)       (3,044)
 Amortization of cost of stock benefit plans                                           120           136           397
 Deferred income taxes                                                               2,362           290           225
 Tax Benefit from stock related compensation                                         2,154           896           101
 Decrease (increase) in accrued interest receivable                                  2,052           944        (1,497)
 (Decrease) increase in accrued interest payable                                    (3,116)       (7,297)        5,778
 Increase in accounts payable                                                       22,885         7,547         8,287
 Other                                                                              (7,783)      (39,468)       33,463
 Net increase (decrease) due to origination and sale of loans held for sale          3,466       (28,898)      (16,954)
                                                                                ----------    ----------    ----------
   Net cash provided (used) by operating activities                                 57,756       (32,735)       57,374
INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                    16,468         6,131         6,254
 Proceeds from maturities of investment securities                                 347,176       434,681        73,921
 Purchase of investment securities available for sale                             (391,443)     (456,679)      (72,408)
 Proceeds from sale of mortgage-related securities available for sale               54,005        26,426         7,852
 Purchase of mortgage-related securities available for sale                        (80,353)      (65,858)       (5,984)
 Principal collected on mortgage-related securities                                194,602       132,065        49,168
 Loans originated for investment                                                (1,549,261)     (744,192)     (584,595)
 Principal repayments on loans                                                   1,279,077       539,781       331,007
 Net purchases of office properties and equipment                                   (4,729)       11,254            22
 Sales of real estate                                                                1,907         6,491           312
 Net cash paid to purchase Ledger Capital Corp                                           -         4,329             -
 Investment in real estate held for development and sale                               (46)       (4,819)      (15,756)
                                                                                ----------    ----------    ----------
   Net cash used by investing activities                                          (132,597)     (110,390)     (210,207)

 See accompanying Notes to Consolidated Financial Statements

                                                                                         YEAR ENDED MARCH 31,
                                                                                -----------------------------------
                                                                                  2003          2002        2001
                                                                                -----------------------------------
                                                                                         (In Thousands)
FINANCING ACTIVITIES
 Net increase in deposit accounts                                               $  20,201    $ 437,604    $ 219,239
 Decrease in advance payments by borrowers
  for taxes and insurance                                                          (1,259)         (80)        (295)
 Proceeds from notes payable to Federal Home Loan Bank                            294,168      623,200      878,600
 Repayment of notes payable to Federal Home Loan Bank                            (309,400)    (723,596)    (857,750)
 (Decrease) increase in securities sold under agreements
  to repurchase                                                                         -      (27,948)     (64,465)
  (Decrease) increase in other loans payable                                      (10,542)       9,336       27,354
 Treasury stock purchased                                                         (33,809)     (16,816)     (24,605)
 Exercise of stock options                                                          2,423        3,436        1,709
 Issuance of management recognition plan shares                                     1,768        2,087        1,247
 Payments of cash dividends to stockholders                                        (8,958)      (7,464)      (6,867)
                                                                                ---------    ---------    ---------
   Net cash provided (used) by financing activities                               (45,408)     299,759      174,167
                                                                                ---------    ---------    ---------
   Net increase (decrease) in cash and cash equivalents                          (120,249)     156,634       21,334
 Cash and cash equivalents at beginning of year                                   261,676      105,042       83,708
                                                                                ---------    ---------    ---------
   Cash and cash equivalents at end of year                                     $ 141,427    $ 261,676    $ 105,042
                                                                                =========    =========    =========
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                           $  89,740    $ 127,031    $ 151,162
  Income taxes                                                                     22,487       15,719       14,574
Non-cash transactions:
Loans transferred to foreclosed properties                                              -            -           41
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                                     124,115            -      128,456

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

BASIS OF FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Investment Services Inc., and ADPC Corporation. IDI's wholly owned subsidiaries are Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other 50% or less owned partnerships, which are not material, are accounted for on the equity method. Partnerships over 50% ownership are consolidated, with significant intercompany accounts eliminated.

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

LOANS HELD FOR SALE. Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at market value. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

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

INTEREST ON LOANS. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Allowances of $483,000 and $359,000 were established at March 31, 2003 and 2002, respectively, for interest on non-accrual status loans.

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

ALLOWANCES FOR LOAN LOSSES. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimatable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management's periodic evaluation of the factors previously mentioned as well as other pertinent factors.

Specific reserves are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable and estimable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

REAL ESTATE HELD FOR DEVELOPMENT AND SALE. Real estate held for development and sale includes investments in land and partnerships that purchased land and other property and also an investment in a multi-family residential property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value. Income on the sale of land and lots between the entities is deferred until development and construction are complete and a third party purchases a completed home. When completed homes are sold to third parties, deferred income is then recognized as a component of non-interest income under net income (loss) from operations of real estate investments.

Real estate held for development and sale is summarized as follows (in thousands):

                                                                         MARCH 31,
                                                                     ------------------
                                                                       2003       2002
                                                                     ------------------
Investment in wholly owned real estate investment subsidiaries       $36,493    $34,689
Investment in 50% owned real estate investment subsidiaries            8,452     12,223
Other real estate investments                                             49         74
                                                                     -------    -------
    Total real estate held for development and sale                  $44,994    $46,986
                                                                     =======    =======

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

RECENT ACCOUNTING CHANGES.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. On April 1, 2001 the Corporation adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivative instruments be recorded in the balance sheet at fair value. Under SFAS No. 133, the Corporation recognizes certain contracts and commitments relating to its mortgage banking operations as derivative instruments. These contracts and commitments are for commitments to originate mortgage loans that will be held for resale and forward loan sales. Forward loan sales are entered into in an effort to reduce interest rate risk associated with making commitments to originate mortgage loans. Changes in the fair value of these derivative contracts and commitments are recorded in income in loan servicing income. The Corporation does not hold any other derivative instruments.

GOODWILL AND OTHER INTANGIBLES. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and certain intangible assets are no longer amortized, but are reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the SFAS. Other intangible assets will continue to be amortized over their useful lives. See Note 6 Goodwill, Other Intangible Assets, and Mortgage Servicing Rights.

ACCOUNTING FOR LONG-LIVED ASSETS. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the provisions for the disposal of a segment of a business in APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement requires that long-lived assets to be disposed of by sale be measured at the lower of their carrying amount or fair value less cost to sell, and recognition of impairment losses on long-lived assets to be held if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds it fair value. Additionally, SFAS no. 144 resolved various implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 were adopted on January 1, 2002 and had no effect on the Corporation's consolidated financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 and are not expected to have a material impact on the Corporation's consolidated financial statements.

GUARANTEES. In November 2002, the FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5 "Accounting for Contingencies." The recording of the liability will not significantly affect the Corporation's financial condition. FIN 45 also requires a guarantor to make significant new disclosures (see below) even when the likelihood of making any payments under the guarantee is remote.

The Corporation's real estate investment segment guarantees some loans for some of the development partnerships that it invests in to complete developed homes for sale. As of March 31, 2003 the Corporation has guaranteed $34.7 million for the following partnerships on behalf of the respective subsidiaries listed below.

                                     ORIGINAL     AMOUNT
SUBSIDIARY        PARTNERSHIP         AMOUNT    OUTSTANDING
  OF IDI             ENTITY         GUARANTEED  AT 3/31/03
----------   ---------------------  ----------  -----------
                   (Dollars in thousands)
Davsha II           Paragon          $ 5,100      $ 2,000

Davsha III   Indian Palms 147, LLC     8,500        2,700

Davsha IV    DH Indian Palms, LLC     10,225        1,700

Davsha V     Villa Santa Rosa, LLC     8,018        3,300

Davsha VI     Bellasara 168, LLC       2,869        2,600
                                     -------      -------
Total                                $34,712      $12,300
                                     =======      =======

VARIABLE INTEREST ENTITIES. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.

The Corporation's subsidiary, IDI, has real estate partnership investments within its subsidiaries for which it guarantees the above loans. These partnerships are also funded by financing from the IDI subsidiaries secured by the lots and homes being developed within each of the respective partnership entities.

The Corporation accounts for these partnerships with the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreements. As a limited partner, the Corporation still has the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements and participation in policy-making processes. The Corporation has a 50% controlling interest in the respective limited partnerships and therefore has significant influence over the right to approve the sale or refinancing of assets of the respective partnerships in accordance with those partnership agreements.

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $34.7 million. At March 31, 2003, the Corporation's aggregate net investment in these partnerships totaled $43.5 million. These amounts represent the Corporation's maximum exposure to loss at March 31, 2003 as a result of involvement with these limited partnerships.

The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners. Additionally, there are provisions whereby the Corporation has guaranteed certain partners' preference returns and equity investments.

The Corporation is currently evaluating the effects of the issuance of FIN 46 on the accounting for its ownership interests in the limited partnerships.

STOCK OPTIONS. On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.

The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

A summary of stock options activity for all periods follows:

                                                                     YEAR ENDED MARCH 31,
                                       --------------------------------------------------------------------------------
                                                 2003                       2002                         2001
                                       --------------------------------------------------------------------------------
                                                       WEIGHTED                  WEIGHTED                      WEIGHTED
                                                       AVERAGE                   AVERAGE                       AVERAGE
                                        OPTIONS         PRICE       OPTIONS       PRICE           OPTIONS       PRICE
                                       --------------------------------------------------------------------------------
Outstanding at beginning of year       1,956,009       $  10.39   1,937,143      $   9.64       2,105,157      $   8.98
Granted                                  179,500          22.07     544,670          9.74          68,870         15.06
Exercised                               (454,191)          6.62    (512,200)         6.71        (174,405)         6.38
Forfeited                                 (1,462)         17.75     (13,604)        16.26         (62,478)        13.06
                                       ---------                  ---------                     ---------
Outstanding at end of year             1,679,856          12.65   1,956,009         10.39       1,937,143          9.64
                                       =========                  =========                     =========

Options exercisable at year-end        1,451,360                  1,774,265                     1,795,809
                                       =========                  =========                     =========

At March 31, 2003, 641,384 shares were available for future grants.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices:

                                                 Options Outstanding                              Exercisable Options
                             -----------------------------------------------------------------------------------------------
                                                      Weighted-
                                                       Average
                                                      Remaining         Weighted-                               Weighted-
                                                     Contractual         Average                                 Average
Range of Exercise Prices       Shares                Life (Years)     Exercise Price            Shares        Exercise Price
----------------------------------------------------------------------------------------------------------------------------
     $ 4.40 - $ 6.53           486,130                   1.87            $  6.01                486,130          $  6.01
     $ 8.50 - $12.99           457,664                   3.88              10.71                457,664            10.71
     $15.06 - $22.07           736,062                   7.33              18.24                507,566            17.16
                             ---------                                                        ---------

                             1,679,856                   4.81              12.65              1,451,360            11.39
                             =========                                                        =========

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans consistent with the method of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands, except per share amounts):

                                                        YEAR ENDED MARCH 31,
                                         ----------------------------------------------------
                                           2003                 2002                   2001
                                         ----------------------------------------------------
Net Income
  As reported                            $ 49,563             $ 36,367               $ 26,977
  Pro forma                                49,200               36,200                 26,755

Earnings per share-Basic
  As reported                            $   2.06             $   1.59               $   1.19
  Pro forma                                  2.04                 1.58                   1.18

Earnings per share-Diluted
  As reported                            $   2.02             $   1.55               $   1.16
  Pro forma                                  2.01                 1.54                   1.15

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2003, 2002, and 2001 were estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair values and related assumptions are as follows:

                                         YEAR ENDED MARCH 31,
                                --------------------------------------
                                  2003          2002           2001
                                --------------------------------------
Weighted average fair value     $  5.91      $   3.87       $   4.07
Expected volatility               45.56%        31.15%         27.00%
Risk free interest rate            3.00%         3.00%          5.25%
Expected lives                    5 years       5 years        5 years
Dividend yield                     1.81%         2.24%          1.99%

RECLASSIFICATIONS. Certain 2002 and 2001 accounts have been reclassified to conform to the 2003 presentations.

NOTE 2 - BUSINESS COMBINATION

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

The $20.0 million of goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes. The core deposit intangible is subject to amortization over an estimated useful life of four years. The estimated amortization expense for the core deposit intangible for the next two years is $850,000 per year and for the third year, $570,000 per year.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                        GROSS            GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED
                                                          COST          GAINS           LOSSES        FAIR VALUE
                                                      ----------------------------------------------------------
AT MARCH 31, 2003:

Available for Sale:
  U.S. Government and federal agency obligations      $   75,675      $      154      $       (6)     $   75,823

  Mutual funds                                             9,815               2              (5)          9,812
  Corporate stock and other                               10,151           1,706            (300)         11,557
                                                      ----------      ----------      ----------      ----------
                                                      $   95,641      $    1,862      $     (311)     $   97,192
                                                      ==========      ==========      ==========      ==========
Held to Maturity:
  U.S. Government and federal agency obligations      $    2,998      $       97      $        -      $    3,095
                                                      ==========      ==========      ==========      ==========

AT MARCH 31, 2002:

Available for Sale:

  U.S. Government and federal agency obligations      $   43,261      $      231      $      (50)     $   43,442
  Mutual funds                                            10,587               -              (5)         10,582
  Corporate stock and other                               11,040           1,249            (320)         11,969
                                                      ----------      ----------      ----------      ----------
                                                      $   64,888      $    1,480      $     (375)     $   65,993
                                                      ==========      ==========      ==========      ==========
Held to Maturity:
  U.S. Government and federal agency obligations      $    7,747      $      150      $        -      $    7,897
                                                      ==========      ==========      ==========      ==========

AT MARCH 31, 2001:

Available for Sale:

  U.S. Government and federal agency obligations      $    9,081      $      138      $        -      $    9,219
  Mutual funds                                             5,996               9               -           6,005
  Corporate stock and other                                7,837             547          (1,392)          6,992
                                                      ----------      ----------      ----------      ----------
                                                      $   22,914      $      694      $   (1,392)     $   22,216
                                                      ==========      ==========      ==========      ==========
Held to Maturity:
  U.S. Government and federal agency obligations      $   33,913      $      186      $       (3)     $   34,096
                                                      ==========      ==========      ==========      ==========

Proceeds from sales of investment securities available for sale during the years ended March 31, 2003, 2002 and 2001 were $16,468,000, $6,131,000, and
$6,254,000, respectively. There were no gains realized on the sale of investment securities for 2003. Gross gains of $376,000 and $110,000 were realized on sales in 2002 and 2001, respectively. Gross losses of $275,000, $28,000, and $4,000 were realized on sales of investment securities for the years ended March 31, 2003, 2002 and 2001, respectively.

At March 31, 2003, there were investment securities available for sale of $7.5 million and investment securities held to maturity of $2.0 million that were pledged as collateral for deposits greater than $100,000. There were investment securities available for sale of $10.0 million that were pledged as collateral for FHLB borrowings at March 31, 2003.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2003 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. There were no callable securities at March 31, 2003.

                                              AVAILABLE FOR SALE             HELD TO MATURITY
                                           ------------------------------------------------------
                                           AMORTIZED        FAIR         AMORTIZED        FAIR
                                              COST          VALUE          COST           VALUE
                                           ------------------------------------------------------
Due in one year or less                    $  82,950      $  83,022      $   2,998      $   3,095

Due after one year through five years          3,618          3,703              -              -

Due after five years                           4,777          5,030              -              -
Corporate stock                                4,296          5,437              -              -
                                           ---------      ---------      ---------      ---------
                                           $  95,641      $  97,192      $   2,998      $   3,095
                                           =========      =========      =========      =========

NOTE 4 - MORTGAGE-RELATED SECURITIES

Mortgage-backed securities are backed by government sponsored agencies, including the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. CMOs and REMICs are trusts which own securities backed by the government sponsored agencies noted above. Mortgage-backed securities, CMOs and REMICs have estimated average lives of five years or less.

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

                                                     GROSS            GROSS
                                   AMORTIZED       UNREALIZED       UNREALIZED
                                      COST           GAINS            LOSSES         FAIR VALUE
                                  --------------------------------------------------------------
At March 31, 2003:

Available for Sale:

  CMO's and REMICS                $    53,737      $       538      $      (121)     $    54,154
  Mortgage-backed securities          127,116            4,481                -          131,597
                                  -----------      -----------      -----------      -----------
                                  $   180,853      $     5,019      $      (121)     $   185,751
                                  ===========      ===========      ===========      ===========
Held to Maturity:

  CMO's and REMICS                $     2,600      $        61      $         -      $     2,661
  Mortgage-backed securities           60,398            3,018                -           63,416
                                  -----------      -----------      -----------      -----------
                                  $    62,998      $     3,079      $         -      $    66,077
                                  ===========      ===========      ===========      ===========

AT MARCH 31, 2002:

Available for Sale:

  CMO's and REMICS                $    51,601      $       838      $      (146)     $    52,293
  Mortgage-backed securities           91,139            1,990             (129)          93,000
                                  -----------      -----------      -----------      -----------
                                  $   142,740      $     2,828      $      (275)     $   145,293
                                  ===========      ===========      ===========      ===========
Held to Maturity:
  CMO's and REMICS                $     5,776      $       123      $       (21)     $     5,878
  Mortgage-backed securities          134,517            1,655             (720)         135,452
                                  -----------      -----------      -----------      -----------
                                  $   140,293      $     1,778      $      (741)     $   141,330
                                  ===========      ===========      ===========      ===========

AT MARCH 31, 2001:

Available for Sale:

  CMO's and REMICS                $    20,172      $       738      $       (18)     $    20,892
  Mortgage-backed securities          149,914            3,185              (23)         153,076
                                  -----------      -----------      -----------      -----------
                                  $   170,086      $     3,923      $       (41)     $   173,968
                                  ===========      ===========      ===========      ===========
Held to Maturity:

  CMO's and REMICS                $    11,042      $       133      $        (5)     $    11,170
  Mortgage-backed securities          194,149            2,418              (68)         196,499
                                  -----------      -----------      -----------      -----------
                                  $   205,191      $     2,551      $       (73)     $   207,669
                                  ===========      ===========      ===========      ===========

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2003, 2002 and 2001 were $54,005,000, $26,426,000 and
$7,852,000, respectively. Gross gains of $2,089,000, $486,000 and $205,000 were realized on sales in 2003, 2002 and 2001, respectively. Gross losses of $16,000 and $21,000 were realized on sales in 2003 and 2002, respectively. No losses were realized in 2001.

At March 31, 2003, $95.7 million of the Corporation's mortgage-related securities available for sale and $59.2 million mortgage-related securities held to maturity were pledged as collateral to secure various obligations of the Corporation. See Note 8. There were mortgage-related securities available for sale of $1.0 million pledged as collateral for deposits greater than $100,000 at March 31, 2003.

NOTE 5 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):

                                                    MARCH 31,
                                          ------------------------------
                                              2003              2002
                                          ------------------------------
First mortgage loans:
  Single-family residential               $    724,900      $    855,437
  Multi-family residential                     474,678           388,919
  Commercial real estate                       747,682           686,237
  Construction                                 331,338           288,377
  Land                                          47,951            45,297
                                          ------------      ------------
                                             2,326,549         2,264,267
Second mortgage loans                          269,990           226,134
Education loans                                166,507           130,752
Commercial business loans and leases           137,360           123,526
Credit card and other consumer loans            66,150            75,808
                                          ------------      ------------
                                             2,966,556         2,820,487
Less:
  Undisbursed loan proceeds                    160,724           157,667
  Allowance for loan losses                     29,677            31,065
  Unearned loan fees                             4,946             4,286
  Discount on purchased loans                      147               215
  Unearned interest                                 74                 6
                                          ------------      ------------
                                               195,568           193,239
                                          ------------      ------------
                                          $  2,770,988      $  2,627,248
                                          ============      ============

A summary of the activity in the allowance for loan losses follows (in thousands):

                                                      YEAR ENDED MARCH 31,
                                           ------------------------------------------
                                               2003           2002            2001
                                           ------------------------------------------
                                                     (Dollars In Thousands)
Allowance at beginning of year             $   31,065      $   24,076      $   24,404
Provision                                       1,800           2,485             945
Charge-offs                                    (3,517)         (4,090)         (1,625)
Recoveries                                        329             156             352
Purchase of Ledger Capital Corp.                    -           8,438               -
                                           ----------      ----------      ----------
Allowance at end of year                   $   29,677      $   31,065      $   24,076
                                           ==========      ==========      ==========

A summary of the details regarding impaired loans follows (in thousands):

                                                 AT MARCH 31,
                                    ---------------------------------------
                                       2003           2002           2001
                                    ---------------------------------------
Impaired loans with valuation
  reserve required                  $   8,483      $  11,467      $     964

Less:
  Specific valuation allowance          3,717          4,240            615
                                    ---------      ---------      ---------

Total impaired loans                $   4,766      $   7,227      $     349
                                    =========      =========      =========

Average impaired loans              $   6,042      $   6,216      $   3,301

Interest income recognized
  on impaired loans                 $     613      $     740      $      43

Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 9 to the Corporation's Consolidated Financial Statements included in Item 8.

A substantial portion of the Bank's loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $2,526,645,000 and $2,303,102,000 at March 31, 2003 and 2002,
respectively.

NOTE 6 - GOODWILL, OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS

The Corporation's carrying value of goodwill was $20.0 million at March 31, 2003 and at March 31, 2002. Information regarding the Company's other intangible assets follows (in thousands):

                                                      MARCH 31, 2003                                  MARCH 31, 2002
                                        ------------------------------------------      ------------------------------------------
                                         CARRYING      ACCUMULATED                       CARRYING      ACCUMULATED
                                          AMOUNT       AMORTIZATION         NET           AMOUNT       AMORTIZATION        NET
                                        ------------------------------------------      ------------------------------------------
                                                                              (In Thousands)
Other intangible assets:
  Core deposit premium                  $    3,124      $    1,093      $    2,031      $    3,408      $      284      $    3,124
  Mortgage servicing rights                 23,283          11,564          11,719          16,200           5,175          11,025
                                        ----------      ----------      ----------      ----------      ----------      ----------
  Total                                 $   26,407      $   12,657      $   13,750      $   19,608      $    5,459      $   14,149
                                        ==========      ==========      ==========      ==========      ==========      ==========

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

                                            MORTGAGE              CORE
                                            SERVICING            DEPOSIT
                                             RIGHTS              PREMIUM                TOTAL
                                          ------------        --------------        ------------
                                                              (In Thousands)
Year ended March 31, 2003 (actual)        $     11,564        $        1,093        $     12,657

Estimate for the year ended March 31,
               2004                              5,859                   852               6,711
               2005                              2,930                   852               3,782
               2006                              1,465                   327               1,792
               2007                              1,465                     -               1,465
                                          ------------        --------------        ------------
                                          $     11,719        $        2,031        $     13,750
                                          ============        ==============        ============

Mortgage servicing rights of $11,719,000, $13,150,000 and $8,784,000 are included in other assets for the years ended March 31, 2003, 2002, and 2001, respectively. $10,942,000, $10,196,000, and $3,077,000 were capitalized during the years ended March 31, 2003, 2002, and 2001, respectively. Amortization of mortgage servicing rights was $11,564,000, $5,175,000, and $2,404,000, for the years ended March 31, 2003, 2002, and 2001, respectively. The valuation allowance for the impairment of mortgage servicing rights was $2,934,000, $2,125,000, and $690,000, for the years ended March 31, 2003, 2002, and 2001, respectively. For discussion of the fair value of mortgage servicing rights and method of valuation, see Note 1.

NOTE 7 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):

                                                              MARCH 31,
                                                      ------------------------
                                                         2003           2002
                                                      ---------      ---------
Land and land improvements                            $   7,670      $   7,434
Office buildings                                         34,791         32,376
Furniture and equipment                                  28,461         28,547
Leasehold improvements                                    2,331          2,275
                                                      ---------      ---------
                                                         73,253         70,632
Less allowance for depreciation and amortization         41,348         39,500
                                                      ---------      ---------
                                                      $  31,905      $  31,132
                                                      =========      =========

During the years ending March 31, 2003, 2002, and 2001, building depreciation expense was $1,166,000, $962,000, and $861,000, respectively. The furniture and fixture depreciation expense during the years ending March 31, 2003, 2002, and 2001 was $2,580,000, $2,156,000, and $1,835,000, respectively.

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2018. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2003:

                                                      AMOUNT OF FUTURE
   YEAR                                               MINIMUM PAYMENTS
----------------------------------------------------------------------
                      (Dollars in thousands)
   2004                                                   $   1,059
   2005                                                         994
   2006                                                         873
   2007                                                         719
   2008                                                         640
Thereafter                                                    5,178
                                                          ---------
   Total                                                  $   9,463
                                                          =========

NOTE 8 - DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                         MARCH 31,
                                                  --------------------------------------------------------
                                                                 WEIGHTED                       WEIGHTED
                                                     2003      AVERAGE RATE      2002         AVERAGE RATE
                                                  --------------------------------------------------------
Negotiable order of withdrawal ("NOW") accounts:
  Non-interest-bearing                            $  260,551       0.00%      $   192,785        0.00%
  Interest-bearing
     Fixed rate                                       99,917       0.26%           93,371        0.76%
     Variable rate                                    52,087       0.44%           47,158        1.26%
                                                  ----------                  -----------
                                                     412,555       0.12%          333,314        0.39%

Variable rate insured money market accounts          352,736       0.75%          404,695        1.37%
Passbook accounts                                    196,320       0.50%          168,178        1.04%
Certificates of deposit:
  1.00% to 2.99%                                     529,798       2.35%          302,164        2.65%
  3.00% to  4.99%                                    869,557       3.67%          761,862        4.16%
  5.00% to  6.99%                                    201,276       5.31%          558,627        5.90%
  7.00% to  8.99%                                        726       7.10%            9,272        7.26%
  9.00% to 10.99%                                          -          -                43        9.41%
Ledger purchase accounting adjustment                  3,119                        4,956
                                                  ----------                  -----------
                                                   1,604,476       3.43%        1,636,924        3.99%
                                                  ----------                  -----------
                                                   2,566,087       2.31%        2,543,111        2.91%

Accrued interest on deposits                           8,101                       10,876
                                                  ----------                  -----------
                                                  $2,574,188                  $ 2,553,987
                                                  ==========                  ===========

A summary of annual maturities of certificates of deposit outstanding at March 31, 2003 follows (in thousands):

MATURES DURING YEAR ENDED MARCH 31,                        AMOUNT
-------------------------------------------------------------------
              2004                                      $ 1,061,621
              2005                                          334,792
              2006                                           64,251
              2007                                           48,605
           Thereafter                                        95,207
                                                        -----------
                                                        $ 1,604,476
                                                        ===========

At March 31, 2003 and 2002, certificates of deposit with balances greater than or equal to $100,000 amounted to $204,610,000 and $203,880,000, respectively.

NOTE 9 - BORROWINGS

Federal Home Loan Bank ("FHLB") other borrowings consist of the following (dollars in thousands):

                                                     MARCH 31, 2003             MARCH 31, 2002
                                                --------------------------------------------------
                           MATURES DURING                      WEIGHTED                   WEIGHTED
                        YEAR ENDED MARCH 31,       AMOUNT        RATE        AMOUNT         RATE
                        --------------------------------------------------------------------------
FHLB advances:                 2003             $         -         -      $   123,900      5.04%
                               2004                 129,500      4.15%         129,500      4.15
                               2005                 137,900      4.34          115,400      4.79
                               2006                  91,850      4.26           62,500      4.97
                               2007                  83,368      4.32           64,700      4.72
                               2008                  44,650      3.75            6,500      5.05
                               2009                  49,000      5.40           49,000      5.39
                               2010                       -      0.00                -      0.00
                               2011                   3,000      6.06            3,000      6.06
                               2012                  15,000      4.90           15,000      4.90
Other loans payable           various                41,548      2.78           52,090      3.62
                                                -----------                -----------
                                                $   595,816      4.24%     $   621,590      4.68%
                                                ===========      ====      ===========      ====

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 75% of single-family loans and to 50% of multi-family loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $81,868,000 at March 31, 2003. The FHLB borrowings are also collateralized by mortgage-related securities of $154.9 million and by investment securities of $10.0 million at March 31, 2003.

Included in other loans payable is a short-term line of credit to the Corporation in the amount of $75.0 million. As of March 31, 2003, and 2002, the Corporation had drawn a total of $37.3 million, and $42.7 million, respectively. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2003. The remaining balance of other loans payable represent mortgage loans on real estate held for development with a carrying value of $4.2 million and an undrawn portion of $1.3 million.

NOTE 10 - STOCKHOLDERS' EQUITY

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2003, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its federal regulators at March 31, 2003 and 2002 (dollars in thousands):

                                                                                    MINIMUM REQUIRED
                                                            MINIMUM REQUIRED           TO BE WELL
                                                              FOR CAPITAL          CAPITALIZED UNDER
                                          ACTUAL           ADEQUACY PURPOSES       OTS REQUIREMENTS
                                  --------------------------------------------------------------------
                                    AMOUNT       RATIO       AMOUNT     RATIO       AMOUNT      RATIO
                                  --------------------------------------------------------------------
As of March 31, 2003:

Tier 1 capital

  (to adjusted tangible assets)   $ 258,057      7.43%    $ 104,234     3.00%    $ 173,723       5.00%

Risk-based capital

  (to risk-based assets)            283,004     10.63       213,027     8.00       266,283      10.00

Tangible capital

  (to tangible assets)              258,057      7.43        52,117     1.50           N/A        N/A

AS OF MARCH 31, 2002:

Tier 1 capital

  (to adjusted tangible assets)   $ 250,688      7.31%    $ 102,903     3.00%    $ 171,505       5.00%

Risk-based capital

  (to risk-based assets)            277,528     11.01       201,613     8.00       252,016      10.00

Tangible capital
  (to tangible assets)              250,688      7.31        51,451     1.50           N/A        N/A

The following table reconciles stockholders' equity to federal regulatory capital at March 31, 2003 and 2002 (dollars in thousands):

                                                              MARCH 31,         MARCH 31,
                                                             ----------------------------
                                                                2003              2002
                                                             -----------      -----------
Stockholders' equity of the Corporation                      $   293,004      $   277,512

Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                    (8,496)            (523)
                                                             -----------      -----------

Stockholders' equity of the Bank                                 284,508          276,989

Less: Intangible assets and other non-includable assets          (26,451)         (26,301)
                                                             -----------      -----------

Tier 1 and tangible capital                                      258,057          250,688

Plus: Allowable general valuation allowances                      24,947           26,840
                                                             -----------      -----------

Risk based capital                                           $   283,004      $   277,528
                                                             ===========      ===========

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.

SHAREHOLDERS' RIGHTS PLAN

         On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one "Right" for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and American Stock Transfer Company, as Rights Agent.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than one year of service who are at least 21 years of age. Participating employees may contribute up to 18% (8% before tax and 10% after tax) of their compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee's compensation, 50% of the employee's contribution up to the next 2% of compensation, and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $683,000, $781,000, and $887,000, for the years ended March 31, 2003, 2002, and 2001, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2003 and 2002 was $977,700 and $450,000, respectively. There was no ESOP plan expense for 2001.

The activity in the ESOP shares of both plans is as follows:

                                                         YEAR ENDED MARCH 31,
                                           ------------------------------------------------
                                               2003              2002              2001
                                           ------------      ------------      ------------
Balance at beginning of year                1,364,758         1,340,188         1,381,990
Additional shares purchased                   258,815            45,000            32,198
Shares distributed for terminations           (41,000)          (14,930)          (53,950)
Sale of shares for cash distributions         (99,038)           (5,500)          (20,050)
                                           ----------        ----------        ----------
  Balance at end of year                    1,483,535         1,364,758         1,340,188
Allocated shares included above             1,483,535         1,364,758         1,340,188
                                           ----------        ----------        ----------
  Unallocated shares                                -                 -                 -
                                           ==========        ==========        ==========

During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. Of these, 20,602 shares, 22,556 shares, and 6,200 shares were granted during the years ended March 31, 2003, 2002, and 2001, respectively, to employees in management positions. These grants had fair values of $450,000, $320,000, and $94,000, for the respective years. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $120,000, $140,000, and $400,000 for the years ended March 31, 2003, 2002, and 2001, respectively. Shares vested during the years ended March 31, 2003, 2002, and 2001 and distributed to the employees totaled 30,802, 47,056, and 11,650, respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The activity in the MRP shares is as follows:

                                                   YEAR ENDED MARCH 31,
                                     ------------------------------------------------
                                         2003              2002              2001
                                     ------------      ------------      ------------
Balance at beginning of year           420,230           439,072           443,148
Additional shares purchased              6,559            28,214             7,574
Shares vested                          (30,802)          (47,056)          (11,650)
                                     ---------         ---------         ---------
  Balance at end of year               395,987           420,230           439,072
Allocated shares included above          5,000            15,200            39,700
                                     ---------         ---------         ---------
  Unallocated shares                   390,987           405,030           399,372
                                     =========         =========         =========

The Corporation has two deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2003 and 2002 was $100,000 and $23,000, respectively. There was no expense in fiscal 2001. The second plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 2003, 2002, and 2001 was $280,000, $420,000 and $431,000, respectively.

NOTE 12 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions, which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 2003, retained earnings included approximately $46,057,000 for which no provision for income tax has been made. Income taxes of approximately $18,485,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision for income taxes consists of the following (in thousands):

                                        YEAR ENDED MARCH 31,
                                2003            2002            2001
                             ------------------------------------------
Current:
 Federal                     $   24,440      $   16,632      $   14,377
 State                            3,333            (233)             80
                             ----------      ----------      ----------
                                 27,773          16,399          14,457

Deferred:
 Federal                          2,274           3,061             177
 State                               88           1,019              48
                             ----------      ----------      ----------
                                  2,362           4,080             225
                             ----------      ----------      ----------
Total IncomeTax Expense      $   30,135      $   20,479      $   14,682
                             ==========      ==========      ==========

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                                          YEAR ENDED MARCH 31,
                                                  2003            2002            2001
                                               ------------------------------------------
Income before income taxes                     $   79,698      $   56,846      $   41,659
                                               ==========      ==========      ==========

Income tax expense at federal statutory
 rate of 35%                                   $   27,894      $   19,896      $   14,581

State income taxes, net of federal income
 tax benefits                                       2,222             510              83

Increase in valuation allowance                        56              63             163
Other                                                 (37)             10            (145)
                                               ----------      ----------      ----------
 Income tax provision                          $   30,135      $   20,479      $   14,682
                                               ==========      ==========      ==========

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):

                                                                              AT MARCH 31,
                                                                  2003            2002            2001
                                                               ------------------------------------------
Deferred tax assets:

 Allowances for loan losses                                    $   12,159      $   12,556      $    9,375
 Other                                                              7,621           7,685           4,207
                                                               ----------      ----------      ----------

  Total deferred tax assets                                        19,780          20,241          13,582
 Valuation allowance                                                 (392)           (336)           (273)
                                                               ----------      ----------      ----------
  Adjusted deferred tax assets                                     19,388          19,905          13,309

Deferred tax liabilities:

 FHLB stock dividends                                              (4,220)         (3,307)         (1,773)
 Excess servicing                                                  (4,156)         (4,676)         (3,120)
 Other                                                             (4,017)         (2,565)           (869)
                                                               ----------      ----------      ----------
  Total deferred tax liabilities                                  (12,393)        (10,548)         (5,762)
                                                               ----------      ----------      ----------

  Net deferred tax assets before effect of
  unrealized gains on available for sale securities                 6,995           9,357           7,547
                                                               ----------      ----------      ----------

  Tax effect of net unrealized gains/(losses)
  on available for sale securities                                 (2,475)         (1,505)         (1,302)
                                                               ----------      ----------      ----------

  Net deferred tax assets                                      $    4,520      $    7,852      $    6,245
                                                               ==========      ==========      ==========

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                                     MARCH 31,
                                                         --------------------------------
                                                             2003                  2002
                                                         -----------            ---------
Commitments to extend credit:
  Fixed rate                                             $   180,964            $  35,907
  Adjustable rate                                             33,507               74,878
Unused lines of credit:
  Home equity                                                 81,725               68,756
  Credit cards                                                36,262               34,807
  Commercial                                                  96,497               72,136
Letters of credit                                             28,968               24,968
Loans sold with recourse                                         368                  518
Credit enhancement under the Federal
  Home Loan Bank of Chicago Mortgage
  Partnership Finance Program                                  8,906                7,118
Real estate investment segment borrowings                      4,198                9,390

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago
(FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $43,054,000 and $46,520,000 at March 31, 2003 and 2002, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2003 and 2002 amounted to $251,458,000 and $90,223,000, respectively.

The Corporation participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Corporation enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Corporation receives an agency fee reported as a component of gain on sale of loans. The Corporation had firm commitments outstanding to deliver loans through the Program of $61.5 million at March 31, 2003. Once delivered to the Program, the Corporation provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2003 and 2002.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):

                                                                                 MARCH 31,
                                                       -----------------------------------------------------
                                                                  2003                        2002
                                                       -------------------------   -------------------------
                                                         CARRYING        FAIR        CARRYING       FAIR
                                                          AMOUNT         VALUE        AMOUNT        VALUE
                                                       -----------   -----------   -----------   -----------
Financial assets:
Cash equivalents                                       $   141,427   $   141,427   $   261,676   $   261,676
 Investment securities                                     100,190       100,287        73,740        73,890
 Mortgage-related securities                               248,749       251,828       285,586       286,623
Loans held for sale                                         43,054        43,054        46,520        46,520
Loans receivable                                         2,770,988     2,857,902     2,627,248     2,739,858
Federal Home Loan Bank stock                                81,868        81,868        53,316        53,316
Accrued interest receivable                                 17,866        17,866        19,918        19,918

Financial liabilities:
Deposits                                                 2,574,188     2,467,554     2,553,987     2,312,541
Federal Home Loan Bank and other borrowings                595,816       594,419       621,590       631,329
Accrued interest payable--borrowings                         2,148         2,148         2,512         2,512

NOTE 15 - CONDENSED PARENT ONLY FINANCIAL INFORMATION

The following represents the unconsolidated financial information of the
Corporation:

CONDENSED BALANCE SHEETS

                                                      MARCH 31,
                                                ---------------------
                                                  2003         2002
                                                --------     --------
                                                    (In Thousands)
ASSETS

Cash and cash equivalents                       $  1,046     $    431
Investment in subsidiaries                       286,743      279,846
Securities available for sale                      5,548        5,235
Loans receivable from non-bank subsidiaries       34,147       32,670
Other                                              4,388        4,770
                                                --------     --------
  Total assets                                  $331,872     $322,952
                                                ========     ========

LIABILITIES

Loans payable                                   $ 37,350     $ 42,700
Other liabilities                                  1,518        2,740
                                                --------     --------
  Total liabilities                               38,868       45,440

STOCKHOLDERS' EQUITY

  Total stockholders' equity                     293,004      277,512
                                                --------     --------
  Total liabilities and stockholders' equity    $331,872     $322,952
                                                ========     ========

CONDENSED STATEMENTS OF INCOME

                                                   YEAR ENDED MARCH 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           ------------------------------------
                                                      (In Thousands)
Interest income                            $  1,332      $  1,787      $  3,086
Interest expense                              1,041         1,441         1,699
                                           --------      --------      --------
 Net interest income                            291           346         1,387
Equity in net income from subsidiaries       49,850        36,830        26,601
Non-interest income                            (460)          310          (219)
                                           --------      --------      --------
                                             49,681        37,486        27,769
Non-interest expense                            310         1,429           540
                                           --------      --------      --------
 Income before income taxes                  49,371        36,057        27,229
Income taxes                                   (192)         (310)          252
                                           --------      --------      --------
 Net income                                $ 49,563      $ 36,367      $ 26,977
                                           ========      ========      ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED MARCH 31,
                                                                    ----------------------------------
                                                                      2003         2002         2001
                                                                    ----------------------------------
                                                                              (In Thousands)
OPERATING ACTIVITIES

 Net income                                                         $ 49,563    $  36,367     $ 26,977
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Equity in net income of subsidiaries                                (49,850)     (36,830)     (26,601)
 Other                                                                  (836)       3,705       (1,876)
                                                                    --------    ---------     --------
  Net cash provided (used) by operating activities                    (1,123)       3,242       (1,500)

INVESTING ACTIVITIES

 Proceeds from maturities of investment securities                       250            -            -
 Proceeds from sales of investment securities available for sale          46        1,112        1,247
 Purchase of investment securities available for sale                   (236)        (400)        (678)
 Proceeds from sales of mortgage-related securities available for
  sale                                                                     -        3,969            -
 Net increase in loans receivable from non-bank subsidiaries          (1,477)      (3,194)      (5,093)
 Dividends from Bank subsidiary                                       46,500        5,000       18,700
 Cash paid to purchase Ledger Capital Corp                                 -       (3,318)           -
 Other                                                                     -            -         (380)
                                                                    --------    ---------     --------
 Net cash provided by investing activities                            45,083        3,169       13,796

FINANCING ACTIVITIES

 Increase (decrease) in loans payable                                 (5,350)      12,600       14,700
 Purchase of treasury stock                                          (33,809)     (16,816)     (24,605)
 Exercise of stock options                                             2,423        3,436        1,709
 Purchase of stock by retirement plans                                 2,349        2,087        1,247
 Cash dividend paid                                                   (8,958)      (7,464)      (6,867)
                                                                    --------    ---------     --------
 Net cash used by financing activities                               (43,345)      (6,157)     (13,816)
 Increase (decrease) in cash and cash equivalents                        615          254       (1,520)
Cash and cash equivalents at beginning of year                           431          177        1,697
                                                                    --------    ---------     --------
 Cash and cash equivalents at end of year                           $  1,046    $     431     $    177
                                                                    ========    =========     ========

NOTE 16 - SEGMENT INFORMATION

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

The Real Estate Investment segment borrows funds from the Corporation to meet its operating needs. Such intercompany borrowings are eliminated in consolidation. The interest income and interest expense associated with such borrowings are also eliminated in consolidation.

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the years ended March 31, 2003, 2002, and 2001, respectively (in thousands).

                                                                         YEAR ENDED MARCH 31, 2003
                                                       ------------------------------------------------------
                                                                                                 CONSOLIDATED
                                                       REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                       INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                       -----------     -------     ------------  ------------
Interest income                                          $     26     $  209,605    $      (26)    $  209,605
Interest expense                                              294         92,856          (294)        92,856
                                                         --------     ----------    ----------     ----------
  Net interest income (loss)                                 (268)       116,749           268        116,749
Provision for loan losses                                       -          1,800             -          1,800
                                                         --------     ----------    ----------     ----------
  Net interest income (loss) after provision for loan
   losses                                                    (268)       114,949           268        114,949
Other income                                               16,088         32,816       (16,151)        32,753
Other expense                                              15,883         68,004       (15,883)        68,004
                                                         --------     ----------    ----------     ----------
  Income before income taxes                                  (63)        79,761             -         79,698
Income tax expense (benefit)                                 (380)        30,515             -         30,135
                                                         --------     ----------    ----------     ----------
  Net income                                             $    317     $   49,246    $        -     $   49,563
                                                         ========     ==========    ==========     ==========
Total Assets                                             $ 40,877     $3,497,744    $        -     $3,538,621

                                                                       YEAR ENDED MARCH 31, 2002
                                                       ------------------------------------------------------
                                                                                                 CONSOLIDATED
                                                       REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                       INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                       -----------    ----------   ------------  ------------
Interest income                                          $    185     $  225,701    $     (185)    $  225,701
Interest expense                                              447        128,454          (447)       128,454
                                                         --------     ----------    ----------     ----------
 Net interest income (loss)                                  (262)        97,247           262         97,247
Provision for loan losses                                       -          2,485             -          2,485
                                                         --------     ----------    ----------     ----------
 Net interest income (loss) after provision for loan
  losses                                                     (262)        94,762           262         94,762
Other income                                               20,599         21,282       (20,266)        21,615
Other expense                                              20,004         59,531       (20,004)        59,531
                                                         --------     ----------    ----------     ----------
 Income before income taxes                                   333         56,513             -         56,846
Income tax expense (benefit)                                 (642)        21,121             -         20,479
                                                         --------     ----------    ----------     ----------
 Net income                                              $    975     $   35,392    $        -     $   36,367
                                                         ========     ==========    ==========     ==========
Total Assets                                             $ 46,986     $3,460,090    $        -     $3,507,076

                                                                       YEAR ENDED MARCH 31, 2002
                                                       ------------------------------------------------------
                                                                                                 CONSOLIDATED
                                                       REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                       INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                       -----------    ----------   ------------  ------------
Interest income                                          $    351     $  228,647    $     (351)    $  228,647
Interest expense                                              314        148,096          (314)       148,096
                                                         --------     ----------    ----------     ----------
 Net interest income                                           37         80,551           (37)        80,551
Provision for loan losses                                       -            945             -            945
                                                         --------     ----------    ----------     ----------
 Net interest income after provision for loan losses           37         79,606           (37)        79,606
Other income                                               13,938         15,526       (15,961)        13,503
Other expense                                              15,998         51,450       (15,998)        51,450
                                                         --------     ----------    ----------     ----------
 Income (loss) before income taxes                         (2,023)        43,682             -         41,659
Income tax expense (benefit)                               (1,625)        16,307             -         14,682
                                                         --------     ----------    ----------     ----------
 Net income (loss)                                       $   (398)    $   27,375    $        -     $   26,977
                                                         ========     ==========    ==========     ==========
Total Assets                                             $ 48,658     $3,078,816    $        -     $3,127,474

NOTE 17 - EARNINGS PER SHARE

The computation of earnings per share for fiscal years 2003, 2002, and 2001 is as follows:

                                                                      TWELVE MONTHS ENDED MARCH 31,
                                                         -----------------------------------------------------
                                                             2003                    2002             2001
                                                         -----------------------------------------------------
Numerator:
    Net income                                           $49,563,246              $36,366,934      $26,977,014
                                                         -----------              -----------      -----------
    Numerator for basic and diluted earnings per
     share--income available to common stockholders      $49,563,246              $36,366,934      $26,977,014

Denominator:
    Denominator for basic earnings per
     share--weighted-average common shares outstanding    24,003,163               22,852,144       22,646,701

    Effect of dilutive securities:
     Employee stock options                                  581,257                  593,423          561,132
     Management Recogintion Plans                              8,012                   17,300
    Denominator for diluted earnings per
     share--adjusted weighted-average common shares      -----------              -----------      -----------
     and assumed conversions                              24,592,432               23,462,867       23,207,833
                                                         ===========              ===========      ===========
Basic earnings per share                                 $      2.06              $      1.59      $      1.19
                                                         ===========              ===========      ===========
Diluted earnings per share                               $      2.02              $      1.55      $      1.16
                                                         ===========              ===========      ===========

                Report Of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor BanCorp Wisconsin Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting standards generally accepted in the United States.

/s/ Ernst & Young LLP
------------------------
Milwaukee, Wisconsin
May 9, 2003

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

The Audit Committee of the Board of Directors is composed of outside directors and has the responsibility for the appointment of the independent auditors for the Corporation. The committee meets regularly with the independent auditors and internal auditors to review the scope of their audits and audit reports and to discuss any action to be taken. The independent auditors and the internal auditors have free access to the Audit Committee.

/s/ Douglas J. Timmerman
-------------------------------------
Douglas J. Timmerman
President and Chief Executive Officer

/s/ Michael W. Helser
-------------------------------------
Michael W. Helser
Treasurer and Chief Financial Officer

/s/ Holly Cremer Berkenstadt
-------------------------------------
Holly Cremer Berkenstadt
Audit Committee

/s/ David L. Omachinski
-------------------------------------
David L. Omachinski
Audit Committee

/s/ Donald D. Parker
-------------------------------------
Donald D. Parker
Audit Committee

June 6, 2003

QUARTERLY FINANCIAL INFORMATION

                                           MAR 31,   DEC 31,    SEP 30,   JUN 30,    MAR 31,    DEC 31,    SEP 30,    JUN 30,
                                            2003      2002        2002      2002      2002       2001        2001      2001
                                          -----------------------------------------------------------------------------------
                                                                (In Thousands, Except Per Share Data)
Interest income:
Loans                                     $ 43,853  $  45,504  $  47,467  $ 48,024  $ 49,119  $   50,205  $  48,597  $ 48,950
Securities and other                         5,483      6,983      5,867     6,424     6,864       6,943      7,249     7,774
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Total interest income                      49,336     52,487     53,334    54,448    55,983      57,148     55,846    56,724
Interest expense:
Deposits                                    14,492     16,177     16,813    18,357    21,141      23,125     23,997    24,900
Borrowings and other                         6,148      6,611      6,949     7,309     7,459       8,236      8,995    10,601
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Total interest expense                     20,640     22,788     23,762    25,666    28,600      31,361     32,992    35,501
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Net interest income                        28,696     29,699     29,572    28,782    27,383      25,787     22,854    21,223
Provision for loan losses                      450        450        450       450     1,575         150        550       210
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Net interest income after
  provision for loan losses                 28,246     29,249     29,122    28,332    25,808      25,637     22,304    21,013

Service charges on deposits                  1,816      1,867      1,868     1,698     1,597       1,706      1,604     1,559
Gain on sale of loans                        6,346      7,605      4,928     1,841     3,199       2,347      1,624     1,691
Net gain on sale of investments
 and mortgage-related securities               837        206        666        89        64          (5)       201       553
Other non-interest income                    2,365       (723)      (455)    1,799     2,197         384      1,678     1,216
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Total non-interest income                  11,364      8,955      7,007     5,427     7,057       4,432      5,107     5,019

Compensation                                10,138      9,210      8,883     9,208     8,346       8,407      8,138     7,663
Other non-interest expense                   8,002      7,327      7,847     7,389     7,304       7,385      6,255     6,033
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Total non-interest expense                 18,140     16,537     16,730    16,597    15,650      15,792     14,393    13,696
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Income before income taxes                 21,470     21,667     19,399    17,162    17,215      14,277     13,018    12,336
Income taxes                                 8,203      8,260      7,285     6,387     5,812       5,463      4,779     4,425
                                          --------  ---------  ---------  --------  --------  ----------  ---------  --------
 Net income                               $ 13,267  $  13,407  $  12,114  $ 10,775  $ 11,403  $    8,814  $   8,239  $  7,911
                                          ========  =========  =========  ========  ========  ==========  =========  ========

Earnings Per Share:
 Basic                                    $   0.56  $    0.56  $    0.50  $   0.43  $   0.47  $     0.38  $    0.38  $   0.36
 Diluted                                      0.55       0.55       0.49      0.42      0.46        0.37       0.37      0.35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 9 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to pages 14 to 24 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 10 to 13 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2003.

         The information relating to the Equity Compensation Plan table is incorporated herein by reference to pages 16 to 17 to the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to page 25 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2003.

ITEM 14. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. In response to the adoption of Sarbanes-Oxley Act of 2002, the Corporation's and the certifying officers of this report have implemented disclosure controls and procedures to ensure that material information relating to the Corporation is made known to the signing officers, and consequently reflected in periodic SEC reports. These controls and procedures were built upon the Corporation's pre-existing practices. The Corporation and those officers have evaluated for this report the effectiveness of those disclosures, controls and procedures within 90 days prior to its filing. The Corporation and the certifying officers believe that these disclosure controls and procedures are effective, based upon this evaluation.

         (b) CHANGES IN INTERNAL CONTROLS. During the period covered by this report, there were not any significant change in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with respect to material weaknesses and significant deficiencies.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

         The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated May 9, 2003 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

         Consolidated Balance Sheets at March 31, 2003 and 2002.

         Consolidated Statements of Income for each year in the three-year period ended March 31, 2003.

         Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 2003.

         Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2003.

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

                  Refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8.

         EXHIBIT NO. 21. SUBSIDIARIES OF THE REGISTRANT:

                  Subsidiary information is incorporated by reference to "Part I, Item 1, Business-General" and "Part I, Item 1, Business-Subsidiaries."

         EXHIBIT NO. 23. CONSENT OF ERNST & YOUNG LLP:

                  The consent of Ernst & Young LLP is included herein as an exhibit to this Report.

         99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

         99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

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

                                       Date: June 6, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By: /s/      Douglas J. Timmerman      By: /s/     Michael W. Helser
    --------------------------------       -------------------------------------
    Douglas J. Timmerman                   Michael W. Helser
    Chairman of the Board, President       Treasurer and Chief Financial Officer
    and Chief Executive Officer            (principal financial and
    (principal executive officer)          accounting officer)
    Date: June 6, 2003                     Date: June 6, 2003

By: /s/     Donald D. Kropidlowski        By: /s/    Greg M. Larson
    -----------------------------------       ----------------------------------
    Donald D. Kropidlowski                    Greg M. Larson
    Director                                  Director
    Date: June 6, 2003                        Date: June 6, 2003

By: /s/     Richard A. Bergstrom          By: /s/    Pat Richter
    -----------------------------------       ----------------------------------
    Richard A. Bergstrom                      Pat Richter
    Director                                  Director
    Date: June 6, 2003                        Date: June 6, 2003

By: /s/     Bruce A. Robertson            By: /s/    Holly Cremer Berkenstadt
    -----------------------------------       ----------------------------------
    Bruce A. Robertson                        Holly Cremer Berkenstadt
    Director                                  Director
    Date: June 6, 2003                        Date:June 6, 2003

By: /s/     James D. Smessaert            By: /s/    David L. Omachinski
    -----------------------------------       ----------------------------------
    James D. Smessaert                        David L. Omachinski
    Director                                  Director
    Date: June 6, 2003                        Date: June 6, 2003

By: /s/     Donald D. Parker              By: /s/    Mark D. Timmerman
    -----------------------------------       ----------------------------------
    Donald D. Parker                          Mark D. Timmerman
    Director                                  Director
    Date: June 6, 2003                        Date: June 6, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas J. Timmerman, certify that:

1. I have reviewed this annual report on Form 10-K of Anchor Bancorp Wisconsin, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003        /s/ Douglas J. Timmerman
                          ------------------------------------------------------
                                 Douglas J. Timmerman
                                 Chairman, President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. Helser, certify that:

1. I have reviewed this annual report on Form 10-K of Anchor Bancorp Wisconsin, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003                  /s/ Michael W. Helser
                                    --------------------------------------------
                                           Michael W. Helser
                                           Chief Financial Officer and Treasurer