Form 10-Q
period 2003-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2003-08-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Wisconsin                                       39-1726871
          ---------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          25 West Main Street
          Madison, Wisconsin                                53703
       ------------------------                           ----------
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

                      Class: Common stock -- $.10 Par Value


          Number of shares outstanding as of July 31, 2003: 23,456,278

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q


                                                                                                          PAGE #
                                                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of June 30, 2003
                              and March 31, 2003                                                              2

                              Consolidated Statements of Income for the Three
                              Months Ended June 30, 2003 and 2002                                             3

                              Consolidated Statements of Cash Flows for the Three Months
                              Ended June 30, 2003 and 2002                                                    4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

                              Results of Operations                                                          12

                              Financial Condition                                                            16

                              Asset Quality                                                                  17

                              Liquidity & Capital Resources                                                  19

                              Asset/Liability Management                                                     21

                              Segment Reporting                                                              22

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             24

         Item 4       Controls and Procedures                                                                24

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      24
         Item 2       Changes in Securities and Use of Proceeds                                              24
         Item 3       Defaults upon Senior Securities                                                        24
         Item 4       Submission of Matters to a Vote of Security Holders                                    25
         Item 5       Other Information                                                                      25
         Item 6       Exhibits and Reports on Form 8-K                                                       25

SIGNATURES                                                                                                   26


                           CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                     JUNE 30,       MARCH 31,
                                                                                       2003           2003
                                                                                ---------------------------------
                                                                                (In Thousands, Except Share Data)
ASSETS
Cash                                                                                $    69,578    $    69,178
Interest-bearing deposits                                                               133,294         72,249
                                                                                    -----------    -----------
  Cash and cash equivalents                                                             202,872        141,427
Investment securities available for sale                                                 81,591         97,192
Investment securities held to maturity (fair value of $3,069 and
  $3,095, respectively)                                                                   2,999          2,998
Mortgage-related securities available for sale                                          169,585        185,751
Mortgage-related securities held to maturity (fair value of $48,437
  and $66,077, respectively)                                                             46,242         62,998
Loans receivable, net:
  Held for sale                                                                          61,666         43,054
  Held for investment                                                                 2,823,263      2,770,988
Foreclosed properties and repossessed assets, net                                           992          1,535
Real estate held for development and sale                                                43,960         44,994
Office properties and equipment                                                          31,882         31,905
Federal Home Loan Bank stock--at cost                                                    83,108         81,868
Accrued interest on investments and loans and other assets                               54,498         53,955
Goodwill                                                                                 19,956         19,956
                                                                                    -----------    -----------
     Total assets                                                                   $ 3,622,614    $ 3,538,621
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                            $ 2,633,503    $ 2,574,188
Federal Home Loan Bank and other borrowings                                             607,614        595,816
Advance payments by borrowers for taxes and insurance                                    12,935          6,579
Other liabilities                                                                        68,863         69,034
                                                                                    -----------    -----------
     Total liabilities                                                                3,322,915      3,245,617
                                                                                    -----------    -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                 -              -
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 23,907,109 and 23,942,858 shares outstanding,
 respectively                                                                             2,536          2,536
Additional paid-in capital                                                               65,360         64,271
Retained earnings                                                                       261,022        251,729
Accumulated other comprehensive income                                                    3,557          4,177
Treasury stock (1,456,230 shares and 1,420,481 shares, respectively), at cost           (29,714)       (28,917)
Unearned deferred compensation                                                           (3,062)          (792)
                                                                                    -----------    -----------
     Total stockholders' equity                                                         299,699        293,004
                                                                                    -----------    -----------
     Total liabilities and stockholders' equity                                     $ 3,622,614    $ 3,538,621
                                                                                    ===========    ===========



See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                                  ---------------------------
                                                                                     2003             2002
                                                                                  ---------------------------
                                                                             (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                               $ 44,112        $ 48,024
Mortgage-related securities                                                            2,870           4,239
Investment securities                                                                  1,880           1,581
Interest-bearing deposits                                                                180             604
                                                                                    --------        --------
  Total interest income                                                               49,042          54,448

INTEREST EXPENSE:
Deposits                                                                              14,483          18,357
Notes payable and other borrowings                                                     6,060           7,224
Other                                                                                     39              85
                                                                                    --------        --------
  Total interest expense                                                              20,582          25,666
                                                                                    --------        --------
  Net interest income                                                                 28,460          28,782
Provision for loan losses                                                                450             450
                                                                                    --------        --------
  Net interest income after provision for loan losses                                 28,010          28,332

NON-INTEREST INCOME:
Loan servicing income (loss)                                                          (1,601)            652
Service charges on deposits                                                            2,004           1,698
Insurance commissions                                                                    624             631
Net gain on sale of loans                                                              9,807           1,841
Net gain on sale of investments and mortgage-related securities                          352              89
Net income from operations of real estate investments                                    638             102
Other                                                                                  1,242             414
                                                                                    --------        --------
  Total non-interest income                                                           13,066           5,427

NON-INTEREST EXPENSE:
Compensation                                                                          10,388           9,208
Occupancy                                                                              1,609           1,362
Furniture and equipment                                                                1,448           1,131
Data processing                                                                        1,174           1,348
Marketing                                                                                790             714
Other                                                                                  2,741           2,834
                                                                                    --------        --------
  Total non-interest expense                                                          18,150          16,597
                                                                                    --------        --------
  Income before income taxes                                                          22,926          17,162
Income taxes                                                                           8,833           6,387
                                                                                    --------        --------
  Net income                                                                        $ 14,093        $ 10,775
                                                                                    ========        ========

Earnings per share:
  Basic                                                                             $   0.61        $   0.43
  Diluted                                                                               0.59            0.42
Dividends declared per share                                                            0.10            0.08





See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                             THREE MONTHS ENDED JUNE 30,
                                                                             ---------------------------
                                                                                2003             2002
                                                                             ---------------------------
                                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                   $  14,093       $  10,775
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                          450             450
 Provision for depreciation and amortization                                        888           1,445
 Net gain on sales of loans                                                      (9,807)         (1,841)
 Amortization of stock benefit plans                                                 33              35
 Tax benefit from stock related compensation                                        989             260
 Net decrease (increase) due to origination and sale of loans held for sale     (18,612)         25,114
 Decrease in accrued interest receivable                                            195             162
 Decrease in accrued interest payable                                              (307)         (1,939)
 Decrease in accounts payable                                                      (171)         (6,403)
 Other                                                                          (14,014)         13,663
                                                                              ---------       ---------
  Net cash provided (used) by operating activities                              (26,263)         41,721

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                    744          10,362
 Proceeds from maturities of investment securities                               97,884          92,888
 Purchase of investment securities available for sale                           (82,921)       (146,545)
 Proceeds from sale of mortgage-related securities available for sale             4,535           4,823
 Purchase of mortgage-related securities available for sale                     (25,312)         (9,132)
 Principal collected on mortgage-related securities                              53,400          26,625
 Loans originated for investment                                               (361,545)       (256,240)
 Principal repayments on loans                                                  328,975         216,831
 Net additions of office properties and equipment                                  (928)           (610)
 Investment in real estate held for development and sale                          1,004              57
                                                                              ---------       ---------
  Net cash provided (used) by investing activities                               15,836         (60,941)


                                   (Unaudited)



                                                                               THREE MONTHS ENDED JUNE 30,
                                                                               ---------------------------
                                                                                 2003               2002
                                                                               ---------------------------
                                                                                      (IN THOUSANDS)
FINANCING ACTIVITIES
Increase (decrease) in deposit accounts                                        $  59,315         $ (44,784)
 Increase in advance payments by borrowers
   for taxes and insurance                                                         6,356             6,660
 Proceeds from notes payable to Federal Home Loan Bank                           154,450             8,500
 Repayment of notes payable to Federal Home Loan Bank                           (146,500)           (7,500)
 Increase in securities sold under agreements
   to repurchase                                                                       -             7,964
  Increase (decrease) in other loans payable                                       3,848            (8,629)
 Treasury stock purchased                                                         (3,876)           (1,537)
 Exercise of stock options                                                           221               655
 Purchase of stock by retirement plans                                               439               349
 Payments of cash dividends to stockholders                                       (2,381)           (2,060)
                                                                               ---------         ---------
   Net cash (used) provided by financing activities                               71,872           (40,382)
                                                                               ---------         ---------
   Net (decrease) increase in cash and cash equivalents                           61,445           (59,602)
 Cash and cash equivalents at beginning of period                                141,427           261,676
                                                                               ---------         ---------
   Cash and cash equivalents at end of period                                  $ 202,872         $ 202,074
                                                                               =========         =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                          $  20,777         $  25,828
  Income taxes                                                                     3,551             4,536






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


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2003.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2003 and 2002, total comprehensive income amounted to $13.5 million and $12.8 million, respectively.

NEW ACCOUNTING STANDARDS In November 2002, the FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"). FIN 45 significantly changes current practice in the accounting for, and disclosure of, guarantees. FIN 45 requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5 "Accounting for Contingencies." The recording of the liability will not significantly affect the Corporation's financial condition. FIN 45 also requires a guarantor to make significant new disclosures (see below) even when the likelihood of making any payments under the guarantee is remote.

The Corporation's real estate investment segment guarantees some loans for some of the development partnerships that it invests in to complete developed homes for sale. As of June 30, 2003 the Corporation has guaranteed $45.6 million for the following partnerships on behalf of the respective subsidiaries listed below.


                                                         ORIGINAL              AMOUNT                 AMOUNT
SUBSIDIARY              PARTNERSHIP                       AMOUNT             OUTSTANDING           OUTSTANDING
  OF IDI                   ENTITY                       GUARANTEED           AT 6/30/03             AT 3/31/03
----------         ----------------------              ------------          -----------           -----------
                   (Dollars in thousands)

  Oakmont              Chandler Creek                  $      7,340          $     7,340           $     7,340

  Davsha                   Century                            2,359                  840                 1,013

 Davsha II                 Paragon                            5,100                1,360                 2,000

 Davsha III         Indian Palms 147, LLC                     8,500                2,770                 2,700

 Davsha IV           DH Indian Palms, LLC                    10,225                1,390                 1,700

  Davsha V          Villa Santa Rosa, LLC                     8,018                3,160                 3,300

 Davsha VI            Bellasara 168, LLC                      4,090                4,090                 2,600
                                                       ------------          -----------           -----------
   Total                                               $     45,632          $    20,950           $    20,653
                                                       ------------          -----------           -----------


In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of this statement are effective immediately for variable interests in variable interest entities ("VIE") created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003.

The Corporation's subsidiary, IDI, has real estate partnership investments within its subsidiaries for which it guarantees the above loans. These partnerships are also funded by financing from the IDI subsidiaries secured by the lots and homes being developed within each of the respective partnership entities.

The Corporation accounts for these partnerships under the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreements. As a limited partner, the Corporation still has the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements and participation in policy-making processes. The Corporation has a 50% controlling interest in the respective limited partnerships and therefore has significant influence over the right to approve the sale or refinancing of assets of the respective partnerships in accordance with those partnership agreements.

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $45.6 million. At June 30, 2003, the Corporation's aggregate net investment in these partnerships totaled $44.0 million. These amounts represent the Corporation's maximum exposure to loss at June 30, 2003 as a result of involvement with these limited partnerships.

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

On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.

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


                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                         ---------------------------
                                            2003              2002
                                         ---------------------------
Net Income
  As reported                            $  14,093         $  10,775
  Pro forma                                 14,020            10,744

Earnings per share-Basic
  As reported                            $    0.61         $    0.43
  Pro forma                                   0.61              0.43

Earnings per share-Diluted
  As reported                            $    0.59         $    0.42
  Pro forma                                   0.59              0.42



The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the three months ended June 30, 2003 and June 30, 2002 were estimated on the date of grant using the Black-Scholes option-pricing model.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The provisions of this statement are effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 and are not expected to have a material impact on the Corporation's consolidated financial statements.

Certain 2002 accounts have been reclassified to conform to the 2003 presentations.

NOTE 3 -- GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at June 30, 2003 and at March 31, 2003. Information regarding the Company's other intangible assets follows:


                                           JUNE 30, 2003                                       MARCH 31, 2003
                            ------------------------------------------        ----------------------------------------------
                            CARRYING        ACCUMULATED                        CARRYING          ACCUMULATED
                             AMOUNT        AMORTIZATION         NET             AMOUNT          AMORTIZATION        NET
                            ------------------------------------------        ----------------------------------------------
                                                                   (In Thousands)
Other intangible assets:
  Core deposit premium      $  3,124         $   1,306       $   1,818        $    3,124         $    1,093       $    2,031
  Mortgage servicing rights   14,627             3,506          11,121            23,283             11,564           11,719
                            --------         ---------       ---------        ----------         ----------       ----------
  Total                     $ 17,751         $   4,812       $  12,939        $   26,407         $   12,657       $   13,750
                            --------         ---------       ---------        ----------         ----------       ----------


The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of June 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:


                                                     MORTGAGE            CORE
                                                     SERVICING          DEPOSIT
                                                      RIGHTS            PREMIUM            TOTAL
                                                    ----------         ---------         ----------
                                                                    (In Thousands)
Quarter ended June 30, 2003 (actual)                $    3,506         $    213          $    3,719



Estimate for the year ended March 31,
                               2004                      5,859              852               6,711
                               2005                      2,930              852               3,782
                               2006                      1,465              114               1,579
                               2007                        867                -                 867
                                                    ----------         --------          ----------
                                                    $   11,121         $  1,818          $   12,939
                                                    ----------         --------          ----------


NOTE 4 -- STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2003, options for 137,693 shares of common stock were exercised at a weighted-average price of $5.55 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid was charged to retained earnings $2.4 million. During the quarter ended June 30, 2003, the Corporation repurchased 191,987 shares of common stock and reissued 18,545 shares of treasury stock to the Corporation's retirement plans. The weighted-average cost of these shares was $22.94 per share or $440,000 in the aggregate and the gain of the market price over the cost of the treasury shares of $14,000 was credited to retained earnings. On May 15, 2003, the Corporation paid a cash dividend of $0.10 per share, amounting to $2.4 million.

NOTE 5 -- EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2003 and 2002 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.


                                                 THREE MONTHS ENDED JUNE 30,
                                                 --------------------------
                                                    2003           2002
                                                 --------------------------
Numerator:
      Net income                                 $14,093,018   $10,775,201
                                                 -----------   -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                             $14,093,018   $10,775,201

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                        23,226,753    25,000,703
      Effect of dilutive securities:
        Employee stock options                       530,135       685,502
        Management Recognition Plans                  14,627        18,462
      Denominator for diluted earnings per
        share--adjusted weighted-average         -----------   -----------
        common shares and assumed conversions     23,771,515    25,704,667
                                                 ===========   ===========
Basic earnings per share                         $      0.61   $      0.43
                                                 ===========   ===========
Diluted earnings per share                       $      0.59   $      0.42
                                                 ===========   ===========


NOTE 6 -- SUBSEQUENT EVENTS

On July 22, 2003, the Corporation declared an $0.11 per share cash dividend on its common stock to be paid on August 15, 2003 to stockholders of record on August 1, 2003.

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

SIGNIFICANT ACCOUNTING POLICIES



         There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:



- Establishing the amount of the allowance for loan losses requires the use of judgment as well as other systematic objective and quantitative methods. Assets are evaluated at least quarterly and risk components reviewed as a part of that evaluation. See Notes to Consolidated Financial Statements -- Summary of Significant Accounting Policies "Allowances for Loan Losses" for a discussion of risk components.


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


Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three months ended June 30, 2003, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2003 increased $3.3 million to $14.1 million from $10.8 million for the same period in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to an increase in non-interest income of $7.6 million primarily due to an increase in the gain on sale of loans of $8.0 million. In addition, interest expense decreased $5.1 million for the three months ended June 30, 2003, as compared to the same period in the prior year, primarily due to a decrease in the weighted average rate paid on interest-bearing liabilities. These increases were partially offset by a decrease in interest income of $5.4 million, an increase in income tax expense of $2.4 million, and an increase in non-interest expense of $1.6 million. The provision for loan losses of remained constant during the three months ended June 30, 2003, as compared to the same period in the prior year.

Net Interest Income. Net interest income decreased $320,000 for the three months ended June 30, 2003, as compared to the same period in the prior year. The net interest margin decreased to 3.39% from 3.52% for the respective three-month periods. The interest rate spread decreased to 3.27% from 3.40% for the same respective periods.

Interest income on loans decreased $3.9 million for the three months ended June 30, 2003, as compared to the same period in the prior year. This decrease was the result of a decrease of 106 basis points in the average yield on loans to 6.13% from 7.19% for the respective three-month periods. Interest income on mortgage-related securities decreased $1.4 million for the three-month period primarily due to a decrease of $33.0 million in the average balance of mortgage related securities and a decrease of 143 basis points in the average yield on mortgage-related securities to 4.80% from 6.23%. In addition, interest income on interest-bearing deposits decreased $420,000 for the three months ended June 30, 2003, as compared to the same period in 2002. Interest income on investment securities (including Federal Home Loan Bank stock) increased $300,000 for the three-month period ended June 30, 2003, as compared to the same period in the prior year. This was primarily a result of an increase of $22.9 million in the average balance of investment securities for the three-month period ended June 30, 2003.

Interest expense on deposits decreased $3.9 million for the three months ended June 30, 2003, as compared to the same period in 2002. This decrease was due primarily to a decrease of 69 basis points in the weighted average cost of deposits to 2.23% from 2.92% for the respective three-month periods. Interest expense on notes payable and other borrowings decreased $1.2 million during the three months ended June 30, 2003, as compared to the same period in the prior year due primarily to a decrease of $18.4 million in the average balances of notes payable and other borrowings. There was also a decrease in the weighted average cost of notes payable and other borrowings of 63 basis points to 4.02% from 4.65% for the three-month period ended June 30, 2003, as compared to the same period in 2002. Other interest expense decreased $50,000 for the three months ended June 30, 2003, as compared to the same period in the prior year.

Provision for Loan Losses. Provision for loan losses remained constant at $450,000 for the three-month period ended June 30, 2003, as compared to the same period for the prior year. The provisions were based on management's ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.

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


                                                                  THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------------------------------------------
                                                           2003                               2002
                                             ---------------------------------   ---------------------------------
                                                                       AVERAGE                             AVERAGE
                                               AVERAGE                  YIELD/    AVERAGE                   YIELD/
                                               BALANCE      INTEREST   COST(1)    BALANCE       INTEREST   COST(1)
                                             ---------------------------------   ---------------------------------
                                                                       (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                           $2,232,645    $   33,883    6.07%   $2,114,956    $   37,818   7.15%
Consumer loans (2)                              508,606         8,190    6.44       434,982         8,241   7.58
Commercial business loans (2)                   135,549         2,039    6.02       120,750         1,965   6.51
                                             ----------    ----------            ----------    ----------
  Total loans receivable (2)                  2,876,800        44,112    6.13     2,670,688        48,024   7.19
Mortgage-related securities                     238,987         2,870    4.80       272,031         4,239   6.23
Investment securities                           111,409           526    1.89       117,122           908   3.10
Interest-bearing deposits                        53,179           180    1.35       157,169           604   1.54
Federal Home Loan Bank stock                     82,509         1,354    6.56        53,908           673   4.99
                                             ----------    ----------            ----------    ----------
  Total interest-earning assets               3,362,884        49,042    5.83     3,270,918        54,448   6.66
Non-interest-earning assets                     194,730                             198,995
                                             ----------                          ----------
  Total assets                               $3,557,614                          $3,469,913
                                             ==========                          ==========

INTEREST-BEARING LIABILITIES
Demand deposits                              $  777,480           963    0.50    $  730,514         1,875   1.03
Regular passbook savings                        204,331           255    0.50       175,452           453   1.03
Certificates of deposit                       1,618,653        13,265    3.28     1,612,219        16,029   3.98
                                             ----------    ----------            ----------    ----------
  Total deposits                              2,600,464        14,483    2.23     2,518,185        18,357   2.92
Notes payable and other borrowings              603,064         6,060    4.02       621,429         7,224   4.65
Other                                            10,064            39    1.55        11,772            85   2.89
                                             ----------    ----------            ----------    ----------
  Total interest-bearing liabilities          3,213,592        20,582    2.56     3,151,386        25,666   3.26
                                                           ----------    ----                  ----------   ----
Non-interest-bearing liabilities                 45,940                              34,581
                                             ----------                          ----------
  Total liabilities                           3,259,532                           3,185,967
Stockholders' equity                            298,082                             283,946
                                             ----------                          ----------
  Total liabilities and stockholders' equity $3,557,614                          $3,469,913
                                             ==========                          ==========

  Net interest income/interest rate spread                 $   28,460    3.27%                 $   28,782   3.40%
                                                           ==========    ====                  ==========   ====
  Net interest-earning assets                $  149,292                          $  119,532
                                             ==========                          ==========
  Net interest margin                                                    3.39%                              3.52%
                                                                         ====                               ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities         1.05                                1.04
                                             ==========                          ==========



---------------------
(1)  Annualized
(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Non-Interest Income. Non-interest income increased $7.6 million to $13.1 million for the three months ended June 30, 2003, as compared to $5.4 million for the same period in the prior year, primarily due to an increase in net gain on sale of loans of $8.0 million. The increase in the gain on sale of loans was primarily due to a higher volume of loan originations as a result of the low interest rate environment. In addition, other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $830,000 for the three-month period ended June 30, 2003, as compared to the same period in the prior year. Net income from operations of real estate investments increased $540,000 for the three-month period ended June 30, 2003, as compared to the same period in the prior year. Service charges on deposit accounts increased $310,000 for the three months ended June 30, 2003. Net gain on sale of investments and mortgage-related securities increased $260,000 for the three months ended June 30, 2003. These increases were partially offset by a decrease in loan servicing income of $2.3 million during the three months ended June 30, 2003, as compared to the same period in the prior year. The decrease in loan servicing income was due primarily to increased amortization of mortgage servicing rights, which resulted from increases in mortgage loan refinancings in the declining interest rate environment. Insurance commissions remained relatively constant for the three-month period ended June 30, 2003, as compared to the same period in the prior year.

Non-Interest Expense. Non-interest expense increased $1.6 million to $18.2 million for the three months ended June 30, 2003, as compared to $16.6 million for the same period in 2002, as a result of several factors. Compensation expense increased $1.2 million for the three-month period compared to the same period in the prior year due primarily to an increase in incentive compensation resulting from increased loan production and increased employee benefits. In addition, furniture and equipment expense increased $320,000 for the three months ended June 30, 2003, as compared to the same period in the prior year. Occupancy expense increased $250,000 and marketing expense increased $80,000 for the three-month period ended June 30, 2003, as compared to the same period in the prior year. These increases were partially offset by a decrease in data processing expense of $170,000 and a decrease in other non-interest expense of $90,000 for the three-month period ended June 30, 2003, as compared to the same period in the prior year.

Income Taxes. Income tax expense increased $2.4 million during the three months ended June 30, 2003, as compared to the same period in 2002. The effective tax rate was 38.5% for the current three-month period, as compared to 37.2% for the three-month period last year.

FINANCIAL CONDITION



During the three months ended June 30, 2003, the Corporation's assets increased by $84.0 million from $3.54 billion at March 31, 2003 to $3.62 billion. The majority of this increase was attributable to an increase in loans, which were partially offset by decreases in other categories such as mortgage-related securities and investments.

Total loans (including loans held for sale) increased $70.9 million during the three months ended June 30, 2003. Activity for the period consisted of (i) originations and purchases of $942.3 million, (ii) sales of $542.4 million, and
(iii) principal repayments and other adjustments of $329.0 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $32.9 million during the three months ended June 30, 2003 as a result of principal repayments and market value adjustments of $53.7 million and sales of $4.5 million. These decreases were partially offset by purchases of $25.3 million of mortgage-related securities in this three-month period. Mortgage-related securities consisted of $150.4 million of mortgage-backed securities and $65.4 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 2003.

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

Investment securities (both available for sale and held to maturity) decreased $15.6 million during the three months ended June 30, 2003 as a result of sales and maturities of $98.6 million of U.S. Government and agency securities, which were substantially offset by purchases of $82.9 million of such securities.

Total liabilities increased $77.3 million during the three months ended June 30, 2003. This increase was largely due to a $59.3 million increase in deposits, an $11.8 million increase in FHLB advances and other borrowings, and a $6.4 million increase in advance payments by borrowers for taxes and insurance during the three-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $241.8 million at June 30, 2003 and generally mature within one to five years.

Stockholders' equity increased $6.7 million during the three months ended June 30, 2003 as a net result of (i) comprehensive income of $13.5 million, (ii) stock options exercised of $2.7 million (with the excess of the cost of treasury shares over the option price ($2.4 million) charged to retained earnings), (iii) the purchase of stock by retirement plans of $430,000 (with the gain of the purchase price over the cost of treasury shares of $10,000 credited to retained earnings), and (iv) benefit plan shares earned and related tax adjustments totaling $1.1 million. These increases were partially offset by (i) purchases of treasury stock of $3.9 million, (ii) cash dividends of $2.4 million, and (iii) common stock purchased in a rabbi trust established pursuant to the Corporation's supplemental retirement plan of $2.3 million.

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

Non-performing assets increased $6.0 million to $17.6 million at June 30, 2003 from $11.7 million March 31, 2003 and increased as a percentage of total assets to 0.55% from 0.34% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:


                                                                                AT MARCH 31,
                                                     AT JUNE 30,     -----------------------------------
                                                        2003           2003         2002          2001
                                                     -----------     -----------------------------------
                                                                     (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                             $ 4,402       $ 4,510       $ 4,505       $ 2,572
 Multi-family residential                                    -           444           187           372
 Commercial real estate                                  8,591         1,776         2,212           650
 Construction and land                                      10             -           168           257
 Consumer                                                  762           661           933           499
 Commercial business                                     2,812         2,678         1,037           697
                                                       -------       -------       -------       -------
  Total non-accrual loans                               16,577        10,069         9,042         5,047
Real estate held for development and sale                   42            49            74           352
Foreclosed properties and repossessed assets, net          992         1,535         1,475           313
                                                       -------       -------       -------       -------
  Total non-performing assets                          $17,611       $11,653       $10,591       $ 5,712
                                                       =======       =======       =======       =======

Performing troubled debt restructurings                $ 2,567       $ 2,590       $   403       $   300
                                                       =======       =======       =======       =======

Total non-accrual loans to total loans                    0.55%         0.34%         0.32%         0.20%
Total non-performing assets to total assets               0.49          0.33          0.30          0.18
Allowance for loan losses to total loans                  1.00          1.00          1.09          0.94
Allowance for loan losses to total
 non-accrual loans                                      181.20        294.74        346.04        477.04
Allowance for loan and foreclosure losses
 to total non-performing assets                         172.66        257.87        300.05        422.16



Non-accrual loans increased $6.5 million during the three months ended June 30, 2003. The increase was largely attributable to two commercial real estate loans. One was a $3.3 million loan secured by retail property located in Dallas, Texas. The other one was a $2.4 million loan secured by a 105 unit hotel located in Janesville, Wisconsin. At June 30, 2003, there were four non-accrual commercial loans with carrying values greater than $1.0 million. One loan is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a carrying value of $1.5 million at June 30, 2003. Another loan with a carrying value greater than $1.0 million is a commercial business loan for MRI scanning equipment in Eden Prairie, Minnesota, and had a carrying value of $1.7 million at June 30, 2003. The other two loans with carrying values greater than $1.0 million are the commercial real estate loans discussed above. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.


Non-performing real estate held for development and sale remained relatively constant for the three months ended June 30, 2003.

Foreclosed properties and repossessed assets decreased $540,000 for the three months ended June 30, 2003. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at June 30, 2003.

Performing troubled debt restructurings remained relatively constant during the three months ended June 30, 2003.

At June 30, 2003, assets that the Corporation has classified as substandard, net of reserves, consisted of $35.7 million of loans and foreclosed properties. As of March 31, 2003, substandard assets amounted to $25.1 million. The category of substandard assets contains several loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $5.2 million, secured by a computer networking and consulting business is located in Phoenix, Arizona. A second loan, with a carrying value of $4.0 million, secured by the assets of a stainless tank operation is located in Cottage Grove, Wisconsin. A third loan, with a carrying value of $3.1 million, is secured by a hotel located in Kenosha, Wisconsin. A fourth loan with a carrying value of $2.4 million is secured by a hotel located in Janesville, Wisconsin. A fifth loan, with a carrying value of $2.2 million, is secured by a milling machining company located in Montello, Wisconsin. A sixth loan, with a carrying value of $1.9 million, is secured by a multi-family residential property located in Cottage Grove, Wisconsin.

A summary of the details regarding impaired loans follows (in thousands):




                                                           AT MARCH 31,
                                   AT JUNE 30,   ---------------------------------
                                      2003        2003         2002         2001
                                   -----------   ---------------------------------
Impaired loans with valuation
  reserve required                  $10,485      $ 8,483      $11,467      $   964

Less:
  Specific valuation allowance        4,664        3,717        4,240          615
                                    -------      -------      -------      -------

Total impaired loans                $ 5,821      $ 4,766      $ 7,227      $   349
                                    =======      =======      =======      =======

Average impaired loans              $ 5,711      $ 6,042      $ 6,216      $ 3,301

Interest income recognized
  on impaired loans                 $    86      $   613      $   740      $    43



The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                             AT MARCH 31,
                  AT JUNE 30,     -----------------------------------
                     2003          2003          2002          2001
                  ----------      -----------------------------------
                                      (In Thousands)
30 to 59 days       $14,451       $10,083       $17,647       $ 7,141
60 to 89 days         1,051         5,612         2,671           716
                    -------       -------       -------       -------
    Total           $15,502       $15,695       $20,318       $ 7,857
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



A summary of the activity in the allowance for losses on loans follows:

                                     THREE MONTHS ENDED
                                          JUNE 30,
                                   ---------------------
                                     2003         2002
                                   ---------------------
                                   (Dollars In Thousands)
Allowance at beginning of period   $ 29,677     $ 31,065
Charge-offs:
  Mortgage                             (150)        (337)
  Consumer                             (217)         (75)
  Commercial business                   (73)        (319)
                                   --------     --------
     Total charge-offs                 (440)        (731)
Recoveries:
  Mortgage                              236            2
  Consumer                               28           13
  Commercial business                    86           49
                                   --------     --------
     Total recoveries                   350           64
                                   --------     --------
     Net charge-offs                    (90)        (667)
                                   --------     --------
Provision                               450          450
                                   --------     --------
Allowance at end of period         $ 30,037     $ 30,848
                                   ========     ========

Net charge-offs to
 average loans                        (0.01)%      (0.10)%
                                   ========     ========


Although management believes that the June 30, 2003 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 2003, the Corporation had outstanding commitments to originate loans of $266.4 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $249.3 million and loans sold with recourse to the Corporation in the event of default by the borrower of $324,000. The Corporation had sold loans with recourse in the amount of $9.7 million through the FHLB Mortgage Partnership Finance Program at June 30, 2003. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2003 amounted to $1.08 billion and scheduled maturities of FHLB advances during the same period totaled $105.9 million. At June 30, 2003, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation.

During the quarter ended June 30, 2003, the Bank's average liquidity ratio was 9.63%, which was substantially in excess of applicable requirements.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 2003 and March 31, 2003 (dollars in thousands):



                                                                                    MINIMUM REQUIRED
                                                              MINIMUM REQUIRED         TO BE WELL
                                                                 FOR CAPITAL        CAPITALIZED UNDER
                                          ACTUAL             ADEQUACY PURPOSES      OTS REQUIREMENTS
                               ------------------------------------------------------------------------
                                    AMOUNT       RATIO      AMOUNT       RATIO     AMOUNT       RATIO
                               ------------------------------------------------------------------------
AS OF JUNE 30, 2003:
Tier 1 capital
  (to adjusted tangible assets)   $ 273,038      7.66%    $ 106,881      3.00%    $ 178,134      5.00%
Risk-based capital
  (to risk-based assets)            298,418      11.04      216,284      8.00       270,355     10.00
Tangible capital
  (to tangible assets)              273,038       7.66       53,440      1.50       N/A         N/A

AS OF MARCH 31, 2003:
Tier 1 capital
  (to adjusted tangible assets)   $ 258,057       7.43%    $ 104,234     3.00%    $ 173,723      5.00%
Risk-based capital
  (to risk-based assets)            283,004      10.63       213,027     8.00       266,283     10.00
Tangible capital
  (to tangible assets)              258,057       7.43        52,117     1.50       N/A         N/A



The following table reconciles the Corporation's stockholders' equity to regulatory capital at June 30, 2003 and March 31, 2003 (dollars in thousands):


                                                           JUNE 30,    MARCH 31,
                                                          ----------------------
                                                            2003          2003
                                                          ----------------------
Stockholders' equity of the Corporation                   $ 299,699    $ 293,004
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                               (1,322)      (8,496)
                                                          ---------    ---------
Stockholders' equity of the Bank                            298,377      284,508
Less: Intangible assets and other non-includable assets     (25,339)     (26,451)
                                                          ---------    ---------
Tier 1 and tangible capital                                 273,038      258,057
Plus: Allowable general valuation allowances                 25,380       24,947
                                                          ---------    ---------
Risk based capital                                        $ 298,418    $ 283,004
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at June 30, 2003 has not changed materially since March 31, 2003.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three months ended June 30, 2003 and 2002, respectively.


                                                                            THREE MONTHS ENDED JUNE 30, 2003
                                                       -------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY         INTERSEGMENT        FINANCIAL
                                                         INVESTMENTS          BANKING          ELIMINATIONS        STATEMENTS
                                                       ---------------    ----------------   ----------------    ---------------
Interest income                                           $       22         $   49,042         $      (22)         $   49,042
Interest expense                                                  32             20,582                (32)             20,582
                                                          ----------         ----------         ----------          ----------
  Net interest income (loss)                                     (10)            28,460                 10              28,460
Provision for loan losses                                          -                450                  -                 450
                                                          ----------         ----------         ----------          ----------
  Net interest income (loss) after provision
     for loan losses                                             (10)            28,010                 10              28,010
Other income                                                   3,512             12,427             (2,874)             13,065
Other expense                                                  2,864             18,150             (2,864)             18,150
                                                          ----------         ----------         ----------          ----------
  Income before income taxes                                     638             22,287                  -              22,925
Income tax expense                                               265              8,567                  -               8,832
                                                          ----------         ----------         ----------          ----------
  Net income                                              $      373         $   13,720         $        -          $   14,093
                                                          ==========         ==========         ==========          ==========

Total assets                                              $   41,974         $3,580,451         $        -          $3,622,425



                                                                           THREE MONTHS ENDED JUNE 30, 2002
                                                       -------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                         REAL ESTATE         COMMUNITY         INTERSEGMENT         FINANCIAL
                                                         INVESTMENTS          BANKING          ELIMINATIONS        STATEMENTS
                                                       ---------------    ----------------   ----------------    ---------------
Interest income                                           $       30         $   54,448         $      (30)        $   54,448
Interest expense                                                  83             25,666                (83)            25,666
                                                          ----------         ----------         ----------         ----------
  Net interest income (loss)                                     (53)            28,782                 53             28,782
Provision for loan losses                                          -                450                  -                450
                                                          ----------         ----------         ----------         ----------
  Net interest income (loss) after provision
     for loan losses                                             (53)            28,332                 53             28,332
Other income                                                   4,392              5,325             (4,290)             5,427
Other expense                                                  4,237             16,597             (4,237)            16,597
                                                          ----------         ----------         ----------         ----------
  Income before income taxes                                     102             17,060                  -             17,162
Income tax expense (benefit)                                     (86)             6,473                  -              6,387
                                                          ----------         ----------         ----------         ----------
  Net income                                              $      188         $   10,587                $ -         $   10,775
                                                          ==========         ==========         ==========         ==========

Total assets                                              $   39,735         $3,433,883                $ -         $3,473,618


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Corporation's market rate risk has not materially changed from March 31, 2003. See the Corporation's Annual Report on Form 10-K for the year ended March 31, 2003.


ITEM 4            CONTROLS AND PROCEDURES

                  The management of the Corporation evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
                  1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

                  No change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.



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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Stockholders was held on July 22, 2003. There were 23,836,013 shares of common stock that could be voted, and 21,009,815 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon. There were no broker non-votes at the meeting.


                                                             NUMBER OF VOTES
                                                     -------------------------------
                                                          FOR            WITHHELD
                                                     --------------     ------------
 Election of Directors for three-year terms
   expiring in 2006:
      Holly Cremer Berkenstadt                          20,877,201          132,614
      Donald D. Kropidowski                             20,878,577          131,238
      Mark D. Timmerman                                 20,666,425          343,390


                                                          FOR              AGAINST            WITHHELD
                                                     --------------     ---------------      ------------
Appointment of Ernst & Young LLP as independent
    auditor for the year ending March 31, 2004          20,542,544             414,303            52,968




ITEM 5            OTHER INFORMATION.

                  None.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibit 31.1      Certification of Chief Executive
                                    Officer Pursuant to Rules 13a-14 and 15d-14
                                    of the Securities Exchange Act of 1934 and
                                    Section 302 of the Sarbanes-Oxley Act of
                                    2002

                  Exhibit 31.2      Certification of Chief Financial
                                    Officer Pursuant to Rules 13a-14 and 15d-14
                                    of the Securities Exchange Act of 1934 and
                                    Section 302 of the Sarbanes-Oxley Act of
                                    2002

                  Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                  Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b)      REPORTS ON FORM 8-K.

                  Press release announcing the Corporation's results for the three months ending March 31, 2003 and its financial condition as of March 31, 2003 filed on April 23, 2003.

                  Press release announcing the Corporation's inclusion in the NASDAQ Financial-100 Index effective June 23, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ANCHOR BANCORP WISCONSIN INC.



Date:   July 31, 2003        By:  /s/ Douglas J. Timmerman
     --------------------         ---------------------------------------------
                                  Douglas J. Timmerman, Chairman of the
                                  Board, President and Chief Executive Officer


Date:   July 31, 2003        By:  /s/ Michael W. Helser
     --------------------         ---------------------------------------------
                                  Michael W. Helser, Treasurer and
                                  Chief Financial Officer

                                 Exhibit Index



Item Number    Description
-----------    -----------
Exhibit 31.1   Certification of Chief Executive Officer Pursuant to Rules 13a-14
               and 15d-14 of the Securities Exchange Act of 1934 and Section 302
               of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)