Form 10-Q
period 2003-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2003-11-13
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-20006


                          ANCHOR BANCORP WISCONSIN INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                       39-1726871
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       25 West Main Street
        Madison, Wisconsin                                  53703
---------------------------------------                   ----------
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

                      Class: Common stock -- $.10 Par Value


         Number of shares outstanding as of October 31, 2003: 23,140,496

1


                         ANCHOR BANCORP WISCONSIN INC.
                               INDEX - FORM 10-Q


                                                                                                          Page #
                                                                                                          ------
PART I - FINANCIAL INFORMATION


         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of September 30, 2003
                              and March 31, 2003                                                              2

                              Consolidated Statements of Income for the Three and Six
                              Months Ended September 30, 2003 and 2002                                        3

                              Consolidated Statements of Cash Flows for the Six Months
                              Ended September 30, 2003 and 2002                                               4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

                              Results of Operations                                                          14

                              Financial Condition                                                            19

                              Asset Quality                                                                  20

                              Liquidity & Capital Resources                                                  22

                              Asset/Liability Management                                                     24

                              Segment Reporting                                                              25

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             28

         Item 4       Controls and Procedures                                                                28

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      28
         Item 2       Changes in Securities and Use of Proceeds                                              28
         Item 3       Defaults upon Senior Securities                                                        28
         Item 4       Submission of Matters to a Vote of Security Holders                                    28
         Item 5       Other Information                                                                      28
         Item 6       Exhibits and Reports on Form 8-K                                                       29

SIGNATURES                                                                                                   30

                          CONSOLIDATED BALANCE SHEETS


                                                                                   (Unaudited)
                                                                                  September 30,         March 31,
                                                                                       2003                2003
                                                                                  --------------      --------------
                                                                                  (In Thousands, Except Share Data)

Assets
Cash                                                                              $       73,324      $       69,178
Interest-bearing deposits                                                                 30,865              72,249
                                                                                  --------------      --------------
  Cash and cash equivalents                                                              104,189             141,427
Investment securities available for sale                                                 173,190              97,192
Investment securities held to maturity (fair value of $3,047 and
  $3,095, respectively)                                                                    2,999               2,998
Mortgage-related securities available for sale                                           164,311             185,751
Mortgage-related securities held to maturity (fair value of $33,723
  and $66,077, respectively)                                                              32,251              62,998
Loans receivable, net:
  Held for sale                                                                           49,211              43,054
  Held for investment                                                                  2,910,816           2,770,988
Foreclosed properties and repossessed assets, net                                            577               1,535
Real estate held for development and sale                                                 42,295              44,994
Office properties and equipment                                                           30,728              31,905
Federal Home Loan Bank stock--at cost                                                     84,445              81,868
Accrued interest on investments and loans and other assets                                46,590              53,955
Goodwill                                                                                  19,956              19,956
                                                                                  --------------      --------------
     Total assets                                                                 $    3,661,558      $    3,538,621
                                                                                  ==============      ==============

Liabilities and Stockholders' Equity
Deposits                                                                          $    2,579,353      $    2,574,188
Federal Home Loan Bank and other borrowings                                              721,994             595,816
Advance payments by borrowers for taxes and insurance                                     18,221               6,579
Other liabilities                                                                         48,973              69,034
                                                                                  --------------      --------------
     Total liabilities                                                                 3,368,541           3,245,617
                                                                                  ==============      ==============

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                                 --                  --
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,363,339 shares issued, 23,137,996 and 23,942,858 shares outstanding,
 respectively                                                                              2,536               2,536
Additional paid-in capital                                                                65,822              64,271
Retained earnings                                                                        267,927             251,729
Accumulated other comprehensive income                                                     2,894               4,177
Treasury stock (2,225,343 shares and 1,420,481 shares, respectively), at cost            (45,770)            (28,917)
Unearned deferred compensation                                                              (392)               (792)
                                                                                  --------------      --------------
     Total stockholders' equity                                                          293,017             293,004
                                                                                  ==============      ==============
     Total liabilities and stockholders' equity                                   $    3,661,558      $    3,538,621
                                                                                  ==============      ==============


See accompanying Notes to Unaudited Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                         ------------------------    ------------------------
                                                                            2003          2002          2003           2002
                                                                         ----------    ----------    ----------    ----------
                                                                                 (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                    $   43,570    $   47,467    $   87,683    $   95,491
Mortgage-related securities                                                   2,211         3,902         5,081         8,141
Investment securities                                                         1,838         1,557         3,718         3,138
Interest-bearing deposits                                                       266           408           446         1,012
                                                                         ----------    ----------    ----------    ----------
  Total interest income                                                      47,885        53,334        96,928       107,782
Interest expense:
Deposits                                                                     13,820        16,813        28,304        35,171
Notes payable and other borrowings                                            6,424         6,814        12,485        14,038
Other                                                                            59           135            97           219
                                                                         ----------    ----------    ----------    ----------
  Total interest expense                                                     20,303        23,762        40,886        49,428
                                                                         ----------    ----------    ----------    ----------
  Net interest income                                                        27,582        29,572        56,042        58,354
Provision for loan losses                                                       450           450           900           900
                                                                         ----------    ----------    ----------    ----------
  Net interest income after provision for loan losses                        27,132        29,122        55,142        57,454
NON-INTEREST INCOME:
Loan servicing income (loss)                                                 (1,256)         (739)       (2,857)          (87)
Service charges on deposits                                                   2,121         1,868         4,125         3,566
Insurance commissions                                                           544           488         1,168         1,120
Net gain on sale of loans                                                     1,411         4,080        11,260         6,148
Net gain (loss) on sale of investments and mortgage-related securities          (12)          666           340           754
Net income (loss) from operations of real estate investments                  3,295          (454)        3,933          (352)
Other                                                                         1,796         1,098         2,996         1,287
                                                                         ----------    ----------    ----------    ----------
  Total non-interest income                                                   7,899         7,007        20,965        12,436
NON-INTEREST EXPENSE:
Compensation                                                                  9,276         8,883        19,664        18,090
Occupancy                                                                     1,658         1,435         3,267         2,798
Furniture and equipment                                                       1,352         1,304         2,800         2,435
Data processing                                                               1,125         1,212         2,299         2,560
Marketing                                                                       792           707         1,582         1,422
Other                                                                         2,652         3,189         5,393         6,023
                                                                         ----------    ----------    ----------    ----------
  Total non-interest expense                                                 16,855        16,730        35,005        33,328
                                                                         ----------    ----------    ----------    ----------
  Income before income taxes                                                 18,176        19,399        41,102        36,562
Income taxes                                                                  6,976         7,285        15,809        13,673
                                                                         ----------    ----------    ----------    ----------
  Net income                                                             $   11,200    $   12,114    $   25,293    $   22,889
                                                                         ==========    ==========    ==========    ==========
Earnings per share:
  Basic                                                                  $     0.49    $     0.50    $     1.09    $     0.94
  Diluted                                                                      0.48          0.49          1.07          0.92
Dividends declared per share                                                   0.11          0.09          0.21          0.17



See accompanying Notes to Unaudited Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------
                                                                              2003              2002
                                                                          ------------      ------------
                                                                                  (In Thousands)

OPERATING ACTIVITIES
 Net income                                                               $     25,293      $     22,889
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                         900               900
 Provision for depreciation and amortization                                     1,667             2,467
 Net gain on sales of loans                                                    (11,260)           (6,148)
 Net gain on sale of investments and mortgage-related securities                   340               754
 Amortization of stock benefit plans                                                62                29
 Tax benefit from stock related compensation                                     1,451             1,156
 Net decrease due to origination and sale of loans held for sale                (6,157)           (6,290)
 Decrease in accrued interest receivable                                           530               911
 Decrease in accrued interest payable                                             (706)           (2,560)
 (Decrease) increase in accounts payable                                       (20,061)           20,151
 Other                                                                          12,233            15,028
                                                                          ------------      ------------
  Net cash provided by operating activities                                      4,292            49,287

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                 3,293            12,622
 Proceeds from maturities of investment securities                             196,327           218,997
 Purchase of investment securities available for sale                         (274,336)         (270,895)
 Proceeds from sale of mortgage-related securities available for sale            4,535            21,020
 Purchase of mortgage-related securities available for sale                    (70,058)          (20,593)
 Principal collected on mortgage-related securities                            116,692            55,681
 Loans originated for investment                                              (931,537)         (312,615)
 Principal repayments on loans                                                 791,676           219,248
 Net additions of office properties and equipment                                 (408)           (1,230)
 Investment in real estate held for development and sale                         2,579            (1,716)
                                                                          ------------      ------------
  Net cash used by investing activities                                       (161,237)          (79,481)

                                  (Unaudited)

                                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                               2003              2002
                                                                            ------------      ------------
                                                                                   (In Thousands)
FINANCING ACTIVITIES
Increase (decrease) in deposit accounts                                     $      5,165      $     (3,432)
 Increase in advance payments by borrowers
   for taxes and insurance                                                        11,642            13,283
 Proceeds from notes payable to Federal Home Loan Bank                           384,650            57,600
 Repayment of notes payable to Federal Home Loan Bank                           (264,500)          (76,800)
 Increase (decrease) in other loans payable                                        6,028            (8,303)
 Treasury stock purchased                                                        (19,966)          (14,734)
 Exercise of stock options                                                           761             1,574
 Purchase of stock by retirement plans                                               888               733
 Payments of cash dividends to stockholders                                       (4,961)           (4,309)
                                                                            ------------      ------------
   Net cash provided (used) by financing activities                              119,707           (34,388)
                                                                            ------------      ------------
   Net decrease in cash and cash equivalents                                     (37,238)          (64,582)
 Cash and cash equivalents at beginning of period                                141,427           261,676
                                                                            ------------      ------------
   Cash and cash equivalents at end of period                               $    104,189      $    197,094
                                                                            ============      ============

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                       $     41,416      $     50,339
  Income taxes                                                                    20,211             9,571

Non-cash transactions:
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                                         --           124,115

See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank fsb (the "Bank"), and Investment Directions, Inc. ("IDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC") and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in 50% owned partnerships are accounted for by the equity method.


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


In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six-month period ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2003.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended September 30, 2003 and 2002, total comprehensive income amounted to $10.5 million and $10.7 million, respectively. For the six months ended September 30, 2003 and 2002, comprehensive income was $24.0 million and $23.5 million, respectively.

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

The Corporation's real estate investment subsidiary guarantees some loans for some of the development partnerships that it invests in to complete developed homes for sale. As of September 30, 2003 the Corporation's real estate investment subsidiary, IDI, has guaranteed $56.5 million for the following partnerships on behalf of the respective subsidiaries listed below.

                                                                           AMOUNT           AMOUNT
      SUBSIDIARY                 PARTNERSHIP              AMOUNT         OUTSTANDING      OUTSTANDING
        OF IDI                     ENTITY               GUARANTEED       AT 9/30/03       AT 3/31/03
------------------------   ------------------------   --------------   --------------   --------------
                                        (Dollars in thousands)

        Oakmont                 Chandler Creek        $        7,340   $       77,340   $        7,340

         Davsha                    Century                     2,359               --            1,013

       Davsha II                   Paragon                     5,100            2,421            2,000

       Davsha III           Indian Palms 147, LLC              8,500            3,926            2,700

       Davsha IV             DH Indian Palms, LLC             20,065            2,198            1,700

        Davsha V            Villa Santa Rosa, LLC              4,500            2,852            3,300

       Davsha VI              Bellasara 168, LLC               4,090            2,790            2,600

       Davsha VII          La Vista Grande 121, LLC            4,500               --               --
                                                      --------------   --------------   --------------

         Total                                        $       56,454   $       21,527   $       20,653
                                                      ==============   ==============   ==============


The Corporation's subsidiary, IDI, has real estate partnership investments within its subsidiaries for which it guarantees the above loans. These partnerships are also funded by financing with loans guaranteed by IDI secured by the lots and homes being developed within each of the respective partnership entities.

The Corporation presently accounts for these partnerships under the equity method of accounting, recording its share of the net income or loss based upon the terms of the partnership agreements. As a limited partner, the Corporation still has the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements and participation in policy-making processes. The Corporation has a 50% controlling interest in the respective limited partnerships and therefore has significant influence over the right to approve the sale or refinancing of assets of the respective partnerships in accordance with those partnership agreements.

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $56.5 million. At September 30, 2003, the Corporation's aggregate net investment in these partnerships totaled $42.3 million. These amounts represent the Corporation's maximum exposure to loss at September 30, 2003 as a result of involvement with these limited partnerships.

The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners. Additionally, there are provisions whereby the Corporation has guaranteed certain partners' preference returns and equity investments.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of this statement are effective immediately for variable interests in variable interest entities ("VIE") created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003.

The Corporation has evaluated the effects of the issuance of FIN 46 on the accounting for its ownership interests in the limited partnerships and will implement the accounting treatment for the partnerships it has a controlling interest in for the quarter ended December 31, 2003. As a result of the consolidation of the partnerships into the Corporation's financial statements, assets will increase by approximately $23.1 million (largely due to construction in progress) and liabilities will increase by approximately $16.8 million (largely due to the addition of notes payable at the partnership level). The increases in assets and liabilities will be offset by minority interest in investment by real estate partnerships on the statement of financial condition.

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



                                      SIX MONTHS ENDED
                                        SEPTEMBER 30,
                               -----------------------------
                                   2003             2002
                               ------------     ------------

Net Income
  As reported                  $     25,293     $     22,889
  Pro forma                          25,109           22,801

Earnings per share-Basic
  As reported                  $       1.09     $       0.94
  Pro forma                            1.08             0.94

Earnings per share-Diluted
  As reported                  $       1.07     $       0.92
  Pro forma                            1.06             0.92




The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the six months ended September 30, 2003 and September 30, 2002 were estimated on the date of grant using the Black-Scholes option-pricing model.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at September 30, 2003 and at March 31, 2003. Information regarding the Company's other intangible assets follows:


                                          SEPTEMBER 30, 2003                            MARCH 31, 2003
                              ------------------------------------------   ------------------------------------------
                                CARRYING      ACCUMULATED                    CARRYING     ACCUMULATED
                                 AMOUNT      AMORTIZATION       NET           AMOUNT      AMORTIZATION       NET
                              ------------   ------------   ------------   ------------   ------------   ------------
                                                                   (In Thousands)
Other intangible assets:
  Core deposit premium        $      3,124   $      1,519   $      1,605   $      3,124   $      1,093   $      2,031
  Mortgage servicing rights         18,315          6,700         11,615         23,283         11,564         11,719
                              ------------   ------------   ------------   ------------   ------------   ------------
  Total                       $     21,439   $      8,219   $     13,220   $     26,407   $     12,657   $     13,750
                              ============   ============   ============   ============   ============   ============




The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of September 30, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:




                                                MORTGAGE          CORE
                                               SERVICING         DEPOSIT
                                                 RIGHTS          PREMIUM           TOTAL
                                              ------------     ------------     ------------
                                                             (In Thousands)

Quarter ended September 30, 2003 (actual)     $      6,700     $      1,519     $      8,219


Estimate for the year ended March 31,
                          2004                       5,859              852            6,711
                          2005                       2,930              639            3,569
                          2006                       1,465              114            1,579
                          2007                       1,361               --            1,361
                                              ------------     ------------     ------------
                                              $     11,615     $      1,605     $     13,220
                                              ============     ============     ============

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2003, options for 98,037 shares of common stock were exercised at a weighted-average price of $9.14 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid $1.6 million was charged to retained earnings. During the quarter ended September 30, 2003, the Corporation repurchased 656,520 shares of common stock and reissued 23,515 shares of treasury stock to the Corporation's retirement plans. The weighted-average cost of these shares was $19.11 per share or $449,000 in the aggregate and the $97,000 excess of the market price over the cost of the treasury shares was charged to retained earnings. On August 15, 2003, the Corporation paid a cash dividend of $0.11 per share, amounting to $2.6 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and six months ended September 30, 2003 and 2002 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                            2003                  2002
                                                        ------------          ------------
Numerator:
      Net income                                        $ 11,199,665          $ 12,113,685
                                                        ------------          ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                    $ 11,199,665          $ 12,113,685

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                    23,052,139            24,211,742
      Effect of dilutive securities:
        Employee stock options                               501,194               576,982
        Management Recognition Plans                          14,700                 4,529
                                                        ------------          ------------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        shares and assumed conversions                    23,568,033            24,793,253
                                                        ============          ============
Basic earnings per share                                $       0.49          $       0.50
                                                        ============          ============
Diluted earnings per share                              $       0.48          $       0.49
                                                        ============          ============


                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                            2003                  2002
                                                        ------------          ------------
Numerator:
      Net income                                        $ 25,292,683          $ 22,888,886
                                                        ------------          ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                    $ 25,292,683          $ 22,888,886

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                    23,138,969            24,296,166
      Effect of dilutive securities:
        Employee stock options                               515,585               630,945
        Management Recognition Plans                          14,663                11,496
                                                        ------------          ------------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        shares and assumed conversions                    23,669,217            24,938,607
                                                        ============          ============
Basic earnings per share                                $       1.09          $       0.94
                                                        ============          ============
Diluted earnings per share                              $       1.07          $       0.92
                                                        ============          ============

NOTE 6 - SUBSEQUENT EVENTS

On October 20, 2003, the Corporation declared an $0.11 per share cash dividend on its common stock to be paid on November 14, 2003 to stockholders of record on October 31, 2003.



NOTE 7 - CONTINGENCIES

The Bank's income and franchise tax liability to the State of Wisconsin may be affected by recent developments. Like many financial institutions located in Wisconsin, the Bank transferred investment securities to its subsidiary in the state of Nevada, AIC, which now holds and manages those assets. AIC, whose operations are solely in Nevada, has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The Department has recently implemented a program for the audit of Wisconsin financial institutions who have formed investment subsidiaries located in Nevada. The Department has generally indicated that it may try to assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Bank is currently undergoing such an audit. Given that the audit is at a preliminary stage, we cannot determine whether the outcome will be material to the Bank.

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

SIGNIFICANT ACCOUNTING POLICIES



         There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:


o Establishing the amount of the allowance for loan losses requires the use of judgment as well as other systematic objective and quantitative methods. Assets are evaluated at least quarterly and risk components reviewed as a part of that evaluation. See Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies "Allowances for Loan Losses" in the Corporation's Annual Report for the year ended March 31, 2003, for a discussion of risk components.


o Valuation of mortgage servicing rights requires the use of judgment. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan's book basis is allocated to mortgage servicing rights when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.


o Judgment is also used in the valuation of other intangible assets (core deposit intangibles). Core deposit intangibles have been recorded for core deposits (defined as checking, money market and savings deposits) that have been acquired in acquisitions that were accounted for as purchase business combinations. The core deposit intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits.

    The current estimate of the underlying lives of the core deposits is seven to fifteen years. If it is determined that these deposits have a shorter life, the asset will be adjusted to reflect an expense associated with the amount that is impaired.


o Goodwill is reviewed at least annually for impairment, which requires judgment. Goodwill has been recorded as a result of an acquisition in which purchase price exceeded the fair value of net assets acquired. The price paid for the acquisition is analyzed and compared to a number of current indices. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.


Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three and six months ended September 30, 2003, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 2003 decreased $910,000 to $11.2 million from $12.1 million and increased $2.4 million to $25.3 million from $22.9 million, respectively, for the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to a decrease in interest income of $5.4 million. In addition, non-interest expense increased $130,000 for the three-month period as compared to the same period in the prior year. This decrease in net income was partially offset by a decrease in interest expense of $3.5 million, an increase of $890,000 in non-interest income, and a decrease in income tax expense of $310,000 for the three months ended September 30, 2003. The increase in net income for the six-month period compared to the same period last year was largely due to the increase in non-interest income of $8.5 million primarily due to an increase in the gain on sale of loans of $5.1 million and an increase in net income from operations of real estate investments of $4.3 million. In addition, interest expense decreased $8.5 million for the six months ended September 30, 2003, as compared to the same period in the prior year, primarily due to a decrease in the weighted average rate paid on interest-bearing liabilities. These increases were partially offset by a decrease in interest income of $10.9 million, an increase in income tax expense of $2.1 million, and an increase in non-interest expense of $1.7 million. The provision for loan losses remained constant during the three and six months ended September 30, 2003, as compared to the same periods in the prior year.

Net Interest Income. Net interest income decreased $2.0 million and $2.3 million for the three and six months ended September 30, 2003, as compared to the same periods in the prior year. The net interest margin decreased to 3.26% from 3.68% for the respective three-month periods and decreased to 3.35% from 3.60% for the respective six-month periods. The interest rate spread decreased to 3.20% from 3.58% and decreased to 3.28% from 3.51%, respectively, for the same periods.

Interest income on loans decreased $3.9 million and $7.8 million, respectively, for the three- and six-month periods due primarily to the decrease of 101 basis points in the average yield on loans to 6.08% from 7.09% for the respective three-month period and a decrease of 107 basis points to 6.16% from 7.23% for the respective six-month period. Interest income on mortgage-related securities decreased $1.7 million and $3.1 million, respectively, for the three- and six month periods primarily due to a decrease of 189 basis points in the average yield on mortgage-related securities to 4.13% from 6.02% for the respective three months ended September 30, 2003 and a decrease of 150 basis points to 4.49% from 5.99% for the respective six months ended September 30, 2003. In addition, the average balance of mortgage related securities decreased $45.4 million and $45.6 million for the three- and six-month periods ended September 30, 2003 as compared to the same periods in the prior year. In addition, interest income on interest-bearing deposits decreased $140,000 and $570,000, respectively, for the three and six months ended September 30, 2003, as compared to the same periods in 2002. Interest income on investment securities (including Federal Home Loan Bank stock) increased $280,000 and $580,000 for the three- and six-month periods ended September 30, 2003, as compared to the same periods in the prior year. This was primarily a result of an increase of $11.6 million and $24.5 million in the average balance of investment securities for the respective three- and six-month periods ended September 30, 2003.

Interest expense on deposits decreased $3.0 million and $6.9 million, respectively, for the three and six months ended September 30, 2003, as compared to the same periods in 2002. These decreases were due primarily to a decrease of 59 basis points in the weighted average cost of deposits to 2.09% from 2.68% for the respective three-month periods and a decrease of 63 basis points in the weighted average cost of deposits to 2.16% from 2.79% for the respective six-month periods. Interest expense on notes payable and other borrowings decreased $390,000 and $1.5 million during the respective three and six months ended September 30, 2003, as compared to the same periods in the prior year. The decrease was due primarily to a decrease in the weighted average cost of notes payable and other borrowings of 70 basis points to 3.96% from 4.66% for the three-month period and a decrease of 53 basis points to 3.99% from 4.52% for the six-month period ended September 30, 2003, as compared to the same periods in 2002. Other interest expense decreased $80,000 and $120,000 for the respective three and six months ended September 30, 2003, as compared to the same periods in the prior year.

Provision for Loan Losses. Provision for loan losses remained constant at $450,000 and $900,000 for the respective three- and six-month periods ended September 30, 2003, as compared to the same periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and estimable losses in the portfolio.

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

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------------------
                                                             2003                                        2002
                                         ------------------------------------------    ------------------------------------------
                                                                         AVERAGE                                       AVERAGE
                                            AVERAGE                       YIELD/         AVERAGE                        YIELD/
                                            BALANCE       INTEREST       COST (1)        BALANCE        INTEREST       COST (1)
                                         ------------   ------------   ------------    ------------   ------------   ------------
                                                                           (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                           $  2,214,691   $     33,557           6.06%   $  2,106,107   $     37,403           7.10%
Consumer loans                                514,157          8,043           6.26         443,974          8,016           7.22
Commercial business loans                     137,623          1,970           5.73         127,301          2,048           6.44
                                         ------------   ------------                   ------------   ------------
  Total loans receivable                    2,866,471         43,570           6.08       2,677,382         47,467           7.09
Mortgage-related securities                   214,033          2,211           4.13         259,445          3,902           6.02
Investment securities                         113,435            494           1.74         131,081            868           2.65
Interest-bearing deposits                     106,035            266           1.00          93,717            408           1.74
Federal Home Loan Bank stock                   83,791          1,344           6.42          54,587            689           5.05
                                         ------------   ------------                   ------------   ------------
  Total interest-earning assets             3,383,765         47,885           5.66       3,216,212         53,334           6.63
                                                                       ------------                                  ------------
Non-interest-earning assets                   264,595                                       223,287
                                         ------------                                  ------------
  Total assets                           $  3,648,360                                  $  3,439,499
                                         ============                                  ============

INTEREST-BEARING LIABILITIES
Demand deposits                          $    807,294            797           0.39    $    747,132          1,749           0.94
Regular passbook savings                      214,437            216           0.40         180,568            465           1.03
Certificates of deposit                     1,618,272         12,807           3.17       1,584,759         14,599           3.68
                                         ------------   ------------                   ------------   ------------
  Total deposits                            2,640,003         13,820           2.09       2,512,460         16,813           2.68
Notes payable and other borrowings            649,063          6,424           3.96         585,054          6,814           4.66
Other                                          16,303             59           1.45          18,457            135           2.93
                                         ------------   ------------                   ------------   ------------
  Total interest-bearing liabilities        3,305,369         20,303           2.46       3,115,970         23,762           3.05
                                                        ------------   ------------                   ------------   ------------
Non-interest-bearing liabilities               46,633                                        36,615
                                         ------------                                  ------------
  Total liabilities                         3,352,002                                     3,152,585
Stockholders' equity                          296,358                                       286,914
                                         ------------                                  ------------
  Total liabilities and
    stockholders' equity                 $  3,648,360                                  $  3,439,499
                                         ============                                  ============

  Net interest income/interest
    rate spread                                         $     27,582           3.20%                  $     29,572           3.58%
                                                        ============   ============                   ============   ============
  Net interest-earning assets            $     78,396                                  $    100,242
                                         ============                                  ============
  Net interest margin                                                          3.26%                                         3.68%
                                                                       ============                                  ============
  Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                                  1.02                                          1.03
                                         ============                                  ============


----------
(1) Annualized

                                                                    SIX MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------------------------------------
                                                            2003                                       2002
                                         ------------------------------------------    ------------------------------------------
                                                                         AVERAGE                                       AVERAGE
                                            AVERAGE                       YIELD/         AVERAGE                        YIELD/
                                            BALANCE       INTEREST       COST (1)        BALANCE        INTEREST       COST (1)
                                         ------------   ------------   ------------    ------------   ------------   ------------
                                                                          (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                           $  2,199,027   $     67,441           6.13%   $  2,085,062   $     75,221           7.22%
Consumer loans                                511,397         16,234           6.35         434,986         16,257           7.47
Commercial business loans                     136,592          4,008           5.87         120,754          4,013           6.65
                                         ------------   ------------                   ------------   ------------
  Total loans receivable                    2,847,016         87,683           6.16       2,640,802         95,491           7.23
Mortgage-related securities                   226,442          5,081           4.49         272,025          8,141           5.99
Investment securities                         112,428          1,019           1.81         117,129          1,777           3.03
Interest-bearing deposits                      79,751            446           1.12         157,136          1,012           1.29
Federal Home Loan Bank stock                   83,153          2,699           6.49          53,908          1,361           5.05
                                         ------------   ------------                   ------------   ------------
  Total interest-earning assets             3,348,790         96,928           5.79       3,241,000        107,782           6.65
                                                                       ------------                                  ------------
Non-interest-earning assets                   250,240                                       234,341
                                         ------------                                  ------------
  Total assets                           $  3,599,030                                  $  3,475,341
                                         ============                                  ============

INTEREST-BEARING LIABILITIES
Demand deposits                          $    792,468          1,760           0.44    $    730,520          3,624           0.99
Regular passbook savings                      209,411            471           0.45         175,454            918           1.05
Certificates of deposit                     1,618,463         26,073           3.22       1,612,208         30,629           3.80
                                         ------------   ------------                   ------------   ------------
  Total deposits                            2,620,342         28,304           2.16       2,518,182         35,171           2.79
Notes payable and other borrowings            626,189         12,485           3.99         621,417         14,038           4.52
Other                                          13,200             97           1.47          11,774            219           3.73
                                         ------------   ------------                   ------------   ------------
  Total interest-bearing liabilities        3,259,731         40,886           2.51       3,151,373         49,428           3.14
                                                        ------------   ------------                   ------------   ------------
Non-interest-bearing liabilities               46,288                                        34,582
                                         ------------                                  ------------
  Total liabilities                         3,306,019                                     3,185,955

Stockholder's equity                          293,011                                       289,386
                                         ------------                                  ------------
  Total liabilities and
    stockholders' equity                 $  3,599,030                                  $  3,475,341
                                         ============                                  ============

  Net interest income/interest
    rate spread                                         $     56,042           3.28%                  $     58,354           3.51%
                                                        ============   ============                   ============   ============
  Net interest-earning assets            $     89,059                                  $     89,627
                                         ============                                  ============
  Net interest margin                                                          3.35%                                         3.60%
                                                                       ============                                  ============
  Ratio of average interest-earning
    assets to average interest-bearing
    liabilities                                  1.03                                          1.03
                                         ============                                  ============


----------
(1) Annualized

Non-Interest Income. Non-interest income increased $890,000 to $7.9 million and $8.5 million to $21.0 million, respectively, for the three and six months ended September 30, 2003, as compared to $7.0 million and $12.4 million for the same periods in the prior year, primarily due to an increase in net income from operations of real estate investments of $3.7 million and $4.3 million, respectively, as well as an increase in net gain on sale of loans of $5.1 million in the six-month period. These increases in net income from operations of real estate investments were due to a gain on the sale of a partnership of $2.7 million, as well as increased lot sales. Other non-interest income which includes a variety of loan fee and other miscellaneous fee income increased $700,000 and $1.7 million for the respective three- and six-month periods ended September 30, 2003. Service charges on deposit accounts increased $250,000 and $560,000, respectively, for the three and six months ended September 30, 2003. Insurance commissions increased $60,000 and $50,000, respectively, for the three- and six-month periods ended September 30, 2003, as compared to the same periods in the prior year. Net gain on sale of loans decreased $2.7 million and increased $5.1 million, respectively, for the three and six months ended September 30, 2003. The decrease in the net gain on sale of loans in the three-month period was primarily due to the changing interest rate environment. The increase in the gain on sale of loans in the six-month period was primarily due to a higher volume of loan originations as a result of the low interest rate environment. These increases were partially offset by a decrease in loan servicing income of $520,000 and $2.8 million, respectively, during the three and six months ended September 30, 2003, as compared to the same periods in the prior year. The decrease in loan servicing income was due primarily to increased amortization of mortgage servicing rights, which resulted from increases in mortgage loan refinancings in the declining interest rate environment. In addition, net gain on sale of investments and mortgage-related securities decreased $680,000 and $410,000, respectively, for the three- and six-month periods ended September 30, 2003, as compared to the same periods in the prior year.

Non-Interest Expense. Non-interest expense increased $130,000 to $16.9 million and $1.7 million to $35.0 million, respectively, for the three and six months ended September 30, 2003, as compared to $16.7 million and $33.3 million for the same periods in 2002, as a result of several factors. Compensation expense increased $390,000 and $1.6 million, respectively, for the three- and six-month periods compared to the same periods in the prior year due primarily to an increase in incentive compensation resulting from increased loan production and increased employee benefits. In addition, occupancy expense increased $220,000 and $470,000, respectively, for the three and six months ended September 30, 2003. Marketing expense increased $90,000 and $160,000, respectively, for the three-and six-month periods compared to the same periods in the prior year. Furniture and equipment expense increased $50,000 and $370,000, respectively, for the three and six months ended September 30, 2003, as compared to the same periods in the prior year. These increases were partially offset by a decrease in other non-interest expense of $540,000 and $630,000, respectively, for the three- and six-month periods as compared to the same periods in the prior year. Data processing expense decreased $90,000 and $260,000, respectively for the three- and six-month periods ended September 30, 2003, as compared to the same periods in the prior year.

Income Taxes. Income tax expense decreased $310,000 and increased $2.1 million, respectively, during the three and six months ended September 30, 2003, as compared to the same periods in 2002. The effective tax rate was 38.4% and 38.5%, respectively, for the current three- and six-month periods, as compared to 37.6% and 37.4% for the three- and six-month periods last year.

FINANCIAL CONDITION



During the six months ended September 30, 2003, the Corporation's assets increased by $122.9 million from $3.54 billion at March 31, 2003 to $3.66 billion. The majority of this increase was attributable to increases in loans and investments, which were partially offset by decreases in other categories such as mortgage-related securities.

Total loans (including loans held for sale) increased $146.0 million during the six months ended September 30, 2003. Loan activity for the period consisted of
(i) originations of $1.98 billion, (ii) sales of $1.04 billion, and (iii) principal repayments and other adjustments of $794.0 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $52.2 million during the six months ended September 30, 2003 as a result of principal repayments and market value adjustments of $117.7 million and sales of $4.5 million. These decreases were partially offset by purchases of $70.0 million of mortgage-related securities in this six-month period. Mortgage-related securities consisted of $118.5 million of mortgage-backed securities and $78.1 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at September 30, 2003.

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

Investment securities (both available for sale and held to maturity) increased $76.0 million during the six months ended September 30, 2003 as a result of purchases of $274.3 million of U.S. Government and agency securities, largely offset by sales and maturities of $199.6 million of such securities.

Total liabilities increased $122.9 million during the six months ended September 30, 2003. This increase was largely due to a $126.2 million increase in FHLB advances and other borrowings, an $11.6 million increase in advance payments by borrowers for taxes and insurance, and a $5.2 million increase in deposits during the six-month period. These increases were partially offset by a decrease in other liabilities of $20.1 million. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $240.9 million at September 30, 2003 and $240.5 million at September 30, 2002, and generally mature within one to five years.

Stockholders' equity increased $10,000 during the six months ended September 30, 2003 as a net result of (i) comprehensive income of $24.0 million, (ii) stock options exercised of $4.8 million (with the ($4.1 million) excess of the cost of treasury shares over the option price charged to retained earnings), (iii) the purchase of stock by retirement plans of $970,000 (with the ($80,000) excess of the cost of treasury shares over the option price charged to retained earnings), and (iv) benefit plan shares earned and related tax adjustments totaling $1.6 million. These increases were partially offset by (i) purchases of treasury stock of $20.0 million, (ii) cash dividends of $5.0 million, and (iii) common stock purchased in a rabbi trust established pursuant to the Corporation's supplemental retirement plan of $2.3 million.

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

Non-performing assets increased $3.0 million to $14.7 million at September 30, 2003 from $11.7 million at March 31, 2003 and increased as a percentage of total assets to 0.40% from 0.33% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:






                                                        AT                         AT MARCH 31,
                                                    SEPTEMBER 30,   --------------------------------------------
                                                        2003            2003            2002            2001
                                                    ------------    ------------    ------------    ------------
                                                                       (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $      3,257    $      4,510    $      4,505    $      2,572
 Multi-family residential                                     --             444             187             372
 Commercial real estate                                    6,804           1,776           2,212             650
 Construction and land                                        --              --             168             257
 Consumer                                                    514             661             933             499
 Commercial business                                       3,507           2,678           1,037             697
                                                    ------------    ------------    ------------    ------------
  Total non-accrual loans                                 14,082          10,069           9,042           5,047
Real estate held for development and sale                     34              49              74             352
Foreclosed properties and repossessed assets, net            577           1,535           1,475             313
                                                    ------------    ------------    ------------    ------------
  Total non-performing assets                       $     14,693    $     11,653    $     10,591    $      5,712
                                                    ============    ============    ============    ============

Performing troubled debt restructurings             $      2,675    $      2,590    $        403    $        300
                                                    ============    ============    ============    ============

Total non-accrual loans to total loans                      0.45%           0.34%           0.32%           0.20%
Total non-performing assets to total assets                 0.40            0.33            0.30            0.18
Allowance for loan losses to total loans                    0.92            1.00            1.09            0.94
Allowance for loan losses to total
 non-accrual loans                                        203.10          294.74          346.04          477.04
Allowance for loan and foreclosure losses
 to total non-performing assets                           197.46          257.87          300.05          422.16


Non-accrual loans increased $4.0 million during the six months ended September 30, 2003. The increase was largely attributable to two commercial loans. One was a $3.3 million commercial real estate loan secured by retail property located in Dallas, Texas. The other one was a $2.3 million commercial business loan secured by a milling machining company located in Montello, Wisconsin. At September 30, 2003, there was one other non-accrual commercial loan with a carrying value greater than $1.0 million. The loan is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a carrying value of $1.5 million at September 30, 2003.

Non-performing real estate held for development and sale remained relatively constant for the six months ended September 30, 2003.

Foreclosed properties and repossessed assets decreased $960,000 for the six months ended September 30, 2003. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at September 30, 2003.

Performing troubled debt restructurings increased $90,000 during the six months ended September 30, 2003.

At September 30, 2003, assets that the Corporation has classified as substandard, net of reserves, consisted of $34.1 million of loans and foreclosed properties. As of March 31, 2003, substandard assets amounted to $25.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected.

The increase in substandard loans is largely attributable to the addition of three loans. The first loan with a carrying value of $2.5 million is secured by a hotel located in Janesville, Wisconsin. The second loan, with a carrying value of $1.9 million, is secured by a multi-family residential property located in Cottage Grove, Wisconsin. The third loan, with a carrying value of $4.0 million, is secured by the assets of a stainless tank operation is located in Cottage Grove, Wisconsin. The category of substandard assets contains several loans with a carrying value of greater than $1.0 million, including the loans discussed above. Six other loans classified as substandard have a carrying value of greater than $1.0 million. One loan, with a carrying value of $5.2 million, is secured by a computer networking and consulting business is located in Phoenix, Arizona. A second loan is a $3.3 million commercial real estate loan secured by retail property located in Dallas, Texas. A third loan, with a carrying value of $2.1 million, is secured by a hotel located in Kenosha, Wisconsin. A fourth loan, with a carrying value of $1.3 million, is secured by a milling machining company located in Montello, Wisconsin. A fifth loan with a carrying value of $1.5 million is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois. A sixth loan is secured by a hotel with a carrying value of $1.1 million located in Sonoma, California.

At September 30, 2003, assets that the Corporation has identified as impaired, net of reserves, consisted of $5.2 million. As of March 31, 2003, impaired loans were $4.8 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such loans are not nor have been on a past due and non-accrual status. A summary of the details regarding impaired loans follows (in thousands):


                                      AT
                                 SEPTEMBER 30,                AT MARCH 31,
                                 ------------   ------------------------------------------
                                     2003           2003           2002           2001
                                 ------------   ------------   ------------   ------------

Impaired loans with valuation
  reserve required               $      8,512   $      8,483   $     11,467   $        964

Less:
  Specific valuation allowance          3,353          3,717          4,240            615
                                 ------------   ------------   ------------   ------------

Total impaired loans             $      5,159   $      4,766   $      7,227   $        349
                                 ============   ============   ============   ============

Average impaired loans           $      5,711   $      6,042   $      6,216   $      3,301

Interest income recognized
  on impaired loans              $        287   $        613   $        740   $         43


The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.




                                                   AT MARCH 31,
               AT SEPTEMBER 30,  ------------------------------------------------
                     2003             2003             2002             2001
                --------------   --------------   --------------   --------------
                                         (In Thousands)

30 to 59 days   $        4,756   $       10,083   $       17,647   $        7,141
60 to 89 days            1,215            5,612            2,671              716
                --------------   --------------   --------------   --------------
    Total       $        5,971   $       15,695   $       20,318   $        7,857
                ==============   ==============   ==============   ==============

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for losses and the related adequacy of the balance in the allowance for loan losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.



A summary of the activity in the allowance for losses on loans follows:


                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                   -----------------------------     -----------------------------
                                       2003             2002             2003             2002
                                   ------------     ------------     ------------     ------------
                                                          (Dollars In Thousands)

Allowance at beginning of period   $     30,037     $     30,848     $     29,677     $     31,065
Charge-offs:
  Mortgage                                  (63)            (114)            (213)            (451)
  Consumer                                 (155)            (300)            (372)            (375)
  Commercial business                    (1,792)            (178)          (1,865)            (497)
                                   ------------     ------------     ------------     ------------
     Total charge-offs                   (2,010)            (592)          (2,450)          (1,323)
Recoveries:
  Mortgage                                   26                2              262                4
  Consumer                                   10               12               38               25
  Commercial business                        88               40              174               89
                                   ------------     ------------     ------------     ------------
     Total recoveries                       124               54              474              118
                                   ------------     ------------     ------------     ------------
     Net charge-offs                     (1,886)            (538)          (1,976)          (1,205)
Provision for loan losses                   450              450              900              900
                                   ------------     ------------     ------------     ------------
   Allowance at end of period      $     28,601     $     30,760     $     28,601     $     30,760
                                   ============     ============     ============     ============

Net charge-offs to average loans          (0.26)%          (0.08)%          (0.14)%          (0.09)%
                                   ============     ============     ============     ============


Although management believes that the September 30, 2003 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At September 30, 2003, the Corporation had outstanding commitments to originate loans of $174.6 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $256.0 million and loans sold with recourse to the Corporation in the event of default by the borrower of $320,000. The

Corporation had sold loans with recourse in the amount of $10.5 million through the FHLB Mortgage Partnership Finance Program at September 30, 2003. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2003 amounted to $1.07 billion and scheduled maturities of FHLB advances during the same period totaled $163.7 million. At September 30, 2003, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended September 30, 2003, the Bank's average liquidity ratio was 11.56%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 2003 and March 31, 2003 (dollars in thousands):



                                                                                          MINIMUM REQUIRED
                                                                MINIMUM REQUIRED              TO BE WELL
                                                                   FOR CAPITAL            CAPITALIZED UNDER
                                           ACTUAL               ADEQUACY PURPOSES          OTS REQUIREMENTS
                                  -----------------------    -----------------------    -----------------------
                                    AMOUNT        RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                  ----------   ----------    ----------   ----------    ----------   ----------
AS OF SEPTEMBER 30, 2003:
Tier 1 capital
  (to adjusted tangible assets)   $  270,191         7.51%   $  107,933         3.00%   $  179,889         5.00%
Risk-based capital
  (to risk-based assets)             295,444        10.61       222,748         8.00       278,435        10.00
Tangible capital
  (to tangible assets)               270,191         7.51        53,967         1.50           N/A          N/A

AS OF MARCH 31, 2003:
Tier 1 capital
  (to adjusted tangible assets)   $  258,057         7.43%   $  104,234         3.00%   $  173,723         5.00%
Risk-based capital
  (to risk-based assets)             283,004        10.63       213,027         8.00       266,283        10.00
Tangible capital
  (to tangible assets)               258,057         7.43        52,117         1.50           N/A          N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at September 30, 2003 and March 31, 2003 (dollars in thousands):



                                                               SEPTEMBER 30,           MARCH 31,
                                                              --------------        --------------
                                                                   2003                  2003
                                                              --------------        --------------

Stockholders' equity of the Corporation                       $      293,017        $      293,004
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                         1,385                (8,496)
                                                              --------------        --------------
Stockholders' equity of the Bank                                     294,402               284,508
Less: Intangible assets and other non-includable assets              (24,211)              (26,451)
                                                              --------------        --------------
Tier 1 and tangible capital                                          270,191               258,057
Plus: Allowable general valuation allowances                          25,253                24,947
                                                              --------------        --------------
Risk based capital                                            $      295,444        $      283,004
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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at September 30, 2003 has not changed materially since March 31, 2003.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and six months ended September 30, 2003 and 2002, respectively.

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 --------------------------------------------------------------------------
                                                                                             CONSOLIDATED
                                    REAL ESTATE         COMMUNITY        INTERSEGMENT         FINANCIAL
                                    INVESTMENTS          BANKING         ELIMINATIONS         STATEMENTS
                                 ----------------   ----------------   ----------------    ----------------

Interest income                  $            120   $         47,885   $           (120)   $         47,885
Interest expense                               57             20,303                (57)             20,303
                                 ----------------   ----------------   ----------------    ----------------
  Net interest income                          63             27,582                (63)             27,582
Provision for loan losses                      --                450                 --                 450
                                 ----------------   ----------------   ----------------    ----------------
  Net interest income after
     provision for loan losses                 63             27,132                (63)             27,132
Other income                                7,941              4,604             (4,646)              7,899
Other expense                               4,709             16,855             (4,709)             16,855
                                 ----------------   ----------------   ----------------    ----------------
  Income before income taxes                3,295             14,881                 --              18,176
Income tax expense                          1,203              5,773                 --               6,976
                                 ----------------   ----------------   ----------------    ----------------
  Net income                     $          2,092   $          9,108   $             --    $         11,200
                                 ================   ================   ================    ================

Total assets                     $         42,184   $      3,619,374                       $      3,661,558


                                                        THREE MONTHS ENDED SEPTEMBER 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                   CONSOLIDATED
                                         REAL ESTATE          COMMUNITY        INTERSEGMENT         FINANCIAL
                                         INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                      ----------------    ----------------   ----------------    ----------------

Interest income                       $             34    $         53,334   $            (34)   $         53,334
Interest expense                                    70              23,763                (70)             23,763
                                      ----------------    ----------------   ----------------    ----------------
  Net interest income (loss)                       (36)             29,571                 36              29,571
Provision for loan losses                           --                 450                 --                 450
                                      ----------------    ----------------   ----------------    ----------------
  Net interest income (loss)
    after provision for loan
    losses                                         (36)             29,121                 36              29,121
Other income                                     4,368               7,462             (4,822)              7,008
Other expense                                    4,786              16,730             (4,786)             16,730
                                      ----------------    ----------------   ----------------    ----------------
  Income (loss) before income taxes               (454)             19,853                 --              19,399
Income tax expense (benefit)                      (306)              7,591                 --               7,285
                                      ----------------    ----------------   ----------------    ----------------
  Net income (loss)                   $           (148)   $         12,262   $             --    $         12,114
                                      ================    ================   ================    ================

Total assets                          $         44,646    $      3,473,490   $             --    $      3,518,136

                                                      SIX MONTHS ENDED SEPTEMBER 30, 2003
                                --------------------------------------------------------------------------
                                                                                            CONSOLIDATED
                                  REAL ESTATE          COMMUNITY        INTERSEGMENT         FINANCIAL
                                  INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                ----------------   ----------------   ----------------    ----------------

Interest income                 $            142   $         96,928   $           (142)   $         96,928
Interest expense                              89             40,884                (87)             40,886
                                ----------------   ----------------   ----------------    ----------------
  Net interest income                         53             56,044                (55)             56,042
Provision for loan losses                     --                900                 --                 900
                                ----------------   ----------------   ----------------    ----------------
  Net interest income after
    provision for loan losses                 53             55,144                (55)             55,142
Other income                              11,452             17,032             (7,519)             20,965
Other expense                              7,572             35,007             (7,574)             35,005
                                ----------------   ----------------   ----------------    ----------------
  Income before income taxes               3,933             37,169                 --              41,102
Income tax expense                         1,440             14,369                 --              15,809
                                ----------------   ----------------   ----------------    ----------------
  Net income                    $          2,493   $         22,800   $             --    $         25,293
                                ================   ================   ================    ================

Total assets                    $         42,184   $      3,619,374                       $      3,661,558


                                                        SIX MONTHS ENDED SEPTEMBER 30, 2002
                                      ---------------------------------------------------------------------------
                                                                                                  CONSOLIDATED
                                         REAL ESTATE          COMMUNITY        INTERSEGMENT         FINANCIAL
                                         INVESTMENTS           BANKING         ELIMINATIONS         STATEMENTS
                                      ----------------    ----------------   ----------------    ----------------

Interest income                       $             64    $        107,782   $            (64)   $        107,782
Interest expense                                   153              49,428               (153)             49,428
                                      ----------------    ----------------   ----------------    ----------------
  Net interest income (loss)                       (89)             58,354                 89              58,354
Provision for loan losses                           --                 900                 --                 900
                                      ----------------    ----------------   ----------------    ----------------
  Net interest income (loss)
    after provision for loan
    losses                                         (89)             57,454                 89              57,454
Other income                                     8,760              12,788             (9,112)             12,436
Other expense                                    9,023              33,328             (9,023)             33,328
                                      ----------------    ----------------   ----------------    ----------------
  Income (loss) before income taxes               (352)             36,914                 --              36,562
Income tax expense (benefit)                      (392)             14,065                 --              13,673
                                      ----------------    ----------------   ----------------    ----------------
  Net income                          $             40    $         22,849   $             --    $         22,889
                                      ================    ================   ================    ================

Total assets                          $         44,646    $      3,473,490   $             --    $      3,518,136

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


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.


ITEM 5            OTHER INFORMATION.

                  The Bank is presently being audited by the State of Wisconsin Department of Revenue Franchise Tax Division. The results of the audit have not yet been reported to the Bank.

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

                  Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                  Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b)      REPORTS ON FORM 8-K.


                  Press release dated July 22, 2003 announcing the Corporation's results for the three months ending June 30, 2003 and its financial condition as of June 30, 2003 filed under Items 9 and 12 of Form 8K on July 23, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ANCHOR BANCORP WISCONSIN INC.



Date: October 31, 2003            By:/s/ Douglas J. Timmerman
      -------------------            ------------------------------------------
                                     Douglas J. Timmerman,
                                     Chairman of the Board,
                                     President and Chief Executive Officer


Date: October 31, 2003            By:/s/ Michael W. Helser
      -------------------            ------------------------------------------
                                     Michael W. Helser, Treasurer and
                                     Chief Financial Officer

                                INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                           DESCRIPTION
       -------                          -----------

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