Form 10-Q
period 2003-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2004-02-12
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Wisconsin                                      39-1726871
       ---------------                                  ------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        25 West Main Street
        Madison, Wisconsin                                53703
      ----------------------                            ---------
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

                      Class: Common stock -- $.10 Par Value

         Number of shares outstanding as of January 31, 2004: 22,932,923

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

                                                                                                           PAGE #
                                                                                                           ------
PART I - FINANCIAL INFORMATION

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of December 31, 2003
                              and March 31, 2003                                                              2

                              Consolidated Statements of Income for the Three and Nine
                              Months Ended December 31, 2003 and 2002                                         3

                              Consolidated Statements of Cash Flows for the Nine Months
                              Ended December 31, 2003 and 2002                                                5

                              Notes to Unaudited Consolidated Financial Statements                            7

         Item 2       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

                              Results of Operations                                                          15

                              Financial Condition                                                            20

                              Asset Quality                                                                  21

                              Liquidity & Capital Resources                                                  24

                              Asset/Liability Management                                                     26

                              Segment Reporting                                                              27

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             30

         Item 4       Controls and Procedures                                                                30

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      30
         Item 2       Changes in Securities and Use of Proceeds                                              30
         Item 3       Defaults upon Senior Securities                                                        30
         Item 4       Submission of Matters to a Vote of Security Holders                                    30
         Item 5       Other Information                                                                      30
         Item 6       Exhibits and Reports on Form 8-K                                                       31

SIGNATURES                                                                                                   32

                           CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)

                                                                                    DECEMBER 31,    MARCH 31,
                                                                                        2003          2003
                                                                                    ---------------------------
                                                                                 (In Thousands, Except Share Data)
ASSETS

Cash                                                                                $     75,629   $     69,178
Interest-bearing deposits                                                                 62,389         72,249
                                                                                    ------------   ------------
  Cash and cash equivalents                                                              138,018        141,427
Investment securities available for sale                                                  65,242         97,192
Investment securities held to maturity (fair value of $1,011 and
  $3,095, respectively)                                                                    1,000          2,998
Mortgage-related securities available for sale                                           151,002        185,751
Mortgage-related securities held to maturity (fair value of $ 26,941
  and $66,077, respectively)                                                              25,574         62,998
Loans receivable, net:
  Held for sale                                                                           14,448         43,054
  Held for investment                                                                  3,019,819      2,770,988
Foreclosed properties and repossessed assets, net                                            773          1,535
Real estate held for development and sale                                                 59,993         44,994
Office properties and equipment                                                           32,149         31,905
Federal Home Loan Bank stock--at cost                                                     85,923         81,868
Accrued interest on investments and loans and other assets                                51,647         53,955
Goodwill                                                                                  19,956         19,956
                                                                                    ------------   ------------
     Total assets                                                                   $  3,665,544   $  3,538,621
                                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                            $  2,552,279   $  2,574,188
Federal Home Loan Bank and other borrowings                                              750,729        595,816
Advance payments by borrowers for taxes and insurance                                        988          6,579
Other liabilities                                                                         62,908         69,034
                                                                                    ------------   ------------
     Total liabilities                                                                 3,366,904      3,245,617
                                                                                    ------------   ------------

Preferred stock, $.10 par value, 5,000,000 shares
  authorized, none outstanding                                                                 -              -
Common stock, $.10 par value, 100,000,000 shares authorized,
  25,363,339 shares issued, 22,910,440 and 23,942,858 shares outstanding,
  respectively                                                                             2,536          2,536
Additional paid-in capital                                                                74,067         64,271
Retained earnings                                                                        275,215        251,729
Accumulated other comprehensive income                                                     3,293          4,177
Treasury stock (2,452,899 shares and 1,420,481 shares, respectively), at cost            (51,405)       (28,917)
Unearned deferred compensation                                                              (392)          (792)
Minority interest in real estate partnerships                                             (4,674)             -
                                                                                    ------------   ------------
     Total stockholders' equity                                                          298,640        293,004
                                                                                    ------------   ------------
     Total liabilities and stockholders' equity                                     $  3,665,544   $  3,538,621
                                                                                    ============   ============

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    DECEMBER 31,              DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                2003         2002         2003         2002
                                                                             -------------------------------------------------
                                                                                   (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                        $   42,905   $   45,504   $  130,588   $  140,995
Mortgage-related securities                                                       2,136        4,918        7,217       13,059
Investment securities                                                             1,979        1,546        5,697        4,684
Interest-bearing deposits                                                           221          519          667        1,531
                                                                             ----------   ----------   ----------   ----------
  Total interest income                                                          47,241       52,487      144,169      160,269
INTEREST EXPENSE:
Deposits                                                                         13,160       16,177       41,464       51,348
Notes payable and other borrowings                                                6,534        6,484       19,019       20,522
Other                                                                                57          127          154          346
                                                                             ----------   ----------   ----------   ----------
  Total interest expense                                                         19,751       22,788       60,637       72,216
                                                                             ----------   ----------   ----------   ----------
  Net interest income                                                            27,490       29,699       83,532       88,053
Provision for loan losses                                                           450          450        1,350        1,350
                                                                             ----------   ----------   ----------   ----------
  Net interest income after provision for loan losses                            27,040       29,249       82,182       86,703
NON-INTEREST INCOME:
Real estate investment partnership home sales                                    11,856            -       31,565            -
Loan servicing income (loss)                                                        763       (3,378)      (2,094)      (3,466)
Service charges on deposits                                                       2,046        1,867        6,171        5,433
Insurance commissions                                                               664          337        1,832        1,457
Net gain on sale of loans                                                         1,683        7,605       12,943       14,374
Net gain (loss) on sale of investments and mortgage-related securities              (40)         206          300          960
Other revenue (expense) from real estate operations                                (682)        (232)       1,852         (584)
Other                                                                               966        2,550        3,961        3,216
                                                                             ----------   ----------   ----------   ----------
  Total non-interest income                                                      17,256        8,955       56,530       21,390

                   CONSOLIDATED STATEMENTS OF INCOME (CON'T.)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    DECEMBER 31,              DECEMBER 31,
                                                                             -------------------------------------------------
                                                                                2003         2002         2003         2002
                                                                             -------------------------------------------------
NON-INTEREST EXPENSE:
Compensation                                                                 $    9,995   $    9,210   $   29,659   $   27,301
Real estate investment partnership cost of home sales                             7,787            -       23,445            -
Occupancy                                                                         1,533        1,460        4,800        4,257
Furniture and equipment                                                           1,468        1,407        4,267        3,842
Data processing                                                                   1,202        1,339        3,501        3,899
Marketing                                                                           790          715        2,372        2,137
Other expenses from real estate partnership operations                            1,053            -        1,882            -
Minority interest in income of real estate partnership operations                 1,478            -        3,301            -
Other                                                                             2,913        2,406        8,306        8,428
                                                                             ----------   ----------   ----------   ----------
  Total non-interest expense                                                     28,219       16,537       81,533       49,864
                                                                             ----------   ----------   ----------   ----------
  Income before income taxes                                                     16,077       21,667       57,179       58,229
Income taxes                                                                      6,139        8,260       21,948       21,933
                                                                             ----------   ----------   ----------   ----------
  Net income                                                                 $    9,938   $   13,407   $   35,231   $   36,296
                                                                             ==========   ==========   ==========   ==========
Earnings per share:
  Basic                                                                      $     0.44   $     0.56   $     1.53   $     1.50
  Diluted                                                                          0.43         0.55         1.50         1.47
Dividends declared per share                                                       0.11         0.09         0.32         0.26

See accompanying Notes to Unaudited Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                        2003              2002
                                                                                    ------------------------------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                         $     35,231      $     36,296
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                                 1,350             1,350
 Provision for depreciation and amortization                                               2,849             3,442
 Net gain on sales of loans                                                              (12,943)          (14,374)
 Net (gain) loss on sale of investments and mortgage-realated securities                     300              (960)
 Amortization of stock benefit plans                                                          62                28
 Tax benefit from stock related compensation                                               1,451             1,164
 Net increase due to origination and sale of loans held for sale                          28,606            14,154
 Decrease in accrued interest receivable                                                     805             1,522
 Decrease in accrued interest payable                                                       (891)           (3,043)
 Increase (decrease) in accounts payable                                                  (6,126)           34,735
 Other                                                                                    38,136            12,214
                                                                                    ------------      ------------
  Net cash provided by operating activities                                               88,830            86,528

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                          15,653            12,668
 Proceeds from maturities of investment securities                                       390,862           320,701
 Purchase of investment securities available for sale                                   (370,794)         (332,578)
 Proceeds from sale of mortgage-related securities available for sale                      5,069            32,392
 Purchase of mortgage-related securities available for sale                              (81,369)          (58,236)
 Principal collected on mortgage-related securities                                      148,284           130,284
 Loans originated for investment                                                      (1,498,418)         (388,504)
 Principal repayments on loans                                                         1,216,951           175,673
 Net additions of office properties and equipment                                         (2,685)           (2,556)
 Net (increase) decrease in investment in real estate held
  for development and sale                                                               (15,213)            1,785
                                                                                    ------------      ------------
  Net cash used by investing activities                                                 (191,660)         (108,371)

                                  (Unaudited)

                                                                                    NINE MONTHS ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                        2003              2002
                                                                                    ------------------------------
                                                                                            (IN THOUSANDS)
FINANCING ACTIVITIES
Increase (decrease) in deposit accounts                                             $    (21,909)     $     21,267
Decrease in advance payments by borrowers
   for taxes and insurance                                                                (5,591)           (6,935)
 Proceeds from notes payable to Federal Home Loan Bank                                   526,050            95,168
 Repayment of notes payable to Federal Home Loan Bank                                   (395,700)         (134,400)
 Increase (decrease) in other loans payable                                               24,563           (13,552)
 Treasury stock purchased                                                                (25,890)          (19,618)
 Exercise of stock options                                                                   843             1,794
 Purchase of stock by retirement plans                                                       990               837
 Payments of cash dividends to stockholders                                               (7,506)           (6,513)
 Consolidation of real estate investment partnerships per FIN 46                           3,571                 -
                                                                                    ------------      ------------
   Net cash provided (used) by financing activities                                       99,421           (61,952)
                                                                                    ------------      ------------
   Net decrease in cash and cash equivalents                                              (3,409)          (83,795)
 Cash and cash equivalents at beginning of period                                        141,427           261,676
                                                                                    ------------      ------------
   Cash and cash equivalents at end of period                                       $    138,018      $    177,881
                                                                                    ============      ============

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                               $     61,528      $     73,738
  Income taxes                                                                            26,051            15,460

Non-cash transactions:
 Securitization of mortgage loans held for sale to mortgage-backed
   securities                                                                                  -           124,115

See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank fsb (the "Bank"), and Investment Directions, Inc. ("IDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC") and Anchor Investment Corporation ("AIC"). All significant intercompany balances and transactions have been eliminated. Investments in 50% owned partnerships are treated as variable interest entities and are consolidated into the Corporation's balance sheet and income statement. See New Accounting Standards for a discussion of Financial Accounting Standards Board Interpretation No. 46 which defines variable interest entities and their treatment in the Corporation's financial statements.

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine-month period ended December 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2003.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended December 31, 2003 and 2002, total comprehensive income amounted to $10.3 million and $16.4 million, respectively. For the nine months ended December 31, 2003 and 2002, comprehensive income was $34.3 million and $39.9 million, respectively.

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

The Corporation's real estate investment subsidiary guarantees some loans for some of the development partnerships that it invests in to complete developed homes for sale. As of December 31, 2003 the Corporation's real estate investment subsidiary, IDI, has guaranteed $64.5 million for the following partnerships on behalf of the respective subsidiaries listed below.

                                                                                        AMOUNT                AMOUNT
SUBSIDIARY                   PARTNERSHIP                          AMOUNT              OUTSTANDING          OUTSTANDING
  OF IDI                        ENTITY                          GUARANTEED            AT 12/31/03           AT 3/31/03
----------             ------------------------                 ----------            -----------          -----------
                                                 (Dollars in thousands)
  Oakmont                   Chandler Creek                      $    7,340            $     7,340           $    7,340

  Davsha                        Century                              2,359                      -                1,013

 Davsha II                      Paragon                              5,100                    912                2,000

Davsha III               Indian Palms 147, LLC                       8,500                  3,994                2,700

 Davsha IV               DH Indian Palms, LLC                       20,065                  2,735                1,700

 Davsha V                Villa Santa Rosa, LLC                      12,500                  4,522                3,300

 Davsha VI                Bellasara 168, LLC                         4,090                  3,028                2,600

Davsha VII             La Vista Grande 121, LLC                      4,500                      -                    -
                                                                ----------            -----------           ----------
   Total                                                        $   64,454            $    22,531           $   20,653
                                                                ----------            -----------           ----------

IDI has real estate partnership investments within its subsidiaries for which it guarantees the above loans. These partnerships are also funded by financing with loans guaranteed by IDI and secured by the lots and homes being developed within each of the respective partnership entities.

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

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $64.5 million. At December 31, 2003, the Corporation's aggregate net investment in these partnerships totaled $45.5 million consisting of assets of $72.3 million less other liabilities of $12.3 million (reported as real estate held for development and sale) and borrowings of $14.5 million (reported as a part of FHLB and other borrowings). These amounts represent the Corporation's maximum exposure to loss at December 31, 2003 as a result of involvement with these limited partnerships.

The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners. Additionally, there are provisions whereby the Corporation has guaranteed certain partners' preference returns and equity investments.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of this statement are effective immediately for variable interests in variable interest entities ("VIE") created after January 31, 2003. The corporation adopted FIN 46 for the quarter ended December 31, 2003.

As a result of the consolidation of the IDI partnerships into the Corporation's financial statements as required by FIN 46, real estate investment assets increased by $21.0 million (largely due to the consolidation of construction in progress and other assets of $33.3 million less other liabilities of $12.3 million at the partnership level). Liabilities increased by $14.5 million due to the consolidation of notes payable at the partnership level. The increases in assets and liabilities were accompanied by the consolidation of partnership capital of $11.1 million which was offset by minority interest in investment by real estate partnerships of $4.7 million on the statement of financial condition. The effects of the consolidation on the Corporation's statement of operations for the quarter ended December 31, 2003 are the addition of real estate investment ("REI") home sales of $11.9 million, REI cost of homes sales of $7.8 million, other expenses from REI operations of $1.1 million, and minority interest in income of REI partnerships of $1.5 million all offset by a reduction of other revenue from real estate operations of $1.5 million. Since the addition of these revenues and expenses is merely a reclassification of income and expense accounts, there was no income effect on the results of operations for the Corporation. For all VIE's formed after February 1, 2003, the statements of condition and results of operations must reflect prior period assets, liabilities, income and expense. Since none of the Corporation's VIE's were formed after February 1, 2003, no restatement of prior periods is required.

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

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans consistent with the method of SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated:

                                                                                         NINE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                               -------------------------------------
                                                                                   2003                     2002
                                                                               -------------------------------------
                                                                               (In Thousands, Except Per Share Data)
Net Income
  As reported                                                                  $     35,231             $     36,296
  Pro forma                                                                          34,945                   36,148

Earnings per share-Basic
  As reported                                                                  $       1.53             $       1.50
  Pro forma                                                                            1.52                     1.49

Earnings per share-Diluted
  As reported                                                                  $       1.50             $       1.47
  Pro forma                                                                            1.49                     1.46

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the nine months ended December 31, 2003 and December 31, 2002 were estimated on the date of grant using the Black-Scholes option-pricing model.

On November 25, 2003, the FASB reached consensus on a new disclosure requirement related to unrealized losses on investment securities which is required for all fiscal years ending after December 15, 2003. As a result, entities covered by FAS 115, such as the Corporation, will be required to disclose in its annual report, securities which have unrealized losses in an other-than-temporarily impaired position as of the reporting date. The disclosure must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and are not other-than-temporarily impaired and those securities which have been in a continuous unrealized loss position for less than twelve months and are not other-than-temporarily impaired. The Corporation will adopt this new requirement for the fiscal year ended March 31, 2004.

Certain 2002 accounts have been reclassified to conform to the 2003 presentations.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at December 31, 2003 and at March 31, 2003. Information regarding the Company's other intangible assets follows:

                                                 DECEMBER 31, 2003                       MARCH 31, 2003
                                       ------------------------------------   -------------------------------------
                                        CARRYING    ACCUMULATED                CARRYING    ACCUMULATED
                                         AMOUNT    AMORTIZATION      NET        AMOUNT    AMORTIZATION     NET
                                       ------------------------------------   -------------------------------------
                                                                     (In Thousands)
Other intangible assets:
  Core deposit premium                 $    3,124   $    1,732   $    1,392   $    3,124   $    1,093   $    2,031
  Mortgage servicing rights                19,979        7,955       12,024       23,283       11,564       11,719
                                       ----------   ----------   ----------   ----------   ----------   ----------
  Total                                $   23,103   $    9,687   $   13,416   $   26,407   $   12,657   $   13,750
                                       ----------   ----------   ----------   ----------   ----------   ----------

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of December 31, 2003. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                                      MORTGAGE             CORE
                                                      SERVICING          DEPOSIT
                                                       RIGHTS            PREMIUM             TOTAL
                                                    -------------      ------------       ------------
                                                                      (In Thousands)
Quarter ended December 31, 2003 (actual)            $       7,955      $      1,732       $      9,687

Estimate for the year ended March 31,
                               2004                         6,268               639              6,907
                               2005                         2,930               639              3,569
                               2006                         1,465               114              1,579
                               2007                         1,361                 -              1,361
                                                    -------------      ------------       ------------
                                                    $      12,024      $      1,392       $     13,416
                                                    -------------      ------------       ------------

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2003, options for 7,650 shares of common stock were exercised at a weighted-average price of $10.80 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $103,000 was charged to retained earnings. During the quarter ended December 31, 2003, the Corporation repurchased 239,350 shares of common stock and reissued 4,144 shares of treasury stock to the Corporation's retirement plans. The weighted-average cost of these shares was $24.52 per share or $102,000 in the aggregate. The $2,000 excess of the market price over the cost of the treasury shares was charged to retained earnings. On November 14, 2003, the Corporation paid a cash dividend of $0.11 per share, amounting to $2.5 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended December 31, 2003 and 2002 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                        2003               2002
                                                                                    -------------------------------
Numerator:
      Net income                                                                    $  9,938,385       $ 13,407,600
                                                                                    ------------       ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                                                $  9,938,385       $ 13,407,600

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                                                22,691,232         23,860,751
      Effect of dilutive securities:
        Employee stock options                                                           481,018            532,354
        Management Recognition Plans                                                      14,720              4,514
      Denominator for diluted earnings per
        share--adjusted weighted-average                                            ------------       ------------
        shares and assumed conversions                                                23,186,970         24,397,619
                                                                                    ============       ============
Basic earnings per share                                                            $       0.44       $       0.56
                                                                                    ============       ============
Diluted earnings per share                                                          $       0.43       $       0.55
                                                                                    ============       ============

                                                                                     NINE MONTHS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                        2003               2002
                                                                                    -------------------------------
Numerator:
      Net income                                                                    $ 35,231,068       $ 36,296,486
                                                                                    ------------       ------------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                                                $ 35,231,068       $ 36,296,486

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares                                                22,989,181         24,150,500
      Effect of dilutive securities:
        Employee stock options                                                           504,021            597,962
        Management Recognition Plans                                                      14,683              9,135
      Denominator for diluted earnings per
        share--adjusted weighted-average                                            ------------       ------------
        shares and assumed conversions                                                23,507,885         24,757,597
                                                                                    ============       ============
Basic earnings per share                                                            $       1.53       $       1.50
                                                                                    ============       ============
Diluted earnings per share                                                          $       1.50       $       1.47
                                                                                    ============       ============

NOTE 6 - SUBSEQUENT EVENTS

On January 20, 2004, the Corporation declared an $0.11 per share cash dividend on its common stock to be paid on February 15, 2004 to stockholders of record on January 30, 2004.

NOTE 7 - CONTINGENCIES

The Bank's income and franchise tax liability to the State of Wisconsin may be affected by recent developments. Like many financial institutions located in Wisconsin, the Bank transferred investment securities to its subsidiary in the state of Nevada, AIC, which now holds and manages those assets. AIC, whose operations are solely in Nevada, has not filed returns with, or paid income or franchise taxes to, the State of Wisconsin. The State of Wisconsin Department of Revenue Franchise Tax Division ("Department") has recently implemented a program for the audit of Wisconsin financial institutions who have formed investment subsidiaries located in Nevada. The Department has generally indicated that it may try to assess income or franchise taxes on the income of the Nevada investment subsidiaries of Wisconsin banks. The Bank is currently undergoing such an audit. Given that the audit is at a preliminary stage, we cannot determine whether the outcome will be material to the Bank.

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

Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three and nine months ended December 31, 2003, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three and nine months ended December 31, 2003 decreased $3.5 million to $9.9 million from $13.4 million and decreased $1.1 million to $35.2 million from $36.3 million, respectively, for the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to a decrease of $2.0 million in non-interest income, exclusive of the non-interest income effects of FIN 46, for the three-month period as compared to the same period in the prior year. This decrease in non-interest income was primarily due to a $5.9 million decrease in net gain on sale of loans and was partially offset by an increase in loan servicing income of $4.1 million for the three-month period as compared to the same period in the prior year, primarily due to interest rate environment changes. In addition, there was a decrease in interest income of $5.2 million and an increase in non-interest expense, exclusive of the non-interest expense effect of FIN 46, of $1.4 million for the three-month period as compared to the same period in the prior year. The decrease in interest income was partially offset by a decrease in interest expense of $3.0 million and a decrease in income tax expense of $2.1 million for the three months ended December 31, 2003. The decrease in net income of $1.1 million for the nine-month period ended December 31, 2003 compared to the same period last year was largely due to the decrease in interest income of $16.1 million, primarily due to interest rate environment changes, and an increase in non-interest expense of $3.0 million, exclusive of the non-interest expense effects of FIN 46. The decrease in interest income was partially offset by a decrease in interest expense of $11.6 million, primarily due to a decrease in the weighted average rate paid on interest-bearing liabilities, and an increase of $6.5 million in non-interest income, exclusive of the non-interest effects of FIN 46, for the same period as compared to the prior year. This increase of $6.5 million in non-interest income was largely due to an increase of $5.4 million in revenue from real estate operations, exclusive of the non-interest income and expense effects of FIN 46, for the nine-month period ending December 31, 2003 as compared to the same period in the prior year. Income tax expense remained relatively constant for the nine-month period ended December 31, 2003 as compared to the same period in the prior year. The provision for loan losses remained constant during the three and nine months ended December 31, 2003, as compared to the same periods in the prior year.

Net Interest Income. Net interest income decreased $2.2 million and $4.5 million for the three and nine months ended December 31, 2003, as compared to the same periods in the prior year. The net interest margin decreased to 3.19% from 3.58% for the respective three-month periods and decreased to 3.24% from 3.60% for the respective nine-month periods. The interest rate spread decreased to 3.10% from 3.48% and decreased to 3.12% from 3.49%, respectively, for the same periods.

Interest income on loans decreased $2.6 million and $10.4 million, respectively, for the three- and nine-month periods due primarily to the decrease of 104 basis points in the average yield on loans to 5.82% from 6.86% for the respective three-month period and a decrease of 118 basis points to 5.92% from 7.10% for the respective nine-month period. Interest income on mortgage-related securities decreased $2.8 million and $5.8 million, respectively, for the three- and nine-month periods primarily due to a decrease of 108 basis points in the average yield on mortgage-related securities to 4.55% from 5.63% for the respective three months ended December 31, 2003 and a decrease of 158 basis points to 4.51% from 6.09% for the respective nine months ended December 31, 2003. In addition, the average balance of mortgage related securities decreased $162.0 million and $72.3 million for the three- and nine-month periods ended December 31, 2003 as compared to the same periods in the prior year. In addition, interest income on interest-bearing deposits decreased $300,000 and $860,000, respectively, for the three and nine months ended December 31, 2003, as compared to the same periods in 2002. These decreases were partially offset by an increase in interest income on investment securities (including Federal Home Loan Bank stock) of $430,000 and $1.0 million for the three- and nine-month periods ended December 31, 2003, as compared to the same periods in the prior year. This increase was primarily a result of an increase of $60.7 million and $28.8 million in the average balance of investment securities for the respective three- and nine-month periods ended December 31, 2003.

Interest expense on deposits decreased $3.0 million and $9.9 million, respectively, for the three and nine months ended December 31, 2003, as compared to the same periods in 2002. These decreases were due primarily to a decrease of 44 basis points in the weighted average cost of deposits to 2.03% from 2.47% for the respective three-month periods and a decrease of 60 basis points in the weighted average cost of deposits to 2.12% from 2.72% for the respective nine-month periods. Interest expense on notes payable and other borrowings increased $50,000 and decreased $1.5 million during the respective three and nine months ended December 31, 2003, as compared to the same periods in the prior year. The increase for the three-month period was due primarily to an increase of $122.6 million in the average balance of notes payable and other borrowings and the decrease for the nine-month period was due primarily to a decrease in the weighted average cost of notes payable and other borrowings of 48 basis points to 3.92% from 4.40% for the nine-month period ended December 31, 2003, as compared to the same period in 2002. Other interest expense decreased $70,000 and $190,000 for the respective three and nine months ended December 31, 2003, as compared to the same periods in the prior year.

Provision for Loan Losses. Provision for loan losses remained constant at $450,000 and $1.4 million for the respective three- and nine-month periods ended December 31, 2003, as compared to the same periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and estimable losses in the portfolio.

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

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                             2003                                2002
                                              ----------------------------------  ----------------------------------
                                                                        AVERAGE                             AVERAGE
                                                 AVERAGE                 YIELD/      AVERAGE                 YIELD/
                                                 BALANCE     INTEREST   COST (1)     BALANCE     INTEREST   COST (1)
                                              ----------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $  2,277,158  $   32,858    5.77%   $  2,053,483  $   35,164    6.85%
Consumer loans (2)                                 528,302       8,033    6.08         467,950       8,175    6.99
Commercial business loans(2)                       145,266       2,014    5.55         133,692       2,165    6.48
                                              ------------  ----------            ------------  ----------
  Total loans receivable (2)                     2,950,726      42,905    5.82       2,655,125      45,504    6.86
Mortgage-related securities                        187,651       2,136    4.55         349,653       4,918    5.63
Investment securities                              123,163         456    1.48          92,348         709    3.07
Interest-bearing deposits                           97,061         221    0.91         168,942         519    1.23
Federal Home Loan Bank stock                        85,216       1,523    7.15          55,312         837    6.05
                                              ------------  ----------            ------------  ----------
  Total interest-earning assets                  3,443,817      47,241    5.49       3,321,380      52,487    6.32
                                                                          ----                                ----
Non-interest-earning assets                        207,688                             239,631
                                              ------------                        ------------
  Total assets                                $  3,651,505                        $  3,561,011
                                              ============                        ============

INTEREST-BEARING LIABILITIES
Demand deposits                               $    749,253         763    0.41    $    816,307       1,457    0.71
Regular passbook savings                           221,523         223    0.40         185,832         409    0.88
Certificates of deposit                          1,625,233      12,174    3.00       1,620,691      14,311    3.53
                                              ------------  ----------            ------------  ----------
  Total deposits                                 2,596,009      13,160    2.03       2,622,830      16,177    2.47
Notes payable and other borrowings                 690,183       6,534    3.79         567,578       6,484    4.57
Other                                               15,379          57    1.48          16,559         127    3.07
                                              ------------  ----------            ------------  ----------
  Total interest-bearing liabilities             3,301,571      19,751    2.39       3,206,967      22,788    2.84
                                                            ----------    ----                  ----------    ----
Non-interest-bearing liabilities                    54,105                              60,514
                                              ------------                        ------------
  Total liabilities                              3,355,676                           3,267,481
Stockholders' equity                               295,829                             293,530
                                              ------------                        ------------
  Total liabilities and stockholders' equity  $  3,651,505                        $  3,561,011
                                              ============                        ============

  Net interest income/interest rate spread                  $   27,490    3.10%                 $   29,699    3.48%
                                                            ==========    ====                  ==========    ====
  Net interest-earning assets                 $    142,246                        $    114,413
                                              ============                        ============
  Net interest margin                                                     3.19%                               3.58%
                                                                          ====                                ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities            1.04                                1.04
                                              ============                        ============

--------------------------
(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

                                                                  NINE MONTHS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                             2003                                2002
                                              ----------------------------------  ----------------------------------
                                                                        AVERAGE                             AVERAGE
                                                AVERAGE                  YIELD/     AVERAGE                  YIELD/
                                                BALANCE      INTEREST    COST (1)   BALANCE      INTEREST   COST (1)
                                              ----------------------------------------------------------------------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $  2,282,562  $  100,299    5.86%   $  2,090,319  $  110,385    7.04%
Consumer loans (2)                                 517,052      24,267    6.26         435,004      24,432    7.49
Commercial business loans(2)                       139,494       6,022    5.76         120,760       6,178    6.82
                                              ------------  ----------            ------------  ----------
  Total loans receivable (2)                     2,939,108     130,588    5.92       2,646,083     140,995    7.10
Mortgage-related securities                        213,465       7,217    4.51         285,801      13,059    6.09
Investment securities                              116,019       1,476    1.70         117,116       2,486    2.83
Interest-bearing deposits                           85,542         667    1.04         157,140       1,531    1.30
Federal Home Loan Bank stock                        83,844       4,221    6.71          53,909       2,198    5.44
                                              ------------  ----------            ------------  ----------
  Total interest-earning assets                  3,437,978     144,169    5.59       3,260,049     160,269    6.55
                                                                          ----                                ----
Non-interest-earning assets                        241,324                             220,596
                                              ------------                        ------------
  Total assets                                $  3,679,302                        $  3,480,645
                                              ============                        ============

INTEREST-BEARING LIABILITIES
Demand deposits                               $    778,011       2,524    0.43    $    730,551       5,081    0.93
Regular passbook savings                           213,463         695    0.43         175,459       1,327    1.01
Certificates of deposit                          1,620,728      38,245    3.15       1,612,211      44,940    3.72
                                              ------------  ----------            ------------  ----------
  Total deposits                                 2,612,202      41,464    2.12       2,518,221      51,348    2.72
Notes payable and other borrowings                 647,598      19,019    3.92         621,400      20,522    4.40
Other                                               13,929         154    1.47          11,775         346    3.92
                                              ------------  ----------            ------------  ----------
  Total interest-bearing liabilities             3,273,729      60,637    2.47       3,151,396      72,216    3.06
Non-interest-bearing liabilities                   109,751  ----------    ----          34,589  ----------  ------
                                              ------------                        ------------
  Total liabilities                              3,383,480                           3,185,985
Stockholders' equity                               295,822                             294,660
                                              ------------                        ------------
  Total liabilities and stockholders' equity  $  3,679,302                        $  3,480,645
                                              ============                        ============

  Net interest income/interest rate spread                  $   83,532    3.12%                 $   88,053    3.49%
                                                            ==========    ====                  ==========    ====
  Net interest-earning assets                 $    164,249                        $    108,653
                                              ============                        ============
  Net interest margin                                                     3.24%                               3.60%
                                                                          ====                                ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities            1.05                                1.03
                                              ============                        ============

-----------------------
(1)  Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Non-Interest Income. Non-interest income increased $8.3 million to $17.3 million and $35.1 million to $56.5 million, respectively, for the three and nine months ended December 31, 2003, as compared to $9.0 million and $21.4 million for the same periods in the prior year, primarily due to the addition of REI partnership home sales of $11.9 million and $31.6 million for the respective three and nine-month periods ended December 31, 2003, as a result of the implementation of FIN 46 during the period. In addition, loan servicing income increased $4.1 million and $1.4 million, respectively for the three and nine months ended December 31, 2003 as compared to the same periods in the prior year, primarily due to decreased amortization of mortgage servicing rights, which resulted from decreases in mortgage loan refinancings. Service charges on deposit accounts increased $180,000 and $740,000, respectively, for the three and nine months ended December 31, 2003. Insurance commissions increased $330,000 and $380,000, respectively, for the three- and nine-month periods ended December 31, 2003, as compared to the same periods in the prior year. Other revenue from real estate operations decreased $450,000 and increased $2.4 million for the three and nine months ended December 31, 2003, as compared to the same periods in the prior year. The decrease in other revenue from real estate operations for the three-month period was largely due to the reclassification of income and expense items on the income statement as required by FIN 46. These income and expense items are REI home sales, REI cost of home sales, other expenses from real estate partnership operations and minority interest in income of real estate partnership operations. The increase in other revenue from real estate operations for the nine-month period was due to a gain on the sale of a partnership of $2.7 million, as well as increased lot sales. Other non-interest income which includes a variety of loan fee and other miscellaneous fee income decreased $1.6 million and increased $750,000 for the respective three- and nine-month periods ended December 31, 2003. These increases were partially offset by a decrease in net gain on sale of loans of $5.9 million and $1.4 million, respectively, during the three and nine months ended December 31, 2003, as compared to the same periods in the prior year primarily due to the changing interest rate environment. In addition, net gain on sale of investments and mortgage-related securities decreased $250,000 and $660,000, respectively, for the three- and nine-month periods ended December 31, 2003, as compared to the same periods in the prior year.

Non-Interest Expense. Non-interest expense increased $11.7 million to $28.2 million and $31.7 million to $81.5 million, respectively, for the three and nine months ended December 31, 2003, as compared to $16.5 million and $49.9 million for the same periods in 2002, primarily due to the addition of REI cost of sales of $7.8 million and $23.4 million, other expenses from real estate partnership operations of $1.1 million and $1.9 million and minority interest in income of real estate partnership operations of $1.5 million and $3.3 million for the respective three and nine-month periods as required by the implementation of FIN 46 for the December 31, 2003 quarter-end. Compensation expense increased $800,000 and $2.4 million, respectively, for the three- and nine-month periods compared to the same periods in the prior year due primarily to an increase in incentive compensation resulting from increased loan production and increased employee benefits. In addition, occupancy expense increased $70,000 and $540,000, respectively, for the three and nine months ended December 31, 2003. Marketing expense increased $80,000 and $240,000, respectively, for the three-and nine-month periods compared to the same periods in the prior year. Furniture and equipment expense increased $60,000 and $430,000, respectively, for the three and nine months ended December 31, 2003, as compared to the same periods in the prior year. Other non-interest expense increased $510,000 and decreased $120,000, respectively, for the three- and nine-month periods as compared to the same periods in the prior year. These increases were partially offset by a decrease in data processing expense of $140,000 and $400,000, respectively, for the three- and nine-month periods ended December 31, 2003, as compared to the same periods in the prior year.

Income Taxes. Income tax expense decreased $2.1 million and increased $20,000, respectively, during the three and nine months ended December 31, 2003, as compared to the same periods in 2002. The effective tax rate was 38.2% and 38.4%, respectively, for the current three- and nine-month periods, as compared to 38.1% and 37.7% for the three- and nine-month periods last year.

FINANCIAL CONDITION

During the nine months ended December 31, 2003, the Corporation's assets increased by $126.9 million from $3.54 billion at March 31, 2003 to $3.67 billion. The majority of this increase was attributable to increases in loans, which was partially offset by decreases in other categories such as mortgage-related securities and investments.

Total loans (including loans held for sale) increased $220.2 million during the nine months ended December 31, 2003. Loan activity for the period consisted of
(i) originations of $2.72 billion, (ii) sales of $1.25 billion, and (iii) principal repayments and other adjustments of $1.25 billion.

Mortgage-related securities (both available for sale and held to maturity) decreased $72.2 million during the nine months ended December 31, 2003 as a result of principal repayments and market value adjustments of $148.5 million and sales of $5.1 million. These decreases were partially offset by purchases of $81.4 million of mortgage-related securities in this nine-month period. Mortgage-related securities consisted of $101.8 million of mortgage-backed securities and $74.8 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at December 31, 2003.

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

Investment securities (both available for sale and held to maturity) decreased $33.9 million during the nine months ended December 31, 2003 as a result of sales and maturities of $406.5 million of U.S. Government and agency securities largely offset by purchases of $370.8 million of such securities.

Total liabilities increased $121.3 million during the nine months ended December 31, 2003. This increase was largely due to a $154.9 million increase in FHLB advances and other borrowings. This increase was partially offset by a decrease of $21.9 million in deposits, a $6.1 million decrease in other liabilities and a decrease of $5.6 million in advance payments by borrowers for taxes and insurance during the nine-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $262.0 million at December 31, 2003 and $239.4 million at March 31, 2003, and generally mature within one to five years.

Stockholders' equity increased $5.6 million during the nine months ended December 31, 2003 as a net result of (i) comprehensive income of $34.3 million,
(ii) stock options exercised of $5.0 million (with the ($4.2 million) excess of the cost of treasury shares over the option price charged to retained earnings),
(iii) the purchase of stock by retirement plans of $1.1 million (with the ($85,000) excess of the cost of treasury shares over the option price charged to retained earnings), (iv) benefit plan shares earned and related tax adjustments totaling $1.6 million, and (v) consolidation of real estate investment partnerships per Fin 46 of $3.6 million. These increases were partially offset by (i) purchases of treasury stock of $25.9 million, (ii) cash dividends of $7.5 million, and (iii) common stock consolidated in a rabbi trust established pursuant to the Corporation's supplemental retirement plan of $2.3 million.

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

Non-performing assets increased $3.0 million to $14.6 million at December 31, 2003 from $11.7 million at March 31, 2003 and increased as a percentage of total assets to 0.40% from 0.33% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                                                       AT MARCH 31,
                                                    AT DECEMBER 31,    --------------------------------------------
                                                         2003              2003            2002            2001
                                                    ---------------    --------------------------------------------
                                                                          (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                           $      4,459      $      4,510    $      4,505    $      2,572
 Multi-family residential                                       -               444             187             372
 Commercial real estate                                     6,181             1,776           2,212             650
 Construction and land                                         20                 -             168             257
 Consumer                                                     714               661             933             499
 Commercial business                                        2,326             2,678           1,037             697
                                                     ------------      ------------    ------------    ------------
  Total non-accrual loans                                  13,700            10,069           9,042           5,047
Real estate held for development and sale                     144                49              74             352
Foreclosed properties and repossessed assets, net             773             1,535           1,475             313
                                                     ------------      ------------    ------------    ------------
  Total non-performing assets                        $     14,617      $     11,653    $     10,591    $      5,712
                                                     ============      ============    ============    ============

Performing troubled debt restructurings              $      2,661      $      2,590    $        403    $        300
                                                     ============      ============    ============    ============

Total non-accrual loans to total loans                       0.42%             0.34%           0.32%           0.20%
Total non-performing assets to total assets                  0.40              0.33            0.30            0.18
Allowance for loan losses to total loans                     0.89              1.00            1.09            0.94
Allowance for loan losses to total
 non-accrual loans                                         210.94            294.74          346.04          477.04
Allowance for loan and foreclosure losses
 to total non-performing assets                            199.22            257.87          300.05          422.16

Non-accrual loans increased $3.6 million during the nine months ended December 31, 2003. The increase was largely attributable to the addition of three commercial loans during the nine-month period. One was a $1.9 million commercial real estate loan secured by retail property located in Dallas, Texas. The second one was a $1.6 million commercial business loan secured by a milling machining company located in Montello, Wisconsin. The third was a $1.5 million commercial real estate loan secured by a 66 unit student housing apartment building in Minneapolis, Minnesota. At December 31, 2003, there was one other non-accrual commercial loan with a carrying value greater than $1.0 million. The loan is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a carrying value of $1.5 million at December 31, 2003.

Non-performing real estate held for development and sale increased $100,000 for the nine months ended December 31, 2003.

Foreclosed properties and repossessed assets decreased $760,000 for the nine months ended December 31, 2003. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at December 31, 2003.

Performing troubled debt restructurings increased $70,000 during the nine months ended December 31, 2003.

At December 31, 2003, assets that the Corporation has classified as substandard, net of reserves, consisted of $33.9 million of loans and foreclosed properties. As of March 31, 2003, substandard assets amounted to $25.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected.

The increase in substandard loans is largely attributable to the addition of five loans. The first loan with a carrying value of $2.5 million is secured by a hotel located in Janesville, Wisconsin. The second loan, with a carrying value of $1.5 million, is secured by a multi-family residential property located in Cottage Grove, Wisconsin. The third loan, with a carrying value of $4.0 million, is secured by the assets of a stainless tank operation located in Cottage Grove, Wisconsin. The fourth loan, with a carrying value of $1.5 million, is secured by a 66 unit student housing apartment building located in Minneapolis, Minnesota. The fifth loan, with a carrying value of $970,000, is secured by a computer networking and consulting business located in Phoenix, Arizona. The category of substandard assets contains several loans with a carrying value of greater than $1.0 million, including the loans discussed above. Five other loans classified as substandard have a carrying value of greater than $1.0 million. One loan, with a carrying value of $5.2 million, is secured by a computer networking and consulting business located in Phoenix, Arizona. A second loan is a $1.9 million commercial real estate loan secured by retail property located in Dallas, Texas. A third loan, with a carrying value of $2.1 million, is secured by a hotel located in Kenosha, Wisconsin. A fourth loan, with a carrying value of $1.5 million, is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois. A fifth loan is secured by a hotel with a carrying value of $1.1 million located in Sonoma, California.

At December 31, 2003, the Corporation has identified assets of $4.5 million as impaired, net of reserves. As of March 31, 2003, impaired loans were $4.8 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such loans are not nor have been on a past due and non-accrual status. A summary of the details regarding impaired loans follows (in thousands):

                                            AT DECEMBER 31,                  AT MARCH 31,
                                            ---------------   ------------------------------------------
                                                 2003             2003           2002           2001
                                            ---------------   ------------------------------------------
Impaired loans with valuation
  reserve required                           $      7,940     $      8,483   $     11,467   $        964

Less:
  Specific valuation allowance                      3,483            3,717          4,240            615
                                             ------------     ------------   ------------   ------------

Total impaired loans                         $      4,457     $      4,766   $      7,227   $        349
                                             ============     ============   ============   ============

Average impaired loans                       $      5,051     $      6,042   $      6,216   $      3,301

Interest income recognized
  on impaired loans                          $        375     $        613   $        740   $         43

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                                   AT MARCH 31,
                                  AT DECEMBER 31,   ------------------------------------------
                                        2003            2003           2002           2001
                                  ---------------   ------------------------------------------
                                                         (In Thousands)
30 to 59 days                       $    14,447     $     10,083   $     17,647   $      7,141
60 to 89 days                               691            5,612          2,671            716
                                    -----------     ------------   ------------   ------------
    Total                           $    15,138     $     15,695   $     20,318   $      7,857
                                    ===========     ============   ============   ============

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

A summary of the activity in the allowance for losses on loans follows:

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              DECEMBER 31,                      DECEMBER 31,
                                                     -----------------------------     -----------------------------
                                                         2003             2002             2003             2002
                                                     -----------------------------     -----------------------------
                                                                        (Dollars In Thousands)
Allowance at beginning of period                     $     28,601     $     30,760     $     29,677     $     31,065
Charge-offs:
  Mortgage                                                    (21)            (395)            (234)            (846)
  Consumer                                                   (192)            (104)            (564)            (479)
  Commercial business                                         (43)          (1,257)          (1,908)          (1,754)
                                                     ------------     ------------     ------------     ------------
     Total charge-offs                                       (256)          (1,756)          (2,706)          (3,079)
Recoveries:
  Mortgage                                                     12              126              274              130
  Consumer                                                     19               16               57               41
  Commercial business                                          73                9              247               98
                                                     ------------     ------------     ------------     ------------
     Total recoveries                                         104              151              578              269
                                                     ------------     ------------     ------------     ------------
     Net charge-offs                                         (152)          (1,605)          (2,128)          (2,810)
Provision for loan losses                                     450              450            1,350            1,350
                                                     ------------     ------------     ------------     ------------
   Allowance at end of period                        $     28,899     $     29,605     $     28,899     $     29,605
                                                     ============     ============     ============     ============

Net charge-offs to average loans                            (0.02)%          (0.24)%          (0.14)%          (0.21)%
                                                     ============     ============     ============     ============

Although management believes that the December 31, 2003 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At December 31, 2003, the Corporation had outstanding commitments to originate loans of $116.4 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $247.7 million and loans sold with recourse to the Corporation in the event of default by the borrower of $275,000. The Corporation had sold loans with recourse in the amount of $10.8 million through the FHLB Mortgage Partnership Finance Program at December 31, 2003. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2003 amounted to $971.1 million and scheduled maturities of FHLB advances during the same period totaled $192.5 million. At December 31, 2003, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended December 31, 2003, the Bank's average liquidity ratio was 9.28%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 2003 and March 31, 2003 (dollars in thousands):


                                                                          MINIMUM REQUIRED
                                                      MINIMUM REQUIRED       TO BE WELL
                                                        FOR CAPITAL       CAPITALIZED UNDER
                                        ACTUAL        ADEQUACY PURPOSES   OTS REQUIREMENTS
                                  --------------------------------------------------------
                                   AMOUNT    RATIO     AMOUNT    RATIO     AMOUNT    RATIO
                                  --------------------------------------------------------
AS OF DECEMBER 31, 2003:

Tier 1 capital

  (to adjusted tangible assets)   $274,588    7.66%   $107,550    3.00%   $179,250    5.00%

Risk-based capital

  (to risk-based assets)           300,017   10.43     230,061    8.00     287,576   10.00

Tangible capital

  (to tangible assets)             274,588    7.66      53,775    1.50         N/A     N/A

AS OF MARCH 31, 2003:

Tier 1 capital

  (to adjusted tangible assets)   $258,057    7.43%   $104,234    3.00%   $173,723    5.00%

Risk-based capital

  (to risk-based assets)           283,004   10.63     213,027    8.00     266,283   10.00

Tangible capital

  (to tangible assets)             258,057    7.43      52,117    1.50         N/A     N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at December 31, 2003 and March 31, 2003 (dollars in thousands):


                                                               DECEMBER 31,   MARCH 31,
                                                               ------------------------
                                                                   2003         2003
                                                               ------------------------
Stockholders' equity of the Corporation                        $    298,640   $ 293,004
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                          132      (8,496)
                                                               ------------   ---------
Stockholders' equity of the Bank                                    298,772     284,508
Less: Intangible assets and other non-includable assets             (24,184)    (26,451)
                                                               ------------   ---------
Tier 1 and tangible capital                                         274,588     258,057
Plus: Allowable general valuation allowances                         25,429      24,947
                                                               ------------   ---------
Risk based capital                                             $    300,017   $ 283,004
                                                               ============   =========

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The cumulative net gap position at December 31, 2003 has not changed materially since March 31, 2003.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and nine months ended December 31, 2003 and 2002, respectively.


                                                                   THREE MONTHS ENDED DECEMBER 31, 2003
                                                          -------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                          REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                          INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                          -----------   -----------   ------------   ------------
                                                                          (Dollars in thousands)
Interest income                                           $       124   $    47,199   $        (82)  $     47,241
Interest expense                                                  296        19,479            (24)        19,751
                                                          -----------   -----------   ------------   ------------
  Net interest income                                            (172)       27,720            (58)        27,490
Provision for loan losses                                           -           450              -            450
                                                          -----------   -----------   ------------   ------------
  Net interest income after provision for loan losses            (172)       27,270            (58)        27,040
Other income                                                   11,116         6,249           (109)        17,256
Other expense                                                  10,534        17,852           (167)        28,219
                                                          -----------   -----------   ------------   ------------
  Income (loss) before income taxes                               410        15,667              -         16,077
Income tax expense (benefit)                                      196         5,943              -          6,139
                                                          -----------   -----------   ------------   ------------
  Net income                                              $       214   $     9,724   $          -   $      9,938
                                                          ===========   ===========   ============   ============

Total assets                                              $    65,800   $ 3,599,744   $          -   $  3,665,544


                                                                        THREE MONTHS ENDED DECEMBER 31, 2002
                                                               -------------------------------------------------------
                                                                                                          CONSOLIDATED
                                                               REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                               -----------   -----------   ------------   ------------
                                                                               (Dollars in thousands)
Interest income                                                $        97   $    52,487   $        (97)  $     52,487
Interest expense                                                        90        22,788            (90)        22,788
                                                               -----------   -----------   ------------   ------------
  Net interest income (loss)                                             7        29,699             (7)        29,699
Provision for loan losses                                                -           450              -            450
                                                               -----------   -----------   ------------   ------------
  Net interest income (loss) after provision for loan losses             7        29,249             (7)        29,249
Other income                                                         3,001         9,187         (3,233)         8,955
Other expense                                                        3,240        16,537         (3,240)        16,537
                                                               -----------   -----------   ------------   ------------
  Income (loss) before income taxes                                   (232)       21,899              -         21,667
Income tax expense (benefit)                                          (303)        8,563              -          8,260
                                                               -----------   -----------   ------------   ------------
  Net income (loss)                                            $        71   $    13,336   $          -   $     13,407
                                                               ===========   ===========   ============   ============

Total assets                                                   $    45,134   $ 3,476,402   $          -   $  3,521,536


                                                                        NINE MONTHS ENDED DECEMBER 31, 2003
                                                               -------------------------------------------------------
                                                                                                          CONSOLIDATED
                                                               REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                               -----------   -----------   ------------   ------------
                                                                               (Dollars in thousands)
Interest income                                                $       225   $   143,996   $        (52)  $    144,169
Interest expense                                                       886        59,866           (115)        60,637
                                                               -----------   -----------   ------------   ------------
  Net interest income (loss)                                          (661)       84,130             63         83,532
Provision for loan losses                                                -         1,350              -          1,350
                                                               -----------   -----------   ------------   ------------
  Net interest income (loss) after provision for loan losses          (661)       82,780             63         82,182
Other income                                                        33,307        23,162             61         56,530
Other expense                                                       28,709        52,700            124         81,533
                                                               -----------   -----------   ------------   ------------
  Income (loss) before income taxes                                  3,937        53,242              -         57,179
Income tax expense (benefit)                                         1,677        20,271              -         21,948
                                                               -----------   -----------   ------------   ------------
  Net income (loss)                                            $     2,260   $    32,971   $          -   $     35,231
                                                               ===========   ===========   ============   ============

Total assets                                                   $    65,800   $ 3,599,744   $          -   $  3,665,544


                                                                          NINE MONTHS ENDED DECEMBER 31, 2002
                                                               -------------------------------------------------------
                                                                                                          CONSOLIDATED
                                                               REAL ESTATE    COMMUNITY    INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS     BANKING     ELIMINATIONS    STATEMENTS
                                                               -----------   -----------   ------------   ------------
                                                                               (Dollars in thousands)
Interest income                                                $       161   $   160,269   $       (161)  $    160,269
Interest expense                                                       243        72,216           (243)        72,216
                                                               -----------   -----------   ------------   ------------
  Net interest income (loss)                                           (82)       88,053             82         88,053
Provision for loan losses                                                -         1,350              -          1,350
                                                               -----------   -----------   ------------   ------------
  Net interest income (loss) after provision for loan losses           (82)       86,703             82         86,703
Other income                                                        11,761        21,974        (12,345)        21,390
Other expense                                                       12,263        49,864        (12,263)        49,864
                                                               -----------   -----------   ------------   ------------
  Income (loss) before income taxes                                   (584)       58,813              -         58,229
Income tax expense (benefit)                                          (505)       22,438              -         21,933
                                                               -----------   -----------   ------------   ------------
  Net income (loss)                                            $       (79)  $    36,375   $          -   $     36,296
                                                               ===========   ===========   ============   ============

Total assets                                                   $    45,134   $ 3,476,402   $          -   $  3,521,536

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

                  Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

         (b)      REPORTS ON FORM 8-K.

                  Press release dated October 29, 2003 announcing the Corporation's results for the three months ending September 30, 2003 and its financial condition as of September 30, 2003 furnished under Items 9 and 12 of Form 8-K on October 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ANCHOR BANCORP WISCONSIN INC.

Date: February 12, 2004         By: /s/ Douglas J. Timmerman
                                    --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer

Date: February 12, 2004         By: /s/ Michael W. Helser
                                    --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer