Form 10-K
period 2004-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2004-06-10
CIK 885322

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _________________________

                         Commission File Number 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                        39-1726871
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).                                    [X]

         As of September 30, 2003, the aggregate market value of the 20,314,873 shares of the registrant's common stock deemed to be held by non-affiliates of the registrant was $477.0 million, based upon the closing price of $23.48 per share of common stock as reported by the Nasdaq Stock Market, National Market System on such date. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be "affiliates" of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

         As of June 4, 2004, 22,983,200 shares of the registrant's common stock were outstanding. There were also 100,000 series A- preferred stock purchase rights authorized with none outstanding, as of the same date.

                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2004 (Part III, Items 10 to 13).

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

      The Bank was organized in 1919 as a Wisconsin-chartered savings institution. In July 2000, the Bank converted to a federally-chartered savings institution, and the Bank's deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Chicago, and is regulated by the Office of Thrift Supervision ("OTS"), and the FDIC. The Corporation is subject to the periodic reporting requirements of the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Bank is also regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") relating to reserves required to be maintained against deposits and certain other matters. See "Regulation."

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

      The Bank has three wholly owned subsidiaries: Anchor Investment Services, Inc. ("AIS"), a Wisconsin corporation, offers investments and credit life and disability insurance to the Bank's customers and other members of the general public; ADPC Corporation ("ADPC"), a Wisconsin corporation, holds and develops certain of the Bank's foreclosed properties; and Anchor Investment Corporation ("AIC") is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-related securities).

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

MARKET AREA

      The Bank's primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin, as well as contiguous counties in Iowa and Illinois. As of March 31, 2004, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 56 other full-service offices located primarily in south-central and southwest Wisconsin and two loan origination offices.

COMPETITION

      The Bank encounters strong competition in attracting both loan and deposit customers. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank's market area includes branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Bank's market area and aggressively price their products and services to a large portion of the market. The Corporation's profitability depends upon the Bank's continued ability to successfully maintain and increase market share.

      The origination of loans secured by real estate is the Bank's primary business and principal source of profits. If customer demand for real estate loans decreases, the Bank's income could be affected because alternative investments, such as securities, typically earn less income than real estate secured loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates.

      The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours, and other services. The primary factors in competing for loans are interest rates, loan fee charges, timeliness and quality of service to the borrower.

LENDING ACTIVITIES

      GENERAL. At March 31, 2004, the Bank's net loans held for investment totaled $3.1 billion, representing approximately 80.5% of its $3.8 billion of total assets at that date. Approximately $2.6 billion, or 78.7%, of the Bank's total loans held for investment at March 31, 2004 were secured by first liens on real estate.

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

      Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2004, the Bank's total loans held for investment included $544.0 million, or 16.5%, of consumer loans and $156.6 million, or 4.8%, of commercial business loans.

      LOAN PORTFOLIO COMPOSITION. The following table presents information concerning the composition of the Bank's consolidated loans held for investment at the dates indicated.

                                                                        MARCH 31,
                                        --------------------------------------------------------------------
                                                  2004                    2003                    2002
                                        --------------------------------------------------------------------
                                                     PERCENT                 PERCENT                 PERCENT
                                          AMOUNT     OF TOTAL      AMOUNT    OF TOTAL      AMOUNT    OF TOTAL
                                        --------------------------------------------------------------------
                                                                (Dollars in Thousands)
Mortgage loans:
  Single-family residential             $  748,216     22.75%    $  724,900    24.44%    $  855,437    30.33%
  Multi-family residential                 521,646     15.86        474,678    16.00        388,919    13.79
  Commercial real estate                   801,841     24.38        747,682    25.20        686,237    24.33
  Construction                             392,713     11.94        331,338    11.17        288,377    10.22
  Land                                     123,823      3.76         47,951     1.62         45,297     1.61
                                        ----------    ------     ----------   ------     ----------  -------
    Total mortgage loans                 2,588,239     78.70      2,326,549    78.43      2,264,267    80.28
                                        ----------    ------     ----------   ------     ----------  -------
Consumer loans:
  Second mortgage and home equity          290,139      8.82        269,990     9.10        226,134     8.02
  Education                                191,472      5.82        166,507     5.61        130,752     4.64
  Other                                     62,353      1.90         66,150     2.23         75,808     2.69
                                        ----------    ------     ----------   ------     ----------  -------
    Total consumer loans                   543,964     16.54        502,647    16.94        432,694    15.34
                                        ----------    ------     ----------   ------     ----------  -------
Commercial business loans:
  Loans                                    151,873      4.62        136,090     4.59        121,723     4.32
  Lease receivables                         4,763       0.14          1,270     0.04          1,803     0.06
                                        ----------    ------     ----------   ------     ----------  -------
    Total commercial business loans        156,636      4.76        137,360     4.63        123,526     4.38
                                        ----------    ------     ----------   ------     ----------  -------
    Gross loans receivable               3,288,839    100.00%     2,966,556   100.00%     2,820,487   100.00%

Contras to loans:
  Undisbursed loan proceeds               (187,364)                (160,724)               (157,667)
  Allowance for loan losses                (28,607)                 (29,678)                (31,065)
  Unearned net loan fees                    (5,946)                  (4,946)                 (4,286)
  Discount on loans purchased                 (103)                    (147)                   (215)
  Unearned interest                             (7)                     (73)                     (6)
                                        ----------               ----------              ----------
    Total contras to loans                (222,027)                (195,568)               (193,239)
                                        ----------               ----------              ----------

    Loans receivable, net               $3,066,812               $2,770,988              $2,627,248
                                        ==========               ==========              ==========

                                                          MARCH 31,
                                       ---------------------------------------------
                                                  2001                     2000
                                       ---------------------------------------------
                                                     PERCENT                 PERCENT
                                         AMOUNT      OF TOTAL      AMOUNT    OF TOTAL
                                       ----------------------------------------------
                                                 (Dollars in thousands)
Mortgage loans:
  Single-family residential            $   872,718     34.17%   $ 1,001,408    41.24%
  Multi-family residential                 305,009     11.94        291,917    12.02
  Commercial real estate                   501,640     19.64        388,678    16.01
  Construction                             266,712     10.44        210,660     8.68
  Land                                      43,849      1.72         29,232     1.20
                                       -----------    ------    -----------   ------
    Total mortgage loans                 1,989,928     77.90      1,921,895    79.15
                                       -----------    ------    -----------   ------
Consumer loans:
  Second mortgage and home equity          271,733     10.64        243,124    10.01
  Education                                130,215      5.10        136,011     5.60
  Other                                     72,274      2.83         65,686     2.71
                                       -----------    ------    -----------   ------
    Total consumer loans                   474,222     18.57        444,821    18.32
                                       -----------    ------    -----------   ------
Commercial business loans:
  Loans                                     90,212      3.53         61,419     2.53
  Lease receivables                              -      0.00              -     0.00
                                       -----------    ------    -----------   ------
    Total commercial business loans         90,212      3.53         61,419     2.53
                                       -----------    ------    -----------   ------
    Gross loans receivable               2,554,362    100.00%     2,428,135   100.00%
                                                      ======                  ======

Contras to loans:
  Undisbursed loan proceeds               (111,298)                 (97,092)
  Allowance for loan losses                (24,076)                 (24,404)
  Unearned net loan fees                    (3,610)                  (3,528)
  Discount on loans purchased                 (371)                    (361)
  Unearned interest                            (31)                     (29)
                                       -----------              -----------
    Total contras to loans                (139,386)                (125,414)
                                       -----------              -----------

    Loans receivable, net              $ 2,414,976              $ 2,302,721
                                       ===========              ===========

      The following table shows, at March 31, 2004, the scheduled contractual maturities of the Bank's consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

                                                           MULTI-FAMILY
                                                           RESIDENTIAL
                                                               AND
                                                            COMMERCIAL
                                                           REAL ESTATE,
                                       SINGLE-FAMILY       CONSTRUCTION                             COMMERCIAL
                                        RESIDENTIAL          AND LAND            CONSUMER            BUSINESS
                                          LOANS               LOANS                LOANS               LOANS
                                       -----------------------------------------------------------------------
                                                                    (In Thousands)
Amounts due:
   In one year or less                  $   26,430          $  320,109          $   27,187          $   82,342
   After one year through
     five years                             34,257             864,660             179,228              68,734
   After five years                        687,529             655,254             337,549               5,560
                                        ----------          ----------          ----------          ----------
                                        $  748,216          $1,840,023          $  543,964          $  156,636
                                        ----------          ----------          ----------          ----------

Interest rate terms on amounts
   due after one year:
     Fixed                              $  246,619          $  338,200          $  322,728          $   35,524
                                        ----------          ----------          ----------          ----------
     Adjustable                         $  475,167          $1,181,714          $  194,049          $   38,770
                                        ==========          ==========          ==========          ==========

      SINGLE-FAMILY RESIDENTIAL LOANS. Historically, savings institutions, such as the Bank, have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on owner-occupied, existing single-family residences. At March 31, 2004, $748.2 million, or 22.8%, of the Bank's total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency.

      The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans, based on a designated index. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan.

      Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2004, approximately $482.3 million, or 64.5%, of the Bank's permanent single-family residential loans held for investment consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

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

      At March 31, 2004, approximately $265.9 million, or 35.5%, of the Bank's permanent single-family residential loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank's experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

      MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE. The Bank originates multi-family loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2004, the Bank had $521.6 million of loans secured by multi-family residential real estate and $801.8 million of loans secured by commercial real estate. These represented 15.9% and 24.4% of the Bank's total loans held for investment, respectively. The Bank generally limits the origination of such loans to its primary market area.

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

      CONSTRUCTION AND LAND LOANS. Historically, the Bank has been an active originator of loans to construct residential and commercial properties ("construction loans"), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties ("land loans"). At March 31, 2004, construction loans amounted to $392.7 million, or 11.9%, of the Bank's total loans held for investment. Land loans amounted to $123.8 million, or 3.8%, of the Bank's total loans held for investment at March 31, 2004.

      The Bank's construction loans generally have terms of six to 12 months, fixed interest rates and fees which are due at the time of origination and at maturity if the Bank does not originate the permanent financing on the constructed property. Loan proceeds are disbursed in increments as construction progresses and as inspections by the Bank's in-house appraiser and outside construction inspectors warrant. Land acquisition and development loans generally have the same terms as construction loans, but may have longer maturities than such loans.

      CONSUMER LOANS. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2004, $544.0 million, or 16.5%, of the Bank's consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank's consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.

      The largest component of the Bank's consumer loan portfolio is second mortgage and home equity loans, which amounted to $290.1 million, or 8.8%, of total loans at March 31, 2004. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower's residence. A fixed-rate home equity product is also offered.

      Approximately $191.5 million, or 5.8%, of the Bank's total loans at March 31, 2004 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great

Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association ("SLMA") or to other investors. The Bank sold $10.6 million of these education loans during fiscal 2004.

      The remainder of the Bank's consumer loan portfolio consists of deposit account and other secured loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank participates, currently within a range of 42% to 45%, with a third party, Elan. At March 31, 2004, the Bank participates in 42% of the outstanding balances and is responsible for 42% of the losses.

      The Bank is allocated 32% of the interest paid on assigned debt and 25% of interchange income established by Visa and MasterCard. The bank also shares 33% of annual fees paid to Elan and 30% of late payments paid to Elan. Also, account incentive fees of $20 per card are paid to the Bank for newly established accounts.

      At March 31, 2004, the Bank's approved credit card lines amounted to $39.9 million. The total outstanding amount at March 31, 2004 is $5.7 million.

      COMMERCIAL BUSINESS LOANS AND LEASES. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2004, commercial business loans amounted to $156.6 million, or 4.8%, of the Bank's total loans held for investment. The Bank's commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

      NET FEE INCOME FROM LENDING ACTIVITIES. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts are amortized as an adjustment to the related loan's yield.

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

      The Bank's general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% or less of the appraised value of the underlying property. At March 31, 2004, the Bank had approximately $8.8 million of loans that had loan-to-value ratios of greater Than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

      The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA, FHLB and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is reliant on a number of factors but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases. In periods of higher interest rates, customer demand for fixed-rate mortgages declines. The Bank's sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 90% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

      The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2004, the Bank was servicing $2.7 billion of loans for others.

      The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2004, approximately $67.6 million of mortgage loans were being serviced for the Bank by others.

      The following table shows the Bank's consolidated total loans originated, purchased, sold and repaid during the periods indicated.

                                                                          YEAR ENDED MARCH 31,
                                                        -------------------------------------------------------
                                                           2004                   2003                 2002
                                                        -------------------------------------------------------
                                                                            (In Thousands)
Gross loans receivable at beginning of year(1)          $ 3,009,610           $ 2,867,007           $ 2,571,984
Loans originated for investment:
   Single-family residential                                118,091                99,380                18,245
   Multi-family residential                                 146,336               168,882               188,077
   Commercial real estate                                   644,425               524,941               344,131
   Construction and land                                    563,012               420,231               362,507
   Consumer                                                 217,576               263,628               181,782
   Commercial business                                      261,841                72,199                67,390
                                                        -----------           -----------           -----------
     Total originations                                   1,951,281             1,549,261             1,162,132
                                                        -----------           -----------           -----------
Loans purchased for investment:
     Total originations and purchases                     1,951,281             1,549,261             1,162,132
Repayments                                               (1,588,739)           (1,279,077)             (896,007)
Transfers of loans to held for sale                         (40,259)             (124,115)                    -
                                                        -----------           -----------           -----------
        Net activity in loans held for
          investment                                        322,283               146,069               266,125
                                                        -----------           -----------           -----------
Loans originated for sale:
   Single-family residential                              1,418,781             1,757,299             1,097,655
Transfers of loans from held for investment                  40,259               124,115                     -
Sales of loans                                           (1,447,257)           (1,760,765)           (1,068,757)
Loans converted into mortgage-backed
   securities                                               (40,259)             (124,115)                    -
                                                        -----------           -----------           -----------
        Net activity in loans held for sale                 (28,476)               (3,466)               28,898
                                                        -----------           -----------           -----------
        Gross loans receivable at end of
          period                                        $ 3,303,417           $ 3,009,610           $ 2,867,007
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

      Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When property is acquired, it is carried at the lower of carrying amount or estimated fair value at the date of acquisition, with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value. Remaining gain or loss on the ultimate disposal of the property is included in non-interest income.

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

      The interest income that would have been recorded during fiscal 2004 if the Bank's non-accrual loans at the end of the period had been current in accordance with their terms during the period was $973,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2004 was $526,000.

      The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank's total loans held for investment at the dates indicated.

                                                      MARCH 31,
                      --------------------------------------------------------------------------
                              2004                       2003                       2002
                      --------------------------------------------------------------------------
                                     % OF                        % OF                     % OF
                                     TOTAL                       TOTAL                    TOTAL
 DAYS PAST DUE        BALANCE        LOANS       BALANCE         LOANS      BALANCE       LOANS
------------------------------------------------------------------------------------------------
                                          (Dollars in Thousands)
30 to 59 days         $ 4,887         0.16%      $10,083         0.34%      $17,647         0.63%
60 to 89 days          10,941         0.36         5,612         0.19         2,671         0.09
90 days and over       16,355         0.53        10,069         0.34         9,042         0.32
                      -------         ----       -------         ----       -------         ----
    Total             $32,183         1.05%      $25,764         0.87%      $29,360         1.04%
                      =======         ====       =======         ====       =======         ====

      There were five non-accrual loans with carrying values of $1.0 million or greater at March 31, 2004. For additional discussion of the Corporation's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition-Non-Performing Assets" in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8.

      NON-PERFORMING REAL ESTATE HELD FOR DEVELOPMENT AND SALE. At March 31, 2004, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. Non-performing real estate held for development and sale remained relatively constant during the fiscal year. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under "Subsidiaries - Investment Directions, Inc." and "- Nevada Investment Directions, Inc." and Note 17 to the Consolidated Financial Statements in Item 8.

      FORECLOSED PROPERTIES. At March 31, 2004, the Bank had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets increased $890,000 during the fiscal year. This increase was not attributable to any one specific loan.

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

      At March 31, 2004, there were $31.1 million of classified assets including non-performing assets plus other loans and assets, meeting the criteria for classification. The criteria for the classification of assets comes from information causing management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and would indicate that such loans have the potential to be included as non-accrual, past due, or impaired (as defined in SFAS No. 114), in the future periods. However, no loss is anticipated at this time.

      As of March 31, 2004, there were no loans classified as special mention, doubtful or loss. At March 31, 2003, substandard assets amounted to $25.1 million and no loans were classified as special mention, doubtful or loss. The increase of $6.0 million in classified assets was attributable to the addition of three commercial real estate loans and one commercial business loan which all have a carrying value greater than $1.0 million. These additions were partially offset by the removal of a commercial business loan with a carrying value greater than $1.0 million. These loans are discussed in Item 7. Management Discussion and Analysis under "Non-performing assets".

      ALLOWANCE FOR LOAN LOSSES. A provision for losses on loans and foreclosed properties is provided when a loss is probable and can be reasonably estimated. The allowance is established by charges against operations in the period in which those losses are identified.

      The Bank establishes the allowance based on current levels of components of the loan portfolio and the amount, type of its classified assets, and other factors. In addition, the Bank monitors and uses standards for the allowance that depends on the nature of the classification and loan location of the collateral property.

      Additional discussion on the allowance for loan losses at March 31, 2004 has been presented as part of the discussion under "Allowance for Loan and Foreclosure Losses" in Management's Discussion and Analysis, which is contained in Item 7.

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

      Securities not classified as held to maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. For the years ended March 31, 2004 and 2003, stockholders' equity decreased $1.5 million (net of deferred income tax receivable of $1.1 million), and increased $1.7 million (net of deferred income tax payable of $1.1 million), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ending March 31, 2004.

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

      The Corporation's policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to limitations on investment grade securities, the Corporation also invests in corporate stock and debt securities from time to time.

      The table below sets forth information regarding the amortized cost and fair values of the Corporation's investment securities at the dates indicated.

                                                                        MARCH 31,
                                       ----------------------------------------------------------------------------
                                                 2004                      2003                     2002
                                       ----------------------------------------------------------------------------
                                       AMORTIZED                 AMORTIZED                  AMORTIZED
                                         COST       FAIR VALUE     COST       FAIR VALUE      COST       FAIR VALUE
                                       ----------------------------------------------------------------------------
                                                                      (In Thousands)
Available For Sale:
    U.S. Government and federal
           agency obligations           $16,586      $16,586      $75,675      $ 75,823      $43,261      $43,442
    Mutual fund                           2,503        2,490        9,815         9,812       10,587       10,582
    Corporate stock and other             9,583       10,438       10,151        11,557       11,040       11,969
                                        -------      -------      -------      --------      -------      -------
                                         28,672       29,514       95,641        97,192       64,888       65,993

Held To Maturity:
    U.S. Government and federal
           agency obligations                 -            -        2,998         3,095        7,747        7,897
    Other securities                          -            -            -             -            -            -
                                        -------      -------      -------      --------      -------      -------
                                              -            -        2,998         3,095        7,747        7,897
                                        -------      -------      -------      --------      -------      -------

       Total investment securities      $28,672      $29,514      $98,639      $100,287      $72,635      $73,890
                                        =======      =======      =======      ========      =======      =======

      For additional information regarding the Corporation's investment securities, see the Corporation's Consolidated Financial Statements, including
Note 3 thereto included in Item 8.

MORTGAGE-RELATED SECURITIES

      The Corporation purchases mortgage-related securities to supplement loan production and to provide collateral for borrowings. The Corporation invests in mortgage-related securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA") backed by FHLMC, FNMA and GNMA mortgage-backed securities and also invests in non-agency CMO's.

      At March 31, 2004, the amortized cost of the Corporation's mortgage-related securities held to maturity amounted to $4.3 million, of which $2.2 million are five- and seven-year balloon securities, and $2.1 million are 10-, 15- and 30-year securities. Of the total held to maturity mortgage-related securities, $2.7 million, $1.6 million and $7,000 are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The adjustable-rate securities included in the above totals for March 31, 2004, are $94,000 and $307,000 for FNMA and FHLMC, respectively.

      The fair value of the Corporation's mortgage-related securities available for sale amounted to $220.9 million at March 31, 2004, of which $473,000 are five- and seven-year balloon securities, $220.4 million are 10-, 15- and 30-year securities and of all of those securities, $103.8 million are adjustable-rate securities. Of the total available for sale mortgage-related securities, $26.1 million, $90.0 million and $49.3 million are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. Of the total of available for sale mortgage-related securities, $55.5 million are corporate securities and therefore not insured by one of the three foregoing agencies. The adjustable-rate securities included in the above totals for March 31, 2004, are $181,000, $54.3 million, $46.6 million and $2.7 million for FNMA, FHLMC, GNMA and corporate, respectively.

      Mortgage-related securities increase the quality of the Corporation's assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2004, $139.5 million of the Corporation's mortgage-related securities available for sale and $4.4 million of the Corporation's mortgage-backed securities held to maturity were pledged to secure various obligations of the Corporation.

      The table below sets forth information regarding the amortized cost and fair values of the Corporation's mortgage-related securities at the dates indicated.

                                                                                 MARCH 31,
                                              ------------------------------------------------------------------------------
                                                       2004                        2003                       2002
                                              ------------------------------------------------------------------------------
                                              AMORTIZED                   AMORTIZED                  AMORTIZED
                                                COST       FAIR VALUE       COST       FAIR VALUE       COST       FAIR VALUE
                                              ------------------------------------------------------------------------------
                                                                               (In Thousands)
Available For Sale:
    Agency CMO/Remic's                        $ 38,592      $ 38,629      $ 44,929      $ 45,082      $ 33,231      $ 33,418
    Corporate CMO's                             54,298        55,518         8,808         9,072        18,369        18,874
    Mortgage-backed Securities                 124,945       126,771       127,116       131,597        91,139        93,001
                                              --------      --------      --------      --------      --------      --------
                                               217,835       220,918       180,853       185,751       142,739       145,293

Held To Maturity:
    Agency CMO/Remic's                              68            72         2,600         2,661         5,776         5,879
    Mortgage-backed Securities                   4,235         4,417        60,398        63,416       134,517       135,451
                                              --------      --------      --------      --------      --------      --------
                                              $  4,303      $  4,489      $ 62,998      $ 66,077      $140,293      $141,330
                                              --------      --------      --------      --------      --------      --------

       Total Mortgage Related Securities      $222,138      $225,407      $243,851      $251,828      $283,032      $286,623
                                              ========      ========      ========      ========      ========      ========

      Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation's mortgage-derivative securities are made up of collateralized mortgage obligations ("CMOs"), including CMOs which qualify as Real Estate Mortgage Investment Conduits ("REMICs") under the Internal Revenue Code of 1986, as amended ("Code"). At March 31, 2004, the Corporation's had $68,000 in mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $94.1 million at the same date.

      The following table sets forth the maturity and weighted average yield characteristics of the Corporation's mortgage-related securities at March 31, 2004, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

                                           ONE TO FIVE YEARS           FIVE TO TEN YEARS              OVER TEN YEARS
                                        ----------------------       ----------------------       ----------------------
                                                      WEIGHTED                     WEIGHTED                     WEIGHTED
                                                      AVERAGE                       AVERAGE                     AVERAGE
                                         BALANCE       YIELD         BALANCE        YIELD         BALANCE        YIELD       TOTAL
                                        --------      --------       --------      --------       --------      --------    --------
                                                                           (Dollars In Thousands)
Available for Sale:
    Mortgage-derivative securities      $     75          7.80%      $    625          4.74%      $ 93,447          4.23%   $ 94,147
    Mortgage-backed securities               482          4.86          9,524          4.80        116,765          4.62     126,771
                                        --------      --------       --------      --------       --------      --------    --------
                                             557          5.25         10,149          4.80        210,212          4.44     220,918
                                        --------      --------       --------      --------       --------      --------    --------

Held to Maturity:
    Mortgage-derivative securities            68          5.65              -             -              -             -          68
    Mortgage-backed securities             1,781          5.82          1,053          6.25          1,401          6.39       4,235
                                        --------      --------       --------      --------       --------      --------    --------
                                           1,849          5.81          1,053          6.25          1,401          6.39       4,303
                                        --------      --------       --------      --------       --------      --------    --------

Mortgage-related securities             $  2,406          5.68%      $ 11,202          4.94%      $211,613          4.46%   $225,221
                                        ========      ========       ========      ========       ========      ========    ========

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

      The Bank's deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank's liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2004, the Bank had $285.2 million in brokered deposits.

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

      The following table sets forth the amount and maturities of the Bank's certificates of deposit at March 31, 2004.

                                  OVER SIX        OVER       OVER TWO
                                   MONTHS       ONE YEAR       YEARS          OVER
                   SIX MONTHS     THROUGH       THROUGH       THROUGH         THREE
INTEREST RATE       AND LESS      ONE YEAR     TWO YEARS     THREE YEARS      YEARS           TOTAL
------------------------------------------------------------------------------------------------------
                                                    (In Thousands)
0.00% to 2.99%      $487,541      $234,592      $406,769      $ 32,188      $    3,091      $1,164,181
3.00% to 4.99%       171,224        41,265        21,008        28,567          77,395         339,459
5.00% to 6.99%        46,968        11,707        23,692        21,142          48,833         152,342
7.00% to 8.99%             -             -           136             -               -             136
Ledger PVA (1)             -             -             -             -               -           1,767
                    --------      --------      --------      --------      ----------      ----------
                    $705,733      $287,564      $451,605      $ 81,897      $  129,319      $1,657,885
                    ========      ========      ========      ========      ==========      ==========

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

      At March 31, 2004, the Bank had $216.5 million of certificates greater than or equal to $100,000, of which $26.4 million are scheduled to mature in seven through twelve months and $65.7 million in over twelve months.

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

      From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2004 but may do so in the future.

      The Corporation has a short-term line of credit used in part to fund IDI's partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2004. See Note 9 to the Corporation's Consolidated Financial Statements in Item 8 for more information on borrowings.

      The following table sets forth the outstanding balances and weighted average interest rates for the Corporation's borrowings (short-term and long-term) at the dates indicated.

                                                               MARCH 31,
                           --------------------------------------------------------------------------------
                                    2004                          2003                        2002
                           --------------------------------------------------------------------------------
                                           WEIGHTED                     WEIGHTED                    WEIGHTED
                                           AVERAGE                      AVERAGE                     AVERAGE
                            BALANCE         RATE        BALANCE           RATE       BALANCE          RATE
                           --------------------------------------------------------------------------------
                                                          (Dollars In Thousands)
FHLB advances              $755,328          3.56%      $554,268          4.33%      $569,500          4.78%
Repurchase agreements             -          0.00              -          0.00              -          0.00
Other loans payable          76,231          3.11         41,548          2.78         52,090          3.62

      The following table sets forth information relating to the Corporation's short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

                                              MARCH 31,
                                ------------------------------------
                                  2004          2003          2002
                                ------------------------------------
                                          (In Thousands)
Maximum month-end balance:
    FHLB advances               $192,500      $188,900      $431,296
    Repurchase agreements              -             -        32,101
    Other loans payable           76,231        52,695        52,174
Average balance:
    FHLB advances                141,283       145,342       228,523
    Repurchase agreements              -             -         8,233
    Other loans payable           53,083        42,325        46,743

SUBSIDIARIES

      INVESTMENT DIRECTIONS, INC. IDI is a wholly owned non-banking subsidiary of the Corporation that has invested in various limited partnerships (see Davsha and Oakmont partnerships below) and subsidiaries funded by borrowings from the Corporation. Because the Corporation has made substantially all of the initial capital investment in these partnerships and as a result bears substantially all the risks of ownership of these partnerships, such partnerships have been deemed variable interest entities ("VIE's") subject to the consolidation requirements of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The application of FIN 46 results in the consolidation of assets, liabilities, income and expense of the partnerships into Corporation's financial statements. The portion of ownership and income that belongs to the other partner is reflected as minority interest so there is no effect on net income or shareholder's equity. See Item 8, Variable Interest Entities for a detailed discussion of the financial statement effects of FIN 46. The Corporation's investment in IDI at March 31, 2004 amounted to $4.2 million as compared to $2.2 million at March 31, 2003. IDI had total assets of $40.4 million at March 31, 2004 and a net income of $2.5 million for fiscal 2004. This compares to total assets of $40.9 million and a net loss of $600,000 for the prior year ended March 31, 2003. The increase of $3.1 million in net income of IDI is largely attributable to a $2.1 million increase in home sales from the real estate development partnerships as well as the gain on sale of the one of IDI's partnerships, Seville, of $2.3 million.

      NEVADA INVESTMENT DIRECTIONS, INC. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. IDI's investment in NIDI at March 31, 2004 amounted to

$480,000 and $4.3 million for the prior fiscal year. For the year ended March 31, 2004, NIDI had total assets of $490,000 and a net loss of $310,000. This compares to total assets of $4.5 million and a net loss of $220,000 for the prior year ended March 31, 2003. Oakmont invests in a VIE, Chandler Creek, which is subject to FIN 46 treatment. See Oakmont, below for a discussion of the effects of FIN 46 on the financial statements of Oakmont as well as a discussion of VIE's in Item 8.

      S&D INDIAN PALMS, LTD. Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha who in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to outside parties. As a result of these land sales, Indian Palms had a deferred gain of $3.8 million as of March 31, 2004 which compares to $820,000 as of March 31, 2003. IDI's investment in Indian Palms at March 31, 2004 amounted to $17.3 million. IDI's investment in Indian Palms at March 31, 2003 amounted to $21.3 million. For the year ended March 31, 2004, Indian Palms had total assets of $24.3 million and a net loss of $800,000. This compares to total assets of $25.5 million and a net loss of $990,000 for the year ended March 31, 2003. As of March 31, 2004, Indian Palms had repaid a loan of $3.2 million from another bank, which had been secured by the land and had been outstanding at March 31, 2003.

      CALIFORNIA INVESTMENT DIRECTIONS, INC. CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. IDI's investment in CIDI at March 31, 2004 amounted to $1.7 million compared to an investment in CIDI at March 31, 2003 of $340,000. For the year ended March 31, 2004, CIDI had total assets of $1.8 million and net income of $410,000. This compares to total assets of $450,000 and net income of $100,000 for the year ended March 31, 2003. Davsha and its subsidiaries invest in VIE's which are subject to FIN 46 treatment. See Davsha and its subsidiaries below for a discussion of the effects of FIN 46 on the financial statements of Davsha and its subsidiaries as well as a discussion of VIE's in Item 8.

      OAKMONT. Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The office park consists of four office warehouse buildings totaling 163,000 square feet and vacant land of approximately 135 acres. The project is currently 62% leased, with one building being fully leased and marketed for sale. Because Oakmont made substantially all of the initial capital investment in Chandler Creek and bears substantially all the risks of ownership, the assets, liabilities, income and expense of that partnership were consolidated with the financial statements of Oakmont, per FIN 46. The consolidation of partnership assets into the financial statements of Oakmont resulted in the addition $8.7 million of partnership improvements, $7.0 million of partnership land, $280,000 of partnership construction in progress and $170,000 of other assets for a total addition of $16.1 million in assets. This was offset by the addition of $7.3 million of partnership borrowings and $160,000 of other partnership liabilities as well as the addition of minority interest (the partnership's ownership interest) of $3.7 million. At March 31, 2004, Oakmont's investment in Chandler Creek was $4.3 million and Oakmont had extended loans of $1.9 million to the unrelated partner in Chandler Creek. This compares to a carrying value of $2.6 million and a loan to the unrelated partner of $3.6 million for the prior year ended March 31, 2003. For the year ended March 31, 2004, Oakmont had total assets of $18.1 million and a net loss of $620,000. This compares to total assets of $6.3 million and a net loss of $560,000 at March 31, 2003. As of March 31, 2004, Oakmont had drawn $7.3 million in outside borrowings. IDI guarantees up to $8.4 million in borrowings for Oakmont. This amount of outside borrowings was the same as of March 31, 2003.

      DAVSHA, LLC. Davsha is a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California where it purchased land from Indian Palms and develops residential housing for sale. For the year ended March 31, 2004, Davsha had total assets of $17.2 million and net income of $3.5 million. This compares to total assets of $10.8 million and net income of $950,000 for the year ended March 31, 2003.

      Davsha has six wholly owned non-banking subsidiaries, Davsha II, Davsha III, Davsha IV, Davsha V and Davsha VI and Davsha VII. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Since each of the six Davsha subsidiaries exercise significant influence over the operations of their respective partnerships, the assets, liabilities, income and expense were consolidated with the financial statements of each of the respective Davsha's, per FIN 46. The consolidation of partnership assets into the financial statements of Davsha's are detailed below under each respective Davsha subsidiary. IDI guarantees up to $31.8 million in outside borrowings for Davsha but as of March 31, 2004, Davsha had no outside borrowings. This compares to $1.0 million of outside borrowings at March 31, 2003.

      DAVSHA II, LLC. Davsha II is a wholly owned non-banking subsidiary of Davsha formed in April 2000. Davsha II was organized in the state of California. Davsha II is a limited partner in Paragon Indian Palms Associates ("Paragon"), a partnership formed in February 2000, to develop residential housing. Davsha's investment in Davsha II at March 31, 2004, amounted to $1.6 million as compared to $700,000 at March 31, 2003. For the year ended March 31, 2004, Davsha II had total assets of $6.6 million and net income of $730,000 as compared to total assets of $1.5 million and net income of $490,000 for the year ended March 31, 2003. The consolidation of partnership assets into the financial statements of Davsha II resulted in the addition of $5.3 million of construction in progress and $450,000 of partnership cash for a total addition of $5.7 million in partnership assets. This was offset by the addition of $3.1 million of partnership borrowings and $401,000 of other partnership liabilities as well as the addition of minority interest (the partnership's ownership interest) of $811,000. As of March 31, 2004, its partnership, Paragon, had drawn $3.1 million in outside borrowings of the $5.1 million guaranteed by IDI. This compares to a principal balance of $2.0 million at March 31, 2003.

      DAVSHA III, LLC. Davsha III is a wholly owned non-banking subsidiary of Davsha formed in February 2001. Davsha III was organized in the state of California and is a limited partner in Indian Palms 147, LLC, a partnership formed in February 2001 to develop residential housing. Davsha's investment in Davsha III at March 31, 2004 amounted to $3.7 million as compared to $940,000 for the year ended March 31, 2003. Davsha III had total assets of $6.0 million and net income of $1.6 million as compared to total assets of $5.6 million and net income of $920,000 for the year ended March 31, 2003. The consolidation of partnership assets into the financial statements of Davsha III resulted in the addition of $4.9 million of construction in progress and $996,000 of other partnership assets for a total addition of $5.9 million in partnership assets. This was offset by the addition of $1.7 million of partnership borrowings and $595,000 of other partnership liabilities as well as the addition of minority interest (the partnership's ownership interest) of $1.2 million. As of March 31, 2004, Indian Palms 147 had drawn $1.7 million in outside borrowings of the $8.5 million guaranteed by IDI. This compares to a principal balance of $2.7 million at March 31, 2003.

      DAVSHA IV, LLC. Davsha IV is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha IV was organized in the state of California and is a limited partner in DH Indian Palms I, LLC., a partnership formed in July 2001 to develop residential housing. Davsha's investment in Davsha IV at March 31, 2004 and 2003 amounted to $2.1 million and $1.6 million, respectively. For the year ended March 31, 2004, Davsha IV had total assets of $6.2 million and net income of $904,000. This compares to total assets of $420,000 and net income of $220,000 for the year ended March 31, 2003. The consolidation of partnership assets into the financial statements of Davsha IV resulted in the addition of $5.3 million of construction in progress, $675,000 of partnership cash and $84,000 of other partnership assets for a total addition of $6.1 million in partnership assets. This was offset by the addition of $3.3 million of partnership borrowings and $687,000 of other partnership liabilities as well as the addition of minority interest (the partnership's ownership interest) of $380,000. DH Indian Palms I had drawn $3.3 million in outside borrowings of the $20.1 million guaranteed by IDI at March 31, 2004. This compares to a principal balance of $1.7 million at March 31, 2003.

      DAVSHA V, LLC. Davsha V is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha V was organized in the state of California and is a limited partner in Villa Santa Rosa, LLC, a partnership formed in July 2002 to develop residential housing. Davsha's investment in Davsha V at March 31, 2004 amounted to $3.0 million as compared to $1.2 million at March 31, 2003. For the year ended March 31, 2004, Davsha V had total assets of $12.3 million and net income of $570,000 as compared to total assets of $470,000 and a net loss of $1,000 at March 31, 2003. The consolidation of partnership assets into the financial statements of Davsha V resulted in the addition of $11.7 million of construction in progress and $108,000 of other partnership assets for a total addition of $11.8 million in partnership assets. This was offset by the addition of $5.5 million of partnership borrowings and $435,000 of other partnership liabilities as well as the addition of minority interest (the partnership's ownership interest) of $461,000. Villa Santa Rosa had drawn $5.5 million in outside borrowings of the $12.5 million guaranteed by IDI at March 31, 2004 as compared to a principal balance of $3.3 million at March 31, 2003.

      DAVSHA VI, LLC. Davsha VI is a wholly owned non-banking subsidiary of Davsha formed in July 2001. Davsha VI was organized in the state of California and is a limited partner in Bellasara, LLC, a partnership formed in July 2002 to develop residential housing. Davsha's investment in Davsha VI at March 31, 2004 amounted to $1.8 million as compared to $520,000 at March 31, 2003. For the year ended March 31, 2004, Davsha VI had total assets of $7.7 million and net income of $345,000 as compared to total assets of $(290,000) and a net loss of $1,000 for March 31, 2003. The consolidation of partnership assets into the financial statements of Davsha VI resulted in the addition of $7.7 million of construction in progress for a total addition of $7.7 million in partnership assets. This was offset by the addition of $4.7 million of partnership borrowings and $462,000 of other partnership liabilities as well as the addition of minority interest (the partnership's ownership interest) of $184,000. Bellasara had drawn $4.7 million in outside borrowings of the total of $12.7 guaranteed by IDI at March 31, 2004 as compared to a principal balance of $2.6 million at March 31, 2003.

      DAVSHA VII, LLC. Davsha VII is a wholly owned non-banking subsidiary of Davsha formed in September, 2003. Davsha VII was organized in the state of California and is a limited partner in La Vista Grande 121, LLC, a partnership formed in June 2003 to develop residential housing. Davsha's investment in Davsha VII at March 31, 2004 amounted to $(7,000). For the year ended March 31, 2004, Davsha VII had total assets of $2.2 million and a net loss of $7,000. IDI guaranteed $4.5 million on behalf of La Vista Grande, however as of March 31, 2004, La Vista Grande had not drawn on its outside borrowings. It is anticipated that development activities will commence in fiscal 2005, at which time, the construction in progress, other partnership assets, partnership borrowings, other partnership liabilities, and minority interest in equity and income of the partnership, created from this activity, will be consolidated in accordance with FIN 46.

      Together, IDI, NIDI, CIDI, Indian Palms, Davsha, Davsha II, Davsha III, Davsha IV, Davsha V, Davsha VI, Davsha VII and Oakmont represent the real estate investment segment of the Corporation's business. At March 31, 2004, the majority of this segment is categorized as real estate held for development and sale on the Corporation's consolidated financial statements. Net of non-performing real estate held for development and sale of $2.4 million, the segment has $80.1 million of total assets consisting of construction in progress, vacant land, improvements, other partnership assets and partnership cash as well as the net investment in wholly-owned real estate investment subsidiaries of $39.7 million. Other partnership assets are reported in other assets and partnership cash is reported in cash. Reported in other borrowings are partnership borrowings of $23.0 million and reported in other liabilities are partnership liabilities of $5.2 million. Minority interest of the partnerships is reported as a mezzanine item below liabilities and above stockholders' equity. The components of income from operations of the real estate investment subsidiaries that are consolidated in accordance with FIN 46 are reported in real estate investment partnership revenue, real estate investment partnership cost of sales, other expenses from real estate partnership operations, and minority interest in net income of real estate partnership operations. Net income of IDI's wholly owned subsidiary, Indian Palms (which is not subject to FIN 46 treatment) is reported in other revenue (expense) from real estate operations. At March 31, 2003, the Corporation had a specific reserve of $650,000 that had been established for probable and reasonably estimatable declines in the property value of the golf course land at the Indian Palms subsidiary's golf course operation. It was determined during the fiscal year that this reserve was no longer necessary and it was taken back into income. Therefore, as of March 31, 2004, there are no specific reserves for the real estate investment segment. For further discussion of the real estate held for development and sale segment, see Note 17 to the Corporation's Consolidated Financial Statements in Item 8.

      During the fiscal year ended March 31, 2004, IDI sold its investment in a Tampa, Florida project that included an interest in a golf operation and residential lots for a gain of $2.3 million. IDI's investment in the project was $4.3 million at March 31, 2003. The project had reported net income of $9,000 for the year ended March 31, 2003 and had a deferred gain of $810,000 for the same period, which was realized in the sale. As a part of the sale of this project, the buyers borrowed $4.5 million from IDI. The principal balance of this commercial loan was $3.1 million at March 31, 2004.

      The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2004, IDI had extended $17.7 million to Indian Palms, $7.4 million to Davsha, $559,000 to CIDI and $2.3 million to Oakmont as compared to $19.3 million to Indian Palms, $6.0 million to Davsha, $390,000 to Davsha II, $720,000 to Davsha III, $190,000 to CIDI and $1.8 million to Oakmont at March 31, 2003. These amounts are eliminated in consolidation.

      During fiscal 2004, IDI invested in a heavy industrial battery charger manufacturer, Power Designers, Inc., that had commercial loans with the Bank in the amount of $479,000. The notes were written off at the Bank level and IDI restructured the borrowing into an investment which represented IDI's initial investment in Power Designers. The level of borrowings determines the ownership interest in Power Designers, Inc. such that, for every $25,000 advanced under the line of credit, IDI gains an additional .455% of ownership interest up to a maximum ownership level of 58.0%. As of March 31, 2004, IDI had extended lines of credit of $800,000, of a maximum line of credit of $1.6 million, to Power Designers for operations and production which resulted in an ownership interest of 44.0% of Power Designers by IDI.

      At March 31, 2004, the Corporation had extended $34.5 million to IDI to fund various partnership and subsidiary investments. This represents an increase of $500,000 from borrowings of $34.0 million at March 31, 2003. These amounts are eliminated in consolidation.

      At March 31, 2004, the Corporation had extended $2,000 to NIDI to fund various partnership investments. NIDI had borrowings from the Corporation of $140,000 as of March 31, 2003. These amounts are eliminated in consolidation.

         ANCHOR INVESTMENT SERVICES, INC. AIS is a wholly owned subsidiary of the Bank that offers fixed and variable annuities as well as mutual funds to its customers and members of the general public. AIS also processes stock and bond trades and provides credit life and disability insurance services to the Bank's consumer and mortgage loan customers as well as some group and individual coverage. For the year ended March 31, 2004, AIS had net income of $31,000 as compared to a net loss of $70,000 for the year ended March 31, 2003. The Bank's investment in AIS amounted to $95,000 at March 31, 2004 as compared to $60,000 at March 31, 2003.

      ADPC CORPORATION. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank's foreclosed properties. The Bank's investment in ADPC at March 31, 2004 amounted to $425,000 as compared to $350,000 at March 31, 2003. ADPC had net income of $75,000 for the year ended March 31, 2004 as compared to net income of $5,000 for the year ended March 31, 2003.

      ANCHOR INVESTMENT CORPORATION. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank's investment portfolio (primarily mortgage-backed securities). The Bank also sells commercial real estate and multi-family loans to AIC in the form of loan participations with the Bank retaining servicing and charging a servicing fee of .125%. As an operating subsidiary, AIC's results of operations are combined with the Bank's for financial and regulatory purposes. The Bank's investment in AIC amounted to $647.1 million at March 31, 2004 as compared to $720.0 million at March 31, 2003. AIC had net income of $19.2 million for the year ended March 31, 2004 as compared to $23.9 million for the year ended March 31, 2003. The Bank had outstanding notes to AIC of $151.0 million with a weighted average rate of 4.00% as of March 31, 2004 as compared to $151.0 million at March 31, 2003, with a weighted average rate of 4.39% with maturities during the next six months of fiscal 2004. See Note 14, Commitments and Contingent Liabilities for further discussion of state tax audits and proposed tax law changes and their effect on the Corporation and AIC.

EMPLOYEES

      The Corporation had 784 full-time employees and 172 part-time employees at March 31, 2004. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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

GENERAL

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

      Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), certain mortgage servicing rights and certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments, adjusted for unrealized gains and losses on certain available-for-sale securities.

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

      The OTS rules regarding capital distributions define the term "capital distribution" as a distribution of cash or other property to a savings association's owners, made on account of their ownership. The definition specifically excludes dividends consisting only of a savings association's shares or rights to purchase shares, and payments that a mutual savings association is required to make under the terms of a deposit instrument.

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

      A final category of capital distribution under the revised OTS rules is any other distribution charged against a savings association's capital accounts if the savings association would not be well capitalized following the distribution. As such, the revised capital distribution rules of the OTS do not apply to capital distributions by wholly owned operating subsidiaries of savings associations. This is true because generally, for reporting purposes, the accounts of a wholly-owned subsidiary are consolidated with those of the parent savings association and any distributions by such subsidiary would not affect the capital levels of the parent savings association.

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

      LIQUIDITY. In December 2000, legislation was enacted that removed the provision that authorized the Director of the OTS to establish a liquidity requirement of any amount within the range of 4% to 10% of a savings association's average daily balance of net withdrawable deposits plus short-term borrowings depending upon economic conditions and the deposit flows of member institutions. In revising the OTS Regulations to conform with the recent legislation, the OTS removed the specific liquidity requirement but adopted a rule that requires each savings association and service corporation to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2004, the Bank believes that it was in compliance with these liquidity requirements. The Bank's liquidity ratio was 5.60% at March 31, 2004.

      FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. At March 31, 2004, the Bank was in compliance with these requirements. The OTS has permitted these reserves to be used to satisfy liquidity requirements. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the institution's interest-earning assets.

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

      FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Chicago, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. The FHLBs provide a central credit facility for member savings institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

      As a member, the Bank is required to own shares of capital stock in the FHLB of Chicago in an amount equal to the greatest of $500, 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 20% of its outstanding advances. The FHLB of Chicago also imposes various limitations on advances made to member banks, which limitations relate to the amount and type of collateral, the amount of advances and other items. At March 31, 2004, the Bank owned $87.3 million in FHLB stock, which is in compliance with this requirement. The Bank received dividends on its FHLB stock for fiscal 2004 of $5.6 million as compared to $3.2 million for fiscal 2003.

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

      UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

                                             Total Capital to                Tier I Capital to          Tier I Capital to
            Category                       Risk Weighted Assets            Risk Weighted Assets          to Total Assets
---------------------------------     --------------------------------     ----------------------   --------------------------
Well capitalized                                 > or = 10%                      > or = 6%                  > or = 5%
Adequately capitalized                           > or =  8%                      > or = 4%                  > or = 4%*
Under capitalized                                <       8%                      <      4%                  <      4%*
Significantly undercapitalized                   <       6%                      <      3%                  <      3%
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

      SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It generally established a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Certain of the new legislation's more significant reforms are noted below.

   - The new legislation created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review. The new board will be funded by mandatory fees paid by all public companies. The new legislation also improves the Financial Accounting Standards Board, giving it full financial independence from the accounting industry.

   - The new legislation strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients.

   - The new legislation heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies. Among other things, the new legislation provides for a strong public company audit committee that will be directly responsible for the appointment, compensation and oversight of the work of the public company auditors.

   - The new legislation contained a number of provisions to deter wrongdoing. CEOs and CFOs will have to certify that company financial statements fairly present the company's financial condition. If a misleading financial statement later resulted in a restatement, the CEO and CFO must forfeit and return to the company any bonus, stock or stock option compensation received in the twelve months following the misleading financial report. The new legislation also prohibits any company officer or director from attempting to mislead or coerce an auditor. Among other reforms, the new legislation empowers the SEC to bar certain persons from serving as officers or directors of a public company; prohibits insider trades during pension fund "blackout periods;" directs the SEC to adopt rules requiring attorneys to report securities law violations; and requires that civil penalties imposed by the SEC go into a disgorgement fund to benefit harmed investors.

   - The new legislation imposed a range of new corporate disclosure requirements. Among other things, the new legislation requires public companies to report all off-balance-sheet transactions and conflicts, as well as to present any pro forma disclosures in a way that is not misleading and in accordance with requirements to be established by the SEC. The new legislation also accelerated the required reporting of insider transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether or not they have adopted an ethics code for senior financial officers, and, if not, why not, and whether the audit committee includes at least one "financial expert," a term which is to be defined by the SEC in accordance with specified requirements. The new legislation also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.

   - The new legislation contained provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts.

   - Finally, the new legislation imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extends the period during which certain types of lawsuits can be brought against a company or its insiders

                                    TAXATION

FEDERAL

      The Corporation files a consolidated federal income tax return on behalf of itself, the Bank and its subsidiaries on a fiscal tax year basis.

      The Small Business Job Protection Act of 1996 (the "Job Protection Act") repealed the "reserve method" of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as the Bank are now required to use the "specific charge-off method." The Job Protection Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on the Bank's financial condition or results of operations. As of March 31, 2004, the Bank's bad debt reserves for tax purposes totaled approximately $46.1 million. (See Note 12 to the Consolidated Financial Statements for additional discussion).

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

STATE

      Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation's consolidated income tax group except AIC and NIDI, both located in Nevada. Presently, the income of AIC and NIDI are only subject to taxation in Nevada, which currently does not impose a corporate income or franchise tax. See Note 14, Commitments and Contingent Liabilities for further discussion of state tax audits and proposed tax law changes and their effect on the Corporation.

ITEM 2. PROPERTIES

      At March 31, 2004, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 56 other full-service offices and two lending only offices. The Bank owns 40 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 16 full-service offices. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2004 and 2029. The aggregate net book value at March 31, 2004 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $23.6 million. See Note 7 to the Corporation's Consolidated Financial Statements, included as Item 8, for information regarding the premises and equipment.

ITEM 3. LEGAL PROCEEDINGS

      The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year ended March 31, 2004, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

      The Corporation's Common Stock is traded on the Nasdaq Stock Market, National Market. The trading symbol is "ABCW ". As of March 31, 2004, there were approximately 3,000 stockholders of record. That number does not include stockholders holding their stock in street name or nominee's name.

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

QUARTERLY STOCK PRICE AND DIVIDEND INFORMATION

      The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2004 and 2003.

                                           CASH
 QUARTER ENDED        HIGH       LOW     DIVIDEND
------------------   -------   -------   --------
March 31, 2004       $27.100   $24.650   $  0.110
December 31, 2003     26.120    23.380      0.110
September 30, 2003    26.390    22.700      0.110
June 30, 2003         24.700    21.750      0.100

March 31, 2003       $22.890   $20.660   $  0.100
December 31, 2002     21.510    19.240      0.090
September 30, 2002    23.830    16.890      0.090
June 30, 2002         23.690    19.490      0.083

      For information regarding restrictions on the payments of dividends by the Bank, see "Item 1. Business -- Regulation -- Limitations on Dividends and Other Capital Distributions" in this report.

REPURCHASES OF COMMON STOCK

     The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any "affiliated purchaser," as defined in Sections 240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation's Common Stock during the indicated periods. For the period shown, there were no open-market purchases and the total shares purchased were all considered affiliated purchases.

                                                                      TOTAL NUMBER OF
                                                                    SHARES PURCHASED AS          MAXIMUM NUMBER OF
                               TOTAL NUMBER         AVERAGE          PART OF PUBLICLY         SHARES THAT MAY YET BE
                                 OF SHARES         PRICE PAID       ANNOUNCED PLANS OR         PURCHASED UNDER THE
       PERIOD                  PURCHASED (2)       PER SHARE             PROGRAMS             PLANS OR PROGRAMS (1)
---------------------          -------------       ----------       -------------------       ----------------------
January 1 - 31, 2004               5,260           $    25.51                -                        960,650

February 1 - 29, 2004              1,242                26.27                -                        960,650

March 1 - 31, 2004                 1,983                25.05                -                        960,650
                                   -----           ----------               ---                       -------
                                   8,485           $    25.51                -                        960,650
                                   -----           ----------               ---                       -------

      (1) ON OCTOBER 28, 2003, THE CORPORATION ANNOUNCED A REPURCHASE PLAN TO REPURCHASE UP TO 1.2 MILLION SHARES OF STOCK. THIS REPURCHASE PLAN EXPIRES OCTOBER 28, 2004. THERE ARE NO REPURCHASE PLANS THAT HAVE EXPIRED DURING THE PERIOD ENDED MARCH 31, 2004 AND NO PLANS THAT HAVE BEEN TERMINATED PRIOR TO THEIR EXPIRATION FOR THE SAME PERIOD.

      (2) THESE PURCHASES WERE CONSIDERED PRIVATE PURCHASES IN CONNECTION WITH THE EXERCISE OF STOCK OPTIONS.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

                                                                   AT OR FOR YEAR ENDED MARCH 31,
                                      ----------------------------------------------------------------------------------
                                           2004              2003             2002             2001              2000
                                      --------------     -----------      -----------      -----------       -----------
                                                              (Dollars In Thousands, Except Per Share Data)
Earnings per share:
Basic                                 $         2.07     $      2.06      $      1.59      $      1.19       $      0.80
Diluted                                         2.02            2.02             1.55             1.16              0.78

Interest income                              190,262         209,605          225,701          228,647           202,594
Interest expense                              79,907          92,856          128,454          148,096           119,393
Net interest income                          110,355         116,749           97,247           80,551            83,201
Provision for loan losses                      1,950           1,800            2,485              945             1,306
Non-interest income                           82,076          32,753           21,615           13,503            14,390
Non-interest expenses                        113,641          68,004           59,531           51,450            61,187
Income taxes                                  29,471          30,135           20,479           14,682            15,596
Net income                                    47,369          49,563           36,367           26,977            19,502

Total assets                               3,810,386       3,538,621        3,507,076        3,127,474         2,911,152
Investment securities                         29,514         100,190           73,740           56,129            86,206
Mortgage-related securities                  225,221         248,749          285,586          379,159           300,519
Loans receivable held for
 investment, net                           3,066,812       2,770,988        2,627,248        2,414,976         2,302,721
Deposits                                   2,602,954       2,574,188        2,553,987        2,119,320         1,897,369
Notes payable to FHLB                        755,328         554,268          569,500          669,896           649,046
Other borrowings                              76,231          41,548           52,090           70,702           107,813
Stockholders' equity                         301,548         293,004          277,512          219,612           217,215
Shares outstanding                        22,954,535      23,942,858       24,950,258       22,814,923        24,088,147
Book value per share
 at end of period                     $        13.14     $     12.24      $     11.12      $      9.63       $      9.02
Dividends paid per share                        0.43            0.36             0.32             0.30              0.25
Dividend payout ratio                          20.77%          17.60%           20.28%           24.79%            31.25%
Yield on earning assets                         5.53            6.36             7.15             7.89              7.56
Cost of funds                                   2.43            2.94             4.29             5.31              4.79
Interest rate spread                            3.10            3.42             2.86             2.58              2.77
Net interest margin                             3.21            3.54             3.08             2.78              3.10
Return on average assets                        1.30            1.42             1.11             0.88              0.71
Return on average equity                       15.82           17.06            14.89            12.48              8.92
Average equity to average assets                8.23            8.30             7.45             7.09              7.97

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

                              RESULTS OF OPERATIONS

                Comparison of Years Ended March 31, 2004 and 2003

      GENERAL. Net income decreased $2.2 million to $47.4 million in fiscal 2004 from $49.6 million in fiscal 2003. The primary component of this decrease in earnings for fiscal 2004, as compared to fiscal 2003, was a decrease of $6.4 million in net interest income after the provision for loan losses. In addition, non-interest expense increased $45.6 million. Exclusive of the effects of the implementation of FIN 46, non-interest income increased $5.5 million. These decreases were partially offset by an increase in non-interest income of $49.3 million and a decrease in tax expense of $660,000. Exclusive of the effects of the implementation of FIN 46, non-interest expense increased $1.8 million. The returns on average assets and average stockholders' equity for fiscal 2004 were 1.30% and 15.82%, respectively, as compared to 1.42% and 17.06%, respectively, for fiscal 2003.

      NET INTEREST INCOME. Net interest income decreased by $6.4 million during fiscal 2004 due to a smaller increase in the volume of interest-earning assets compared to the increase in the volume of interest-bearing liabilities coupled with a greater decrease in the rates of interest-earning assets as compared to the decrease in the rates of interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.44 billion and $3.29 billion in fiscal 2004, respectively, from $3.29 billion and $3.15 billion, respectively, in fiscal 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 1.05% in fiscal 2004 from 1.04% in fiscal 2003. The average yield on interest-earning assets (5.53% in fiscal 2004 versus 6.36% in fiscal 2003) decreased, as did the average cost on interest-bearing liabilities (2.43% in fiscal 2004 versus 2.94% in fiscal 2003). The net interest margin decreased to 3.21% in fiscal 2004 from 3.54% in fiscal 2003 and the interest rate spread decreased to 3.10% from 3.42% in fiscal 2004 and 2003, respectively. The decrease in the net interest margin is reflective of a decrease in the cost of funds, offset by a larger decrease in yields on loans as interest rates continue to decrease. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the decrease of $6.4 million in net interest income stemmed from net rate/volume decreases in interest earning assets of $19.3 million which were greater than net rate/volume decreases of interest bearing liabilities of $12.9 million.

      PROVISION FOR LOAN LOSSES. Provision for loan losses increased $150,000 from $1.8 million in fiscal 2003 to $2.0 million in fiscal 2004 based on management's ongoing evaluation of asset quality. Although there was a decrease in net charge-offs of $170,000 in fiscal 2004, primarily due to increased mortgage and commercial business loan recoveries and decreased mortgage loan charge-offs, there was an increase in non-accrual loans, particularly in commercial real estate loans. The Corporation's allowance for loan losses decreased $1.1 million from $29.7 million at March 31, 2003 to $28.6 million at March 31, 2004. This amount represented .87% of total loans at March 31, 2004, as compared to 1.00% of total loans at March 31, 2003. For further discussion of the allowance for loan losses, see "Financial Condition--Allowance for Loan and Foreclosure Losses."

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

      NON-INTEREST INCOME. Non-interest income increased $49.3 million to $82.1 million for fiscal 2004 compared to $32.8 million for fiscal 2003 primarily due to the addition of real estate investment partnership revenue of $49.7 million for fiscal 2004 as a result of the implementation of FIN 46 during the period. Exclusive of the effects of FIN 46, non-interest income increased $5.5 million primarily as a result of the increase of loan servicing income of $3.2 million and the increase of net gain on sale of investments and mortgage related securities of $1.5 million for fiscal 2004. The gain on sale of securities was largely due to the sale of a group of mortgage-backed securities that were sold to reach their maximum profit potential in relation to the changing interest rate environment. The increase in loan servicing income was primarily due to an increase in fee income from sales in FHLB Mortgage Partnership Finance and a decrease in the amortization of OMSR's due to a decrease in loan sales in latter fiscal 2004. Service charges on deposits increased $890,000 essentially due to a growth in deposits and insurance commissions increased $500,000 due to increased sales for fiscal 2004. Partially offsetting these increases were decreases in other categories. Net gain on sale of loans decreased $5.4 million largely due to the increasing interest rate environment which resulted in significantly lower levels of refinancing activity. Loan refinance activity and the ability to recognize gains from the sale of fixed-rate loans is significantly dependent on decreasing interest rates and, as a result, there can be no assurance that the level of loan refinance activity and gains from the sale of loans recorded in prior periods can be sustained in future periods. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $880,000 and other revenue (expense) from real estate operations decreased $300,000.

      NON-INTEREST EXPENSE. Non-interest expense increased $45.6 million to $113.6 million for fiscal 2004 compared to $68.0 million for fiscal 2003 primarily due to the addition of REI partnership cost of sales of $29.9 million, other expenses from real estate partnership operations of $9.8 million and minority interest in income of real estate partnership operations of $4.1 million for fiscal 2004 as a result of the implementation of FIN 46 during the period. Exclusive of the effects of FIN 46, non-interest expense increased $1.8 million primarily due to the increase in compensation expense of $1.6 million. The increase in compensation expense was largely due to an increase in incentive compensation resulting from increased loan production earlier in the fiscal year. Occupancy expense increased $640,000 due to increased maintenance and repairs, increased leasehold rental, and increased depreciation. In addition, furniture and equipment expense increased $480,000 in fiscal 2004, primarily due to normal replacement costs and increased depreciation expense. These increases were partially offset by a decrease of $570,000 in data processing expense and a decrease of $440,000 in other non-interest expense in fiscal 2004.

      For more information on the effects of the implementation of FIN 46 on the consolidated operations of the Corporation, see Item 8. Note 1, Real Estate Held for Development and Sale and Variable Interest Entities.

      INCOME TAXES. Income tax expense decreased $2.9 million for fiscal 2004 as compared to fiscal 2003. The effective tax rate for fiscal 2004 was 38.35% as compared to 37.81% for fiscal 2003. See Note 12 to the Consolidated Financial Statements included in Item 8. See Note 14, Commitments and Contingent Liabilities for further discussion of state tax audits and proposed tax law changes and their effect on the Corporation.

                Comparison of Years Ended March 31, 2003 and 2002

S      GENERAL. Net income increased $13.2 million to $49.6 million in fiscal
2003 from $36.4 million in fiscal 2002. The primary component of this increase in earnings for fiscal 2003, as compared to fiscal 2002, was an increase of $20.2 million in net interest income after the provision for loan losses. In addition, non-interest income increased $11.1 million. These increases were partially offset by an increase in non-interest expense of $8.5 million and an increase in tax expense of $9.7 million. The returns on average assets and average stockholders' equity for fiscal 2003 were 1.42% and 17.06%, respectively, as compared to 1.11% and 14.89%, respectively, for fiscal 2002.

      NET INTEREST INCOME. Net interest income increased by $19.5 million during fiscal 2003 due to a larger increase in the volume of interest-earning assets compared to the volume of interest-bearing liabilities coupled with a greater decrease in the rates of interest-bearing liabilities as compared to the decrease in the rates of interest-earning assets. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.29 billion and $3.15 billion in fiscal 2003, respectively, from $3.16 billion and $3.00 billion, respectively, in fiscal 2002. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04% in fiscal 2003 from 1.05% in fiscal 2002. The average yield on interest-earning assets (6.36% in fiscal 2003 versus 7.15% in fiscal 2002) decreased, as did the average cost on interest-bearing liabilities (2.94% in fiscal 2003 versus 4.29% in fiscal 2002). The net interest margin increased to 3.54% in fiscal 2003 from 3.08% in fiscal 2002 and the interest rate spread increased to 3.42% from 2.86% in fiscal 2003 and 2003, respectively. The increase in the net interest margin is reflective of a decrease in the cost of funds, offset by a smaller decrease in yields on loans as interest rates decreased. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the increase of $19.5 million in net interest income stemmed from net rate/volume decreases in interest earning assets of $16.1 million which were less than net rate/volume decreases of interest bearing liabilities of $35.6 million.

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

                                                                       YEAR ENDED MARCH 31,
                              -----------------------------------------------------------------------------------------------------
                                               2004                                2003                            2002
                              ------------------------------------  -------------------------------  ------------------------------
                                                         AVERAGE                            AVERAGE                         AVERAGE
                                AVERAGE                   YIELD/      AVERAGE               YIELD/     AVERAGE               YIELD/
                                BALANCE       INTEREST     COST       BALANCE     INTEREST   COST      BALANCE    INTEREST   COST
                              -----------    ---------   ---------  -----------   --------  -------  -----------  --------  -------
                                                                      (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)            $ 2,301,716    $ 132,890        5.77% $ 2,127,064   $143,983     6.77% $ 2,056,080  $153,611     7.47%
Consumer loans                    522,374       32,150        6.15      458,939     32,727     7.13      448,974    36,189     8.06
Commercial business loans         142,640        7,791        5.46      129,068      8,136     6.30      104,539     7,072     6.76
                              -----------    ---------              -----------   --------           -----------  --------
 Total loans receivable (2)     2,966,730      172,831        5.83    2,715,071    184,848     6.81    2,609,593   196,872     7.54

Mortgage-related
 securities (1)                   205,253        9,260        4.51      289,854     16,768     5.78      326,803    20,428     6.25

Investment securities (1)         103,656        1,742        1.68       98,988      2,900     2.93       94,360     3,720     3.94
Interest-bearing deposits          80,544          845        1.05      129,628      1,854     1.43       82,035     2,089     2.55
Federal Home Loan Bank stock       84,544        5,584        6.60       60,202      3,235     5.37       44,483     2,593     5.83
                              -----------    ---------              -----------   --------           -----------  --------
 Total interest-earning
  assets                        3,440,727      190,262        5.53    3,293,743     209,60     6.36    3,157,274   225,701     7.15
Non-interest-earning assets       195,414                               204,828                          120,370
                              -----------                           -----------                      -----------
 Total assets                 $ 3,636,141                           $ 3,498,571                      $ 3,277,644
                              ===========                           ===========                      ===========
Interest-Bearing Liabilities
Demand deposits               $   756,667        3,266        0.43  $   758,476      6,347     0.84  $   685,761    11,929     1.74
Regular passbook savings          214,959          913        0.42      182,062      1,558     0.86      144,008     1,724     1.20
Certificates of deposit         1,625,525       49,661        3.06    1,606,256     57,934     3.61    1,490,312    79,510     5.34
                              -----------    ---------              -----------   --------           -----------  --------
 Total deposits                 2,597,151       53,840        2.07    2,546,794     65,839     2.59    2,320,080    93,163     4.02

Notes payable and other
borrowings                        681,744       25,903        3.80      593,657     26,655     4.49      661,513    34,796     5.26
Other                              11,524          164        1.42       12,776        362     2.83       13,334       495     3.71
                              -----------    ---------              -----------   --------           -----------  --------
 Total interest-bearing
  liabilities                   3,290,419       79,907        2.43    3,153,227     92,856     2.94    2,994,928   128,454     4.29
                                                            ------                --------     ----  -----------  --------     ----
Non-interest-bearing
  liabilities                      46,327                   54,862                                        38,511
                              -----------                   ------                                   -----------
 Total liabilities              3,336,746                             3,208,089                        3,033,439
Stockholders' equity              299,395                               290,482                          244,205
                              -----------                           -----------                      -----------
 Total liabilities and
 stockholders' equity         $ 3,636,141                           $ 3,498,571                      $ 3,277,644
                              ===========                           ===========                      ===========
 Net interest income/
 interest rate spread                        $ 110,355        3.10%               $116,749     3.42%              $ 97,247     2.86%
                                             =========      ======                ========     ====               ========     ====
 Net interest-earning assets  $   150,308                           $   140,516                      $   162,346
                              ===========                           ===========                      ===========
 Net interest margin                                          3.21%                            3.54%                           3.08%
                                                            ======                             ====                            ====
 Ratio of average
 interest-earning

 assets to average interest-
 bearing liabilities                 1.05                                  1.04                             1.05
                              ===========                           ===========                      ===========

------------
(1)   Includes amortized cost basis of assets held and available for sale.

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

]
                              RATE/VOLUME ANALYSIS

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

                                                      INCREASE (DECREASE) FOR THE YEAR ENDED MARCH 31,
                                    -----------------------------------------------------------------------------------
                                              2004 COMPARED TO 2003                     2003 COMPARED TO 2002
                                    -----------------------------------------------------------------------------------
                                                             RATE/                                   RATE/
                                       RATE      VOLUME     VOLUME     NET        RATE     VOLUME    VOLUME      NET
                                    ----------  --------  ---------  --------  ---------  --------  -------   ---------
                                                                   (In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (1)                  $  (21,180) $ 11,823  $  (1,739) $(11,095) $ (14,430) $  5,303  $  (498)  $  (9,625)
Consumer loans                          (4,482)    4,524       (619)     (577)    (4,172)      803      (93)     (3,462)
Commercial business loans               (1,087)      856       (114)     (345)      (482)    1,659     (113)      1,064
                                    ----------  --------  ---------  --------  ---------  --------  -------   ---------
 Total loans receivable                (26,749)   17,203     (2,472)  (12,017)   (19,084)    7,765     (704)    (12,023)
Mortgage-related securities (1)         (3,691)   (4,894)     1,077    (7,508)    (1,521)   (2,310)     172      (3,660)
Investment securities (1)               (1,236)      137        (58)   (1,158)      (955)      182      (47)       (820)
Interest-bearing deposits                 (494)     (702)       187    (1,009)      (916)    1,212     (531)       (235)
Federal Home Loan Bank stock               741     1,308        300     2,349       (203)      916      (72)        642
                                    ----------  --------  ---------  --------  ---------  --------  -------   ---------
 Total net change in income on
 interest-earning assets               (31,429)   13,052       (966)  (19,343)   (22,679)    7,765   (1,182)    (16,096)

INTEREST -BEARING LIABILITIES
Demand deposits                         (3,073)      (15)         7    (3,081)    (6,191)    1,265     (656)     (5,582)
Regular passbook savings                  (785)      282       (142)     (645)      (492)      456     (130)       (166)
Certificates of deposit                 (8,862)      695       (106)   (8,273)   (25,759)    6,186   (2,004)    (21,576)
                                    ----------  --------  ---------  --------  ---------  --------  -------   ---------
 Total deposits                        (12,720)      962       (241)  (11,999)   (32,442)    7,907   (2,790)    (27,324)
Notes payable and other borrowings      (4,099)    3,955       (608)     (752)    (5,094)   (3,569)     523      (8,141)
Other                                     (181)      (35)        18      (198)      (117)      (21)       5        (133)
                                    ----------  --------  ---------  --------  ---------  --------  -------   ---------
Total net change in expense on
 interest-bearing liabilities          (17,000)    4,882       (831)  (12,949)   (37,653)    4,317   (2,262)    (35,598)
                                    ----------  --------  ---------  --------  ---------  --------  -------   ---------
Net change in net interest income   $  (14,429) $  8,170  $    (135) $ (6,394) $  14,974  $  3,448  $ 1,080   $  19,502
                                    ==========  ========  =========  ========  =========  ========  =======   =========

--------------
(1)   Includes amortized cost basis of assets held and available for sale.

                               FINANCIAL CONDITION

      GENERAL. Total assets of the Corporation increased $271.8 million, or 7.68%, from $3.54 billion at March 31, 2003 to $3.81 billion at March 31, 2004. This increase was primarily funded by net increases in Federal Home Loan Bank and other borrowings of $235.7 million and by net increases in deposits of $28.8 million. These funds were generally invested in loans receivable which increased by $267.3 million.

      MORTGAGE-RELATED SECURITIES. Mortgage-related securities (both available-for-sale and held-to-maturity) decreased $23.5 million as a net result during the year of (i) purchases of $128.0 million, (ii) principal repayments and market value adjustments of $(119.7) million and (iii) sales of $31.8 million. Mortgage-related securities consisted of $131.0 million of mortgage-backed securities ($126.8 million were available for sale and $4.2 million were held to maturity) and $94.2 million of mortgage-derivative securities ($94.1 million were available for sale and $68,000 were held to maturity) at March 31, 2004. The decrease of mortgage-related securities was largely due to the sale of a group of mortgage-backed securities that were sold to reach their maximum profit potential in relation to the changing interest rate environment. See Notes 1 and 4 to the Consolidated Financial Statements included in Item 8.

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

      LOANS RECEIVABLE. Total net loans (including loans held for sale) increased $267.3 million during fiscal 2004 from $2.81 billion at March 31, 2003 to $3.08 billion at March 31, 2004. The activity included (i) originations of $3.37 billion, (ii) sales of $1.45 billion, and (iii) principal repayments and other reductions of $1.65 billion. See Note 5 to the Corporation's Consolidated Financial Statements included in Item 8 for more information.

      NON-PERFORMING ASSETS. Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $17.3 million or 0.46% of total assets at March 31, 2004 from $11.7 million, or 0.33%, of total assets at March 31, 2003.

Non-performing assets are summarized as follows for the dates indicated:

                                                                           AT MARCH 31,
                                                      2004         2003        2002         2001         2000
                                                    --------    ---------    --------     --------     --------
                                                                         (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $  3,247     $  4,510    $  4,505     $  2,572     $  2,582
 Multi-family residential                                  -          444         187          372            3
 Commercial real estate                                8,764        1,776       2,212          650          126
 Construction and land                                     -            -         168          257            -
 Consumer                                                642          661         933          499          571
 Commercial business                                   2,268        2,678       1,037          697          332
                                                    --------    ---------    --------     --------     --------
  Total non-accrual loans                             14,921       10,069       9,042        5,047        3,614
 Real estate held for development and sale                 -           49          74          352        1,691
 Foreclosed properties and repossessed assets, net     2,422        1,535       1,475          313          272
                                                    --------    ---------    --------     --------     --------
  Total non-performing assets                       $ 17,343    $  11,653    $ 10,591     $  5,712     $  5,577
                                                    ========    =========    ========     ========     ========
Performing troubled debt restructurings             $  2,649    $   2,590    $    403     $    300     $    144
                                                    ========    =========    ========     ========     ========
Total non-accrual loans to total loans                  0.45%        0.34%       0.32%        0.20%        0.15%
Total non-performing assets to total assets             0.46         0.33        0.30         0.18         0.19
Allowance for loan losses to total loans                0.87         1.00        1.09         0.94         1.00
Allowance for loan losses to total
non-accrual loans                                     191.72       294.74      346.04       477.04       675.26
Allowance for loan and foreclosure losses
to total non-performing assets                        165.78       257.87      300.05       422.16       439.63

      Non-accrual loans increased $4.9 million in fiscal 2004 to $14.9 million at March 31, 2004. This increase was largely attributable to a $7.0 million increase in non-accrual commercial real estate loans and was partially offset by decreases in non-accrual single-family, multi-family, commercial business and consumer loans. The increase in non-accrual commercial real estate loans was largely attributable to three loans. One was a $3.1 million loan secured by a 70 unit hotel in Kenosha, Wisconsin. The second was a $1.9 million loan secured by retail property located in Dallas, Texas. The third was a $1.5 million loan secured by a 66 unit student housing apartment building located in Minneapolis, Minnesota. At March 31, 2004, there were two other non-accrual commercial loans with carrying values greater than $1.0 million. One was a $1.6 million commercial business loan secured by a milling machining company located in Montello, Wisconsin which was added to non-accrual loans in the fiscal year ended March 31, 2004. The second was a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a carrying value of $1.5 million at March 31, 2004. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

      Non-performing real estate held for development and sale decreased slightly by $49,000 during fiscal 2004. At March 31, 2004, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million.

      Foreclosed properties and repossessed assets increased $890,000 in fiscal 2004. This increase was not attributable to any one property.

      The total of performing troubled debt restructurings at March 31, 2004 increased by $59,000 and includes one loan with a carrying value greater than $1.0 million. The troubled debt restructuring is a commercial real estate loan secured by a 182 room lodge located in Sonoma, California, with a carrying value of $2.0 million, which was acquired in the acquisition of Ledger Capital Corp. on November 10, 2001.

      ALLOWANCES FOR LOAN AND FORECLOSURE LOSSES. The Corporation's loan portfolio, foreclosed properties, and repossessed assets are evaluated on a continuous basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, collateral value, loan portfolio composition, loan delinquencies, prior loss experience, anticipated loss of interest and losses inherent in the portfolio. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential loan problems based upon historical trends and ratios.

      To determine the level and composition of the loan loss allowance, the loan portfolio is broken out by categories of single-family residential, multi-family residential, commercial real estate, construction and land, consumer and commercial business. These categories are then further divided into performing and substandard, which includes performing and non-performing groups of loans. A five-year historical trend is applied to each category of performing loans to arrive at the appropriate levels of loss reserves for those respective categories based on the ratio of loss history to overall balance in each respective loan category. The non-performing groups are analyzed using the trends of the current year in which they are being evaluated. For commercial business loans, a three-year historical trend is applied since that category has shown significant growth both in terms of overall balance and loss history associated with that growth. The Corporation has allocated all of its allowance for loan losses to specific categories as a result of more precise analysis of loan portfolio performance. Also, within specific loan categories, certain loans may be identified for specific reserve allocations as well as the whole category of that loan type being reviewed for a calculated general reserve based on the foregoing analysis of trends and overall balance growth within that category.

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

                                                              YEAR ENDED MARCH 31,
                                         -------------------------------------------------------------
                                           2004             2003        2002        2001        2000
                                         --------         --------    --------   ----------   --------
                                                              (Dollars In Thousands)
Allowance at beginning of year           $ 29,677         $ 31,065    $ 24,076   $   24,404   $ 24,027
Purchase of Ledger Capital Corp.                -                -       8,438            -          -
Charge-offs:
 Mortgage                                    (534)            (981)       (780)        (560)       (45)
 Consumer                                    (788)            (696)       (726)        (794)      (833)
 Commercial business                       (2,314)          (1,840)     (2,584)        (271)      (378)
                                         --------         --------    --------   ----------   --------
  Total charge-offs                        (3,636)          (3,517)     (4,090)      (1,625)    (1,256)
                                         --------         --------    --------   ----------   --------
Recoveries:
 Mortgage                                     295              163          10          232         87
 Consumer                                      68               58          51          102        203
 Commercial business                          253              108          95           18         37
                                         --------         --------    --------   ----------   --------
  Total recoveries                            616              329         156          352        327
                                         --------         --------    --------   ----------   --------
  Net charge-offs                          (3,020)          (3,188)     (3,934)      (1,273)      (929)
                                         --------         --------    --------   ----------   --------
Provision                                   1,950            1,800       2,485          945      1,306
                                         --------         --------    --------   ----------   --------
Allowance at end of year                 $ 28,607         $ 29,677    $ 31,065   $   24,076   $ 24,404
                                         --------         --------    --------   ----------   --------
Net charge-offs to average loans
held for sale and for investment            (0.10)%          (0.12)%     (0.17)%      (0.05)%    (0.04)%
                                         --------         --------    --------   ----------   --------

      The fiscal 2004 provision for loan losses totaled $2.0 million compared to $1.8 million in fiscal 2003. The increase of $200,000 in the provision is based on the Corporation's policy for loan loss reserves.

      Historically, the Corporation's non-performing and classified assets have fluctuated with economic trends, both locally and nationally. At March 31, 2004, the Bank's present level of classified assets increased $6.0 million from the year ended March 31, 2003. This increase is in keeping with local and national economic conditions. Management believes that the present level of the allowance at March 31, 2004 is prudent.

      Loan charge-offs were $3.6 million and $3.5 million for the fiscal years ending March 31, 2004 and 2003, respectively. Total charge-offs for the years ended March 31, 2004 and 2003 increased $120,000 and decreased $570,000 respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2004 was largely due to a increase of $470,000 in commercial business charge-offs and an increase in consumer charge-offs of $90,000 offset by a decrease in mortgage charge-offs of $450,000. The decrease in charge-offs of $570,000 for fiscal 2003 was largely due to a decrease of $740,000 in commercial business loan charge-offs. Mortgage loan charge-offs increased $200,000, while consumer loan charge-offs decreased $30,000 for the year ended March 31, 2003. Recoveries slightly offset the charge-offs for the year ended March 31, 2004 and such recoveries increased $290,000 from $330,000 in fiscal 2003 to $620,000 in fiscal 2004. Recoveries increased $170,000 during the fiscal year ended March 31, 2003.

      Management believes that the decreased level in net charge-offs of $170,000 for the year ended March 31, 2004 and the decreased level in net charge-offs of $750,000 for the year ended March 31, 2003 do not represent changes in the quality of the loan portfolio, but instead generally reflect the local and national trends in overall consumer debt levels and bankruptcy filings.

The table below shows the Corporation's allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

                                                      YEAR ENDED MARCH 31,
                              --------------------------------------------------------------------
                                            2004                       2003                2002
                              --------------------------------------------------------------------
                                            % OF                      % OF                 % OF
                                          ALLOWANCE                 ALLOWANCE            ALLOWANCE
                                          TO TOTAL                  TO TOTAL             TO TOTAL
                               AMOUNT     ALLOWANCE      AMOUNT     ALLOWANCE  AMOUNT    ALLOWANCE
                              ---------   ---------   -----------   ---------  -------   ---------
                                                      (Dollars in Thousands)
Single-family residential     $     904        3.16%  $     2,101        7.08% $ 2,639        8.50%
Multi-family residential          1,139        3.98         3,807       12.83    2,515        8.10
Commercial real estate           11,969       41.84         9,230       31.10    7,797       25.10
Construction and land                 -           -             -           -        -           -
Consumer                          2,206        7.71         2,151        7.25    1,986        6.39
Commercial business              12,389       43.31        12,388       41.74   12,117       39.01
Unallocated                           -           -             -           -    4,011       12.91
                              ---------   ---------   -----------   ---------  -------   ---------
 Total allowance for
  loan losses                 $  28,607       100.0%  $    29,677      100.00% $31,065      100.00%
                              =========   =========   ===========   =========  =======   =========

                                           YEAR ENDED MARCH 31,
                              --------------------------------------------
                                      2001                   2000
                              --------------------   ---------------------
                                           % OF                    % OF
                                         ALLOWANCE              ALLOWANCE
                                          TO TOTAL              TO TOTAL
                               AMOUNT    ALLOWANCE    AMOUNT    ALLOWANCE
                              --------   ---------   --------   ----------
Single-family residential     $  2,104        8.74%  $  2,109         8.64%
Multi-family residential         2,284        9.49      1,749         7.17
Commercial real estate           7,181       29.83      6,360        26.06
Construction and land                -           -          -            -
Consumer                         2,120        8.81      2,088         8.56
Commercial business              3,817       15.85      2,729        11.18
Unallocated                      6,570       27.29      9,369        38.39
                              --------   ---------   --------   ----------
 Total allowance for
  loan losses                 $ 24,076      100.00%  $ 24,404       100.00%
                              ========   =========   ========   ==========

      Although management believes that the March 31, 2004 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

      DEPOSITS. Deposits increased $28.8 million during fiscal 2004 to $2.60 billion, of which $53.4 million was due to increases in certificates of deposit and $33.0 million was due to increases in passbook accounts. These increases were offset by a $37.8 million decrease in money market accounts and a $18.6 million decrease in NOW accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in the latter part of fiscal 2004. The weighted average cost of deposits decreased to 2.07% at fiscal year-end 2004 compared to 2.59% at fiscal year-end 2003.

      BORROWINGS. FHLB advances increased $201.1 million during fiscal 2004 because the low interest rate environment did not encourage as great an increase in deposits needed to fund mortgage refinances. At March 31, 2004, advances totaled $755.3 million with a weighted average interest rate of 3.56% compared to advances of $554.3 million with a weighted average interest rate of 4.33% at March 31, 2003. Other loans payable increased $34.7 million from the prior fiscal year. Other loans payable were largely comprised of other borrowings of the partnerships, of IDI's subsidiaries, of $23.0 million. Per FIN 46, such borrowings are consolidated into the Corporation's consolidated financial statements. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8.

      STOCKHOLDERS' EQUITY. Stockholders' equity at March 31, 2004 was $301.5 million, or 7.91% of total assets, compared to $293.0 million, or 8.28% of total assets at March 31, 2003. Stockholders' equity increased during the year as a result of (i) comprehensive income of $45.9 million, which includes net income of $47.4 million and a decrease in net unrealized losses on available-for-sale securities included as a part of accumulated other comprehensive income of $(1.5 million), (ii) the exercise of stock options of $2.1 million, (iii) the vesting of recognition plan shares of $10,000, and (iv) the tax benefit from certain stock options of $1.6 million. These increases were partially offset by (i) the purchase of treasury stock of $27.0 million (ii) the payment of cash dividends of $10.0 million, (iii) the common stock held in a Rabbi trust of $2.2 million, and (iv) the purchase of stock by retirement plans of $1.8 million.

                         LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 2004, the Bank made dividend payments of $18.5 million to the Corporation. The Bank is subject to certain regulatory limitations relative to its ability to pay dividends to the Corporation. Management believes that the Corporation will not be adversely affected by these dividend limitations and that projected future dividends from the Bank will be sufficient to meet the Corporation's liquidity needs. In addition to dividends from the Bank, the Corporation also could sell capital stock or debt issues through the capital markets as alternative sources of funds, as well as obtain loans from outside banks.

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

      The Bank is required by the OTS to maintain levels of liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. At March 31, 2004 and 2003, the Bank's liquidity ratio was 5.60% and 8.13%, respectively. The regulatory requirements for liquidity are discussed in Regulation in Item 1.

      In fiscal 2004, operating activities resulted in a net cash inflow of $86.3 million. Operating cash flows for fiscal 2004 included earnings of $47.4 million and $28.5 million of net proceeds from the origination and sale of mortgage loans held for sale.

      Investing activities in fiscal 2004 resulted in a net cash outflow of $256.6 million. Primary investing activities resulting in cash outflows were $578.9 million for the purchase of securities and $1.95 billion for the origination of loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $1.59 billion, proceeds of sales and maturities of investment securities of $522.9 million, and $162.7 million of principal repayments received on mortgage-related securities.

      Financing activities resulted in a net cash outflow of $227.9 million including a net increase in deposits of $28.8 million, a net increase in borrowings of $201.1 million and a cash outflow of $27.0 million for treasury stock purchases.

      At March 31, 2004, the Corporation had outstanding commitments to originate $190.7 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $266.8 million; and $272,000 of loans sold with recourse to the Corporation in the event of default by the borrower. See Note 14 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2004 amounted to $993.5 million, and scheduled maturities of borrowings during the same period totaled $155.2 million. The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

      The following table summarizes our contractual cash obligations and other commitments at March 31, 2004:

                                               PAYMENT DUE BY PERIOD
                                 ----------------------------------------------------
                                           LESS THAN                        MORE THAN
  CONTRACTUAL OBLIGATIONS        TOTAL      1 YEAR    1-3 YEARS  4-5 YEARS   5 YEARS
-----------------------------    ------    ---------  ---------  ---------  ---------
                                                (Dollars in Thousands)
Long-term debt obligations            -            -          -          -          -
Capital Lease obligations             -            -          -          -          -
Operating Lease Obligations      11,077        1,131      1,960      1,626      6,360
Purchase Obligations                  -            -          -          -          -
Other long-term liabilties            -            -          -          -          -
                                 ------    ---------  ---------  ---------  ---------
Total Contractual Obligations    11,077        1,131      1,960      1,626      6,360
                                 ------    ---------  ---------  ---------  ---------

      At March 31, 2004, the Bank's capital exceeded all capital requirements of the OTS as mandated by federal law and regulations. See Note 10 to the Consolidated Financial Statements included in Item 8.

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

      The Corporation's cumulative net gap position at March 31, 2004 for one year or less was a positive 35.18% of total assets, as compared to a positive 25.10% at March 31, 2003. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially.

      The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following tables summarize the Corporation's interest rate sensitivity gap position as of March 31, 2004 and 2003, respectively.

                                            03/31/05       03/31/06       03/31/07       03/31/08
                                          ------------   ------------   ------------   ------------
                                                           (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed(1)(2)             $    662,477   $    143,915   $     66,447   $     33,415
    Average interest rate                         5.74%          6.08%          5.99%          5.90%

  Mortgage loans -Variable(1)(2)             1,089,251        220,463         86,729         36,190
    Average interest rate                         5.12%          5.58%          5.61%          5.64%

 Consumer loans(1)                             502,466         33,870          8,423          2,375
    Average interest rate                         5.92%          6.47%          6.43%          6.40%

 Commercial business loans(1)                  122,487         20,871          5,385          1,538
    Average interest rate                         5.03%          5.03%          5.03%          5.03%

 Mortgage-related securities(3)                152,046         40,297         16,827          7,863
    Average interest rate                         4.50%          4.48%          4.48%          4.47%

 Investment securities and other
  interest-earning assets(3)                   233,051          4,830          3,260          2,201
    Average interest rate                         3.01%          3.33%          3.33%          3.33%
    Total rate sensitive assets              2,761,778        464,246        187,071         83,582

Rate sensitive liabilities:
Interest-bearing
 transaction accounts(4)                       272,636        148,935         96,935         61,645
    Average interest rate                         0.43%          0.41%          0.41%          0.39%

Time-deposits(4)                               993,455        321,164        215,284         64,480
    Average interest rate                         2.56%          2.60%          2.80%          4.47%

 Borrowings                                    155,200        184,740        285,699         99,420
    Average interest rate                         3.99%          3.30%          3.20%          3.32%
    Total rate sensitive liabilities         1,421,291        654,839        597,918        225,545

Interest sensitivity gap                  $  1,340,487   $   (190,593)  $   (410,847)  $   (141,963)
                                          ============   ============   ============   ============

Cumulative interest sensitivity gap       $  1,340,487   $  1,149,894   $    739,047   $    597,084
                                          ============   ============   ============   ============

Cumulative interest sensitivity
gap as a percent of total assets                 35.18%         30.18%         19.40%         15.67%

                                                                                        FAIR VALUE
                                            03/31/09      THEREAFTER        TOTAL        03/31/04
                                          ------------   ------------   ------------   ------------
                                                           (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed(1)(2)             $     18,185   $     28,045   $    952,484   $    950,276
    Average interest rate                         5.82%          5.76%

  Mortgage loans -Variable(1)(2)                13,205            360      1,446,198      1,437,189
    Average interest rate                         5.66%          5.20%

 Consumer loans(1)                                 713            317        548,164        566,949
    Average interest rate                         6.38%          6.36%

 Commercial business loans(1)                      462            211        150,954        151,160
    Average interest rate                         5.03%          5.03%

 Mortgage-related securities(3)                  3,893          4,295        225,221        226,984
    Average interest rate                         4.47%          4.46%

 Investment securities and other
  interest-earning assets(3)                     1,485          2,136        246,963        247,262
    Average interest rate                         3.33%          3.33%
    Total rate sensitive assets                 37,943         35,364      3,569,984      3,579,820

Rate sensitive liabilities:
Interest-bearing
 transaction accounts(4)                        41,892         92,475        714,518        662,655
    Average interest rate                         0.39%          0.37%

Time-deposits(4)                                64,480            360      1,659,223      1,648,810
    Average interest rate                         4.47%          3.52%

 Borrowings                                     85,000         21,500        831,559        811,923
    Average interest rate                         4.50%          4.83%
    Total rate sensitive liabilities           191,372        114,335      3,205,300      3,123,388

Interest sensitivity gap                  $   (153,429)  $    (78,971)  $    364,684
                                          ============   ============   ============

Cumulative interest sensitivity gap       $    443,655   $    364,684
                                          ============   ============

Cumulative interest sensitivity
gap as a percent of total assets                 11.64%          9.57%

-------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $187.3 million, and (ii) non-accrual loans, which amounted to $14.9 million.

(2) Includes $14.6 million of loans held for sale spread throughout the periods.

(3) Includes $250.4 million of securities available for sale spread throughout the periods.

(4) Does not include $197.5 million of demand accounts because they are non-interest-bearing. Also does not include accrued interest payable, which amounted to $6.9 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.

                                            03/31/04       03/31/05       03/31/06       03/31/07
                                          ------------   ------------   ------------   ------------
                                                           (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed(1)(2)             $    590,511   $    137,422   $     68,428   $     36,181
    Average interest rate                         6.51%          6.72%          6.60%          6.48%

  Mortgage loans -Variable(1)(2)               896,005        201,398        115,696         57,094
    Average interest rate                         5.90%          6.39%          6.43%          6.43%

 Consumer loans(1)                             469,911         29,794          6,671          1,705
    Average interest rate                         6.85%          7.16%          7.09%          7.04%

 Commercial business loans(1)                  107,931         18,785          5,139          1,568
    Average interest rate                         5.64%          5.64%          5.64%          5.64%

 Mortgage-related securities(3)                196,826         41,861         14,581          5,748
    Average interest rate                         5.70%          5.68%          5.66%          5.65%

 Investment securities and other
  interest-earning assets(3)                   187,743         17,389         12,697          9,271
    Average interest rate                         3.03%          2.16%          2.16%          2.16%
    Total rate sensitive assets              2,448,927        446,649        223,212        111,567

Rate sensitive liabilities:
Interest-bearing
 transaction accounts(4)                       330,002        188,407        124,642         82,676
    Average interest rate                         0.55%          0.51%          0.48%          0.45%

Time-deposits(4)                             1,059,549        400,001        128,790          7,389
    Average interest rate                         3.24%          3.62%          4.70%          3.93%

 Borrowings                                    171,048        137,900         91,850         83,368
    Average interest rate                         4.13%          4.34%          4.26%          4.32%
    Total rate sensitive liabilities         1,560,599        726,308        345,282        173,433

Interest sensitivity gap                  $    888,328   $   (279,659)  $   (122,070)  $    (61,866)
                                          ============   ============   ============   ============

Cumulative interest sensitivity gap       $    888,328   $    608,669   $    486,599   $    424,733
                                          ============   ============   ============   ============

Cumulative interest sensitivity
gap as a percent of total assets                 25.10%         17.20%         13.75%         12.00%

                                                                                        FAIR VALUE
                                            03/31/08      THEREAFTER        TOTAL        03/31/03
                                          ------------   ------------   ------------   ------------
                                                           (Dollars In thousands)
Rate sensitive assets:
 Mortgage loans - Fixed(1)(2)             $     20,593   $     34,729   $    887,864   $    887,920
    Average interest rate                         6.40%          6.37%

  Mortgage loans -Variable(1)(2)                33,771            401      1,304,365      1,310,606
    Average interest rate                         6.44%          6.00%

 Consumer loans(1)                                 466            183        508,730        526,419
    Average interest rate                         7.01%          6.97%

 Commercial business loans(1)                      505            257        134,185        132,957
    Average interest rate                         5.64%          5.64%

 Mortgage-related securities(3)                  2,420          1,969        263,405        266,499
    Average interest rate                         5.64%          5.62%

 Investment securities and other
  interest-earning assets(3)                     6,770         14,187        248,057        248,027
    Average interest rate                         2.16%          2.87%
    Total rate sensitive assets                 64,525         51,726      3,346,606      3,372,428

Rate sensitive liabilities:
Interest-bearing
 transaction accounts(4)                        55,939        124,077        905,743        858,421
    Average interest rate                         0.43%          0.37%

Time-deposits(4)                                 7,289            660      1,603,678      1,609,133
    Average interest rate                         3.99%          0.00%

 Borrowings                                     44,650         67,000        595,816        594,419
    Average interest rate                         3.75%          5.31%
    Total rate sensitive liabilities           107,878        191,737      3,105,237      3,061,973

Interest sensitivity gap                  $    (43,353)  $   (140,011)  $    241,369
                                          ============   ============   ============

Cumulative interest sensitivity gap       $    381,380   $    241,369
                                          ============   ============

Cumulative interest sensitivity
gap as a percent of total assets                 10.78%          6.82%

-------------------
(1) Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $160.8 million, and (ii) non-accrual loans, which amounted to $10.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

                                                                                   Page
                                                                                   ----
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets ..................................................      54

Consolidated Statements of Income.............................................      55

Consolidated Statements of Changes in Stockholders' Equity....................      57

Consolidated Statements of Cash Flows.........................................      59

Notes to Consolidated Financial Statements ...................................      61

Report of Independent Registered Public Accounting Firm ......................      94

SUPPLEMENTARY DATA

Quarterly Financial Information...............................................      95

CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,          MARCH 31,
                                                                                          2004               2003
                                                                                     ---------------------------------
                                                                                     (In Thousands, Except Share Data)
ASSETS
Cash                                                                                 $       65,938     $       69,178
Interest-bearing deposits                                                                   133,055             72,249
                                                                                     --------------     --------------
    Cash and cash equivalents                                                               198,993            141,427
Investment securities available for sale                                                     29,514             97,192
Investment securities held to maturity (fair value of $ 3,095)                                    -              2,998
Mortgage-related securities available for sale                                              220,918            185,751
Mortgage-related securities held to maturity (fair value of $4,489
    and $66,077, respectively)                                                                4,303             62,998
Loans receivable, net:
    Held for sale                                                                            14,578             43,054
    Held for investment                                                                   3,066,812          2,770,988
Foreclosed properties and repossessed assets, net                                             2,422              1,535
Real estate held for development and sale                                                    77,749             44,994
Office properties and equipment                                                              31,233             31,905
Federal Home Loan Bank stock--at cost                                                        87,320             81,868
Accrued interest on investments and loans and other assets                                   56,588             53,955
Goodwill                                                                                     19,956             19,956
                                                                                     --------------     --------------
       Total assets                                                                  $    3,810,386     $    3,538,621
                                                                                     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                             $    2,602,954     $    2,574,188
Federal Home Loan Bank and other borrowings                                                 831,559            595,816
Advance payments by borrowers for taxes and insurance                                         6,732              6,579
Other liabilities                                                                            60,902             69,034
                                                                                     --------------     --------------

       Total liabilities                                                                  3,502,147          3,245,617
                                                                                     --------------     --------------

Minority interest in real estate partnerships                                                 6,691                  -
                                                                                     --------------     --------------

Preferred stock, $.10 par value, 5,000,000 shares
authorized, none outstanding                                                                      -                  -
Common stock, $.10 par value, 100,000,000 shares authorized,
25,363,339 shares issued, 22,954,535 and 23,942,858 shares outstanding,
respectively                                                                                  2,536              2,536
Additional paid-in capital                                                                   67,926             64,271
Retained earnings                                                                           284,329            251,729
Accumulated other comprehensive income                                                        2,670              4,177
Treasury stock (2,408,804 shares and 1,420,481 shares, respectively), at cost               (50,324)           (28,917)
Unearned deferred compensation                                                               (5,589)              (792)
                                                                                     --------------     --------------
       Total stockholders' equity                                                           301,548            293,004
       Total liabilities and stockholders' equity                                    $    3,810,386     $    3,538,621
                                                                                     ==============     ==============

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED MARCH 31,
                                                                          --------------------------------------
                                                                             2004          2003          2002
                                                                          --------------------------------------
                                                                          (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                     $  172,831    $  184,848    $  196,871
Mortgage-related securities                                                    9,260        16,768        20,428
Investment securities                                                          7,326         6,135         6,313
Interest-bearing deposits                                                        845         1,854         2,089
                                                                          ----------    ----------    ----------
  Total interest income                                                      190,262       209,605       225,701

INTEREST EXPENSE:
Deposits                                                                      53,840        65,839        93,163
Notes payable and other borrowings                                            25,903        26,655        34,796
Other                                                                            164           362           495
                                                                          ----------    ----------    ----------
  Total interest expense                                                      79,907        92,856       128,454
                                                                          ----------    ----------    ----------
  Net interest income                                                        110,355       116,749        97,247
Provision for loan losses                                                      1,950         1,800         2,485
                                                                          ----------    ----------    ----------
  Net interest income after provision for loan losses                        108,405       114,949        94,762

NON-INTEREST INCOME:
Real estate investment partnership revenue                                    49,735             -             -
Loan servicing income (loss)                                                  (1,446)       (4,667)          728
Service charges on deposits                                                    8,141         7,249         6,466
Insurance commissions                                                          2,413         1,909         1,500
Net gain on sale of loans                                                     15,327        20,720         8,861
Net gain on sale of investments and mortgage-related securities                3,341         1,798           813
Other revenue (expense) from real estate operations                             (365)          (63)          333
Other                                                                          4,930         5,807         2,914
                                                                          ----------    ----------    ----------
  Total non-interest income                                                   82,076        32,753        21,615

CONSOLIDATED STATEMENTS OF INCOME (CON'T.)

                                                                                   YEAR ENDED MARCH 31,
                                                                          --------------------------------------
                                                                             2004          2003          2002
                                                                          --------------------------------------
NON-INTEREST EXPENSE:
Compensation                                                                  39,018        37,439        32,554
Real estate investment partnership cost of sales                              29,881             -             -
Occupancy                                                                      6,521         5,884         4,867
Furniture and equipment                                                        5,708         5,232         4,549
Data processing                                                                4,766         5,338         4,516
Marketing                                                                      2,693         2,531         2,262
Other expenses from real estate partnership operations                         9,849             -             -
Minority interest in income of real estate partnership operations              4,063             -             -
Other                                                                         11,142        11,580        10,783
                                                                          ----------    ----------    ----------
  Total non-interest expense                                                 113,641        68,004        59,531
                                                                          ----------    ----------    ----------
  Income before income taxes                                                  76,840        79,698        56,846
Income taxes                                                                  29,471        30,135        20,479
                                                                          ----------    ----------    ----------

  Net income                                                              $   47,369    $   49,563    $   36,367
                                                                          ==========    ==========    ==========
Earnings per share:
  Basic                                                                   $     2.07    $     2.06    $     1.59
  Diluted                                                                       2.02          2.02          1.55
Dividends declared per share                                                    0.43          0.36          0.32

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                       ACCU-
                                                                                                      MULATED
                                                                                                       OTHER
                                                      ADDITIONAL                          UNEARNED    COMPRE-
                                              COMMON   PAID-IN    RETAINED  TREASURY      DEFERRED    HENSIVE
                                              STOCK    CAPITAL    EARNINGS   STOCK      COMPENSATION  INCOME     TOTAL
                                              ------  ----------  --------  ---------   ------------  -------  ----------
                                                             (Dollars in thousands except per share data)
Balance at April 31, 2001                     $2,536  $   56,571  $197,599  $ (38,339)  $       (709) $ 1,954  $  219,612
Comprehensive income:
Net income                                         -           -    36,367          -              -        -      36,367
    Change in net unrealized gains (losses)
    on available-for-sale securities
    net of tax of $2.3 million                     -           -         -          -              -      519         519
                                                                                                               ----------
Comprehensive income                                                                                               36,886
Purchase of treasury stock                         -           -         -    (16,816)             -        -     (16,816)
Purchase of Ledger Capital Corp.                   -       3,201    (3,038)    37,992              -        -      38,155
Exercise of stock options                          -           -    (5,217)     8,653              -        -       3,436
Issuance of management recognition plan            -           -       (99)     2,186              -        -       2,087
Cash dividend ($ 0.32 per share)                   -           -    (7,464)         -              -        -      (7,464)
Recognition plan shares vested                     -       1,068         -          -           (348)       -         720
Tax benefit from stock
       related compensation                        -         895         1          -              -        -         896
                                              ------  ----------  --------  ---------   ------------  -------  ----------
Balance at March 31, 2002                     $2,536  $   61,735  $218,149  $  (6,324)  $     (1,057) $ 2,473  $  277,512
                                              ------  ----------  --------  ---------   ------------  -------  ----------
Comprehensive income:
Net income                                         -           -    49,563          -              -        -      49,563
    Change in net unrealized gains (losses)
    on available-for-sale securities
    net of tax of $1.1 million                     -           -         -          -              -    1,704       1,704
                                                                                                               ----------
Comprehensive income                                                                                               51,267
Purchase of treasury stock                         -           -         -    (33,809)             -        -     (33,809)
Exercise of stock options                          -           -    (6,906)     9,329              -        -       2,423
Issuance of management recognition plan            -           -      (119)     1,887              -        -       1,768
Cash dividend ($ 0.3625 per share)                 -           -    (8,958)         -              -        -      (8,958)
Recognition plan shares vested                     -         382         -          -            265        -         647
Tax benefit from stock
       related compensation                        -       2,154         -          -              -        -       2,154
                                              ------  ----------  --------  ---------   ------------  -------  ----------
Balance at March 31, 2003                     $2,536  $   64,271  $251,729  $ (28,917)  $       (792) $ 4,177  $  293,004
                                              ======  ==========  ========  =========   ============  =======  ==========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CON'T )

                                                                                                         ACCU-
                                                                                                        MULATED
                                                                                                         OTHER
                                                      ADDITIONAL                           UNEARNED     COMPRE-
                                              COMMON   PAID-IN    RETAINED   TREASURY      DEFERRED     HENSIVE
                                              STOCK    CAPITAL    EARNINGS    STOCK      COMPENSATION    LOSS       TOTAL
                                              ------  ----------  --------   ---------   ------------   -------   ----------
                                                               (Dollars in thousands except per share data)
Balance at April 1, 2003                      $2,536  $   64,271  $251,729   $ (28,917)  $       (792)  $ 4,177   $  293,004
Comprehensive income:
Net income                                         -           -    47,369           -              -         -       47,369
    Change in net unrealized gains (losses)
    on available-for-sale securities
    net of tax of $(1.1) million                   -           -         -           -              -    (1,507)      (1,507)
                                                                                                                  ----------
Comprehensive income                                                                                                  45,862
Purchase of treasury stock                         -           -         -     (27,006)             -         -      (27,006)
Exercise of stock options                          -           -    (4,647)      6,705              -         -        2,058
Issuance of management and benefit plans           -       1,955       (93)      1,564         (5,197)        -       (1,771)
Forfeiture of shares by retirement plans           -           -         -      (2,670)         2,670         -            -
Cash dividend ($ 0.11 per share)                   -           -   (10,029)          -              -         -      (10,029)
Recognition plan shares vested                     -           -         -           -             10         -           10
Common stock in Rabbi Trust                        -         100         -           -         (2,280)        -       (2,180)
Tax benefit from stock
    related compensation                           -       1,600         -           -              -         -        1,600
                                              ------  ----------  --------   ---------   ------------   -------   ----------
Balance at March 31, 2004                     $2,536  $   67,926  $284,329   $ (50,324)  $     (5,589)  $ 2,670   $  301,548
                                              ======  ==========  ========   =========   ============   =======   ==========

See accompanying Notes to Consolidated Financial Statements

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.

                                                                                   YEAR ENDED MARCH 31,
                                                                          --------------------------------------
                                                                             2004          2003          2002
                                                                          --------------------------------------
                                                                                   (Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities arising during the period:
    Unrealized net gains                                                  $      896    $    4,538    $    1,624

    Related tax benefit (expense)                                               (343)       (1,716)         (586)
    Net after tax unrealized gains (losses) on available for sale securities
                                                                          ----------    ----------    ----------
                                                                                 553         2,822         1,038
Less: Reclassification adjustment for net gains (losses)
realized during the period:
    Realized net gains on sales of available for sale
    securities                                                                 3,341         1,798           813
    Related tax expense                                                       (1,281)         (680)         (294)
                                                                          ----------    ----------    ----------
    Net after tax reclassification adjustment                                  2,060         1,118           519
                                                                          ----------    ----------    ----------
    Total other comprehensive income (loss)                               $   (1,507)   $    1,704    $      519
                                                                          ----------    ----------    ----------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED MARCH 31,
                                                                                --------------------------------------------
                                                                                    2004            2003            2002
                                                                                --------------------------------------------
                                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES

Net income                                                                      $     47,369    $     49,563    $     36,367

Adjustments to reconcile net income to net

cash provided (used) by operating activities:

Provision for loan losses                                                              1,950           1,800           2,485

Provision for depreciation and amortization                                            3,972           3,746           3,118

Net increase (decrease) due to origination and sale of loans held for sale            28,476           3,466         (28,898)

Net gain on sales of loans                                                           (15,327)        (20,720)         (8,861)

Amortization of cost of stock benefit plans                                              221             120             136

Deferred income taxes                                                                  2,726           2,362             290

Tax benefit from stock related compensation                                            1,600           2,154             896

Decrease in accrued interest receivable                                                1,461           2,052             944

Decrease in accrued interest payable                                                    (972)         (3,116)         (7,297)

Increase (decrease) in accounts payable                                               (8,132)         22,885           7,547

Other                                                                                 24,739          (7,783)        (33,034)
                                                                                ------------    ------------    ------------

Net cash provided (used) by operating activities                                      88,083          56,529         (26,307)

INVESTING ACTIVITIES

Proceeds from sales of investment securities available for sale                       19,842          16,468           6,131

Proceeds from maturities of investment securities                                    503,043         347,176         434,681

Purchase of investment securities available for sale                                (450,930)       (391,443)       (456,679)

Proceeds from sale of mortgage-related securities held to maturity                    19,757               -               -

Proceeds from sale of mortgage-related securities available for sale                  12,009          54,005          26,426

Purchase of mortgage-related securities available for sale                          (127,950)        (80,353)        (65,858)

Principal collected on mortgage-related securities                                   162,673         194,602         132,065

Loans originated for investment                                                   (1,951,281)     (1,549,261)       (744,192)

Principal repayments on loans                                                      1,588,739       1,279,077         539,781

Purchases of office properties and equipment                                          (5,703)         (5,083)           (307)

Sales of office properties and equipment                                               2,559           1,581          11,447

Sales of real estate                                                                   1,566           1,907           6,491

Net cash paid to purchase Ledger Capital Corp                                              -               -          (1,985)

Investment in real estate held for development and sale                              (32,755)            (46)         (4,819)
                                                                                ------------    ------------    ------------

Net cash used by investing activities                                               (258,431)       (131,370)       (116,818)

See accompanying Notes to Consolidated Financial Statements

                                                                                   YEAR ENDED MARCH 31,
                                                                          --------------------------------------
                                                                             2004          2003          2002
                                                                          --------------------------------------
                                                                                      (IN THOUSANDS)
FINANCING ACTIVITIES

Net increase in deposit accounts                                          $   28,766    $   20,201    $  437,604

Increase (decrease) in advance payments by borrowers

  for taxes and insurance                                                        153        (1,259)          (80)

Proceeds from notes payable to Federal Home Loan Bank                        796,960       294,168       623,200

Repayment of notes payable to Federal Home Loan Bank                        (595,900)     (309,400)     (723,596)

Decrease in securities sold under agreements

  to repurchase                                                                    -             -       (27,948)

Increase (decrease) in other loans payable                                    34,683       (10,542)        9,336

Treasury stock purchased                                                     (27,006)      (33,809)      (16,816)

Exercise of stock options                                                      2,058         2,423         3,436

Issuance of management and benefit plans                                      (1,771)        1,768         2,087

Payments of cash dividends to stockholders                                   (10,029)       (8,958)       (7,464)
                                                                          ----------    ----------    ----------

  Net cash provided (used) by financing activities                           227,914       (45,408)      299,759
                                                                          ----------    ----------    ----------

  Net increase (decrease) in cash and cash equivalents                        57,566      (120,249)      156,634

Cash and cash equivalents at beginning of year                               141,427       261,676       105,042
                                                                          ----------    ----------    ----------

  Cash and cash equivalents at end of year                                $  198,993    $  141,427    $  261,676
                                                                          ==========    ==========    ==========

SUPPLEMENTARY CASH FLOW INFORMATION:

Cash paid or credited to accounts:

  Interest on deposits and borrowings                                     $   80,879    $   89,740    $  127,031

  Income taxes                                                                29,174        22,487        15,719

Non-cash transactions:

Securitization of mortgage loans held for sale to mortgage-backed

  securities                                                                  40,259       124,115             -

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

BASIS OF FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Investment Services Inc., and ADPC Corporation. IDI's wholly owned subsidiaries are Nevada Investment Directions, Inc. ("NIDI") and California Investment Directions, Inc. ("CIDI"). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other 50% or less owned partnerships over which it has been determined that the Corporation exerts significant influence are also consolidated under Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 was adopted by the Corporation for the quarter ended December 31, 2003. For a discussion of the effects of the adoption of FIN 46 on the financial statements of the Corporation, see the discussion later in this section entitled, "Variable Interest Entities".

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

LOANS HELD FOR SALE. Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or market value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

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

INTEREST ON LOANS. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are applied to interest on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

LOAN FEES AND DISCOUNTS. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan's yield. The Corporation is amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.

FORECLOSED PROPERTIES AND REPOSSESSED ASSETS. Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets is carried at the lower of cost or fair value, less estimated selling expenses. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management's periodic evaluation of the factors previously mentioned as well as other pertinent factors.

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

REAL ESTATE HELD FOR DEVELOPMENT AND SALE. Real estate held for development and sale includes investments in land and partnerships that purchased land or other property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value. Income on the sale of land and lots between the entities is deferred until development and construction are complete and a third party purchases a completed home. Deferred income is then recognized as a component of non-interest income under net income (loss) from operations of real estate investments.

The Corporation's investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities and therefore subject to the requirements of FIN 46. See Variable Interest Entities ("VIE's"), in this section for further discussion of real estate held for development and sale and the effect of FIN 46 on the consolidated balance sheet and statement of operations.

Real estate held for development and sale of $77.7 million consists of assets of the subsidiaries which invest in VIE's of $38.0 million (which includes construction in progress, land and improvements) as well as assets of wholly owned subsidiaries of $39.7 million. Cash and other assets of the variable interest entities of $1.1 million and $1.3 million, respectively, are reported in the respective areas of cash and accrued interest on investments and loans and other assets on the consolidated balance sheet. Liabilities total $28.2 million consisting of borrowings of the VIE's of $25.6 million, reported in Federal Home Loan Bank and other borrowings, other liabilities of the same entities of $2.6 million, reported in other liabilities and minority interest of $6.7 million, which represents the ownership interests of the other partners.

The assets and liabilities in real estate held for development and sale is summarized in the following table:

                                                                                  MARCH 31,
                                                                          ------------------------
                                                                           2004              2003
                                                                          ------------------------
                                                                                (In thousands)
Assets of wholly owned real estate investment subsidiaries                $39,731          $36,493
Assets of real estate held for
 development and sale of subsidiaries investing in VIE's                   38,018            8,452
                                                                          -------          -------
  Real estate held for development and sale                                77,749           44,945

Cash and other assets of real estate investment subsidiaries                2,387               49
                                                                          -------          -------
  Total assets of real estate held for development and sale                80,136           44,994

Borrowings of subsidiaries investing in VIE's                              25,640                -
Other liabilities of subsidiaries investing in VIE's                        2,580                -
                                                                          -------          -------
  Total liabilities of real estate held for development and sale           28,220                -
Minority interest in real estate partnerships                               6,691                -
                                                                          -------          -------
  Net assets of real estate held for development and sale                 $45,225          $44,994
                                                                          =======          =======

Real estate investment partnership revenue is presented in non-interest income and represents revenue recognized upon the closing of sales of developed lots and homes to independent third parties. Real estate investment partnership cost of sales is included in non-interest expense and represents the costs of such closed sales. Other revenue and other expenses from real estate operations are also included in non-interest income and non-interest expense, respectively.

Minority interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners' share of income is reflected as minority interest in income of real estate partnership operations in non-interest expense.

The results of operations of the real estate investment segment are summarized in the following table (in thousands):

                                                                                              YEAR ENDED MARCH 31,
                                                                               -----------------------------------------------
                                                                                  2004              2003               2002
                                                                               -----------------------------------------------
                                                                                                (In thousands)
Real estate investment partnership revenue                                     $ 49,735           $      -           $      -
Real estate investment partnership cost of sales                                (29,881)                 -                  -
Other expenses from real estate partnership operations                           (9,849)                 -                  -
Minority interest in income of real estate partnership operations                (4,063)                 -                  -
Net income of real estate investment subsidiaries investing
                                                                               --------           --------           --------
  in variable interest entities, before tax                                       5,942                  -                  -
                                                                               --------           --------           --------
Other revenue (expense) from real estate operations
                                                                                   (365)               (63)               333
                                                                               --------           --------           --------
Income (loss) of real estate partnership investment subsidiaries, before tax   $  5,577           $    (63)          $    333
                                                                               ========           ========           ========

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

EARNINGS PER SHARE. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation's potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

COMPREHENSIVE INCOME. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Corporation includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

RECENT ACCOUNTING CHANGES.

VARIABLE INTEREST ENTITIES. In January 2003, the Financial Accounting Standards Board issued FIN 46. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of this statement are effective immediately for variable interests in variable interest entities ("VIE's") created after January 31, 2003. The Corporation adopted FIN 46 for the quarter ended December 31, 2003.

Largely as a result of the consolidation of the IDI partnerships into the Corporation's financial statements as required by FIN 46, real estate investment assets increased by $32.8 million (mainly due to the consolidation of construction in progress of $35.1 million, improvements of $8.7 million, and vacant land of $7.0 million. Other assets of the partnerships of $1.3 million were added to other assets and partnership cash of $1.1 million was added to cash.. Additionally, other borrowings of the partnerships of $25.6 million and other partnership liabilities of $2.6 million were added, respectively, to other borrowings and other liabilities. The increases in assets and liabilities were accompanied by minority interest (the other partners' ownership interests) of $6.7 million on the statement of financial condition as a mezzanine item, after liabilities and before stockholders' equity.

The income statement treatment for those real estate investment subsidiaries that are subject to the application of FIN 46, is merely a reclassification of revenues and expenses into other income and expense accounts rather than in a single net income figure as previously reported. As such, there was no income effect from the application of FIN 46 on the results of operations for the Corporation. The effects of the consolidation on the Corporation's consolidated statement of income for the year ended March 31, 2004 are the addition of real estate investment partnership revenue of $49.7 million, real estate investment partnership cost of sales of $29.9 million, other expenses from real estate partnership operations of $9.8 million, and minority interest in income of partnerships of $4.1 million. The net income from operations of wholly owned real estate investment subsidiaries are reported in other revenue (expense) from real estate operations. That amount was $(365,000) for the year ended March 31, 2004.

See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations for a full discussion of real estate held for development and sale operations as well as Item 1. Subsidiaries.

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

A summary of stock options activity for all periods follows:

                                                                     YEAR ENDED MARCH 31,
                                          -------------------------------------------------------------------------------
                                                    2004                       2003                        2002
                                          -----------------------   -----------------------     -------------------------
                                                         WEIGHTED                 WEIGHTED                      WEIGHTED
                                                         AVERAGE                  AVERAGE                       AVERAGE
                                            OPTIONS       PRICE       OPTIONS      PRICE          OPTIONS        PRICE
                                          -----------   ---------   ----------   ----------     -----------    ----------
Outstanding at beginning of year           1,679,856    $   12.65   1,956,009    $    10.39      1,937,143       $ 9.64
Granted                                      189,200        23.77     179,500         22.07        544,670         9.74
Exercised                                   (276,044)        7.61    (454,191)         6.62       (512,200)        6.71
Forfeited                                       (500)       23.77      (1,462)        17.75        (13,604)       16.26
                                          ----------                ---------                    ---------
Outstanding at end of year                 1,592,512        14.84   1,679,856         12.65      1,956,009        10.39
                                          ==========                =========                    =========
Options exercisable at year-end            1,297,564                1,451,360                    1,774,265
                                          ==========                =========                    =========

At March 31, 2004, 366,490 shares were available for future grants.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2004:

                                                 Options Outstanding                     Exercisable Options
                                          ----------------------------------------     ----------------------------
                                                          Weighted-
                                                          Average        Weighted-                       Weighted-
                                                         Remaining        Average                        Average
                                                         Contractual     Exercise                        Exercise
Range of Execrise Prices                    Shares      Life (Years)       Price          Shares          Price
------------------------                  ---------     -------------   ----------     -----------       --------
$5.40 - $6.53                               286,180         1.09        $     6.35        286,180         $ 6.35
$8.50 - $12.99                              402,984         2.91             10.69        402,984          10.69
$15.06 - $23.77                             903,348         6.95             19.38        608,400          17.87
                                          ---------                                     ---------
                                          1,592,512         4.87             14.84      1,297,564          13.10
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

                                                                  YEAR ENDED MARCH 31,
                                                       --------------------------------------------
                                                           2004          2003              2002
                                                       ----------     ---------        ----------
Net Income
  As reported                                           $ 47,369       $ 49,563         $ 36,367
  Pro forma                                               46,891         49,200           36,200
Earnings per share-Basic
  As reported                                           $   2.07       $   2.06         $   1.59
  Pro forma                                                 2.05           2.04             1.58
Earnings per share-Diluted
  As reported                                           $   2.02       $   2.02         $   1.55
  Pro forma                                                 2.00           2.01             1.54

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2004, 2003, and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair values for options granted as of March 31, 2004, 2003, and 2002 and related assumptions are as follows:

                                                      YEAR ENDED MARCH 31,
                                           --------------------------------------------
                                              2004           2003              2002
                                           ----------     ---------        ----------
Weighted average fair value                 $   6.37       $    5.91       $    3.87
Expected volatility                            31.20%          45.56%          31.15%
Risk free interest rate                         3.00%           3.00%           3.00%
Expected lives                               5 years         5 years         5 years
Dividend yield                                  1.81%           1.81%           2.24%

RECLASSIFICATIONS. Certain 2003 and 2002 accounts have been reclassified to conform to the 2004 presentations.

NOTE 2 - BUSINESS COMBINATION

On November 10, 2001, Ledger Capital Corp. ("Ledger") was acquired by the Corporation following the receipt of all required regulatory and stockholder approvals. The Corporation acquired 100 percent of the outstanding common shares of Ledger and the results of Ledger's operations have been included in the consolidated financial statements since that date. The transaction resulted in goodwill of approximately $20.0 million, a core deposit intangible of $3.1 million and added 4 full service offices in the Milwaukee metropolitan area.

The $20.0 million of goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes. The core deposit intangible is subject to amortization over an estimated useful life of four years. The estimated amortization expense for 2005 is $850,000 and $330,000 for the final year.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are as follows (in thousands):

                                                                  GROSS               GROSS
                                               AMORTIZED        UNREALIZED          UNREALIZED
                                                 COST             GAINS               LOSSES          FAIR VALUE
                                              ------------    ---------------    ---------------     ------------
AT MARCH 31, 2004:
Available for Sale:
  U.S. Government and federal agency
   obligations                                $ 16,586          $     18           $    (18)          $ 16,586
  Mutual funds                                   2,503                 -                (13)             2,490
  Corporate stock and other                      9,583               877                (22)            10,438
                                              --------          --------           --------           --------
                                              $ 28,672          $    895           $    (53)          $ 29,514
                                              ========          ========           ========           ========
Held to Maturity:
  U.S. Government and federal agency
   obligations                                $      -          $      -           $      -           $      -
                                              ========          ========           ========           ========
AT MARCH 31, 2003:
Available for Sale:
  U.S. Government and federal agency
   obligations                                $ 75,675          $    154           $     (6)          $ 75,823
  Mutual funds                                   9,815                 2                 (5)             9,812
  Corporate stock and other                     10,151             1,706               (300)            11,557
                                              --------          --------           --------           --------
                                              $ 95,641          $  1,862           $   (311)          $ 97,192
                                              ========          ========           ========           ========
Held to Maturity:
  U.S. Government and federal agency
   obligations                                $  2,998          $     97                $ -           $  3,095
                                              ========          ========           ========           ========

Proceeds from sales of investment securities available for sale during the years ended March 31, 2004, 2003, and 2002 were $19,842,000, $16,468,000, and
$6,131,000, respectively. There were no gains realized on the sale of investment securities for 2003. Gross gains of $2,141,000 and $376,000 were realized on sales in 2004 and 2002, respectively. Gross losses of $68,000, $275,000, and $28,000 were realized on sales of investment securities for the years ended March 31, 2004, 2003 and 2002, respectively.

At March 31, 2004, there were no investment securities pledged as collateral for deposits greater than $100,000 or pledged as collateral for FHLB borrowings.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2004 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. There were no callable securities at March 31, 2004.

                                                 AVAILABLE FOR SALE
                                          ----------------------------
                                             AMORTIZED         FAIR
                                               COST            VALUE
                                          ----------------------------
                                                    (In Thousands)
Due in one year or less                      $19,987          $19,991
Due after one year through five years          3,234            3,239
Due after five years                           3,752            4,034
Corporate stock                                1,699            2,250
                                             -------          -------
                                             $28,672          $29,514
                                             =======          =======

The table below shows the Corporation's gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2004.

                                                                            AT MARCH 31, 2004
                                             ---------------------------------------------------------------------------------
                                                  LESS THAN 12                  12 MONTHS OR                    TOTAL
                                                      MONTHS                       MORE
                                             -----------------------    --------------------------   -------------------------
                                                          UNREALIZED                  UNREALIZED                   UNREALIZED
       DESCRIPTION OF SECURITIES             FAIR VALUE      LOSS       FAIR VALUE       LOSS        FAIR VALUE      LOSS
-------------------------------------        -----------  -----------   ----------  --------------   ----------    -----------
                                                                               (In Thousands)
US Treasury obligations and direct
  obligations of US government
  agencies                                   $ 2,112       $   (18)      $     -       $     -       $ 2,112       $   (18)
Mutual funds                                   1,972           (13)            -             -         1,972           (13)
Corporate stock and other                        371           (19)          264            (3)          635           (22)
                                             -------       -------       -------       -------       -------       -------
  Total temporarily impaired securities      $ 4,455       $   (50)      $   264       $    (3)      $ 4,719       $   (53)
                                             -------       -------       -------       -------       -------       -------

The foregoing represent four investment securities that, due to the current interest rate environment, have declined in value but do not presently represent realized losses. The Corporation anticipates that the above investments, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in its portfolio. If held, it is anticipated that the investments will regain their value. If the Corporation determines that any of the above investments are impaired, they will be deemed permanently impaired and the realized loss will be recorded.

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

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

                                                  GROSS           GROSS
                                  AMORTIZED     UNREALIZED      UNREALIZED
                                     COST         GAINS          LOSSES         FAIR VALUE
                                  ---------     ----------      ----------      -----------
AT MARCH 31, 2004:
Available for Sale:
  CMO's and REMICS                $  92,890     $   1,404       $    (147)      $  94,147
  Mortgage-backed securities        124,945         1,884             (58)        126,771
                                  ---------     ---------       ---------       ---------
                                  $ 217,835     $   3,288       $    (205)      $ 220,918
                                  =========     =========       =========       =========
Held to Maturity:
  CMO's and REMICS                $      68     $       4       $       -       $      72
  Mortgage-backed securities          4,235           182               -           4,417
                                  ---------     ---------       ---------       ---------
                                  $   4,303     $     186       $       -       $   4,489
                                  =========     =========       =========       =========

AT MARCH 31, 2003:
Available for Sale:
  CMO's and REMICS                $  53,737     $     538       $    (121)      $  54,154
  Mortgage-backed securities        127,116         4,481               -         131,597
                                  ---------     ---------       ---------       ---------
                                  $ 180,853     $   5,019       $    (121)      $ 185,751
                                  =========     =========       =========       =========

Held to Maturity:
  CMO's and REMICS                $   2,600      $      61      $       -       $   2,661
  Mortgage-backed securities         60,398          3,018              -          63,416
                                  ---------      ---------      ---------       ---------
                                  $  62,998      $   3,079      $       -       $  66,077
                                  =========      =========      =========       =========

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2004, 2003 and 2002 were $12,009,000, $54,005,000, and
$26,426,000, respectively. There were also proceeds from the sale of mortgage-related securities held-to maturity of $19,842,000 for the year ended March 31, 2004. These held-to-maturity securities were sold under safe harbor provisions in that they had reached pay down levels of 85% or less and were thus deemed eligible for sale. Gross gains of $327,000, $2,089,000, and $486,000 were realized on sales in 2004, 2003 and 2002, respectively. Gross gains of $959,000 were realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2004. Gross losses of $4,000, $16,000 and $21,000 were realized on sales in 2004, 2003, and 2002, respectively. Gross losses of $14,000 were realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2004.

At March 31, 2004, $138.3 million of the Corporation's mortgage-related securities available for sale and $4.4 million mortgage-related securities held to maturity were pledged as collateral to secure various obligations of the Corporation. See Note 8. There were mortgage-related securities available for sale of $1.2 million pledged as collateral for deposits greater than $100,000 at March 31, 2004.

The table below shows the Corporation's mortgage-related securities' gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004.

                                                                    AT MARCH 31, 2004
                                   ---------------------------------------------------------------------------------------
                                          LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                   -------------------------     ---------------------------    --------------------------
                                                 UNREALIZED                      UNREALIZED                   UNREALIZED
     DESCRIPTION OF SECURITIES     FAIR VALUE       LOSS         FAIR VALUE         LOSS        FAIR VALUE        LOSS
------------------------------     ----------   ------------     ----------      ---------     -----------    -----------
                                                                       (In Thousands)
CMO's and REMICS                    $ 18,928       $   (133)      $  1,280       $    (14)       $ 20,208       $   (147)
Mortgage-backed securities             9,076            (58)             -              -           9,076            (58)
                                    --------       --------       --------       --------        --------       --------
                                    $ 28,004       $   (191)      $  1,280       $    (14)       $ 29,284       $   (205)
                                    ========       ========       ========       ========        ========       ========

The foregoing represent thirteen securities that, due to the current interest rate environment, have declined in value but do not presently represent realized losses. The Corporation anticipates that the above securities, which have been in a continuous loss position but are not other-than-temporarily impaired, will be kept in its portfolio. If held, it is anticipated that these securities will continue to receive principal pay downs and ultimately regain value. If the Corporation determines that any of the above securities are impaired, they will be deemed permanently impaired and the realized loss will be recorded.

NOTE 5 - LOANS RECEIVABLE

Loans receivable held for investment consist of the following (in thousands):

                                                   MARCH 31,
                                          ---------------------------
                                             2004            2003
                                          -----------     -----------
First mortgage loans:
  Single-family residential               $  748,216      $  724,900
  Multi-family residential                   521,646         474,678
  Commercial real estate                     801,841         747,682
  Construction                               392,713         331,338
  Land                                       123,823          47,951
                                          ----------      ----------
                                           2,588,239       2,326,549
Second mortgage loans                        290,139         269,990
Education loans                              191,472         166,507
Commercial business loans and leases         156,636         137,360
Credit card and other consumer loans          62,353          66,150
                                          ----------      ----------
                                           3,288,839       2,966,556

Less:
  Undisbursed loan proceeds                  187,364         160,724
  Allowance for loan losses                   28,607          29,677
  Unearned loan fees                           5,946           4,946
  Discount on purchased loans                    103             147
  Unearned interest                                7              74
                                          ----------      ----------

                                             222,027         195,568
                                          ----------      ----------
                                          $3,066,812      $2,770,988
                                          ==========      ==========


A summary of the activity in the allowance for loan losses follows:

                                                   YEAR ENDED MARCH 31,
                                      -----------------------------------------
                                         2004         2003            2002
                                      --------    -----------       --------
                                               (Dollars In Thousands)
Allowance at beginning of year        $ 29,677       $ 31,065       $ 24,076
Provision                                1,950          1,800          2,485
Charge-offs                             (3,636)        (3,517)        (4,090)
Recoveries                                 616            329            156
Purchase of Ledger Capital Corp.             -              -          8,438
                                      --------       --------       --------
Allowance at end of year              $ 28,607       $ 29,677       $ 31,065
                                      ========       ========       ========

At March 31, 2004, the Corporation has identified assets of $11.7 million of loans as impaired, net of reserves. Impaired loans increased $6.9 million at March 31, 2004 from $4.8 million at March 31, 2003. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such loans are not, nor have been, on a past due and non-accrual status. The increase in impaired loans is largely due to the addition of four commercial real estate loans and one commercial business loan which all have a carrying value greater than

$1.0 million. These additions were partially offset by the removal of a commercial business loan with a carrying value greater than $1.0 million. A summary of the details regarding impaired loans follows:

                                                             AT MARCH 31,
                                                ------------------------------------
                                                  2004         2003        2002
                                                -------      -------      ------
                                                             (In Thousands)
Impaired loans with valuation
  reserve required                              $17,126      $ 8,483      $11,467
Less:
  Specific valuation allowance                    5,382        3,717        4,240
                                                -------      -------      -------
Total impaired loans                            $11,744      $ 4,766      $ 7,227
                                                =======      =======      =======
Average impaired loans                          $ 6,389      $ 6,288      $ 6,216
Interest income recognized
  on impaired loans                             $   710      $   613      $   740
Interest income recognized on a cash basis
  on impaired loans                             $   710      $   613      $   740

Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note
9.

A substantial portion of the Bank's loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $2,705,330,000 and $2,526,645,000 at March 31, 2004 and 2003,
respectively.

NOTE  6 - GOODWILL, OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS

The Corporation's carrying value of goodwill was $20.0 million at March 31, 2004 and at March 31, 2003. Information regarding the Company's other intangible assets follows:

                                           MARCH 31, 2004                            MARCH 31, 2003
                                ---------------------------------    -------------------------------------
                                CARRYING     ACCUMULATED                CARRYING     ACCUMULATED
                                 AMOUNT      AMORTIZATION   NET          AMOUNT      AMORTIZATION    NET
                                ---------------------------------    -------------------------------------
                                                              (In Thousands)
Other intangible assets:
  Core deposit premium           $ 3,408      $ 2,229      $ 1,179      $ 3,408      $ 1,377      $ 2,031
  Mortgage servicing rights       21,613        9,325       12,288       23,283       11,564       11,719
                                 =======      =======      =======      =======      =======      =======
  Total                          $25,021      $11,554      $13,467      $26,691      $12,941      $13,750
                                 =======      =======      =======      =======      =======      =======

Mortgage servicing rights of $12,288,000, $11,719,000, and $13,150,000 are included in other assets for the years ended March 31, 2004, 2003 and 2002, respectively. $9,385,000, $10,942,000, and $10,196,000 were capitalized during the years ended March 31, 2004, 2003, and 2002, respectively. Amortization of mortgage servicing rights was $9,325,000, $11,564,000, and $5,175,000, for the years ended March 31, 2004, 2003, and 2002, respectively.

The valuation allowance for the impairment of mortgage servicing rights was $2,425,000 and $2,934,000 for the years ended March 31, 2004 and 2003, respectively. For discussion of the fair value of mortgage servicing rights and method of valuation, see Note 1.

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

                                                    MORTGAGE            CORE
                                                   SERVICING           DEPOSIT
                                                     RIGHTS            PREMIUM            TOTAL
                                                  ---------------    -------------    ------------
                                                                  (In Thousands)
Year ended March 31, 2004 (actual)                 $        9,325     $        852    $     10,177
Estimate for the year ended March 31,
                                    2005                    6,144              852           6,996
                                    2006                    3,072              327           3,399
                                    2007                    1,536                -           1,536
                                    2008                    1,536                -           1,536
                                                  ---------------     -------------   ------------
                                                  $        12,288     $      1,179    $     13,467
                                                  ===============     =============   ============

NOTE  7 - OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows (in thousands):

                                                                MARCH 31,
                                                     -------------------------------
                                                           2004             2003
                                                        ---------          -------
Land and land improvements                                $ 6,781          $ 7,670
Office buildings                                           35,664           34,791
Furniture and equipment                                    31,234           28,461
Leasehold improvements                                      2,456            2,331
                                                          -------          -------
                                                           76,135           73,253
Less allowance for depreciation and amortization           44,902           41,348
                                                          -------          -------
                                                          $31,233          $31,905
                                                          =======          =======

During the years ending March 31, 2004, 2003, and 2002, building depreciation expense was $1,337,000, $1,166,000, and $962,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2004, 2003, and 2002 was $2,635,000, $2,580,000, and $2,156,000, respectively.

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2029. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2004:

                                                         AMOUNT OF FUTURE
   YEAR                                                  MINIMUM PAYMENTS
------------------------------------------------------   ----------------
                        (Dollars in thousands)
   2005                                                      $  1,131
   2006                                                         1,058
   2007                                                           902
   2008                                                           821
   2009                                                           805
Thereafter                                                      6,360
                                                             --------
   Total                                                     $ 11,077
                                                             ========

For the years ended March 31, 2004, 2003 and 2002, leasehold rental expense was $1,060,000, $826,000 and $752,000, respectively.

NOTE 8 - DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                                           MARCH 31,
                                                              -----------------------------------------------------------------
                                                                                  WEIGHTED                            WEIGHTED
                                                                   2004        AVERAGE RATE           2003         AVERAGE RATE
                                                              -----------------------------------------------------------------
Negotiable order of withdrawal ("NOW") accounts:
   Non-interest-bearing                                       $   224,015          0.00%          $   260,551          0.00%
   Interest-bearing
     Fixed rate                                                   118,471          0.20%               99,917          0.26%
     Variable rate                                                 51,469          0.39%               52,087          0.44%
                                                                  -------                             -------
                                                                  393,955          0.11%              412,555          0.12%

Variable rate insured money market accounts                       314,913          0.50%              352,736          0.75%
Passbook accounts                                                 229,349          0.40%              196,320          0.50%
Certificates of deposit:
   0.00% to 2.99%                                               1,164,180          2.10%              529,798          2.35%
   3.00% to  4.99%                                                339,461          3.80%              869,557          3.67%
   5.00% to  6.99%                                                152,341          5.28%              201,276          5.31%
   7.00% to  8.99%                                                    136          7.16%                  726          7.10%
Ledger purchase accounting adjustment                               1,767                               3,119
                                                              -----------                         -----------
                                                                1,657,885          2.74%            1,604,476          3.43%
                                                              -----------                         -----------
                                                                2,596,102          1.86%            2,566,087          2.67%

Accrued interest on deposits                                        6,852                               8,101
                                                              -----------                         -----------
                                                              $ 2,602,954                         $ 2,574,188
                                                              ===========                         ===========

A summary of annual maturities of certificates of deposit outstanding at March 31, 2004 follows (in thousands):

      MATURES DURING YEAR ENDED MARCH 31,       AMOUNT
--------------------------------------------------------
               2005                          $   995,064
               2006                              451,605
               2007                               81,897
               2008                               96,074
            Thereafter                            33,245
                                             -----------
                                             $ 1,657,885
                                             -----------

At March 31, 2004 and 2003, certificates of deposit with balances greater than or equal to $100,000 amounted to $216,484,000, and $204,610,000, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

Federal Home Loan Bank ("FHLB") and other borrowings consist of the following (dollars in thousands):

                                                   MARCH 31, 2004            MARCH 31, 2003
                                              -------------------------------------------------
                          MATURES DURING                     WEIGHTED                  WEIGHTED
                       YEAR ENDED MARCH 31,    AMOUNT          RATE       AMOUNT         RATE
                       ------------------------------------------------------------------------
FHLB advances:                 2004                  -            -       129,500        4.15%
                               2005            155,200         3.99%      137,900        4.34
                               2006            184,740         3.11        91,850        4.26
                               2007            209,468         3.24        83,368        4.32
                               2008             99,420         3.32        44,650        3.75
                               2009             85,000         4.50        49,000        5.40
                               2010              2,150         3.42             -        0.00
                               2011              4,350         5.30         3,000        6.06
                               2012             15,000         4.90        15,000        4.90
Other loans payable           various           76,231         3.11        41,548        2.78
                                              --------                  ---------
                                              $831,559         3.52%    $ 595,816        4.24%
                                              ========         ====     =========        ====

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 75% of single-family loans and to 50% of multi-family loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $87,320,000 at March 31, 2004. The FHLB borrowings are also collateralized by mortgage-related securities of $142.7 million. There were no investment securities pledged as collateral for FHLB borrowings at March 31, 2004.

Included in other loans payable is a short-term line of credit to the Corporation in the amount of $75.0 million at U.S. Bank. As of March 31, 2004, and 2003, the Corporation had drawn a total of $50.6 million, and $37.3 million, respectively. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2004. The remaining balance of other loans payable represent mortgage loans on real estate held for development with a carrying value of $25.6 million and an undrawn portion of $78.0 million.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2004, the most recent notification from the Office of Thrift Supervision ("OTS") categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank's category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank's capital ratios and the ratios required by its federal regulators at March 31, 2004 and 2003 (dollars in thousands):

                                                                                       MINIMUM REQUIRED
                                                               MINIMUM REQUIRED           TO BE WELL
                                                                  FOR CAPITAL         CAPITALIZED UNDER
                                            ACTUAL             ADEQUACY PURPOSES       OTS REQUIREMENTS
                                     ------------------------------------------------------------------
                                       AMOUNT      RATIO       AMOUNT      RATIO      AMOUNT      RATIO
                                     ------------------------------------------------------------------
AS OF MARCH 31, 2004:
Tier 1 capital
  (to adjusted tangible assets)      $285,680      7.71%      $111,208     3.00%     $185,346     5.00%
Risk-based capital
  (to risk-based assets)              308,912     10.61        232,858     8.00       291,073    10.00
Tangible capital
  (to tangible assets)                285,680      7.71         55,604     1.50           N/A      N/A
AS OF MARCH 31, 2003:
Tier 1 capital
  (to adjusted tangible assets)      $258,057      7.43%      $104,234     3.00%     $173,723     5.00%
Risk-based capital
  (to risk-based assets)              283,004     10.63        213,027     8.00       266,283    10.00
Tangible capital
  (to tangible assets)                258,057      7.43         52,117     1.50           N/A      N/A

The following table reconciles stockholders' equity to federal regulatory capital at March 31, 2004 and 2003 (dollars in thousands):

                                                             MARCH 31,        MARCH 31,
                                                           ----------------------------
                                                              2004              2003
                                                           ----------------------------
Stockholders' equity of the Corporation                      $301,548         $293,004
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                  8,674           (8,496)
                                                             --------         --------
Stockholders' equity of the Bank                              310,222          284,508
Less: Intangible assets and other non-includable assets       (24,542)         (26,451)
                                                             --------         --------
Tier 1 and tangible capital                                   285,680          258,057
Plus: Allowable general valuation allowances                   23,232           24,947
                                                             --------         --------
Risk based capital                                           $308,912         $283,004
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

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Corporation maintains a defined contribution plan that covers substantially all employees with more than six months of service who are at least 21 years of age. Participating employees may contribute up to 15% of their compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee's compensation, 50% of the employee's contribution up to the next 2% of compensation, and 25% of each employee's contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation's contribution was $718,000, $683,000, and $781,000, for the years ended March 31, 2004, 2003, and 2002, respectively.

The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees with more than one year of employment who are at least 21 years of age. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2004, 2003 and 2002 was $493,000, and $978,000, and $450,000, respectively.

The activity in the ESOP shares of both plans is as follows:

                                                            YEAR ENDED MARCH 31,
                                           -----------------------------------------------------
                                              2004                 2003                  2002
                                           ----------            ---------            ----------
Balance at beginning of year               1,483,535             1,364,758            1,340,188
Additional shares purchased                   36,726               258,815               45,000
Shares distributed for terminations          (89,436)              (41,000)             (14,930)
Sale of shares for cash distributions        (41,401)              (99,038)              (5,500)
                                           ---------             ---------            ---------
  Balance at end of year                   1,389,424             1,483,535            1,364,758
Allocated shares included above            1,389,424             1,483,535            1,364,758
                                           ---------             ---------            ---------
  Unallocated shares                               -                     -                    -
                                           =========             =========            =========

During 1992, the Corporation formed four Management Recognition Plans ("MRPs") which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. Of these, 16,000 shares, 20,602 shares, and 22,556 shares were granted during the years ended March 31, 2004, 2003, and 2002, respectively, to employees in management positions. These grants had fair values of $380,000, $450,000, and $320,000, for the respective years. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank's employees become vested in the awarded shares. The amount amortized to expense was $221,000, $120,000, and $140,000 for the years ended March 31, 2004, 2003, and 2002, respectively. Shares vested during the years ended March 31, 2004, 2003, and 2002 and distributed to the employees totaled 5,000, 30,802, and 47,056, respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders' equity.

The activity in the MRP shares is as follows:

                                                  YEAR ENDED MARCH 31,
                                      ---------------------------------------
                                        2004           2003           2002
                                      ---------------------------------------
Balance at beginning of year          395,987        420,230         439,072
Additional shares purchased             6,646          6,559          28,214
Shares vested                           5,000        (30,802)        (47,056)
                                      -------        -------         -------
  Balance at end of year              397,633        395,987         420,230
Allocated shares included above        16,000          5,000          15,200
                                      -------        -------         -------
  Unallocated shares                  381,633        390,987         405,030
                                      =======        =======         =======

The Corporation has two types of deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first type of plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2004, 2003, and 2002 was $100,000, $100,000, $23,000, respectively. The second type of plan provides for contributions by the Corporation to supplement the participant's retirement. The expense associated with this plan for fiscal 2004, 2003, and 2002 was $871,000, $447,000 and $596,000, respectively.

NOTE 12 - INCOME TAXES

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions, which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 2004, retained earnings included approximately $46,057,000 for which no provision for income tax has been made. Income taxes of approximately $18,485,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.

The provision for income taxes consists of the following (in thousands):

                                           YEAR ENDED MARCH 31,
                                   2004          2003           2002
                                 -------------------------------------
Current:
 Federal                         $23,976       $24,440        $16,632
 State                             2,769         3,333           (233)
                                 -------       -------        -------
                                  26,745        27,773         16,399
Deferred:
 Federal                           1,571         2,274          3,061
 State                             1,155            88          1,019
                                 -------       -------        -------
                                   2,726         2,362          4,080
                                 -------       -------        -------
Total IncomeTax Expense          $29,471       $30,135        $20,479
                                 =======       =======        =======

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

                                                     YEAR ENDED MARCH 31,
                                              2004          2003          2002
                                            -----------------------------------
Income before income taxes                  $76,840       $79,698       $56,846
                                            =======       =======       =======

Income tax expense at federal statutory
 rate of 35%                                $26,894       $27,894       $19,896
State income taxes, net of federal income
 tax benefits                                 2,465         2,222           510
Increase in valuation allowance                   -            56            63
Other                                           112           (37)           10
                                            -------       -------       -------
 Income tax provision                       $29,471       $30,135       $20,479
                                            =======       =======       =======

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation's deferred tax assets (liabilities) are as follows (in thousands):

                                                                  AT MARCH 31,
                                                        2004          2003            2002
                                                     --------------------------------------
Deferred tax assets:
 Allowances for loan losses                           $11,812        $12,159        $12,556
 Other                                                  6,300          7,621          7,685
                                                      -------        -------        -------
 Total deferred tax assets                             18,112         19,780         20,241
 Valuation allowance                                     (278)          (392)          (336)
                                                      -------        -------        -------
 Adjusted deferred tax assets                          17,834         19,388         19,905
Deferred tax liabilities:
 FHLB stock dividends                                  (6,461)        (4,220)        (3,307)
 Excess servicing                                      (4,233)        (4,156)        (4,676)
 Other                                                 (2,887)        (4,017)        (2,565)
                                                      -------        -------        -------
  Total deferred tax liabilities                      (13,581)       (12,393)       (10,548)
                                                      -------        -------        -------
  Net deferred tax assets before effect of
   unrealized gains on available for sale securities    4,253          6,995          9,357
                                                      -------        -------        -------
  Tax effect of net unrealized gains/(losses)
  on available for sale securities                     (1,458)        (2,475)        (1,505)
                                                      -------        -------        -------
   Net deferred tax assets                            $ 2,795        $ 4,520        $ 7,852
                                                      =======        =======        =======

NOTE 13 - GUARANTEES.

Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" (FIN 45) requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 "Accounting for Contingencies." FIN 45 also requires a guarantor to make significant new disclosures (see below) even when the likelihood of making any payments under the guarantee is remote.

The Corporation's real estate investment segment, IDI, is required to guaranty the partnership loans of its subsidiaries, for the development of homes for sale. As of March 31, 2004 the Corporation's real estate investment subsidiary, IDI, had guaranteed $103.6 million for the following partnerships on behalf of the respective subsidiaries. As of that same date, $25.6 million is outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

                                                                  AMOUNT        AMOUNT
SUBSIDIARY                PARTNERSHIP              AMOUNT      OUTSTANDING   OUTSTANDING
  OF IDI                     ENTITY              GUARANTEED     AT 3/31/04    AT 3/31/03
---------------- ----------------------------    ----------    -----------   -----------
                                     (Dollars in thousands)
 Oakmont                 Chandler Creek           $  8,440       $ 7,340       $ 7,340

  Davsha                    Century                 31,750             -         1,010

Davsha II                   Paragon                  5,100         3,130         2,000

Davsha III           Indian Palms 147, LLC           8,500         1,650         2,700

Davsha IV             DH Indian Palms, LLC          20,070         3,330         1,700

 Davsha V            Villa Santa Rosa, LLC          12,500         5,490         3,300

Davsha VI              Bellasara 168, LLC           12,740         4,700         2,600

Davsha VII          La Vista Grande 121, LLC         4,500             -             -
                                                  --------       -------       -------
  Total                                           $103,600       $25,640       $20,650
                                                  ========       =======       =======

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

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $103.6 million. At March 31, 2004, the Corporation's aggregate net investment in these partnerships totaled $5.5 million consisting of assets of $38.0 million and cash and other assets of $2.4 million less other borrowings of $23.0 million (reported as a part of FHLB and other borrowings), other liabilities of $5.2 million (reported as a part of other liabilities) and minority interest of $6.7 million. These amounts represent the Corporation's maximum exposure to loss at March 31, 2004 as a result of involvement with these limited partnerships.

The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

                                                               MARCH 31,
                                                     ---------------------------
                                                          2004            2003
                                                     ---------------------------
Commitments to extend credit:
  Fixed rate                                         $   123,465      $  180,964
  Adjustable rate                                         67,280          33,507
Unused lines of credit:
  Home equity                                             89,949          81,725
  Credit cards                                            34,256          36,262
  Commercial                                             103,995          96,497
Letters of credit                                         38,638          28,968
Loans sold with recourse                                     272             368
Credit enhancement under the Federal
 Home Loan Bank of Chicago Mortgage
 Partnership Finance Program                              11,226           8,906
Real estate investment segment borrowings                 77,960           4,198

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago
(FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $14,578,000 and $43,054,000 at March 31, 2004 and 2003, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2004 and 2003 amounted to $111,146,000 and $251,458,000, respectively.

The Corporation participates in the FHLB Mortgage Partnership Finance Program (the Program). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Corporation enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB and the Corporation receives an agency fee reported as a component of gain on sale of loans. The Corporation had firm commitments outstanding to deliver loans through the Program of $31.1 million at March 31, 2004. Once delivered to the Program, the Corporation provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement fees.

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

Like many financial institutions located in Wisconsin, the Bank and its former affiliates transferred investment securities to out-of-state investment subsidiaries. The Bank's Nevada investment subsidiary now holds and manages these assets. The investment subsidiary has not filed returns with, or paid income or franchise taxes to, the state of Wisconsin. The Wisconsin Department of Revenue (the "Department") recently implemented a program to audit Wisconsin financial institutions which formed investment subsidiaries located outside of Wisconsin, and the Department has generally indicated that it intends to assess income or franchise taxes on the income of the out-of-state investment subsidiaries of Wisconsin banks. The Bank recently completed such an audit. The Department has not issued an assessment to the Bank, but the Department has stated that it intends to do so if the matter is not settled.

Prior to formation of the investment subsidiary, the Bank and its former affiliates sought and obtained private letter rulings from the Department regarding the non-taxability of the investment subsidiary in the state of Wisconsin. The Bank believes that it complied with Wisconsin law and the private rulings received from the Department and that it is not liable for any taxes or interest that the Department may claim. Should an assessment be forthcoming, the Bank intends to defend its position vigorously through the normal administrative appeals process in place at the Department and through other judicial channels should they become necessary. If the Bank had been required to pay Wisconsin income tax on the investment subsidiary's income for the year ended March 31, 2004, the Corporation's income tax expense would have been approximately $1.5 million higher than reported. This would have reduced the Corporation's diluted and basic earnings per share by approximately $0.07 per share. Furthermore, if the Department determines that the earnings of the Nevada investment subsidiary in open tax years prior to fiscal 2004 are subject to tax in Wisconsin, management estimates that the Bank may be subject to a tax obligation of up to $14 million, net of federal and state tax benefit. This amount includes an estimate for statutory interest, but excludes any penalties that may be assessed by the Department, which could be as high as 25% of the gross amount. Although the Bank will vigorously oppose any such assessment, there can be no assurance that the Department will not be successful in whole or in part in its efforts to tax the income of the Bank's Nevada investment subsidiary.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the financial position of the Corporation.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OFF-BALANCE-SHEET INSTRUMENTS: Fair values of the Corporation's off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2004 and 2003.

The carrying amounts and fair values of the Corporation's financial instruments consist of the following (in thousands):

                                                                              MARCH 31,
                                                  -----------------------------------------------------------
                                                             2004                             2003
                                                  ---------------------------     ---------------------------
                                                   CARRYING          FAIR          CARRYING          FAIR
                                                    AMOUNT           VALUE           AMOUNT          VALUE
                                                  -----------     -----------     -----------     -----------
Financial assets:
Cash equivalents                                  $   198,993     $   198,993     $   141,427     $   141,427
 Investment securities                                 29,514          29,514         100,190         100,287
 Mortgage-related securities                          225,221         225,407         248,749         251,828
Loans held for sale                                    14,578          14,737          43,054          43,054
Loans receivable                                    3,066,812       3,105,574       2,770,988       2,857,902
Federal Home Loan Bank stock                           87,320          87,320          81,868          81,868
Accrued interest receivable                            16,410          16,410          17,866          17,866

Financial liabilities:
Deposits                                            2,602,954       2,489,327       2,574,188       2,467,554
Federal Home Loan Bank and other borrowings           831,559         811,923         595,816         594,419
Accrued interest payable--borrowings                    2,400           2,400           2,148           2,148

NOTE 16 - CONDENSED PARENT ONLY FINANCIAL INFORMATION

The following represents the unconsolidated financial information of the
Corporation:

CONDENSED BALANCE SHEETS

                                                         MARCH 31,
                                                   ---------------------
                                                     2004         2003
                                                   --------     --------
                                                      (In Thousands)
ASSETS
Cash and cash equivalents                          $    127     $  1,046
Investment in subsidiaries                          314,412      286,743
Securities available for sale                         2,284        5,548
Loans receivable from non-bank subsidiaries          34,478       34,147
Other                                                 6,566        4,388
                                                   --------     --------
 Total assets                                      $357,867     $331,872
                                                   ========     ========

LIABILITIES
Loans payable                                      $ 50,600     $ 37,350
Other liabilities                                     5,719        1,518
                                                   --------     --------
 Total liabilities                                   56,319       38,868

STOCKHOLDERS' EQUITY
  Total stockholders' equity                        301,548      293,004
                                                   --------     --------
  Total liabilities and stockholders' equity       $357,867     $331,872
                                                   ========     ========

CONDENSED STATEMENTS OF INCOME

                                                     YEAR ENDED MARCH 31,
                                             -----------------------------------
                                               2004         2003          2002
                                             --------     --------      --------
                                                       (In Thousands)
Interest income                              $  1,153     $  1,332      $  1,787
Interest expense                                1,061        1,041         1,441
                                             --------     --------      --------
  Net interest income                              92          291           346
Equity in net income from subsidiaries         46,277       49,850        36,830
Non-interest income                             2,141         (460)          310
                                             --------     --------      --------
                                               48,510       49,681        37,486
Non-interest expense                              409          310         1,429
                                             --------     --------      --------
  Income before income taxes                   48,101       49,371        36,057
Income taxes                                      732         (192)         (310)
                                             --------     --------      --------
  Net income                                 $ 47,369     $ 49,563      $ 36,367
                                             ========     ========      ========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED MARCH 31,
                                                                           ------------------------------------
                                                                             2004          2003          2002
                                                                           --------      --------      --------
                                                                                      (In Thousands)
OPERATING ACTIVITIES
 Net income                                                                $ 47,369      $ 49,563      $ 36,367
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Equity in net income of subsidiaries                                       (46,277)      (49,850)      (36,830)
 Dividends from Bank subsidiary                                              18,500        46,500         5,000
 Other                                                                        2,769          (836)        3,705
                                                                           --------      --------      --------
  Net cash provided (used) by operating activities                           22,361        45,377         8,242

INVESTING ACTIVITIES
 Proceeds from maturities of investment securities                                -           250             -
 Proceeds from sales of investment securities available for sale                549            46         1,112
 Purchase of investment securities available for sale                             -          (236)         (400)
 Proceeds from sales of mortgage-related securities available for sale            -             -         3,969
 Net increase in loans receivable from non-bank subsidiaries                   (331)       (1,477)       (3,194)
 Cash paid to purchase Ledger Capital Corp                                        -             -        (3,318)
  Net cash provided by investing activities                                     218        (1,417)       (1,831)
                                                                           --------      --------      --------

FINANCING ACTIVITIES
 Increase (decrease) in loans payable                                        13,250        (5,350)       12,600
 Purchase of treasury stock                                                 (27,006)      (33,809)      (16,816)
 Exercise of stock options                                                    2,058         2,423         3,436
 Purchase of stock by retirement plans                                       (1,771)        2,349         2,087
 Cash dividend paid                                                         (10,029)       (8,958)       (7,464)
                                                                           --------      --------      --------
  Net cash used by financing activities                                     (23,498)      (43,345)       (6,157)
  Increase (decrease) in cash and cash equivalents                             (919)          615           254
 Cash and cash equivalents at beginning of year                               1,046           431           177
                                                                           --------      --------      --------
  Cash and cash equivalents at end of year                                 $    127      $  1,046      $    431
                                                                           ========      ========      ========

NOTE 17 - SEGMENT INFORMATION

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the years ended March 31, 2004, 2003, and 2002, respectively.

                                                                                        YEAR ENDED MARCH 31, 2004
                                                                      --------------------------------------------------------------
                                                                                             (In Thousands)
                                                                                                                        CONSOLIDATED
                                                                      REAL ESTATE       COMMUNITY      INTERSEGMENT      FINANCIAL
                                                                      INVESTMENTS        BANKING       ELIMINATIONS      STATEMENTS
                                                                      -----------      -----------     ------------     -----------
Interest income                                                       $       325      $   190,262     $      (325)     $   190,262
Interest expense                                                              274           79,907            (274)          79,907
                                                                      -----------      -----------     -----------      -----------
  Net interest income (loss)                                                   51          110,355             (51)         110,355
Provision for loan losses                                                       -            1,950               -            1,950
                                                                      -----------      -----------     -----------      -----------
  Net interest income (loss) after provision for loan losses                   51          108,405             (51)         108,405
Real estate investment partnership revenue                                 49,410                -             325           49,735
Other revenue (expense) from real estate operations                          (365)               -               -             (365)
Other income                                                                    -           76,499               -           76,499
Real estate investment partnership cost of sales                          (29,881)               -               -          (29,881)
Other expense from real estate partnership operations                      (9,575)               -            (274)          (9,849)
Minority interest in income of real estate partnerships                    (4,063)               -               -           (4,063)
Other expense                                                                   -          113,641               -          113,641
                                                                      -----------      -----------     -----------      -----------
  Income before income taxes                                                5,577           71,263               -          164,426
Income tax expense                                                          1,903           27,568               -           29,471
                                                                      -----------      -----------     -----------      -----------
  Net income                                                          $     3,674      $    43,695     $         -      $    47,369
                                                                      ===========      ===========     ===========      ===========

Total Assets                                                          $    80,136      $ 3,730,250     $         -      $ 3,810,386

                                                                                        YEAR ENDED MARCH 31, 2003
                                                                     ----------------------------------------------------------
                                                                                               (In Thousands)
                                                                                                                   CONSOLIDATED
                                                                     REAL ESTATE      COMMUNITY    INTERSEGMENT     FINANCIAL
                                                                     INVESTMENTS       BANKING     ELIMINATIONS     STATEMENTS
                                                                     -----------     ----------    ------------    ------------
Interest income                                                      $       26      $  209,605     $      (26)     $  209,605
Interest expense                                                            294          92,856           (294)         92,856
                                                                     ----------      ----------     ----------      ----------
  Net interest income (loss)                                               (268)        116,749            268         116,749
Provision for loan losses                                                     -           1,800              -           1,800
                                                                     ----------      ----------     ----------      ----------
  Net interest income (loss) after provision for loan losses               (268)        114,949            268         114,949
Real estate investment partnership revenue                                    -               -              -               -
Other revenue (expense) from real estate operations                           -               -              -               -
Other income                                                             16,088          32,816        (16,151)         32,753
Real estate investment partnership cost of sales                              -               -              -               -
Other expense from real estate partnership operations                         -               -              -               -
Minority interest in income of real estate partnerships                       -               -              -               -
Other expense                                                            15,883          68,004        (15,883)         68,004
                                                                     ----------      ----------     ----------      ----------
  Income before income taxes                                                (63)         79,761              -          79,698
Income tax expense (benefit)                                               (380)         30,515              -          30,135
                                                                     ----------      ----------     ----------      ----------
  Net income                                                         $      317      $   49,246     $        -      $   49,563
                                                                     ==========      ==========     ==========      ==========

Total Assets                                                         $   40,877      $3,497,744     $        -      $3,538,621

                                                                                   YEAR ENDED MARCH 31, 2002
                                                                    ----------------------------------------------------
                                                                                     (In Thousands)
                                                                                                            CONSOLIDATED
                                                                    REAL ESTATE    COMMUNITY  INTERSEGMENT    FINANCIAL
                                                                    INVESTMENTS     BANKING   ELIMINATIONS   STATEMENTS
                                                                    -----------   ----------  ------------  ------------
Interest income                                                     $      185    $  225,701   $     (185)   $  225,701
Interest expense                                                           447       128,454         (447)      128,454
                                                                    ----------    ----------   ----------    ----------
  Net interest income                                                     (262)       97,247          262        97,247
Provision for loan losses                                                    -         2,485            -         2,485
                                                                    ----------    ----------   ----------    ----------
  Net interest income after provision for loan losses                     (262)       94,762          262        94,762
Real estate investment partnership revenue                                   -             -            -             -
Other revenue (expense) from real estate operations                          -             -            -             -
Other income                                                            20,599        21,282      (20,266)       21,615
Real estate investment partnership cost of sales                             -             -            -             -
Other expense from real estate partnership operations                        -             -            -             -
Minority interest in income of real estate partnerships                      -             -            -             -
Other expense                                                           20,004        59,531      (20,004)       59,531
                                                                    ----------    ----------   ----------    ----------
  Income (loss) before income taxes                                        333        56,513            -        56,846
Income tax expense (benefit)                                              (642)       21,121            -        20,479
                                                                    ----------    ----------   ----------    ----------
  Net income (loss)                                                 $      975    $   35,392   $        -    $   36,367
                                                                    ==========    ==========   ==========    ==========

Total Assets                                                        $   46,986    $3,460,090   $        -    $3,507,076

NOTE 18 - EARNINGS PER SHARE

The computation of earnings per share for fiscal years 2004, 2003, and 2002 is as follows:

                                                             TWELVE MONTHS ENDED MARCH 31,
                                                       -------------------------------------------
                                                          2004            2003            2002
                                                       -----------     -----------     -----------
Numerator:
      Net income                                       $47,368,586     $49,563,246     $36,366,934
                                                       -----------     -----------     -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                                   $47,368,586     $49,563,246     $36,366,934

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                              22,882,166      24,003,163      22,852,144
      Effect of dilutive securities:
        Employee stock options                             502,686         581,257         593,423
        Management Recognition Plans                        14,702           8,012          17,300
                                                       -----------     -----------     -----------
      Denominator for diluted earnings per
        share--adjusted weighted-average
        common shares and assumed conversions           23,399,554      24,592,432      23,462,867
                                                       ===========     ===========     ===========
Basic earnings per share                               $      2.07     $      2.06     $      1.59
                                                       ===========     ===========     ===========
Diluted earnings per share                             $      2.02     $      2.02     $      1.55
                                                       ===========     ===========     ===========

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the "Corporation") as of March 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anchor BanCorp Wisconsin Inc. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, in 2004 Anchor BanCorp Wisconsin Inc. changed its methodology for accounting for real estate investment partnerships.

/s/   Ernst & Young LLP

Milwaukee, Wisconsin
May 14, 2004

QUARTERLY FINANCIAL INFORMATION

                                          MAR 31,     DEC 31,    SEP 30,     JUN 30,    MAR 31,    DEC 31,      SEP 30,     JUN 30,
                                           2004        2003        2003       2003        2003       2002        2002        2002
                                         --------    --------    --------    --------   --------   --------    --------    --------
                                                               (In Thousands, Except Per Share Data)
Interest income:
Loans                                    $ 42,244    $ 42,905    $ 43,570    $ 44,112   $ 43,853   $ 45,504    $ 47,467    $ 48,024
Securities and other                        3,850       4,336       4,315       4,930      5,483      6,983       5,867       6,424
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Total interest income                     46,094      47,241      47,885      49,042     49,336     52,487      53,334      54,448
Interest expense:
Deposits                                   12,377      13,160      13,820      14,483     14,492     16,177      16,813      18,357
Borrowings and other                        6,894       6,591       6,483       6,099      6,148      6,611       6,949       7,309
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Total interest expense                    19,271      19,751      20,303      20,582     20,640     22,788      23,762      25,666
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Net interest income                       26,823      27,490      27,582      28,460     28,696     29,699      29,572      28,782
Provision for loan losses                     600         450         450         450        450        450         450         450
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Net interest income after
  provision for loan losses                26,223      27,040      27,132      28,010     28,246     29,249      29,122      28,332

Real estate investment partnership
  revenue                                  37,879      11,856           -           -          -          -           -           -
Service charges on deposits                 1,970       2,046       2,121       2,004      1,816      1,867       1,868       1,698
Net gain on sale of loans                   2,426       1,683       1,411       9,807      6,346      7,605       4,928       1,841
Net gain (loss) on sale of investments
  and mortgage-related securities           3,041         (40)        (12)        352        837        206         666          89
Other revenue (expense) from real
  estate operations                        (3,616)       (682)      3,295         638          -          -           -           -
Other non-interest income                   2,155       2,393       1,084         265      2,365       (723)       (455)      1,799
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Total non-interest income                 43,855      17,256       7,899      13,066     11,364      8,955       7,007       5,427

Compensation                                9,359       9,995       9,276      10,388     10,138      9,210       8,883       9,208
Real estate partnership cost of sales      22,094       7,787           -           -          -          -           -           -
Other expenses from real estate
partnership operations                      8,796       1,053           -           -          -          -           -           -
Minority interest in income of real
  estate partnership operations             2,585       1,478           -           -          -          -           -           -
Other non-interest expense                  7,583       7,906       7,579       7,762      8,002      7,327       7,847       7,389
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Total non-interest expense                50,417      28,219      16,855      18,150     18,140     16,537      16,730      16,597
                                         --------    --------    --------    --------   --------   --------    --------    --------
 Income before income taxes                19,661      16,077      18,176      22,926     21,470     21,667      19,399      17,162
Income taxes                                7,523       6,139       6,976       8,833      8,203      8,260       7,285       6,387
                                         --------    --------    --------    --------   --------   --------    --------    --------
   Net income                            $ 12,138    $  9,938    $ 11,200    $ 14,093   $ 13,267   $ 13,407    $ 12,114    $ 10,775
                                         ========    ========    ========    ========   ========   ========    ========    ========

Earnings Per Share:
 Basic                                   $   0.54    $   0.44    $   0.49    $   0.61   $   0.56   $   0.56    $   0.50    $   0.43
 Diluted                                     0.53        0.43        0.48        0.59       0.55       0.55        0.49        0.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information relating to Directors and Executive Officers is incorporated herein by reference to pages 3 to 13 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2004.

      The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation's website at www.anchorbank.com.

ITEM 11. EXECUTIVE COMPENSATION

      The information relating to executive compensation is incorporated herein by reference to pages 18 to 28 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 14 to 17 in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2004.

      The information relating to the Equity Compensation Plan table is incorporated herein by reference to pages 20 to 21 in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to certain relationships and related transactions is incorporated herein by reference to page 29 to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on July 27, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

      The following consolidated financial statements of the Corporation and its subsidiaries, together with the report thereon of Ernst & Young LLP, dated May 14, 2004 are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

      Consolidated Balance Sheets at March 31, 2004 and 2003.

      Consolidated Statements of Income for each year in the three-year period ended March 31, 2004.

      Consolidated Statements of Stockholders' Equity for each year in the three-year period ended March 31, 2004.

      Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2004.

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

            10.20 2001 Stock Option Plan for Non-Employee Directors
                  (incorporated herein by reference to the Registrant's proxy statement filed on June 29, 2001).

            10.21 2004 Equity Incentive Plan (incorporated herein by reference to the Registrant's proxy statement filed June 11, 2004.

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

EXHIBIT 31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

EXHIBIT 31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and
                  Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

EXHIBIT 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this report.

EXHIBIT 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this report.

      (b)   FORMS 8-K

            The Corporation filed a Current Report on Form 8-K on January 28, 2004 under Items 7 and 12 to furnish the Corporation's earnings release for the quarter ended December 31, 2003.

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

                                ANCHOR BANCORP WISCONSIN INC.

                                By:  /s/  Douglas J. Timmerman
                                     -------------------------------------------
                                     Douglas J. Timmerman
                                     Chairman of the Board, President and Chief
                                     Executive Officer

                                Date:  June 4, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By: /s/  Douglas J. Timmerman           By: /s/  Michael W. Helser
     ---------------------------------     -----------------------------------
    Douglas J. Timmerman                   Michael W. Helser
    Chairman of the Board, President       Treasurer and Chief Financial Officer
    and Chief Executive Officer            (principal financial and
    (principal executive officer)          accounting officer)
    Date:  June 4, 2004                    Date:  June 4, 2004

By: /s/ Donald D. Kropidlowski          By: /s/  Greg M. Larson
    ------------------------------          --------------------------------
    Donald D. Kropidlowski                  Greg M. Larson
    Director                                Director
    Date:  June 4, 2004                     Date:  June 4, 2004

By: /s/ Richard A. Bergstrom            By: /s/  Pat Richter
    ------------------------------          --------------------------------
    Richard A. Bergstrom                    Pat Richter
    Director                                Director
    Date:  June 4, 2004                     Date:  June 4, 2004

By: /s/ Bruce A. Robertson             By: /s/  Holly Cremer Berkenstadt
    ------------------------------          --------------------------------
    Bruce A. Robertson                      Holly Cremer Berkenstadt
    Director                                Director
    Date:  June 4, 2004                     Date:  June 4 2004

By: /s/ James D. Smessaert              By: /s/  David L. Omachinski
    ------------------------------          --------------------------------
    James D. Smessaert                      David L. Omachinski
    Director                                Director
    Date:  June  4 2004                     Date:  June 4, 2004

By: /s/ Donald D. Parker                By: /s/  Mark D. Timmerman
    ------------------------------          --------------------------------
    Donald D. Parker                        Mark D. Timmerman
    Director                                Director
    Date:  June 4, 2004                     Date:  June 4, 2004