Form 10-Q
period 2004-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2004-08-06
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Wisconsin                                         39-1726871
      -------------------                                   ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       25 West Main Street
        Madison, Wisconsin                                    53703
      ------------------------                              ---------
(Address of principal executive office)                     (Zip Code)

                                 (608) 252-8700
                       ----------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                     ---------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

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

                      Class: Common stock -- $.10 Par Value

          Number of shares outstanding as of July 31, 2004: 23,060,279

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

                                                                                                          PAGE #
                                                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of June 30, 2004
                              and March 31, 2004                                                              2

                              Consolidated Statements of Income for the Three
                              Months Ended June 30, 2004 and 2003                                             3

                              Consolidated Statements of Cash Flows for the Three Months
                              Ended June 30, 2004 and 2003                                                    4

                              Notes to Unaudited Consolidated Financial Statements                            6

         Item 2       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                  10

                              Results of Operations                                                          11

                              Financial Condition                                                            15

                              Asset Quality                                                                  16

                              Liquidity & Capital Resources                                                  19

                              Asset/Liability Management                                                     22

                              Segment Reporting                                                              23

         Item 3       Quantitative and Qualitative Disclosures About Market Risk                             25

         Item 4       Controls and Procedures                                                                25

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                                      25
         Item 2       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities       26
         Item 3       Defaults upon Senior Securities                                                        26
         Item 4       Submission of Matters to a Vote of Security Holders                                    26
         Item 5       Other Information                                                                      27
         Item 6       Exhibits and Reports on Form 8-K                                                       27

SIGNATURES                                                                                                   28

                           CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                                 JUNE 30,             MARCH 31,
                                                                                   2004                  2004
                                                                               ----------------------------------
                                                                               (In Thousands, Except Share Data)
ASSETS
Cash                                                                           $    59,855           $    65,938
Interest-bearing deposits                                                          106,377               133,055
                                                                               -----------           -----------
  Cash and cash equivalents                                                        166,232               198,993
Investment securities available for sale                                            48,865                29,514
Mortgage-related securities available for sale                                     204,051               220,918
Mortgage-related securities held to maturity (fair value of
 $3,869 and $4,489, respectively)                                                    3,740                 4,303
Loans receivable, net:
  Held for sale                                                                     11,032                14,578
  Held for investment                                                            3,162,136             3,066,812
Foreclosed properties and repossessed assets, net                                      687                 2,422
Real estate held for development and sale                                           62,858                77,749
Office properties and equipment                                                     30,786                31,233
Federal Home Loan Bank stock--at cost                                               78,612                87,320
Accrued interest on investments and loans and other assets                          50,698                56,588
Goodwill                                                                            19,956                19,956
                                                                               -----------           -----------
     Total assets                                                              $ 3,839,653           $ 3,810,386
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits and advance payments by borrowers for taxes and insurance             $ 2,663,376           $ 2,609,686
Federal Home Loan Bank and other borrowings                                        807,614               831,559
Other liabilities                                                                   54,658                60,902
                                                                               -----------           -----------
    Total liabilities                                                            3,525,648             3,502,147
                                                                               -----------           -----------

Minority interest in real estate partnerships                                        6,290                 6,691
                                                                               -----------           -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                            -                     -
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339
 shares issued,22,997,911 and 22,954,535 shares outstanding, respectively            2,536                 2,536
Additional paid-in capital                                                          68,108                67,926
Retained earnings                                                                  291,891               284,329
Accumulated other comprehensive income                                                 184                 2,670
Treasury stock (2,365,428 shares and 2,408,804 shares, respectively), at cost      (49,244)              (50,324)
Unearned deferred compensation                                                      (5,760)               (5,589)
                                                                               -----------           -----------
     Total stockholders' equity                                                    307,715               301,548
                                                                               -----------           -----------
     Total liabilities and stockholders' equity                                $ 3,839,653           $ 3,810,386
                                                                               ===========           ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                    -------------------------------------
                                                                      2004                        2003
                                                                    -------------------------------------
                                                                    (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                               $ 43,088                     $ 44,112
Mortgage-related securities                                            2,188                        2,870
Investment securities                                                  1,533                        1,880
Interest-bearing deposits                                                227                          180
                                                                    --------                     --------
  Total interest income                                               47,036                       49,042

INTEREST EXPENSE:
Deposits                                                              11,816                       14,522
Notes payable and other borrowings                                     7,014                        6,060
                                                                    --------                     --------
  Total interest expense                                              18,830                       20,582
                                                                    --------                     --------
  Net interest income                                                 28,206                       28,460
Provision for loan losses                                                450                          450
                                                                    --------                     --------
  Net interest income after provision for loan losses                 27,756                       28,010

NON-INTEREST INCOME:
Real estate investment partnership revenue                            23,967                            -
Loan servicing income (loss)                                             478                       (1,601)
Service charges on deposits                                            2,195                        2,004
Insurance commissions                                                    634                          624
Net gain on sale of loans                                                299                        9,807
Net gain on sale of investments and mortgage-related securities          868                          352
Other revenue from real estate operations                                907                          638
Other                                                                    915                        1,242
                                                                    --------                     --------
  Total non-interest income                                           30,263                       13,066

NON-INTEREST EXPENSE:
Compensation                                                           9,869                       10,388
Real estate investment partnership cost of sales                      19,819                            -
Occupancy                                                              1,704                        1,609
Furniture and equipment                                                1,382                        1,448
Data processing                                                        1,276                        1,174
Marketing                                                              1,007                          790
Other expenses from real estate operations                             2,714                            -
Other                                                                  2,657                        2,741
                                                                    --------                     --------

  Total non-interest expense                                          40,428                       18,150
                                                                    --------                     --------
Minority interest in income of real estate partnership operations      1,582                            -
                                                                    --------                     --------
  Income before income taxes                                          16,009                       22,926
Income taxes                                                           5,412                        8,833
                                                                    --------                     --------
  Net income                                                        $ 10,597                     $ 14,093
                                                                    ========                     ========

Earnings per share:
  Basic                                                             $   0.47                     $   0.61
  Diluted                                                               0.46                         0.59
Dividends declared per share                                            0.11                         0.10

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                ---------------------------
                                                                                  2004             2003
                                                                                ---------------------------
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                     $  10,597        $  14,093
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
 Provision for loan losses                                                            450              450
 Provision for depreciation and amortization                                        1,105              888
 Net increase (decrease) due to origination and sale of loans held
  for sale                                                                          3,546          (18,612)
 Net gain on sales of loans                                                          (299)          (9,807)
 Amortization of stock benefit plans                                                   62               33
 Tax benefit from stock related compensation                                          182              989
 (Increase) decrease in accrued interest receivable                                (1,235)             195
 Decrease in accrued interest payable                                                (264)            (307)
 Decrease in accounts payable                                                      (8,609)            (171)
 Other                                                                             (8,835)         (14,014)
                                                                                ---------        ---------
  Net cash used by operating activities                                            (3,300)         (26,263)

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                    1,109              744
 Proceeds from maturities of investment securities                                 72,460           97,884
 Purchase of investment securities available for sale                             (92,552)         (82,921)
 Proceeds from sale of mortgage-related securities available for sale              12,869            4,535
 Purchase of mortgage-related securities available for sale                       (19,572)         (25,312)
 Principal collected on mortgage-related securities                                20,984           53,400
 Loans originated for investment                                                 (457,174)        (361,545)
 Principal repayments on loans                                                    390,395          328,975
 Purchases of office properties and equipment                                        (586)            (935)
 Sales of office properties and equipment                                             171                7
 Sales of real estate                                                               2,615             (344)
 Investment in real estate held for development and sale                           12,201            1,348
                                                                                ---------        ---------
  Net cash provided (used) by investing activities                                (57,080)          15,836

                                   (Unaudited)

                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                            2004              2003
                                                                          ---------------------------
                                                                                 (IN THOUSANDS)
FINANCING ACTIVITIES
Increase in deposit accounts                                              $  47,474         $  59,315
 Increase in advance payments by borrowers
   for taxes and insurance                                                    6,216             6,356
 Proceeds from notes payable to Federal Home Loan Bank                       47,200           154,450
 Repayment of notes payable to Federal Home Loan Bank                       (64,900)         (146,500)
 (Decrease) increase in other loans payable                                  (6,245)            3,848
 Treasury stock purchased                                                       -              (3,876)
 Exercise of stock options                                                      312               221
 Issuance of management and benefit plans                                        88               439
 Payments of cash dividends to stockholders                                  (2,526)           (2,381)
                                                                          ---------         ---------
   Net cash provided by financing activities                                 27,619            71,872
                                                                          ---------         ---------
   Net (decrease) increase in cash and cash equivalents                     (32,761)           61,445
 Cash and cash equivalents at beginning of period                           198,993           141,427
                                                                          ---------         ---------
   Cash and cash equivalents at end of period                             $ 166,232         $ 202,872
                                                                          =========         =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
  Interest on deposits and borrowings                                     $  17,595         $  20,777
  Income taxes                                                                6,412             3,551

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2004.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2004 and 2003, total comprehensive income amounted to $8.1 million and $13.5 million, respectively.

The Corporation's investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities ("VIE's") and therefore subject to the requirements of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

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

Minority interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners' share of income is reflected as minority interest in income of real estate partnership operations. For all VIE's formed after February 1, 2003, the statements of condition and results of operations must reflect prior period assets, liabilities, income and expense. Since none of the Corporation's VIE's were formed after February 1, 2003, no restatement of prior periods is required.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" in December, 2002. SFAS No. 148 amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.

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

                                         THREE MONTHS ENDED
                                              JUNE 30,
                                -------------------------------------
                                   2004                       2003
                                -------------------------------------
                                (In Thousands, Except Per Share Data)
Net Income
  As reported                   $   10,597                 $   14,093
  Pro forma                         10,471                     13,994

Earnings per share-Basic
  As reported                   $     0.47                 $     0.61
  Pro forma                           0.46                       0.61

Earnings per share-Diluted
  As reported                   $     0.46                 $     0.59
  Pro forma                           0.45                       0.59

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the three months ended June 30, 2004 and June 30, 2003 were estimated on the date of grant using the Black-Scholes option-pricing model.

Certain 2003 accounts have been reclassified to conform to the 2004 presentations.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at June 30, 2004 and at March 31, 2004. Information regarding the Company's other intangible assets follows:

                                        JUNE 30, 2004                   MARCH 31, 2004
                              --------------------------------  -------------------------------
                              CARRYING    ACCUMULATED           CARRYING  ACCUMULATED
                               AMOUNT    AMORTIZATION    NET     AMOUNT   AMORTIZATION    NET
                              --------------------------------  -------------------------------
                                                       (In Thousands)
Other intangible assets:
  Core deposit premium        $  3,408   $      2,442  $   966   $ 3,408  $      2,229  $ 1,179
  Mortgage servicing rights     15,938          2,728   13,210    21,613         9,325   12,288
                              --------   ------------  -------  --------  ------------  -------
  Total                       $ 19,346   $      5,170  $14,176   $25,021  $     11,554  $13,467
                              ========   ============  =======  ========  ============  =======

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of June 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                       MORTGAGE    CORE
                                       SERVICING  DEPOSIT
                                        RIGHTS    PREMIUM   TOTAL
                                       ---------  -------  -------
                                              (In Thousands)
Quarter ended June 30, 2004 (actual)   $   1,600  $   213  $ 1,813

Estimate for the year ended March 31,
                      2005                 6,400      852    7,252
                      2006                 3,360      114    3,474
                      2007                 1,725        -    1,725
                      2008                 1,725        -    1,725
                                       ---------  -------  -------
                                       $  13,210  $   966  $14,176
                                       =========  =======  =======

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2004, options for 41,661 shares of common stock were exercised at a weighted-average price of $10.47 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $593,000 was charged to retained earnings. During the quarter ended June 30, 2004, the Corporation issued 6,811 shares of treasury stock to the Corporation's retirement plans. The weighted-average cost of these shares was $24.75 per share or $169,000 in the aggregate and the gain of the market price over the cost of the treasury shares of $6,000 was credited to retained earnings. On May 14, 2004, the Corporation paid a cash dividend of $0.11 per share, amounting to $2.5 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three months ended June 30, 2004 and 2003 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                    2004          2003
                                                ---------------------------
Numerator:
      Net income                                 $10,597,198   $14,093,018
                                                 -----------   -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                             $10,597,198   $14,093,018

Denominator:
      Denominator for basic earnings per
        share--weighted-average common
        shares outstanding                        22,596,936    23,226,753
      Effect of dilutive securities:
        Employee stock options                       475,014       530,135
        Management Recognition Plans                   5,074        14,627
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                 -----------   -----------
        common shares and assumed conversions     23,077,024    23,771,515
                                                 ===========   ===========
Basic earnings per share                         $      0.47   $      0.61
                                                 ===========   ===========
Diluted earnings per share                       $      0.46   $      0.59
                                                 ===========   ===========

NOTE 6 - CONTINGENT LIABILITIES

The Wisconsin Department of Revenue recently completed an audit of AnchorBank in connection with the Department's review of financial institutions that transferred investment securities to its out-of-state investment subsidiaries. The Bank settled with the Department as regards the taxation of its Nevada investment subsidiary. Among other provisions, AnchorBank agreed to pay Wisconsin tax on the income of its Nevada investment subsidiary for the fourth quarter of fiscal 2004, and for future periods. Management estimates that in fiscal 2005, the additional income tax expense related to its Nevada investment subsidiary's operations will amount to approximately $0.06 per diluted share. The Company reduced its tax accrual, in part as a result of the settlement. This reduction, when combined with the impact of the settlement for periods prior to fiscal 2005, resulted in an increase in earnings for the quarter of approximately $0.05 cents per diluted share.

NOTE 7 - SUBSEQUENT EVENTS

On July 20, 2004, the Corporation declared a $0.125 per share cash dividend on its common stock to be paid on August 13, 2004 to stockholders of record on July 30, 2004.

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

SIGNIFICANT ACCOUNTING POLICIES

      There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:

- Establishing the amount of the allowance for loan losses requires the use of judgment as well as other systematic objective and quantitative methods. The loan portfolio, foreclosed properties, and repossessed assets are evaluated on a continuous basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, collateral value, loan portfolio composition, loan delinquencies, prior loss experience, anticipated loss of interest and losses inherent in the portfolio. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential loan problems based upon historical trends and ratios. To determine the level and composition of the loan loss allowance, the loan portfolio is broken out by categories of single-family residential, multi-family residential, commercial real estate, construction and land, consumer and commercial business. These categories are then further divided into performing and substandard, which includes performing and non-performing groups of loans. A five-year historical trend is applied to each category of performing loans to arrive at the appropriate levels of loss reserves for those respective categories based on the ratio of loss history to overall balance in each respective loan category. The non-performing groups are analyzed using the trends of the current year in which they are being evaluated. For commercial business loans, a three-year historical trend is applied since that category has shown significant growth both in terms of overall balance and loss history associated with that growth. The Corporation has allocated all of its allowance for loan losses to specific categories as a result of more precise analysis of loan portfolio performance. Also, within specific loan categories, certain loans may be identified for specific reserve allocations as well as the whole category of that loan type being reviewed for a calculated general reserve based on the foregoing analysis of trends and overall balance growth within that category.

- Valuation of mortgage servicing rights requires the use of judgment. Mortgage servicing rights are established on loans that are originated and subsequently sold with servicing rights retained. A portion of the loan's book basis to mortgage servicing rights is allocated when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

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

Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three months ended June 30, 2004, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three months ended June 30, 2004 decreased $3.5 million to $10.6 million from $14.1 million for the same period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to a decrease in the gain on sale of loans of $9.5 million partially offset by an increase of loan servicing income of $2.1 million and a decrease in income tax expense of $3.4 million.

Net Interest Income. Net interest income decreased $250,000 for the three months ended June 30, 2004 as compared to the same period in the prior year. Interest income decreased $2.0 million for the three months ended June 30, 2004 as compared to the same period in the prior year, primarily due to a decrease in the weighted average rate on interest earning assets to 5.22% from 5.83%. These decreases were offset by a decrease in interest expense of $1.8 million for the three months ended June 30, 2004 as compared to the same period in the prior year. The net interest margin decreased to 3.13% from 3.39% for the respective three-month periods. The decrease in the net interest margin is reflective of a decrease in the cost of funds, offset by a larger decrease in yields on loans as interest rates continue to decrease. The interest rate spread decreased to 3.05% from 3.27% for the same respective periods.

Interest income on loans decreased $1.0 million for the three months ended June 30, 2004 as compared to the same period in the prior year. This decrease was the result of a decrease of 63 basis points in the average yield on loans to 5.50% from 6.13% for the respective three-month periods. Interest income on mortgage-related securities decreased $680,000 for the three-month period ended June 30, 2004, as compared to the same period in the prior year, primarily due to a decrease of $19.7 million in the average balance of mortgage related securities and a decrease of 81 basis points in the average yield on mortgage-related securities to 3.99% from 4.80%. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $350,000 for the three-month period ended June 30, 2004, as compared to the same period in the prior year. This was primarily a result of a decrease of $44.4 million in the average balance of investment securities for the three-month period ended June 30, 2004, as compared to the same period in 2003. Interest income on interest-bearing deposits increased $50,000 for the three months ended June 30, 2004, as compared to the same period in 2003.

Interest expense on deposits decreased $2.7 million for the three months ended June 30, 2004, as compared to the same period in 2003. This decrease was due primarily to a decrease of 45 basis points in the weighted average cost of deposits to 1.78% from 2.23% for the respective three-month periods. Interest expense on notes payable and other borrowings increased $950,000 during the three months ended June 30, 2004, as compared to the same period in the prior year due primarily to an increase of $212.9 million in the average balance of notes payable and other borrowings for the three-month period ended June 30, 2004, as compared to the same period in 2003.

Provision for Loan Losses. Provision for loan losses remained constant at $450,000 for the three-month period ended June 30, 2004, as compared to the same period for the prior year. The provisions were based on management's ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.

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

                                                                 THREE MONTHS ENDED JUNE 30,
                                              -----------------------------------------------------------------
                                                             2004                             2003
                                              --------------------------------  -------------------------------
                                                                       AVERAGE                          AVERAGE
                                                AVERAGE                 YIELD/    AVERAGE               YIELD/
                                                BALANCE      INTEREST  COST(1)    BALANCE     INTEREST  COST(1)
                                              -----------------------------------------------------------------
                                                                     (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans (2)                            $ 2,425,125   $  32,875   5.42%   $ 2,232,645   $ 33,883   6.07%
Consumer loans (2)                                546,785       7,992   5.85        508,606      8,190   6.44
Commercial business loans (2)                     161,018       2,221   5.52        135,549      2,039   6.02
                                              -----------   ---------           -----------   --------
  Total loans receivable (2)                    3,132,928      43,088   5.50      2,876,800     44,112   6.13
Mortgage-related securities                       219,293       2,188   3.99        238,987      2,870   4.80
Investment securities                              61,599         270   1.75        111,409        526   1.89
Interest-bearing deposits                         102,140         227   0.89         53,179        180   1.35
Federal Home Loan Bank stock                       87,891       1,263   5.75         82,509      1,354   6.56
                                              -----------   ---------           -----------   --------
  Total interest-earning assets                 3,603,851      47,036   5.22      3,362,884     49,042   5.83
Non-interest-earning assets                       222,720                           194,730
                                              -----------                       -----------
  Total assets                                $ 3,826,571                       $ 3,557,614
                                              ===========                       ===========

INTEREST-BEARING LIABILITIES
Demand deposits                               $   736,841         754   0.41    $   777,480        963   0.50
Regular passbook savings                          248,249         262   0.42        214,395        294   0.55
Certificates of deposit                         1,671,948      10,800   2.58      1,618,653     13,265   3.28
                                              -----------   ---------           -----------   --------
  Total deposits                                2,657,038      11,816   1.78      2,610,528     14,522   2.23
Notes payable and other borrowings                815,933       7,014   3.44        603,064      6,060   4.02
                                              -----------   ---------           -----------   --------
  Total interest-bearing liabilities            3,472,971      18,830   2.17      3,213,592     20,582   2.56
                                                                        ----                             ----
Non-interest-bearing liabilities                   48,798                            45,940
                                              -----------                       -----------
  Total liabilities                             3,521,769                         3,259,532
Stockholders' equity                              304,802                           298,082
                                              -----------                       -----------
  Total liabilities and stockholders' equity  $ 3,826,571                       $ 3,557,614
                                              ===========                       ===========

  Net interest income/interest rate spread                  $  28,206   3.05%                 $ 28,460   3.27%
                                                            =========   ====                  ========   ====
  Net interest-earning assets                 $   130,880                       $   149,292
                                              ===========                       ===========
  Net interest margin                                                   3.13%                            3.39%
                                                                        ====                             ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities           1.04                              1.05
                                              ===========                       ===========

---------------------------------
(1) Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Non-Interest Income. Non-interest income increased $17.2 million to $30.3 million for the three months ended June 30, 2004, as compared to $13.1 million for the same period in 2003, primarily due to the addition of real estate investment partnership revenue of $24.0 million as a result of implementation of FIN 46 in the quarter ended December 31, 2003. Exclusive of the effects of FIN 46, non-interest income decreased $7.0 million, primarily as a result of the decrease in net gain on sale of loans of $9.5 million. The decrease in the gain on sale of loans was primarily due to the rising interest rate environment which resulted in significantly lower levels of refinancing activity. In addition, other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $330,000 for the three-month period ended June 30, 2004, as compared to the same period in the prior year. These decreases were partially offset by an increase in loan servicing income of $2.1 million and an increase of $520,000 in net gain on sale of investments and mortgage-related securities as compared to the same period in the prior year. The increase in loan servicing income was due primarily to decreased amortization of mortgage servicing rights, which resulted from decreases in loan sales and mortgage loan refinancings in the rising interest rate environment. In addition, service charges on deposits increased $190,000 and insurance commissions remained relatively constant for the three-month period ended June 30, 2004, as compared to the same period in the prior year.

Non-Interest Expense. Non-interest expense increased $22.3 million to $40.4 million for the three months ended June 30, 2004, as compared to $18.2 million for the same period in 2003, primarily due to the addition of real estate investment partnership cost of sales of $19.8 million and other expenses from real estate operations of $2.7 million as a result of implementation of FIN 46 in the quarter ended December 31, 2003. Exclusive of the effects of FIN 46, non-interest expense decreased $260,000 primarily as a result of the decrease in compensation expense of $520,000. In addition, other non-interest expense decreased $80,000 and furniture and equipment expense decreased $70,000 for the three months ended June 30, 2004 as compared to the same period in the prior year. These decreases were partially offset by an increase in marketing expense of $220,000, an increase in data processing expense of $100,000, and an increase in occupancy expense of $100,000 for the three-month period ended June 30, 2004 as compared to the same period in the prior year.

Income Taxes. Income tax expense decreased $3.4 million during the three months ended June 30, 2004, as compared to the same period in 2003. The decrease was the result of a decrease in income before income tax of $6.9 million to $16.0 million for the three months ended June 30, 2004 as compared to $22.9 million for the same period in the prior year. In addition, the Bank reduced its tax accrual following the settlement with the Wisconsin Department of Revenue as regards the taxation of its Nevada investment subsidiary. The effective tax rate was 33.8% for the current three-month period, as compared to 38.5% for the three-month period last year. The effective tax rate for future periods will likely increase due to the additional income tax expense related to its Nevada investment subsidiary.

FINANCIAL CONDITION

During the three months ended June 30, 2004, the Corporation's assets increased by $29.3 million from $3.81 billion at March 31, 2004 to $3.84 billion. The majority of this increase was attributable to an increase in loans and investments, which were partially offset by decreases in other categories such as mortgage-related securities, real estate held for development and Federal Home Loan Bank stock.

Total loans (including loans held for sale) increased $91.8 million during the three months ended June 30, 2004. Activity for the period consisted of (i) originations and purchases of $738.1 million, (ii) sales of $284.5 million, and
(iii) principal repayments and other adjustments of $361.8 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $17.4 million during the three months ended June 30, 2004 as a result of principal repayments and market value adjustments of $24.1 million and sales of $12.9 million. These decreases were partially offset by purchases of $19.6 million of mortgage-related securities in this three-month period. Mortgage-related securities consisted of $108.0 million of mortgage-backed securities and $99.8 million of Collateralized Mortgage Obligations ("CMO's") and Real Estate Mortgage Investment Conduits ("REMIC's") at June 30, 2004.

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

Investment securities increased $19.4 million during the three months ended June 30, 2004 as a result of purchases of $92.6 million of U.S. Government and agency securities, which were substantially offset by sales and maturities of $73.6 million of such securities.

Federal Home Loan Bank stock decreased $8.7 million for the quarter ended June 30, 2004. This decrease was related to a return of excess holdings of FHLB stock and was used to provide liquidity.

Real estate held for development decreased $14.9 million to $62.9 million as of June 30, 2004 from $77.7 million as of June 30, 2003. This decrease was the result of continued home and land lot sales.

Total liabilities increased $23.5 million during the three months ended June 30, 2004. This increase was largely due to a $53.7 million increase in deposits and was partially offset by a $23.9 million decrease in FHLB advances and other borrowings during the three-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $310.9 million at June 30, 2004 and $285.2 million at March 31, 2004, and generally mature within one to five years.

Stockholders' equity increased $6.2 million during the three months ended June 30, 2004 as a net result of (i) comprehensive income of $8.1 million, (ii) stock options exercised of $900,000 (with the excess of the cost of treasury shares over the option price ($590,000) charged to retained earnings), (iii) the issuance of shares for management and benefit plans of $90,000, and (iv) benefit plan shares earned and related tax adjustments totaling $180,000. These increases were partially offset by cash dividends of $2.5 million.

ASSET QUALITY

Non-performing assets increased $1.7 million to $19.0 million at June 30, 2004 from $17.3 million March 31, 2004 and increased as a percentage of total assets to 0.55% from 0.45% at such dates, respectively. Non-performing assets are summarized as follows at the dates indicated:

                                                                        AT MARCH 31,
                                                  AT JUNE 30,  -----------------------------
                                                      2004       2004      2003       2002
                                                  -----------  -------    -------    -------
                                                              (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 3,862    $ 3,247    $ 4,510    $ 4,505
 Multi-family residential                                 -          -        444        187
 Commercial real estate                               8,298      8,764      1,776      2,212
 Construction and land                                    -          -          -        168
 Consumer                                               525        642        661        933
 Commercial business                                  5,636      2,268      2,678      1,037
                                                    -------    -------    -------    -------
  Total non-accrual loans                            18,321     14,921     10,069      9,042
Real estate held for development and sale                 -          -         49         74
Foreclosed properties and repossessed assets, net       688      2,422      1,535      1,475
                                                    -------    -------    -------    -------
  Total non-performing assets                       $19,009    $17,343    $11,653    $10,591
                                                    =======    =======    =======    =======

Performing troubled debt restructurings             $   140    $ 2,649    $ 2,590    $   403
                                                    =======    =======    =======    =======

Total non-accrual loans to total loans                 0.55%      0.45%      0.34%      0.32%
Total non-performing assets to total assets            0.50       0.46       0.33       0.30
Allowance for loan losses to total loans               0.85       0.87       1.00       1.09
Allowance for loan losses to total
 non-accrual loans                                   155.75     191.72     294.74     346.04
Allowance for loan and foreclosure losses
 to total non-performing assets                      150.60     165.78     257.87     300.05

Non-accrual loans increased $3.4 million during the three months ended June 30, 2004. The increase was largely attributable to two commercial loans placed on non-accrual status during the three-month period. One was a $5.2 million commercial business loan secured by a computer software and consulting company located in Tempe, Arizona. The other was a $960,000 loan secured by a 54 unit motel located in Dodgeville, Wisconsin. At June 30, 2004, there were four non-accrual commercial loans with loan balances greater than $1.0 million. One loan is a commercial real estate loan which is secured by a 70 unit hotel located in Kenosha, Wisconsin, with a loan balance of $3.1 million at June 30, 2004. Another loan is a commercial real estate loan which is secured by retail property in Dallas, Texas, with a loan balance of $1.7 million at June 30, 2004. Another loan is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a loan balance of $1.5 million at June 30, 2004. The other loan with a loan balance greater than $1.0 million is a commercial business loan secured by the computer software and consulting company discussed above. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Foreclosed properties and repossessed assets decreased $1.7 million for the three months ended June 30, 2004. The decrease was not attributable to any one specific loan. There were no foreclosed properties and repossessed assets with a carrying value greater than $1.0 million at June 30, 2004.

Performing troubled debt restructurings decreased $2.5 million during the three months ended June 30, 2004 primarily due to a $2.1 million commercial real estate loan in Sonoma, California that was paid off during the quarter.

At June 30, 2004, assets that the Corporation had classified as substandard, net of reserves, consisted of $22.1 million of loans and foreclosed properties. As of March 31, 2004, substandard assets amounted to $31.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The decrease of $9.0 million in the substandard balance for the three months ended June 30, 2004 was in part attributable to the pay off of three previously classified loans which had carrying values of greater than $1.0 million. The three loans were located in Janesville, Wisconsin; Sonoma, California; and Minneapolis, Minnesota.

The category of substandard assets contains several loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $3.9 million, is secured by the assets of a stainless tank operation located in Cottage Grove, Wisconsin. Two loans with a carrying value of $4.4 million, are secured by a computer software and consulting company located in Tempe, Arizona. A third loan, with a carrying value of $1.8 million, is secured by a 70 unit hotel located in Kenosha, Wisconsin. A fourth loan, with a carrying value of $1.2 million, is secured by a commercial property located in Beloit, Wisconsin. A fifth loan, with a carrying value of $1.0 million is secured by retail property located in Dallas, Texas. A sixth loan, with a carrying value of $1.0 million, is secured by a 161 unit motel located in Schiller Park, Illinois.

At June 30, 2004, the Corporation had identified assets of $12.5 million as impaired, net of reserves. As of March 31, 2004, impaired loans were $11.7 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

                                           AT JUNE 30,           AT MARCH 31,
                                           -----------   ---------------------------
                                              2004        2004      2003       2002
                                           -----------   ---------------------------
                                                          (In Thousands)
Impaired loans with valuation
  reserve required                           $17,873     $17,126   $ 8,483   $11,467

Less:
  Specific valuation allowance                 5,376       5,382     3,717     4,240
                                             -------     -------   -------   -------

Total impaired loans                         $12,497     $11,744   $ 4,766   $ 7,227
                                             =======     =======   =======   =======
Average impaired loans                       $ 7,930     $ 6,389   $ 6,288   $ 6,216

Interest income recognized
  on impaired loans                          $    62     $   710   $   613   $   740

Interest income recognized on a cash basis
  on impaired loans                          $    62     $   710   $   613   $   740

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                     AT MARCH 31,
              AT JUNE 30,    ---------------------------
                 2004         2004      2003      2002
              -----------    ---------------------------
                               (In Thousands)
30 to 59 days   $ 7,536      $ 4,887   $10,083   $17,647
60 to 89 days     3,757       10,941     5,612     2,671
                -------      -------   -------   -------
    Total       $11,293      $15,828   $15,695   $20,318
                =======      =======   =======   =======

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for losses and the related adequacy of the balance in the allowance for losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for losses on loans follows:

                                     THREE MONTHS ENDED
                                          JUNE 30,
                                   ---------------------
                                     2004        2003
                                   ---------------------
                                   (Dollars In Thousands)
Allowance at beginning of period   $ 28,607     $ 29,677
Charge-offs:
  Mortgage                             (309)        (150)
  Consumer                             (274)        (217)
  Commercial business                    (5)         (73)
                                   --------     --------
     Total charge-offs                 (588)        (440)
Recoveries:
  Mortgage                                8          236
  Consumer                               22           28
  Commercial business                    36           86
                                   --------     --------
     Total recoveries                    66          350
                                   --------     --------
     Net charge-offs                   (522)         (90)
                                   --------     --------
Provision                               450          450
                                   --------     --------
Allowance at end of period         $ 28,535     $ 30,037
                                   ========     ========
Net charge-offs to
 average loans                        (0.07)%      (0.01)%
                                   ========     ========

Although management believes that the June 30, 2004 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, advances and other borrowings.

At June 30, 2004, the Corporation had outstanding commitments to originate loans of $162.1 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $271.3 million and loans sold with recourse to the Corporation in the event of default by the borrower of $268,000. The Corporation had sold loans with recourse in the amount of $11.7 million through the FHLB Mortgage Partnership Finance Program at June 30, 2004. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2004 amounted to $982.5 million and scheduled maturities of FHLB advances during the same period totaled $151.1 million. At June 30, 2004, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended June 30, 2004, the Bank's average liquidity ratio was 9.94%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at June 30, 2004 and March 31, 2004:

                                                                          MINIMUM REQUIRED
                                                       MINIMUM REQUIRED      TO BE WELL
                                                         FOR CAPITAL      CAPITALIZED UNDER
                                         ACTUAL       ADEQUACY PURPOSES   OTS REQUIREMENTS
                                   --------------------------------------------------------
                                     AMOUNT   RATIO     AMOUNT    RATIO    AMOUNT    RATIO
                                   --------------------------------------------------------
                                                     (Dollars In Thousands)
AS OF JUNE 30, 2004:
Tier 1 capital
  (to adjusted tangible assets)    $ 297,381   7.91%  $ 112,733    3.00%  $ 187,889    5.00%
Risk-based capital
  (to risk-based assets)             320,547  10.78     237,820    8.00     297,275   10.00
Tangible capital
  (to tangible assets)               297,381   7.91      56,367    1.50      N/A       N/A

AS OF MARCH 31, 2004:
Tier 1 capital
  (to adjusted tangible assets)    $ 285,680   7.71%  $ 111,208    3.00%  $ 185,346    5.00%
Risk-based capital
  (to risk-based assets)             308,912  10.61     232,858    8.00     291,073   10.00
Tangible capital
  (to tangible assets)               285,680   7.71      55,604    1.50      N/A       N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at June 30, 2004 and March 31, 2004:

                                                           JUNE 30,    MARCH 31,
                                                          ----------------------
                                                            2004         2004
                                                          ----------------------
                                                              (In Thousands)
Stockholders' equity of the Corporation                   $ 307,715    $ 301,548
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                               10,265        8,674
                                                          ---------    ---------
Stockholders' equity of the Bank                            317,980      310,222
Less: Intangible assets and other non-includable assets     (20,599)     (24,542)
                                                          ---------    ---------
Tier 1 and tangible capital                                 297,381      285,680
Plus: Allowable general valuation allowances                 23,166       23,232
                                                          ---------    ---------
Risk based capital                                        $ 320,547    $ 308,912
                                                          =========    =========

GUARANTEES

Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45") requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5 "Accounting for Contingencies." The recording of the liability has not significantly affected the Corporation's financial condition.

The Corporation's real estate investment segment, IDI, is required to guaranty the partnership loans of its subsidiaries, for the development of homes for sale. As of June 30, 2004, IDI had guaranteed $71.9 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $21.6 million was outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

                                                    AMOUNT       AMOUNT
SUBSIDIARY        PARTNERSHIP           AMOUNT    OUTSTANDING  OUTSTANDING
  OF IDI             ENTITY           GUARANTEED   AT 6/30/04   AT 3/31/04
----------  ------------------------  ----------  -----------  -----------
                              (Dollars in thousands)
 Oakmont         Chandler Creek       $    8,440  $     6,621  $     7,340

Davsha II           Paragon                5,100        3,132        3,130

Davsha III   Indian Palms 147, LLC         8,500        1,381        1,650

Davsha IV     DH Indian Palms, LLC        20,070        1,853        3,330

 Davsha V    Villa Santa Rosa, LLC        12,500        3,994        5,490

Davsha VI      Bellasara 168, LLC         12,740        2,476        4,700

Davsha VII  La Vista Grande 121, LLC       4,500        2,111            -
                                      ----------  -----------  -----------
  Total                               $   71,850  $    21,568  $    25,640
                                      ==========  ===========  ===========

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

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $71.9 million. At June 30, 2004, the Corporation's investment in these partnerships consisted of assets of $49.6 million and cash and other assets of $3.3 million. The liabilities of these partnerships consisted of other borrowings of $38.0 million (reported as a part of FHLB and other borrowings), other liabilities of $4.0 million (reported as a part of other liabilities) and minority interest of $6.3 million. These amounts represent the Corporation's maximum exposure to loss at June 30, 2004 as a result of involvement with these limited partnerships.

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation's cumulative net gap position at June 30, 2004 has not changed materially since March 31, 2004.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three months ended June 30, 2004 and 2003, respectively.

                                                                      THREE MONTHS ENDED JUNE 30, 2004
                                                        ------------------------------------------------------------
                                                                                                        CONSOLIDATED
                                                        REAL ESTATE      COMMUNITY      INTERSEGMENT     FINANCIAL
                                                        INVESTMENTS       BANKING       ELIMINATIONS     STATEMENTS
                                                        ------------    ------------    ------------    ------------
Interest income                                         $        130    $     46,960    $        (54)   $     47,036
Interest expense                                                 138          18,746             (54)         18,830
                                                        ------------    ------------    ------------    ------------
  Net interest income (loss)                                      (8)         28,214               -          28,206
Provision for loan losses                                          -             450               -             450
                                                        ------------    ------------    ------------    ------------
  Net interest income (loss) after provision
     for loan losses                                              (8)         27,764               -          27,756
Real estate investment partnership revenue                    23,967               -               -          23,967
Other revenue from real estate operations                        907               -               -             907
Other income                                                       -           5,389               -           5,389
Real estate investment partnership cost of sales             (19,819)              -               -         (19,819)
Other expense from real estate partnership operations         (2,714)              -               -          (2,714)
Minority interest in income of real estate
  partnerships                                                (1,582)              -               -          (1,582)
Other expense                                                      -         (17,895)              -         (17,895)
                                                        ------------    ------------    ------------    ------------
  Income before income taxes                                     751          15,258               -          16,009
Income tax expense                                               205           5,207               -           5,412
                                                        ------------    ------------    ------------    ------------
  Net income                                            $        546    $     10,051    $          -    $     10,597
                                                        ============    ============    ============    ============

Total Assets                                            $     70,003    $  3,769,650    $          -    $  3,839,653

                                                                    THREE MONTHS ENDED JUNE 30, 2003
                                                        --------------------------------------------------------
                                                                                                    CONSOLIDATED
                                                        REAL ESTATE     COMMUNITY    INTERSEGMENT    FINANCIAL
                                                        INVESTMENTS      BANKING     ELIMINATIONS    STATEMENTS
                                                        ------------   ------------  ------------   ------------
Interest income                                         $         22   $     49,042  $        (22)  $     49,042
Interest expense                                                  32         20,582           (32)        20,582
                                                        ------------   ------------  ------------   ------------
  Net interest income (loss)                                     (10)        28,460            10         28,460
Provision for loan losses                                          -            450             -            450
                                                        ------------   ------------  ------------   ------------
  Net interest income (loss) after provision
   for loan losses                                               (10)        28,010            10         28,010
Other income                                                   3,512         12,427        (2,874)        13,065
Other expense                                                  2,864         18,150        (2,864)        18,150
                                                        ------------   ------------  ------------   ------------
  Income before income taxes                                     638         22,287             -         22,925
Income tax expense                                               265          8,567             -          8,832
                                                        ------------   ------------  ------------   ------------
  Net income                                            $        373   $     13,720  $          -   $     14,093
                                                        ============   ============  ============   ============

Total assets                                            $     41,974   $  3,580,451  $          -   $  3,622,425

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Corporation's market rate risk has not materially changed from March 31, 2004. See the Corporation's Annual Report on Form 10-K for the year ended March 31, 2004.

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

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

          (a) - (d) Not applicable.

          (e) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation's Common Stock during the indicated periods.

                                                                      TOTAL NUMBER OF
                                                                    SHARES PURCHASED AS            MAXIMUM NUMBER OF
                             TOTAL NUMBER          AVERAGE            PART OF PUBLICLY           SHARES THAT MAY YET BE
                               OF SHARES          PRICE PAID         ANNOUNCED PLANS OR           PURCHASED UNDER THE
     PERIOD                    PURCHASED          PER SHARE               PROGRAMS               PLANS OR PROGRAMS (1)
------------------           ------------         ----------        -------------------          ----------------------
April 1 - 30, 2004                  -               $     -                    -                         960,650

May 1 - 31, 2004                    -                     -                    -                         960,650

June 1 - 30, 2004                   -                     -                    -                         960,650
                                  ---               -------                 ----                         -------

         Total                      -               $     -                    -                         960,650
                                  ===               =======                 ====                         =======

     (1) On October 28, 2003, the Corporation announced a program to repurchase up to 1.2 million shares of the Corporation's Common Stock. This repurchase plan expires October 28, 2004.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders was held on July 27, 2004. There were 22,983,200 shares of common stock that could be voted, and 19,768,317 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.

                                                                           NUMBER OF VOTES
                                                         ---------------------------------------------------
                                                           FOR                                     WITHHELD
                                                         ----------                                ---------
Election of Directors for three-year terms expiring
   in 2007:
      Greg M. Larson                                     17,408,737                                2,359,580
      Douglas J. Timmerman                               17,137,309                                2,631,008
      David L. Omachinski                                17,248,623                                2,519,694
      Pat Richter                                        17,291,532                                2,476,785

                                                                                                   ABSTAINED/
                                                                                                    BROKER
                                                           FOR                AGAINST              NON-VOTES
                                                         ----------          ---------             ---------
Proposal to adopt the 2004 Equity Incentive Plan         14,702,040          1,928,414             3,137,863

                                                            FOR                AGAINST             ABSTAINED
                                                         ----------            -------             ---------
Appointment of Ernst & Young LLP as independent
    auditor for the year ending March 31, 2005
                                                         19,180,762            483,689             103,866

ITEM 5 OTHER INFORMATION.

          AnchorBank settled with the Wisconsin Department of Revenue as regards the taxation of its Nevada investment subsidiary. For additional information, see Note 6 to the Unaudited Consolidated Financial Statements.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

          Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

          Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

          Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

     (b)  REPORTS ON FORM 8-K.

          The Corporation filed a Current Report on Form 8-K on May 3, 2004 under Items 7 and 12 to furnish the Corporation's earnings release for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ANCHOR BANCORP WISCONSIN INC.

Date: August 5, 2004                     By: /s/ Douglas J. Timmerman
                                             -----------------------------------
                                             Douglas J. Timmerman, Chairman of
                                             the Board, President and Chief
                                             Executive Officer

Date: August 5, 2004                     By: /s/ Michael W. Helser
                                             -----------------------------------
                                             Michael W. Helser, Treasurer and
                                             Chief Financial Officer