Form 10-Q
period 2004-09-03
ANCHOR BANCORP WISCONSIN INC
filed 2004-11-05
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Wisconsin                                39-1726871
         -----------------                           ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

        25 West Main Street
        Madison, Wisconsin                                  53703
     ----------------------------                         --------
(Address of principal executive office)                  (Zip Code)

                                 (608) 252-8700
                   --------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                      Class: Common stock -- $.10 Par Value

         Number of shares outstanding as of October 31, 2004: 22,941,856

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

                                                                                                 PAGE #
                                                                                                 ------
PART I - FINANCIAL INFORMATION

           Item 1         Financial Statements (Unaudited)

                                   Consolidated Balance Sheets as of September 30, 2004
                                   and March 31, 2004                                             2

                                   Consolidated Statements of Income for the Three and Six
                                   Months Ended September 30, 2004 and 2003                       3

                                   Consolidated Statements of Cash Flows for the Six Months
                                   Ended September 30, 2004 and 2003                              5

                                   Notes to Unaudited Consolidated Financial Statements           7

           Item 2         Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                  16

                                   Results of Operations                                         17

                                   Financial Condition                                           22

                                   Asset Quality                                                 23

                                   Liquidity & Capital Resources                                 26

                                   Asset/Liability Management                                    29

                                   Consent Order                                                 29

           Item 3         Quantitative and Qualitative Disclosures About Market Risk             30

           Item 4         Controls and Procedures                                                30

PART II - OTHER INFORMATION

           Item 1         Legal Proceedings                                                      30
           Item 2         Unregistered Sales of Equity Securities and Use of Proceeds            31
           Item 3         Defaults upon Senior Securities                                        31
           Item 4         Submission of Matters to a Vote of Security Holders                    31
           Item 5         Other Information                                                      31
           Item 6         Exhibits                                                               32

SIGNATURES                                                                                       33

                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                SEPTEMBER 30,     MARCH 31,
                                                                                    2004            2004
                                                                               ---------------------------------
                                                                               (In Thousands, Except Share Data)
ASSETS
Cash                                                                            $    56,097      $    65,938
Interest-bearing deposits                                                           117,561          133,055
                                                                                -----------      -----------
  Cash and cash equivalents                                                         173,658          198,993
Investment securities available for sale                                             58,654           29,514
Mortgage-related securities available for sale                                      207,762          220,918
Mortgage-related securities held to maturity (fair value of $3,288
  and $4,489, respectively)                                                           3,168            4,303
Loans receivable, net:

  Held for sale                                                                       7,057           14,578
  Held for investment                                                             3,231,826        3,066,812
Foreclosed properties and repossessed assets, net                                       760            2,422
Real estate held for development and sale                                            65,106           77,749
Office properties and equipment                                                      30,796           31,233
Federal Home Loan Bank stock--at cost                                                64,923           87,320
Accrued interest on investments and loans and other assets                           50,591           56,588
Goodwill                                                                             19,956           19,956
                                                                                -----------      -----------
     Total assets                                                               $ 3,914,257      $ 3,810,386
                                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits and advance payments by borrowers for taxes and insurance              $ 2,681,757      $ 2,609,686
Federal Home Loan Bank and other borrowings                                         846,139          831,559
Other liabilities                                                                    63,488           60,902
                                                                                -----------      -----------
     Total liabilities                                                            3,591,384        3,502,147
                                                                                -----------      -----------

Minority interest in real estate partnerships                                         6,514            6,691
                                                                                -----------      -----------
Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                             -                -
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,364,339 shares issued, 23,028,606 and 22,954,535 shares outstanding,
 respectively                                                                         2,536            2,536
Additional paid-in capital                                                           68,537           67,926
Retained earnings                                                                   298,436          284,329
Accumulated other comprehensive income                                                1,274            2,670
Treasury stock (2,335,733 shares and 2,408,804 shares, respectively), at cost       (48,529)         (50,324)
Unearned deferred compensation                                                       (5,895)          (5,589)
                                                                                -----------      -----------
     Total stockholders' equity                                                     316,359          301,548
                                                                                -----------      -----------
     Total liabilities and stockholders' equity                                 $ 3,914,257      $ 3,810,386
                                                                                ===========      ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                                         ------------------    ------------------
                                                                          2004       2003       2004       2003
                                                                         -------   --------    -------   --------
                                                                           (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                                    $45,153   $ 43,570    $88,242   $ 87,683
Mortgage-related securities                                                2,075      2,211      4,263      5,081
Investment securities                                                      1,146      1,838      2,679      3,718
Interest-bearing deposits                                                    415        266        642        446
                                                                         -------   --------    -------   --------
  Total interest income                                                   48,789     47,885     95,826     96,928
INTEREST EXPENSE:
Deposits                                                                  12,028     13,879     23,845     28,401
Notes payable and other borrowings                                         7,146      6,424     14,160     12,485
                                                                         -------   --------    -------   --------
  Total interest expense                                                  19,174     20,303     38,005     40,886
                                                                         -------   --------    -------   --------
  Net interest income                                                     29,615     27,582     57,821     56,042
Provision for loan losses                                                    300        450        750        900
                                                                         -------   --------    -------   --------
  Net interest income after provision for loan losses                     29,315     27,132     57,071     55,142
NON-INTEREST INCOME:
Real estate investment partnership revenue                                15,143          -     38,879          -
Loan servicing income (loss)                                               1,039     (1,256)     1,518     (2,857)
Service charges on deposits                                                2,205      2,121      4,400      4,125
Insurance commissions                                                        611        544      1,245      1,168
Net gain on sale of loans                                                  1,592      1,411      1,891     11,260
Net gain (loss) on sale of investments and mortgage-related securities       529        (12)     1,397        340
Other revenue from real estate operations                                    881      3,295      2,019      3,933
Other                                                                        783      1,796      1,697      2,996
                                                                         -------   --------    -------   --------
  Total non-interest income                                               22,783      7,899     53,046     20,965

                                  (Unaudited)


                                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                    ------------------  -----------------
                                                                      2004     2003      2004       2003
                                                                    -------   -------   -------   -------
                                                                    (In Thousands, Except Per Share Data)
NON-INTEREST EXPENSE:
Compensation                                                         10,869     9,276    20,737    19,664
Real estate investment partnership cost of sales                     11,067         -    30,778         -
Occupancy                                                             1,601     1,658     3,305     3,267
Furniture and equipment                                               1,603     1,352     2,986     2,800
Data processing                                                       1,168     1,125     2,444     2,299
Marketing                                                             1,009       792     2,016     1,582
Other expenses from real estate operations                            2,569         -     5,391         -
Other                                                                 3,114     2,652     5,770     5,393
                                                                    -------   -------   -------   -------
  Total non-interest expense                                         33,000    16,855    73,427    35,005
                                                                    -------   -------   -------   -------
Minority interest in income of real estate partnership operations     1,359         -     2,942         -
                                                                    -------   -------   -------   -------
  Income before income taxes                                         17,739    18,176    33,748    41,102
Income taxes                                                          7,057     6,976    12,469    15,809
                                                                    -------   -------   -------   -------
  Net income                                                        $10,682   $11,200   $21,279   $25,293
                                                                    =======   =======   =======   =======
Earnings per share:
  Basic                                                             $  0.47   $  0.49   $  0.94   $  1.09
  Diluted                                                              0.46      0.48      0.92      1.07
Dividends declared per share                                           0.13      0.11      0.24      0.21

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                                              ------------------------------
                                                                                 2004             2003
                                                                              ------------------------------
                                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                                   $  21,279         $  25,293
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
 Provision for loan losses                                                          750               900
 Provision for depreciation and amortization                                      2,203             1,667
 Net increase (decrease) due to origination and sale of loans held for sale       7,521            (6,157)
 Net gain on sales of loans                                                      (1,891)          (11,260)
 Amortization of stock benefit plans                                                 85                62
 Tax benefit from stock related compensation                                        611             1,451
 (Increase) decrease in accrued interest receivable                                (668)              530
 Decrease in accrued interest payable                                              (125)             (706)
 Increase (decrease) in accounts payable                                            135           (20,061)
 Other                                                                           16,669            12,573
                                                                              ---------         ---------
  Net cash provided by operating activities                                      46,569             4,292

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale                  2,352             3,293
 Proceeds from maturities of investment securities                               89,460           196,327
 Purchase of investment securities available for sale                          (120,556)         (274,336)
 Proceeds from sale of mortgage-related securities available for sale            12,869             4,535
 Purchase of mortgage-related securities available for sale                     (35,474)          (70,058)
 Principal collected on mortgage-related securities                              36,038           116,692
 Loans originated for investment                                               (946,630)         (931,537)
 Principal repayments on loans                                                  797,979           791,676
 Purchases of office properties and equipment                                    (1,613)           (2,720)
 Sales of office properties and equipment                                           210             2,312
 Sales of real estate                                                             4,077               645
 Investment in real estate held for development and sale                          8,416             1,934
                                                                              ---------         ---------
  Net cash used by investing activities                                        (152,872)         (161,237)


                                   (Unaudited)

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------
                                                                             2004             2003
                                                                          -------------------------------
                                                                                   (IN THOUSANDS)
FINANCING ACTIVITIES
Increase in deposit accounts                                              $  59,648            $   5,165
 Increase in advance payments by borrowers
   for taxes and insurance                                                   12,423               11,642
 Proceeds from notes payable to Federal Home Loan Bank                       99,900              384,650
 Repayment of notes payable to Federal Home Loan Bank                       (77,200)            (264,500)
 (Decrease) increase  in other loans payable                                 (8,120)               6,028
 Treasury stock purchased                                                    (1,219)             (19,966)
 Exercise of stock options                                                      539                  761
Issuance of management and benefit plans                                        406                  888
 Payments of cash dividends to stockholders                                  (5,409)              (4,961)
                                                                          ---------            ---------
   Net cash provided by financing activities                                 80,968              119,707
                                                                          ---------            ---------
   Net decrease in cash and cash equivalents                                (25,335)             (37,238)
 Cash and cash equivalents at beginning of period                           198,993              141,427
                                                                          ---------            ---------
   Cash and cash equivalents at end of period                             $ 173,658            $ 104,189
                                                                          =========            =========

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid or credited to accounts:
  Interest on deposits and borrowings                                     $  37,880            $  41,416
  Income taxes                                                                9,257               20,211


 See accompanying Notes to Unaudited Consolidated Financial Statements

                          ANCHOR BANCORP WISCONSIN INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the "Corporation") and its wholly-owned subsidiaries, AnchorBank fsb (the "Bank"), and Investment Directions, Inc. ("IDI"). The Bank's accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. ("AIS"), ADPC Corporation ("ADPC") and Anchor Investment Corporation ("AIC"). Significant inter-company balances and transactions have been eliminated. Investments in 50% owned partnerships are treated as variable interest entities and are consolidated into the Corporation's balance sheet and income statement.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the six-month period ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2004.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended September 30, 2004 and 2003, total comprehensive income amounted to $11.8 million and $10.5 million, respectively. For the six months ended September 30, 2004 and 2003, comprehensive income was $19.9 million and $24.0 million, respectively.

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

Minority interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners' share of income is reflected as minority interest in income of real estate partnership operations. For all VIE's formed after February 1, 2003, the balance sheets and statements of income must reflect prior period assets, liabilities, income and expense. Since none of the Corporation's VIE's were formed after February 1, 2003, no restatement of prior periods is required.

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

                                                          SIX MONTHS ENDED
                                                           SEPTEMBER 30,
                                               ---------------------------------------
                                                  2004                       2003
                                               ---------------------------------------
                                                (In Thousands, Except Per Share Data)
Net Income
  As reported                                  $ 21,279                     $ 25,293
  Pro forma                                      21,052                       25,109

Earnings per share-Basic
  As reported                                  $   0.94                     $   1.09
  Pro forma                                        0.93                         1.08

Earnings per share-Diluted
  As reported                                  $   0.92                     $   1.07
  Pro forma                                        0.91                         1.06

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the six months ended September 30, 2004 and September 30, 2003 were estimated on the date of grant using the Black-Scholes option-pricing model.

Certain 2003 accounts have been reclassified to conform to the 2004 presentations.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at September 30, 2004 and at March 31, 2004. Information regarding the Company's other intangible assets follows:

                                     SEPTEMBER 30, 2004                MARCH 31, 2004
                              -------------------------------   -------------------------------
                              CARRYING  ACCUMULATED             CARRYING  ACCUMULATED
                               AMOUNT   AMORTIZATION   NET       AMOUNT   AMORTIZATION    NET
                              -------------------------------   -------------------------------
                                                         (In Thousands)
Other intangible assets:
  Core deposit premium        $ 3,408     $2,655      $   753   $ 3,408     $ 2,229     $ 1,179
  Mortgage servicing rights    17,195      3,828       13,367    21,613       9,325      12,288
                              -------     ------      -------   -------     -------     -------
  Total                       $20,603     $6,483      $14,120   $25,021     $11,554     $13,467
                              =======     ======      =======   =======     =======     =======

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of September 30, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                                       MORTGAGE   CORE
                                                      SERVICING  DEPOSIT
                                                        RIGHTS   PREMIUM    TOTAL
                                                      ---------  -------   --------
                                                             (In Thousands)
Quarter ended September 30, 2004 (actual)             $ 1,100    $ 213     $ 1,313

Estimate for the year ended March 31,
                                    2005                2,700      639        3,339
                                    2006                5,400      114        5,514
                                    2007                2,634        -        2,634
                                    2008                2,633        -        2,633
                                                      -------    -----     --------
                                                      $13,367    $ 753     $ 14,120
                                                      =======    =====     ========

NOTE 4 - STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2004, options for 74,381 shares of common stock were exercised at a weighted-average price of $8.19 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $1,248,000 was charged to retained earnings. During the quarter ended September 30, 2004, the Corporation issued 18,364 shares of treasury stock to the Corporation's retirement plans. The weighted-average cost of these shares was $22.05 per share or $404,800 in the aggregate and the cost of the treasury shares issued in excess of the market price of $6,000 was charged to retained earnings. On August 13, 2004, the Corporation paid a cash dividend of $0.125 per share, amounting to $2.88 million, in the aggregate.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and six months ended September 30, 2004 and 2003 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents. Common stock equivalents are computed using the treasury stock method.

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                      2004             2003
                                                  --------------------------------
Numerator:
       Net income                                 $10,681,927      $11,199,665
                                                  -----------      -----------
       Numerator for basic and diluted earnings
         per share--income available to common
         stockholders                             $10,681,927      $11,199,665

Denominator:
       Denominator for basic earnings per
         share--weighted-average shares            22,671,470       23,052,139
       Effect of dilutive securities:
         Employee stock options                       447,303          501,194
         Management Recognition Plans                   5,071           14,700
       Denominator for diluted earnings per
         share--adjusted weighted-average
                                                  -----------      -----------
         shares and assumed conversions            23,123,844       23,568,033
                                                  ===========      ===========
Basic earnings per share                          $      0.47      $      0.49
                                                  ===========      ===========
Diluted earnings per share                        $      0.46      $      0.48
                                                  ===========      ===========

                                                  SIX MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                     2004             2003
                                                  ------------------------------
Numerator:
       Net income                                 $21,279,125      $25,292,683
                                                  -----------      -----------
       Numerator for basic and diluted earnings
         per share--income available to common
         stockholders                             $21,279,125      $25,292,683

Denominator:

       Denominator for basic earnings per
         share--weighted-average shares            22,634,407       23,138,969
       Effect of dilutive securities:
         Employee stock options                       461,082          515,585
         Management Recognition Plans                   5,072           14,663
       Denominator for diluted earnings per
         share--adjusted weighted-average
                                                  -----------      -----------
         shares and assumed conversions            23,100,561       23,669,217
                                                  ===========      ===========
Basic earnings per share                          $      0.94      $      1.09
                                                  ===========      ===========
Diluted earnings per share                        $      0.92      $      1.07
                                                  ===========      ===========

NOTE 6 - SEGMENT INFORMATION

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and six months ended September 30, 2004 and 2003, respectively.

                                                                        THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                               ---------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                        CONSOLIDATED
                                                               REAL ESTATE   COMMUNITY   INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS    BANKING    ELIMINATIONS   STATEMENTS
                                                               -----------  -----------  ------------   -----------
Interest income                                                 $     57    $    49,181    $(449)       $    48,789
Interest expense                                                     501         19,122     (449)            19,174
                                                                --------    -----------    -----        -----------
  Net interest income (loss)                                        (444)        30,059        -             29,615
Provision for loan losses                                              -            300        -                300
                                                                --------    -----------    -----        -----------
  Net interest income (loss) after provision for loan losses        (444)        29,759        -             29,315
Real estate investment partnership revenue                        15,143              -        -             15,143
Other revenue from real estate operations                            881              -        -                881
Other income                                                           -          6,819      (60)             6,759
Real estate investment partnership cost of sales                 (11,067)             -        -            (11,067)
Other expense from real estate partnership operations             (2,569)             -        -             (2,569)
Minority interest in income of real estate partnerships           (1,359)             -        -             (1,359)
Other expense                                                          -        (19,424)      60            (19,364)
                                                                --------    -----------    -----        -----------
  Income before income taxes                                         585         17,154        -             17,739
Income tax expense                                                   205          6,852        -              7,057
                                                                --------    -----------    -----        -----------
  Net income                                                    $    380    $    10,302    $   -        $    10,682
                                                                ========    ===========    =====        ===========

Total Assets                                                    $ 74,447    $ 3,839,810    $   -        $ 3,914,257


                                                                       THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                               ---------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                        CONSOLIDATED
                                                               REAL ESTATE   COMMUNITY   INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS    BANKING    ELIMINATIONS   STATEMENTS
                                                               -----------  -----------  ------------   -----------
Interest income                                                  $   120     $   47,885   $      (120)  $   47,885
Interest expense                                                      57         20,303           (57)      20,303
                                                                 -------     ----------   -----------   ----------
  Net interest income                                                 63         27,582           (63)      27,582
Provision for loan losses                                              -            450             -          450
                                                                 -------     ----------   -----------   ----------
  Net interest income after provision for loan losses                 63         27,132           (63)      27,132
Other income                                                       7,941          4,604        (4,646)       7,899
Other expense                                                      4,709         16,855        (4,709)      16,855
                                                                 -------     ----------   -----------   ----------
  Income before income taxes                                       3,295         14,881             -       18,176
Income tax expense                                                 1,203          5,773             -        6,976
                                                                 -------     ----------   -----------   ----------
  Net income                                                     $ 2,092     $    9,108   $         -   $   11,200
                                                                 =======     ==========   ===========   ==========

Total assets                                                     $42,184     $3,619,374                 $3,661,558

                                                                       SIX MONTHS ENDED SEPTEMBER 30, 2004
                                                               ----------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                        CONSOLIDATED
                                                               REAL ESTATE   COMMUNITY   INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS    BANKING    ELIMINATIONS   STATEMENTS
                                                               -----------  -----------  ------------   -----------
Interest income                                                 $    187    $    96,142     $(503)      $    95,826
Interest expense                                                     639         37,869      (503)           38,005
                                                                --------    -----------     -----       -----------
  Net interest income (loss)                                        (452)        58,273         -            57,821
Provision for loan losses                                              -            750         -               750
                                                                --------    -----------     -----       -----------

  Net interest income (loss) after provision for loan losses        (452)        57,523         -            57,071
Real estate investment partnership revenue                        38,879              -         -            38,879
Other revenue from real estate operations                          2,019              -         -             2,019
Other income                                                           -         12,208       (60)           12,148
Real estate investment partnership cost of sales                 (30,778)             -         -           (30,778)
Other expense from real estate partnership operations             (5,451)             -        60            (5,391)
Minority interest in income of real estate partnerships           (2,942)             -         -            (2,942)
Other expense                                                          -        (37,258)        -           (37,258)
                                                                --------    -----------     -----       -----------
  Income before income taxes                                       1,275         32,473         -            33,748
Income tax expense                                                   534         11,935         -            12,469
                                                                --------    -----------     -----       -----------
  Net income                                                    $    741    $    20,538     $   -       $    21,279
                                                                ========    ===========     =====       ===========

Total Assets                                                    $ 74,447    $ 3,839,810     $   -       $ 3,914,257

                                                                       SIX MONTHS ENDED SEPTEMBER 30, 2004
                                                               ----------------------------------------------------
                                                                                 (IN THOUSANDS)
                                                                                                        CONSOLIDATED
                                                               REAL ESTATE   COMMUNITY   INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS    BANKING    ELIMINATIONS   STATEMENTS
                                                               -----------  -----------  ------------   -----------
Interest income                                                 $   142      $   96,928   $      (142)  $    96,928
Interest expense                                                     89          40,884           (87)       40,886
                                                                -------      ----------   -----------   -----------
  Net interest income                                                53          56,044           (55)       56,042
Provision for loan losses                                             -             900             -           900
                                                                -------      ----------   -----------   -----------
  Net interest income after provision for loan losses                53          55,144           (55)       55,142
Other income                                                     11,452          17,032        (7,519)       20,965
Other expense                                                     7,572          35,007        (7,574)       35,005
                                                                -------      ----------   -----------   -----------
  Income before income taxes                                      3,933          37,169             -        41,102
Income tax expense                                                1,440          14,369             -        15,809
                                                                -------      ----------   -----------   -----------
  Net income                                                    $ 2,493      $   22,800   $         -   $    25,293
                                                                =======      ==========   ===========   ===========

Total assets                                                    $42,184      $3,619,374                 $ 3,661,558

NOTE 7 - REGULATORY ACTION

In September 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with the Office of Thrift Supervision ("OTS") and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief ("Consent Order"). Under the Consent Order, the Bank's board of directors has agreed, among other things, to take a range of actions with respect to the review and conduct of its Bank Secrecy Act ("BSA") compliance activities. The Bank remains subject to the possibility of additional governmental actions with regard to these matters, including potential monetary penalties. The Bank is actively engaged in the process of addressing the issues related to the Consent Order, including reviewing and strengthening its BSA compliance process, and has taken a number of actions in this regard which are in addition to those required by the OTS. The Corporation expects that it will experience an increase in its operating costs in connection with addressing matters related to the Consent Order but cannot quantify the amount of the increases.

NOTE 8 - SUBSEQUENT EVENTS

On October 22, 2004, the Corporation declared a $0.125 per share cash dividend on its common stock, amounting to $2.87 million in the aggregate, to be paid on November 15, 2004 to stockholders of record on November 1, 2004.

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

Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three and six months ended September 30, 2004, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three and six months ended September 30, 2004 decreased $520,000 to $10.7 million from $11.2 million and decreased $4.0 million to $21.3 million from $25.3 million, respectively, for the same periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to a net decrease in other revenue from real estate operations of $2.3 million, an increase in compensation expense of $1.6 million and a decrease in other non-interest income of $1.0 million, which were partially offset by an increase in loan servicing income of $2.3 million and an increase in net interest income of $2.0 million. The decrease in net income for the six-month period compared to the same period last year was largely due to a decrease in net gain on sale of loans of $9.4 million and a decrease in net other revenue from real estate operations of $2.1 million, which were partially offset by an increase in loan servicing income of $4.4 million and a decrease in income tax expense of $3.3 million.

Net Interest Income. Net interest income increased $2.0 million and $1.8 million for the three and six months ended September 30, 2004, respectively, as compared to the same respective periods in the prior year. Interest income increased $900,000 and decreased $1.1 million for the three and six months ended September 30, 2004 as compared to the same respective periods in the prior year. Interest expense decreased $1.1 million and $2.9 million for the three and six months ended September 30, 2004 as compared to the same respective periods in the prior year. The net interest margin decreased to 3.25% for the three-month period ended September 30, 2004 from 3.26% in the same period in the prior year, and decreased to 3.19% for the six-month period ended September 30, 2004 from 3.35% in the same period in the prior year. The decreases in the net interest margin reflected decreases in yields on loans as interest rates continue to decrease, which more than offset decreases in the cost of funds. The interest rate spread decreased to 3.13% from 3.20% for the three-month period and decreased to 3.09% from 3.28% for the six-month period ended September 30, 2004 as compared to the same respective periods in the prior year.

Interest income on loans increased $1.6 million and $560,000, respectively, for the three and six months ended September 30, 2004, respectively, as compared to the same respective periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $322.8 million and $314.2 million in the three and six months ended September 30, 2004, respectively, as compared to the same respective periods in the prior year. These increases more than offset a decrease of 42 basis points in the average yield on loans to 5.66% from 6.08% for the respective three-month period and a decrease of 58 basis points to 5.58% from 6.16% for the respective six-month period. Interest income on mortgage-related securities decreased $140,000 and $820,000, respectively for the three- and six-month periods ended September 30, 2004, as compared to the same periods in the prior year, primarily due to a decrease of $7.4 million and $13.5 million, respectively, in the three-month and six-month average balances of mortgage-related securities. These decreases were also due to a decrease of 11 basis points in the average yield on mortgage-related securities to 4.02% from 4.13% for the three-month period and a decrease of 49 basis points to 4.00% from 4.49% for the six-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $690,000 and $1.0 million, respectively, for the three- and six-month periods ended September 30, 2004, as compared to the same respective periods in the prior year. This was primarily a result of a decrease of $80.6 million and $62.6 million, respectively, in the average balance of investment securities for the three- and six-month period ended September 30, 2004, as compared to the same respective periods in 2003. Interest income on interest-bearing deposits increased $150,000 and $200,000, respectively, for the three and six months ended September 30, 2004, as compared to the same periods in 2003, primarily due to increases in average balances

Interest expense on deposits decreased $1.9 million and $4.6 million for the three and six months ended September 30, 2004, respectively, as compared to the same respective periods in 2003. These decreases were due to a decrease of 29 basis points in the weighted average cost of deposits to 1.80% from 2.09% and a decrease of 37 basis points to 1.79% from 2.16% for the respective three- and six-month periods. Interest expense on notes payable and other borrowings increased $720,000 and $1.7 million, respectively, during the three and six months ended September 30, 2004, as compared to the same respective periods in the prior year due primarily to an increase of $125.6 million and $169.0 million, respectively, in the average balance of notes payable and other borrowings for the three- and six-month periods ended September 30, 2004, respectively, as compared to the same respective periods in 2003.

Provision for Loan Losses. Provision for loan losses decreased $150,000 for the three- and six-month periods period ended September 30, 2004, respectively, as compared to the same respective periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation's average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------------------------
                                                                   2004                                    2003
                                                   -------------------------------------    -----------------------------------
                                                                                AVERAGE                                AVERAGE
                                                    AVERAGE                      YIELD/     AVERAGE                     YIELD/
                                                    BALANCE        INTEREST     COST (1)    BALANCE       INTEREST     COST (1)
                                                   ----------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                     $ 2,462,223    $  34,437        5.59%    $  2,214,691  $  33,557       6.06%
Consumer loans                                         558,793        8,336        5.97          514,157      8,043       6.26
Commercial business loans                              168,266        2,380        5.66          137,623      1,970       5.73
                                                   -----------    ---------                 ------------  ---------
  Total loans receivable                             3,189,282       45,153        5.66        2,866,471     43,570       6.08
Mortgage-related securities                            206,656        2,075        4.02          214,033      2,211       4.13
Investment securities                                   52,117          277        2.13          113,435        494       1.74
Interest-bearing deposits                              135,425          415        1.23          106,035        266       1.00
Federal Home Loan Bank stock                           64,474           869        5.39          83,791       1,344       6.42
                                                   -----------    ---------                 ------------  ---------
  Total interest-earning assets                      3,647,954       48,789        5.35        3,383,765     47,885       5.66
                                                                                   ----                                   ----
Non-interest-earning assets                            161,370                                   264,595
                                                   -----------                              ------------
  Total assets                                     $ 3,809,324                              $  3,648,360
                                                   ===========                              ============

INTEREST-BEARING LIABILITIES
Demand deposits                                    $   736,356          949        0.52     $    807,294        797       0.39
Regular passbook savings                               258,353          285        0.44          230,740        275       0.48
Certificates of deposit                              1,681,790       10,794        2.57        1,618,272     12,807       3.17
                                                   -----------    ---------                 ------------  ---------
  Total deposits                                     2,676,499       12,028        1.80        2,656,306     13,879       2.09
Notes payable and other borrowings                     774,676        7,146        3.69          649,063      6,424       3.96
                                                   -----------    ---------                 ------------  --------
  Total interest-bearing liabilities                 3,451,175       19,174        2.22        3,305,369     20,303       2.46
                                                                                   -----                                  ----
Non-interest-bearing liabilities                        45,880                                    46,633
                                                   -----------                              ------------
  Total liabilities                                  3,497,055                                 3,352,002
Stockholders' equity                                   312,269                                   296,358
                                                   -----------                              ------------
  Total liabilities and stockholders' equity       $ 3,809,324                              $  3,648,360
                                                   ===========                              ============

  Net interest income/interest rate spread                        $  29,615        3.13%                  $  27,582       3.20%
                                                                  =========        ====                   =========        ====
  Net interest-earning assets                      $   196,779                              $     78,396
                                                   ===========                              ============
  Net interest margin                                                              3.25%                                  3.26%
                                                                                   ====                                   ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                1.06                                      1.02
                                                   ===========                              ============

-------------
(1) Annualized

                                                                          SIX MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------------------------------
                                                                   2004                                    2003
                                                   -------------------------------------    -----------------------------------
                                                                                AVERAGE                                AVERAGE
                                                    AVERAGE                      YIELD/     AVERAGE                     YIELD/
                                                    BALANCE        INTEREST     COST (1)    BALANCE       INTEREST     COST (1)
                                                   ----------------------------------------------------------------------------
                                                                                   (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                     $ 2,443,776    $  67,313        5.51%    $  2,199,027  $  67,441      6.13%
Consumer loans                                         552,821       16,328        5.91          511,397     16,234      6.35
Commercial business loans                              164,661        4,601        5.59          136,592      4,008      5.87
                                                   -----------    ---------                 ------------  ---------
  Total loans receivable                             3,161,258       88,242        5.58        2,847,016     87,683      6.16
Mortgage-related securities                            212,940        4,263        4.00          226,442      5,081      4.49
Investment securities                                   56,832          547        1.92          112,428      1,019      1.81
Interest-bearing deposits                              118,873          642        1.08           79,751        446      1.12
Federal Home Loan Bank stock                            76,119        2,132        5.60           83,153      2,699      6.49
                                                   -----------    ---------                 ------------  --------
  Total interest-earning assets                      3,626,022       95,826        5.29        3,348,790     96,928      5.79
                                                                                   ----                                  ----
Non-interest-earning assets                            191,975                                   250,240
                                                   -----------                              ------------
  Total assets                                     $ 3,817,997                              $  3,599,030
                                                   ===========                              ============

INTEREST-BEARING LIABILITIES
Demand deposits                                    $   736,597        1,703        0.46     $    792,468      1,760      0.44
Regular passbook savings                               253,329          547        0.43          222,611        568      0.51
Certificates of deposit                              1,676,896       21,595        2.58        1,618,463     26,073      3.22
                                                   -----------    ---------                 ------------  ---------
  Total deposits                                     2,666,822       23,845        1.79        2,633,542     28,401      2.16
Notes payable and other borrowings                     795,192       14,160        3.56          626,189     12,485      3.99
                                                   -----------    ---------                 ------------  ---------
  Total interest-bearing liabilities                 3,462,014       38,005        2.20        3,259,731     40,886      2.51
                                                                                   ----                                  ----
Non-interest-bearing liabilities                        47,331                                    46,288
                                                   -----------                              ------------
  Total liabilities                                  3,509,345                                 3,306,019
Stockholders' equity                                   308,652                                   293,011
                                                   -----------                              ------------
  Total liabilities and stockholders' equity       $ 3,817,997                              $  3,599,030
                                                   ===========                              ============

  Net interest income/interest rate spread                        $  57,821        3.09%                  $  56,042      3.28%
                                                                  =========        ====                   =========      ====
  Net interest-earning assets                      $   164,008                              $     89,059
                                                   ===========                              ============
  Net interest margin                                                              3.19%                                 3.35%
                                                                                   ====                                  ====
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                1.05                                      1.03
                                                   ===========                              ============

--------------
(1) Annualized

Non-Interest Income. Non-interest income increased to $22.8 million and $53.0 million for the three and six months ended September 30, 2004, respectively, as compared to $7.9 million and $21.0 million for the same respective periods in 2003, primarily due to the implementation of FIN 46 in the quarter ended December 31, 2003. This resulted in the addition of real estate investment partnership revenue of $15.1 million and $38.9 million for the three- and six-month periods ended September 30, 2004, respectively, and in decreased other revenue from real estate operations of $2.4 million and $1.9 million for the three and six months ended September 30, 2004, respectively. Exclusive of the effects of FIN 46, non-interest income decreased $110,000 for the three-month period ended September 30, 2004, as compared to the same period in the prior year, primarily as a result of a decrease in other non-interest income of $1.0 million and a decrease in other revenue from real estate operations of $2.3 million for the three-month period ended September 30, 2004, as compared to the same period in the prior year. These decreases were partially offset by an increase in loan servicing income of $2.3 million and a net gain on sale of investments and mortgage-related securities of $540,000. In addition, net gain on sale of loans increased $180,000, service charges on deposits increased $80,000 and insurance commissions increased $70,000 for the three months ended September 30, 2004, as compared to the same period in the prior year. Exclusive of the effects of FIN 46, non-interest income decreased $7.0 million for the six-month period ended September 30, 2004, as compared to the same period in the prior year, primarily as a result of a decrease in net gain on sale of loans of $9.4 million. The decrease in the gain on sale of loans was primarily due to the rising interest rate environment, which resulted in significantly lower levels of refinancing activity. In addition, other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $1.3 million and other revenue from real estate operations decreased $2.1 million during the six months ended September 30, 2004, as compared to the same period in the prior year. These decreases were partially offset by an increase in loan servicing income of $4.4 million, due primarily to decreased amortization of mortgage servicing rights, which resulted from decreases in loan sales and mortgage loan refinancings in the rising interest rate environment. Also partially offsetting the decreases were an increase in net gain on sale of investments and mortgage-related securities of $1.1 million, an increase in service charges on deposits of $280,000 and an increase in insurance commissions of $80,000 for the six-month period ended September 30, 2004.

Non-Interest Expense. Non-interest expense increased to $33.0 million and $73.4 million for the three and six months ended September 30, 2004, respectively, as compared to $16.9 million and $35.0 million for the same respective periods in 2003, primarily due to the implementation of FIN 46 in the quarter ended December 31, 2003. This resulted in the addition of real estate investment partnership cost of sales of $11.1 million and $30.8 million for the three- and six-month periods ended September 30, 2004, respectively, as compared to the same respective periods in the prior year, and other expenses from real estate operations of $2.6 million and $5.4 million for the three and six months ended September 30, 2004, respectively, as compared to the same respective periods in the prior year. Exclusive of the effects of FIN 46, non-interest expense increased $2.5 million for the three-month period ended September 30, 2004, primarily as a result of an increase in compensation expense of $1.6 million, resulting primarily from increased employee benefits, and an increase of $460,000 in other non-interest expense. In addition, furniture and equipment expense increased $250,000, marketing expense increased $220,000 and data processing expense increased $40,000 for the three months ended September 30, 2004 as compared to the same period in the prior year. These increases were partially offset by a decrease in occupancy expense of $60,000 for the three-month period. Exclusive of the effects of FIN 46, non-interest expense increased $2.3 million for the six-month period ended September 30, 2004, primarily as a result of an increase in compensation expense of $1.1 million primarily resulting from increased employee benefits, an increase in marketing expense of $430,000 and an increase in other non-interest income of $380,000. In addition, furniture and equipment expense increased $190,000, data processing expense increased $150,000, and occupancy expense increased $40,000 for the six months ended September 30, 2004 as compared to the same period in the prior year.

Income Taxes. Income tax expense increased $80,000 and decreased $3.3 million, respectively, during the three and six months ended September 30, 2004, as compared to the same respective periods in 2003. The decrease for the six- month period was the result of a decrease in income before income tax of $7.4 million to $33.7 million for the six months ended September 30, 2004, as compared to $41.1 million for the same period in the prior year. The effective tax rate was 39.8% and 37.0%, for the three-and six-month periods ended September 30, 2004, respectively, as compared to 38.4% and 38.5% for the same respective periods last year.

FINANCIAL CONDITION

During the six months ended September 30, 2004, the Corporation's assets increased by $103.9 million from $3.81 billion at March 31, 2004 to $3.91 billion. The majority of this increase was attributable to an increase in loans and investments, which were partially offset by decreases in other categories such as mortgage-related securities, real estate held for development and Federal Home Loan Bank stock.

Total loans (including loans held for sale) increased $157.5 million during the six months ended September 30, 2004. Activity for the period consisted of (i) originations and purchases of $1.34 billion, (ii) sales of $402.3 million, and
(iii) principal repayments and other adjustments of $780.2 million.

Mortgage-related securities (both available for sale and held to maturity) decreased $14.3 million during the six months ended September 30, 2004 as a result of principal repayments and market value adjustments of $36.9 million and sales of $12.9 million. These decreases were partially offset by purchases of $35.5 million of mortgage-related securities in this six-month period. Mortgage-related securities consisted of $111.3 million of mortgage-backed securities and $99.6 million of collateralized mortgage obligations ("CMO's") and real estate mortgage investment conduits ("REMIC's") at September 30, 2004.

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

Investment securities increased $29.1 million during the six months ended September 30, 2004 as a result of purchases of $120.6 million of U.S. Government and agency securities, which were substantially offset by sales and maturities of $91.8 million of such securities.

Federal Home Loan Bank ("FHLB") stock decreased $22.4 million during the six months ended September 30, 2004. This decrease was related to a return of excess holdings of FHLB stock and was used to provide liquidity.

Real estate held for development decreased $12.6 million to $65.1 million as of September 30, 2004 from $77.7 million as of March 31, 2004. This decrease was the result of continued home and land lot sales.

Total liabilities increased $89.2 million during the six months ended September 30, 2004. This increase was largely due to a $72.1 million increase in deposits and a $14.6 million increase in FHLB advances and other borrowings during the six-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $338.6 million at September 30, 2004 and $285.2 million at March 31, 2004, and generally mature within one to five years.

Stockholders' equity increased $14.8 million during the six months ended September 30, 2004 as a net result of (i) comprehensive income of $19.9 million,
(ii) stock options exercised of $2.3 million (with the excess of the cost of treasury shares over the option price ($1.8 million) charged to retained earnings), (iii) the issuance of shares for management and benefit plans of $410,000, and (iv) benefit plan shares earned and related tax adjustments totaling $610,000. This net increase was partially offset by (i) cash dividends of $5.4 million and (ii) purchases of treasury stock of $1.2 million.

ASSET QUALITY

Non-performing assets increased $3.8 million to $21.2 million at September 30, 2004 from $17.3 million March 31, 2004 and increased as a percentage of total assets to 0.54% from 0.46% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                                              AT MARCH 31,
                                                 AT SEPTEMBER 30,    ---------------------------------
                                                      2004             2004        2003         2002
                                                 ----------------    -------     --------      -------
                                                               (Dollars In Thousands)
Non-accrual loans:
 Single-family residential                          $ 3,881          $ 3,247      $ 4,510      $ 4,505
 Multi-family residential                                --               --          444          187
 Commercial real estate                              10,691            8,764        1,776        2,212
 Construction and land                                   --               --           --          168
 Consumer                                               524              642          661          933
 Commercial business                                  5,331            2,268        2,678        1,037
                                                    -------          -------      -------      -------
  Total non-accrual loans                            20,427           14,921       10,069        9,042
Real estate held for development and sale                --               --           49           74
Foreclosed properties and repossessed assets,
  net                                                   760            2,422        1,535        1,475
                                                    -------          -------      -------      -------
  Total non-performing assets                       $21,187          $17,343      $11,653      $10,591
                                                    =======          =======      =======      =======
Performing troubled debt restructurings             $   130          $ 2,649      $ 2,590      $   403
                                                    =======          =======      =======      =======
Total non-accrual loans to total loans                 0.59%            0.45%        0.34%        0.32%
Total non-performing assets to total assets            0.54             0.46         0.33         0.30
Allowance for loan losses to total loans               0.82             0.87         1.00         1.09
Allowance for loan losses to total
 non-accrual loans                                   138.12           191.72       294.74       346.04
Allowance for loan losses
 to total non-performing assets                      133.29           165.78       257.87       300.05

Non-accrual loans increased $5.5 million during the six months ended September 30, 2004. The increase was largely attributable to three commercial loans placed on non-accrual status during this period. One was a $5.2 million commercial business loan secured by a computer software and consulting company located in Tempe, Arizona. The second was a $1.5 million commercial real estate loan secured by commercial development property located in Madison, Wisconsin. The third was a $900,000 loan secured by a 54 unit motel located in Dodgeville, Wisconsin. At September 30, 2004, there were five non-accrual commercial loans with loan balances greater than $1.0 million. One loan is a commercial real estate loan which is secured by a 70 unit hotel located in Kenosha, Wisconsin, with a loan balance of $3.1 million at September 30, 2004. Another loan is a commercial real estate loan which is secured by retail property in Dallas, Texas, with a loan balance of $1.7 million at September 30, 2004. Another loan is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a loan balance of $1.5 million at September 30, 2004. The other two loans with loan balances greater than $1.0 million are the commercial business loan secured by the computer software and consulting company discussed above, and the commercial real estate loan secured by the commercial development property also discussed above. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Foreclosed properties and repossessed assets decreased $1.7 million for the six months ended September 30, 2004. The decrease was not attributable to any one specific property.

Performing troubled debt restructurings decreased $2.5 million during the six months ended September 30, 2004 primarily due to a $2.1 million commercial real estate loan in Sonoma, California that was paid off during the period.

At September 30, 2004, assets that the Corporation had classified as substandard, net of reserve, consisted of $25.2 million of loans and foreclosed properties. As of March 31, 2004, substandard assets amounted to $31.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The decrease of $5.9 million in the substandard balance for the six months ended September 30, 2004 was in part attributable to the pay off of three previously classified loans which had carrying values of greater than $1.0 million. The three loans were secured by properties located in Janesville, Wisconsin; Sonoma, California; and Minneapolis, Minnesota.

The category of substandard assets contains several loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $3.9 million, is secured by the assets of a stainless tank operation located in Cottage Grove, Wisconsin. Two loans with a carrying value of $4.7 million, are secured by a computer software and consulting company located in Tempe, Arizona. A third loan, with a carrying value of $2.8 million, is secured by a 70 unit hotel located in Kenosha, Wisconsin. A fourth loan, with a carrying value of $1.2 million, is secured by a commercial property located in Beloit, Wisconsin. A fifth loan, with a carrying value of $1.2 million is secured by commercial development property located in Madison, Wisconsin. A sixth loan, with a carrying value of $1.0 million is secured by retail property located in Dallas, Texas. A seventh loan, with a carrying value of $1.0 million, is secured by a 161 unit motel located in Schiller Park, Illinois.

At September 30, 2004, the Corporation had identified assets of $15.2 million as impaired, net of reserves. As of March 31, 2004, impaired loans were $11.7 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

                                      AT SEPTEMBER 30,           AT MARCH 31,
                                      ----------------  -------------------------------
                                            2004          2004        2003       2002
                                      ----------------  -------     -------     -------
                                                       (In Thousands)
Impaired loans with valuation
  reserve required                        $20,204       $17,126     $ 8,483     $11,467

Less:
  Specific valuation allowance              4,966         5,382       3,717       4,240
                                          -------       -------     -------     -------

Total impaired loans                      $15,238       $11,744     $ 4,766     $ 7,227
                                          =======       =======     =======     =======

Average impaired loans                    $ 9,819       $ 6,389     $ 6,288     $ 6,216

Interest income recognized
  on impaired loans                       $   353       $   710     $   613     $   740

Interest income recognized on a
cash basis on impaired loans              $   353       $   710     $   613     $   740

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                     AT MARCH 31,
                    AT SEPTEMBER 30,      --------------------------------
                         2004               2004        2003       2002
                    ----------------      -------     -------     -------
                                                  (In Thousands)
30 to 59 days           $ 3,948           $ 4,887     $10,083     $17,647
60 to 89 days             2,122            10,941       5,612       2,671
                        -------           -------     -------     -------
   Total                $ 6,070           $15,828     $15,695     $20,318
                        =======           =======     =======     =======

The Corporation's loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management's estimation of future losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for loan losses follows:

                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                     -----------------------       -----------------------
                                       2004           2003           2004           2003
                                     --------       --------       --------       --------
                                                    (Dollars In Thousands)
Allowance at beginning of period     $ 28,535       $ 30,037       $ 28,607       $ 29,677
Charge-offs:
  Mortgage                               (121)           (63)          (430)          (213)
  Consumer                               (186)          (155)          (460)          (372)
  Commercial business                    (393)        (1,792)          (398)        (1,865)
                                     --------       --------       --------       --------
   Total charge-offs                     (700)        (2,010)        (1,288)        (2,450)
Recoveries:
  Mortgage                                 29             26             37            262
  Consumer                                 20             10             42             38
  Commercial business                      29             88             65            174
                                     --------       --------       --------       --------
   Total recoveries                        78            124            144            474
                                     --------       --------       --------       --------
   Net charge-offs                       (622)        (1,886)        (1,144)        (1,976)
Provision for loan losses                 300            450            750            900
                                     --------       --------       --------       --------
  Allowance at end of period         $ 28,213       $ 28,601       $ 28,213       $ 28,601
                                     ========       ========       ========       ========
Net charge-offs to average loans        (0.08)%        (0.26)%        (0.07)%        (0.14)%
                                     ========       ========       ========       ========

Although management believes that the September 30, 2004 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.

At September 30, 2004, the Corporation had outstanding commitments to originate loans of $123.8 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $309.8 million and loans sold with recourse to the Corporation in the event of default by the borrower of $264,000. The Corporation had sold loans with recourse in the amount of $12.4 million through the FHLB Mortgage Partnership Finance Program at September 30, 2004. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2004 amounted to $921.8 million and scheduled maturities of FHLB advances during the same period totaled $184.3 million. At September 30, 2004, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended September 30, 2004, the Bank's average liquidity ratio was 9.48%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at September 30, 2004 and March 31, 2004:

                                                                                       MINIMUM REQUIRED
                                                               MINIMUM REQUIRED           TO BE WELL
                                                                  FOR CAPITAL         CAPITALIZED UNDER
                                            ACTUAL             ADEQUACY PURPOSES       OTS REQUIREMENTS
                                     ---------------------   ---------------------  ---------------------
                                      AMOUNT         RATIO   AMOUNT          RATIO   AMOUNT        RATIO
                                      ------         -----   ------          -----   ------        -----
                                                             (Dollars In Thousands)
AS OF SEPTEMBER 30, 2004:
Tier 1 capital
   (to adjusted tangible assets)     $303,037         7.93%  $114,652        3.00%  $191,087         5.00%
Risk-based capital
   (to risk-based assets)             326,289        10.54    247,578        8.00    309,473        10.00
Tangible capital
   (to tangible assets)               303,037         7.93     57,326        1.50      N/A           N/A

AS OF MARCH 31, 2004:
Tier 1 capital
   (to adjusted tangible assets)     $285,680         7.71%  $111,208        3.00%  $185,346         5.00%
Risk-based capital
   (to risk-based assets)             308,912        10.61    232,858        8.00    291,073        10.00
Tangible capital
   (to tangible assets)               285,680         7.71     55,604        1.50      N/A           N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at September 30, 2004 and March 31, 2004:

                                                          SEPTEMBER 30,    MARCH 31,
                                                              2004           2004
                                                          -------------    ---------
                                                                (In Thousands)
Stockholders' equity of the Corporation                     $ 316,359      $ 301,548
Less: Capitalization of the Corporation and non-bank
  subsidiaries                                                  8,504          8,674
                                                            ---------      ---------
Stockholders' equity of the Bank                              324,863        310,222
Less: Intangible assets and other non-includable assets       (21,826)       (24,542)
                                                            ---------      ---------
Tier 1 and tangible capital                                   303,037        285,680
Plus: Allowable general valuation allowances                   23,252         23,232
                                                            ---------      ---------
Risk based capital                                          $ 326,289      $ 308,912
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

The Corporation's real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries, for the development of homes for sale. As of September 30, 2004, IDI had guaranteed $76.1 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $25.1 million was outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

                                                                                         AMOUNT               AMOUNT
     SUBSIDIARY                   PARTNERSHIP                     AMOUNT              OUTSTANDING          OUTSTANDING
       OF IDI                        ENTITY                     GUARANTEED             AT 9/30/04           AT 3/31/04
       ------                        ------                     ----------             ----------           ----------
                                                (Dollars in thousands)
Oakmont                          Chandler Creek                 $  8,440               $  4,411             $  7,340

Davsha II                           Paragon                        9,435                  5,971                3,130

Davsha III                   Indian Palms 147, LLC                13,155                  1,711                1,650

Davsha IV                     DH Indian Palms, LLC                 9,840                  1,233                3,330

Davsha V                     Villa Santa Rosa, LLC                12,518                  5,598                5,490

Davsha VI                      Bellasara 168, LLC                 12,743                  2,238                4,700

Davsha VII                  La Vista Grande 121, LLC               9,939                  3,902                    -
                                                                --------               --------             --------

  Total                                                         $ 76,070               $ 25,064             $ 25,640
                                                                ========               ========             ========

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

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $76.1 million. At September 30, 2004, the Corporation's investment in these partnerships consisted of assets of $51.8 million and cash and other assets of $4.0 million. The liabilities of these partnerships consisted of other borrowings of $25.1 million (reported as a part of FHLB and other borrowings), other liabilities of $5.5 million (reported as a part of other liabilities) and minority interest of $6.5 million. These amounts represent the Corporation's maximum exposure to loss at September 30, 2004 as a result of involvement with these limited partnerships.

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation's cumulative net gap position at September 30, 2004 has not changed materially since March 31, 2004.

CONSENT ORDER

In September 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with the Office of Thrift Supervision ("OTS") and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief ("Consent Order"). Under the Consent Order, the Bank's board of directors has agreed, among other things, to take a range of actions with respect to the review and conduct of its Bank Secrecy Act ("BSA") compliance activities. The Bank remains subject to the possibility of additional governmental actions with regard to these matters, including potential monetary penalties. The Bank is actively engaged in the process of addressing the issues related to the Consent Order, including reviewing and strengthening its BSA compliance process, and has taken a number of actions in this regard which are in addition to those required by the OTS. The Corporation expects that it will experience an increase in its operating costs in connection with addressing matters related to the Consent Order but cannot quantify the amount of the increases.

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

ITEM 1 LEGAL PROCEEDING.

      The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

      In September 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with the OTS and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief. For additional information, see
      Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Consent Order.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (a) - (b) Not applicable.

      (c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any "affiliated purchaser," as defined in Section 240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation's Common Stock during the indicated periods.

                                                                                TOTAL NUMBER OF
                                                                                SHARES PURCHASED           MAXIMUM NUMBER OF
                                        TOTAL NUMBER           AVERAGE        AS PART OF PUBLICLY       SHARES THAT MAY YET BE
                                         OF SHARES           PRICE PAID         ANNOUNCED PLANS           PURCHASED UNDER THE
           PERIOD                        PURCHASED            PER SHARE           OR PROGRAMS            PLANS OR PROGRAMS (1)
-----------------------------           ------------         ----------       -------------------       ----------------------
July 1 - July 31, 2004                         -                   -                    -                       960,650

August 1 - August 31, 2004                     -                   -                    -                       960,650

September 1 - September 30,
 2004                                     47,300               25.77               47,300                       913,350
                                          ------             -------               ------                       -------
              Total                       47,300             $ 25.77               47,300                       913,350
                                          ======             =======               ======                       =======

      (1) On October 28, 2003, the Corporation announced a program to repurchase up to 1.2 million shares of the Corporation's Common Stock. This repurchase plan expired on October 28, 2004.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5 OTHER INFORMATION.

      None.

ITEM 6 EXHIBITS

      The following exhibits are filed with this report:

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

                          ANCHOR BANCORP WISCONSIN INC.

Date: November 5, 2004         By: /s/ Douglas J. Timmerman
                                   --------------------------------------------
                                   Douglas J. Timmerman, Chairman of the
                                   Board, President and Chief Executive Officer

Date: November 5, 2004         By: /s/ Michael W. Helser
                                   --------------------------------------------
                                   Michael W. Helser, Treasurer and
                                   Chief Financial Officer