Form 10-Q
period 2004-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2005-02-04
CIK 885322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                         COMMISSION FILE NUMBER 0-20006

                          ANCHOR BANCORP WISCONSIN INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Wisconsin                               39-1726871
 -------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

        25 West Main Street
        Madison, Wisconsin                               53703
 --------------------------------------                ----------
(Address of principal executive office)                (Zip Code)

                                 (608) 252-8700
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name,former address,and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class: Common stock -- $.10 Par Value

         Number of shares outstanding as of January 31, 2005: 22,736,758

                          ANCHOR BANCORP WISCONSIN INC.
                                INDEX - FORM 10-Q

                                                                                          PAGE #
                                                                                          ------
PART I - FINANCIAL INFORMATION

         Item 1       Financial Statements (Unaudited)

                              Consolidated Balance Sheets as of December 31, 2004
                              and March 31, 2004                                             2

                              Consolidated Statements of Income for the Three and Nine
                              Months Ended December 31, 2004 and 2003                        3

                              Consolidated Statements of Cash Flows for the Nine Months
                              Ended December 31, 2004 and 2003                               5

                              Notes to Unaudited Consolidated Financial Statements           7

         Item 2       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                 16

                              Results of Operations                                         20

                              Financial Condition                                           25

                              Asset Quality                                                 26

                              Liquidity & Capital Resources                                 29

                              Asset/Liability Management                                    32

                              Consent Order                                                 32

         Item 3       Quantitative and Qualitative Disclosures About Market Risk            33

         Item 4       Controls and Procedures                                               33

PART II - OTHER INFORMATION

         Item 1       Legal Proceedings                                                     33
         Item 2       Unregistered Sales of Equity Securities and Use of Proceeds           34
         Item 3       Defaults upon Senior Securities                                       34
         Item 4       Submission of Matters to a Vote of Security Holders                   34
         Item 5       Other Information                                                     34
         Item 6       Exhibits                                                              35

SIGNATURES                                                                                  36

                           CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                          DECEMBER 31,       MARCH 31,
                                                                             2004              2004
                                                                         ------------       -----------
                                                                        (In Thousands, Except Share Data)
ASSETS
Cash                                                                     $     61,167       $    65,938
Interest-bearing deposits                                                     111,713           133,055
                                                                         ------------       -----------
  Cash and cash equivalents                                                   172,880           198,993
Investment securities available for sale                                       30,685            29,514
Mortgage-related securities available for sale                                211,685           220,918
Mortgage-related securities held to maturity (fair value of $1,792
  and $4,489, respectively)                                                     1,734             4,303
Loans receivable, net:
  Held for sale                                                                11,816            14,578
  Held for investment                                                       3,292,339         3,066,812
Foreclosed properties and repossessed assets, net                                 553             2,422
Real estate held for development and sale                                      60,830            77,749
Office properties and equipment                                                30,845            31,233
Federal Home Loan Bank stock--at cost                                          44,923            87,320
Accrued interest on investments and loans and other assets                     56,141            56,588
Goodwill                                                                       19,956            19,956
                                                                         ------------       -----------
     Total assets                                                        $  3,934,387       $ 3,810,386
                                                                         ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits and advance payments by borrowers for taxes and insurance       $  2,705,495       $ 2,609,686
Federal Home Loan Bank and other borrowings                                   826,928           831,559
Other liabilities                                                              74,248            60,902
                                                                         ------------       -----------
     Total liabilities                                                      3,606,671         3,502,147
                                                                         ------------       -----------

Minority interest in real estate partnerships                                   6,967             6,691
                                                                         ------------       -----------

Preferred stock, $.10 par value, 5,000,000 shares
 authorized, none outstanding                                                       -                 -
Common stock, $.10 par value, 100,000,000 shares authorized,
 25,364,339 shares issued, 22,958,760 and 22,954,535 shares ,
 outstanding respectively                                                       2,536             2,536
Additional paid-in capital                                                     68,609            67,926
Retained earnings                                                             306,052           284,329
Accumulated other comprehensive income                                            337             2,670
Treasury stock (2,405,579 shares and 2,408,804 shares,                        (50,485)          (50,324)
respectively), at cost Unearned deferred compensation                          (6,300)           (5,589)
                                                                         ------------       -----------
     Total stockholders' equity                                               320,749           301,548
                                                                         ------------       -----------
     Total liabilities and stockholders' equity                          $  3,934,387       $ 3,810,386
                                                                         ============       ===========

See accompanying Notes to Unaudited Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      DECEMBER 31,                  DECEMBER 31,
                                                                  ---------------------       -----------------------
                                                                   2004          2003           2004          2003
                                                                  -------      --------       ---------     ---------
                                                                      (In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans                                                             $47,347      $ 42,905       $ 135,588     $ 130,588
Mortgage-related securities                                         2,141         2,136           6,404         7,217
Investment securities                                               1,305         1,979           3,984         5,697
Interest-bearing deposits                                             565           221           1,207           667
                                                                  -------      --------       ---------     ---------
  Total interest income                                            51,358        47,241         147,183       144,169
INTEREST EXPENSE:
Deposits                                                           12,814        13,217          36,658        41,618
Notes payable and other borrowings                                  6,893         6,534          21,053        19,019
                                                                  -------      --------       ---------     ---------
  Total interest expense                                           19,707        19,751          57,711        60,637
                                                                  -------      --------       ---------     ---------
  Net interest income                                              31,651        27,490          89,472        83,532
Provision for loan losses                                             664           450           1,414         1,350
                                                                  -------      --------       ---------     ---------
 Net interest income after provision for loan losses               30,987        27,040          88,058        82,182
NON-INTEREST INCOME:
Real estate investment partnership revenue                         16,104        11,856          54,983        31,565
Loan servicing income (loss)                                          958           763           2,475        (2,094)
Service charges on deposits                                         2,124         2,046           6,524         6,171
Insurance commissions                                                 519           664           1,764         1,832
Net gain on sale of loans                                           1,825         1,683           3,716        12,943
Net gain (loss) on sale of investments and mortgage-related
securities                                                             75           (40)          1,472           300
Other revenue from real estate operations                             725          (682)          2,744         1,852
Other                                                                 883           966           2,581         3,961
                                                                  -------      --------       ---------     ---------
  Total non-interest income                                        23,213        17,256          76,259        56,530

                                   (Unaudited)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          DECEMBER 31,                  DECEMBER 31,
                                                                     ----------------------        ----------------------
                                                                       2004          2003            2004          2003
                                                                     --------      --------        --------      --------
                                                                             (In Thousands, Except Per Share Data)
NON-INTEREST EXPENSE:

Compensation                                                           10,028         9,995          30,765        29,659
Real estate investment partnership cost of sales                       13,131         7,787          43,909        23,445
Occupancy                                                               1,659         1,533           4,964         4,800
Furniture and equipment                                                 1,413         1,468           4,398         4,267
Data processing                                                         1,074         1,202           3,519         3,501
Marketing                                                               1,014           790           3,030         2,372
Other expenses from real estate operations                              1,302         1,053           6,693         1,882
Other                                                                   3,878         2,913           9,648         8,306
                                                                     --------      --------        --------      --------
  Total non-interest expense                                           33,499        26,741         106,926        78,232
                                                                     --------      --------        --------      --------
Minority interest in income of real estate partnership operations       2,023         1,478           4,965         3,301
                                                                     --------      --------        --------      --------
  Income before income taxes                                           18,678        16,077          52,426        57,179
Income taxes                                                            7,758         6,139          20,227        21,948
                                                                     --------      --------        --------      --------
  Net income                                                         $ 10,920      $  9,938        $ 32,199      $ 35,231
                                                                     ========      ========        ========      ========
Earnings per share:
  Basic                                                              $   0.48      $   0.44        $   1.42      $   1.53
  Diluted                                                                0.47          0.43            1.39          1.50
Dividends declared per share                                             0.13          0.11            0.36          0.32

See accompanying Notes to Unaudited Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        NINE MONTHS ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                             2004          2003
                                                                        ------------------------------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES
 Net income                                                               $   32,199     $   35,231
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
 Provision for loan losses                                                     1,414          1,350
 Provision for depreciation and amortization                                   2,958          2,849
 Net increase due to origination and sale of loans held for sale               2,762         28,606
 Net gain on sales of loans                                                   (3,716)       (12,943)
 Amortization of stock benefit plans                                             117             62
 Tax benefit from stock related compensation                                     683          1,451
 (Increase) decrease in accrued interest receivable                           (1,603)           805
 Increase (decrease) in accrued interest payable                                 400           (891)
 Increase (decrease) in accounts payable                                      11,011         (6,126)
 Other                                                                        15,006         42,007
                                                                          ----------     ----------
  Net cash provided by operating activities                                   61,231         92,401

INVESTING ACTIVITIES
 Proceeds from sales of investment securities available for sale               2,352         15,653
 Proceeds from maturities of investment securities                           167,460        390,862
 Purchase of investment securities available for sale                       (170,513)      (370,794)
 Proceeds from sale of mortgage-related securities held to maturity            1,068              -
 Proceeds from sale of mortgage-related securities available for sale         17,970          5,069
 Purchase of mortgage-related securities available for sale                  (58,468)       (81,369)
 Principal collected on mortgage-related securities                           49,083        148,284
 Loans originated for investment                                          (1,306,798)    (1,498,418)
 Principal repayments on loans                                             1,113,517      1,216,951
 Sales of office properties and equipment                                        236         (2,685)
 Sales of real estate                                                          6,380          1,077
 Investment in real estate held for development and sale                      10,539        (16,290)
                                                                          ----------     ----------
  Net cash used in investing activities                                     (167,174)      (191,660)

                                   (Unaudited)

                                                                        NINE MONTHS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                             2004          2003
                                                                       -------------------------------
                                                                                (IN THOUSANDS)
FINANCING ACTIVITIES
Increase (decrease) in deposit accounts                                    $ 101,617     $ (21,909)
Decrease in advance payments by borrowers
   for taxes and insurance                                                    (5,808)       (5,591)
Proceeds from notes payable to Federal Home Loan Bank                        208,700       526,050
Repayment of notes payable to Federal Home Loan Bank                        (202,700)     (395,700)
(Decrease) increase in other loans payable                                   (10,631)       24,563
Treasury stock purchased                                                      (4,897)      (25,890)
Exercise of stock options                                                      1,373           843
Issuance of management and benefit plans                                         273           990
Payments of cash dividends to stockholders                                    (8,097)       (7,506)
                                                                          ----------     ---------
   Net cash provided by financing activities                                  79,830        95,850
                                                                          ----------     ---------
   Net decrease in cash and cash equivalents                                 (26,113)       (3,409)
Cash and cash equivalents at beginning of period                             198,993       141,427
                                                                          ----------     ---------
   Cash and cash equivalents at end of period                             $  172,880     $ 138,018
                                                                          ==========     =========

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid or credited to accounts:
 Interest on deposits and borrowings                                      $   57,311     $  61,528
 Income taxes                                                                 17,717        26,051

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the nine-month period ended December 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation's Annual Report for the year ended March 31, 2004.

Unrealized gains or losses on the Corporation's available-for-sale securities are included in other comprehensive income. During the quarter ended December 31, 2004 and 2003, total comprehensive income amounted to $10.0 million and $10.3 million, respectively. For the nine months ended December 31, 2004 and 2003, comprehensive income was $29.9 million and $34.3 million, respectively.

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

                                       NINE MONTHS ENDED
                                          DECEMBER 31,
                            -------------------------------------
                                    2004           2003
                            -------------------------------------
                            (In Thousands, Except Per Share Data)
Net Income
  As reported                      $    32,199   $    35,231
  Pro forma                             31,879        34,879

Earnings per share-Basic
  As reported                      $      1.42   $      1.53
  Pro forma                               1.41          1.51

Earnings per share-Diluted
  As reported                      $      1.39   $      1.50
  Pro forma                               1.38          1.49

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the nine months ended December 31, 2004 and December 31, 2003 were estimated on the date of grant using the Black-Scholes option-pricing model.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment", which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The Statement, which is effective for the first interim or annual period beginning after June 15, 2005, requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value at the grant date. The cost is then recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

Accordingly, the adoption of FASB No. 123(R)'s fair value method will have an impact on the result of operations, although it will have no impact on the overall financial position. The impact of adoption of FASB No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Certain 2003 accounts have been reclassified to conform to the 2004 presentations.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation's carrying value of goodwill was $20.0 million at December 31, 2004 and at March 31, 2004. Information regarding the Company's other intangible assets follows:

                                         DECEMBER 31, 2004                      MARCH 31, 2004
                                 --------------------------------      ---------------------------------
                                 CARRYING   ACCUMULATED                CARRYING   ACCUMULATED
                                  AMOUNT    AMORTIZATION    NET         AMOUNT    AMORTIZATION     NET
                                 --------   ------------  -------      --------   ------------   -------
                                                             (In Thousands)
Other intangible assets:
  Core deposit premium           $ 3,408      $2,868      $   540      $ 3,408      $ 2,229      $ 1,179
  Mortgage servicing rights       18,758       4,995       13,763       21,613        9,325       12,288
                                 -------      ------      -------      -------      -------      -------
  Total                          $22,166      $7,863      $14,303      $25,021      $11,554      $13,467
                                 =======      ======      =======      =======      =======      =======

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of December 31, 2004. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

                                                   MORTGAGE       CORE
                                                   SERVICING     DEPOSIT
                                                     RIGHTS      PREMIUM        TOTAL
                                                   ---------     --------      --------
                                                             (In Thousands)
Quarter ended December 31, 2004 (actual)           $  1,167      $    213      $  1,380

Estimate for the quarter ended March 31, 2005         1,350           213         1,563

Estimate for the year ended March 31,
                             2006                     5,400           327         5,727
                             2007                     3,507             -         3,507
                             2008                     3,506             -         3,506
                                                   --------      --------      --------
                                                   $ 13,763      $    540      $ 14,303
                                                   ========      ========      ========

NOTE  4 - STOCKHOLDERS' EQUITY

During the quarter ended December 31, 2004, options for 54,090 shares of common stock were exercised at a weighted-average price of $16.46 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $527,000 was charged to retained earnings. During the quarter ended December 31, 2004, the Corporation issued 14,202 shares of treasury stock to the Corporation's retirement plans. The weighted-average cost of these shares was $28.49 per share or $404,500 in the aggregate. The $31,700 excess of the market price over the cost of the treasury shares was credited to retained earnings. On November 15, 2004, the Corporation paid a cash dividend of $0.125 per share, amounting to $2.87 million, in the aggregate.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended December 31, 2004 and 2003 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities are computed using the treasury stock method.

                                                THREE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2004             2003
                                                ------------      -----------
Numerator:
      Net income                                 $10,919,747      $ 9,938,385
                                                 -----------      -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                             $10,919,747      $ 9,938,385

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares            22,564,047       22,691,232
      Effect of dilutive securities:
        Employee stock options                       490,355          481,018
        Management Recognition Plans                   5,101           14,720
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                 -----------      -----------
        shares and assumed conversions            23,059,503       23,186,970
                                                 ===========      ===========
Basic earnings per share                         $      0.48      $      0.44
                                                 ===========      ===========
Diluted earnings per share                       $      0.47      $      0.43
                                                 ===========      ===========

                                                NINE MONTHS ENDED DECEMBER 31,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
Numerator:
      Net income                                 $32,198,872      $35,231,068
                                                 -----------      -----------
      Numerator for basic and diluted earnings
        per share--income available to common
        stockholders                             $32,198,872      $35,231,068

Denominator:
      Denominator for basic earnings per
        share--weighted-average shares            22,610,868       22,989,181
      Effect of dilutive securities:
        Employee stock options                       470,876          504,021
        Management Recognition Plans                   5,082           14,683
      Denominator for diluted earnings per
        share--adjusted weighted-average
                                                 -----------      -----------
        shares and assumed conversions            23,086,826       23,507,885
                                                 ===========      ===========
Basic earnings per share                         $      1.42      $      1.53
                                                 ===========      ===========
Diluted earnings per share                       $      1.39      $      1.50
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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation's consolidated totals for the three and nine months ended December 31, 2004 and 2003, respectively.

                                                                          THREE MONTHS ENDED DECEMBER 31, 2004
                                                               ---------------------------------------------------------
                                                                                    (IN THOUSANDS)
                                                                                                            CONSOLIDATED
                                                               REAL ESTATE     COMMUNITY     INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS      BANKING      ELIMINATIONS   STATEMENTS
                                                               -----------    -----------    ------------   ------------
Interest income                                                $       128    $    51,546    $      (316)   $    51,358
Interest expense                                                       158         19,865           (316)        19,707
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss)                                           (30)        31,681              -         31,651
Provision for loan losses                                                -            664              -            664
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss) after provision for loan losses           (30)        31,017              -         30,987
Real estate investment partnership revenue                          16,104              -              -         16,104
Other revenue from real estate operations                              725              -              -            725
Other income                                                             -          6,324            (29)         6,295
Real estate investment partnership cost of sales                   (13,131)             -              -        (13,131)
Other expense from real estate partnership operations               (1,242)             -             29         (1,213)
Minority interest in income of real estate partnerships             (2,023)             -              -         (2,023)
Other expense                                                            -        (19,066)             -        (19,066)
                                                               -----------    -----------    -----------    -----------
  Income before income taxes                                           403         18,275              -         18,678
Income tax expense                                                     182          7,576              -          7,758
                                                               -----------    -----------    -----------    -----------
  Net income                                                   $       221    $    10,699    $         -    $    10,920
                                                               ===========    ===========    ===========    ===========

Total Assets                                                   $    76,621    $ 3,857,766    $         -    $ 3,934,387

                                                                          THREE MONTHS ENDED DECEMBER 31, 2003
                                                               ---------------------------------------------------------
                                                                                    (IN THOUSANDS)
                                                                                                            CONSOLIDATED
                                                               REAL ESTATE     COMMUNITY     INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS      BANKING      ELIMINATIONS   STATEMENTS
                                                               -----------    -----------    ------------   ------------
Interest income                                                $       124    $    47,199    $       (82)   $    47,241
Interest expense                                                       296         19,479            (24)        19,751
                                                               -----------    -----------    -----------    -----------
  Net interest income  (loss)                                         (172)        27,720            (58)        27,490
Provision for loan losses                                                -            450              -            450
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss) after provision for loan losses          (172)        27,270            (58)        27,040
Real estate investment partnership revenue                          11,856              -              -         11,856
Other revenue from real estate operations                             (682)             -              -           (682)
Other income                                                             -          6,191           (109)         6,082
Real estate investment partnership cost of sales                    (7,787)             -              -         (7,787)
Other expense from real estate partnership operations               (1,053)             -              -         (1,053)
Minority interest in income of real estate partnerships             (1,478)             -              -         (1,478)
Other expense                                                            -        (18,068)           167        (17,901)
                                                               -----------    -----------    -----------    -----------
  Income before income taxes                                           684         15,393              -         16,077
Income tax expense                                                     196          5,943              -          6,139
                                                               -----------    -----------    -----------    -----------
  Net income                                                   $       488    $     9,450    $         -    $     9,938
                                                               ===========    ===========    ===========    ===========

Total assets                                                   $    65,800    $ 3,599,744    $         -    $ 3,665,544

                                                                          NINE MONTHS ENDED DECEMBER 31, 2004
                                                               ---------------------------------------------------------
                                                                                    (IN THOUSANDS)
                                                                                                            CONSOLIDATED
                                                               REAL ESTATE     COMMUNITY     INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS      BANKING      ELIMINATIONS   STATEMENTS
                                                               -----------    -----------    ------------   ------------
Interest income                                                $       315    $   147,687    $      (819)   $   147,183
Interest expense                                                       797         57,733           (819)        57,711
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss)                                          (482)        89,954              -         89,472
Provision for loan losses                                                -          1,414              -          1,414
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss) after provision for loan losses          (482)        88,540              -         88,058
Real estate investment partnership revenue                          54,983              -              -         54,983
Other revenue from real estate operations                            2,744              -              -          2,744
Other income                                                             -         18,532            (89)        18,443
Real estate investment partnership cost of sales                   (43,909)             -              -        (43,909)
Other expense from real estate partnership operations               (6,693)             -             89         (6,604)
Minority interest in income of real estate partnerships             (4,965)             -              -         (4,965)
Other expense                                                            -        (56,324)             -        (56,324)
                                                               -----------    -----------    -----------    -----------
  Income before income taxes                                         1,678         50,748              -         52,426
Income tax expense                                                     716         19,511              -         20,227
                                                               -----------    -----------    -----------    -----------
  Net income                                                   $       962    $    31,237    $         -    $    32,199
                                                               ===========    ===========    ===========    ===========

Total Assets                                                   $    76,621    $ 3,857,766    $         -    $ 3,934,387

                                                                          NINE MONTHS ENDED DECEMBER 31, 2003
                                                               ---------------------------------------------------------
                                                                                    (IN THOUSANDS)
                                                                                                            CONSOLIDATED
                                                               REAL ESTATE     COMMUNITY     INTERSEGMENT    FINANCIAL
                                                               INVESTMENTS      BANKING      ELIMINATIONS   STATEMENTS
                                                               -----------    -----------    ------------   ------------
Interest income                                                $       225    $   143,996    $       (52)   $   144,169
Interest expense                                                       886         59,866           (115)        60,637
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss)                                          (661)        84,130             63         83,532
Provision for loan losses                                                -          1,350              -          1,350
                                                               -----------    -----------    -----------    -----------
  Net interest income (loss) after provision for loan losses          (661)        82,780             63         82,182
Real estate investment partnership revenue                          31,565              -              -         31,565
Other revenue from real estate operations                            1,852              -              -          1,852
Other income                                                             -         23,052             61         23,113
Real estate investment partnership cost of sales                   (23,445)             -              -        (23,445)
Other expense from real estate partnership operations               (1,882)             -              -         (1,882)
Minority interest in income of real estate partnerships             (3,301)             -              -         (3,301)
Other expense                                                            -        (52,781)          (124)       (52,905)
                                                               -----------    -----------    -----------    -----------
  Income before income taxes                                         4,128         53,051              -         57,179
Income tax expense                                                   1,677         20,271              -         21,948
                                                               -----------    -----------    -----------    -----------
  Net income                                                   $     2,451    $    32,780    $         -    $    35,231
                                                               ===========    ===========    ===========    ===========

Total assets                                                   $    65,800    $ 3,599,744    $         -    $ 3,665,544

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

In December 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalty with the OTS and the OTS issued a Consent Order of Assessment of Civil Money Penalty. Under the consent order for monetary penalty, the Bank's board of directors agreed to the assessment of a civil money penalty in the amount of $100,000 against the Bank in connection with the same matters addressed in the Consent Order previously issued by the OTS. The Bank remains subject to the possibility of additional governmental actions with regard to these matters, including potential additional monetary penalties.

The Bank is actively engaged in the process of addressing the issues related to the Consent Order, including reviewing and strengthening its BSA compliance process, and has taken a number of actions in this regard which are in addition to those required by the OTS. The Corporation has experienced an increase in its operating costs in connection with addressing matters related to the Consent Order. The initial expense will amount to approximately $1.0 million. Ongoing expense is expected to be approximately $150,000 to $250,000 per year.

NOTE 8 - SUBSEQUENT EVENTS

On January 21, 2005, the Corporation declared a $0.125 per share cash dividend on its common stock, amounting to $2.8 million in the aggregate, to be paid on February 15, 2005 to stockholders of record on January 31, 2005.

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

EXECUTIVE OVERVIEW

Highlights for the third quarter ended December 31, 2004 include:

      - Diluted earnings per share increased to $0.47 per share for the quarter ended December 31, 2004 compared to $0.43 per share for the quarter ended December 31, 2003;

      - The net interest margin increased to 3.40% for the quarter ended December 31, 2004 compared to 3.19% for the quarter ended December 31, 2003; and

      - Loans receivable have increased $270 million or 8.89% since December 31, 2003.

Selected quarterly data are set forth in the following tables.

                                                                     THREE MONTHS ENDED
                                                    ----------------------------------------------------
(Dollars in thousands - except per share amounts    12/31/2004    9/30/2004     6/30/2004     3/31/2004
------------------------------------------------    ----------------------------------------------------
OPERATIONS DATA:
 Net interest income                                $   31,651    $   29,615    $   28,206    $   26,823
 Provision for loan losses                                 664           300           450           600
 Net gain on sale of loans                               1,825         1,592           299         2,384
 Real estate investment partnership revenue             16,104        15,143        23,967         9,507
 Other non-interest income                               5,284         6,048         5,997         7,534
 Real estate investment partnership cost of sales       13,131        11,067        19,819         6,436
 Non-interest expense                                   20,368        21,933        20,609        19,551
 Minority interest in income of
    real estate partnership operations                   2,023         1,359         1,582         2,585
 Income before income taxes                             18,678        17,739        16,009        19,661
 Income taxes                                            7,758         7,057         5,412         7,523
 Net income                                             10,920        10,682        10,597        12,138

SELECTED FINANCIAL RATIOS (1):
 Yield on earning assets                                  5.51%         5.35%         5.22%         5.21%
 Cost of funds                                            2.22          2.22          2.17          2.26
 Interest rate spread                                     3.29          3.13          3.05          2.95
 Net interest margin                                      3.40          3.25          3.13          3.03
 Return on average assets                                 1.11          1.12          1.11          1.29
 Return on average equity                                13.75         13.68         13.91         16.05
 Average equity to average assets                         8.09          8.20          7.97          8.06
 Non-interest expense to average assets                   3.41          3.47          4.23          2.77

PER SHARE:
 Basic earnings per share                           $     0.48    $     0.47    $     0.47    $     0.54
 Diluted earnings per share                               0.47          0.46          0.46          0.53
 Dividends per share                                      0.13          0.13          0.11          0.11
 Book value per share                                    13.97         13.74         13.38         13.14

FINANCIAL CONDITION:
 Total assets                                       $3,934,387    $3,914,257    $3,839,653    $3,810,386
 Loans receivable, net
      Held for sale                                     11,816         7,057        11,032        14,578
      Held for investment                            3,292,339     3,231,826     3,162,136     3,066,812
 Deposits                                            2,705,495     2,681,757     2,663,376     2,609,686
 Borrowings                                            826,928       846,139       807,614       854,550
 Stockholders' equity                                  320,749       316,359       307,715       301,548
 Allowance for loan losses                              27,526        28,213        28,535        28,607
 Non-performing assets                                  21,029        21,187        19,009        17,343

----------
(1) Annualized when appropriate.

                               THREE MONTHS ENDED



(Dollars in thousands - except per share amounts)  12/31/2003     9/30/2003     6/30/2003     3/31/2003
-------------------------------------------------  ----------     ---------     ---------     ---------
OPERATIONS DATA:
Net interest income                                $   27,490    $   27,582    $   28,460    $   28,696
Provision for loan losses                                 450           450           450           450
Net gain on sale of loans                               1,683         1,411         9,807         6,346
Real estate investment partnership revenue             11,856             -             -             -
Other non-interest income                               3,717         6,488         3,259         5,018
Real estate investment partnership cost of sales        7,787             -             -             -
Non-interest expense                                   18,954        16,855        18,150        18,140
Minority interest in income of
  real estate partnership operations                    1,478             -             -             -
Income before income taxes                             16,077        18,176        22,926        21,470
Income taxes                                            6,139         6,976         8,833         8,203
Net income                                              9,938        11,200        14,093        13,267

SELECTED FINANCIAL RATIOS (1):
Yield on earning assets                                  5.49%         5.66%         5.83%         5.99%
Cost of funds                                            2.39          2.46          2.56          2.63
Interest rate spread                                     3.10          3.20          3.27          3.36
Net interest margin                                      3.19          3.26          3.39          3.48
Return on average assets                                 1.09          1.23          1.58          1.52
Return on average equity                                13.44         15.12         18.91         18.05
Average equity to average assets                         8.10          8.12          8.38          8.42
Non-interest expense to average assets                   2.93          1.85          2.04          2.08

PER SHARE:
Basic earnings per share                           $     0.44    $     0.49    $     0.61    $     0.56
Diluted earnings per share                               0.43          0.48          0.59          0.55
Dividends per share                                      0.11          0.11          0.10          0.10
Book value per share                                    13.04         12.66         12.54         12.24

FINANCIAL CONDITION:
Total assets                                       $3,665,544    $3,661,558    $3,622,614    $3,538,621
Loans receivable, net
  Held for sale                                        14,448        49,211        61,666        43,054
  Held for investment                               3,019,819     2,910,816     2,823,263     2,770,988
Deposits                                            2,553,267     2,597,574     2,646,438     2,580,767
Borrowings                                            750,729       721,994       607,614       595,816
Stockholders' equity                                  298,640       293,017       299,699       293,004
Allowance for loan losses                              28,899        28,601        30,037        29,677
Non-performing assets                                  14,617        14,693        17,611        11,653

------------------
(1) Annualized when appropriate.

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

Set forth below is management's discussion and analysis of the Corporation's financial condition and results of operations for the three and nine months ended December 31, 2004, which includes information on the Corporation's asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS

General. Net income for the three and nine months ended December 31, 2004 increased $980,000 to $10.9 million from $9.9 million and decreased $3.0 million to $32.2 million from $35.2 million, respectively, for the same periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to an increase in non-interest income of $6.0 million and an increase in net interest income of $3.9 million which were partially offset by an increase in other non-interest expense of $1.0 million and an increase in income taxes of $1.6 million. The decrease in net income for the nine-month period compared to the same period last year was largely due to a decrease in net gain on sale of loans of $9.2 million, a decrease in net other revenue from real estate operations of $2.6 million, an increase in other non-interest expense of $1.3 million and an increase in compensation expense of $1.1 million, which were partially offset by an increase in net interest income of $5.9 million, an increase in loan servicing income of $4.6 million and a decrease in income tax expense of $1.7 million.

Net Interest Income. Net interest income increased $4.2 million and $5.9 million for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in the prior year. Interest income increased $4.1 million and $3.0 million for the three and nine months ended December 31, 2004 as compared to the same respective periods in the prior year. Interest expense decreased $44,000 and $2.9 million for the three and nine months ended December 31, 2004 as compared to the same respective periods in the prior year. The net interest margin increased to 3.40% for the three-month period ended December 31, 2004 from 3.19% in the same period in the prior year, and increased to 3.26% for the nine-month period ended December 31, 2004 from 3.24% in the same period in the prior year. The change in the net interest margin reflects the decrease in yields on interest bearing liabilities. The interest rate spread increased to 3.29% from 3.10% for the three-month period and increased to 3.16% from 3.12% for the nine-month period ended December 31, 2004 as compared to the same respective periods in the prior year.

Interest income on loans increased $4.4 million and $5.0 million, for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $329.3 million and $261.9 million in the three and nine months ended December 31, 2004, as compared to the same respective periods in the prior year. These increases more than offset a decrease of 5 basis points in the average yield on loans to 5.77% from 5.82% for the respective three-month period and a decrease of 27 basis points to 5.65% from 5.92% for the respective nine-month period. Interest income on mortgage-related securities increased $5,000 and decreased $810,000, respectively for the three- and nine-month periods ended December 31, 2004, as compared to the same periods in the prior year, primarily due to an increase of $19.5 million and a decrease of $2.5 million, respectively, in the three-month and nine-month average balances of mortgage-related securities. These decreases were also due to a decrease of 42 basis points in the average yield on mortgage-related securities to 4.13% from 4.55% for the three-month period and a decrease of 46 basis points to 4.05% from 4.51% for the nine-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $670,000 and $1.7 million, respectively, for the three- and nine-month periods ended December 31, 2004, as compared to the same periods in the prior year. This was primarily a result of a decrease of $96.0 million and $73.8 million, respectively, in the average balance of investment securities for the three- and nine-month period ended December 31, 2004, as compared to the same respective periods in 2003. Interest income on interest-bearing deposits increased $340,000 and $540,000, respectively, for the three and nine months ended December 31, 2004, as compared to the same periods in 2003, primarily due to increases in average balances.

Interest expense on deposits decreased $400,000 and $5.0 million for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in 2003. These decreases were due to a decrease of 14 basis points in the weighted average cost of deposits to 1.88% from 2.02% and a decrease of 29 basis points to 1.82% from 2.11% for the respective three- and nine-month periods. Interest expense on notes payable and other borrowings increased $360,000 and $2.0 million, respectively, during the three and nine months ended December 31, 2004, as compared to the same respective periods in the prior year due primarily to an increase of $130.6 million and $156.2 million, respectively, in the average balance of notes payable and other borrowings for the three- and nine-month periods ended December 31, 2004, respectively, as compared to the same periods in 2003.

Provision for Loan Losses. Provision for loan losses increased $210,000 and $60,000 for the three- and nine-month periods ended December 31, 2004, respectively, as compared to the same periods for the prior year. The provisions were based on management's ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.

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

                                                                     THREE MONTHS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                              2004                                  2003
                                               ---------------------------------  ---------------------------------------
                                                                        AVERAGE                                  AVERAGE
                                                 AVERAGE                 YIELD/       AVERAGE                     YIELD/
                                                 BALANCE     INTEREST   COST (1)      BALANCE       INTEREST     COST (1)
                                               --------------------------------------------------------------------------
                                                                             (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                 $ 2,537,737  $   35,957    5.67%   $    2,277,158  $    32,858      5.77%
Consumer loans                                     567,759       8,521    6.00           528,302        8,033      6.08
Commercial business loans                          174,531       2,869    6.58           145,266        2,014      5.55
                                               -----------  ----------            --------------  -----------
  Total loans receivable                         3,280,027      47,347    5.77         2,950,726       42,905      5.82
Mortgage-related securities                        207,170       2,141    4.13           187,651        2,136      4.55
Investment securities                               56,163         332    2.36           123,163          456      1.48
Interest-bearing deposits                          125,475         565    1.80            97,061          221      0.91
Federal Home Loan Bank stock                        56,228         973    6.92            85,216        1,523      7.15
                                               -----------  ----------            --------------  -----------
  Total interest-earning assets                  3,725,063      51,358    5.51         3,443,817       47,241      5.49
                                                                          ----                                     ----
Non-interest-earning assets                        201,509                               207,688
                                               -----------                        --------------
  Total assets                                 $ 3,926,572                        $    3,651,505
                                               ===========                        ==============

INTEREST-BEARING LIABILITIES
Demand deposits                                $   760,859       1,355    0.71    $      749,253          763      0.41
Regular passbook savings                           255,223         282    0.44           236,902          280      0.47
Certificates of deposit                          1,711,957      11,177    2.61         1,625,233       12,174      3.00
                                               -----------  ----------            --------------  -----------
  Total deposits                                 2,728,039      12,814    1.88         2,611,388       13,217      2.02
Notes payable and other borrowings                 820,806       6,893    3.36           690,183        6,534      3.79
                                               -----------  ----------            --------------  -----------
  Total interest-bearing liabilities             3,548,845      19,707    2.22         3,301,571       19,751      2.39
                                                                          ----                                     ----
Non-interest-bearing liabilities                    60,094                                54,105
                                               -----------                        --------------
  Total liabilities                              3,608,939                             3,355,676
Stockholders' equity                               317,633                               295,829
                                               -----------                        --------------
  Total liabilities and stockholders' equity   $ 3,926,572                        $    3,651,505
                                               ===========                        ==============

Net interest income/interest rate spread                    $   31,651    3.29%                   $    27,490      3.10%
                                                            ==========    ====                    ===========      ====
Net interest-earning assets                    $   176,218                        $      142,246
                                               ===========                        ==============
Net interest margin                                                       3.40%                                    3.19%
                                                                          ====                                     ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities             1.05                                  1.04
                                               ===========                        ==============

----------------------
(1) Annualized

                                                                     NINE MONTHS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                              2004                                 2003
                                               ---------------------------------  ---------------------------------------
                                                                        AVERAGE                                  AVERAGE
                                                 AVERAGE                 YIELD/       AVERAGE                     YIELD/
                                                 BALANCE     INTEREST   COST (1)      BALANCE       INTEREST     COST (1)
                                               --------------------------------------------------------------------------
                                                                          (Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans                                 $ 2,475,210  $  103,268    5.56%   $    2,282,562  $   100,299     5.86%
Consumer loans                                     557,819      24,850    5.94           517,052       24,267     6.26
Commercial business loans                          167,963       7,470    5.93           139,494        6,022     5.76
                                               -----------  ----------            --------------  -----------
  Total loans receivable                         3,200,992     135,588    5.65         2,939,108      130,588     5.92
Mortgage-related securities                        211,010       6,404    4.05           213,465        7,217     4.51
Investment securities                               56,608         879    2.07           116,019        1,476     1.70
Interest-bearing deposits                          121,082       1,207    1.33            85,542          667     1.04
Federal Home Loan Bank stock                        69,464       3,105    5.96            83,844        4,221     6.71
                                               -----------  ----------            --------------  -----------
  Total interest-earning assets                  3,659,156     147,183    5.36         3,437,978      144,169     5.59
                                                                          ----                                    ----
Non-interest-earning assets                        194,992                               241,324
                                               -----------                        --------------
  Total assets                                 $ 3,854,148                        $    3,679,302
                                               ===========                        ==============

INTEREST-BEARING LIABILITIES
Demand deposits                                $   744,714       3,057    0.55    $      778,011        2,524     0.43
Regular passbook savings                           253,962         829    0.44           227,392          849     0.50
Certificates of deposit                          1,688,626      32,772    2.59         1,620,728       38,245     3.15
                                               -----------  ----------            --------------  -----------
  Total deposits                                 2,687,302      36,658    1.82         2,626,131       41,618     2.11
Notes payable and other borrowings                 803,771      21,053    3.49           647,598       19,019     3.92
                                               -----------  ----------            --------------  -----------
  Total interest-bearing liabilities             3,491,073      57,711    2.20         3,273,729       60,637     2.47
                                                                          ----                                    ----
Non-interest-bearing liabilities                    51,601                               109,751
                                               -----------                        --------------
  Total liabilities                              3,542,674                             3,383,480
Stockholders' equity                               311,474                               295,822
                                               -----------                        --------------
  Total liabilities and stockholders' equity   $ 3,854,148                        $    3,679,302
                                               ===========                        ==============

Net interest income/interest rate spread                    $   89,472    3.16%                   $    83,532     3.12%
                                                            ==========    ====                    ===========     ====
Net interest-earning assets                    $   168,083                        $      164,249
                                               ===========                        ==============
Net interest margin                                                       3.26%                                   3.24%
                                                                          ====                                    ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities             1.05                                  1.05
                                               ===========                        ==============

-------------------
(1) Annualized

Non-Interest Income. Non-interest income increased to $23.2 million and $76.3 million for the three and nine months ended December 31, 2004, respectively, as compared to $17.3 million and $56.5 million for the same periods in 2003. The increase was primarily due to the increase of real estate investment partnership revenue of $4.2 million and $23.4 million for the three- and nine-month periods ended December 31, 2004, respectively and the increase in other revenue from real estate operations of $1.4 million and $900,000 for the three and nine months ended December 31, 2004, respectively. In addition, loan servicing income increased $200,000, the net gain on sale of loans increased $140,000, net gain on sale of investments and mortgage-related securities increased $120,000 and service charges on deposits increased $80,000 for the three months ended December 31, 2004, as compared to the same respective period in 2003. These increases were partially offset by a decrease in insurance commissions of $150,000 and a decrease in other non-interest income of $80,000 for the three-month period ended December 31, 2004, as compared to the same period in the prior year. Loan servicing income increased $4.6 million, net gain on sale of investments and mortgage-related securities increased $1.2 million and service charges on deposits increased $350,000 for the nine months ended December 31, 2004, as compared to the same respective period in 2003. The increases were offset by a decrease in the net gain on sale of loans of $9.2 million, a decrease in other non-interest income of $1.4 million and a decrease in insurance commissions of $70,000 for the nine-month period ending December 31, 2004, as compared to the same respective periods in the prior year.

Non-Interest Expense. Non-interest expense increased to $33.5 million and $106.9 million for the three and nine months ended December 31, 2004, respectively, as compared to $26.7 million and $78.2 million for the same periods in 2003, primarily due to the increase of real estate investment partnership cost of sales of $5.3 million and $20.5 million for the three- and nine-month periods ended December 31, 2004, respectively, as compared to the same periods in the prior year, and the increase in other expenses from real estate operations of $250,000 and $4.8 million for the three and nine months ended December 31, 2004, respectively, as compared to the same periods in the prior year. Other non-interest expense increased $970,000 primarily due to increased legal expense and postage expense, marketing expense increased $220,000, occupancy expense increased $130,000 and compensation expense increased $30,000 for the three months ended December 31, 2004 as compared to the same period in the prior year. These increases were partially offset by a decrease in data processing expense of $130,000 and a decrease in furniture and equipment expense of $60,000 for the three-month period ending December 31, 2004, as compared to the same respective period in 2003. Other non-interest expense increased $1.3 million primarily as a result of an increase in contributions expense, legal expense and consulting expense, compensation expense increased $1.1 million primarily resulting from increased employee benefits and marketing expense increased $660,000 for the nine-month period ending December 31, 2004, as compared to the same respective period in 2003. In addition, occupancy expense increased $160,000, furniture and equipment expense increased $130,000 and data processing expense increased $20,000 for the nine months ended December 31, 2004 as compared to the same respective period in the prior year.

Income Taxes. Income tax expense increased $1.6 million and decreased $1.7 million, respectively, during the three and nine months ended December 31, 2004, as compared to the same periods in 2003. The decrease for the nine- month period was the result of a decrease in income before income tax of $4.8 million to $52.4 million for the nine months ended December 31, 2004, as compared to $57.2 million for the same period in the prior year. The effective tax rate was 41.5% and 38.6%, for the three-and nine-month periods ended December 31, 2004, respectively, as compared to 38.2% and 38.4% for the same periods last year.

FINANCIAL CONDITION

During the nine months ended December 31, 2004, the Corporation's assets increased by $124.0 million from $3.81 billion at March 31, 2004 to $3.93 billion. The majority of this increase was attributable to an increase in loans and investments, which were partially offset by decreases in other categories such as mortgage-related securities, real estate held for development and Federal Home Loan Bank stock.

Total loans (including loans held for sale) increased $222.8 million during the nine months ended December 31, 2004. Activity for the period consisted of (i) originations and purchases of $1.88 billion, (ii) sales of $578.2 million, and
(iii) principal repayments and other adjustments of $1.08 billion.

Mortgage-related securities (both available for sale and held to maturity) decreased $11.8 million during the nine months ended December 31, 2004 as a result of principal repayments and market value adjustments of $51.3 million and sales of $19.0 million. These decreases were partially offset by purchases of $58.5 million of mortgage-related securities in this nine-month period. Mortgage-related securities consisted of $113.7 million of mortgage-backed securities and $99.7 million of collateralized mortgage obligations ("CMO's") and real estate mortgage investment conduits ("REMIC's") at December 31, 2004.

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

Investment securities increased $1.2 million during the nine months ended December 31, 2004 as a result of purchases of $170.5 million of U.S. Government and agency securities, which were substantially offset by sales and maturities of $169.8 million of such securities.

Federal Home Loan Bank ("FHLB") stock decreased $42.4 million during the nine months ended December 31, 2004. This decrease was related to a return of excess holdings of FHLB stock and was used to provide liquidity.

Real estate held for development decreased $16.9 million to $60.8 million as of December 31, 2004 from $77.7 million as of March 31, 2004. This decrease was the result of continued home and land lot sales.

Total liabilities increased $104.5 million during the nine months ended December 31, 2004. This increase was largely due to a $95.8 million increase in deposits and a $13.3 million increase in other liabilities during the nine-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $377.8 million at December 31, 2004 and $285.2 million at March 31, 2004, and generally mature within one to five years.

Stockholders' equity increased $19.2 million during the nine months ended December 31, 2004 as a net result of (i) comprehensive income of $29.9 million,
(ii) stock options exercised of $3.7 million (with the excess of the cost of treasury shares over the option price ($2.4 million) charged to retained earnings), (iii) the issuance of shares for management and benefit plans of $270,000, and (iv) benefit plan shares earned and related tax adjustments totaling $680,000. These increases were partially offset by (i) cash dividends of $8.1 million and (ii) purchases of treasury stock of $4.9 million.

ASSET QUALITY

Non-performing assets increased $3.7 million to $21.0 million at December 31, 2004 from $17.3 million at March 31, 2004 and increased as a percentage of total assets to 0.53% from 0.46% at such dates, respectively.

Non-performing assets are summarized as follows at the dates indicated:

                                                              AT DECEMBER 31,                  AT MARCH 31,
                                                              ---------------    --------------------------------------
                                                                   2004             2004          2003          2002
                                                              ---------------    --------------------------------------
                                                                               (Dollars In Thousands)
Non-accrual loans:
   Single-family residential                                    $    2,930       $    3,247    $    4,510    $    4,505
   Multi-family residential                                              -                -           444           187
   Commercial real estate                                           10,953            8,764         1,776         2,212
   Construction and land                                                 -                -             -           168
   Consumer                                                            604              642           661           933
   Commercial business                                               5,990            2,268         2,678         1,037
                                                                ----------       ----------    ----------    ----------
   Total non-accrual loans                                          20,477           14,921        10,069         9,042
Real estate held for development and sale                                -                -            49            74
Foreclosed properties and repossessed assets, net                      552            2,422         1,535         1,475
                                                                ----------       ----------    ----------    ----------
   Total non-performing assets                                  $   21,029       $   17,343    $   11,653    $   10,591
                                                                ==========       ==========    ==========    ==========

Performing troubled debt restructurings                         $       50       $    2,649    $    2,590    $      403
                                                                ==========       ==========    ==========    ==========

   Total non-accrual loans to total loans                             0.59%            0.45%         0.34%         0.32%
   Total non-performing assets to total assets                        0.53             0.46          0.33          0.30
   Allowance for loan losses to total loans                           0.79             0.87          1.00          1.09
   Allowance for loan losses to total non-accrual loans             134.42           191.72        294.74        346.04
   Allowance for loan losses to total non-performing assets         131.42           165.78        257.87        300.05

Non-accrual loans increased $5.6 million during the nine months ended December 31, 2004. The increase was largely attributable to three commercial loans placed on non-accrual status during this period. One was a $5.2 million commercial business loan secured by a computer software and consulting company located in Tempe, Arizona. The second was a $1.5 million commercial real estate loan secured by commercial development property located in Madison, Wisconsin. The third was a $900,000 loan secured by a warehouse office located in Minneapolis, Minnesota. At December 31, 2004, there were five non-accrual commercial loans with loan balances greater than $1.0 million. One loan is a commercial real estate loan which is secured by a 70 unit hotel located in Kenosha, Wisconsin, with a loan balance of $3.1 million at December 31, 2004. Another loan is a commercial real estate loan which is secured by retail property in Dallas, Texas, with a loan balance of $1.7 million at December 31, 2004. Another loan is a commercial real estate loan which is secured by a 161 unit motel located in Schiller Park, Illinois, with a loan balance of $1.5 million at December 31, 2004. The other two loans with loan balances greater than $1.0 million are the two loans discussed above which were placed on non-accrual status during the nine months ended December 31, 2004. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Foreclosed properties and repossessed assets decreased $1.9 million for the nine months ended December 31, 2004. The decrease was not attributable to any one specific property.

Performing troubled debt restructurings decreased $2.6 million during the nine months ended December 31, 2004 primarily due to a $2.1 million commercial real estate loan in Sonoma, California that was paid off during the period.

At December 31, 2004, assets that the Corporation had classified as substandard, net of reserve, consisted of $25.0 million of loans and foreclosed properties. As of March 31, 2004, substandard assets amounted to $31.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The decrease of $6.1 million in the substandard balance for the nine months ended December 31, 2004 was in part attributable to the pay off of three previously classified loans which had carrying values of greater than $1.0 million ($4.9 million in the aggregate). The three loans were secured by properties located in Janesville, Wisconsin; Sonoma, California; and Minneapolis, Minnesota.

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

At December 31, 2004, the Corporation had identified assets of $14.5 million as impaired, net of reserves. As of March 31, 2004, impaired loans were $11.7 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

                                                              AT DECEMBER 31,                    AT MARCH 31,
                                                              ---------------   ---------------------------------------------------
                                                                   2004               2004             2003              2002
                                                              ---------------   ---------------------------------------------------
                                                                                       (In Thousands)
Impaired loans with valuation reserve required                $        19,914   $        17,126   $         8,483   $        11,467

Less:
 Specific valuation allowance                                           5,419             5,382             3,717             4,240
                                                              ---------------   ---------------   ---------------   ---------------

Total impaired loans                                          $        14,495   $        11,744   $         4,766   $         7,227
                                                              ===============   ===============   ===============   ===============
Average impaired loans                                        $        11,686   $         6,389   $         6,288   $         6,216

Interest income recognized on impaired loans                  $           500   $           710   $           613   $           740

Interest income recognized on a cash basis
 on impaired loans                                            $           500   $           710   $           613   $           740

The following table sets forth information relating to the Corporation's loans that were less than 90 days delinquent at the dates indicated.

                                                              AT DECEMBER 31,                      AT MARCH 31,
                                                              ---------------   ---------------------------------------------------
                                                                  2004               2004             2003               2002
                                                              ---------------   ---------------------------------------------------
                                                                                        (In Thousands)
30 to 59 days                                                 $        10,629   $         4,887   $        10,083   $        17,647
60 to 89 days                                                           3,301            10,941             5,612             2,671
                                                              ---------------   ---------------   ---------------   ---------------
   Total                                                      $        13,930   $        15,828   $        15,695   $        20,318
                                                              ===============   ===============   ===============   ===============

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

A summary of the activity in the allowance for loan losses follows:

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 DECEMBER 31,                     DECEMBER 31,
                                       ----------------------------      -----------------------------
                                            2004          2003               2004             2003
                                       ----------------------------      -----------------------------
                                                           (Dollars In Thousands)
Allowance at beginning of period       $      28,213   $     28,601      $     28,607   $       29,677
Charge-offs:
   Mortgage                                     (702)           (21)           (1,132)            (234)
   Consumer                                     (209)          (192)             (669)            (564)
   Commercial business                          (595)           (43)             (993)          (1,908)
                                       -------------   ------------      ------------   --------------
     Total charge-offs                        (1,506)          (256)           (2,794)          (2,706)
Recoveries:
   Mortgage                                      137             12               174              274
   Consumer                                       11             19                53               57
   Commercial business                             7             73                72              247
                                       -------------   ------------      ------------   --------------
     Total recoveries                            155            104               299              578
                                       -------------   ------------      ------------   --------------
     Net charge-offs                          (1,351)          (152)           (2,495)          (2,128)
Provision for loan losses                        664            450             1,414            1,350
                                       -------------   ------------      ------------   --------------
     Allowance at end of period        $      27,526   $     28,899      $     27,526   $       28,899
                                       =============   ============      ============   ==============

Net charge-offs to average loans               (0.16)%        (0.02)%           (0.16)%          (0.14)%
                                       =============   ============      ============   ==============

Although management believes that the December 31, 2004 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES

On an unconsolidated basis, the Corporation's sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank's primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.

At December 31, 2004, the Corporation had outstanding commitments to originate loans of $128.6 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $298.6 million and loans sold with recourse to the Corporation in the event of default by the borrower of $261,000. The Corporation had sold loans with recourse in the amount of $13.4 million through the FHLB Mortgage Partnership Finance Program at December 31, 2004. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2004 amounted to $1.02 billion and scheduled maturities of FHLB advances during the same period totaled $174.6 million. At December 31, 2004, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.

The Bank is required by the Office of Thrift Supervision ("OTS") to maintain liquid investments in qualifying types of U.S. Government and agency securities and other investments sufficient to ensure its safe and sound operation. During the quarter ended December 31, 2004, the Bank's average liquidity ratio was 6.88%.

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

The following summarizes the Bank's capital levels and ratios and the levels and ratios required by the OTS at December 31, 2004 and March 31, 2004:

                                                                                        MINIMUM REQUIRED
                                                                 MINIMUM REQUIRED           TO BE WELL
                                                                   FOR CAPITAL          CAPITALIZED UNDER
                                             ACTUAL             ADEQUACY PURPOSES         OTS REQUIREMENTS
                                    ----------------------------------------------------------------------
                                        AMOUNT        RATIO      AMOUNT       RATIO      AMOUNT     RATIO
                                    ----------------------------------------------------------------------
                                                              (Dollars In Thousands)
AS OF DECEMBER 31, 2004:

Tier 1 capital

 (to adjusted tangible assets)      $      308,315     8.01%   $   115,471     3.00%   $ 192,451      5.00%

Risk-based capital

 (to risk-based assets)                    330,428    10.63        248,755     8.00      310,943     10.00

Tangible capital

 (to tangible assets)                      308,315     8.01         57,735     1.50          N/A       N/A

AS OF MARCH 31, 2004:

Tier 1 capital

 (to adjusted tangible assets)      $      285,680     7.71%   $   111,208     3.00%   $ 185,346      5.00%

Risk-based capital

 (to risk-based assets)                    308,912    10.61        232,858     8.00      291,073     10.00

Tangible capital

 (to tangible assets)                      285,680     7.71         55,604     1.50          N/A       N/A

The following table reconciles the Corporation's stockholders' equity to regulatory capital at December 31, 2004 and March 31, 2004:

                                                             DECEMBER 31,                   MARCH 31,
                                                            -------------------------------------------
                                                                2004                          2004
                                                            -------------------------------------------
                                                                         (In Thousands)
Stockholders' equity of the Corporation                     $     320,749                 $     301,548

Less: Capitalization of the Corporation and non-bank
 subsidiaries                                                       8,228                         8,674
                                                            -------------                 -------------
Stockholders' equity of the Bank                                  328,977                       310,222

Less: Intangible assets and other non-includable
 assets                                                           (20,662)                      (24,542)
                                                            -------------                 -------------
Tier 1 and tangible capital                                       308,315                       285,680

Plus: Allowable general valuation allowances                       22,113                        23,232
                                                            -------------                 -------------
Risk based capital                                          $     330,428                 $     308,912
                                                            =============                 =============

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

The Corporation's real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries, for the development of homes for sale. As of December 31, 2004, IDI had guaranteed $85.7 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $27.5 million was outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

                                                                       AMOUNT            AMOUNT
 SUBSIDIARY        PARTNERSHIP                      AMOUNT          OUTSTANDING       OUTSTANDING
   OF IDI             ENTITY                      GUARANTEED        AT 12/31/04        AT 3/31/04
-----------  ------------------------            -------------      --------------     -----------
                                   (Dollars in thousands)
  Oakmont         Chandler Creek                 $       8,440      $        4,383     $     7,340

 Davsha II          Paragon                              9,435               5,971           3,130

 Davsha III   Indian Palms 147, LLC                     13,155               2,237           1,650

  Davsha IV    DH Indian Palms, LLC                      9,840               1,233           3,330

  Davsha V    Villa Santa Rosa, LLC                      9,000               7,387           5,490

 Davsha VI     Bellasara 168, LLC                        9,074               1,009           4,700

 Davsha VII  La Vista Grande 121, LLC                    9,939               5,319               -

Davsha VIII     Laguna Mirage, LLC                       5,200                   -               -

 Davsha IX      Laguna Verde, LLC                       11,600                   -               -
                                                 -------------      --------------     -----------

   Total                                         $      85,683      $       27,539     $    25,640
                                                 =============      ==============     ===========

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

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $85.7 million. At December 31, 2004, the Corporation's investment in these partnerships consisted of assets of $51.9 million and cash and other assets of $3.6 million. The liabilities of these partnerships consisted of other borrowings of $22.1 million (reported as a part of FHLB and other borrowings), other liabilities of $4.5 million (reported as a part of other liabilities) and minority interest of $7.0 million. These amounts represent the Corporation's maximum exposure to loss at December 31, 2004 as a result of involvement with these limited partnerships.

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

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation's cumulative net gap position at December 31, 2004 has not changed materially since March 31, 2004.

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

In December 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalty with the OTS and the OTS issued a Consent Order of Assessment of Civil Money Penalty. Under the consent order for monetary penalty, the Bank's board of directors agreed to the assessment of a civil money penalty in the amount of $100,000 against the Bank in connection with the same matters addressed in the Consent Order previously issued by the OTS. The Bank remains subject to the possibility of additional governmental actions with regard to these matters, including potential additional monetary penalties.

The Bank is actively engaged in the process of addressing the issues related to the Consent Order, including reviewing and strengthening its BSA compliance process, and has taken a number of actions in this regard which are in addition to those required by the OTS. The Corporation has experienced an increase in its operating costs in connection with addressing matters related to the Consent Order. The initial expense will amount to approximately $1.0 million. Ongoing expense is expected to be approximately $150,000 to $250,000 per year.

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

         In September 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with the OTS and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief. In December 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalty with the OTS and the OTS issued a Consent Order of Assessment of Civil Money Penalty. Under the consent order for monetary penalty, the Bank's board of directors agreed to the assessment of a civil money penalty in the amount of $100,000 against the Bank in connection with the same matters addressed in the Consent Order previously issued by the OTS. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Consent Order.

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

                                                                          TOTAL NUMBER OF
                                                                          SHARES PURCHASED      MAXIMUM NUMBER OF
                                     TOTAL NUMBER      AVERAGE          AS PART OF PUBLICLY   SHARES THAT MAY YET BE
                                      OF SHARES      PRICE PAID           ANNOUNCED PLANS      PURCHASED UNDER THE
            PERIOD                    PURCHASED      PER SHARE              OR PROGRAMS        PLANS OR PROGRAMS (1)
------------------------------       ------------    ----------         -------------------   ----------------------
 October 1 - October 31, 2004              90,000    $    26.15                      90,000                  823,350

November 1 - November 30, 2004             46,000         28.78                      46,000                1,927,350

December 1 - December 31, 2004                  -             -                           -                1,927,350
                                     ------------    ----------         -------------------   ----------------------

             Total                        136,000    $    27.04                     136,000                1,927,350
                                     ------------    ----------         -------------------   ----------------------

      (1) Effective November 5, 2004, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.15 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation will utilize various securities brokers as its agent for the stock repurchase program.

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

                          ANCHOR BANCORP WISCONSIN INC.

Date: February 4, 2005          By: /s/ Douglas J. Timmerman
                                    --------------------------------------------
                                    Douglas J. Timmerman, Chairman of the
                                    Board, President and Chief Executive Officer

Date: February 4, 2005          By: /s/ Michael W. Helser
                                    --------------------------------------------
                                    Michael W. Helser, Treasurer and
                                    Chief Financial Officer