Form 10-K
period 2005-05-31
ANCHOR BANCORP WISCONSIN INC
filed 2005-08-02
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-20006
ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1726871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
25 West Main Street
Madison, Wisconsin 53703
(Address of principal executive office)
Registrant’s telephone number, including area code (608) 252-8700
Securities registered pursuant to Section 12 (b) of the Act
Not Applicable
Securities registered pursuant to Section 12 (g) of the Act:
Common stock, par value $.10 per share
Preferred Stock Purchase Rights
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     ☑
      As of September 30, 2004, the aggregate market value of the 23,028,606 outstanding shares of the registrant’s common stock deemed to be held by non-affiliates of the registrant was $532.8 million, based upon the closing price of $25.90 per share of common stock as reported by the Nasdaq Stock Market, National Market System on such date. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be “affiliates” of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.
      As of July 22, 2005, 22,294,563 shares of the registrant’s common stock were outstanding. There were also 100,000 Series A- preferred stock purchase rights authorized with none outstanding as of the same date.
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable

ANCHOR BANCORP WISCONSIN INC.
FISCAL 2005 FORM 10-K ANNUAL REPORT

(i)

FORWARD-LOOKING STATEMENTS
      In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate” or similar expressions.
      Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	our investments in our businesses and in related technology could require additional incremental spending, and might not produce expected deposit and loan growth and anticipated contributions to our earnings;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

•	changes in the domestic interest rate environment could reduce net interest income and could increase credit losses;

•	the conditions of the securities markets could change, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries could alter our business environment or affect our operations;

•	the potential need to adapt to industry changes in information technology systems, on which we are highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments such as the Internet or bank regulatory reform;

•	acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties; and

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, including possible military action, could further adversely affect business and economic conditions in the United States generally and in our principal markets, which could have an adverse effect on our financial performance and that of our borrowers and on the financial markets and the price of our common stock.
      You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events except to the extent required by federal securities laws.

(ii)

PART I

Item 1.	Business
General
      Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) is a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and is engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, fsb (the “Bank”).
      The Bank was organized in 1919 as a Wisconsin-chartered savings institution and converted to a federally-chartered savings institution in July 2000. The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago, and is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC. The Corporation is regulated by the OTS as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). See “Regulation and Supervision.”
      The Bank blends an interest in the consumer and small business markets with the willingness to expand its numerous checking, savings and lending programs to meet customers’ changing financial needs. The Bank offers checking, savings, money market accounts, mortgages, home equity and other consumer loans, student loans, credit cards, annuities and related consumer financial services. The Bank also offers banking services to businesses, including checking accounts, lines of credit, secured loans and commercial real estate loans.
      The Corporation has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation, which invests in real estate partnerships. IDI has two subsidiaries, Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”), both of which invest in real estate held for development and sale.
      The Bank has three wholly-owned subsidiaries: Anchor Investment Services, Inc. (“AIS”), a Wisconsin corporation, offers investments and credit life and disability insurance to the Bank’s customers and other members of the general public; ADPC Corporation (“ADPC”), a Wisconsin corporation, holds and develops certain of the Bank’s foreclosed properties; and Anchor Investment Corporation (“AIC”) is an operating subsidiary that is located in and formed under the laws of the State of Nevada. AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-related securities).
      The Corporation maintains a web site at www.anchorbank.com. All the Corporation’s filings under the Exchange Act are available through that web site, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the SEC.
Market Area
      The Bank’s primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin, as well as contiguous counties in Iowa, Minnesota, and Illinois. As of March 31, 2005, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 56 other full-service offices and two loan origination offices.
Competition
      The Bank encounters strong competition in attracting both loan and deposit customers. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank’s market area includes branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Bank’s market area and aggressively price their products and services to a large portion of the market. The Corporation’s profitability depends upon the Bank’s continued ability to successfully maintain and increase market share.
      The origination of loans secured by real estate is the Bank’s primary business and principal source of profits. If customer demand for real estate loans decreases, the Bank’s income could be affected because alternative investments, such as securities, typically earn less income than real estate secured loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values, or an increase in interest rates.
      The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, types of accounts, service fees, convenience of office locations and hours, and other services. The primary factors in competing for loans are interest rates, loan fee charges, timeliness and quality of service to the borrower.
Lending Activities
      General. At March 31, 2005, the Bank’s net loans held for investment totaled $3.41 billion, representing approximately 84.2% of its $4.05 billion of total assets at that date. Approximately $2.8 billion, or 78.4%, of the Bank’s total loans held for investment at March 31, 2005 were secured by first liens on real estate.
      The Bank originates single-family residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market. In order to increase the yield and interest rate sensitivity of its portfolio, the Bank also emphasizes the origination of commercial real estate, multi-family, construction, consumer and commercial business loans secured by properties and assets located primarily in its primary market area.
      Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2005, the Bank’s total loans held for investment included $591.0 million, or 16.4%, of consumer loans and $188.2 million, or 5.2%, of commercial business loans.

      Loan Portfolio Composition. The following table presents information concerning the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,

	2005		2004		2003

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage loans:
Single-family residential	$816,204	22.59%	$745,788	22.69%	$720,186	24.32%
Multi-family residential	594,311	16.45	521,646	15.87	474,678	16.03
Commercial real estate	923,587	25.56	801,841	24.40	747,682	25.24
Construction	375,753	10.40	392,713	11.95	331,338	11.19
Land	123,613	3.42	123,823	3.77	47,951	1.62

Total mortgage loans	2,833,468	78.43	2,585,811	78.68	2,321,835	78.39

Consumer loans:
Second mortgage and home equity	318,719	8.82	290,139	8.83	269,990	9.12
Education	208,588	5.77	191,472	5.83	166,507	5.62
Other	63,732	1.76	62,353	1.90	66,150	2.23

Total consumer loans	591,039	16.36	543,964	16.55	502,647	16.97

Commercial business loans:
Loans	188,236	5.21	156,631	4.77	137,359	4.64
Lease receivables	2	0.00	5	0.00	1	0.00

Total commercial business loans	188,238	5.21	156,636	4.77	137,360	4.64

Gross loans receivable	3,612,745	100.00%	3,286,411	100.00%	2,961,842	100.00%

Contras to loans:
Undisbursed loan proceeds	(167,317)		(187,364)		(160,724)
Allowance for loan losses	(26,444)		(28,607)		(29,678)
Unearned net loan fees	(6,422)		(5,946)		(4,946)
Net premium (discount) on loans purchased	2,060		2,325		4,567
Unearned interest	(14)		(7)		(73)

Total contras to loans	(198,137)		(219,599)		(190,854)

Loans receivable, net	$3,414,608		$3,066,812		$2,770,988

	March 31,

	2002		2001

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage loans:
Single-family residential	$849,437	30.20%	$872,718	34.17%
Multi-family residential	388,919	13.83	305,009	11.94
Commercial real estate	686,237	24.40	501,640	19.64
Construction	288,377	10.25	266,712	10.44
Land	45,297	1.61	43,849	1.72

Total mortgage loans	2,258,267	80.29	1,989,928	77.90

Consumer loans:
Second mortgage and home equity	226,134	8.04	271,733	10.64
Education	130,752	4.65	130,215	5.10
Other	75,808	2.70	72,274	2.83

Total consumer loans	432,694	15.38	474,222	18.57

Commercial business loans:
Loans	121,723	4.33	90,212	3.53
Lease receivables	2	0.00	—	0.00

Total commercial business loans	121,725	4.33	90,212	3.53

Gross loans receivable	2,812,686	100.00%	2,554,362	100.00%

Contras to loans:
Undisbursed loan proceeds	(157,667)		(111,298)
Allowance for loan losses	(31,065)		(24,076)
Unearned net loan fees	(4,286)		(3,610)
Net premium (discount) on loans purchased	5,785		(371)
Unearned interest	(6)		(31)

Total contras to loans	(187,239)		(139,386)

Loans receivable, net	$2,625,447		$2,414,976

      The following table shows, at March 31, 2005, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Multi-Family
		Residential and
		Commercial
		Real Estate,
	Single-Family	Construction		Commercial
	Residential	and Land	Consumer	Business
	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due:
In one year or less	$24,570	$415,458	$32,564	$101,930
After one year through five years	39,230	958,660	195,663	77,602
After five years	752,404	643,146	362,812	8,706

	$816,204	$2,017,264	$591,039	$188,238

Interest rate terms on amounts due after one year:
Fixed	$252,307	$376,694	$336,011	$44,132

Adjustable	$539,327	$1,225,112	$222,464	$42,176

      Single-Family Residential Loans. At March 31, 2005, $816.2 million, or 22.6%, of the Bank’s total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency. Although the Bank continues to originate single-family residential loans, they have declined as a percentage of the Bank’s total loans held for investment from 34.2% at March 31, 2001 to 22.6% at March 31, 2005.
      The adjustable-rate loans, currently emphasized by the Bank, have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans, based on a designated index. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan.
      Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2005, approximately $543.7 million, or 66.6%, of the Bank’s permanent single-family residential loans held for investment consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.
      The Bank continues to originate long-term, fixed-rate conventional mortgage loans. The Bank generally sells current production of these loans with terms of 15 years or more to the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”) and other institutional investors, while keeping some of the 10-year term loans in its portfolio. The Bank also acts as agent for the FHLB to originate single family loans. In order to provide a full range of products to its customers, the Bank also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), and Wisconsin Department of Veterans Affairs (“WDVA”). The Bank retains the right to service substantially all loans that it sells.
      At March 31, 2005, approximately $272.5 million, or 33.4%, of the Bank’s permanent single-family residential loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.
      Multi-Family Residential and Commercial Real Estate. The Bank originates multi-family loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2005, the Bank had $594.3 million of loans secured by multi-family residential real estate and $923.6 million of loans secured by commercial real estate. These represented 16.5% and 25.6% of the Bank’s total loans held for investment, respectively. The Bank generally limits the origination of such loans to its primary market area.
      The Bank’s multi-family residential loans are primarily secured by apartment buildings and commercial real estate loans are primarily secured by office buildings, industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes.
      Although terms vary, multi-family residential and commercial real estate loans generally have maturities of 15 to 30 years, as well as balloon payments, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index, subject to an initial fixed-rate for a one to five year period and an annual limit generally of 1.5% per adjustment, with no limit on the amount of such adjustments over the life of the loan.
      Construction and Land Loans. Historically, the Bank has been an active originator of loans to construct residential and commercial properties (“construction loans”), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties (“land loans”). At March 31, 2005, construction loans amounted to $375.8 million, or 10.4%, of the Bank’s total loans held for investment. Land loans amounted to $123.6 million, or 3.4%, of the Bank’s total loans held for investment at March 31, 2005.
      The Bank’s construction loans generally have terms of six to 12 months, fixed interest rates and fees which are due at the time of origination and at maturity if the Bank does not originate the permanent financing on the constructed property. Loan proceeds are disbursed in increments as construction progresses and as inspections by the Bank’s in-house appraiser and outside construction inspectors warrant. Land acquisition and development loans generally have the same terms as construction loans, but may have longer maturities than such loans.
      Consumer Loans. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2005, $591.0 million, or 16.4%, of the Bank’s consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank’s consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.
      The largest component of the Bank’s consumer loan portfolio is second mortgage and home equity loans, which amounted to $318.7 million, or 8.8%, of total loans at March 31, 2005. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. A fixed-rate home equity product is also offered.
      Approximately $208.6 million, or 5.8%, of the Bank’s total loans at March 31, 2005 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association (“SLMA”) or to other investors. The Bank sold $7.3 million of these education loans during fiscal 2005.

      The remainder of the Bank’s consumer loan portfolio consists of vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank participates in outstanding balances, currently within a range of 42% to 45%, with a third party, Elan. The Bank also shares 33% of annual fees paid to Elan and 30% of late payments paid to Elan.
      At March 31, 2005, the Bank’s approved credit card lines amounted to $42.6 million. The total outstanding amount at March 31, 2005 is $6.0 million.
      Commercial Business Loans and Leases. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2005, commercial business loans amounted to $188.2 million, or 5.2%, of the Bank’s total loans held for investment. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.
      Net Fee Income From Lending Activities. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts are amortized as an adjustment to the related loan’s yield.
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
      Origination, Purchase and Sale of Loans. The Bank’s loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, walk-in customers, referrals from real estate brokers and builders and direct solicitations. Commercial real estate loan originations are obtained by direct solicitations and referrals. Consumer loans are originated from walk-in customers, existing depositors and mortgagors and direct solicitation. Student loans are originated from solicitation of eligible students and from walk-in customers.
      Applications for all types of loans are obtained at the Bank’s seven regional lending offices, certain of its branch offices and two loan origination facilities. Loans may be approved by members of the Officers’ Loan Committee, within designated limits. Depending on the type and amount of the loans, one or more signatures of the members of the Senior Loan Committee also may be required. For loan requests of $1.5 million or less, loan approval authority is designated to an Officers’ Loan Committee and requires at least three of the members’ signatures. Senior Loan Committee members are authorized to approve loan requests between $1.5 million and $4.0 million and approval requires at least three of the members’ signatures. Loan requests in excess of $4.0 million must be approved by the Board of Directors.
      The Bank’s general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2005, the Bank had approximately $93.3 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.
      Property appraisals on the real estate and improvements securing the Bank’s single-family residential loans are made by the Bank’s staff or independent appraisers approved by the Bank’s Board of Directors during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.
      The Bank’s underwriting criteria generally require that multi-family residential and commercial real estate loans have loan-to-value ratios which amount to 80% or less and debt coverage ratios of at least 110%. The Bank also generally obtains personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrowers, as well as appraisals of the security property from independent appraisal firms.
      The portfolio of commercial real estate and multi-family residential loans is reviewed on a continuing basis (annually for loans of $1.0 million or more, and bi-annually for loans of $750,000 to $1.0 million) to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank’s Board of Directors.
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
      The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like the Bank, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of FNMA and FHLMC, appraisals for single-family homes on which the Bank lends include comments on environmental influences and conditions. The Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans in the Bank’s portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Bank’s exposure to liability for environmental cleanup.
      The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA, and other investors in the secondary market. In addition, the Bank has an agency relationship with the FHLB to originate single family loans. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is reliant on a number of factors but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases. In periods of higher interest rates, customer demand for fixed-rate mortgages declines. The Bank’s sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 100% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.
      The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2005, the Bank was servicing $2.79 billion of loans for others.
      The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2005, approximately $50.1 million of mortgage loans were being serviced for the Bank by others.
      The following table shows the Bank’s consolidated total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Gross loans receivable at beginning of year(1)	$3,300,989	$3,004,896	$2,861,007
Loans originated for investment:
Single-family residential(2)	198,891	118,091	99,380
Multi-family residential	150,483	146,336	168,882
Commercial real estate	473,573	644,425	524,941
Construction and land	450,929	563,012	420,231
Consumer	193,564	217,576	263,628
Commercial business	262,929	261,841	72,199

Total originations	1,730,369	1,951,281	1,549,261

Loans purchased for investment:
Single-family residential	—	—	—
Multi-family residential	—	—	—
Commercial real estate	—	—	—

Total purchases	—	—	—
Total originations and purchases	1,730,369	1,951,281	1,549,261
Repayments	(1,398,011)	(1,586,453)	(1,277,791)
Transfers of loans to held for sale	(6,024)	(40,259)	(124,115)

Net activity in loans held for investment	326,334	324,569	147,355

Loans originated for sale:
Single-family residential(2)	541,613	1,223,757	1,508,553
Multi-family residential	63,632	105,968	54,093
Commercial	108,245	89,056	194,653
Transfers of loans from held for investment	6,024	40,259	124,115
Sales of loans	(729,731)	(1,447,257)	(1,760,765)
Loans converted into mortgage-backed securities	—	(40,259)	(124,115)

Net activity in loans held for sale	(10,217)	(28,476)	(3,466)

Gross loans receivable at end of period	$3,617,106	$3,300,989	$3,004,896

(1)	Includes loans held for sale and loans held for investment.

(2)	Includes single-family residential loans originated on an agency basis through the Mortgage Partnership Finance 100 Program of the Federal Home Loan Bank of Chicago.
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

      A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower’s ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Bank will generally bid an amount reasonably equivalent to the lower of the fair value of the foreclosed property or the amount of judgment due the Bank. A judgment of foreclosure for residential mortgage loans will normally provide for the recovery of all sums advanced by the mortgagee including, but not limited to, insurance, repairs, taxes, appraisals, post-judgment interest, attorneys’ fees, costs and disbursements.
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
      The interest income that would have been recorded during fiscal 2005 if the Bank’s non-accrual loans at the end of the period had been current in accordance with their terms during the period was $937,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2005 was $203,000.
      The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank’s total loans held for investment at the dates indicated.

	March 31,

	2005		2004		2003

		% of		% of		% of
		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
30 to 59 days	$5,853	0.16%	$4,887	0.15%	$10,083	0.34%
60 to 89 days	714	0.02	10,941	0.33	5,612	0.19
90 days and over	14,450	0.40	16,355	0.50	10,069	0.34

Total	$21,017	0.58%	$32,183	0.98%	$25,764	0.87%

      There were three non-accrual loans with carrying values of $1.0 million or greater at March 31, 2005. For additional discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-Performing Assets” in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8.
      Non-performing real estate held for development and sale. At March 31, 2005, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. Non-performing real estate held for development and sale remained relatively constant during the fiscal year. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under “Subsidiaries — Investment Directions, Inc.” and “— Nevada Investment Directions, Inc.” and Note 19 to the Consolidated Financial Statements in Item 8.
      Foreclosed properties. At March 31, 2005, the Bank had no foreclosed properties with a net carrying value of $1.0 million or more. Foreclosed properties and repossessed assets decreased $960,000 during the fiscal year. This decrease was not attributable to any one specific loan.
      Classified Assets. OTS regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. An asset that is classified loss is considered uncollectible and of such little value, that continuance as an asset of the institution is not warranted. Another category designated special mention also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management’s close attention.
      Assets classified as substandard or doubtful require the institution to establish general allowances for losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for losses in the amount of 100% of the portion of the assets classified loss or charge off such amount.
      At March 31, 2005, the Bank had $16.4 million of classified assets, including non-performing assets and certain other loans and assets meeting the criteria for classification. The criteria for the classification of assets comes from information causing management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and would indicate that such loans have the potential to be included as non-accrual, past due or impaired (as defined in SFAS No. 114) in future periods. However, no loss is anticipated at this time.
      As of March 31, 2005, there were $11.1 million of loans classified as substandard, one loan classified as doubtful with a balance of $5.3 million and there were no loans classified as special mention or loss. At March 31, 2004, substandard assets amounted to $31.1 million and no loans were classified as special mention, doubtful or loss. The decrease of $14.7 million in classified assets was attributable to the removal of five commercial real estate loans ($8.0 million in the aggregate) and three commercial business loans ($10.5 million in the aggregate) which all have a carrying value greater than $1.0 million. These additions were partially offset by the addition of a commercial real estate loan with a carrying value greater than $1.0 million. These loans are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-performing Assets” in Item 7.
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
      Additional discussion on the allowance for loan losses at March 31, 2005 has been presented as part of the discussion under “Allowance for Loan and Foreclosure Losses” in Management’s Discussion and Analysis, which is contained in Item 7.
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

      Securities not classified as held to maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2005 and 2004, stockholders’ equity decreased $3.4 million (net of deferred income tax receivable of $2.0 million) and $1.5 million (net of deferred income tax receivable of $1.1 million), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ended March 31, 2005.
      The Corporation’s policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to limitations on investment grade securities, the Corporation also invests in corporate stock and debt securities from time to time.
      The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,

	2005		2004		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Available For Sale:
U.S. Government and federal agency obligations	$41,404	$41,320	$16,586	$16,586	$75,675	$75,823
Mutual fund	2,754	2,722	2,503	2,490	9,815	9,812
Corporate stock and other	7,823	8,013	9,583	10,438	10,151	11,557

	51,981	52,055	28,672	29,514	95,641	97,192
Held To Maturity:
U.S. Government and federal agency obligations	—	—	—	—	2,998	3,095
Other securities	—	—	—	—	—	—

	—	—	—	—	2,998	3,095

Total investment securities	$51,981	$52,055	$28,672	$29,514	$98,639	$100,287

      For additional information regarding the Corporation’s investment securities, see the Corporation’s Consolidated Financial Statements, including Note 4 thereto included in Item 8.
Mortgage-Related Securities
      The Corporation purchases mortgage-related securities to supplement loan production and to provide collateral for borrowings. The Corporation invests in mortgage-related securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association (“GNMA”) backed by FHLMC, FNMA and GNMA mortgage-backed securities and also invests in non-agency CMO’s.
      At March 31, 2005, the amortized cost of the Corporation’s mortgage-related securities held to maturity amounted to $1.5 million, of which $647,000 are five- and seven-year balloon securities, and $855,000 are 10-, 15-and 30-year securities. Of the total held to maturity mortgage-related securities, $1.1 million, $417,000 and $3,000 are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. The adjustable-rate securities included in the above totals for March 31, 2005, are $85,000 and $52,000 for FNMA and FHLMC, respectively.
      The fair value of the Corporation’s mortgage-related securities available for sale amounted to $202.3 million at March 31, 2005, of which $230,000 are five- and seven-year balloon securities, $202.0 million are 10-, 15- and 30-year securities and of all of those securities, $60.8 million are adjustable-rate securities. Of the total available for sale mortgage-related securities, $20.5 million, $56.1 million and $81.1 million are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. Of the total of available for sale mortgage-related securities, $44.6 million are corporate securities and therefore not insured by one of the three foregoing agencies. The adjustable-rate securities included in the above totals for March 31, 2005, are $147,000, $23.5 million, $35.2 million and $2.0 million for FNMA, FHLMC, GNMA and corporate, respectively.
      Mortgage-related securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2005, $82.9 million of the Corporation’s mortgage-related securities available for sale and $68.2 million of the Corporation’s mortgage-backed securities held to maturity were pledged to secure various obligations of the Corporation.
      The table below sets forth information regarding the amortized cost and fair values of the Corporation’s mortgage-related securities at the dates indicated.

	March 31,

	2005		2004		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Available For Sale:
Agency CMO/ Remic’s	$51,531	$50,609	$38,592	$38,629	$44,929	$45,082
Corporate CMO’s	43,584	42,777	54,298	55,518	8,808	9,072
Mortgage-backed Securities	108,729	108,864	124,945	126,771	127,116	131,597

	203,844	202,250	217,835	220,918	180,853	185,751
Held To Maturity:
Agency CMO/ Remic’s	52	52	68	72	2,600	2,661
Mortgage-backed Securities	1,450	1,485	4,235	4,417	60,398	63,416

	$1,502	$1,537	$4,303	$4,489	$62,998	$66,077

Total Mortgage-Related Securities	$205,346	$203,787	$222,138	$225,407	$243,851	$251,828

      Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation’s mortgage-derivative securities are made up of collateralized mortgage obligations (“CMOs”), including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended (“Code”). At March 31, 2005, the Corporation had $52,000 in mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $93.4 million at the same date.

      The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s mortgage-related securities at March 31, 2005, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	One to Five Years		Five to Ten Years		Over Ten Years

		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total

	(Dollars in thousands)
Available for Sale:
Mortgage-derivative securities	$36	7.77%	$3,854	4.70%	$89,496	4.31%	$93,386
Mortgage-backed securities	1,820	6.26	13,557	5.57	93,487	4.12	108,864

	1,856	6.29	17,411	5.37	182,983	4.21	202,250

Held to Maturity:
Mortgage-derivative securities	52	5.10	—	—	—	—	52
Mortgage-backed securities	650	6.04	172	6.23	628	6.39	1,450

	702	5.97	172	6.23	628	6.39	1,502

Mortgage-related securities	$2,558	6.20%	$17,583	5.38%	$183,611	4.22%	$203,752

      Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.
      For additional information regarding the Corporation’s mortgage-related securities, see the Corporation’s Consolidated Financial Statements, including Note 5 thereto, included in Item 8.
Sources of Funds
      General. Deposits are a major source of the Bank’s funds for lending and other investment activities. In addition to deposits, the Bank derives funds from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.
      Deposits. The Bank’s deposit products include passbook savings accounts, demand accounts, interest bearing checking accounts, money market deposit accounts and certificates of deposit ranging in terms of 42 days to seven years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more (“jumbo certificates”).
      The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank’s liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2005, the Bank had $357.3 million in brokered deposits.
      The Bank attracts deposits through a network of convenient office locations by utilizing a detailed customer sales and service plan and by offering a wide variety of accounts and services, competitive interest rates and convenient customer hours. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the characteristics of its deposit accounts, consideration is given to the profitability of the Bank, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Bank’s competitors.
      The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2005.

		Over	Over	Over
		Six Months	One Year	Two Years
	Six Months	Through	Through	Through	Over
Interest Rate	and Less	One Year	Two Years	Three Years	Three Years	Total

	(In thousands)
0.00% to 2.99%	$492,561	$403,347	$198,618	$8,933	$1,072	$1,104,531
3.00% to 4.99%	13,224	280,147	256,047	82,108	82,091	713,617
5.00% to 6.99%	14,181	9,623	21,085	49,276	17	94,182
7.00% to 8.99%	143	—	—	—	—	143
Ledger PVA(1)	416	—	—	—	—	416

	$520,525	$693,117	$475,750	$140,317	$83,180	$1,912,889

(1)	Stemming from the Bank’s purchase of Ledger Bank on November 10, 2001, an adjustment was made to the market values of certificate of deposit and core deposit accounts. The market value of certificate of deposit accounts was determined by discounting cash flows using current deposit rates for the remaining contractual maturity. The market value of core deposits (checking, money market, and passbook accounts) was determined using discounted cash flows with estimated decay rates.
      At March 31, 2005, the Bank had $274.1 million of certificates greater than or equal to $100,000, of which $115.3 million are scheduled to mature in seven through twelve months and $83.1 million in over twelve months.
      Borrowings. From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB that is required to be held by the Bank and by certain of the Bank’s mortgage loans. See “Regulation.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions. The Bank has pledged a substantial portion of its loans receivable and all of its investment in FHLB stock as collateral for these advances. A portion of the Bank’s mortgage-related securities has also been pledged as collateral.
      From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2005 but may do so in the future.
      The Corporation has a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2005. At March 31, 2005 and 2004, the Corporation had drawn $53.8 million and $50.6 million under this line of credit, respectively. See Note 10 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

      The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings (short-term and long-term) at the dates indicated.

	March 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
FHLB advances	$720,428	3.42%	$755,328	3.56%	$554,268	4.33%
Repurchase agreements	—	0.00	—	0.00	—	0.00
Other loans payable	73,181	4.57	76,231	3.11	41,548	2.78
      The following table sets forth information relating to the Corporation’s short-term (maturities of one year or less) borrowings at the dates and for the periods indicated.

	March 31,

	2005	2004	2003

	(In thousands)
Maximum month-end balance:
FHLB advances	$188,740	$192,500	$188,900
Repurchase agreements	—	—	—
Other loans payable	73,181	76,231	52,695
Average balance:
FHLB advances	168,365	141,283	145,342
Repurchase agreements	—	—	—
Other loans payable	68,670	53,083	42,325
Subsidiaries
      Investment Directions, Inc. IDI is a wholly owned non-banking subsidiary of the Corporation that has invested in various limited partnerships (see Davsha and Oakmont partnerships below) and subsidiaries funded by borrowings from the Corporation. Because the Corporation has made substantially all of the initial capital investment in these partnerships and as a result bears substantially all the risks of ownership of these partnerships, such partnerships have been deemed variable interest entities (“VIE’s”) subject to the consolidation requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The application of FIN 46 results in the consolidation of assets, liabilities, income and expense of the partnerships into the Corporation’s financial statements. The portion of ownership and income that belongs to the other partner is reflected as minority interest so there is no effect on net income or shareholders’ equity. See Note 1 — Variable Interest Entities to the Consolidated Financial Statements in Item 8 for a detailed discussion of the financial statement effects of FIN 46.

      The following table sets forth certain selected financial data of IDI at and for the years ended March 31, 2005 and 2004:

	At or For the
	Year Ended
	March 31,

	2005	2004

	(In thousands)
Cash and other assets	$5,181	$1,508
Loan receivables	5,810	4,026
Investments in consolidated partnerships and corporations:
California Investment Directions	2,476	1,747
Nevada Investment Directions	4,625	475
Indian Palms	15,588	17,278
Davsha	12,002	14,221
Oakmont	2,863	2,130

Total assets	48,545	41,385

Borrowings from the Corporation	31,794	36,931
Other liabilities	3,966	265
Shareholders’ equity	12,785	4,189

Interest income	337	221
Investment income (loss):
California Investment Directions	1,262	410
Nevada Investment Directions	86	(307)
Indian Palms	2,294	(794)
Davsha	8,015	2,817
Oakmont	(3)	(38)
Seville, LLC	—	(110)

Gain on sale — Seville	—	2,258
Other income	207	650
Operating expenses	(300)	(636)
Income tax (expense) benefit	(3,970)	(1,794)

Net income	7,928	2,677
Note: Investments in partnerships and corporations, borrowings from the Corporation and investment income are eliminated for the Corporation’s consolidated financial statement of condition and operations.
      California Investment Directions, Inc. CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. Davsha and its subsidiaries invest in VIE’s which are subject to FIN 46 treatment. See Davsha and its subsidiaries below for a discussion of the effects of FIN 46 on the financial statements of Davsha and its subsidiaries as well as a discussion of VIE’s in Note 1 to the Consolidated Financial Statements in Item 8.
      Nevada Investment Directions, Inc. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. Oakmont invests in a VIE, Chandler Creek, which is subject to FIN 46 treatment.

      S&D Indian Palms, Ltd. Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha, LLC which in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to outside parties.
      Davsha, LLC. Davsha is a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California where it purchased land from Indian Palms and develops residential housing for sale. Davsha has eight wholly owned non-banking subsidiaries, Davsha II, Davsha III, Davsha IV, Davsha V, Davsha VI, Davsha VII, Davsha VIII and Davsha IX. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Since each of the eight Davsha subsidiaries exercise significant influence over the operations of their respective partnerships, the assets, liabilities, income and expense are consolidated with the financial statements of each of the respective Davsha’s, per FIN 46. During fiscal 2005, 229 lots were sold to a third party which resulted in approximately $5.4 million of net income after tax.
      Oakmont. Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The office park consists of three office warehouse buildings totaling 126,000 square feet and vacant land of approximately 135 acres. The project is currently 73% leased. During the fiscal year ended March 31, 2005, the Chandler Creek partnership sold one building for $3.2 million. Because Oakmont made substantially all of the initial capital investment in Chandler Creek and bears substantially all the risks of ownership, the assets, liabilities, income and expense of that partnership are consolidated with the financial statements of Oakmont, per FIN 46.
      Together, IDI, CIDI, NIDI, Indian Palms, Davsha, and Oakmont represent the real estate investment segment of the Corporation’s business. At March 31, 2005, the majority of this segment was classified as real estate held for development and sale on the Corporation’s consolidated financial statements. Minority interest of the partnerships is reported as a mezzanine item below liabilities and above stockholders’ equity. The components of income from operations of the real estate investment subsidiaries that are consolidated in accordance with FIN 46 are reported in real estate investment partnership revenue, real estate investment partnership cost of sales, other expenses from real estate partnership operations, and minority interest in net income of real estate partnership operations. Net income of IDI’s wholly owned subsidiary, Indian Palms (which is not subject to FIN 46 treatment) is reported in other revenue (expense) from real estate operations. For further discussion of the real estate held for development and sale segment, see Note 19 to the Corporation’s Consolidated Financial Statements in Item 8.
      During the fiscal year ended March 31, 2004, IDI sold its investment in a Tampa, Florida project that included an interest in a golf operation and residential lots. As a part of the sale of this project, the buyers borrowed $4.5 million from IDI. The principal balance of this commercial loan was $3.1 million at March 31, 2005.
      The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2005, IDI had extended $17.6 million to Indian Palms, $860,000 to CIDI and $2.8 million to Oakmont as compared to $17.7 million to Indian Palms, $7.4 million to Davsha, $559,000 to CIDI and $2.3 million to Oakmont at March 31, 2004. These amounts are eliminated in consolidation.
      During fiscal 2004, IDI invested in a heavy industrial battery charger manufacturer, Power Designers, Inc., that had commercial loans with the Bank in the amount of $479,000. The notes were written off at the Bank level and IDI restructured the borrowing. The level of borrowings determines the ownership interest in future earnings of Power Designers, Inc. such that, for every $25,000 advanced under the line of credit, IDI gains an additional .455% of ownership interest up to a maximum ownership level of 58.0%. As of March 31, 2005, IDI had extended lines of credit of $1.5 million, of a maximum line of credit of $1.6 million, to Power Designers for operations and production which resulted in an ownership interest of 55.5% of Power Designers by IDI.

      At March 31, 2005, the Corporation had extended $31.8 million to IDI to fund various partnership and subsidiary investments. This represents a decrease of $2.7 million from borrowings of $34.5 million at March 31, 2004. These amounts are eliminated in consolidation.
      At March 31, 2005, the Corporation had extended $96,000 to NIDI to fund various partnership investments. NIDI had borrowings from the Corporation of $2,000 as of March 31, 2004. These amounts are eliminated in consolidation.
      Anchor Investment Services, Inc. AIS is a wholly owned subsidiary of the Bank that offers fixed and variable annuities as well as mutual funds to its customers and members of the general public. AIS also processes stock and bond trades and provides credit life and disability insurance services to the Bank’s consumer and mortgage loan customers as well as some group and individual coverage. For the year ended March 31, 2005, AIS had net income of $54,000 as compared to net income of $31,000 for the year ended March 31, 2004. The Bank’s investment in AIS amounted to $150,000 at March 31, 2005 as compared to $95,000 at March 31, 2004.
      ADPC Corporation. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2005 amounted to $445,000 as compared to $425,000 at March 31, 2004. ADPC had net income of $20,000 for the year ended March 31, 2005 as compared to net income of $75,000 for the year ended March 31, 2004.
      Anchor Investment Corporation. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $266.7 million at March 31, 2005 as compared to $647.1 million at March 31, 2004. AIC had net income of $8.4 million for the year ended March 31, 2005 as compared to $19.2 million for the year ended March 31, 2004. This reduction was due to the Bank’s election to reduce AIC’s asset base by eliminating intercompany borrowings because there is no longer a state tax benefit. The Bank had outstanding notes to AIC of $151.0 million at March 31, 2004, with a weighted average rate of 4.00%. There were no outstanding notes to AIC as of March 31, 2005. See Note 15 — Commitments and Contingent Liabilities to the Consolidated Financial Statements in Item 8 for further discussion of state tax audits and proposed tax law changes and their effect on the Corporation and AIC.
Employees
      The Corporation had 802 full-time employees and 165 part-time employees at March 31, 2005. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.
Regulation and Supervision
      The business of the Corporation and the Bank is subject to extensive regulation and supervision under federal banking laws and other federal and state laws and regulations. In general, these laws and regulations are intended for the protection of depositors, the deposit insurance funds administered by the FDIC and the banking system as a whole, and not for the protection of stockholders or creditors of insured institutions.
      Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which the Corporation and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on us and our businesses.

The Corporation
      General. The Corporation is registered as a savings and loan holding company under Section 10 of the Home Owners’ Loan Act (“HOLA”). As a result, the Corporation is subject to the regulation, examination, supervision and reporting requirements of the OTS. The Corporation must file quarterly and annual reports with the OTS that describes its financial condition.
      For the Corporation to continue to be regulated as a savings and loan holding company, the Bank must continue to be a “qualified thrift lender.” Otherwise, the Corporation could be required to register as a bank holding company and become subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Regulation as a bank holding company could be adverse to the Corporation’s operations and impose additional and possibly more burdensome regulatory requirements on the Corporation. See “— The Bank — Qualified Thrift Lender Test” below.
      Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, such as the Corporation, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.
      If a savings and loan holding company acquires control of a second savings association and holds it as a separate institution, the holding company becomes a multiple savings and loan holding company. As a general rule, multiple savings and loan holding companies are subject to restrictions on their activities that are not imposed on a grandfathered holding company. They could not commence or continue any business activity other than: (i) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting an insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies.
      Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS:

•	control of any other savings institution or savings and loan holding company or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a savings institution or holding company of a savings institution which is not a subsidiary.
      In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the holding company and savings association involved, the risk of the acquisition to the insurance funds, the convenience and needs of the community and the effect of the acquisition on competition. Acquisitions which result in a savings and loan holding company controlling savings associations in more than one state are generally prohibited, except in supervisory transactions involving failing savings associations or based on specific state authorization of such acquisitions. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such Corporation’s voting stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.
      Change of Control. Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Corporation. Among other criteria, under OTS regulations, “control” is conclusively presumed to exist if a person or Corporation acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition.
      Change in Management. If a savings and loan holding company is in a “troubled condition,” as defined in the OTS regulations, it is required to give 30 days’ prior written notice to the OTS before adding or replacing a director, employing any person as a senior executive officer or changing the responsibility of any senior executive officer so that such person would assume a different senior executive position. The OTS then has the opportunity to disapprove any such appointment.
      Limitations on Dividends. The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation’s principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements, including a minimum of 30 days’ advance notice to the OTS of any proposed dividend to the Corporation.
      Other limitations may apply depending on the size of the proposed dividend and the condition of the Bank. See “— The Bank — Restrictions on Capital Distributions” below.
The Bank
      General. The Bank is a federal savings bank organized under the laws of the United States and subject to regulation and examination by the OTS. The OTS regulates all areas of the Bank’s banking operations, including investments, reserves, lending, mergers, payment of dividends, interest rates, transactions with affiliates (including the Corporation), establishment of branches and other aspects of the Bank’s operations. The Bank is subject to regular examinations by the OTS and is assessed amounts to cover the costs of such examinations.
      Because the Bank’s deposits are insured by the FDIC to the maximum extent permitted by law, the Bank is also regulated by the FDIC. The major functions of the FDIC with respect to insured institutions include making assessments, if required, against insured institutions to fund the appropriate deposit insurance fund and preventing the continuance or development of unsound and unsafe banking practices.
      Capital Requirements. OTS regulations require that federal savings banks maintain: (i) “tangible capital” in an amount of not less than 1.5% of adjusted total assets, (ii) “core (Tier 1) capital” in an amount not less than 3.0% of adjusted total assets and (iii) a level of risk-based capital equal to 8.0% of total risk-weighted assets. Most banks are required to maintain a “minimum leverage” ratio of core (Tier 1) capital of at least 4.0% to 5.0% of adjusted total assets.
      “Core capital” includes common stockholders’ equity (including common stock, common stock surplus and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of full consolidated subsidiaries. Intangible assets generally must be deducted from core capital, other than certain servicing assets and purchased credit card relationships, subject to limitations. “Tangible capital” means core capital less any intangible assets (except for mortgage servicing assets includable in core capital) and investments in subsidiaries engaged in activities not permissible for a national bank. “Total capital,” for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary (Tier 2) capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary (Tier 2) capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. Risk-weighted assets are determined by multiplying certain categories of a savings association’s assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the credit risk associated with those assets as specified in OTS regulations.
      As of March 31, 2005, the Bank was in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.77%, 7.77% and 10.71%, respectively.
      Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances. The Bank is not subject to any such individual minimum capital requirement.
      Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (“FDIA”), each federal banking agency is required to take prompt corrective action to deal with depository institutions subject to their jurisdiction that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIA mandates that the institution be placed in receivership.
      Pursuant to regulations promulgated under Section 38 of the FDIA, the corrective actions that the banking agencies either must or may take are tied primarily to an institution’s capital levels. In accordance with the framework set forth in the FDIA, the federal banking agencies have developed a classification system, pursuant to which all banks and savings associations are placed into one of five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The capital thresholds established for each of the categories are as follows:

		Tier 1	Total
	Tier 1	Risk Based	Risk-Based
Capital Category	Leverage Ratio	Capital Ratio	Capital Ratio

Well Capitalized	5% or above	6% or above	10% or above
Adequately Capitalized	4% or above(1)	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically Undercapitalized	Less than 2%	—	—

(1)	3% for banks with the highest supervisory rating.
      The applicable federal banking agency also has authority, after providing an opportunity for a hearing, to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.
      Applicable laws and regulations also generally provide that no insured institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions and other distributions of capital to the owners of an institution. Moreover, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval.
      “Undercapitalized” depository institutions are subject to growth limitations and other restrictions and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution’s total assets at the time it became “undercapitalized,” and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”
      “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks.
      “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.
      As of March 31, 2005, the Bank was “well capitalized.”
      Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under applicable regulations, a savings institution must file an application for OTS approval of the capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings with the OTS.
      If an application is not required to be filed, savings institutions such as the Bank which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.
      An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by OTS regulations, if the OTS determines that such distribution would constitute an unsafe or unsound practice.
      The FDIC prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC. The Bank is currently not in default in any assessment payment to the FDIC.
      Qualified Thrift Lender Test. A savings association can comply with the qualified thrift lender, or QTI, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTI test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTI test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTIs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At March 31, 2005, the amount of the Bank’s assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTI test.
      Applicable laws and regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and be subject to all statutes applicable to bank holding companies. In order to exercise the powers granted to federally-chartered savings associations and maintain full access to FHLB advances, the Bank must continue to meet the definition of a QTL.
      Safety and Soundness Standards. The OTS and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.
      Community Investment and Consumer Protection Laws. In connection with the Bank’s lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Truth-in-Savings Act, Fair Housing Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Bank Secrecy Act, Money Laundering Prosecution Improvements Act and Community Reinvestment Act.
      The Community Reinvestment Act requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a “Community Reinvestment Act Statement” pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (the OTS in the case of the Bank) must conduct regular Community Reinvestment Act examinations of insured financial institutions and assign to them a Community Reinvestment Act rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The record of a depository institution under the Community Reinvestment Act will be taken into account when applying for the establishment of new branches or mergers with other institutions. The Bank’s current Community Reinvestment Act rating is “satisfactory.”
      The Bank attempts in good faith to ensure compliance with the requirements of the consumer protection statutes to which it is subject, as well as the regulations that implement the statutory provisions. The requirements are complex, however, and even inadvertent non-compliance could result in civil and, in some cases, criminal liability.
      FDIC Insurance Assessments. Federal deposit insurance is required for all federally-chartered savings associations. Deposits at the Bank are insured to a maximum of $100,000 for each depositor by the SAIF administered by the FDIC. As a SAIF-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of the Bank made by the OTS and all reports of condition filed by the Bank with the OTS. The FDIC also may require the Bank to file such additional reports as it determines to be advisable for insurance purposes. Additionally, the FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly.
      Insurance premiums are paid in semiannual assessments. Under a risk-based assessment system, the FDIC is required to calculate on a semi-annual basis a savings association’s semiannual assessment based on (i) the probability that the insurance fund will incur a loss with respect to the institution (taking into account the institution’s asset and liability concentration), (ii) the potential magnitude of any such loss and (iii) the revenue and reserve needs of the insurance fund. The semiannual assessment imposed on an insured savings association may increase depending on the SAIF revenue and expense levels, and the risk classification applied to it.
      The deposit insurance assessment rate charged to each institution depends on the assessment risk classification assigned to each institution. Under the risk-classification system, each SAIF member is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “less than adequately capitalized,” as such terms are defined under the OTS’s prompt corrective action regulation (discussed above), except that “less than adequately capitalized” includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups: “healthy” (institutions that are financially sound with only a few minor weaknesses), “supervisory concern” (institutions with weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk to the SAIF) or “substantial supervisory concern” (institutions that pose a substantial probability of loss to the SAIF unless corrective action is taken). The FDIC places each institution into one of nine assessment risk classifications based on the institution’s capital group and supervisory subgroup classification. The matrix so created results in nine assessment risk classifications, with rates during fiscal 2005 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points per $100 of deposits for undercapitalized institutions with substantial supervisory concerns.
      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the first quarter of 2005 was .0142% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
      Insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding by the FDIC that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings association, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances.
      Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $357.3 million of outstanding brokered deposits at March 31, 2005.
      Federal Home Loan Bank System. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board, or FHFB. The FHLBs provide a central credit facility for member savings associations. Collateral is required. The Bank is a member of the FHLB of Chicago. The maximum amount that the FHLB of Chicago will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Chicago, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings association may obtain is restricted in the event the institution fails to maintain its status as a QTL.
      Federal Reserve System. The Federal Reserve Board has adopted regulations that require savings associations to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank’s interest-earning assets.
      Transactions With Affiliates Restrictions. Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act and regulations thereunder. An affiliate of a savings association generally is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-

affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.
      In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on extensions of credit to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2005, the Bank was in compliance with the above restrictions.
      The USA PATRIOT Act of 2001. The USA PATRIOT Act requires financial institutions such as the Bank to prohibit correspondent accounts with foreign shell banks, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers. For additional information, see Note 21 to the consolidated financial statements.
      Privacy Regulation. The Corporation and the Bank are subject to numerous privacy-related laws and their implementing regulations, including but not limited to Title V of the Gramm-Leach-Bliley Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Right to Financial Privacy Act, the Children’s Online Privacy Protection Act and other federal and state privacy and consumer protection laws. Those laws and the regulations promulgated under their authority can limit, under certain circumstances, the extent to which financial institutions may disclose nonpublic personal information that is specific to a particular individual to affiliated companies and nonaffiliated third parties. Moreover, the Bank is required to establish and maintain a comprehensive Information Security Program in accordance with the Interagency Guidelines Establishing Standards for Safeguarding Customer Information. The program must be designed to:

•	ensure the security and confidentiality of customer information;

•	protect against any anticipated threats or hazards to the security or integrity of such information; and

•	protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
      In addition, the Federal Trade Commission has recently implemented a nationwide “do not call” registry that allows consumers to prevent unsolicited telemarketing calls. Millions of households already have placed their telephone numbers on this registry.
      Regulatory Enforcement Authority. The enforcement powers available to federal banking agencies are substantial and include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against insured institutions and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, which generally establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improve the quality and transparency of financial reporting by those companies and strengthen the independence of auditors. Among other things, the new legislation (i) created a public company accounting oversight board which is empowered to set auditing, quality control and ethics standards, to inspect registered public accounting firms, to conduct investigations and to take disciplinary actions, subject to SEC oversight and review; (ii) strengthened auditor independence from corporate management by, among other things, limiting the scope of consulting services that auditors can offer their public company audit clients; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.
Legislative and Regulatory Proposals
      Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, savings banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before the FDIC, the OTS and other bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to savings banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities, including, among others, proposals relating to fair market value accounting for certain classes of assets and liabilities. The likelihood and impact of any additional future accounting rule changes and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.
Taxation
Federal
      The Corporation files a consolidated federal income tax return on behalf of itself, the Bank and its subsidiaries on a fiscal tax year basis.
      The Small Business Job Protection Act of 1996 (the “Job Protection Act”) repealed the “reserve method” of accounting for bad debts by most thrift institutions effective for the taxable years beginning after 1995. Larger thrift institutions such as the Bank are now required to use the “specific charge-off method.” The Job Protection Act also granted partial relief from reserve recapture provisions, which are triggered by the change in method. This legislation did not have a material impact on the Bank’s financial condition or results of operations. As of March 31, 2005, the Bank’s bad debt reserves for tax purposes totaled approximately $46.1 million. (See Note 13 to the Consolidated Financial Statements in Item 8 for additional discussion).
State
      Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the members of the Corporation’s consolidated income tax group, including, pursuant to an agreement between the Corporation and the Wisconsin Department of Revenue, AIC commencing in the fourth quarter of fiscal 2004.

Item 2.	Properties
      At March 31, 2005, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 56 other full-service offices and two loan origination offices. The Bank owns 40 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 17 full-service offices. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2005 and 2029. The aggregate net book value at March 31, 2005 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $23.1 million. See Note 8 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment.

Item 3.	Legal Proceedings
      The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.
      See Note 21 to the Consolidated Financial Statements included in Item 8 for a discussion of the Bank’s consent to a cease and desist order and civil monetary penalty issued by the OTS in connection with the Bank’s Bank Secrecy Act compliance activities.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the fiscal year ended March 31, 2005, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
      The Corporation’s Common Stock is traded on the Nasdaq Stock Market, National Market under the symbol “ABCW”. As of March 31, 2005, there were approximately 3,000 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.
Shareholders’ Rights Plan
      On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one “Right” for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and American Stock Transfer Company, as Rights Agent.

Quarterly Stock Price and Dividend Information
      The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2005 and 2004.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2005	$29.420	$26.500	$0.125
December 31, 2004	29.750	25.150	0.125
September 30, 2004	26.730	24.520	0.125
June 30, 2004	27.130	23.940	0.110

March 31, 2004	$27.100	$24.650	$0.110
December 31, 2003	26.120	23.380	0.110
September 30, 2003	26.390	22.700	0.110
June 30, 2003	24.700	21.750	0.100
      For information regarding restrictions on the payments of dividends by the Bank to the Corporation, see “Item 1. Business — Regulation and Supervision — The Bank — Restrictions on Capital Distributions” in this report.
Repurchases of Common Stock
      The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs(2)

January 1 – January 31, 2005	259,892		$28.40	255,000	1,672,350
February 1 – February 28, 2005	25,000		26.98	25,000	1,647,350
March 1 – March 31, 2005	433,990		27.97	433,990	1,213,360

Total	718,882	(1)	$28.09	713,990	1,213,360

(1)	Consists of 713,990 shares purchased pursuant to a publicly announced repurchase program, as described in Note 2, and 4,892 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 5, 2004, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.15 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares are held as treasury stock and are available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Item 6.	Selected Financial Data
      The following information at and for the years ended March 31, 2005, 2004 and 2003 has been derived from the Corporation’s historical audited consolidated financial statements for those years, as restated for the years ended March 31, 2004 and 2003, and the financial information at and for the years ended March 31, 2002 and 2001 has been derived from the Corporation’s unaudited financial statements for those years, as restated.

	At or For Year Ended March 31,

		2004	2003	2002	2001
	2005	(As Restated)	(As Restated)	(As Restated)	(As Restated)

	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$199,979	$190,262	$209,605	$225,701	$228,647
Interest expense	79,276	79,907	92,856	128,454	148,096
Net interest income	120,703	110,355	116,749	97,247	80,551
Provision for loan losses	1,579	1,950	1,800	2,485	945
Real estate investment partnership revenue	106,095	47,708	—	—	—
Other non-interest income	28,769	38,168	31,236	19,597	11,518
Real estate investment partnership cost of sales	74,875	34,198	—	—	—
Other non-interest expenses	87,700	80,061	68,004	59,531	51,450
Minority interest in income of real estate partnership operations	13,546	4,063	—	—	—
Income taxes	29,532	29,119	29,528	19,672	13,888
Net income	48,335	46,840	48,653	35,156	25,786
Earnings per share:
Basic	2.14	2.05	2.03	1.54	1.14
Diluted	2.10	2.00	1.98	1.50	1.11
Balance Sheet Data:
Total assets	$4,050,456	$3,806,545	$3,535,309	$3,504,674	$3,126,283
Investment securities	52,055	29,514	100,190	73,740	56,129
Mortgage-related securities	203,752	225,221	248,749	285,586	379,159
Loans receivable held for investment, net	3,414,608	3,066,812	2,770,988	2,627,248	2,414,976
Deposits	2,873,533	2,609,686	2,580,767	2,561,825	2,127,238
Notes payable to FHLB	720,428	755,328	554,268	569,500	669,896
Other borrowings	73,181	76,231	41,548	52,090	70,702
Stockholders’ equity	310,678	297,707	289,692	275,110	218,421
Shares outstanding	22,319,513	22,954,535	23,942,858	24,950,258	22,814,923
Other Financial Data:
Book value per share at end of period	$13.92	$12.97	$12.10	$11.03	$9.57
Dividends paid per share	0.49	0.43	0.36	0.32	0.30
Dividend payout ratio	22.90%	20.98%	17.86%	20.94%	25.88%
Yield on earning assets	5.41	5.53	6.36	7.15	7.89
Cost of funds	2.25	2.43	2.94	4.29	5.31
Interest rate spread	3.16	3.10	3.42	2.86	2.58

	At or For Year Ended March 31,

		2004	2003	2002	2001
	2005	(As Restated)	(As Restated)	(As Restated)	(As Restated)

	(Dollars in thousands, except per share data)
Net interest margin	3.27	3.21	3.54	3.08	2.78
Return on average assets	1.24	1.29	1.39	1.07	0.84
Return on average equity	15.69	15.91	17.05	14.25	11.84
Average equity to average assets	7.92	8.11	8.17	7.52	7.14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Set forth below is a discussion and analysis of the Corporation’s financial condition and results of operations including information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources, as well as significant accounting policies. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.
Significant Accounting Policies
      There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:

•	Establishing the amount of the allowance for loan losses requires the use of judgment as well as other systematic objective and quantitative methods. Assets are evaluated at least quarterly and risk components reviewed as a part of that evaluation. See Note 1 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies — Allowances for Loan Losses” in Item 8 for a discussion of risk components.

•	Valuation of mortgage servicing rights requires the use of judgment. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan’s book basis is allocated to mortgage servicing rights when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of cost or market value.

•	Goodwill is reviewed at least annually for impairment, which requires judgment. Goodwill has been recorded as a result of an acquisition in which the purchase price exceeded the fair value of net assets acquired. The price paid for the acquisition is analyzed and compared to a number of current indices. If goodwill is determined to be impaired, it would be expensed in the period in which it became impaired.
Restatement
      In June 2005, the Corporation determined to restate its consolidated financial statements for the years ended March 31, 2001 to March 31, 2004 and each of the quarters of the year ended March 31, 2004 and the first three quarters of the year ended March 31, 2005. The determination was made to restate these financial statements in connection with the Corporation’s accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) Program of the Federal Home Loan Bank of Chicago (“FHLB”).
      Historically, the Corporation has been an active participant in the MPF program developed by the FHLB of Chicago and implemented by eight other FHLBs. The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a “flow” basis as an agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs. Under the MPF Program, credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency. The participating institution receives credit enhancement fees from the FHLB for providing this secondary credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.
      Transfers involving sales with the Corporation acting as principal are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) with the recognition of gains or losses on sale and related mortgage servicing rights (see “Mortgage Servicing Rights” in Note 1 to the Consolidated Financial Statements). Originations under the MPF 100 Program are not accounted for as loan sales, nor are mortgage servicing rights recognized. Rather, servicing fees are reported in income on a monthly basis as servicing activities are performed.
      The Corporation has participated in the MPF program by originating loans on an agency basis through the MPF 100 Program, but has determined that it incorrectly accounted for these transactions as sales of loans under SFAS 140. The correction of this accounting required the Corporation to reverse gains on agency loan sales related to the MPF program and to remove from its consolidated balance sheet related mortgage servicing rights previously included in “Accrued interest on investments and loans and other assets.” The Corporation’s operating results were also adjusted to remove from loan servicing income the amortization expense and impairment charges associated with the de-recognized mortgage servicing rights and to reflect the tax consequences of the adjusted pre-tax income. Finally, the Corporation has reported as a separate line item in its consolidated statements of income credit enhancement derivative income. Previously, this income was included in loan servicing income. The effect of these accounting changes is to reduce net income by $1,191,000, $1,211,000, $910,000 and $529,000 for the years ended March 31, 2001, 2002, 2003 and 2004, respectively.
      See Note 2 to the Consolidated Financial Statements included in Item 8 for a summary of the effects of these changes on the Corporation’s consolidated balance sheet as of March 31, 2004, and on its consolidated statements of income for the years ending March 31, 2004 and 2003. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

Segment Review
      The Corporation’s primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s real estate segment invests in real estate developments.
      The Corporation’s profitability is predominantly dependent on net interest income, non-interest income, the level of the provision for loan losses, non-interest expense, and taxes of its community banking segment. The results of operations of the Corporation’s segments are set forth in the following tables:

	Year Ended March 31, 2005

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$435	$200,723	$(1,179)	$199,979
Interest expense	1,144	79,311	(1,179)	79,276

Net interest income (loss)	(709)	121,412	—	120,703
Provision for loan losses	—	1,579	—	1,579

Net interest income (loss) after provision for loan losses	(709)	119,833	—	119,124
Real estate investment partnership revenue	106,095	—	—	106,095
Other revenue from real estate operations	5,256	—	—	5,256
Other income	—	23,632	(119)	23,513
Real estate investment partnership cost of sales	(74,875)	—	—	(74,875)
Other expense from real estate partnership operations	(9,782)	—	119	(9,663)
Minority interest in income of real estate partnerships	(13,546)	—	—	(13,546)
Other expense	—	(78,037)	—	(78,037)

Income before income taxes	12,439	65,428	—	77,867
Income tax expense	4,759	24,773	—	29,532

Net income	$7,680	$40,655	$—	$48,335

Total Assets	$80,610	$3,969,846	$—	$4,050,456

	Year Ended March 31, 2004
	(As Restated)

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$325	$190,262	$(325)	$190,262
Interest expense	274	79,907	(274)	79,907

Net interest income (loss)	51	110,355	(51)	110,355
Provision for loan losses	—	1,950	—	1,950

Net interest income (loss) after provision for loan losses	51	108,405	(51)	108,405
Real estate investment partnership revenue	47,383	—	325	47,708
Other revenue (expense) from real estate operations	6,343	—	—	6,343
Other income	—	31,825	—	31,825
Real estate investment partnership cost of sales	(34,198)	—	—	(34,198)
Other expense from real estate partnership operations	(9,939)	—	(274)	(10,213)
Minority interest in income of real estate partnerships	(4,063)	—	—	(4,063)
Other expense	—	(69,848)	—	(69,848)

Income before income taxes	5,577	70,382	—	75,959
Income tax expense	1,903	27,216	—	29,119

Net income	$3,674	$43,166	$—	$46,840

Total Assets	$80,136	$3,726,409	$—	$3,806,545

	Year Ended March 31, 2003
	(As Restated)

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$26	$209,605	$(26)	$209,605
Interest expense	294	92,856	(294)	92,856

Net interest income (loss)	(268)	116,749	268	116,749
Provision for loan losses	—	1,800	—	1,800

Net interest income (loss) after provision for loan losses	(268)	114,949	268	114,949
Real estate investment partnership revenue	—	—	—	—
Other revenue (expense) from real estate operations	—	—	—	—
Other income	16,088	31,299	(16,151)	31,236
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	—	—	—	—
Minority interest in income of real estate partnerships	—	—	—	—
Other expense	(15,883)	(68,004)	15,883	(68,004)

Income (loss) before income taxes	(63)	78,244	—	78,181
Income tax expense (benefit)	(380)	29,908	—	29,528

Net income	$317	$48,336	$—	$48,653

Total Assets	$40,877	$3,494,432	$—	$3,535,309
Results of Operations

Comparison of Years Ended March 31, 2005 and 2004
      General. Net income increased $1.5 million to $48.3 million in fiscal 2005 from $46.8 million in fiscal 2004. The primary component of this increase in earnings for fiscal 2005, as compared to fiscal 2004, was a $49.0 million increase in non-interest income, primarily due to a $57.3 million increase in income from the Corporation’s real estate segment. In addition, there was an increase of $10.7 million in net interest income after the provision for loan losses. These increases were partially offset by an increase in non-interest expense of $48.3 million, due primarily to a $40.7 million increase attributable to the Corporation’s real estate segment and an increase in tax expense of $410,000. The returns on average assets and average stockholders’ equity for fiscal 2005 were 1.24% and 15.69%, respectively, as compared to 1.29% and 15.91%, respectively, for fiscal 2004.
      Net Interest Income. Net interest income increased by $10.3 million during fiscal 2005 due to a larger increase in the volume of interest-earning assets compared to the increase in the volume of interest-bearing liabilities coupled with a greater decrease in the rates paid on interest-bearing liabilities as compared to the decrease in the yields earned on interest-earning assets. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.69 billion and $3.53 billion in fiscal 2005, respectively, from $3.44 billion and $3.29 billion, respectively, in fiscal 2004. The ratio of average interest-earning assets to average interest-bearing liabilities remained steady at 1.05% in both fiscal 2005 and 2004. The average yield on interest-earning assets (5.41% in fiscal 2005 versus 5.53% in fiscal 2004) decreased, as did the average cost on interest-bearing liabilities (2.25% in fiscal 2005 versus 2.43% in fiscal 2004). The net interest margin increased to 3.27% in fiscal 2005 from 3.21% in fiscal 2004 and the interest rate spread increased to 3.16% from 3.10% in fiscal

2005 and 2004, respectively. The increase in the net interest margin is reflective of a decrease in the cost of funds, slightly offset by a smaller decrease in yields on loans as interest rates continue to decrease. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth below. The analysis indicates that the increase of $10.3 million in net interest income stemmed from net rate/volume increases in interest earning assets of $9.7 million as well as the net rate/volume decreases of interest bearing liabilities of $631,000.
      Provision for Loan Losses. Provision for loan losses decreased $370,000 from $2.0 million in fiscal 2004 to $1.6 million in fiscal 2005 based on management’s ongoing evaluation of asset quality. Although there was an increase in net charge-offs of $720,000 in fiscal 2005, primarily due to increased mortgage and consumer loan charge-offs, there was a decrease in non-accrual loans, particularly in commercial real estate loans. The Corporation’s allowance for loan losses decreased $2.2 million from $28.6 million at March 31, 2004 to $26.4 million at March 31, 2005. This amount represented 0.73% of total loans at March 31, 2005, as compared to 0.87% of total loans at March 31, 2004. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”
      Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowance as they carry a higher risk of loss.
      Non-interest Income. Non-interest income increased $49.0 million to $134.9 million for fiscal 2005 compared to $85.9 million for fiscal 2004 primarily due to the increase of income from the Corporation’s real estate segment of $57.3 million for fiscal 2005. In addition, loan servicing income increased $2.9 million primarily due to the decrease in the amortization of mortgage servicing rights; and service charges on deposits increased $430,000 essentially due to a growth in deposits. Partially offsetting these increases were decreases in other categories. Net gain on sale of loans decreased $8.7 million largely due to the increasing interest rate environment, which resulted in significantly lower levels of refinancing activity. Loan refinance activity and the ability to recognize gains from the sale of fixed-rate loans is significantly dependent on decreasing interest rates and, as a result, there can be no assurance that the level of loan refinance activity and gains from the sale of loans recorded in prior periods can be sustained in future periods. Net gain on sale of investments and mortgage-related securities decreased $1.9 million. Such gains also are subject to significant inter-period variations due to changes in market and economic conditions. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $1.1 million. Insurance commissions decreased $170,000.
      Non-interest Expense. Non-interest expense increased $48.3 million to $162.6 million for fiscal 2005 compared to $114.3 million for fiscal 2004 primarily due to the increase of real estate investment partnership cost of sales of $40.7 million. In addition, compensation increased $3.5 million largely due to an increase in insurance and other benefits, other expenses increased $2.9 million mainly due to an increase in contributions as well as legal and consulting fees, and marketing expense increased $1.2 million due to an increase in media expense. Furniture and equipment also increased $290,000, occupancy increased $230,000 and data processing increased $60,000. These increases were offset by a decrease in other expenses from real estate partnership operations of $550,000.
      Expense associated with the regulatory actions referred to under “Regulatory Actions” below and in Note 21 to the Consolidated Financial Statements included in Item 8 amounted to approximately $1.0 million in fiscal 2005. Ongoing expense associated with compliance activities associated with these actions is estimated to amount to approximately $150,000 to $200,000 per year.
      Real Estate Segment. Net income generated by the real estate segment increased $4.0 million for fiscal 2005 to $7.7 million from $3.7 million in fiscal 2004. The primary reason for the increase for fiscal 2005 was an increase of $58.4 million in partnership sales offset by a $40.7 million increase in real estate investment cost of sales, a $9.5 million increase in minority interest in income of real estate partnerships and a $2.9 million increase in income tax expense. Partnership sales and cost of sales increased significantly as the result of the sale of 229 lots to a third party which resulted in approximately $5.4 million of net income after tax. Future sales revenues are based on the interest rate environment. Therefore, management cannot predict future activity.
      Minority Interests. Minority interest in income of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such minority interest increased $9.5 million from $4.1 million in fiscal 2004 to $13.5 million in fiscal 2005. The increase was primarily due to the increase of partnership sales and cost of sales.
      For more information on the effects of the implementation of FIN 46 on the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.
      Income Taxes. Income tax expense increased $410,000 for fiscal 2005 as compared to fiscal 2004. The effective tax rate for fiscal 2005 was 37.93% as compared to 38.34% for fiscal 2004. In fiscal 2005, the Corporation reached an agreement with the Wisconsin Department of Revenue to pay Wisconsin tax on the income of AIC, its Nevada investment subsidiary. In fiscal 2005, AIC recorded $1.1 million in state tax expense which was partially offset by a reduction in federal tax expense of $400,000. In addition, a state tax payment of $600,000 was made in fiscal 2004, which will be partially offset by an additional Federal tax benefit of $200,000 for fiscal 2005. The Corporation was able to recover $1.2 million of previously booked federal and state tax provisions. See Note 13 to the Consolidated Financial Statements included in Item 8.

Comparison of Years Ended March 31, 2004 and 2003
      General. Net income decreased $1.8 million to $46.8 million in fiscal 2004 from $48.6 million in fiscal 2003. The primary component of this decrease in earnings for fiscal 2004, as compared to fiscal 2003, was a decrease of $6.5 million in net interest income after the provision for loan losses. In addition, non-interest expense increased $46.3 million, primarily due to $44.4 million of expense associated with the Corporation’s real estate segment. These decreases were partially offset by an increase in non-interest income of $54.6 million, of which $41.4 million was attributable to the Corporation’s real estate segment, and a decrease in tax expense of $410,000. The returns on average assets and average stockholders’ equity for fiscal 2004 were 1.29% and 15.91%, respectively, as compared to 1.39% and 17.05%, respectively, for fiscal 2003.
      Net Interest Income. Net interest income decreased by $6.4 million during fiscal 2004 due to a smaller increase in the volume of interest-earning assets compared to the increase in the volume of interest-bearing liabilities coupled with a greater decrease in the yields earned on interest-earning assets as compared to the decrease in the rates paid on interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.44 billion and $3.29 billion in fiscal 2004, respectively, from $3.29 billion and $3.15 billion, respectively, in fiscal 2003. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 1.05% in fiscal 2004 from 1.04% in fiscal 2003. The average yield on interest-earning assets (5.53% in fiscal 2004 versus 6.36% in fiscal 2003) decreased, as did the average cost of interest-bearing liabilities (2.43% in fiscal 2004 versus 2.94% in fiscal 2003). The net interest margin decreased to 3.21% in fiscal 2004 from 3.54% in fiscal 2003 and the interest rate spread decreased to 3.10% from 3.42% in fiscal 2004 and 2003, respectively. The decrease in the net interest margin is reflective of a decrease in the cost of funds which was offset by a larger decrease in yields on loans as interest rates continue to decrease. These factors are reflected in the analysis of changes in net interest income, arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities. The analysis indicates that the decrease of $6.4 million in net interest income stemmed from net rate/volume decreases in interest earning assets of $19.3 million which were greater than net rate/volume decreases of interest bearing liabilities of $12.9 million.
      Provision for Loan Losses. Provision for loan losses increased $150,000 from $1.8 million in fiscal 2003 to $2.0 million in fiscal 2004 based on management’s ongoing evaluation of asset quality. Although there was a decrease in net charge-offs of $170,000 in fiscal 2004, primarily due to increased mortgage and commercial business loan recoveries and decreased mortgage loan charge-offs, there was an increase in non-accrual loans, particularly in commercial real estate loans. The Corporation’s allowance for loan losses decreased $1.1 million from $29.7 million at March 31, 2003 to $28.6 million at March 31, 2004. This amount represented .87% of total loans at March 31, 2004, as compared to 1.00% of total loans at March 31, 2003. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”
      Non-interest Income. Non-interest income increased $54.6 million to $85.9 million for fiscal 2004 compared to $31.2 million for fiscal 2003 primarily due to the addition of $54.1 million of revenue attributable to the Corporation’s real estate segment for fiscal 2004 as a result of the implementation of FIN 46 during the period. Non-interest income also increased in fiscal 2004 primarily as a result of the increase of loan servicing income of $3.5 million and the increase of net gain on sale of investments and mortgage related securities of $1.5 million. The gain on sale of securities was largely due to the sale of a group of mortgage-backed securities that were sold to reach their maximum profit potential in relation to the changing interest rate environment. The increase in loan servicing income was primarily due to an increase in credit enhancement fee income from the FHLB Mortgage Partnership Finance Program and a decrease in the amortization of mortgage servicing rights due to a decrease in loan sales in fiscal 2004. Service charges on deposits increased $890,000 essentially due to a growth in deposits, and insurance commissions increased $500,000 due to increased sales of policies in fiscal 2004. Partially offsetting these increases were decreases in other categories. Net gain on sale of loans decreased $5.0 million, largely due to the increasing interest rate environment, which resulted in significantly lower levels of refinancing activity. Loan refinance activity and the ability to recognize gains from the sale of fixed-rate loans is significantly dependent on decreasing interest rates and, as a result, there can be no assurance that the level of loan refinance activity and gains from the sale of loans recorded in prior periods can be sustained in future periods. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, decreased $880,000.
      Non-interest Expense. Non-interest expense increased $46.3 million to $114.3 million for fiscal 2004 compared to $68.0 million for fiscal 2003 primarily due to the addition of real estate investment partnership cost of sales of $34.2 million, other expenses from real estate partnership operations of $10.2 million and minority interest in income of real estate partnership operations of $4.1 million for fiscal 2004 as a result of the implementation of FIN 46 during the period. The $1.6 million increase in compensation expense was largely due to an increase in incentive compensation resulting from increased loan production earlier in the fiscal year. Occupancy expense increased $640,000 due to increased maintenance and repairs, increased leasehold rental and increased depreciation. In addition, furniture and equipment expense increased $480,000 in fiscal 2004, primarily due to normal replacement costs and increased depreciation expense. These increases were partially offset by a decrease of $570,000 in data processing expense and a decrease of $440,000 in other non-interest expense in fiscal 2004.
      Real Estate Segment. Net income generated by the real estate segment increased $3.4 million for fiscal 2004 to $3.7 million from $317,000 in fiscal 2003. The primary reason for the increase was the fact that FIN 46 was adopted in December 2003.
      Minority Interests. Minority interest in income of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such minority interest amounted to $4.1 million in fiscal 2004 and reflected the Corporation’s adoption of FIN 46.
      For more information on the effects of the implementation of FIN 46 on the consolidated operation of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.
      Income Taxes. Income tax expense decreased $410,000 for fiscal 2004 as compared to fiscal 2003. The effective tax rate for fiscal 2004 was 38.34% as compared to 37.77% for fiscal 2003. See Note 13 to the Consolidated Financial Statements included in Item 8.

Net Interest Income Information
      Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread and Margin. The following table shows the Corporation’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, the average net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the years indicated. The average balances are derived from average daily balances.

	Year Ended March 31,

	2005			2004			2003

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

				(As Restated)			(As Restated)
	(Dollars in thousands)
Interest-earning Assets
Mortgage loans(1)	$2,507,113	$140,616	5.61%	$2,301,716	$132,890	5.77%	$2,127,064	$143,985	6.77%
Consumer loans	563,111	33,568	5.96	522,374	32,150	6.15	458,939	32,727	7.13
Commercial business loans	171,545	10,166	5.93	142,640	7,791	5.46	129,068	8,136	6.30

Total loans receivable(2)	3,241,769	184,350	5.69	2,966,730	172,831	5.83	2,715,071	184,848	6.81
Mortgage-related securities(1)	211,096	8,608	4.08	205,253	9,260	4.51	289,854	16,768	5.78
Investment securities(1)	50,795	1,126	2.22	103,656	1,742	1.68	98,988	2,900	2.93
Interest-bearing deposits	126,751	2,013	1.59	80,544	845	1.05	129,628	1,854	1.43
Federal Home Loan Bank stock	63,413	3,882	6.12	84,544	5,584	6.60	60,202	3,235	5.37

Total interest-earning assets	3,693,824	199,979	5.41	3,440,727	190,262	5.53	3,293,743	209,605	6.36
Non-interest-earning assets	194,062			190,488			199,746

Total assets	$3,887,886			$3,631,215			$3,493,489

Interest-bearing Liabilities
Demand deposits	$734,035	4,695	0.64	$756,667	3,266	0.43	$758,476	6,347	0.84
Regular passbook savings	247,048	1,058	0.43	226,483	1,077	0.48	194,838	1,920	0.99
Certificates of deposit	1,742,034	45,694	2.62	1,625,525	49,661	3.06	1,606,256	57,934	3.61

Total deposits	2,723,117	51,447	1.89	2,608,675	54,004	2.07	2,559,570	66,201	2.59
Notes payable and other borrowings	804,967	27,829	3.46	681,744	25,903	3.80	593,657	26,655	4.49

Total interest-bearing liabilities	3,528,084	79,276	2.25	3,290,419	79,907	2.43	3,153,227	92,856	2.94

Non-interest-bearing liabilities	51,765			46,327			54,862

Total liabilities	3,579,849			3,336,746			3,208,089
Stockholders’ equity	308,037			294,469			285,400

Total liabilities and stockholders’ equity	$3,887,886			$3,631,215			$3,493,489

Net interest income/ interest rate spread		$120,703	3.16%		$110,355	3.10%		$116,749	3.42%

Net interest-earning assets	$165,740			$150,308			$140,516

Net interest margin			3.27%			3.21%			3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.05			1.04

(1)	Includes amortized cost basis of assets held and available for sale.

(2)	The average balances of loans include non-performing loans, interest on which is recognized on a cash basis.

Rate/ Volume Analysis
      The most significant impact on the Corporation’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to the effects on net interest income attributable to (i) changes in rate (changes in rate multiplied by prior volume), (ii) changes in volume (changes in volume multiplied by prior rate) and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

	Increase (Decrease) for the Year Ended March 31,

	2005 Compared To 2004				2004 Compared To 2003

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In thousands)
Interest-earning Assets
Mortgage loans(1)	$(3,794)	$11,859	$(339)	$7,726	$(21,180)	$11,823	$(1,739)	$(11,095)
Consumer loans	(1,010)	2,507	(79)	1,418	(4,482)	4,524	(619)	(577)
Commercial business loans	662	1,579	134	2,375	(1,087)	856	(114)	(345)

Total loans receivable	(4,142)	15,945	(284)	11,519	(26,749)	17,203	(2,472)	(12,017)
Mortgage-related securities(1)	(891)	264	(25)	(652)	(3,691)	(4,894)	1,077	(7,508)
Investment securities(1)	555	(888)	(283)	(616)	(1,236)	137	(58)	(1,158)
Interest-bearing deposits	434	485	249	1,168	(494)	(702)	187	(1,009)
Federal Home Loan Bank stock	(408)	(1,396)	102	(1,702)	741	1,308	300	2,349

Total net change in income on interest-earning assets	(4,452)	14,410	(241)	9,717	(31,429)	13,052	(966)	(19,343)
Interest-bearing Liabilities
Demand deposits	1,574	(98)	(47)	1,429	(3,073)	(15)	7	(3,081)
Regular passbook savings	(107)	98	(10)	(19)	(994)	312	(161)	(843)
Certificates of deposit	(7,023)	3,559	(503)	(3,967)	(8,862)	695	(106)	(8,273)

Total deposits	(5,556)	3,559	(560)	(2,557)	(12,929)	992	(260)	(12,197)
Notes payable and other borrowings	(2,334)	4,682	(422)	1,926	(4,099)	3,955	(608)	(752)

Total net change in expense on interest-bearing liabilities	(7,890)	8,241	(982)	(631)	(17,028)	4,947	(868)	(12,949)

Net change in net interest income	$3,438	$6,169	$741	$10,348	$(14,401)	$8,105	$(98)	$(6,394)

(1)	Includes amortized cost basis of assets held and available for sale.
Financial Condition
      General. Total assets of the Corporation increased $243.9 million, or 6.41%, from $3.81 billion at March 31, 2004 to $4.05 billion at March 31, 2005. This increase was primarily funded by a net increase in deposits of $263.8 million. These funds were generally invested in loans receivable, which increased by $337.6 million during fiscal 2005.
      Mortgage-Related Securities. Mortgage-related securities (both available-for-sale and held-to-maturity) decreased $21.5 million as a net result during the year of (i) purchases of $61.4 million, (ii) principal repayments and market value adjustments of $(64.3) million and (iii) sales of $18.6 million. Mortgage-related securities consisted of $110.4 million of mortgage-backed securities ($108.9 million were available for sale and

$1.5 million were held to maturity) and $93.4 million of mortgage-derivative securities ($93.4 million were available for sale and $52,000 were held to maturity) at March 31, 2005. The decrease in mortgage-related securities was largely due to the sale of a group of mortgage-backed securities that were sold to reach their maximum profit potential in relation to the changing interest rate environment. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.
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
      Loans Receivable. Total net loans increased $347.8 million during fiscal 2005 from $3.07 billion at March 31, 2004 to $3.41 billion at March 31, 2005. The activity included (i) originations of $2.44 billion, (ii) sales of $730.0 million, and (iii) principal repayments and other reductions of $1.38 billion.
      During 2005, the Corporation originated $1.73 billion of loans for investment, as compared to $1.95 billion and $1.55 billion during the fiscal 2004 and 2003, respectively. Of the $1.73 billion of loans originated for investment in fiscal 2005, $198.9 million or 11.49% was comprised of single-family residential loans, $624.1 million or 36.1% was comprised of multi-family residential and commercial real estate loans, $450.9 million or 26.0% was comprised of construction and land loans, $193.6 million or 11.2% was comprised of consumer loans and $262.9 million or 15.2% was comprised of commercial business loans. Single-family residential loans held by the Corporation for investment amounted to $816.2 million and $745.8 million at March 31, 2005 and 2004, respectively, which represented approximately 23% of gross loans held for investment in each case. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, increased $255.9 million or 10.1% from March 31, 2004 to March 31, 2005 but continued to represent approximately 77% of gross loans held for investment at both dates.
      Single-family residential loans originated for sale amounted to $541.6 million in fiscal 2005, as compared to $1.22 billion and $1.51 billion in fiscal 2004 and fiscal 2003, respectively. This decrease was primarily attributable to the increasing interest rate environment in fiscal 2005. At March 31, 2005, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $4.4 million, as compared to $14.6 million at March 31, 2004.
      Non-Performing Assets. Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $15.9 million or 0.39% of total assets at March 31, 2005 from $17.3 million, or 0.46%, of total assets at March 31, 2004.

      Non-performing assets are summarized as follows for the dates indicated:

	At March 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Non-accrual loans:
Single-family residential	$2,406	$3,247	$4,510	$4,505	$2,572
Multi-family residential	—	—	444	187	372
Commercial real estate	4,894	8,764	1,776	2,212	650
Construction and land	—	—	—	168	257
Consumer	453	642	661	933	499
Commercial business	6,697	2,268	2,678	1,037	697

Total non-accrual loans	14,450	14,921	10,069	9,042	5,047
Real estate held for development and sale	—	—	49	74	352
Foreclosed properties and repossessed assets, net	1,458	2,422	1,535	1,475	313

Total non-performing assets	$15,908	$17,343	$11,653	$10,591	$5,712

Performing troubled debt restructurings	$—	$2,649	$2,590	$403	$300

Total non-accrual loans to total loans	0.40%	0.45%	0.34%	0.32%	0.20%
Total non-performing assets to total assets	0.39	0.46	0.33	0.30	0.18
Allowance for loan losses to total loans	0.73	0.87	1.00	1.11	0.94
Allowance for loan losses to total non-accrual loans	183.00	191.72	294.74	346.04	477.04
Allowance for loan and foreclosure losses to total non-performing assets	167.39	165.78	257.87	300.05	422.16
      Non-accrual loans decreased $470,000 in fiscal 2005 to $14.5 million at March 31, 2005. This decrease was largely attributable to a $3.9 million decrease in non-accrual commercial real estate loans as well as decreases in non-accrual single-family residential and consumer loans. These decreases were partially offset by a $4.4 million increase in non-accrual commercial business loans. The decrease in non-accrual commercial real estate loans was largely attributable to the removal of four loans. One was a $3.1 million loan secured by a 70 unit hotel in Kenosha, Wisconsin which was paid off. The second was a $1.9 million loan secured by retail property located in Dallas, Texas which was paid off. The third was a $1.5 million loan secured by a 66 unit student housing apartment building located in Minneapolis, Minnesota which was paid off. The fourth, a 161 unit motel located in Schiller Park, Illinois, with a carrying value of $1.5 million at March 31, 2004, was transferred to foreclosed properties and repossessed assets at a net carrying value of $1.0 million. These decreases were partially offset by the addition of a commercial development property located in Madison, Wisconsin with a carrying value of $1.5 million at March 31, 2005. The increase in non-accrual commercial business loans was attributable to one loan. The loan, which had a carrying value of $5.3 million at March 31, 2005, was to a computer software and consulting company located in Tempe, Arizona. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
      Foreclosed properties and repossessed assets decreased $964,000 in fiscal 2005. This decrease was attributable to the sale of several properties with a carrying value of approximately $2.0 million which were partially offset by the foreclosure of properties with a carrying value of $1.0 million.
      Performing troubled debt restructurings at March 31, 2005 were $2.6 million less than the amount at March 31, 2004. At March 31, 2005, there were no troubled debt restructurings.

      At March 31, 2005, the Bank’s classified assets for regulatory purposes amounted to $16.4 million, or $4.2 million less than the amount of classified assets at March 31, 2004. This decrease is in keeping with local and national economic conditions.
      Allowances for Loan and Foreclosure Losses. The Corporation’s loan portfolio, foreclosed properties, and repossessed assets are evaluated on a continuous basis to determine the necessity for additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors, including, but not limited to, general economic conditions, collateral value, loan portfolio composition, loan delinquencies, prior loss experience, anticipated loss of interest and losses inherent in the portfolio. The evaluation of the allowance for loan losses includes a review of known loan problems as well as potential loan problems based upon historical trends and ratios.
      To determine the level and composition of the loan loss allowance, the loan portfolio is broken out by categories of single-family residential, multi-family residential, commercial real estate, construction and land, consumer and commercial business. These categories are then further divided into performing and non-performing. Within the non-performing category, loans are classified as substandard, doubtful or loss. A five-year historical trend is developed for each category of loan outlined above to arrive at the historical loss level of each category. This historical ratio of loss reserves and other ratios are applied to the respective performing and non-performing categories of loans to arrive at the appropriate level of loss reserve for each loan category. For commercial business loans, a four-year historical trend is applied since that category has shown significant growth both in terms of overall balance and loss history associated with that growth. The Corporation has allocated all of its allowance for loan losses to specific categories as a result of its analysis of the loan portfolio. Also, within specific loan categories, certain loans may be identified for specific reserve allocations.
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

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Allowance at beginning of year	$28,607	$29,677	$31,065	$24,076	$24,404
Purchase of Ledger Capital Corp.	—	—	—	8,438	—
Charge-offs:
Mortgage	(2,474)	(534)	(981)	(780)	(560)
Consumer	(822)	(788)	(696)	(726)	(794)
Commercial business	(1,174)	(2,314)	(1,840)	(2,584)	(271)

Total charge-offs	(4,470)	(3,636)	(3,517)	(4,090)	(1,625)

Recoveries:
Mortgage	426	295	163	10	232
Consumer	71	68	58	51	102
Commercial business	231	253	108	95	18

Total recoveries	728	616	329	156	352

Net charge-offs	(3,742)	(3,020)	(3,188)	(3,934)	(1,273)

Provision	1,579	1,950	1,800	2,485	945

Allowance at end of year	$26,444	$28,607	$29,677	$31,065	$24,076

Net charge-offs to average loans held for sale and for investment	(0.12)%	(0.10)%	(0.12)%	(0.17)%	(0.05)%

      Loan charge-offs were $4.5 million and $3.6 million for the fiscal years ending March 31, 2005 and 2004, respectively. Total charge-offs for the years ended March 31, 2005 and 2004 increased $830,000 and $120,000 respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2005 was largely due to an increase of $1.9 million in mortgage loan charge-offs as well as a $30,000 increase in consumer loan charge-offs, offset in part by a $1.1 million decrease in commercial business charge-offs. The increase in charge-offs for fiscal 2004 was largely due to an increase of $470,000 in commercial business charge-offs and an increase in consumer charge-offs of $90,000, offset in part by a decrease in mortgage charge-offs of $450,000. Recoveries slightly offset the charge-offs for the year ended March 31, 2005 and such recoveries increased $110,000 from $620,000 in fiscal 2004 to $730,000 in fiscal 2005. Recoveries increased $290,000 during the fiscal year ended March 31, 2004.
      Management believes that the increased level in net charge-offs of $720,000 for the year ended March 31, 2005 and the decreased level in net charge-offs of $170,000 for the year ended March 31, 2004 do not represent changes in the quality of the loan portfolio, but instead generally reflect the local and national trends in overall consumer debt levels and bankruptcy filings.
      The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	March 31,

	2005		2004		2003

		% of		% of		% of
		Allowance		Allowance		Allowance
		to Total		to Total		to Total
	Amount	Allowance	Amount	Allowance	Amount	Allowance

	(Dollars in thousands)
Single-family residential	$997	3.77%	$904	3.16%	$2,101	7.08%
Multi-family residential	754	2.85	1,139	3.98	3,807	12.83
Commercial real estate	8,694	32.88	11,969	41.84	9,230	31.10
Construction and land	—	0.00	—	—	—	—
Consumer	2,921	11.05	2,206	7.71	2,151	7.25
Commercial business	13,078	49.46	12,389	43.31	12,388	41.74
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$26,444	100.0%	$28,607	100.0%	$29,677	100.00%

	March 31,

	2002		2001

		% of		% of
		Allowance		Allowance
		to Total		to Total
	Amount	Allowance	Amount	Allowance

Single-family residential	$2,639	8.50%	$2,104	8.74%
Multi-family residential	2,515	8.10	2,284	9.49
Commercial real estate	7,797	25.10	7,181	29.83
Construction and land	—	—	—	—
Consumer	1,986	6.39	2,120	8.81
Commercial business	12,117	39.01	3,817	15.85
Unallocated	4,011	12.91	6,570	27.29

Total allowance for loan losses	$31,065	100.00%	$24,076	100.00%

      Although management believes that the March 31, 2005 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
      Deposits. Deposits increased $263.8 million during fiscal 2005 to $2.87 billion, of which $255.0 million was due to increases in certificates of deposit, $5.4 million was due to increases in money market accounts, $4.1 million was due to increases in interest bearing checking accounts and $2.9 million was due to increases in passbook accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in the latter part of fiscal 2005. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to $357.3 million at March 31, 2005, as compared to $285.2 million at March 31, 2004. The weighted average cost of deposits decreased to 1.89% at fiscal year-end 2005 compared to 2.07% at fiscal year-end 2004.
      Borrowings. FHLB advances decreased $34.9 million during fiscal 2005 because favorable interest rates encouraged an increase in deposits needed to fund mortgage refinances. At March 31, 2005, advances totaled $720.4 million and had a weighted average interest rate of 3.42% compared to advances of $755.3 million with a weighted average interest rate of 3.56% at March 31, 2004. Other loans payable decreased $3.1 million from the prior fiscal year. Other loans payable consist of borrowings of the Corporation of $53.8 million, which was primarily for the purpose of the Corporation’s stock repurchase program, an increase of $3.2 million over March 31, 2004. This increase was offset by a decrease of $6.2 million of borrowings by the partnerships of IDI’s subsidiaries, to $19.4 million. Per FIN 46, such borrowings are consolidated into the Corporation’s consolidated financial statements. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.
      Stockholders’ Equity. Stockholders’ equity at March 31, 2005 was $310.7 million, or 7.66% of total assets, compared to $297.7 million, or 7.81% of total assets at March 31, 2004. Stockholders’ equity increased during the year as a result of (i) comprehensive income of $44.9 million, which includes net income of $48.3 million and a decrease in net unrealized losses on available-for-sale securities included as a part of accumulated other comprehensive income of $(3.4 million), (ii) the exercise of stock options of $1.7 million, (iii) the purchase of stock by retirement plans of $1.4 million, and (iv) the tax benefit from certain stock options of $700,000. These increases were partially offset by (i) the repurchase of common stock of $25.0 million and (ii) the payment of cash dividends of $10.9 million.
Liquidity and Capital Resources
      On a parent-only basis at March 31, 2005, the Corporation’s commitments and debt service requirements consisted primarily of $53.8 million of loans payable to U.S. Bank pursuant to a $75 million line of credit and $19.4 million of mortgage loans secured by real estate held for development. The rate on the line of credit was 3.86% at March 31, 2005 and the line of credit matures in October 2005. Currently, the Corporation uses available funds primarily to fund common stock repurchase programs and loans to IDI and other non-bank subsidiaries, which amounted to $31.9 million at March 31, 2005.
      The Corporation’s principal sources of funds for it to meet its parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. During fiscal 2005, the Bank made dividend payments of $17.0 million to the Corporation, and at March 31, 2005 the Bank had $54.0 million available for dividends that could be paid to the Corporation without application for approval by (but with prior notice to) the OTS.
      For the Bank, liquidity represents the ability to fund asset growth, accommodate deposit withdrawals, pay operating expenses and meet other contractual obligations and commitments. See “Contractual Obligations and Commitments” below.
      The Bank’s primary sources of funds are principal and interest payments on loans receivable and mortgage-related securities, sales of mortgage loans originated for sale, FHLB advances, deposits and other borrowings. While maturities and scheduled amortization of loans and mortgage-related securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
      The Bank has entered into agreements with certain brokers that will provide blocks of funds at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2005, the Bank had $357.3 million of brokered deposits.
      In fiscal 2005, consolidated operating activities resulted in a net cash inflow of $64.6 million. Operating cash flows for fiscal 2005 included earnings of $48.3 million and $16.2 million of net proceeds from the origination and sale of mortgage loans held for sale.
      Consolidated investing activities in fiscal 2005 resulted in a net cash outflow of $290.4 million. Primary investing activities resulting in cash outflows were $275.9 million for the purchase of securities and $1.73 billion for the origination of loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $1.40 billion, proceeds of sales and maturities of investment securities of $192.3 million and $60.1 million of principal repayments received on mortgage-related securities.
      Consolidated financing activities resulted in a net cash inflow of $193.3 million in fiscal 2005, including a net increase in deposits of $263.5 million, a net decrease in borrowings of $34.9 million and a cash outflow of $25.0 million for treasury stock purchases.
Contractual Obligations and Commitments
      At March 31, 2005, on a consolidated basis the Corporation had outstanding commitments to originate $132.6 million of loans; commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $311.2 million; and $257,000 of loans sold with recourse to the Corporation in the event of default by the borrower. See Note 15 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2005 amounted to $1.20 billion, and scheduled maturities of borrowings during the same period totaled $188.7 million. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.
      The following table summarizes our contractual cash obligations and other commitments at March 31, 2005:

Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

(Dollars in thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	12,364	1,206	2,163	1,964	7,031
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$12,364	$1,206	$2,163	$1,964	$7,031

      At March 31, 2005, the Bank’s capital exceeded all capital requirements of the OTS as mandated by federal laws and regulations. See Note 11 to the Consolidated Financial Statements included in Item 8.
Regulatory Actions
      See Note 21 to the Consolidated Financial Statements included in Item 8 for a discussion of the Bank’s consent to a cease and desist order and civil monetary penalty issued by the OTS in connection with the Bank’s Bank Secrecy Act compliance activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Asset and Liability Management. The primary objective of asset and liability management is to provide consistent net interest income growth and returns on equity while maintaining adequate liquidity over a range of interest rate environments. To that end, management focuses on asset and liability management strategies that help reduce interest rate risk and attain the corporate goals and objectives adopted by the Corporation’s board of directors.
      The Corporation’s strategy for asset and liability management is to maintain an interest rate gap that attempts to minimize the negative impact of interest rate movements on the net interest margin. As part of this strategy, the Corporation sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, invests in medium-term mortgage-related securities, and invests in consumer loans which generally have shorter terms to maturity and higher and/or adjustable interest rates. The Corporation occasionally sells adjustable-rate loans at origination to private investors.
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
      The Corporation’s cumulative net gap position at March 31, 2005 for one year or less was a positive 15.26% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Competitive pressures for deposits have made time deposits sensitive to interest rates and may also affect transaction accounts, in particular, passbooks and money market accounts in the future.
      The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation’s interest rate sensitivity gap position at March 31, 2005.

	Interest Rate Sensitivity for the periods Ended

	03/31/06	03/31/07	03/31/08	03/31/09	03/31/10	Thereafter	Total(4)	03/31/05

	(Dollars in thousands)
Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$262,202	$107,015	$66,067	$44,808	$32,627	$103,006	610,499	$603,917
Average interest rate	5.85%	6.05%	6.01%	5.96%	5.92%	5.89%	5.92%
Mortgage loans — Variable(1)(2)	1,845,755	156,643	36,464	8,164	1,968	955	2,032,553	2,022,925
Average interest rate	5.56%	5.83%	5.90%	5.98%	6.00%	6.02%	5.61%
Consumer loans(1)	291,346	103,195	64,668	42,421	28,563	61,228	586,401	577,488
Average interest rate	6.25%	6.22%	6.20%	6.20%	6.18%	6.09%	6.22%
Commercial business loans(1)	135,661	28,321	12,493	5,646	2,260	2,305	185,154	184,543
Average interest rate	6.38%	6.45%	6.38%	6.41%	6.59%	6.91%	6.40%
Mortgage-related Securities(3)	48,977	29,867	22,720	18,102	14,633	71,046	205,345	201,639
Average interest rate	4.34%	4.35%	4.35%	4.35%	4.35%	4.34%	4.34%
Investment securities and other interest-earning assets(3)	156,291	7,567	7,567	6,851	5,418	16,254	199,948	200,043
Average interest rate	3.26%	3.49%	3.49%	3.49%	3.49%	3.49%	3.31%
Total rate sensitive loans(4)	2,534,964	395,174	179,692	101,039	65,418	167,494	3,414,607	3,388,873
Total rate sensitive assets	2,740,232	432,608	209,979	125,992	85,469	254,794	3,819,900	3,790,555

	Interest Rate Sensitivity for the periods Ended

	03/31/06	03/31/07	03/31/08	03/31/09	03/31/10	Thereafter	Total(4)	03/31/05

	(Dollars in thousands)
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	717,070	—	—	—	—	—	717,070	644,741
Average interest rate	1.03%	0.00%	0.00%	0.00%	0.00%	0.00%	1.03%
Time deposits(5)	1,213,199	476,016	140,084	63,852	19,617	10	1,912,778	1,911,747
Average interest rate	2.55%	3.18%	4.26%	3.73%	3.94%	4.04%	2.89%
Borrowings	202,023	247,551	183,558	68,285	14,409	4,602	720,428	706,615
Average interest rate	3.24%	3.32%	3.40%	4.19%	4.04%	4.54%	3.42%
Total rate sensitive liabilities	2,132,292	723,567	323,642	132,137	34,026	4,612	3,350,276	3,263,103
Interest sensitivity gap	$607,940	$(290,959)	$(113,663)	$(6,145)	$51,443	$250,182	$469,624

Cumulative interest sensitivity gap	$607,940	$316,981	$203,318	$197,173	$248,616	$498,798

Cumulative interest sensitivity gap as a percent of total assets	15.26%	7.96%	5.10%	4.95%	6.24%	12.52%

(1)	Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $167.2 million and (ii) non-accrual loans, which amounted to $14.5 million.

(2)	Includes $4.4 million of loans held for sale spread throughout the periods.

(3)	Includes $254.3 million of securities available for sale spread throughout the periods.

(4)	Loan Total and Fair Value amounts include respective percentages of $29.2 million in deferred fees and loss reserves.

(5)	Does not include $210.1 million of demand accounts because they are non-interest-bearing. Also excludes accrued interest payable of $9.2 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources such as the OTS.
      Net Interest Income Sensitivity. Net interest income is a primary source of revenue. Net interest income sensitivity is used to assess the interest rate risk associated with this income in various interest rate environments. Management uses the net interest income sensitivity to provide a perspective on how interest rate pricing affects the Corporation’s interest rate risk profile. Simulations are processed quarterly and include scenarios where market rates are immediately “shocked” up and down along with current and anticipated interest rate pricing of interest sensitive assets and liabilities. The sensitivity measurement is calculated as the percentage variance of net interest income simulations to the base results.
      The following table sets forth the estimated sensitivity of net interest income for 12 months following the dates indicated. The calculations are based on immediate changes of 100 and 200 points in interest rates up or down.

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

March 31, 2005	14.80%	7.93%	(8.19)%	(10.74)%
March 31, 2004	15.03%	7.71%	(5.81)%	(1.67)%

[This page intentionally left blank]

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Consolidated Balance Sheets

	March 31,	March 31,
	2005	2004

		(As Restated)
	(In thousands,
	except share data)
ASSETS
Cash	$61,041	$65,938
Interest-bearing deposits	105,395	133,055

Cash and cash equivalents	166,436	198,993
Investment securities available for sale	52,055	29,514
Mortgage-related securities available for sale	202,250	220,918
Mortgage-related securities held to maturity (fair value of $1,537 and $4,489, respectively)	1,502	4,303
Loans receivable, net:
Held for sale	4,361	14,578
Held for investment	3,414,608	3,066,812
Foreclosed properties and repossessed assets, net	1,458	2,422
Real estate held for development and sale	48,949	77,749
Office properties and equipment	30,495	31,233
Federal Home Loan Bank stock — at cost	44,923	87,320
Accrued interest on investments and loans and other assets	63,463	52,747
Goodwill	19,956	19,956

Total assets	$4,050,456	$3,806,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and advance payments by borrowers for taxes and insurance	$2,873,533	$2,609,686
Federal Home Loan Bank and other borrowings	793,609	831,559
Other liabilities	62,834	60,902

Total liabilities	3,729,976	3,502,147

Minority interest in real estate partnerships	9,802	6,691

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 22,319,513 and 22,954,535 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	68,627	67,926
Retained earnings	315,077	280,488
Accumulated other comprehensive income (loss)	(708)	2,670
Treasury stock (3,043,826 shares and 2,408,804 shares, respectively), at cost	(68,441)	(50,324)
Unearned deferred compensation	(6,413)	(5,589)

Total stockholders’ equity	310,678	297,707

Total liabilities and stockholders’ equity	$4,050,456	$3,806,545

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	Year Ended March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
	(In thousands, except per share data)
Interest income:
Loans	$184,350	$172,831	$184,848
Mortgage-related securities	8,608	9,260	16,768
Investment securities	5,008	7,326	6,135
Interest-bearing deposits	2,013	845	1,854

Total interest income	199,979	190,262	209,605
Interest expense:
Deposits	51,447	54,004	66,201
Notes payable and other borrowings	27,829	25,903	26,655

Total interest expense	79,276	79,907	92,856

Net interest income	120,703	110,355	116,749
Provision for loan losses	1,579	1,950	1,800

Net interest income after provision for loan losses	119,124	108,405	114,949
Non-interest income:
Real estate investment partnership revenue	106,095	47,708	—
Loan servicing income (loss)	4,192	1,266	(1,621)
Credit enhancement derivative income (includes interest income of $240, $157 and $97, respectively)	1,528	1,403	804
Service charges on deposits	8,568	8,141	7,249
Insurance commissions	2,248	2,413	1,909
Net gain on sale of loans	1,643	10,331	15,353
Net gain on sale of investments and mortgage-related securities	1,472	3,341	1,798
Other revenue (expense) from real estate operations	5,256	6,343	(63)
Other	3,862	4,930	5,807

Total non-interest income	134,864	85,876	31,236
Non-interest expense:
Compensation	42,481	39,018	37,439
Real estate investment partnership cost of sales	74,875	34,198	—
Occupancy	6,752	6,521	5,884
Furniture and equipment	6,001	5,708	5,232
Data processing	4,823	4,766	5,338
Marketing	3,910	2,693	2,531
Other expenses from real estate partnership operations	9,663	10,213	—
Other	14,070	11,142	11,580

Total non-interest expense	162,575	114,259	68,004

Minority interest in income of real estate partnership operations	13,546	4,063	—

Income before income taxes	77,867	75,959	78,181
Income taxes	29,532	29,119	29,528

Net income	$48,335	$46,840	$48,653

Earnings per share:
Basic	$2.14	$2.05	$2.03
Diluted	2.10	2.00	1.98
Dividends declared per share	0.49	0.43	0.36
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

						Accu-
						mulated
						Other
		Additional			Unearned	Compre-
	Common	Paid-In	Retained	Treasury	Deferred	hensive
	Stock	Capital	Earnings	Stock	Compensation	Income	Total

	(Dollars in thousands except per share data)
Balance at April 1, 2002 (As previously reported)	$2,536	$61,735	$218,149	$(6,324)	$(1,057)	$2,473	$277,512
Prior year adjustment (See Note 2)	—	—	(2,402)	—	—	—	(2,402)

Balance at April 1, 2002 (As restated, see Note 2)	2,536	61,735	215,747	(6,324)	(1,057)	2,473	275,110
Comprehensive income:
Net income (As restated, see Note 2)	—	—	48,653	—	—	—	48,653
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $1.1 million	—	—	—	—	—	1,704	1,704

Comprehensive income (As restated)							50,357
Purchase of treasury stock	—	—	—	(33,809)	—	—	(33,809)
Exercise of stock options	—	—	(6,906)	9,329	—	—	2,423
Issuance of management recognition plan shares	—	—	(119)	1,887	—	—	1,768
Cash dividend ($0.3625 per share)	—	—	(8,958)	—	—	—	(8,958)
Recognition plan shares vested	—	382	—	—	265	—	647
Tax benefit from stock related compensation	—	2,154	—	—	—	—	2,154

Balance at March 31, 2003 (As restated, see Note 2)	$2,536	$64,271	$248,417	$(28,917)	$(792)	$4,177	$289,692

Comprehensive income:
Net income (As restated, see Note 2)	—	—	46,840	—	—	—	46,840
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $(1.1) million	—	—	—	—	—	(1,507)	(1,507)

Comprehensive income (As restated)							45,333
Purchase of treasury stock	—	—	—	(27,006)	—	—	(27,006)
Exercise of stock options	—	—	(4,647)	6,705	—	—	2,058
Issuance of management recognition plan shares	—	1,955	(93)	1,564	(5,197)	—	(1,771)
Forfeiture of shares by retirement plans	—	—	—	(2,670)	2,670	—	—
Cash dividend ($0.43 per share)	—	—	(10,029)	—	—	—	(10,029)
Recognition plan shares vested	—	—	—	—	10	—	10
Common stock in Rabbi Trust	—	100	—	—	(2,280)	—	(2,180)
Tax benefit from stock related compensation	—	1,600	—	—	—	—	1,600

Balance at March 31, 2004 (As restated, see Note 2)	$2,536	$67,926	$280,488	$(50,324)	$(5,589)	$2,670	$297,707

Balance at April 1, 2004 (As restated, see Note 2)	$2,536	$67,926	$280,488	$(50,324)	$(5,589)	$2,670	$297,707
Comprehensive income:
Net income	—	—	48,335	—	—	—	48,335
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $(2.0) million	—	—		—	—	(3,378)	(3,378)

Comprehensive income							44,957
Purchase of treasury stock	—	—		(24,957)	—	—	(24,957)
Exercise of stock options	—	—	(2,747)	4,486	—	—	1,739
Issuance of management and benefit plans	—	—	(109)	2,354	(824)	—	1,421
Cash dividend ($0.485 per share)	—	—	(10,890)	—	—	—	(10,890)
Tax benefit from stock related compensation	—	701	—	—	—	—	701

Balance at March 31, 2005	$2,536	$68,627	$315,077	$(68,441)	$(6,413)	$(708)	$310,678

See accompanying Notes to Consolidated Financial Statements

      The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.

	Year Ended March 31,

	2005	2004	2003

	(Dollars in thousands)
Unrealized holding gains(losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$(3,973)	$896	$4,538
Related tax benefit (expense)	1,508	(343)	(1,716)

Net after tax unrealized gains(losses) on available for sale securities	(2,465)	553	2,822
Less: Reclassification adjustment for net gains(losses) realized during the period:
Realized net gains on sales of available for sale securities	1,472	3,341	1,798
Related tax expense	(559)	(1,281)	(680)

Net after tax reclassification adjustment	913	2,060	1,118

Total other comprehensive income(loss)	$(3,378)	$(1,507)	$1,704

Consolidated Statements of Cash Flows

	Year Ended March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
	(In thousands)
Operating Activities
Net income	$48,335	$46,840	$48,653
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,579	1,950	1,800
Provision for depreciation and amortization	4,209	3,441	4,973
Cash paid due to origination of loans held for sale	(713,490)	(1,418,781)	(1,757,299)
Cash received due to sale of loans held for sale	729,731	1,447,257	1,760,765
Net gain on sales of loans	(1,643)	(10,331)	(15,353)
Gain on sales of investment securities	(1,472)	(3,341)	(1,798)
Deferred income taxes	(361)	2,374	1,755
Tax benefit from stock related compensation	701	1,600	2,154
(Increase) decrease in accrued interest receivable	(2,843)	1,461	2,052
(Increase) decrease prepaid expenses and other assets	(11,378)	(8,209)	(416)
Increase (decrease) in accrued interest payable	2,198	(972)	(3,116)
Increase (decrease) in accounts payable	2,031	(8,132)	26,001
Other	6,965	(3,247)	13,946

Net cash provided by operating activities	64,562	51,910	84,117
Investing Activities
Proceeds from sales of investment securities available for sale	2,352	19,842	16,468
Proceeds from maturities of investment securities	189,960	503,043	347,176
Purchase of investment securities available for sale	(214,400)	(450,930)	(391,443)
Proceeds from sale of mortgage-related securities held to maturity	1,068	19,757	—
Proceeds from sale of mortgage-related securities available for sale	17,970	12,009	54,005
Purchase of mortgage-related securities available for sale	(61,460)	(127,950)	(80,353)
Principal collected on mortgage-related securities	60,097	162,673	194,602
(Increase) decrease in FHLB Stock	42,397	5,452	(28,552)
Net decrease in loans held for investment	(353,820)	(336,083)	(267,799)
Purchases of office properties and equipment	(3,273)	(5,703)	(5,083)
Sales of office properties and equipment	253	2,945	354
Sales of real estate	6,007	1,566	1,907
Investment in real estate held for development and sale	22,473	(31,344)	(46)

Net cash used by investing activities	(290,376)	(224,723)	(158,764)
Financing Activities
Net increase in deposit accounts	$263,498	$28,766	$20,201
Increase (decrease) in advance payments by borrowers for taxes and insurance	349	153	(1,259)
Proceeds from notes payable to Federal Home Loan Bank	251,900	796,960	294,168
Repayment of notes payable to Federal Home Loan Bank	(286,800)	(595,900)	(309,400)
Increase (decrease) in other loans payable	(3,050)	34,683	(10,542)
Treasury stock purchased	(24,957)	(27,006)	(33,809)
Exercise of stock options	1,739	2,058	2,423
Cash received from employee stock purchase plan	1,468	694	1,574
Payments of cash dividends to stockholders	(10,890)	(10,029)	(8,958)

Net cash provided (used) by financing activities	193,257	230,379	(45,602)

Net increase (decrease) in cash and cash equivalents	(32,557)	57,566	(120,249)
Cash and cash equivalents at beginning of year	198,993	141,427	261,676

Cash and cash equivalents at end of year	$166,436	$198,993	$141,427

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$77,078	$80,879	$89,740
Income taxes	28,919	29,174	22,487
Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	6,024	40,259	124,115
Securitization of mortgage loans held for sale to mortgage-backed securities	—	40,259	124,115
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
      Business. Anchor BanCorp Wisconsin Inc. (the “Corporation”) is a Wisconsin corporation incorporated in 1992 for the purpose of becoming a savings and loan holding company for AnchorBank, fsb (the “Bank”), a wholly-owned subsidiary. The Bank provides a full range of financial services to individual customers through its branch locations in Wisconsin. The Bank is subject to competition from other financial institutions and other financial service providers. The Corporation and its subsidiary also are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Corporation also has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), which invests in real estate held for development and sale.
      Basis of Financial Statement Presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, Anchor Investment Services Inc., and ADPC Corporation. IDI’s wholly owned subsidiaries are Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other 50% or less owned partnerships over which it has been determined that the Corporation exerts significant influence are also consolidated under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 was adopted by the Corporation for the quarter ended December 31, 2003. For a discussion of the effects of the adoption of FIN 46 on the financial statements of the Corporation, see the discussion later in this section entitled, “Variable Interest Entities”.
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
      Investment and Mortgage-Related Securities Held-to-Maturity and Available-For-Sale. Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders’ equity.
      Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the estimated remaining life of the assets.
      Realized gains and losses, and declines in value judged to be other than temporary, are included in “Net gain on sale of securities” in the consolidated statements of income as a component of other income. The cost of securities sold is based on the specific identification method. When the Corporation sells held-to-maturity securities, it is in accordance with SFAS No. 115 and the securities are substantially mature.
      Loans Held for Sale. Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or market value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
      Mortgage Partnership Finance Program. The Corporation participates in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Chicago (FHLB). The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans on a “flow” basis as agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs. Under the MPF Program, credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency. The participating institution may also be liable for certain first layer losses after a specified period of time. The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.
      Transfers involving sales with the Corporation acting as principal are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) with the recognition of gains or losses on sale and related mortgage servicing rights (see “Mortgage Servicing Rights”). Originations under the MPF 100 Program are not accounted for as loan sales, nor are mortgage servicing rights recognized. Rather servicing fees are reported in income on a monthly basis as servicing activities are performed.
      The credit enhancement feature of the MPF Program is accounted for by the Corporation as a credit derivative to be reported on the balance sheet at fair value. No day one profit is recognized as the beginning fair value is zero. Subsequent changes in fair value are determined by comparing the present value of expected credit enhancement fees to be received from the FHLB to the probability-weighted expected outflows under the guarantee. Such changes in fair value are recognized in the consolidated statements of income.
      Mortgage Servicing Rights. Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. Mortgage servicing rights are carried at the lower of cost or market value.
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
      Loan Fees and Discounts. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. The Corporation is amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.
      Foreclosed Properties and Repossessed Assets. Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets is carried at the lower of cost or fair value, less estimated selling expenses. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.
      Specific reserves are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.
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
      The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities and therefore subject to the requirements of FIN 46. See Variable Interest Entities (“VIE’s”), in this section for further discussion of real estate held for development and sale and the effect of FIN 46 on the consolidated balance sheet and statement of operations.
      Real estate held for development and sale of $48.9 million consists of assets of the subsidiaries which invest in VIE’s of $39.5 million (which includes construction in progress, land and improvements) as well as assets of wholly owned subsidiaries of $9.5 million. Cash and other assets of the variable interest entities of $9.3 million and $22.4 million, respectively, are reported in the respective areas of cash and accrued interest on investments and loans and other assets on the consolidated balance sheet. Liabilities total $58.0 million consisting of borrowings of the VIE’s of $19.4 million, reported in Federal Home Loan Bank and other borrowings, other liabilities of the same entities of $38.6 million, reported in other liabilities and minority interest of $9.8 million, which represents the ownership interests of the other partners.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assets and liabilities in real estate held for development and sale is summarized in the following table:

	March 31,

	2005	2004

	(In thousands)
Assets of wholly owned real estate investment subsidiaries	$9,478	$39,731
Assets of real estate held for development and sale of subsidiaries investing in VIE’s	39,471	38,018

Real estate held for development and sale	48,949	77,749
Cash and other assets of real estate investment subsidiaries	31,661	2,387

Total assets of real estate held for development and sale	80,610	80,136
Borrowings of subsidiaries investing in VIE’s	19,381	25,640
Other liabilities of subsidiaries investing in VIE’s	38,642	2,580

Total liabilities of real estate held for development and sale	58,023	28,220
Minority interest in real estate partnerships	9,802	6,691

Net assets of real estate held for development and sale	$12,785	$45,225

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
      Minority interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners’ share of income is reflected as minority interest in income of real estate partnership operations in non-interest expense.
      The results of operations of the real estate investment segment are summarized in the following table (in thousands):

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Real estate investment partnership revenue	$106,095	$47,383	$—
Real estate investment partnership cost of sales	(74,875)	(34,198)	—
Other expenses from real estate partnership operations	(9,782)	(9,939)	—
Net interest income (loss) after provision for loan losses	(709)	51	—
Minority interest in income of real estate partnership operations	(13,546)	(4,063)	—

Net income of real estate investment subsidiaries investing in variable interest entities, before tax	7,183	(766)	—

Other revenue (expense) from real estate operations	5,256	6,343	(63)

Income (loss) of real estate partnership investment subsidiaries, before tax	$12,439	$5,577	$(63)

      Goodwill and Other Intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company follows SFAS No. 142, “Goodwill and Other Intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets.” Under the provisions of SFAS No. 142, goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11 years.
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
      Income Taxes. The Corporation’s deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities. The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns. The intercompany settlement of taxes paid is based on tax sharing agreements which generally allocate taxes to each entity on a separate return basis.
      Earnings Per Share. Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus all potential common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Corporation’s potential common shares represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.
      Comprehensive Income. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Corporation includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Changes.
      Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued FIN 46. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The provisions of this statement are effective immediately for variable interests in variable interest entities (“VIE’s”) created after January 31, 2003. The Corporation adopted FIN 46 for the quarter ended December 31, 2003.
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
      Loan Commitments. On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments” to provide guidance concerning loan commitments accounted for as derivative instruments. SAB No. 105 requires servicing assets to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB No. 105 was effective for loan commitments accounted for as derivative instruments entered into after March 31, 2004. The adoption of SAB No. 105 has not had a material impact on the Corporation’s financial position or results of operations.
      Other-Than-Temporary Impairment. In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance regarding the manner in which an impairment of held-to-maturity or available-for-sale debt securities should be evaluated to determine whether such impairment is “other than temporary.” Specifically EITF 03-1 requires an impairment to be deemed “other than temporary” if the entity does not have the ability and intent to hold the investment through the period of forecasted recovery of the impairment. The issue also requires the evaluation process to take account of both the severity and duration of the impairment. In September 2004, FASB delayed the implementation of EITF 03-1.
      Stock Options. In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supercedes APB 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity (i)exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123(R) is the first reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS No. 123(R) permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when stock options are exercised.
      The Company currently expects to adopt SFAS No. 123(R) effective April 1, 2006, however, the Company has not yet determined which of the aforementioned recognition methods it will use. The Company currently uses the intrinsic value method as permitted by APB 25 to account for its share-based payments to employees, and as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will result in the Company recording compensation cost for employee stock options. Future levels of compensation cost recognized related to share-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
      The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.
      A summary of stock options activity for all periods follows:

	Year Ended March 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,592,512	$14.84	1,679,856	$12.65	1,956,009	$10.39
Granted	43,090	28.50	189,200	23.77	179,500	22.07
Exercised	(201,799)	12.07	(276,044)	7.61	(454,191)	6.62
Forfeited	(4,732)	22.12	(500)	23.77	(1,462)	17.75

Outstanding at end of year	1,429,071	15.62	1,592,512	14.84	1,679,856	12.65

Options exercisable at year-end	1,286,547		1,297,564		1,451,360

      At March 31, 2005, 1,250,122 shares were available for future grants.
      The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2005:

	Options Outstanding			Exercisable Options

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price

$ 6.43 - $ 6.53	200,539	0.24	$6.51	200,539	$6.51
$ 8.50 - $12.99	371,900	1.90	10.63	371,900	10.63
$15.06 - $28.50	856,632	6.17	19.92	714,108	18.99

	1,429,071	4.23	15.62	1,286,547	14.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Corporation applies APB Opinion No. 25 and related interpretations in accounting for stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Corporation’s stock option plans been determined based on the fair value at the date of grant for awards under the stock option plans consistent with the method of SFAS No. 123, the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts indicated (in thousands, except per share amounts):

	Year Ended March 31,

	2005	2004	2003

		(As restated)	(As restated)
Net Income
As reported	$48,335	$46,840	$48,653
Pro forma	47,913	46,362	48,290
Earnings per share — Basic
As reported	$2.14	$2.05	$2.03
Pro forma	2.12	2.03	2.01
Earnings per share — Diluted
As reported	$2.10	$2.00	$1.98
Pro forma	2.08	1.98	1.97
      The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2005, 2004, and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model.
      The weighted average fair values for options granted as of March 31, 2005, 2004, and 2003 and related assumptions are as follows:

	Year Ended March 31,

	2005	2004	2003

Weighted average fair value	$7.43	$6.37	$5.91
Expected volatility	30.00%	31.20%	45.56%
Risk free interest rate	3.00%	3.00%	3.00%
Expected lives	5 years	5 years	5 years
Dividend yield	1.75%	1.81%	1.81%
      Reclassifications. Certain 2004 and 2003 accounts have been reclassified to conform to the 2005 presentations. The reclassifications had no impact on prior year’s net income.
Note 2 — Restatement of Financial Statements
      In June 2005, the Corporation determined to restate its consolidated financial statements for the years ended March 31, 2001 to March 31, 2004 and each of the quarters of the year ended March 31, 2004 and the first three quarters of the year ended March 31, 2005. The determination was made to restate these financial statements in connection with the Corporation’s accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) Program of the Federal Home Loan Bank of Chicago (“FHLB”).
      Historically, the Corporation has been an active participant in the MPF program developed by the FHLB of Chicago and implemented by eight other FHLBs. The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a “flow” basis as an agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs. Under the MPF Program, credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency. The participating institution receives credit enhancement fees from the FHLB for providing this secondary credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.
      Transfers involving sales with the Corporation acting as principal are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) with the recognition of gains or losses on sale and related mortgage servicing rights (see “Mortgage Servicing Rights” in Note 1). Originations under the MPF 100 Program are not accounted for as loan sales, nor are mortgage servicing rights recognized. Rather, servicing fees are reported in income on a monthly basis as servicing activities are performed.
      The Corporation has participated in the MPF program by originating loans on an agency basis through the MPF 100 Program, but has determined that it incorrectly accounted for these transactions as sales of loans under FAS 140. The correction of this accounting required the Corporation to reverse gains on agency loan sales related to the MPF program and to remove from its consolidated balance sheet related mortgage servicing rights previously included in “Accrued interest on investments and loans and other assets.” The Corporation’s operating results were also adjusted to remove from loan servicing income the amortization expense and impairment charges associated with the de-recognized mortgage servicing rights and to reflect the tax consequences of the adjusted pre-tax income. Finally, the Corporation has reported as a separate line item in its consolidated statements of income credit enhancement derivative income. Previously, this income was included in loan servicing income. The effect of these accounting changes is to reduce net income by $1,191,000, $1,211,000, $910,000 and $529,000 for the years ended March 31, 2001, 2002, 2003 and 2004, respectively.
      Below is a summary of the effects of these changes on the Corporation’s consolidated balance sheet as of March 31, 2004, as well as the effects of these changes on the Corporation’s consolidated statements of income for the years ended March 31, 2004 and 2003.

	Consolidated Balance Sheets

	As Previously
	Reported	Adjustments		As Restated

	(In thousands)
March 31, 2004
Accrued interest on loans and other assets	$56,588	$(3,841	)(1)	$52,747
Retained earnings	284,329	(3,841	)(2)	280,488

(1)	Includes a net reduction of mortgage servicing rights of $6.4 million and an increase in net deferred tax asset of $2.6 million.

(2)	Consists of a $1,191,000, $1,211,000, $910,000 and $529,000 reduction in net income in the years ended March 31, 2001, 2002, 2003 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Income

	As Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Year ended March 31, 2004
Loan servicing income (loss)	$(1,446)	$4,115	$2,669
Net gain on sale of loans	15,327	(4,996)	10,331
Total non-interest income	86,757	(881)	85,876
Income before taxes	76,840	(881)	75,959
Income taxes	29,471	(352)	29,119
Net income	47,369	(529)	46,840
Earnings per share:
Basic	2.07	(0.02)	2.05
Diluted	2.02	(0.02)	2.00

	Consolidated Statements of Income

	As Previously
	Reported	Adjustments	As Restated

	(In thousands, except per share data)
Year ended March 31, 2003
Loan servicing income (loss)	$(4,667)	$3,850	$(817)
Net gain on sale of loans	20,720	(5,367)	15,353
Total non-interest income	32,753	(1,517)	31,236
Income before taxes	79,698	(1,517)	78,181
Income taxes	30,135	(607)	29,528
Net income	49,563	(910)	48,653
Earnings per share:
Basic	2.06	(0.03)	2.03
Diluted	2.02	(0.04)	1.98
      See Note 22 to the Consolidated Financial Statements for the impact of the restatement on quarterly information for the years ended March 31, 2005 and 2004.
Note 3 — Restrictions on Cash and Due From Bank Accounts
      Under Regulation D, AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2005 and 2004 was approximately $12.2 million and $14.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Investment Securities
      The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2005:
Available for Sale:
U.S. Government and federal agency obligations	$41,404	$2	$(86)	$41,320
Mutual funds	2,754	—	(32)	2,722
Corporate stock and other	7,823	221	(31)	8,013

	$51,981	$223	$(149)	$52,055

At March 31, 2004:
Available for Sale:
U.S. Government and federal agency obligations	$16,586	$18	$(18)	$16,586
Mutual funds	2,503	—	(13)	2,490
Corporate stock and other	9,583	877	(22)	10,438

	$28,672	$895	$(53)	$29,514

      Proceeds from sales of investment securities available for sale during the years ended March 31, 2005, 2004 and 2003 were $2,352,000, $19,842,000, and $16,468,000, respectively. There were no gains realized on the sale of investment securities for 2003. Gross gains of $1,038,000 and $2,141,000 were realized on sales in 2005 and 2004, respectively. Gross losses of $68,000 and $275,000 were realized on sales of investment securities for the years ended March 31, 2004 and 2003, respectively. There were no gross losses realized on sales of investment securities for the year ended March 31, 2005.
      At March 31, 2005, there were no investment securities pledged as collateral for deposits greater than $100,000 and $5.0 million of securities were pledged as collateral for FHLB borrowings.
      The amortized cost and fair value of investment securities by contractual maturity at March 31, 2005 are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. There were no callable securities at March 31, 2005.

	Available For Sale

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$33,377	$33,318
Due after one year through five years	12,025	12,001
Due after five years	6,196	6,350
Corporate stock	383	386

	$51,981	$52,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2005.

	At March 31, 2005

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
US Treasury obligations and direct obligations of US government agencies	$16,359	$(55)	$2,036	$(31)	$18,395	$(86)
Mutual funds	—	—	1,984	(32)	1,984	(32)
Corporate stock and other	317	(31)	—	—	317	(31)

Total temporarily impaired securities	$16,676	$(86)	$4,020	$(63)	$20,696	$(149)

      The foregoing represent seven investment securities that, due primarily to the current interest rate environment, have declined in value but do not presently represent realized losses. The Company has the ability and intent to hold all securities in an unrealized loss position until maturity or such time that they are no longer in a loss position.
Note 5 — Mortgage-Related Securities
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2005:
Available for Sale:
CMO’s and REMICS	$95,115	$10	$(1,739)	$93,386
Mortgage-backed securities	108,729	909	(774)	108,864

	$203,844	$919	$(2,513)	$202,250

Held to Maturity:
CMO’s and REMICS	$52	$—	$—	$52
Mortgage-backed securities	1,450	36	(1)	1,485

	$1,502	$36	$(1)	$1,537

At March 31, 2004:
Available for Sale:
CMO’s and REMICS	$92,890	$1,404	$(147)	$94,147
Mortgage-backed securities	124,945	1,884	(58)	126,771

	$217,835	$3,288	$(205)	$220,918

Held to Maturity:
CMO’s and REMICS	$68	$4	$—	$72
Mortgage-backed securities	4,235	182	—	4,417

	$4,303	$186	$—	$4,489

      Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2005, 2004 and 2003 were $17,970,000, $12,009,000, and $54,005,000, respectively. There were also proceeds from the sale of mortgage-related securities held-to maturity of $1,068,000 and $19,757,000 for the years ended March 31, 2005 and 2004, respectively. These held-to-maturity securities were sold under safe harbor provisions in that they had reached pay down levels of 85% or less and were thus deemed eligible for sale. Gross gains of $414,000, $327,000, and $2,089,000 were realized on sales in 2005, 2004 and 2003, respectively. Gross gains of $21,000 and $959,000 were realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2005 and 2004, respectively. There were no gross gains realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2003. Gross losses of $1,000, $4,000 and $16,000 were realized on sales in 2005, 2004, and 2003, respectively. Gross losses of $14,000 were realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2004. There were no gross losses realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2005.
      At March 31, 2005, $168.1 million of the Corporation’s mortgage-related securities available for sale and $1.4 million mortgage-related securities held to maturity were pledged as collateral to secure various obligations of the Corporation. See Note 10. There were no mortgage-related securities available for sale pledged as collateral for deposits greater than $100,000 at March 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2005.

	At March 31, 2005

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
CMO’s and REMICS	$76,974	$(1,361)	$13,729	$(378)	$90,703	$(1,739)
Mortgage-backed securities	60,212	(686)	5,624	(88)	65,836	(774)

	$137,186	$(2,047)	$19,353	$(466)	$156,539	$(2,513)

      The foregoing represent thirteen securities that, due to the current interest rate environment, have declined in value but do not presently represent realized losses. The Company has the ability and intent to hold all securities in an unrealized loss position until maturity or such time that they are no longer in a loss position.
Note 6 — Loans Receivable
      Loans receivable held for investment consist of the following (in thousands):

	March 31,

	2005	2004

First mortgage loans:
Single-family residential	$816,204	$745,788
Multi-family residential	594,311	521,646
Commercial real estate	923,587	801,841
Construction	375,753	392,713
Land	123,613	123,823

	2,833,468	2,585,811
Second mortgage loans	318,719	290,139
Education loans	208,588	191,472
Commercial business loans and leases	188,238	156,636
Credit card and other consumer loans	63,732	62,353

	3,612,745	3,286,411
Contras to loans:
Undisbursed loan proceeds	(167,317)	(187,364)
Allowance for loan losses	(26,444)	(28,607)
Unearned loan fees	(6,422)	(5,946)
Net premium on loans purchased	2,060	2,325
Unearned interest	(14)	(7)

	(198,137)	(219,599)

	$3,414,608	$3,066,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,

	2005	2004	2003

	(Dollars in thousands)
Allowance at beginning of year	$28,607	$29,677	$31,065
Provision	1,579	1,950	1,800
Charge-offs	(4,470)	(3,636)	(3,517)
Recoveries	728	616	329

Allowance at end of year	$26,444	$28,607	$29,677

      At March 31, 2005, the Corporation has identified assets of $3.7 million of loans as impaired, net of reserves. Impaired loans decreased $8.0 million at March 31, 2005 from $11.7 million at March 31, 2004. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such loans are not, nor have been, on a past due and non-accrual status. The decrease in impaired loans is largely due to the pay off of five commercial real estate loans, the foreclosure of one commercial real estate loan and the improved collateral position of one commercial business loan which all have a carrying value greater than $1.0 million. These removals were partially offset by the addition of a business banking loan and a commercial real estate loan which both have a carrying value greater than $1.0 million. A summary of the details regarding impaired loans follows:

	At March 31,

	2005	2004	2003

	(In thousands)
Impaired loans with valuation reserve required	$10,827	$17,126	$8,483
Less:
Specific valuation allowance	7,126	5,382	3,717

Total impaired loans	$3,701	$11,744	$4,766

Average impaired loans	$11,535	$6,389	$6,288
Interest income recognized on impaired loans	$249	$710	$613
Interest income recognized on a cash basis on impaired loans	$249	$710	$613
      Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 10.
      A substantial portion of the Bank’s loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.
      Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $2,791,900,000 and $2,705,330,000 at March 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Goodwill, Other Intangibles and Mortgage Servicing Rights
      The Corporation’s carrying value of goodwill was approximately $20.0 million at March 31, 2005 and at March 31, 2004. The goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes. The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance is presented in the following table.

	March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
	(In thousands)
Mortgage servicing rights at beginning of year	$6,773	$7,689	$10,448
Additions	2,949	4,294	4,956
Amortization	(2,772)	(5,210)	(7,715)

Mortgage servicing rights before valuation allowance at end of year	6,950	6,773	7,689
Valuation allowance	(515)	(887)	(1,491)

Net mortgage servicing rights at end of year	$6,435	$5,886	$6,198

      Core deposit premium had a carrying amount and a value net of accumulated amortization of $327,000 at March 31, 2005. The core deposit intangible is subject to amortization over an estimated useful life of four years. The estimated amortization expense for the final year ending 2006 is $327,000
      Mortgage servicing rights of $6,950,000, $6,773,000, and $7,689,000 are included in other assets for the years ended March 31, 2005, 2004 (as restated) and 2003 (as restated), respectively. Mortgage servicing rights of $2,949,000, $4,294,000, and $4,956,000 were capitalized during the years ended March 31, 2005, 2004 (as restated), and 2003 (as restated), respectively. Amortization of mortgage servicing rights was $2,772,000, $5,210,000, and $7,715,000, for the years ended March 31, 2005, 2004 (as restated), and 2003 (as restated), respectively. The valuation allowance for the impairment of mortgage servicing rights was $515,000, $887,000 and $1,491,000 for the years ended March 31, 2005, 2004 (as restated) and 2003 (as restated), respectively. For discussion of the fair value of mortgage servicing rights and method of valuation, see Note 1.
      The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Mortgage	Core
	Servicing	Deposit
	Rights	Premium	Total

	(In thousands)
Year ended March 31, 2005 (actual)	$2,772	$852	$3,624
Estimate for the year ended March 31,
2006	2,700	327	3,027
2007	2,700	—	2,700
2008	1,035	—	1,035

	$6,435	$327	$6,762

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8 — Office Properties and Equipment
      Office properties and equipment are summarized as follows (in thousands):

	March 31,

	2005	2004

Land and land improvements	$6,758	$6,781
Office buildings	36,252	35,664
Furniture and equipment	33,728	31,234
Leasehold improvements	2,527	2,456

	79,265	76,135
Less allowance for depreciation and amortization	48,770	44,902

	$30,495	$31,233

      During the years ending March 31, 2005, 2004, and 2003, building depreciation expense was $1,304,000, $1,337,000, and $1,166,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2005, 2004, and 2003 was $2,673,000, $2,635,000, and $2,580,000, respectively.
      The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2029. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2005:

Amount of Future
Year	Minimum Payments

(Dollars in thousands)
2006	$1,206
2007	1,139
2008	1,024
2009	1,004
2010	960
Thereafter	7,031

Total	$12,364

      For the years ended March 31, 2005, 2004 and 2003, leasehold rental expense was $1,329,000, $1,060,000 and $826,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Deposits
      Deposits are summarized as follows (in thousands):

	March 31,

		Weighted		Weighted
		Average		Average
	2005	Rate	2004	Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$227,411	0.00%	$224,015	0.00%
Interest-bearing
Fixed rate	124,573	0.20%	118,471	0.20%
Variable rate	46,042	0.39%	51,469	0.39%

	398,026	0.11%	393,955	0.11%
Variable rate insured money market accounts	320,282	1.89%	314,913	0.50%
Passbook accounts	226,106	0.39%	229,349	0.40%
Advance payments by borrowers for taxes and insurance	7,081	0.40%	6,732	0.40%
Certificates of deposit:
0.00% to 2.99%	1,104,531	2.21%	1,164,180	2.10%
3.00% to 4.99%	713,617	3.53%	339,461	3.80%
5.00% to 6.99%	94,182	5.28%	152,341	5.28%
7.00% to 8.99%	143	7.14%	136	7.16%
Ledger purchase accounting adjustment	416		1,767

	1,912,889	2.85%	1,657,885	2.74%

	2,864,384	2.16%	2,602,834	1.86%
Accrued interest on deposits	9,149		6,852

	$2,873,533		$2,609,686

      Interest expense on deposits was as follows (in thousands):

	Year Ended March 31,

	2005	2004	2003

Interest-bearing NOW accounts	$1,517	$1,425	$2,238
Variable rate insured money market accounts	3,178	1,841	4,109
Passbook accounts	1,058	1,077	1,920
Certificates of deposit	45,694	49,661	57,934

	$51,447	$54,004	$66,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of annual maturities of certificates of deposit outstanding at March 31, 2005 follows (in thousands):

Matures During Year Ended March 31,	Amount

2006	$1,213,642
2007	475,750
2008	140,317
2009	63,765
Thereafter	19,415

$1,912,889

      At March 31, 2005 and 2004, certificates of deposit with balances greater than or equal to $100,000 amounted to $274.1, and $216.5, respectively.
      At March 31, 2005 and 2004, the Bank had $357.3 million and $285.2 million in brokered deposits.

Note 10 —	Federal Home Loan Bank and Other Borrowings
      Federal Home Loan Bank (“FHLB”) and other borrowings consist of the following (dollars in thousands):

		March 31, 2005		March 31, 2004
	Matures During
	Year Ended		Weighted		Weighted
	March 31,	Amount	Rate	Amount	Rate

FHLB advances	2005	—	0.00%	155,200	3.99%
	2006	188,740	3.10	184,740	3.11
	2007	233,568	3.21	209,468	3.24
	2008	175,620	3.31	99,420	3.32
	2009	92,000	4.44	85,000	4.50
	2010	11,150	3.72	2,150	3.42
	2011	4,350	5.30	4,350	5.30
	2012	15,000	4.90	15,000	4.90
Other loans payable	various	73,181	4.57	76,231	3.11

		$793,609	3.52%	$831,559	3.52%

      The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 80% of single-family loans and to 70% of multi-family loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $44,923,000 at March 31, 2005. The FHLB borrowings are also collateralized by mortgage-related securities of $168.1 million. There was $5.0 million of investment securities pledged as collateral for FHLB borrowings at March 31, 2005.
      As of March 31, 2005, and 2004, the Corporation had drawn a total of $53.8 million, and $50.6 million, respectively, on a short term line of credit at U.S. Bank. The total line of credit available is $75.0 million. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2005. The remaining balance of $19.4 million of other loans payable represent mortgage loans on real estate held for development.
Note 11 — Stockholders’ Equity
      The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences or both, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
      Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.
      As of March 31, 2005, the most recent notification from the OTS categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The qualification results in a lower assessment of FDIC premiums and other benefits.
      The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators at March 31, 2005 and 2004 (dollars in thousands):

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2005:
Tier 1 capital (to adjusted tangible assets)	$308,050	7.77%	$118,890	3.00%	$198,149	5.00%
Risk-based capital (to risk-based assets)	327,368	10.71	244,553	8.00	305,691	10.00
Tangible capital (to tangible assets)	308,050	7.77	59,445	1.50	N/A	N/A
As of March 31, 2004 (As Restated):
Tier 1 capital (to adjusted tangible assets)	$281,839	7.61%	$111,092	3.00%	$185,154	5.00%
Risk-based capital (to risk-based assets)	305,071	10.49	232,551	8.00	290,689	10.00
Tangible capital (to tangible assets)	281,839	7.61	55,546	1.50	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2005 and 2004 (dollars in thousands):

	March 31,	March 31,
	2005	2004

		(As Restated)
	(In thousands)
Stockholders’ equity of the Bank	$327,341	$306,381
Less: Goodwill and intangible assets	(20,283)	(21,135)
Accumulated other comprehensive income	992	(2,178)
Disallowed servicing assets	—	(1,229)

Tier 1 and tangible capital	308,050	281,839
Plus: Allowable general valuation allowances	19,318	23,232

Risk based capital	$327,368	$305,071

      The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends may depend upon dividends from the Bank.
Shareholders’ Rights Plan
      On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one “Right” for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and American Stock Transfer Company, as Rights Agent.
Note 12 — Employee Benefit Plans
      The Corporation maintains a defined contribution plan that covers substantially all employees with more than six months of service who are at least 21 years of age. Participating employees may contribute up to 15% of their compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was $764,000, $718,000, and $683,000, for the years ended March 31, 2005, 2004, and 2003, respectively.
      The Corporation sponsors an Employee Stock Ownership Plan (“ESOP”) which covers substantially all employees with more than one year of employment who are at least 21 years of age. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2005, 2004 and 2003 was $835,000, and $493,000, and $978,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the ESOP shares of both plans is as follows:

	Year Ended March 31,

	2005	2004	2003

Balance at beginning of year	1,389,424	1,483,535	1,364,758
Additional shares purchased	47,323	36,726	258,815
Shares distributed for terminations	(10,196)	(89,436)	(41,000)
Sale of shares for cash distributions	—	(41,401)	(99,038)

Balance at end of year	1,426,551	1,389,424	1,483,535
Allocated shares included above	1,426,551	1,389,424	1,483,535

Unallocated shares	—	—	—

      During 1992, the Corporation formed four Management Recognition Plans (“MRPs”) which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. In 2001, the Corporation amended and restated the MRPs to extend their term. Of these, 16,000 shares and 20,602 shares were granted during the years ended March 31, 2004, and 2003, respectively, to employees in management positions. These grants had fair values of $380,000 and $450,000, for the respective years. There were no shares granted during the year ended March 31, 2005. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank’s employees become vested in the awarded shares. The amount amortized to expense was $150,000, $221,000, and $120,000 for the years ended March 31, 2005, 2004, and 2003, respectively. Shares vested during the years ended March 31, 2005, 2004, and 2003 and distributed to the employees totaled 10,500, 5,000, and 30,802, respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders’ equity.
      The activity in the MRP shares is as follows:

	Year Ended March 31,

	2005	2004	2003

Balance at beginning of year	397,633	395,987	420,230
Additional shares purchased	6,982	6,646	6,559
Shares vested	(10,500)	(5,000)	(30,802)

Balance at end of year	394,115	397,633	395,987
Allocated shares included above	5,500	16,000	5,000

Unallocated shares	388,615	381,633	390,987

      The Corporation has two types of deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first type of plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2005, 2004, and 2003 was $122,000, $100,000, and $100,000, respectively. The amount accrued at March 31, 2005, 2004, and 2003 was $90,000, $54,000 and $54,000, respectively. The second type of plan provides for contributions by the Corporation to supplement the participant’s retirement. The expense associated with this plan for fiscal 2005, 2004, and 2003 was $717,000, $871,000 and $447,000, respectively.

Note 13 —	Income Taxes
      The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Bank qualified under provisions of the Internal Revenue Code which permitted as a deduction from taxable income allowable bad debt deductions, which significantly exceeded actual losses and the financial statement loan loss provisions. At March 31, 2005, retained earnings included approximately $46,057,000 for which no provision for income tax has been made. Income taxes of approximately $18,485,000 would be imposed if the Bank were to use these reserves for any purpose other than to absorb bad debt losses.
      The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
Current:
Federal	$26,818	$23,976	$24,440
State	5,801	2,769	3,333

	32,619	26,745	27,773
Deferred:
Federal	(2,881)	1,289	1,788
State	(206)	1,085	(33)

	(3,087)	2,374	1,755

Total Income Tax Expense	$29,532	$29,119	$29,528

      For state income tax purposes, certain subsidiaries have net operating loss carryovers of $3,377,000 available to offset against future income. The carryovers expire in the years 2007 through 2017 if unused.
      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
Income before income taxes	$77,867	$75,959	$78,181

Income tax expense at federal statutory rate of 35%	$27,253	$26,586	$27,363
State income taxes, net of federal income tax benefits	2,868	2,421	2,146
Reduction in state tax exposure reserve	(1,000)	—	—
Increase in valuation allowance	506	—	56
Other	(95)	112	(37)

Income tax provision	$29,532	$29,119	$29,528

      Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
Deferred tax assets:
Allowances for loan losses	$10,689	$11,812	$12,159
Other	8,389	6,300	7,621

Total deferred tax assets	19,078	18,112	19,780
Valuation allowance	(784)	(278)	(392)

Adjusted deferred tax assets	18,294	17,834	19,388
Deferred tax liabilities:
FHLB stock dividends	(3,928)	(6,461)	(4,220)
Mortgage servicing rights	(2,052)	(1,673)	(1,948)
Other	(2,419)	(2,887)	(4,017)

Total deferred tax liabilities	(8,399)	(11,021)	(10,185)

Net deferred tax assets before effect of unrealized gains on available for sale securities	9,895	6,813	9,203

Tax effect of net unrealized gains/(losses) on available for sale securities	504	(1,458)	(2,475)

Net deferred tax assets	$10,399	$5,355	$6,728

Note 14 — Guarantees
      Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” (FIN 45) requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures (see below) even when the likelihood of making any payments under the guarantee is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Corporation’s real estate investment segment, IDI, is required to guaranty the partnership loans of its subsidiaries, for the development of homes for sale. As of March 31, 2005 the Corporation’s real estate investment subsidiary, IDI, had guaranteed $32.0 million for the following partnerships on behalf of the respective subsidiaries. As of that same date, $19.4 million is outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
		Amount	Outstanding	Outstanding
Subsidiary of IDI	Partnership Entity	Guaranteed	at 3/31/05	at 3/31/04

	(Dollars in thousands)
Oakmont	Chandler Creek	$8,440	$4,355	$7,340
Davsha II	Paragon	—	—	3,130
Davsha III	Indian Palms 147, LLC	4,655	1,174	1,650
Davsha IV	DH Indian Palms, LLC	—	—	3,330
Davsha V	Villa Santa Rosa, LLC	9,000	8,738	5,490
Davsha VI	Bellasara 168, LLC	—	—	4,700
Davsha VII	La Vista Grande 121, LLC	9,939	5,114	—

Total		$32,034	$19,381	$25,640

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
      In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $32.0 million. At March 31, 2005, the Corporation’s maximum exposure to loss as a result of involvement with these limited partnerships was $12.8 million as detailed in Note 1.
      The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.
Note 15 — Commitments and Contingent Liabilities
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,

	2005	2004

Commitments to extend credit:
Fixed rate	$51,265	$123,465
Adjustable rate	81,342	67,280
Unused lines of credit:
Home equity	93,270	89,949
Credit cards	36,621	34,256
Commercial	129,861	103,995
Letters of credit	51,485	38,638
Loans sold with recourse	257	272
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	14,258	11,226
Real estate investment segment borrowings	12,653	77,960
      Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $4,361,000 and $14,578,000 at March 31, 2005 and 2004, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2005 and 2004 amounted to $45,746,000 and $111,146,000, respectively.
      The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”) (See Note 1). Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure to approximately $1,427,000,000 of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement obligation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the financial position of the Corporation.

Note 16 —	Derivative Financial Instruments
      The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”) (see Note 1). As of March 31, 2005 and 2004, the credit derivative related to the secondary credit enhancement that the Corporation provides to the FHLB for a fee had an estimated fair value of zero. For each of the three years ending March 31, 2005, 2004 and 2003, the Corporation reported credit enhancement derivative income of $1,528,000, $1,403,000 and $804,000, respectively.
      The Corporation also has derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 15). The fair values of these derivatives were immaterial at March 31, 2005 and 2004.
Note 17 — Fair Value of Financial Instruments
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
      The Corporation, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:
      Cash and cash equivalents and accrued interest: The carrying amounts reported in the balance sheets approximate those assets’ and liabilities’ fair values.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Borrowings: The fair value of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
      Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2005 and 2004.
      The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash equivalents	$166,436	$166,436	$198,993	$198,993
Investment securities	52,055	52,055	29,514	29,514
Mortgage-related securities	203,752	203,787	225,221	225,407
Loans held for sale	4,361	4,361	14,578	14,737
Loans receivable	3,414,608	3,388,873	3,066,812	3,105,574
Federal Home Loan Bank stock	44,923	44,923	87,320	87,320
Accrued interest receivable	19,253	19,253	16,410	16,410
Financial liabilities:
Deposits	2,873,610	2,806,227	2,609,686	2,489,327
Federal Home Loan Bank and other borrowings	793,609	706,615	831,559	811,923
Accrued interest payable — borrowings	2,477	2,477	2,400	2,400

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — Condensed Parent Only Financial Information
      The following represents the unconsolidated financial information of the Corporation:
Condensed Balance Sheets

	March 31,

	2005	2004

		(As Restated)
	(In thousands)
ASSETS
Cash and cash equivalents	$4,497	$127
Investment in subsidiaries	340,126	310,571
Securities available for sale	460	2,284
Loans receivable from non-bank subsidiaries	31,883	34,478
Other	(66)	6,566

Total assets	$376,900	$354,026

LIABILITIES
Loans payable	$53,800	$50,600
Other liabilities	12,422	5,719

Total liabilities	66,222	56,319
Stockholders’ Equity
Total stockholders’ equity	310,678	297,707

Total liabilities and stockholders’ equity	$376,900	$354,026

Condensed Statements of Income

	Year Ended March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
	(In thousands)
Interest income	$1,229	$1,153	$1,332
Interest expense	1,356	1,061	1,041

Net interest income	(127)	92	291
Equity in net income from subsidiaries	48,073	45,748	48,940
Non-interest income	1,038	2,141	(460)

	48,984	47,981	48,771
Non-interest expense	473	409	310

Income before income taxes	48,511	47,572	48,461
Income taxes	176	732	(192)

Net income	$48,335	$46,840	$48,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Year Ended March 31,

	2005	2004	2003

		(As restated)	(As restated)
	(In thousands)
Operating Activities
Net income	$48,335	$46,840	$48,653
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net income of subsidiaries	(48,073)	(45,748)	(48,940)
Other	7,458	2,769	(836)

Net cash provided (used) by operating activities	7,720	3,861	(1,123)
Investing Activities
Proceeds from maturities of investment securities	—	—	250
Proceeds from sales of investment securities available for sale	6,542	549	46
Purchase of investment securities available for sale	—	—	(236)
Proceeds from sales of mortgage-related securities available for sale	—	—	—
Net (increase) decrease in loans receivable from non-bank subsidiaries	2,595	(331)	(1,477)
Dividends from Bank subsidiary	17,000	18,500	46,500
Cash paid to purchase Ledger Capital Corp	—	—	—
Other	—	—	—

Net cash provided by investing activities	26,137	18,718	45,083
Financing Activities
Increase (decrease) in loans payable	3,200	13,250	(5,350)
Purchase of treasury stock	(24,957)	(27,006)	(33,809)
Exercise of stock options	1,739	2,058	2,423
Purchase of stock by retirement plans	1,421	(1,771)	2,349
Cash dividend paid	(10,890)	(10,029)	(8,958)

Net cash used by financing activities	(29,487)	(23,498)	(43,345)
Increase (decrease) in cash and cash equivalents	4,370	(919)	615
Cash and cash equivalents at beginning of year	127	1,046	431

Cash and cash equivalents at end of year	$4,497	$127	$1,046

Note 19 — Segment Information
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Real Estate Investments: The Corporation’s non-banking subsidiary, IDI, and its subsidiaries, NIDI and CIDI, invest in real estate developments. Such developments include recreational residential developments and industrial developments (such as office parks).
      The Real Estate Investment segment borrows funds from the Corporation to meet its operating needs. Such intercompany borrowings are eliminated in consolidation. The interest income and interest expense associated with such borrowings are also eliminated in consolidation.
      The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2005, 2004, and 2003, respectively.

	Year Ended March 31, 2005

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$435	$200,723	$(1,179)	$199,979
Interest expense	1,144	79,311	(1,179)	79,276

Net interest income (loss)	(709)	121,412	—	120,703
Provision for loan losses	—	1,579	—	1,579

Net interest income (loss) after provision for loan losses	(709)	119,833	—	119,124
Real estate investment partnership revenue	106,095	—	—	106,095
Other revenue from real estate operations	5,256	—	—	5,256
Other income	—	23,632	(119)	23,513
Real estate investment partnership cost of sales	(74,875)	—	—	(74,875)
Other expense from real estate partnership operations	(9,782)	—	119	(9,663)
Minority interest in income of real estate partnerships	(13,546)	—	—	(13,546)
Other expense	—	(78,037)	—	(78,037)

Income before income taxes	12,439	65,428	—	77,867
Income tax expense	4,759	24,773	—	29,532

Net income	$7,680	$40,655	$—	$48,335

Total Assets	$80,610	$3,969,846	$—	$4,050,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2004
	(As Restated)

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$325	$190,262	$(325)	$190,262
Interest expense	274	79,907	(274)	79,907

Net interest income (loss)	51	110,355	(51)	110,355
Provision for loan losses	—	1,950	—	1,950

Net interest income (loss) after provision for loan losses	51	108,405	(51)	108,405
Real estate investment partnership revenue	47,383	—	325	47,708
Other revenue (expense) from real estate operations	6,343	—	—	6,343
Other income	—	31,825	—	31,825
Real estate investment partnership cost of sales	(34,198)	—	—	(34,198)
Other expense from real estate partnership operations	(9,939)	—	(274)	(10,213)
Minority interest in income of real estate partnerships	(4,063)	—	—	(4,063)
Other expense	—	(69,848)	—	(69,848)

Income before income taxes	5,577	70,382	—	75,959
Income tax expense	1,903	27,216	—	29,119

Net income	$3,674	$43,166	$—	$46,840

Total Assets	$80,136	$3,726,409	$—	$3,806,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2003
	(As Restated)

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$26	$209,605	$(26)	$209,605
Interest expense	294	92,856	(294)	92,856

Net interest income (loss)	(268)	116,749	268	116,749
Provision for loan losses	—	1,800	—	1,800

Net interest income (loss) after provision for loan losses	(268)	114,949	268	114,949
Real estate investment partnership revenue	—	—	—	—
Other revenue (expense) from real estate operations	—	—	—	—
Other income	16,088	31,299	(16,151)	31,236
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	—	—	—	—
Minority interest in income of real estate partnerships	—	—	—	—
Other expense	(15,883)	(68,004)	15,883	(68,004)

Income (loss) before income taxes	(63)	78,244	—	78,181
Income tax expense (benefit)	(380)	29,908	—	29,528

Net income	$317	$48,336	$—	$48,653

Total Assets	$40,877	$3,494,432	$—	$3,535,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Earnings per Share
      The computation of earnings per share for fiscal years 2005, 2004, and 2003 is as follows:

	Twelve Months Ended March 31,

	2005	2004	2003

		(As Restated)	(As Restated)
Numerator:
Net income	$48,335,358	$46,839,747	$48,652,879

Numerator for basic and diluted earnings per share — income available to common stockholders	$48,335,358	$46,839,747	$48,652,879
Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	22,537,744	22,882,166	24,003,163
Effect of dilutive securities:
Employee stock options	468,845	502,686	581,257
Management Recognition Plans	5,087	14,702	8,012

Denominator for diluted earnings per share — adjusted weighted-average common shares and assumed conversions	23,011,676	23,399,554	24,592,432

Basic earnings per share	$2.14	$2.05	$2.03

Diluted earnings per share	$2.10	$2.00	$1.98

Note 21 —	Regulatory Action
      In September 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with the Office of Thrift Supervision (“OTS”) and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief (“Consent Order”). Under the Consent Order, the Bank’s board of directors has agreed, among other things, to take a range of actions with respect to the review and conduct of its Bank Secrecy Act (“BSA”) compliance activities.
      In December 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalty with the OTS and the OTS issued a Consent Order of Assessment of Civil Money Penalty. Under the consent order for monetary penalty, the Bank’s board of directors agreed to the assessment of a civil money penalty in the amount of $100,000 against the Bank in connection with the same matters addressed in the Consent Order previously issued by the OTS. The Bank remains subject to the possibility of additional governmental actions with regard to these matters, including potential additional monetary penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Selected Quarterly Financial Information (Unaudited)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2005	2004	2004	2004	2004	2003	2003	2003

		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Interest income:
Loans	$48,762	$47,347	$45,153	$43,088	$42,244	$42,905	$43,570	$44,112
Securities and other	4,034	4,011	3,636	3,948	3,850	4,336	4,315	4,930

Total interest income	52,796	51,358	48,789	47,036	46,094	47,241	47,885	49,042
Interest expense:
Deposits	14,789	12,814	12,028	11,816	12,386	13,217	13,879	14,522
Borrowings and other	6,776	6,893	7,146	7,014	6,885	6,534	6,424	6,060

Total interest expense	21,565	19,707	19,174	18,830	19,271	19,751	20,303	20,582

Net interest income	31,231	31,651	29,615	28,206	26,823	27,490	27,582	28,460
Provision for loan losses	165	664	300	450	600	450	450	450

Net interest income after provision for loan losses	31,066	30,987	29,315	27,756	26,223	27,040	27,132	28,010
Real estate investment partnership revenue	51,112	16,104	15,143	23,736	35,852	11,856	—	—
Service charges on deposits	2,044	2,124	2,205	2,195	1,970	2,046	2,121	2,004
Net gain (loss) on sale of loans	763	1,001	1,043	(1,164)	1,569	1,052	(22)	7,732
Net gain (loss) on sale of investments and mortgage-related securities	—	75	529	868	3,041	(40)	(12)	352
Other revenue (expense) from real estate operations	2,512	725	881	1,138	3,092	(682)	3,295	638
Other non-interest income	3,282	2,834	2,854	2,860	2,819	2,957	2,499	1,736

Total non-interest income	59,713	22,863	22,655	29,633	48,343	17,189	7,881	12,462
Compensation	11,715	10,028	10,869	9,869	9,359	9,995	9,276	10,388
Real estate partnership cost of sales	30,966	13,131	11,067	19,711	26,411	7,787	—	—
Other expenses from real estate partnership operations	2,970	1,302	2,569	2,822	9,160	1,053	—	—
Other non-interest expense	9,997	9,038	8,495	8,026	7,583	7,906	7,579	7,762

Total non-interest expense	55,648	33,499	33,000	40,428	52,513	26,741	16,855	18,150

Minority interest in income of real estate partnership operations	8,582	2,023	1,359	1,582	2,585	1,478	—	—

Income before income taxes	26,549	18,328	17,611	15,379	19,468	16,010	18,158	22,322
Income taxes	9,748	7,618	7,006	5,160	7,446	6,112	6,969	8,591

Net income	$16,801	$10,710	$10,605	$10,219	$12,022	$9,898	$11,189	$13,731

Earnings Per Share:
Basic	$0.75	$0.47	$0.47	$0.45	$0.53	$0.44	$0.49	$0.59
Diluted	0.74	0.46	0.46	0.44	0.52	0.43	0.48	0.57

Report of Independent Registered Accounting Firm
The Board of Directors and Shareholders of Anchor Bancorp Wisconsin Inc.
      We have audited the accompanying consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of March 31, 2004 and for each of the two years in the period then ended have been restated.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 29, 2005, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP
Milwaukee, Wisconsin
July 29, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Anchor Bancorp Wisconsin Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Anchor BanCorp Wisconsin Inc. (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weakness identified in management’s assessment related to mortgage loans originated as agent for the Federal Home Loan Bank of Chicago (“FHLB”), based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anchor BanCorp Wisconsin Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of March 31, 2005, management determined that it did not have adequate controls with respect the selection and monitoring of its accounting practices used in its accounting for loans originated as agent for the FHLB through the FHLB’s Mortgage Partnership Finance program. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements as described in Note 2 to those financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated July 29, 2005 on those consolidated financial statements.

      In our opinion, management’s assessment that Anchor BanCorp Wisconsin Inc. did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Anchor BanCorp Wisconsin Inc. has not maintained effective internal control over financial reporting as of March 31, 2005, based on the COSO control criteria.

Ernst & Young LLP
Milwaukee, Wisconsin
July 29, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.
      In connection with the preparation of this Annual Report on Form 10-K, as of the end of the fiscal period covered by this Annual Report on Form 10-K (March 31, 2005), the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. While performing this evaluation, the Company was notified by Ernst & Young LLP, the Company’s independent registered public accounting firm, in a meeting with management of the Company on June 27, 2005 and by letter to the Company dated June 28, 2005, that disclosure should be made and action taken by the Company to prevent future reliance on previously-issued audit reports and completed interim reviews of Ernst & Young LLP related to the Company’s consolidated financial statements for fiscal 2005, 2004 and 2003 and prior financial statements included in annual and quarterly reports on Forms 10-K and 10-Q filed by the Company with the SEC because of material adjustments which were required as a result of the Company’s incorrect accounting for loans originated by the Company through the Mortgage Partnership Finance (“MPF”) 100 Program of the Federal Home Loan Bank of Chicago (“FHLB”). Ernst & Young LLP also stated its conclusion that the Company has a material weakness in its system of internal controls over financial reporting related to the accounting for the Company’s participation in the MPF 100 Program. The Company incorrectly reflected loans originated on an agency basis through the MPF 100 Program as loan sales and did not account for secondary credit enhancement receivables from the FHLB, and related recourse obligations, as free-standing derivatives to be accounted for at fair value. Accordingly, the Company determined to restate certain of its previously-issued financial statements to correct the Company’s accounting practices for loans originated through the MPF 100 Program and related derivatives and concluded that it had a material weakness in controls over the selection and monitoring of its accounting practices used in its accounting for loans originated through the MPF 100 Program and related derivatives. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that solely as a result of the foregoing MPF 100 Program accounting matter, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Annual Report on Form 10-K (March 31, 2005).
      Remediation Steps to Address Material Weakness and Ineffectiveness of Disclosure Controls and Procedures. To remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures, the Company has conducted and completed a review of its accounting practices for loans originated through the MPF 100 Program and corrected its method of accounting for such loans and related derivatives.
      Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. In performing this assessment, management considered the implications of certain errors identified by the Company’s independent registered accounting firm in conjunction with their audit of the Company’s financial statements for the year ended March 31, 2005. These errors related to transactions with the Federal Home Loan Bank of Chicago (“FHLB”) in connection with its Mortgage Partnership Finance (“MPF”) 100 Program. The Company incorrectly reflected loans originated on an agency basis through the MPF 100 Program as loan sales and did not account for secondary credit enhancement receivables from the FHLB, and related recourse obligations, as free-standing derivatives to be accounted for at fair value. Accordingly, the Company determined to restate the Company’s prior period financial statements for the years ended March 31, 2001 through March 31, 2004 and for each of the quarters ended in the year ended March 31, 2004 and the first three quarters ended March 31, 2005 to correct the accounting practices used by it in connection with loans originated through the MPF 100 Program and related derivates. See Note 2 to the Consolidated Financial Statements entitled “Restatement of Financial Statements” for further discussion of the impact of the restatements.
      A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously-issued financial statements to reflect the correction of a misstatement. Management evaluated the impact of the restatement of the Company’s previously-issued financial statements on the Company’s assessment of its system of internal control and has concluded that the control deficiency over the selection and monitoring of its accounting practices used in its accounting for loans originated through the MPF 100 program that resulted in the above-described errors in accounting for such loans and related derivatives represented a material weakness. Solely as a result of the material weakness related to the accounting for loans originated through the MPF 100 program and related derivatives, management has concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control — Integrated Framework.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report is included in Item 8.

/s/ Douglas J. Timmerman	/s/ Michael W. Helser

Douglas J. Timmerman	Michael W. Helser
Chairman of the Board, President and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer

July 29, 2005	July 29, 2005
      Change in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2005, the Company has made the changes described under “— Remediation Steps to Address Material Weakness and Ineffectiveness of Disclosure Controls and Procedures.”
Item 9B.     Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      The Company’s articles of incorporation provide that the Board of Directors shall be divided into three classes which are as equal in number as possible. Pursuant to the Company’s bylaws, the number of directors is currently set at ten, divided into classes of four, three and three directors each. One class is elected each year to serve for a term of three years, and in each case until their successors are elected and qualified.
      Set forth below is information regarding the current directors of the Company.
Directors with Three-Year Terms Expiring in 2005

			Director
Name	Age	Principal Occupation and Business Experience	Since(1)

Richard A. Bergstrom	55	Director; President of Bergstrom Corporation; Director of the Bank.	1999
Donald D. Parker	66	Director; former Officer, Director and Chairman of the Board of FCB Financial Corp. and Fox Cities Bank, F.S.B.	1999
James D. Smessaert	67	Director; former Officer, Director and Chairman of the Board of Ledger Capital Corp. and Ledger Bank, S.S.B.	2002
Directors with Three-Year Terms Expiring in 2006

			Director
Name	Age	Principal Occupation and Business Experience	Since(1)

Holly Cremer Berkenstadt	49	Director; Chairman of the Board and Director of Wisconsin Cheeseman, Inc., a direct food and gift company located in Sun Prairie, Wisconsin.	1994
Donald D. Kropidlowski	63	Director; formerly Senior Vice President of the Bank from July 1995 until August 2001; former Director, President and Chief Executive Officer of American Equity Bancorp and American Equity Bank of Stevens Point.	1995
Mark D. Timmerman	37	Director; Executive Vice President, Secretary and General Counsel of the Company; Executive Vice President — Operations & Planning, Secretary, General Counsel of the Bank; Director of the Bank; Member, State Bar of Wisconsin since 1994	2002

Directors with Three-Year Terms Expiring in 2007

			Director
Name	Age	Principal Occupation and Business Experience	Since (1)

Greg M. Larson	55	Director; Chief Executive Officer and Manager of CedarTree LLC. Former President and Chief Executive Officer of Demco, Inc., a direct mail school and library supply company located in Madison, Wisconsin.	1992
Douglas J. Timmerman	64	Director and Chairman; President and Chief Executive Officer of the Company and the Bank; has served in various management positions with the Bank prior to his appointment as President in May 1983 and Chief Executive Officer in May 1985.	1971
David L. Omachinski	53	Director; President and Chief Executive Officer of White Clover Dairy (since July 2005). Prior thereto, he was President and Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating and Financial Officer, and Treasurer (since 2002) and Vice President — Finance, Chief Financial Officer and Treasurer (since 1993) of OshKosh B’Gosh, Inc.	2002
Pat Richter	63	Director; Director of Athletics-Emeritus at the University of Wisconsin. Member of the Board of Directors of the Green Bay Packers, Green Bay, Wisconsin and member of the Board of Directors, Outlook Group, Neenah, Wisconsin. Mr. Richter is currently serving as a consultant for several business organizations.	1990

(1)	Includes service as director of the Bank.
Executive Officers Who Are Not Directors
      The following sets forth certain information with respect to the executive officers of the Company and the Bank who are not directors.
      J. Anthony Cattelino (age 62). Mr. Cattelino currently serves as Executive Vice President and Recording Secretary of the Company and as Executive Vice President — Marketing and Retail Administration for the Bank. He is responsible for the branch network, deposit acquisition, consumer lending, marketing and retail operations. Mr. Cattelino joined the Company in 1974 as Director of Marketing, was promoted to Vice President of Marketing in 1976, to Senior Vice President in 1985, and to his current positions in 2003. Mr. Cattelino is on the Board of Directors of Anchor Investment Services, Inc. and the Mendota Gridiron Club.
      Michael W. Helser (age 60). Mr. Helser is currently Executive Vice President-Treasurer and Chief Financial Officer of the Company and Executive Vice President — Treasurer and Chief Financial Officer of the Bank. Mr. Helser joined the Company in 1974 as Internal Auditor, was promoted to Vice President — Finance in 1979, to Senior Vice President in 1985 and to his current positions in 2003. Prior to joining the Company, Mr. Helser was a Senior Accountant with the public accounting firm of Ernst & Young LLP, Milwaukee, Wisconsin. Mr. Helser is a certified public accountant.

      Donald F. Bertucci (age 55). Mr. Bertucci is currently Senior Vice President — Residential Lending of the Bank and is responsible for one-to-four family residential lending. He joined the Bank in 1972 and previously served as Branch Manager, Mortgage Division Coordinator and Commercial Real Estate Loan Officer. In 1984 he was appointed Vice President; he was promoted to First Vice President in June of 1996 and assumed his present position in 2003. Mr. Bertucci is a member of the Madison Board of Realtors and the Madison Area Mortgage Bankers Association and is a licensed real estate broker.
      Daniel K. Nichols (age 49). Mr. Nichols is currently Senior Vice President — Commercial Lending of the Bank and is responsible for commercial lending and commercial real estate. He joined the Bank in 1985 to form the Commercial Lending Department. In 1990 he was promoted to Vice President and became responsible for commercial lending and commercial real estate. He was promoted to First Vice President in June of 1996 and assumed his present position in 2003. Mr. Nichols holds both a BBA and MBA in finance from the University of Wisconsin-Madison. He is a Board member of the Weinert program at the University of Wisconsin and is also on the Board of Directors of the Easter Seal Society.
      Ronald R. Osterholz (age 56). Mr. Osterholz is currently Senior Vice President — Human Resources of the Bank. Mr. Osterholz joined the Bank in 1973 and previously served as Savings Officer, Loan Officer, Branch Manager and Branch Coordinator. In 1981, he was named Assistant Vice President, was promoted to Vice President in 1985 and was appointed to his current position in 2003. Mr. Osterholz serves on the Board of Directors for U.W. Platteville Foundation and Oakwood Village East.
      David L. Weimert (age 54). Mr. Weimert is currently Senior Vice President — Lending Administration, and is responsible for commercial credit and quality control. He is also President and Director of Investment Directions, Inc. a wholly owned subsidiary of the Company. Mr. Weimert joined the Bank in 1991 as Vice President — Lending Administration and was promoted to his current position in 2003. He has extensive experience in the financial services industry. He has served in various management capacities at savings associations, mortgage banking companies and commercial banks. Mr. Weimert served as President of Community Savings and Loan Association, Fond du Lac, Wisconsin from 1987 to 1990 and President of Investors Mortgage Service Company, Burbank, California, from 1985 to 1987.
Section 16(a) Beneficial Ownership Reporting Compliance
      Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, executive officers and any persons holding more than 10% of the Corporation’s common stock are required to report their ownership of the Corporation’s common stock and any changes in that ownership to the SEC and the Nasdaq Stock Market by specific dates. Based on representations of its directors and executive officers and copies of the reports that they have filed with the SEC and the Nasdaq Stock Market, the Company believes that all of these filing requirements were satisfied by the Company’s directors and executive officers during the year ended March 31, 2005.
Code of Ethics
      The Company has adopted a Code of Business Conduct and Ethics applicable to all of its directors, officers and employees. Shareholders can access the Company’s Code of Business Conduct and Ethics at the Company’s website at http://www.anchorbank.com or by writing to the Company at 25 West Main Street, Madison, Wisconsin 53703, Attention Mark D. Timmerman, Executive Vice President, Secretary and General Counsel.

Item 11.	Executive Compensation
Summary Compensation Table
      The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company for services rendered in all capacities during the last three fiscal years to the Chief Executive Officer and the four other most highly compensated executive officers of the Company.
Summary Compensation Table

				Long Term Compensation

		Annual Compensation		Awards
	Fiscal					All Other
Name and Principal Position	Year	Salary(1)(2)	Bonus	Stock Grants(3)	Options(4)	Compensation(5)

Douglas J. Timmerman	2005	$566,250	$198,000	$0	17,545	$50,420
President and	2004	542,375	206,000	118,850	50,000	41,970
Chief Executive Officer	2003	516,625	156,000	113,175	45,000	44,159
Mark Timmerman	2005	$169,375	$85,736	$0	17,545	$44,870
Executive Vice President —	2004	130,500	93,228	261,470	40,000	37,090
Operations Planning,	2003	103,183	71,162	0	9,000	40,402
Secretary and General
Counsel
J. Anthony Cattelino	2005	$159,538	$60,071	$0	0	$11,218
Executive Vice President	2004	148,313	67,668	0	5,000	8,023
and Recording Secretary	2003	142,738	68,762	0	9,000	12,219
Michael W. Helser	2005	$159,538	$60,071	$0	0	$11,218
Executive Vice President,	2004	148,313	67,668	0	5,000	8,023
Treasurer and	2003	142,738	68,762	0	9,000	12,219
Chief Financial Officer
Daniel K. Nichols	2005	$125,513	$47,260	$0	0	$10,012
Senior Vice President —	2004	119,875	56,228	0	5,000	7,483
Commercial Lending	2003	113,450	64,162	0	9,000	11,967

(1)	Includes amounts deferred by the executive officer pursuant to the Company’s Retirement Plan, a defined contribution plan which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2)	Does not include amounts attributable to miscellaneous benefits received by executive officers, including the use of automobiles leased by us, payment of club dues and parking privileges. In the opinion of management of the Company, the costs to the Company of providing such benefits to any individual executive officer during the indicated periods did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(3)	Represents the grant of shares of restricted Common Stock pursuant to the Company’s Amended and Restated Management Recognition Plan, which were deemed to have had the indicated value at the date of grant. The number of shares of restricted Common Stock held by Mr. M. Timmerman at March 31, 2005 is 5,500. The fair market value of restricted Common Stock held by Mr. M. Timmerman at March 31, 2005 is $154,605. There were no restricted shares held by Messrs. D. Timmerman, Cattelino, Helser or Nichols at March 31, 2005. The awards vest one year from the date of grant. Recipients receive dividends paid on restricted stock prior to vesting.

(4)	Consists of awards granted pursuant to the Company’s stock incentive plans, which are exercisable at the rate of 33%, 50% or 100% per year commencing on the date of grant.

(5)	In fiscal 2005, consists of amounts allocated or paid by the Company on behalf of Messrs. D. Timmerman, M. Timmerman, Cattelino, Helser and Nichols pursuant to the Company’s ESOP of $5,970, $5,970, $5,970, $5,970 and $5,032, respectively, and the Company’s Retirement Plan of $9,650, $4,100, $5,248, $5,248 and $4,980, respectively, and the payment of director’s fees to Messrs. D. Timmerman and M. Timmerman in the amount of $34,800 and $34,800, respectively.

Stock Options
      The following table sets forth certain information concerning individual grants of stock options awarded pursuant to the Company’s stock option plans to the named executive officers during the year ended March 31, 2005.
Option Grants in Last Fiscal Year

					Potential Realizable
					Value at Assumed
	Individual Grants				Annual Rates of Stock
					Price Appreciation for
		% of Total Options			Option Term(3)
	Options	Granted to	Exercise	Expiration
Name	Granted	Employees(1)	Price(2)	Date	5%	10%

Douglas J. Timmerman	17,545	40.7%	$28.495	11/22/2014	$314,494	$796,806
Mark D. Timmerman	17,545	40.7%	28.495	11/22/2014	314,494	796,806
J. Anthony Cattelino	0	0.0%	0.000	—	0	0
Michael W. Helser	0	0.0%	0.000	—	0	0
Daniel K. Nichols	0	0.0%	0.000	—	0	0

(1)	Percentage of options granted to all employees during the fiscal year ended March 31, 2005.

(2)	In all cases, the exercise price was based on the fair market value of a share of Common Stock on the date of grant.

(3)	Assumes compounded rates of return for the remaining life of the options and future stock prices of $46.42 and $73.91 for grants whose exercise price is $28.495 per share.
      The following table sets forth certain information concerning exercises of stock options granted pursuant to the Company’s stock option plans by the named executive officers during the fiscal year ended March 31, 2005 and options held at March 31, 2005.
Aggregate Option Exercises in Last Fiscal Year
and Year End Option Values

			Number of		Value of
			Unexercised Options		Unexercised Options
	Shares		at Year End		at Year End(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Douglas J. Timmerman	63,026	$1,146,357	646,314	32,545	$9,725,085	$90,600
Mark D. Timmerman	0	0	179,870	20,545	1,896,903	18,120
J. Anthony Cattelino	23,684	427,916	12,000	8,000	85,275	39,820
Michael W. Helser	8,500	54,619	6,000	8,000	49,035	39,820
Daniel K. Nichols	0	0	54,048	8,000	804,099	39,820

(1)	Based on a per share market price of $28.11 at March 31, 2005.
      The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of March 31, 2005.
Report of the Compensation Committee
      Under rules established by the Securities and Exchange Commission, the Company is required to provide certain information in regard to the compensation and benefits provided to the Company’s Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this require-

ment, the Compensation Committee of the Board of Directors of the Company, which is comprised entirely of independent directors, has prepared the following report for inclusion in this proxy statement.
      The Committee is responsible for developing overall compensation guidelines utilized in the compensation program provided to the executive officers of the Company and Bank. In addition to compensation and benefits, the Committee of the Company also has exclusive jurisdiction over the administration of all stock option plans and/or restricted stock plans. This oversight extends to any grants or awards made during the year. During the 2005 fiscal year, the Committee met two times.

General Compensation Policies
      In determining the general salary and benefit policies and procedures, the Committee uses outside consultants, market studies and published compensation data to review competitive rates of pay, to establish salary ranges and to arrive at base salary and bonus pay levels. The compensation survey information is drawn from both national and regional financial research organizations that report compensation practices and salary levels for executive positions at comparable size financial institutions, specifically thrifts and community banks.
      During fiscal 2005, one consultant study was engaged by the Committee. The study focused on executive-level compensation. The results of this study were incorporated in the Committee’s deliberations.
      With respect to the Company’s officers other than the President, the Committee considered salary and bonus recommendations prepared by the President or other executive officers to determine fiscal 2005 compensation. The Committee’s objective is to offer competitive compensation programs in order to attract and retain those key officers who are crucial to the long-term success of the Company and the Bank.
      In general, the Committee designed a compensation package in which a significant portion of the compensation paid to senior management is incentive-based. Those individuals have more control and influence over the direction and performance of the Company and the Bank. In this way, a direct link is established between executive compensation and annual, as well as long-term, performance of the Company and the Bank. Integration of all decisions regarding stock options and/or restricted stock grants ensures that the compensation package is viewed by the Committee in its entirety on an annual basis.
      Following review and approval by the Committee, all issues pertaining to executive compensation are submitted to the full Board of Directors for its approval.

Executive Compensation
      The compensation package offered executive officers of the Company and the Bank incorporates the Committee’s desire to mix and balance various components such as salary, short- and long-term incentives, stock options and restricted stock, as well as benefits available under the various employee plans.
      The Committee closely monitors those elements believed to enhance shareholder value. Included in that analysis are such items as the absolute level of profits, earnings per share, return on average equity, return on average assets, efficiency ratio and the attainment of personal or unit goals. Of all the financial statistics evaluated, return on average equity is considered most important.
      The Committee utilizes a peer group (as designed by an outside consultant) which includes investor-owned Midwestern thrifts, savings banks and commercial banks of similar size, organizational complexity, geographic location and structure. It is the sole discretion of the Committee as to the interpretation of, or weight, given to each performance measure and its translation into short-term awards. The Committee recognizes that, through consolidation, the peer group does change in its absolute makeup. The Committee authorizes all new peer group members as these changes occur. The Committee is highly desirous of causing the short-term incentive plan to be consistent in its application from year to year. The Committee continues to believe in its effectiveness in motivating senior management.
      Stock option grants, with deferred vesting, provide the basis for a long-term incentive program. The objective of these options is to create a link between executive compensation and long-term Company performance. In determining the appropriate level of stock-based allotments, the Committee considers the

Executive’s contribution toward Company and Bank performance. To encourage growth in shareholder value, stock options are granted to key management personnel who are in a position and have the responsibility to make a substantial contribution to the long-term success of the Company. The Committee believes this focuses attention on managing the Company from the perspective of an owner with an equity stake in the business. Although the Committee has not required senior officers to hold specified amounts of Common Stock, they are encouraged to do so. During the past year, modest amounts of bonus compensation were targeted as an incentive for senior officers to increase their ownership of Common Stock.
      The Committee granted stock options to the executive management group as well as other non-executive officers during fiscal 2005. The Executive Management Group is comprised of Messrs. D. Timmerman, Cattelino, Helser, Bertucci, Nichols, Osterholz and M. Timmerman. Mr. D. Timmerman received a grant of 17,545 options; a total of 43,090 options were granted to all executive management and other non-executive officers. In the case of the stock option grants, the value of the option will be completely dependent on the future market value of the Common Stock.
      The Committee’s policy with respect to other employee benefit plans is to provide competitive benefits to employees of the Company and the Bank, including executive officers. A competitive comprehensive benefit program is essential to achieving the goal of retaining and attracting highly qualified employees.
      Under Section 162(m) of the Internal Revenue Code, as amended, the tax deduction by corporate taxpayers is limited with respect to the compensation of certain executive officers above specified limits unless such compensation is based upon performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. Based upon current compensation levels and the Committee’s commitment to link compensation with performance as described in this report, the Committee currently intends to qualify compensation paid to the executive officers of the Company and the Bank for deductibility by the Company under Section 162(m) of the Internal Revenue Code.

Chief Executive Officer Compensation
      The compensation paid for fiscal 2005 to the Chief Executive Officer of the Company and the Bank, Douglas Timmerman, reflects the considered judgment of the Committee embracing the policy and process described above.
      Mr. Timmerman’s base salary was $566,250 for fiscal 2005. This is an increase of 4.4% over fiscal 2004. In determining the Chief Executive Officer’s salary, the Committee continued to consider salaries offered by publicly-owned banks and financial service institutions nationwide, incorporating the results of the consultant’s study referred to above. The Company had its most profitable year based on earnings per share and its return on average equity was 15.69%. Cash dividends were increased by 12.8% to $.485 per share annually. In establishing the Chief Executive Officer’s salary, the Committee also considered the President’s contribution to controlling the Company’s operating expenses and his contribution to the community through his involvement with various charitable and civic groups.
      Taking note of the Company’s achievements during the year, Mr. Timmerman was granted an incentive award of $198,000 (35% of salary). The bonus was contingent upon the achievement of goals and targets as determined by the Committee. In addition 10,000 shares of Common Stock were contributed to the trust established pursuant to a deferred compensation agreement between AnchorBank, fsb and Mr. Timmerman as part of his payout under the Company’s Annual Incentive Bonus Plan.
Dated April 29, 2005.

Respectfully submitted:

Donald D. Kropidlowski, Director
Greg M. Larson, Director
Pat Richter, Director

Performance Graph
      The following graph compares the yearly cumulative total return on the Common Stock over a five-year measurement period since March 31, 2000 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Media General Peer Group Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Employment and Severance Agreements
      The Company and the Bank (collectively the “Employers”) have entered into employment agreements with Messrs. D. Timmerman, Cattelino, Helser and M. Timmerman pursuant to which the Employers agreed to employ these persons in their current positions for a term of three years, two years and two years, respectively, at their current salaries of $585,000, $163,400, $163,400 and $197,500, respectively. On an annual basis, the Board of Directors of the Employers may extend the employment term for an additional year, following an explicit review by such Boards of Directors of the officer’s employment under the employment agreement. The officer shall have no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the Employers for cause, retirement or death. In the event that the officer’s employment is terminated due to disability, as defined, he shall be paid 100% of his salary at the time of termination for a period of one year after termination and thereafter an annual amount equal to 75% of such salary for any remaining portion of the employment term, which amounts shall be offset by payments received from any disability plans of the Employers and/or any governmental social security or workers compensation program. In the event that, prior to a Change in Control, as defined, (i) the officer terminates his employment because of failure of the Employers to comply with any material provision of the employment agreement or (ii) the employment agreement is terminated by the Employers other than for cause, disability, retirement or death, the officer shall be entitled to (i) severance payments for a 36-month period in the case of Mr. D. Timmerman, and a 24-month period in the case of Messrs. Cattelino, Helser and M. Timmerman, which payments shall be based on the highest rate of base salary of the officer during the three years preceding the termination of employment, and (ii) continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans in which the officer was entitled to participate immediately prior to termination (other than retirement, deferred compensation and stock compensation plans) until the earlier of expiration of the applicable severance period and the officer’s obtainment of full time employment by another employer which provides substantially similar employee benefits at no cost to the officer. In the event that the officer’s employment is terminated by either of the Employers other than for cause, disability, retirement or death following a Change in Control, or the officer terminates his employment under such circumstances because certain adverse actions are taken by the Employers with respect to the officer’s employment during the 24-month period and 12-month period following a Change in Control in the case of Mr. D. Timmerman and Messrs. Cattelino, Helser and M. Timmerman, respectively, the officer would be entitled to (i) severance payments for a 36-month period in the case of Mr. D. Timmerman and a 24-month period in the case of Messrs. Cattelino, Helser and M. Timmerman, which payments shall be based on the highest rate of base salary of the officer during the three years preceding the termination of employment plus the total bonus and incentive compensation paid to or vested in the officer on the basis of his most recently completed calendar year of employment, (ii) the benefits specified in clause (ii) in the immediately preceding sentence for the applicable severance period and (iii) supplemental benefits under the retirement and deferred compensation plans and individual insurance policies maintained by the Employers, determined as if the officer had accumulated the additional years of credited service thereunder that he would have received had he continued in the employment of the Employers during the applicable severance period at the annual compensation level represented by his severance pay. A Change in Control is defined in the employment agreements to include any change in control of the Company or the Bank that would be required to be reported under federal securities laws, as well as (i) the acquisition by any person of 25% or more of the outstanding voting securities of the Company or the Bank and (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period. Utilizing the bonus amounts for fiscal 2005 as reflected in the summary compensation table for purposes of the severance payment calculation, severance pay in the event of a Change in Control currently would amount to approximately $2,349,000, $446,942, $446,942 and $566,472 for Messrs. D. Timmerman, Cattelino, Helser and M. Timmerman, respectively.
      The Company and the Bank also have entered into severance agreements with Messrs. Osterholz, Weimert, Bertucci and Nichols. Pursuant to these agreements, an officer would receive specified benefits in the event that his employment was terminated by either of the Employers other than for cause, disability, retirement or death following a Change in Control, as defined above, or the officer terminated his employment following a Change in Control because certain adverse actions were taken by the Employers with respect to the officer’s employment.

The benefits payable under such circumstances consist of (i) severance payments for a 12-month period or, at the officer’s option, a single cash payment in an amount equal to the amount that would have been paid over the severance period, (ii) continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans in which the officer was entitled to participate immediately prior to termination (other than retirement, deferred compensation or stock compensation plans of the Employers) until the earlier of expiration of the 12-month severance period and the officer’s obtainment of full-time employment by another employer which provides substantially similar benefits at no cost to the officer and (iii) supplemental benefits under the retirement and deferred compensation plans and individual insurance policies maintained by the Employers, determined as if the officer had accumulated the additional years of credited service thereunder that he would have received had he continued in the employment of the Bank during the applicable severance period at the annual compensation level represented by his severance pay. The aggregate amount to be received under each of the above-described severance agreements currently amounts to approximately $128,550.
      The employment agreements and the severance agreements provide that, in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such payments and benefits received thereunder shall be reduced, in the manner determined by the officer, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes. Excess parachute payments generally are payments in excess of three times the recipient’s average annual compensation from the employer includable in the recipient’s gross income during the most recent five taxable years ending before the date on which a change in control of the employer occurred (“base amount”). Recipients of excess parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes.
Deferred Compensation Agreement
      In December 1986, the Bank and Mr. D. Timmerman entered into a deferred compensation agreement pursuant to which the Bank agreed to pay Mr. D. Timmerman or his beneficiary the sum of $300,000 over ten years upon his retirement, death, disability, termination without his consent, or termination for health reasons. This agreement was amended in July 1992 to provide that the amount to be distributed thereunder shall be paid in shares of Common Stock based on the then-existing value of the amount of Common Stock, including fractional shares, which could be purchased in the initial public offering of Common Stock by the Company with $300,000 (regardless whether such shares actually were purchased in this manner). The Bank funded the payment of shares under the deferred compensation agreement by initially contributing $291,309 (which it previously had expensed for financial statement reporting purposes) and an additional $101,953 to a rabbi trust (the “Trust”) which purchased 30,000 shares of Common Stock in the open market following consummation of the initial public offering of the Common Stock. In November, 2004, the Company contributed to the Trust an additional 10,000 shares of Common Stock for the benefit of Mr. D. Timmerman. The shares of Common Stock held in the Trust are voted by an independent trustee prior to distribution to Mr. D. Timmerman in accordance with the terms of the deferred compensation agreement.
Supplemental Executive Retirement Plan and Excess Benefit Plan
      In fiscal 1994, the Bank adopted a Supplemental Executive Retirement Plan (“SERP”) in order to supplement the retirement benefits of Mr. D. Timmerman, and any other officers of the Bank who may be designated pursuant to the SERP, to be received pursuant to the Company’s Retirement Plan and the ESOP. Under the SERP, upon retirement from the Company or the Bank at or after the participant’s normal retirement date of age 62, a participant shall be entitled to receive an annual retirement benefit equal to the product of (i) 60% of the participant’s final average earnings and (ii) a factor, no greater than one, the numerator of which is the participant’s years of service and the denominator of which is 15 (the “accrued benefit”). During 2003, the Bank amended the SERP to provide the administering committee the sole discretion to commence payment of a participant’s annual benefit after a participant attains the normal retirement date of age 62 without the need for a participant to retire. A participant who, with the consent of the administering committee, retires after the early retirement date of age 55 but prior to the normal retirement date is entitled to receive an annual benefit equal to the vested amount of his or her accrued benefit as of the retirement date, as defined in the SERP, reduced by a factor of .25% for each full month by which the date of retirement precedes the participant’s normal retirement date. “Final average earnings” is defined in the SERP to mean the average of the highest annual “considered compensation” received by a participant during any three of the current and preceding five calendar years. The Company does not believe that “considered compensation,” as defined, differs substantially (by more than 10%) from that set forth in the Summary Compensation Table set forth above. At March 31, 2005, Mr. D. Timmerman’s final average earnings amounted to $728,417 and Mr. D. Timmerman had 27 years of service with the Bank for purposes of the SERP. Mr. D. Timmerman is the sole participant in the SERP and he is over the age of 62.
      During fiscal 1994, the Bank also adopted an Excess Benefit Plan (“EBP”) for the purpose of permitting employees of the Bank who may be designated pursuant to the EBP to receive certain benefits that the employee otherwise would be eligible to receive under the Company’s Retirement Plan and ESOP, but for the limitations set forth in Sections 401(a)(17), 402(g) and 415 of the Internal Revenue Code. During fiscal 1994, Mr. D. Timmerman was designated as a participant in the EBP, during fiscal 1995 Messrs. Helser and Cattelino were designated as participants in the EBP and during fiscal 2004 Mr. M. Timmerman was designated as a participant in the EBP. Pursuant to the EBP, during any fiscal year the Bank generally shall permit a participant to defer the excess of (i) the amount of salary that a participant would have been able to defer under the Retirement Plan but for limitations in the Internal Revenue Code over (ii) the actual amount of salary actually deferred by the participant pursuant to the Retirement Plan (provided that the participant executes a supplemental deferral agreement at the times and in the manner set forth in the EBP). The EBP also generally provides that during any fiscal year the Bank shall make matching contributions on behalf of the participant in an amount equal to the amount of matching contributions that would have been made by the Bank on behalf of the participant but for limitations in the Internal Revenue Code, less the actual amount of matching contributions actually made by the Bank on behalf of the participant. Finally, the EBP generally provides that during any fiscal year a participant shall receive a supplemental ESOP allocation in an amount equal to the amount which would have been allocated to the participant but for limitations in the Internal Revenue Code, less the amount actually allocated to the participant pursuant to the ESOP. The supplemental benefits to be received by a participant pursuant to the EBP shall be credited to an account maintained pursuant to the EBP within 30 days after the end of each fiscal year. Amounts credited for fiscal 2005 were $55,605, $4,555, $10,058 and $0 for Messrs. D. Timmerman, M. Timmerman, Cattelino and Helser, respectively.
      During fiscal 1994, the Bank amended the Trust to permit contributions by the Bank to fund the Bank’s obligations under the SERP and the EBP. In April 2001, the Bank amended the EBP to provide that amounts credited to the participant’s account thereunder shall be treated as if they were actually invested in shares of Common Stock as the sole investment choice.
      The Bank may amend the Supplemental Executive Retirement Plan and Excess Benefit Plan, as well as the Deferred Compensation Agreement, to make any changes required to comply with recently-enacted Section 409A of the Internal Revenue Code which governs nonqualified deferred compensation plans. The Internal Revenue Service has issued preliminary guidance with respect to the application of Section 409A and intends to issue guidance or regulations later this year. After the additional guidance or regulations are issued by the Internal Revenue Service, the Bank will evaluate whether any changes need to be made to each of the foregoing plans to comply with Section 409A of the Internal Revenue Code.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management
      The following table includes certain information as to the Common Stock beneficially owned as of July 22, 2005, the voting record date for the Company’s upcoming annual meeting of shareholders, by (i) the only persons or entities, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), who or which were known by us to be the beneficial owners of more than 5% of the issued and outstanding Common Stock, (ii) the directors and director nominees of the Company, (iii) the executive officers of the Company who are named in the Summary Compensation Table included in Item 11 and (iv) all directors and executive officers of the Company and the Bank as a group.

	Common Stock
	Beneficially Owned as of
	July 22, 2005(1)

Name of Beneficial Owner	No. of Shares		%

Anchor BanCorp Wisconsin Inc.	1,426,551	(2)	6.14%
Employee Stock Ownership Plan Trust 25 West Main Street Madison, Wisconsin
Columbia Wanger Asset Management, L.P.	1,449,600	(3)	6.24
227 West Monroe Street, Suite 3000 Chicago, Illinois 60606
Directors and nominees:
Holly Cremer Berkenstadt	62,511	(4)	*
Richard A. Bergstrom	72,046	(5)	*
Donald D. Kropidlowski	83,603	(6)	*
Greg M. Larson	38,390	(7)	*
David L. Omachinski	12,060	(8)	*
Donald D. Parker	172,604	(9)	*
Pat Richter	40,748	(10)	*
James D. Smessaert	137,674	(11)	*
Douglas J. Timmerman	1,526,568	(12)	6.58
Mark D. Timmerman	278,078	(13)	1.20
Executive officers who are not directors and who are named in the Summary Compensation Table:
J. Anthony Cattelino	223,461	(14)	*
Michael W. Helser	216,833	(15)	*
Daniel K. Nichols	125,979	(16)	*
All directors and executive officers of the Company and the Bank as a group (16 persons)	3,268,046	(17)	14.08%

*	Represents less than 1% of the outstanding Common Stock.

(1)	For purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, a director has sole voting power and sole investment power with respect to the indicated shares. Shares that are subject to stock options which are exercisable within 60 days of the voting record date by an individual or group are deemed to be beneficially owned and deemed to be outstanding for the purpose of computing the percentages of Common Stock beneficially owned by the respective individual or group.

(2)	The Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Trust (“Trust”) was established pursuant to the Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (“ESOP”) by an agreement between the Company and the trustees. The current trustees are: Ronald R. Osterholz, Senior Vice President — Human Resources of the Bank, and Mark D. Timmerman, Executive Vice President — Operations & Planning, Secretary, and General Counsel of the Company. As of the voting record date, all shares held in the Trust had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees. Allocated shares for which employees do not give instructions will be voted in the same ratio on any matter as those shares for which instructions are given.

(3)	Based on a Schedule 13G/A filed with the SEC on February 11, 2005 by Columbia Wanger Asset Management, L.P. (“WAM”), a Delaware limited partnership, WAM Acquisition GP, Inc., the general partner of WAM (“WAM GP”), a Delaware corporation, and Columbia Acorn Trust (“Acorn”), a Massachusetts business trust, reporting the beneficial ownership of Common Stock over which it has shared voting and shared dispositive power. WAM is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended; WAM GP is the general partner of WAM; and Acorn is an investment company under Section 8 of the Investment Company Act of 1940, as amended. WAM holds the shares on behalf of discretionary clients for which WAM acts as the investment adviser and/or investment manager, including Acorn.

(4)	Includes 18,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date and 1,100 shares held by Ms. Berkenstadt’s children, which Ms. Berkenstadt may be deemed to beneficially own.

(5)	Includes 27,636 shares held jointly with Mr. Bergstrom’s wife, with whom voting and dispositive power is shared, 437 shares held by Mr. Bergstrom’s wife, which may be deemed to be beneficially owned by Mr. Bergstrom, 27,228 shares held by Mr. Bergstrom’s children, which may be deemed to be beneficially owned by Mr. Bergstrom, and 16,745 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date.

(6)	Includes 61,348 shares held jointly with Mr. Kropidlowski’s wife, with whom voting and dispositive power is shared, 2,220 shares held by Mr. Kropidlowski’s wife, which may be deemed to be beneficially owned by Mr. Kropidlowski, 16,035 shares held in the ESOP allocated to Mr. Kropidlowski’s account and 4,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date.

(7)	Includes 22,390 shares held jointly with Mr. Larson’s wife, with whom voting and dispositive power is shared, and 16,000 shares which may be acquired pursuant to the exercise of stock options which are exercisable within 60 days of the voting record date.

(8)	Includes 4,600 shares held jointly with Mr. Omachinski’s wife, with whom voting and dispositive power is shared, and 7,460 shares which may be acquired pursuant to the exercise of stock options which are exercisable within 60 days of the voting record date.

(9)	Includes 66,070 shares held jointly with Mr. Parker’s wife, with whom voting and dispositive power is shared, 79,907 shares held in a living trust for the benefit of Mr. Parker and his wife, 3,756 shares held by Mr. Parker’s wife, which may be deemed to be beneficially owned by Mr. Parker, 6,126 shares held in the Company’s Retirement Plan allocated to Mr. Parker’s account and 16,745 shares which may be acquired pursuant to the exercise of stock options which are exercisable within 60 days of the voting record date.

(10)	Includes 34,700 shares owned jointly with Mr. Richter’s wife, with whom voting and dispositive power is shared, 2,048 shares owned by Mr. Richter’s wife, which Mr. Richter may be deemed to beneficially own, and 4,000 shares which may be acquired pursuant to the exercise of stock options which are exercisable within 60 days of the voting record date.

(11)	Includes 110,220 shares held jointly with Mr. Smessaert’s wife, with whom voting and dispositive power is shared, 23,454 shares held in the ESOP allocated to Mr. Smessaert’s account and 4,000 shares which may be acquired pursuant to the exercise of stock options which are exercisable within 60 days of voting record date.

(12)	Includes 840,277 shares held in a living trust for the benefit of Mr. D. Timmerman and his wife, 138,709 shares held in the Company’s Retirement Plan allocated to Mr. D. Timmerman’s account, 32,724 shares held in the ESOP allocated to Mr. D. Timmerman’s account, and 514,858 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date. Does not include 387,480 shares of Common Stock held by a rabbi trust established by the Bank to fund certain benefits to be paid to Mr. D. Timmerman pursuant to a deferred compensation agreement entered into between the Bank and Mr. D. Timmerman, a Supplement Executive Retirement Plan and an Excess Benefit Plan; Mr. D. Timmerman does not possess voting or investment power with respect to such shares. See “Deferred Compensation Agreement” and “Supplemental Executive Retirement Plan and Excess Benefit Plan.”

(13)	Includes 85,700 shares held jointly with Mr. M. Timmerman’s wife, with whom voting and dispositive power is shared, 3,015 shares held in the Company’s Retirement Plan allocated to Mr. M. Timmerman’s account, 6,493 shares held in the ESOP allocated to Mr. M. Timmerman’s account, and 182,870 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date. Does not include 804 shares of Common Stock held by a rabbi trust established by the Bank to fund certain benefits pursuant to an Excess Benefit Plan; Mr. M. Timmerman does not possess voting or investment power with respect to such shares. See “Supplemental Executive Retirement Plan and Excess Benefit Plan.”

(14)	Includes 139,183 shares held in a living trust for the benefit of Mr. Cattelino and his wife, 1,160 shares owned by Mr. Cattelino’s wife and 6,000 shares owned by Mr. Cattelino’s children, which Mr. Cattelino may be deemed to beneficially own, 33,497 shares held in the Company’s Retirement Plan allocated to Mr. Cattelino’s account, 28,621 shares held in the ESOP allocated to Mr. Cattelino’s account and 15,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date. Does not include 14,968 shares of Common Stock held by a rabbi trust established by the Bank to fund certain benefits pursuant to an Excess Benefit Plan; Mr. Cattelino does not possess voting or investment power with respect to such shares. See “Supplemental Executive Retirement Plan and Excess Benefit Plan.”

(15)	Includes 147,890 shares held in a living trust for the benefit of Mr. Helser and his wife, 31,337 shares held in the Company’s Retirement Plan allocated to Mr. Helser’s account, 28,606 shares held in the ESOP allocated to Mr. Helser’s account and 9,000 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date. Does not include 14,281 shares of Common Stock held by a rabbi trust established by the Bank to fund certain benefits pursuant to an Excess Benefit Plan; Mr. Helser does not possess voting or investment power with respect to such shares. See “Supplemental Executive Retirement Plan and Excess Benefit Plan.”

(16)	Includes 37,497 shares held jointly with Mr. Nichols’ wife, with whom voting and dispositive power is shared, 26,826 shares held in the Company’s Retirement Plan allocated to Mr. Nichols’ account, 16,861 shares held in the ESOP allocated to Mr. Nichols’ account, 2,011 shares in employee stock purchase plan and 42,784 shares which may be acquired pursuant to the exercise of stock options exercisable within 60 days of the voting record date.

(17)	Includes 269,513 shares held in the Company’s Retirement Plan allocated to the accounts of executive officers and 922,312 shares which executive officers and directors as a group may acquire pursuant to the exercise of stock options exercisable within 60 days of the voting record date. Does not include 417,533 shares held by a rabbi trust established by the Bank to fund certain benefits to be paid to certain executive officers of the Company. See Notes 13, 15 and 16 above.

Equity Compensation Plan Information

				Number of Securities
				Remaining Available
	Number of Securities			for Future Issuance
	To be Issued Upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding		Outstanding	(Excluding Securities
	Options, Warrants		Options, Warrants	Reflected in the
Plan Category	and Rights		And Rights	First Column)

Equity Compensation Plans Approved By Security Holders	1,429,071	(1)	$15.62	1,746,426	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	0		0.00	0

Total	1,429,071		$15.62	1,746,426

(1)	Excludes purchase rights accruing under the Company’s 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 85% of the lesser of (i) the fair market value of a share of Common Stock on the first business day of the applicable semi-annual offering period or (ii) the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2005, an aggregate of 107,689 shares of Common Stock was available for issuance under this plan.

(3)	Includes 388,615 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions
      Directors, officers and employees of the Company and its subsidiaries are permitted to borrow from the Bank in accordance with the requirements of federal and state law. All loans made by the Bank to directors and executive officers or their related interests have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. It is the belief of management of the Company that at the time of origination these loans neither involved more than the normal risk of collectibility nor presented any other unfavorable features. As of March 31, 2005, the Bank had $15.7 million of loans outstanding to directors and executive officers of the Company and its subsidiaries and their related interests.

Item 14.	Principal Accountant Fees and Services
      The following table sets forth the aggregate fees paid by the Company to Ernst & Young LLP for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s consolidated financial statements for fiscal 2005 and 2004, as well as the fees paid by us to Ernst & Young LLP for audit-related services, tax services and all other services rendered by Ernst & Young to us during fiscal 2005 and 2004.

	Year Ended March 31,

	2005	2004

Audit fees(1)	$460,000	$225,400
Audit-related fees(2)	—	9,300
Tax fees(3)	72,500	51,925
All other fees	—	20,000

Total	$532,500	$306,625

(1)	Audit fees consist of fees incurred in connection with the audit of the Company’s annual consolidated financial statements and the review of the interim consolidated financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission, the review of management’s assessment of internal control over financial reporting and the assessment of the effectiveness of the Company’s internal controls, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-related fees consist of fees incurred in connection with audits of the financial statements of certain of the Company’s employee benefit plans.

(3)	Tax fees consist of fees incurred in connection with tax planning, tax compliance and tax consulting services.
      The Audit Committee selects the Company’s independent registered public accounting firm and pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and pre-approves all audit-related, tax and all other services rendered by the Company’s independent registered public accounting firm in accordance with the Audit Committee’s charter and policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of the Company’s independent registered public accounting firm. Pursuant to its charter, the Audit Committee pre-approves certain audit-related services and certain tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary. The pre-approval requirements do not apply to certain services if: (i) the aggregate amount of such services provided to the Company constitutes not more than five percent of the total amount of revenues paid by the Company to its independent registered public accounting firm during the fiscal year in which the services are provided; (ii) such services were not recognized by the Company at the time of the engagement to be other services; and (iii) such services are promptly brought to the attention of the committee and approved by the committee or by one or more members of the committee to whom authority to grant such approvals has been delegated by the committee prior to the completion of the audit.
      Since May 6, 2003, the effective date of SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Ernst & Young LLP was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in SEC regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of Ernst & Young LLP, dated July 29, 2005, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets at March 31, 2005 and 2004.
Consolidated Statements of Income for each year in the three-year period ended March 31, 2005.
Consolidated Statements of Stockholders’ Equity for each year in the three-year period ended March 31, 2005.
Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2005.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm.
      (a)(2) Financial Statement Schedules
      All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      (a)(3) Exhibits
      The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended to date including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-K for the year ended March 31, 2001).
3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536 (“Form S-1”)).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1).
10.2	Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1).
10.3	Anchor BanCorp Wisconsin Inc. 1992 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1).
10.4	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.5	Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1).

Exhibit No. 10.	Material Contracts:

10.6	Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.7	Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.8	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.9	1995 Stock Incentive Plan (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.10	Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.11	Employment Agreement among the Corporation, the Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.12	Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.13	Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.14	Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.15	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1).
10.16	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1).
10.17	AnchorBank, fsb Amended and Restated Supplemental Executive Retirement Plan is included herein as an exhibit to this report.
10.18	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.19	Stockholder Rights Agreement, dated July 22, 1997 between the corporation and Firstar Trust Company, as Rights Agent (incorporated by reference to the Registrant’s current Report on Form 8-K filed on July 28, 1997).
10.20	2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.21	2004 Equity Incentive Plan (incorporated herein by reference to the Registrant’s proxy statement filed June 11, 2004.)
10.22	Amendment number one to AnchorBank fsb. Amended and Restated Supplemental Executive Retirement Plan is included as an exhibit to this report.
      The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.22 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 20 to the Consolidated Financial Statements in Item 8

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business — General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.	Consent of Ernst & Young LLP:

The consent of Ernst & Young LLP is included herein as an exhibit to this Report

Exhibit No. 31.1

Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report

Exhibit No. 31.2

Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report

Exhibit No. 32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this report

Exhibit No. 32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this report
      (b) Exhibits

Exhibits to the Form 10-K required by Item 601 of Regulation S-K are attached or incorporated herein by reference as stated in (a)(3) and the Index to Exhibits.
      (c) Financial Statements excluded from Annual Report to Shareholders pursuant to Rule 14a-3(b)

Not applicable

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Douglas J. Timmerman

Douglas J. Timmerman
Chairman of the Board, President and Chief Executive Officer
Date: July 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Douglas J. Timmerman Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer (principal executive officer) Date: July 29, 2005	By:	/s/ Michael W. Helser Douglas Michael W. Helser Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: July 29, 2005

By:	/s/ Donald D. Kropidlowski Donald D. Kropidlowski Director Date: July 29, 2005	By:	/s/ Greg M. Larson Douglas Greg M. Larson Director Date: July 29, 2005

By:	/s/ Richard A. Bergstrom Richard A. Bergstrom Director Date: July 29, 2005	By:	/s/ Pat Richter Douglas Pat Richter Director Date: July 29, 2005

By:	/s/ James D. Smessaert James D. Smessaert Director Date: July 29, 2005	By:	/s/ Holly Cremer Berkenstadt Douglas Holly Cremer Berkenstadt Director Date: July 29, 2005

By:	/s/ Donald D. Parker Donald D. Parker Director Date: July 29, 2005	By:	/s/ David L. Omachinski Douglas David L. Omachinski Director Date: July 29, 2005

By:	/s/ Mark D. Timmerman Mark D. Timmerman Director Date: July 29, 2005