Form 10-Q
period 2005-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2005-08-09
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
COMMISSION FILE NUMBER 0-20006
ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1726871

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 West Main Street Madison, Wisconsin	53703

(Address of principal executive office)	(Zip Code)
(608) 252-8700
Registrant’s telephone number, including area code
Not Applicable
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2005: 22,322,313

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

Consolidated Balance Sheets

	(Unaudited)
	June 30,	March 31,
	2005	2005
	(In Thousands, Except Share Data)
Assets
Cash	$67,638	$61,041
Interest-bearing deposits	145,753	105,395

Cash and cash equivalents	213,391	166,436
Investment securities available for sale	42,004	52,055
Mortgage-related securities available for sale	291,596	202,250
Mortgage-related securities held to maturity (fair value of $1,453 and $1,537, respectively)	1,418	1,502
Loans receivable, net:
Held for sale	6,313	4,361
Held for investment	3,383,250	3,414,608
Foreclosed properties and repossessed assets, net	1,909	1,458
Real estate held for development and sale	43,523	48,949
Office properties and equipment	29,671	30,495
Federal Home Loan Bank stock—at cost	44,923	44,923
Accrued interest on investments and loans and other assets	58,868	63,463
Goodwill	19,956	19,956

Total assets	$4,136,822	$4,050,456

Liabilities and Stockholders’ Equity
Deposits and advance payments by borrowers for taxes and insurance	$2,960,468	$2,873,533
Federal Home Loan Bank and other borrowings	798,927	793,609
Other liabilities	51,394	62,834

Total liabilities	3,810,789	3,729,976

Minority interest in real estate partnerships	10,617	9,802

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 22,174,560 and 22,319,513 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	68,884	68,627
Retained earnings	322,389	315,077
Accumulated other comprehensive income (loss)	638	(708)
Treasury stock (3,188,779 shares and 3,043,826 shares, respectively), at cost	(72,440)	(68,441)
Unearned deferred compensation	(6,591)	(6,413)

Total stockholders’ equity	315,416	310,678

Total liabilities and stockholders’ equity	$4,136,822	$4,050,456

See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2005	2004
		(As Restated)
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$51,225	$43,088
Mortgage-related securities	2,543	2,188
Investment securities	1,018	1,533
Interest-bearing deposits	781	227

Total interest income	55,567	47,036
Interest expense:
Deposits	16,473	11,816
Notes payable and other borrowings	6,949	7,014

Total interest expense	23,422	18,830

Net interest income	32,145	28,206
Provision for loan losses	265	450

Net interest income after provision for loan losses	31,880	27,756
Non-interest income:
Real estate investment partnership revenue	11,513	23,736
Loan servicing income	1,312	933
Credit enhancement derivative income (includes interest income of $62 and $56, respectively)	395	378
Service charges on deposits	2,372	2,195
Insurance commissions	687	634
Net gain (loss) on sale of loans	123	(1,164)
Net gain on sale of investments and mortgage-related securities	7	868
Other revenue from real estate operations	1,215	1,138
Other	1,155	915

Total non-interest income	18,779	29,633
Non-interest expense:
Compensation	10,872	9,869
Real estate investment partnership cost of sales	8,411	19,711
Occupancy	1,577	1,704
Furniture and equipment	1,567	1,382
Data processing	1,281	1,276
Marketing	1,095	1,007
Other expenses from real estate partnership operations	2,049	2,822
Other	3,189	2,657

Total non-interest expense	30,041	40,428

Minority interest in income of real estate partnership operations	1,288	1,582

Income before income taxes	19,330	15,379
Income taxes	7,770	5,160

Net income	$11,560	$10,219

Earnings per share:
Basic	$0.53	$0.45
Diluted	0.52	0.44
Dividends declared per share	0.14	0.11
See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2005	2004
		(As Restated)
	(In Thousands)
Operating Activities
Net income	$11,560	$10,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	265	450
Provision for depreciation and amortization	1,107	1,105
Cash paid due to origination of loans held for sale	(270,183)	(280,913)
Cash received due to sale of loans held for sale	268,231	284,459
Net (gain) loss on sales of loans	(123)	1,164
Gain sale of investments	(7)	(868)
Tax benefit from stock related compensation	257	182
Increase in accrued interest receivable	(1,321)	(1,235)
Decrease in prepaid exp and other assets	5,916	6,041
Decrease (increase) in accrued interest payable	153	(264)
Decrease in accounts payable	(11,309)	(8,609)
Other	(965)	4,806

Net cash provided by operating activities	3,581	16,537
Investing Activities
Proceeds from sales of investment securities available for sale	79	1,109
Proceeds from maturities of investment securities	36,080	72,460
Purchase of investment securities available for sale	(25,987)	(92,552)
Proceeds from sale of mortgage-related securities available for sale	1,307	12,869
Purchase of mortgage-related securities available for sale	(9,096)	(19,572)
Principal collected on mortgage-related securities	15,042	20,984
Decrease in FHLB stock	—	8,708
Net decrease in loans held for investment	(62,771)	(95,324)
Purchases of office properties and equipment	(160)	(586)
Sales of office properties and equipment	—	171
Sales of real estate	(384)	2,615
Investment in real estate held for development and sale	5,720	12,201

Net cash used in investing activities	(40,170)	(76,917)

Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2005	2004
		(As Restated)
	(In Thousands)
Financing Activities
Increase in deposit accounts	$80,178	$47,474
Increase in advance payments by borrowers for taxes and insurance	6,473	6,216
Proceeds from notes payable to Federal Home Loan Bank	46,750	47,200
Repayment of notes payable to Federal Home Loan Bank	(49,250)	(64,900)
Increase (decrease) in other loans payable	7,818	(6,245)
Treasury stock purchased	(5,934)	—
Exercise of stock options	451	312
Cash received from employee stock purchase plan	1	88
Payments of cash dividends to stockholders	(2,943)	(2,526)

Net cash provided by financing activities	83,544	27,619

Net increase (decrease) in cash and cash equivalents	46,955	(32,761)
Cash and cash equivalents at beginning of period	166,436	198,993

Cash and cash equivalents at end of period	$213,391	$166,232

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$23,269	$17,595
Income taxes	12,750	6,412
Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	94,129	—
Securitization of mortgage loans held for sale to mortgage-backed securities	94,165	—
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”), and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries, Anchor Investment Services, Inc. (“AIS”), ADPC Corporation (“ADPC”) and Anchor Investment Corporation (“AIC”). Significant inter-company balances and transactions have been eliminated. Investments in 50% owned partnerships are treated as variable interest entities and are consolidated into the Corporation’s balance sheet and income statement.
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements for the three months ended June 30, 2004 have been restated. All information in the notes to the consolidated financial statements affected by the restatement give effect to the restatement. See Note 3 to the unaudited consolidated financial statements, “Restatement of Prior Periods Presented.” In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending March 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2005.
The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities (“VIE’s”) and therefore subject to the requirements of Financial Accounting Standards Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
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

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” in December, 2002. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of the Company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.
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

	Three Months Ended
	June 30,
	2005	2004
		(As Restated)
	(In Thousands, Except Per Share Data)
Net Income
As reported	$11,560	$10,219
Pro forma	11,475	10,093
Earnings per share-Basic
As reported	$0.53	$0.45
Pro forma	0.53	0.45
Earnings per share-Diluted
As reported	$0.52	$0.44
Pro forma	0.52	0.44
The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the three months ended June 30, 2005 and June 30, 2004 were estimated on the date of grant using the Black-Scholes option-pricing model.
In December 2004, the FASB issued Statement No. 123, “Share-Based Payment” (‘SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, supercedes APB 25. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123(R) is the beginning of the first fiscal year beginning after June 15, 2005, although early adoption is allowed. SFAS No. 123(R) permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective”

method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
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
Certain 2004 accounts have been reclassified to conform to the 2005 presentations.

Note 3 — Restatement of Prior Periods Presented
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
Transfers involving sales with the Corporation acting as principal are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) with the recognition of gains or losses on sale and related mortgage servicing rights. Originations under the MPF 100 Program are not accounted for as loan sales, nor are mortgage servicing rights recognized. Rather, servicing fees are reported in income on a monthly basis as servicing activities are performed.
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
Below is a summary of the effects of these changes on the Corporation’s consolidated statements of income for the three months ended June 30, 2004.

	Consolidated Statements of Income
	As Previously
	Reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Three months ended June 30, 2004

Loan servicing income	$478	$455	$933
Credit enhancement derivative income	—	378	378
Net gain (loss) on sale of loans	299	(1,463)	(1,164)
Total non-interest income	30,263	(630)	29,633
Income before taxes	16,009	(630)	15,379
Income taxes	5,412	(252)	5,160
Net income	10,597	(378)	10,219
Earnings per share:
Basic	0.47	(0.02)	0.45
Diluted	0.46	(0.02)	0.44
Note 4 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at June 30, 2005 and at March 31, 2005. Information regarding the Company’s other intangible assets follows:

	June 30,	March 31,
	2005	2005
	(In Thousands)
Mortgage servicing rights at beginning of period	$6,950	$6,773
Additions	879	2,949
Amortization	(480)	(2,772)

Mortgage servicing rights before valuation allowance at end of period	7,349	6,950
Valuation allowance	(1,311)	(515)

Net mortgage servicing rights at end of period	$6,038	$6,435

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of June 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Mortgage Servicing Rights	Core Deposit Premium	Total
	(In Thousands)
Quarter ended June 30, 2005 (actual)	$480	$213	$693
Estimate for the year ended March 31,
2006	1,920	327	2,247
2007	1,970	—	1,970
2008	1,970	—	1,970
2009	1,489	—	1,489

	$7,349	$327	$7,676

Note 5 — Stockholders’ Equity
During the quarter ended June 30, 2005, options for 69,601 shares of common stock were exercised at a weighted-average price of $9.22 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $1.3 million was charged to retained earnings. During the quarter ended June 30, 2005, the Corporation issued 6,774 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $26.33 per share or $178,400 in the aggregate. The $10,200 excess of the market price over the cost of the treasury shares was credited to retained earnings. During the quarter ended June 30, 2005. the Corporation purchased $5.9 million of treasury stock. On May 13, 2005, the Corporation paid a cash dividend of $.135 per share, amounting to $2.9 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2005 and 2004, total comprehensive income amounted to $12.9 million and $7.7 million, respectively.

Note 6 — Earnings Per Share
Basic earnings per share for the three months ended June 30, 2005 and 2004 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effect of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
		(As Restated)
	2005	2004
Numerator:
Net income	$11,560,158	$10,218,958

Numerator for basic and diluted earnings per share—income available to common stockholders	$11,560,158	$10,218,958
Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	21,788,039	22,596,936
Effect of dilutive securities:
Employee stock options	428,064	475,014
Management Recognition Plans	5,106	5,074

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	22,221,209	23,077,024

Basic earnings per share	$0.53	$0.45

Diluted earnings per share	$0.52	$0.44

Note 7 — Segment Information
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
Real Estate Investments: The Corporation’s non-banking subsidiary, IDI, and its subsidiary, NIDI, invest in limited partnerships in real estate developments. Such developments include recreational residential developments and industrial developments (such as office parks).
The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the three months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30, 2005
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$70	$55,868	$(371)	$55,567
Interest expense	370	23,423	(371)	23,422

Net interest income (loss)	(300)	32,445	—	32,145
Provision for loan losses	—	265	—	265

Net interest income (loss) after provision for loan losses	(300)	32,180	—	31,880
Real estate investment partnership revenue	11,513	—	—	11,513
Other revenue from real estate operations	1,215	—	—	1,215
Other income	—	6,081	(30)	6,051
Real estate investment partnership cost of sales	(8,411)	—	—	(8,411)
Other expense from real estate partnership operations	(2,079)	—	30	(2,049)
Minority interest in income of real estate partnerships	(1,288)	—	—	(1,288)
Other expense	—	(19,581)	—	(19,581)

Income before income taxes	650	18,680	—	19,330
Income tax expense	291	7,479	—	7,770

Net income	$359	$11,201	$—	$11,560

Total Assets	$77,035	$4,059,787	$—	$4,136,822

	Three Months Ended June 30, 2004 (As Restated)
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$130	$46,960	$(54)	$47,036
Interest expense	138	18,746	(54)	18,830

Net interest income (loss)	(8)	28,214	—	28,206
Provision for loan losses	—	450	—	450

Net interest income (loss) after provision for loan losses	(8)	27,764	—	27,756
Real estate investment partnership revenue	23,736	—	—	23,736
Other revenue (expense) from real estate operations	1,138	—	—	1,138
Other income	—	4,759	—	4,759
Real estate investment partnership cost of sales	(19,711)	—	—	(19,711)
Other expense from real estate partnership operations	(2,822)	—	—	(2,822)
Minority interest in income of real estate partnerships	(1,582)	—	—	(1,582)
Other expense	—	(17,895)	—	(17,895)

Income before income taxes	751	14,628	—	15,379
Income tax expense	205	4,955	—	5,160

Net income	$546	$9,673	$—	$10,219

Total Assets	$70,003	$3,765,431	$—	$3,835,434

Note 8 — Regulatory Action
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
The Bank is actively engaged in the process of addressing the issues related to the Consent Order, including reviewing and strengthening its BSA compliance process, and has taken a number of actions in this regard which are in addition to those required by the OTS. The Corporation has experienced an increase in its operating costs in connection with addressing matters related to the Consent Order. The initial expense amounted to approximately $1.0 million. Ongoing expense is expected to be approximately $150,000 to $250,000 per year.
Note 9 — Subsequent Events
On July 21, 2005, the Corporation declared a $.16 per share cash dividend on its common stock, amounting to $3.6 million in the aggregate, to be paid on August 15, 2005 to stockholders of record on August 1, 2005.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe future plans or strategies and include the Corporation’s expectations of future financial results. The Corporation’s ability to predict results or the effect of future plans or strategies is inherently uncertain and the Corporation can give no assurance that those results or expectations will be attained. Factors that could affect actual results include but are not limited to i) general market rates, ii) changes in market interest rates and the shape of the yield curve, iii) general economic conditions, iv) real estate markets, v) legislative/regulatory changes, vi) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve Board, vii) changes in the quality or composition of the Corporation’s loan and investment portfolios, viii) demand for loan products, ix) the level of loan and MBS repayments, x) deposit flows, xi) competition, xii) demand for financial services in the Corporation’s markets, and xiii) changes in accounting principles, policies or guidelines. In addition, acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.
The Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
Executive Overview
Highlights for the first quarter ended June 30, 2005 include:
•	Diluted earnings per share increased to $0.52 per share for the quarter ended June 30, 2005 compared to $0.44 per share for the quarter ended June 30, 2004;

•	The net interest margin increased to 3.32% for the quarter ended June 30, 2005 compared to 3.13% for the quarter ended June 30, 2004; and

•	Loans receivable have increased $216.4 million or 6.82% since June 30, 2004.
Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)
	6/30/2005	3/31/2005	12/31/2004	9/30/2004
			(As Restated)	(As Restated)
Operations Data:
Net interest income	$32,145	$31,231	$31,651	$29,615
Provision for loan losses	265	165	664	300
Net gain on sale of loans	123	763	1,001	1,043
Real estate investment partnership revenue	11,513	51,112	16,104	15,143
Other non-interest income	7,143	7,838	5,758	6,469
Real estate investment partnership cost of sales	8,411	30,966	13,131	11,067
Non-interest expense	21,630	24,682	20,368	21,933
Minority interest in income of real estate partnership operations	1,288	8,582	2,023	1,359
Income before income taxes	19,330	26,549	18,328	17,611
Income taxes	7,770	9,748	7,618	7,006
Net income	11,560	16,801	10,710	10,605
Selected Financial Ratios (1):
Yield on earning assets	5.73%	5.56%	5.51%	5.35%
Cost of funds	2.53	2.37	2.22	2.22
Interest rate spread	3.20	3.19	3.29	3.13
Net interest margin	3.32	3.29	3.40	3.25
Return on average assets	1.14	1.68	1.09	1.11
Return on average equity	14.70	21.44	13.64	13.78
Average equity to average assets	7.75	7.82	8.01	8.09
Non-interest expense to average assets	2.96	5.56	3.42	3.47
Per Share:
Basic earnings per share	$0.53	$0.75	$0.47	$0.47
Diluted earnings per share	0.52	0.74	0.46	0.46
Dividends per share	0.14	0.13	0.13	0.13
Book value per share	14.22	13.92	13.77	13.55
Financial Condition:
Total assets	$4,136,822	$4,050,456	$3,929,881	$3,909,961
Loans receivable, net
Held for sale	6,313	4,361	11,816	7,057
Held for investment	3,383,250	3,414,608	3,292,339	3,231,826
Deposits	2,960,468	2,873,533	2,705,495	2,681,757
Borrowings	798,927	793,609	826,928	846,139
Stockholders’ equity	315,416	310,678	316,243	312,063
Allowance for loan losses	26,532	26,444	27,526	28,213
Non-performing assets	17,030	15,908	21,029	21,187

(1) Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)
	6/30/2004	3/31/2004	12/31/2003	9/30/2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Operations Data:
Net interest income	$28,206	$26,823	$27,490	$27,582
Provision for loan losses	450	600	450	450
Net gain (loss) on sale of loans	(1,164)	1,569	1,052	(22)
Real estate investment partnership revenue	23,736	35,852	11,856	—
Other non-interest income	7,061	10,922	4,281	7,903
Real estate investment partnership cost of sales	19,711	26,411	7,787	—
Non-interest expense	20,717	26,102	18,954	16,855
Minority interest in income of real estate partnership operations	1,582	2,585	1,478	—
Income before income taxes	15,379	19,468	16,010	18,158
Income taxes	5,160	7,446	6,112	6,969
Net income	10,219	12,022	9,898	11,189
Selected Financial Ratios (1):
Yield on earning assets	5.22%	5.21%	5.49%	5.66%
Cost of funds	2.17	2.26	2.39	2.46
Interest rate spread	3.05	2.95	3.10	3.20
Net interest margin	3.13	3.03	3.19	3.26
Return on average assets	1.07	1.28	1.08	1.23
Return on average equity	13.60	16.10	13.45	15.29
Average equity to average assets	7.86	7.96	8.07	8.03
Non-interest expense to average assets	4.23	5.60	2.93	1.85
Per Share:
Basic earnings per share	$0.45	$0.53	$0.44	$0.49
Diluted earnings per share	0.44	0.52	0.43	0.48
Dividends per share	0.11	0.11	0.11	0.11
Book value per share	13.20	12.97	13.08	12.50
Financial Condition:
Total assets	$3,835,434	$3,806,545	$3,661,819	$3,657,873
Loans receivable, net
Held for sale	11,032	14,578	14,448	49,211
Held for investment	3,162,136	3,066,812	3,019,819	2,910,816
Deposits	2,663,376	2,609,686	2,553,267	2,597,574
Borrowings	807,614	831,559	750,729	721,994
Stockholders’ equity	303,496	297,707	299,589	289,332
Allowance for loan losses	28,535	28,607	28,899	28,601
Non-performing assets	19,009	17,343	14,617	14,693

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

Set forth below is management’s discussion and analysis of the Corporation’s financial condition and results of operations for the three months ended June 30, 2005, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

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
Transfers involving sales with the Corporation acting as principal are accounted for in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) with the recognition of gains or losses on sale and related mortgage servicing rights. Originations under the MPF 100 Program are not accounted for as loan sales, nor are mortgage servicing rights recognized. Rather, servicing fees are reported in income on a monthly basis as servicing activities are performed.
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
See Note 3 to the Consolidated Financial Statements for a summary of the effects of these changes on the Corporation’s consolidated statements of income for the three months ending June 30, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.
RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2005 increased $1.3 million to $11.6 million from $10.2 million for the same period in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to a decrease in non-interest expense of $10.4 million and an increase in net interest income of $3.9 million, which were partially offset by a decrease in non-interest income of $10.9 million and an increase in income tax expense of $2.6 million.
Net Interest Income. Net interest income increased $3.9 million for the three months ended June 30, 2005, as compared to the same period in the prior year. Interest income increased $8.5 million for the three months ended June 30, 2005 as compared to the same period in the prior year. Interest expense increased $4.6 million for the three months ended June 30, 2005 as compared to the same period in the prior year. The net interest margin increased to 3.32% for the three-month period ended June 30, 2005 from 3.13% in the same period in the prior year. The change in the net interest margin reflects the increase in yields on interest earning assets. The interest rate spread increased to 3.20% from 3.05% for the three-month period ended June 30, 2005 as compared to the same period in the prior year.
Interest income on loans increased $8.1 million for the three months ended June 30, 2005, as compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans, which increased $299.3 million in the three months ended June 30, 2005, as compared to the same period in the prior year and an increase of 47 basis points in the average yield on loans to 5.97% from 5.50% for the three-month period. Interest income on mortgage-related securities increased $360,000 for the three-month period ended June 30, 2005, as compared to the same period in the prior year, primarily due to an increase of $18.2 million in the three-month average balances of mortgage-related securities. This increase was also due to an increase of 29 basis points in the average yield on mortgage-related securities to 4.28% from 3.99% for the three-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $520,000 for the three-month period ended June 30, 2005, as compared to the same period in the prior year. This was primarily a result of a decrease of $55.7 million in the average balance of investment securities for the three-month period ended June 30, 2005, as compared to the same period in 2004 and was partially offset by the increase of 24 basis points in the average yield on investment securities. The majority of the decrease was related to the return of excess holdings of Federal Home Loan Bank stock. Interest income on interest-bearing deposits increased $550,000 for the three months ended June 30, 2005, as compared to the same period in 2004, primarily due to increases in average balances.
Interest expense on deposits increased $4.7 million for the three months ended June 30, 2005 as compared to the same period in 2004. This increase was primarily attributable to an increase in the average balance of deposits, which increased $258.8 million and an increase of 48 basis points in the weighted average cost of deposits to 2.26% from 1.78% for the respective three-month period. Interest expense on notes payable and other borrowings decreased $70,000 during the three months ended June 30, 2005, as compared to the same period in the prior year due primarily to a decrease of $30.5 million in the average balance of notes payable and other borrowings for the three -month period ended June 30, 2005, as compared to the same period in 2004.
Provision for Loan Losses. Provision for loan losses decreased $190,000 for the three-month period ended June 30, 2005, as compared to the same period for the prior year. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
				(As Restated)
	(Dollars in thousand)
INTEREST-EARNING ASSETS
Mortgage loans (2)	$2,646,272	$38,654	5.84%	$2,425,125	$32,875	5.42%
Consumer loans (2)	595,013	9,381	6.31	546,785	7,992	5.85
Commercial business loans (2)	190,895	3,190	6.68	161,018	2,221	5.52

Total loans receivable (2)	3,432,180	51,225	5.97	3,132,928	43,088	5.50
Mortgage-related securities	237,536	2,543	4.28	219,293	2,188	3.99
Investment securities	48,888	409	3.35	61,599	270	1.75
Interest-bearing deposits	113,413	781	2.75	102,140	227	0.89
Federal Home Loan Bank stock	44,923	609	5.42	87,891	1,263	5.75

Total interest-earning assets	3,876,940	55,567	5.73	3,603,851	47,036	5.22
Non-interest-earning assets	183,269			218,520

Total assets	$4,060,209			$3,822,371

INTEREST-BEARING LIABILITIES
Demand deposits	$759,352	2,204	1.16	$736,841	754	0.41
Regular passbook savings	239,633	255	0.43	248,249	262	0.42
Certificates of deposit	1,916,882	14,014	2.92	1,671,948	10,800	2.58

Total deposits	2,915,867	16,473	2.26	2,657,038	11,816	1.78
Notes payable and other borrowings	785,477	6,949	3.54	815,933	7,014	3.44

Total interest-bearing liabilities	3,701,344	23,422	2.53	3,472,971	18,830	2.17

Non-interest-bearing liabilities	44,394			48,798

Total liabilities	3,745,738			3,521,769
Stockholders’ equity	314,471			300,602

Total liabilities and stockholders’ equity	$4,060,209			$3,822,371

Net interest income/interest rate spread		$32,145	3.20%		$28,206	3.05%

Net interest-earning assets	$175,596			$130,880

Net interest margin			3.32%			3.13%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.04

(1) Annualized

(2) The average balances of loans include non-performing loans, interest of which is recognized on a cash basis.

Non-Interest Income. Non-interest income decreased $10.9 million to $18.8 million for the three months ended June 30, 2005 as compared to $29.6 million for the same period in 2004. The decrease was primarily due to the decrease of real estate investment partnership revenue of $12.2 million due to a decrease in sales at the partnership level for the three-month period ended June 30, 2005 and the decrease in net gain on sale of investments and mortgage-related securities of $860,000. These decreases were partially offset by an increase in the net gain on sale of loans of $1.3 million and an increase in loan servicing income of $380,000. In addition, other revenue from real estate operations increased $80,000, other non-interest income increased $240,000, and service charges on deposits increased $180,000 for the three-month period ended June 30, 2005, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense decreased $10.4 million to $30.0 million for the three months ended June 30, 2005 as compared to $40.4 million for the same period in 2004, primarily due to the decrease of real estate investment partnership cost of sales of $11.3 million due to a decrease in sales at the partnership level for the three-month period ended June 30, 2005 as compared to the same period in the prior year, and the decrease in other expenses from real estate operations of $770,000 for the three months ended June 30, 2005 as compared to the same period in the prior year. Occupancy expense also decreased $130,000 for the three-month period. These decreases were partially offset by an increase in compensation expense of $1.0 million. In addition, other non-interest expense increased $530,000 primarily due to increased audit and accounting expense and postage expense, furniture and fixture expense increased $190,000 and marketing expense increased $90,000 for the three months ended June 30, 2005 as compared to the same period in the prior year.
Income Taxes. Income tax expense increased $2.6 million during the three months ended June 30, 2005, as compared to the same period in 2004. The decrease was the result of an increase in income before income tax of $4.0 million to $19.3 million for the three months ended June 30, 2005, as compared to $15.4 million for the same period in the prior year. The effective tax rate was 40.2% for the three-month period ended June 30, 2005 as compared to 33.6% for the same period last year. The June 2004 quarter included a reduction in the tax accrual following the settlement with the Wisconsin Department of Revenue as regards to the taxation of the Bank’s Nevada investment subsidiary.

FINANCIAL CONDITION
During the three months ended June 30, 2005, the Corporation’s assets increased by $86.4 million from $4.05 billion at March 31, 2005 to $4.14 billion. The majority of this increase was attributable to an increase in mortgage-related securities, which was partially offset by decreases in other categories such as loans and investments and real estate held for development.
Total loans (including loans held for sale) decreased $29.4 million during the three months ended June 30, 2005. Activity for the period consisted of (i) originations and purchases of $651.9 million, (ii) sales of $268.2 million, (iii) transfer of loans for securitization of mortgage-backed securities of $94.1 million and (iv) principal repayments and other adjustments of $319.0 million.
Mortgage-related securities (both available for sale and held to maturity) increased $89.3 million during the three months ended June 30, 2005 as a result of purchases of $9.1 million and the securitization of mortgage loans held for sale to mortgage-backed securities of $94.2 million of mortgage-related securities. These increases were partially offset by principal repayments and market value adjustments of $12.7 million and sales of $1.3 million in this three-month period. Mortgage-related securities consisted of $197.7 million of mortgage-backed securities and $95.3 million of collateralized mortgage obligations (“CMO’s”) and real estate mortgage investment conduits (“REMIC’s”) at June 30, 2005.
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
Investment securities decreased $10.0 million during the three months ended June 30, 2005 as a result of sales and maturities of $36.0 million of U.S. Government and agency securities, which were partially offset by purchases of $26.0 million of such securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the three months ended June 30, 2005.
Real estate held for development and sale decreased $5.4 million to $43.5 million as of June 30, 2005 from $48.9 million as of March 31, 2005. This decrease was the result of continued home and land lot sales.
Total liabilities increased $80.8 million during the three months ended June 30, 2005. This increase was largely due to a $86.9 million increase in deposits and was partially offset by an $11.4 million decrease in other liabilities during the three-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $350.1 million at June 30, 2005 and $357.3 million at March 31, 2005, and generally mature within one to five years.
Stockholders’ equity increased $4.7 million during the three months ended June 30, 2005 as a net result of (i) comprehensive income of $12.9 million, (ii) stock options exercised of $1.7 million (with the excess of the cost of treasury shares over the option price ($1.3 million) charged to retained earnings), (iii) the issuance of shares for management and benefit plans of $1,000, and (iv) benefit plan shares earned and related tax adjustments totaling $257,000. These increases were partially offset by (i) cash dividends of $2.9 million and (ii) purchases of treasury stock of $5.9 million.

ASSET QUALITY
Non-performing assets increased $1.1 million to $17.0 million at June 30, 2005 from $15.9 million at March 31, 2005 and increased as a percentage of total assets to .41% from .39% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At June 30,	At March 31,
	2005	2005	2004	2003
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$4,454	$2,406	$3,247	$4,510
Multi-family residential	—	—	—	444
Commercial real estate	3,033	4,894	8,764	1,776
Construction and land	—	—	—	—
Consumer	533	453	642	661
Commercial business	7,101	6,697	2,268	2,678

Total non-accrual loans	15,121	14,450	14,921	10,069
Real estate held for development and sale	—	—	—	49
Foreclosed properties and repossessed assets, net	1,909	1,458	2,422	1,535

Total non-performing assets	$17,030	$15,908	$17,343	$11,653

Performing troubled debt restructurings	$131	$—	$2,649	$2,590

Total non-accrual loans to total loans	0.42%	0.40%	0.45%	0.34%
Total non-performing assets to total assets	0.41	0.39	0.46	0.33
Allowance for loan losses to total loans	0.73	0.73	0.87	1.00
Allowance for loan losses to total non-accrual loans	175.46	183.00	191.72	294.74
Allowance for loan and foreclosure losses to total non-performing assets	156.92	167.39	165.78	257.87
Non-accrual loans increased $671,000 during the three months ended June 30, 2005. The increase was not attributable to any one specific loan. At June 30, 2005, there were two non-accrual loans with loan balances greater than $1.0 million. One was a $5.2 million commercial business loan secured by a computer software and consulting company located in Tempe, Arizona. The second was a $1.5 million commercial real estate loan secured by commercial development property located in Madison, Wisconsin. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
Foreclosed properties and repossessed assets increased $451,000 for the three months ended June 30, 2005. The increase was largely attributable to a $412,000 mortgage commercial real estate loan that went to foreclosure in the three-month period.
Performing troubled debt restructurings increased $131,000 during the three months ended June 30, 2005.
At June 30, 2005, assets that the Corporation had classified as substandard, net of reserve, consisted of $16.6 million of loans and foreclosed properties. As of March 31, 2005, substandard assets amounted to $16.4 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $192,000 in the substandard balance for the three months ended June 30, 2005 was not attributable to one specific loan or foreclosed property.
The category of substandard assets contains three loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $3.9 million, is secured by the assets of a stainless tank operation located in Cottage Grove, Wisconsin. A second loan, with a carrying value of $1.2 million, is secured by a commercial property located in Beloit, Wisconsin. A third loan, with a carrying value of $1.2 million is secured by commercial development property located in Madison, Wisconsin.
At June 30, 2005, the Corporation had identified assets of $3.2 million as impaired, net of reserves. As of March 31, 2005, impaired loans were $3.7 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2005	2005	2004	2003
	(In Thousands)
Impaired loans with valuation reserve required	$10,153	$10,827	$17,126	$8,483
Less:
Specific valuation allowance	6,961	7,126	5,382	3,717

Total impaired loans	$3,192	$3,701	$11,744	$4,766

Average impaired loans	$9,825	$11,535	$6,389	$6,288
Interest income recognized on impaired loans	$46	$249	$710	$613
Interest income recognized on a cash basis on impaired loans	$46	$249	$710	$613

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At June 30,	At March 31,
	2005	2005	2004	2003
		(In Thousands)
30 to 59 days	$11,302	$5,853	$4,887	$10,083
60 to 89 days	1,295	714	10,941	5,612

Total	$12,597	$6,567	$15,828	$15,695

The Corporation’s loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management’s estimation of future losses. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended
	June 30,
	2005	2004
	(Dollars In Thousands)
Allowance at beginning of period	$26,444	$28,607
Charge-offs:
Mortgage	(23)	(309)
Consumer	(202)	(274)
Commercial business	(17)	(5)

Total charge-offs	(242)	(588)
Recoveries:
Mortgage	1	8
Consumer	16	22
Commercial business	48	36

Total recoveries	65	66

Net charge-offs	(177)	(522)

Provision	265	450

Allowance at end of period	$26,532	$28,535

Net charge-offs to average loans	(0.02)%	(0.07)%

Although management believes that the June 30, 2005 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At June 30, 2005, the Corporation had outstanding commitments to originate loans of $169.9 million, commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $314.9 million and loans sold with recourse to the Corporation in the event of default by the borrower of $253,000. The Corporation had sold loans with recourse in the amount of $15.3 million through the FHLB Mortgage Partnership Finance Program at June 30, 2005. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2005 amounted to $1.20 billion and scheduled maturities of FHLB advances during the same period totaled $210.7 million. At June 30, 2005, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure to approximately $1,459,000,000 of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement obligation.
Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of stockholders’ equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. The OTS requirement for the core capital ratio for the Bank is currently 3.00%. The requirement is 4.00% for all but the most highly-rated financial institutions.

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2005 and March 31, 2005:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2005:
Tier 1 capital
(to adjusted tangible assets)	$319,868	7.90%	$121,528	3.00%	$202,546	5.00%
Risk-based capital
(to risk-based assets)	339,442	10.99	247,133	8.00	308,916	10.00
Tangible capital
(to tangible assets)	319,868	7.90	60,764	1.50	N/A	N/A
As of March 31, 2005:
Tier 1 capital
(to adjusted tangible assets)	$308,050	7.77%	$118,890	3.00%	$198,149	5.00%
Risk-based capital
(to risk-based assets)	327,368	10.71	244,553	8.00	305,691	10.00
Tangible capital
(to tangible assets)	308,050	7.77	59,445	1.50	N/A	N/A
The following table reconciles the Corporation’s stockholders’ equity to regulatory capital at June 30, 2005 and March 31, 2005:

	June 30,	March 31,
	2005	2005
	(In Thousands)
Stockholders’ equity of the Bank	$340,484	$327,341
Less: Goodwill and intangible assets	(20,070)	(20,283)
Accumulated other comprehensive income	(546)	992

Tier 1 and tangible capital	319,868	308,050
Plus: Allowable general valuation allowances	19,574	19,318

Risk based capital	$339,442	$327,368

GUARANTEES
Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”) requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5 “Accounting for Contingencies.” The recording of the liability has not significantly affected the Corporation’s financial condition.
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries, for the development of homes for sale. As of June 30, 2005, IDI had guaranteed $34.5 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $18.0 million was outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 6/30/05	at 3/31/05
(Dollars in thousands)
Oakmont	Chandler Creek	$8,440	$4,327	$4,355
Davsha III	Indian Palms 147, LLC	4,655	2,068	1,174
Davsha V	Villa Santa Rosa, LLC	9,000	6,822	8,738
Davsha VII	La Vista Grande 121, LLC	12,439	4,791	5,114

Total		$34,534	$18,008	$19,381

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $34.5 million. At June 30, 2005, the Corporation’s investment in these partnerships consisted of assets of $60.7 million and cash and other assets of $20.0 million. The liabilities of these partnerships consisted of other borrowings of $18.1 million (reported as a part of FHLB and other borrowings), other liabilities of $3.5 million (reported as a part of other liabilities) and minority interest of $10.6 million. These amounts represent the Corporation’s maximum exposure to loss at June 30, 2005 as a result of involvement with these limited partnerships.
The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.

ASSET/LIABILITY MANAGEMENT
The primary function of asset and liability management is to provide liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities within specified maturities and/or repricing dates. Interest rate risk is the imbalance between interest-earning assets and interest-bearing liabilities at a given maturity or repricing date, and is commonly referred to as the interest rate gap (the “gap”). A positive gap exists when there are more assets than liabilities maturing or repricing within the same time frame. A negative gap occurs when there are more liabilities than assets maturing or repricing within the same time frame. During a period of rising interest rates, a negative gap over a particular period would tend to adversely affect net interest income over such period, while a positive gap over a particular period would tend to result in an increase in net interest income over such period.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at June 30, 2005 has not changed materially since March 31, 2005.
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
The Bank is actively engaged in the process of addressing the issues related to the Consent Order, including reviewing and strengthening its BSA compliance process, and has taken a number of actions in this regard which are in addition to those required by the OTS. The Corporation has experienced an increase in its operating costs in connection with addressing matters related to the Consent Order. The initial expense amounted to approximately $1.0 million. Ongoing expense is expected to be approximately $150,000 to $250,000 per year.

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s market rate risk has not materially changed from March 31, 2005. See the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005.

Item 4	Controls and Procedures

The Corporation’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2005, the Corporation continued to take steps to address the control deficiencies arising from the error described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 (“2005 Annual Report”), including adoption of the correct method of accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) 100 Program of the Federal Home Loan Bank of Chicago (“FHLB”) and restating the Corporation’s financial statements for the affected periods. Management believes that these actions, as well as the other corrective actions described in the Corporation’s 2005 Annual Report, taken as whole, have addressed the control deficiencies arising from the error described in the 2005 Annual Report.

Other than the actions mentioned above, there has been no change in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II — Other Information

Item 1	Legal Proceeding.

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

In September 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief with the OTS and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief. In December 2004, the Board of Directors of the Bank entered into a Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalty with the OTS and the OTS issued a Consent Order of Assessment of Civil Money Penalty. Under the consent order for monetary penalty, the Bank’s board of directors agreed to the assessment of a civil money penalty in the amount of $100,000 against the Bank in connection with the same matters addressed in the Consent Order previously issued by the OTS. For additional information, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consent Order.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) — (b) Not applicable.

(c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs (2)
April 1 - April 30, 2005	221,328		$27.78	214,500	998,860
May 1 - May 31, 2005	—		—	—	998,860
June 1 - June 30, 2005	—		—	—	998,860

Total	221,328	(1)	$27.78	214,500	998,860

(1)
Consists of 214,500 shares purchased pursuant to a publicly announced repurchase program, as described in Note 2, and 6,828 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

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
ANCHOR BANCORP WISCONSIN INC.

Date: August 8, 2005	By:	/s/ Douglas J. Timmerman
Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Michael W. Helser
Michael W. Helser, Treasurer and
Chief Financial Officer