Form 10-Q
period 2005-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2005-11-07
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of October 31, 2005: 21,917,502

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

Consolidated Balance Sheets

	(Unaudited)
	September 30,	March 31,
	2005	2005
	(In Thousands, Except Share Data)
Assets
Cash	$79,082	$61,041
Interest-bearing deposits	122,469	105,395

Cash and cash equivalents	201,551	166,436
Investment securities available for sale	45,904	52,055
Mortgage-related securities available for sale	270,536	202,250
Mortgage-related securities held to maturity (fair value of $1,267 and $1,537, respectively)	1,242	1,502
Loans, less allowance for loan losses of $22,582 at September 30, 2005 and $26,444 at March 31, 2005:
Held for sale	6,957	4,361
Held for investment	3,466,265	3,414,608
Foreclosed properties and repossessed assets, net	2,173	1,458
Real estate held for development and sale	50,447	48,949
Office properties and equipment	29,672	30,495
Federal Home Loan Bank stock—at cost	44,923	44,923
Accrued interest on investments and loans and other assets	64,844	63,463
Goodwill	19,956	19,956

Total assets	$4,204,470	$4,050,456

Liabilities and Stockholders’ Equity
Deposits and advance payments by borrowers for taxes and insurance	$3,032,976	$2,873,533
Federal Home Loan Bank and other borrowings	794,044	793,609
Other liabilities	54,950	62,834

Total liabilities	3,881,970	3,729,976

Minority interest in real estate partnerships	7,151	9,802

Commitments and contingent liabilities (Note 8)

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 22,080,494 and 22,319,513 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	70,471	68,627
Retained earnings	325,736	315,077
Accumulated other comprehensive income (loss)	(402)	(708)
Treasury stock (3,282,845 shares and 3,043,826 shares, respectively), at cost	(75,390)	(68,441)
Unearned deferred compensation	(7,602)	(6,413)

Total stockholders’ equity	315,349	310,678

Total liabilities and stockholders’ equity	$4,204,470	$4,050,456

See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$53,525	$45,153	$104,750	$88,242
Mortgage-related securities	3,133	2,075	5,676	4,263
Investment securities	886	1,146	1,903	2,679
Interest-bearing deposits	1,118	415	1,899	642

Total interest income	58,662	48,789	114,228	95,826
Interest expense:
Deposits	18,116	12,028	34,588	23,845
Notes payable and other borrowings	7,118	7,146	14,067	14,160

Total interest expense	25,234	19,174	48,655	38,005

Net interest income	33,428	29,615	65,573	57,821
Provision for loan losses	1,485	300	1,750	750

Net interest income after provision for loan losses	31,943	29,315	63,823	57,071
Non-interest income:
Real estate investment partnership revenue	11,559	15,143	23,072	38,879
Loan servicing income	1,090	1,080	2,401	2,014
Credit enhancement derivative income (includes interest income of $68 and $57, respectively, for three-month period and $130 and $113, respectively, for the six-month period)	406	380	802	758
Service charges on deposits	2,357	2,205	4,729	4,400
Insurance commissions	621	611	1,308	1,245
Net gain (loss) on sale of loans	1,193	1,043	1,316	(121)
Net gain on sale of investments and mortgage-related securities	267	529	274	1,397
Other revenue from real estate operations	698	881	1,913	2,019
Other	1,651	783	2,806	1,697

Total non-interest income	19,842	22,655	38,621	52,288

Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	11,298	10,869	22,170	20,737
Real estate investment partnership cost of sales	10,780	11,067	19,191	30,778
Occupancy	1,748	1,601	3,324	3,305
Furniture and equipment	1,619	1,603	3,186	2,986
Data processing	1,369	1,168	2,650	2,444
Marketing	1,091	1,009	2,186	2,016
Other expenses from real estate partnership operations	2,205	2,569	4,254	5,391
Other	3,206	3,114	6,395	5,770

Total non-interest expense	33,316	33,000	63,356	73,427

Minority interest in income of real estate partnership operations	102	1,359	1,391	2,942

Income before income taxes	18,367	17,611	37,697	32,990
Income taxes	7,589	7,006	15,359	12,166

Net income	$10,778	$10,605	$22,338	$20,824

Earnings per share:
Basic	$0.49	$0.47	$1.02	$0.92
Diluted	0.48	0.46	1.00	0.90
Dividends declared per share	0.16	0.13	0.30	0.24
See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2005	2004
		(As Restated)
	(In Thousands)
Operating Activities
Net income	$22,338	$20,824
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,750	750
Provision for depreciation and amortization	2,232	2,203
Cash paid due to origination of loans held for sale	(460,761)	(394,751)
Cash received due to sale of loans held for sale	458,165	402,272
Net (gain) loss on sales of loans	(1,316)	121
Gain on sale of investments	(274)	(1,397)
Tax benefit from stock related compensation	1,844	611
Increase in accrued interest receivable	(1,279)	(668)
(Increase) decrease in prepaid exp and other assets	(103)	5,109
Increase (decrease) in accrued interest payable	1,216	(125)
(Decrease) increase in accounts payable	(7,785)	135
Other	(4,208)	5,451

Net cash provided by operating activities	11,819	40,535

Investing Activities
Proceeds from sales of investment securities available for sale	—	2,352
Proceeds from maturities of investment securities	63,080	89,460
Purchase of investment securities available for sale	(56,893)	(120,556)
Proceeds from sale of mortgage-related securities available for sale	7,964	12,869
Purchase of mortgage-related securities available for sale	(15,000)	(35,474)
Principal collected on mortgage-related securities	34,025	36,038
Decrease in FHLB stock	—	22,397
Net decrease in loans held for investment	(145,786)	(165,014)
Purchases of office properties and equipment	(1,162)	(1,613)
Sales of office properties and equipment	—	210
Sales of real estate	133	4,077
Investment in real estate held for development and sale	(1,811)	8,416

Net cash used in investing activities	(115,450)	(146,838)

Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2005	2004
		(As Restated)
	(In Thousands)
Financing Activities
Increase in deposit accounts	$146,176	$59,648
Increase in advance payments by borrowers for taxes and insurance	11,952	12,423
Proceeds from notes payable to Federal Home Loan Bank	105,750	99,900
Repayment of notes payable to Federal Home Loan Bank	(115,250)	(77,200)
Increase (decrease) in other loans payable	9,935	(8,120)
Treasury stock purchased	(13,653)	(1,219)
Exercise of stock options	(18)	539
Cash received from employee stock purchase plan	307	406
Payments of cash dividends to stockholders	(6,453)	(5,409)

Net cash provided by financing activities	138,746	80,968

Net increase (decrease) in cash and cash equivalents	35,115	(25,335)
Cash and cash equivalents at beginning of period	166,436	198,993

Cash and cash equivalents at end of period	$201,551	$173,658

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$47,439	$37,880
Income taxes	18,146	9,257

Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	94,129	—
Securitization of mortgage loans held for sale to mortgage-backed securities	94,165	—
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
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements for the three and six months ended September 30, 2004 have been restated. All information in the notes to the consolidated financial statements affected by the restatement give effect to the restatement. See Note 3 to the unaudited consolidated financial statements, “Restatement of Prior Periods Presented.” In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month and six-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2005.
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

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” in December, 2002. SFAS No. 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effect of the Company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Corporation will continue to account for stock-based compensation in accordance with APB Opinion 25 as allowed under FASB No. 123.
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

	Six Months Ended
	September 30,
	2005	2004
		(As Restated)
	(In Thousands, Except Per Share Data)
Net Income
As reported	$22,338	$20,824
Pro forma	22,206	20,597

Earnings per share-Basic
As reported	$1.02	$0.92
Pro forma	1.02	0.91

Earnings per share-Diluted
As reported	$1.00	$0.90
Pro forma	1.00	0.89
The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the six months ended September 30, 2005 and September 30, 2004 were estimated on the date of grant using the Black-Scholes option-pricing model.
In December 2004, the FASB issued Statement No. 123, “Share-Based Payment” (‘SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB 25. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date of SFAS No. 123(R) is the beginning of the first fiscal year beginning after June 15, 2005, although early adoption is allowed. SFAS No. 123(R) permits companies to adopt the recognition requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective”

method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.
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

Note 3 – Restatement of Prior Periods Presented
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
Below is a summary of the effects of these changes on the Corporation’s consolidated statements of income for the three and six months ended September 30, 2004.

	Consolidated Statements of Income
	As Previously
	Reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Three months ended September 30, 2004

Loan servicing income	$1,039	$41	$1,080
Credit enhancement derivative income	—	380	380
Net gain (loss) on sale of loans	1,592	(549)	1,043
Total non-interest income	22,783	(128)	22,655
Income before taxes	17,739	(128)	17,611
Income taxes	7,057	(51)	7,006
Net income	10,682	(77)	10,605
Earnings per share:
Basic	0.47	—	0.47
Diluted	0.46	—	0.46

	Consolidated Statements of Income
	As Previously
	Reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Six months ended September 30, 2004

Loan servicing income	$1,518	$496	$2,014
Credit enhancement derivative income	—	758	758
Net gain (loss) on sale of loans	1,891	(2,012)	(121)
Total non-interest income	53,046	(758)	52,288
Income before taxes	33,748	(758)	32,990
Income taxes	12,469	(303)	12,166
Net income	21,279	(455)	20,824
Earnings per share:
Basic	0.94	(0.02)	0.92
Diluted	0.92	(0.02)	0.90
Note 4 – Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at September 30, 2005 and at March 31, 2005. Information regarding the Company’s other intangible assets follows:

	September 30,	March 31,
	2005	2005
	(In Thousands)
Mortgage servicing rights at beginning of period	$6,950	$6,773
Additions	1,403	2,949
Amortization	(1,245)	(2,772)

Mortgage servicing rights before valuation allowance at end of period	7,108	6,950
Valuation allowance	(600)	(515)

Net mortgage servicing rights at end of period	$6,508	$6,435

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of September 30, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

	Mortgage	Core
	Servicing	Deposit
	Rights	Premium	Total
	(In Thousands)
Quarter ended September 30, 2005 (actual)	$765	$114	$879

Estimate for the year ended March 31,
2006	2,490	—	2,490
2007	2,490	—	2,490
2008	2,128	—	2,128
2009	—	—	—

	$7,108	$—	$7,108

Note 5 – Stockholders’ Equity
During the quarter ended September 30, 2005, options for 181,450 shares of common stock were exercised at a weighted-average price of $7.45 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $3.9 million was charged to retained earnings. During the quarter ended September 30, 2005, the Corporation issued 44,358 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $30.62 per share or $1.4 million in the aggregate. The $41,000 excess of the market price over the cost of the treasury shares was charged to retained earnings. During the quarter ended September 30, 2005, the Corporation purchased $7.7 million of treasury stock. On August 15, 2005, the Corporation paid a cash dividend of $.16 per share, amounting to $3.5 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarter ended September 30, 2005 and 2004, total comprehensive income amounted to $9.7 million and $11.7 million, respectively. For the six months ended September 30, 2005 and 2004, comprehensive income was $22.6 million and $19.4 million, respectively.

Note 6 – Earnings Per Share
Basic earnings per share for the three and six months ended September 30, 2005 and 2004 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2005	2004
		(As Restated)

Numerator:
Net income	$10,777,921	$10,604,899

Numerator for basic and diluted earnings per share—income available to common stockholders	$10,777,921	$10,604,899

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,841,708	22,671,470
Effect of dilutive securities:
Employee stock options	393,456	447,303
Management Recognition Plans	—	5,071

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	22,235,164	23,123,844

Basic earnings per share	$0.49	$0.47

Diluted earnings per share	$0.48	$0.46

	Six Months Ended September 30,
	2005	2004
		(As Restated)

Numerator:
Net income	$22,338,079	$20,823,857

Numerator for basic and diluted earnings per share—income available to common stockholders	$22,338,079	$20,823,857

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,815,021	22,634,407
Effect of dilutive securities:
Employee stock options	410,665	461,082
Management Recognition Plans	2,539	5,072

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	22,228,225	23,100,561

Basic earnings per share	$1.02	$0.92

Diluted earnings per share	$1.00	$0.90

Note 7 – Segment Information
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
The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the three and six months ended September 30, 2005 and 2004, respectively.

	Three Months Ended September 30, 2005
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$93	$58,962	$(393)	$58,662
Interest expense	391	25,236	(393)	25,234

Net interest income (loss)	(298)	33,726	—	33,428
Provision for loan losses	—	1,485	—	1,485

Net interest income (loss) after provision for loan losses	(298)	32,241	—	31,943
Real estate investment partnership revenue	11,559	—	—	11,559
Other revenue from real estate operations	698	—	—	698
Other income	—	7,615	(30)	7,585
Real estate investment partnership cost of sales	(10,780)	—	—	(10,780)
Other expense from real estate partnership operations	(2,235)	—	30	(2,205)
Minority interest in income of real estate partnerships	(102)	—	—	(102)
Other expense	—	(20,331)	—	(20,331)

Income (loss) before income taxes	(1,158)	19,525	—	18,367
Income tax expense (benefit)	(259)	7,848	—	7,589

Net income (loss)	$(899)	$11,677	$—	$10,778

Total Assets	$73,678	$4,130,792	$—	$4,204,470

	Three Months Ended September 30, 2004 (As Restated)
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$57	$49,181	$(449)	$48,789
Interest expense	501	19,122	(449)	19,174

Net interest income(loss)	(444)	30,059	—	29,615
Provision for loan losses	—	300	—	300

Net interest income (loss) after provision for loan losses	(444)	29,759	—	29,315
Real estate investment partnership revenue	15,143	—	—	15,143
Other revenue from real estate operations	881	—	—	881
Other income	—	6,691	(60)	6,631
Real estate investment partnership cost of sales	(11,067)	—	—	(11,067)
Other expense from real estate partnership operations	(2,569)	—	—	(2,569)
Minority interest in income of real estate partnerships	(1,359)	—	—	(1,359)
Other expense	—	(19,424)	60	(19,364)

Income before income taxes	585	17,026	—	17,611
Income tax expense	205	6,801	—	7,006

Net income	$380	$10,225	$—	$10,605

Total Assets	$74,447	$3,835,514	$—	$3,909,961

	Six Months Ended September 30,2005
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$163	$114,829	$(764)	$114,228
Interest expense	761	48,658	(764)	48,655

Net interest income (loss)	(598)	66,171	—	65,573
Provision for loan losses	—	1,750	—	1,750

Net interest income (loss) after provision for loan losses	(598)	64,421	—	63,823
Real estate investment partnership revenue	23,072	—	—	23,072
Other revenue from real estate operations	1,913	—	—	1,913
Other income	—	13,696	(60)	13,636
Real estate investment partnership cost of sales	(19,191)	—	—	(19,191)
Other expense from real estate partnership operations	(4,314)	—	60	(4,254)
Minority interest in income of real estate partnerships	(1,391)	—	—	(1,391)
Other expense	—	(39,911)	—	(39,911)

Income (loss) before income taxes	(509)	38,206	—	37,697
Income tax expense	32	15,327	—	15,359

Net income (loss)	$(541)	$22,879	$—	$22,338

Total Assets	$73,678	$4,130,792	$—	$4,204,470

	Six Months Ended September 30, 2004 (As Restated)
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$187	$96,142	$(504)	$95,825
Interest expense	639	37,869	(504)	38,004

Net interest income(loss)	(452)	58,273	—	57,821
Provision for loan losses	—	750	—	750

Net interest income (loss) after provision for loan losses	(452)	57,523	—	57,071
Real estate investment partnership revenue	38,879	—	—	38,879
Other revenue from real estate operations	2,019	—	—	2,019
Other income	—	11,449	(60)	11,389
Real estate investment partnership cost of sales	(30,778)	—	—	(30,778)
Other expense from real estate partnership operations	(5,451)	—	60	(5,391)
Minority interest in income of real estate partnerships	(2,942)	—	—	(2,942)
Other expense	—	(37,258)	—	(37,258)

Income before income taxes	1,275	31,714	—	32,989
Income tax expense	534	11,631	—	12,165

Net income	$741	$20,083	$—	$20,824

Total Assets	$74,447	$3,835,514	$—	$3,909,961

Note 8 – Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30,	March 31,
	2005	2005
Commitments to extend credit:	$96,052	$132,607
Unused lines of credit:
Home equity	94,903	93,270
Credit cards	39,747	36,621
Commercial	128,323	129,861
Letters of credit	82,070	51,485
Loans sold with recourse	—	257
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	16,538	14,258
Real estate investment segment borrowings	17,719	12,653
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
Note 9 – Regulatory Action
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
On October 31, 2005, the OTS terminated the Order previously issued to the Bank as a result of the remedial actions taken with respect to BSA compliance by the Bank.
Note 10 – Subsequent Events
On October 21, 2005, the Corporation declared a $0.16 per share cash dividend on its common stock, amounting to $3.5 million in the aggregate, to be paid on November 15, 2005 to stockholders of record on November 1, 2005.

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
Executive Overview
Highlights for the second quarter ended September 30, 2005 include:
•	Diluted earnings per share increased to $0.48 for the quarter ended September 30, 2005 compared to $0.46 per share for the quarter ended September 30, 2004;

•	The net interest margin increased to 3.40% for the quarter ended September 30, 2005 compared to 3.25% for the quarter ended September 30, 2004; and

•	Loans receivable have increased $234.3 million or 7.24% since September 30, 2004 and have increased $54.3 million or 1.59% since March 31, 2005.

•	Deposits grew $351.2 million or 13.1% since September 30, 2004 and $159.4 million or 5.55% since March 31, 2005.

•	Book value per share was $14.28 at September 30, 2005 compared to $13.55 at September 30, 2004.
Selected quarterly data are set forth in the following tables.

	Three Months Ended
				12/31/2004
(Dollars in thousands - except per share amounts)	9/30/2005	6/30/2005	3/31/2005	(As Restated)

Operations Data:
Net interest income	$33,428	$32,145	$31,231	$31,651
Provision for loan losses	1,485	265	165	664
Net gain on sale of loans	1,193	123	763	1,001
Real estate investment partnership revenue	11,559	11,513	51,112	16,104
Other non-interest income	7,090	7,143	7,838	5,758
Real estate investment partnership cost of sales	10,780	8,411	30,966	13,131
Other non-interest expense	22,536	21,630	24,682	20,368
Minority interest in income of real estate partnership operations	102	1,288	8,582	2,023
Income before income taxes	18,367	19,330	26,549	18,328
Income taxes	7,589	7,770	9,748	7,618
Net income	10,778	11,560	16,801	10,710

Selected Financial Ratios (1):
Yield on earning assets	5.97%	5.73%	5.56%	5.51%
Cost of funds	2.68	2.53	2.37	2.22
Interest rate spread	3.29	3.20	3.19	3.29
Net interest margin	3.40	3.32	3.29	3.40
Return on average assets	1.04	1.14	1.68	1.09
Return on average equity	13.62	14.70	21.44	13.64
Average equity to average assets	7.66	7.75	7.82	8.01
Non-interest expense to average assets	3.22	2.96	5.56	3.42

Per Share:
Basic earnings per share	$0.49	$0.53	$0.75	$0.47
Diluted earnings per share	0.48	0.52	0.74	0.46
Dividends per share	0.16	0.14	0.13	0.13
Book value per share	14.28	14.22	13.92	13.77

Financial Condition:
Total assets	$4,204,470	$4,136,822	$4,050,456	$3,929,881
Loans receivable, net
Held for sale	6,957	6,313	4,361	11,816
Held for investment	3,466,265	3,383,250	3,414,608	3,292,339
Deposits	3,032,976	2,960,468	2,873,533	2,705,495
Borrowings	794,044	798,927	793,609	826,928
Stockholders’ equity	315,349	315,416	310,678	316,243
Allowance for loan losses	22,582	26,532	26,444	27,526
Non-performing assets	16,201	17,030	15,908	21,029

(1) Annualized when appropriate.

	Three Months Ended
	9/30/2004	6/30/2004	3/31/2004	12/31/2003
(Dollars in thousands - except per share amounts)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Operations Data:
Net interest income	$29,615	$28,206	$26,823	$27,490
Provision for loan losses	300	450	600	450
Net gain (loss) on sale of loans	1,043	(1,164)	1,569	1,052
Real estate investment partnership revenue	15,143	23,736	35,852	11,856
Other non-interest income	6,469	7,061	10,922	4,281
Real estate investment partnership cost of sales	11,067	19,711	26,411	7,787
Other non-interest expense	21,933	20,717	26,102	18,954
Minority interest in income of real estate partnership operations	1,359	1,582	2,585	1,478
Income before income taxes	17,611	15,379	19,468	16,010
Income taxes	7,006	5,160	7,446	6,112
Net income	10,605	10,219	12,022	9,898

Selected Financial Ratios (1):
Yield on earning assets	5.35%	5.22%	5.21%	5.49%
Cost of funds	2.22	2.17	2.26	2.39
Interest rate spread	3.13	3.05	2.95	3.10
Net interest margin	3.25	3.13	3.03	3.19
Return on average assets	1.11	1.07	1.28	1.08
Return on average equity	13.78	13.60	16.10	13.45
Average equity to average assets	8.09	7.86	7.96	8.07
Non-interest expense to average assets	3.47	4.23	5.60	2.93

Per Share:
Basic earnings per share	$0.47	$0.45	$0.53	$0.44
Diluted earnings per share	0.46	0.44	0.52	0.43
Dividends per share	0.13	0.11	0.11	0.11
Book value per share	13.55	13.20	12.97	13.08

Financial Condition:
Total assets	$3,909,961	$3,835,434	$3,806,545	$3,661,819
Loans receivable, net
Held for sale	7,057	11,032	14,578	14,448
Held for investment	3,231,826	3,162,136	3,066,812	3,019,819
Deposits	2,681,757	2,663,376	2,609,686	2,553,267
Borrowings	846,139	807,614	831,559	750,729
Stockholders’ equity	312,063	303,496	297,707	299,589
Allowance for loan losses	28,213	28,535	28,607	28,899
Non-performing assets	21,187	19,009	17,343	14,617

(1)	Annualized when appropriate.

Significant Accounting Policies
There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

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
Set forth below is management’s discussion and analysis of the Corporation’s financial condition and results of operations for the three and six months ended September 30, 2005, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

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
See Note 3 to the Consolidated Financial Statements for a summary of the effects of these changes on the Corporation’s consolidated statements of income for the three and six months ending September 30, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.
RESULTS OF OPERATIONS
General. Net income for the three and six months ended September 30, 2005 increased $173,000 to $10.8 million from $10.6 million and increased $1.5 million to $22.3 million from $20.8 million, respectively, as compared to the same respective periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to an increase in net interest income after provision for loan losses of $2.6 million and a decrease in minority interest income of real estate partnership operations of $1.3 million, which were partially offset by a decrease in non-interest income of $2.8 million and an increase in income tax expense of $583,000. The increase in net income for the six-months ended September 30, 2005 compared to the same period last year was largely due to a decrease in non-interest expense of $10.1 million, an increase in net interest income after provision for loan losses of $6.8 million and a decrease in minority interest income of real estate partnership operations of $1.6 million, which were partially offset by a decrease in non-interest income of $13.7 million and an increase in income tax expense of $3.2 million.

Net Interest Income. Net interest income increased $3.8 million and $7.8 million for the three and six months ended September 30, 2005, respectively, as compared to the same respective periods in the prior year. Interest income increased $9.9 million and $18.4 million, respectively, for the three and six months ended September 30, 2005 as compared to the same period in the prior year. Interest expense increased $6.1 million and $10.7 million for the three and six months ended September 30, 2005 as compared to the same respective periods in the prior year. The net interest margin increased to 3.40% for the three-month period ended September 30, 2005 from 3.25% in the same period in the prior year, and increased to 3.36% for the six-month period ended September 30, 2005 from 3.19% in the same period in the prior year. The change in the net interest margin reflects the increase in yields on interest earning assets. The interest rate spread increased to 3.29% from 3.13% for the three-month period and increased to 3.24% from 3.09% for the six-month period ended September 30, 2005 as compared to the same respective periods in the prior year.
Interest income on loans increased $8.4 million and $16.5 million, respectively, for the three and six months ended September 30, 2005, as compared to the same respective periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $237.8 million and $268.4 million in the three and six months ended September 30, 2005, respectively, as compared to the same respective periods in the prior year. There was also an increase of 59 basis points in the average yield on loans to 6.25% from 5.66% for the three-month period and an increase of 53 basis points to 6.11% from 5.58% for the respective six-month period. Interest income on mortgage-related securities increased $1.1 million and $1.4 million for the three- and six-month periods ended September 30, 2005, as compared to the same respective periods in the prior year, primarily due to an increase of $78.4 million and $48.5 million, respectively, in the three-month and six-month average balances of mortgage-related securities. This increase was also due to an increase of 38 basis points in the average yield on mortgage-related securities to 4.40% from 4.02% for the three-month period and an increase of 34 basis points to 4.34% from 4.00% for the six-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $260,000 and $776,000, respectively, for the three- and six-month periods ended September 30, 2005, as compared to the same respective periods in the prior year. This was primarily a result of a decrease of $36.6 million and $46.1 million, respectively, in the average balance of investment securities for the three- and six-month periods ended September 30, 2005, as compared to the same respective periods in 2004, and was partially offset by an increase of 50 basis points and 35 basis points in the average yield on investment securities for the three- and six-month periods, respectively. The majority of the decrease was related to the return of excess holdings of Federal Home Loan Bank stock. Interest income on interest-bearing deposits increased $703,000 and $1.3 million, respectively, for the three and six months ended September 30, 2005, as compared to the same respective periods in 2004, primarily due to increases in average balances and average yields.
Interest expense on deposits increased $6.1 million and $10.7 million for the three and six months ended September 30, 2005, respectively, as compared to the same respective periods in 2004. These increases were primarily attributable to an increase in the average balance of deposits, which increased $295.0 million and $277.0 million, respectively, and an increase of 64 basis points in the weighted average cost of deposits to 2.44% from 1.80% for the respective three-month period and an increase of 56 basis points in the weighted average cost of deposits to 2.35% from 1.79% for the respective six-month period. Interest expense on notes payable and other borrowings decreased $28,000 and $93,000 during the three and six months ended September 30, 2005, as compared to the same respective periods in the prior year. For the three month period ended September 30, 2005, the average balance of notes payable increased $19.2 million as compared to the same respective period in 2004. This increase did not affect interest expense due to the timing of the increase in debt. The decrease in interest expense for the six-month period ended September 30, 2005 was due primarily to a decrease of $5.5 million in the average balance of notes payable and other borrowings as compared to the same respective period in 2004. The weighted average cost of notes payable and other borrowings decreased 10 basis points to 3.59% from 3.69% for the three-month period and remained steady at 3.56% for the six-month period.
Provision for Loan Losses. Provision for loan losses increased $1.2 million and $1.0 million for the three- and six-month periods ended September 30, 2005, as compared to the same respective periods for the prior year. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
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

	Three Months Ended September 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
				(As Restated)
	(Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans	$2,621,049	$40,060	6.11%	$2,462,223	$34,437	5.59%
Consumer loans	613,061	9,974	6.51	558,793	8,336	5.97
Commercial business loans	192,983	3,491	7.24	168,266	2,380	5.66

Total loans receivable (2) (3)	3,427,093	53,525	6.25	3,189,282	45,153	5.66
Mortgage-related securities (4)	285,066	3,133	4.40	206,656	2,075	4.02
Investment securities (4)	35,106	326	3.71	52,117	277	2.13
Interest-bearing deposits	136,967	1,118	3.27	135,425	415	1.23
Federal Home Loan Bank stock	44,923	560	4.99	64,474	869	5.39

Total interest-earning assets	3,929,155	58,662	5.97	3,647,954	48,789	5.35
Non-interest-earning assets	203,215			156,881

Total assets	$4,132,370			$3,804,835

INTEREST-BEARING LIABILITIES
Demand deposits	$782,949	2,552	1.30	$736,356	949	0.52
Regular passbook savings	242,112	270	0.45	258,353	285	0.44
Certificates of deposit	1,946,466	15,294	3.14	1,681,790	10,794	2.57

Total deposits	2,971,527	18,116	2.44	2,676,499	12,028	1.80
Notes payable and other borrowings	793,871	7,118	3.59	774,676	7,146	3.69

Total interest-bearing liabilities	3,765,398	25,234	2.68	3,451,175	19,174	2.22
Non-interest-bearing liabilities	50,411			45,880

Total liabilities	3,815,809			3,497,055
Stockholders’ equity	316,561			307,780

Total liabilities and stockholders’ equity	$4,132,370			$3,804,835

Net interest income/interest rate spread (5)		$33,428	3.29%		$29,615	3.13%

Net interest-earning assets	$163,757			$196,779

Net interest margin (6)			3.40%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.06

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2005			2004
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
				(As Restated)
	(Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans	$2,633,591	$78,713	5.98%	$2,443,776	$67,313	5.51%
Consumer loans	604,086	19,356	6.41	552,821	16,328	5.91
Commercial business loans	191,945	6,681	6.96	164,661	4,601	5.59

Total loans receivable (2) (3)	3,429,622	104,750	6.11	3,161,258	88,242	5.58
Mortgage-related securities (4)	261,430	5,676	4.34	212,940	4,263	4.00
Investment securities (4)	41,959	734	3.50	56,832	547	1.92
Interest-bearing deposits	125,254	1,899	3.03	118,873	642	1.08
Federal Home Loan Bank stock	44,923	1,169	5.20	76,119	2,132	5.60

Total interest-earning assets	3,903,188	114,228	5.85	3,626,022	95,826	5.29
Non-interest-earning assets	193,307			187,745

Total assets	$4,096,495			$3,813,767

INTEREST-BEARING LIABILITIES
Demand deposits	$771,215	4,756	1.23	$736,597	1,703	0.46
Regular passbook savings	240,879	526	0.44	253,329	547	0.43
Certificates of deposit	1,931,755	29,306	3.03	1,676,896	21,595	2.58

Total deposits	2,943,849	34,588	2.35	2,666,822	23,845	1.79
Notes payable and other borrowings	789,697	14,067	3.56	795,192	14,160	3.56

Total interest-bearing liabilities	3,733,546	48,655	2.61	3,462,014	38,005	2.20
Non-interest-bearing liabilities	47,419			47,331

Total liabilities	3,780,965			3,509,345
Stockholders’ equity	315,530			304,422

Total liabilities and stockholders’ equity	$4,096,495			$3,813,767

Net interest income/interest rate spread (5)		$65,573	3.24%		$57,821	3.09%

Net interest-earning assets	$169,642			$164,008

Net interest margin (6)			3.36%			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.05			1.05

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $2.8 million to $19.8 million and $13.7 million to $38.6 million for the three and six months ended September 30, 2005, respectively, as compared to $22.7 million and $52.3 million for the same respective periods in 2004. The decrease was primarily due to the decrease of real estate investment partnership revenue of $3.6 million due to a decrease in sales at the partnership level for the three-month period ended September 30, 2005. In addition, net gain on sale of investments and mortgage-related securities decreased $262,000 and other revenue from real estate operations decreased $183,000. These decreases were partially offset by an increase in other non-interest income of $868,000, an increase in service charges on deposits of $152,000 and an increase in net gain on sale of loans of $150,000 for the three-month period ended September 30, 2005, as compared to the same period in the prior year. The decrease in non-interest income for the six-month period ended September 30, 2005 was primarily due to the decrease of real estate investment partnership revenue of $15.8 million due to a decrease in sales at the partnership level. The decrease in sales at the partnership level is due to the fact that the inventory of lots has been substantially reduced. In addition, net gain on sale of investments and mortgage-related securities decreased $1.1 million and other revenue from real estate operations decreased $106,000. These decreases were partially offset by an increase in the net gain on sale of loans of $1.4 million and an increase in other non-interest income of $1.1 million. In addition, loan servicing income increased $387,000 and service charges on deposits increased $329,000 for the six-month period ended September 30, 2005, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense increased $316,000 to $33.3 million and decreased $10.1 million to $63.4 million for the three and six months ended September 30, 2005, respectively, as compared to $33.0 million and $73.4 million for the same respective periods in 2004. The increase for the three-month period was primarily due to the increase of compensation expense of $429,000, the increase in data processing expense of $201,000 and the increase in occupancy expense of $147,000 for the three months ended September 30, 2005 as compared to the same respective period in the prior year. In addition, other non-interest expense increased $92,000 and marketing expense increased $82,000. These increases were partially offset by a decrease in other expenses from real estate operations of $364,000 as well as a decrease in real estate investment partnership cost of sales of $287,000 for the three months ended September 30, 2005 as compared to the same period in the prior year. The decrease for the six-month period was primarily due to the decrease of real estate investment partnership cost of sales of $11.6 million due to a decrease in sales at the partnership level for the six-month period ended September 30, 2005 as compared to the same period in the prior year, as well as the decrease in other expenses from real estate operations of $1.1 million. These decreases were partially offset by an increase in compensation expense of $1.4 million. In addition, other non-interest expense increased $625,000 primarily due to increased audit and accounting expense and postage expense, data processing expense increased $206,000, furniture and fixture expense increased $200,000 and marketing expense increased $170,000 for the six months ended September 30, 2005 as compared to the same period in the prior year.
Income Taxes. Income tax expense increased $583,000 and $3.2 million, respectively, during the three and six months ended September 30, 2005, as compared to the same respective periods in 2004. The increase for the six-month period was the result of an increase in income before income tax of $4.7 million to $37.7 million for the six months ended September 30, 2005, as compared to $33.0 million for the same period in the prior year. The effective tax rate was 41.3% and 40.7% for the three- and six-month periods ended September 30, 2005, respectively, as compared to 39.8% and 36.9% for the same respective periods last year. The increase in the effective tax rate was due to the settlement with the Wisconsin Department of Revenue in the prior year.

FINANCIAL CONDITION
During the six months ended September 30, 2005, the Corporation’s assets increased by $154.0 million from $4.05 billion at March 31, 2005 to $4.20 billion. The majority of this increase was attributable to an increase in mortgage-related securities and loans receivable, which was partially offset by decreases in other categories such as investments and office properties and equipment.
Total loans (including loans held for sale) increased $54.3 million during the six months ended September 30, 2005. Activity for the period consisted of (i) originations and purchases of $1.35 billion, (ii) sales of $458.2 million, (iii) transfer of loans for securitization of mortgage-backed securities of $94.1 million and (iv) principal repayments and other adjustments of $740.3 million.
Mortgage-related securities (both available for sale and held to maturity) increased $68.0 million during the six months ended September 30, 2005 as a result of purchases of $15.0 million and the securitization of mortgage loans held for sale to mortgage-backed securities of $94.2 million of mortgage-related securities. These increases were partially offset by principal repayments and market value adjustments of $33.4 million and sales of $7.8 million in this six-month period. Mortgage-related securities consisted of $181.6 million of mortgage-backed securities and $90.2 million of collateralized mortgage obligations (“CMO’s”) and real estate mortgage investment conduits (“REMIC’s”) at September 30, 2005.
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
Investment securities decreased $6.2 million during the six months ended September 30, 2005 as a result of sales and maturities of $63.1 million of U.S. Government and agency securities, which were partially offset by purchases of $56.9 million of such securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the six months ended September 30, 2005.
Real estate held for development and sale increased $1.5 million to $50.4 million as of September 30, 2005 from $48.9 million as of March 31, 2005. This net increase was the result of additional development of a commercial project in Texas offset by continued home and land lot sales..
Total liabilities increased $152.0 million during the six months ended September 30, 2005. This increase was largely due to a $159.4 million increase in deposits and was partially offset by a $7.9 million decrease in other liabilities during the six-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $366.6 million at September 30, 2005 and $357.3 million at March 31, 2005, and generally mature within one to five years.
Stockholders’ equity increased $4.7 million during the six months ended September 30, 2005 as a net result of (i) comprehensive income of $22.6 million, (ii) stock options exercised of $5.2 million (with the excess of the cost of treasury shares over the option price ($5.2 million) charged to retained earnings), (iii) the issuance of shares for management and benefit plans of $307,000, and (iv) benefit plan shares earned and related tax adjustments totaling $1.8 million. These increases were partially offset by (i) cash dividends of $6.5 million and (ii) purchases of treasury stock of $13.7 million.

ASSET QUALITY
Non-performing assets increased $293,000 to $16.2 million at September 30, 2005 from $15.9 million at March 31, 2005 and remained steady as a percentage of total assets of .39% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At September 30,	At March 31,
	2005	2005	2004	2003
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$1,639	$2,406	$3,247	$4,510
Multi-family residential	4,268	—	—	444
Commercial real estate	5,488	4,894	8,764	1,776
Construction and land	—	—	—	—
Consumer	737	453	642	661
Commercial business	1,896	6,697	2,268	2,678

Total non-accrual loans	14,028	14,450	14,921	10,069
Real estate held for development and sale	—	—	—	49
Foreclosed properties and repossessed assets, net	2,173	1,458	2,422	1,535

Total non-performing assets	$16,201	$15,908	$17,343	$11,653

Performing troubled debt restructurings	$108	$—	$2,649	$2,590

Total non-accrual loans to total loans	0.38%	0.40%	0.45%	0.34%
Total non-performing assets to total assets	0.39	0.39	0.46	0.33
Allowance for loan losses to total loans	0.61	0.73	0.87	1.00
Allowance for loan losses to total non-accrual loans	160.98	183.00	191.72	294.74
Allowance for loan and foreclosure losses to total non-performing assets	141.04	167.39	165.78	257.87
Non-accrual loans decreased $422,000 during the six months ended September 30, 2005. The decrease was not attributable to any one specific loan. At September 30, 2005, there were two non-accrual loans with loan balances greater than $1.0 million. One was a $4.3 million multi-family residential loan secured by three multi-family properties located in Wisconsin. The second was a $1.5 million commercial real estate loan secured by commercial development property located in southern Wisconsin. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
Foreclosed properties and repossessed assets increased $715,000 for the six months ended September 30, 2005. The increase was largely attributable to a $412,000 commercial real estate loan and a $455,000 commercial real estate loan that went to foreclosure in the three-month period.
Performing troubled debt restructurings increased $108,000 during the six months ended September 30, 2005.
At September 30, 2005, assets that the Corporation had classified as substandard, net of reserve, consisted of $18.2 million of loans and foreclosed properties. As of March 31, 2005, substandard assets amounted to $16.4 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $1.8 million in the substandard balance for the six months ended September 30, 2005 was attributable to the addition of a $4.3 million multi-family residential loan secured by the assets of three multi-family properties located in Wisconsin and the addition of $2.0 million of commercial business loans secured by the assets of a business located in southern Wisconsin. These increases were offset by the transfer of specific reserves against $5.2 million of substandard loans. The Corporation also added a $700,000 doubtful loan to the substandard category as of September 30, 2005.
The category of substandard assets contains three loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $4.3 million, is secured by the assets of three multi-family properties located in Wisconsin. A second loan, with a carrying value of $1.2 million, is secured by a commercial property located in southern Wisconsin. A third loan, with a carrying value of $1.2 million is secured by commercial development property located in southern Wisconsin.
At September 30, 2005, the Corporation had identified assets of $5.1 million as impaired, net of reserves. As of March 31, 2005, impaired loans were $3.7 million. The majority of the increase since March 31, 2005 was attributable to one loan. The increase in impaired loans is not considered to be a trend in the overall loan portfolio at this time. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2005	2005	2004	2003
	(In Thousands)
Impaired loans with valuation reserve required	$14,445	$10,827	$17,126	$8,483

Less:
Specific valuation allowance	9,320	7,126	5,382	3,717

Total impaired loans	$5,125	$3,701	$11,744	$4,766

Average impaired loans	$8,350	$11,535	$6,389	$6,288

Interest income recognized on impaired loans	$156	$249	$710	$613

Interest income recognized on a cash basis on impaired loans	$156	$249	$710	$613

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At September 30,	At March 31,
	2005	2005	2004	2003
	(In Thousands)
30 to 59 days	$8,941	$5,853	$4,887	$10,083
60 to 89 days	7,992	714	10,941	5,612

Total	$16,933	$6,567	$15,828	$15,695

The majority of the increase in loans 60 to 89 days delinquent since March 31, 2005 was substantially due to one large credit which has also been placed in the impaired loan category with a specific loan loss allowance applied to it.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars In Thousands)
Allowance at beginning of period	$26,532	$28,535	$26,444	$28,607
Charge-offs:
Mortgage	(121)	(121)	(144)	(430)
Consumer	(86)	(186)	(288)	(460)
Commercial business	(5,338)	(393)	(5,355)	(398)

Total charge-offs	(5,545)	(700)	(5,787)	(1,288)
Recoveries:
Mortgage	80	29	81	37
Consumer	27	20	43	42
Commercial business	3	29	51	65

Total recoveries	110	78	175	144

Net charge-offs	(5,435)	(622)	(5,612)	(1,144)
Provision for loan losses	1,485	300	1,750	750

Allowance at end of period	$22,582	$28,213	$22,582	$28,213

Net charge-offs to average loans	(0.63)%	(0.08)%	(0.33)%	(0.07)%

Although management believes that the September 30, 2005 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At September 30, 2005, the Corporation had outstanding commitments to originate loans of $96.1 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $345.0 million. The Corporation had sold loans with recourse in the amount of $16.5 million through the FHLB Mortgage Partnership Finance Program at September 30, 2005. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2005 amounted to $1.41 billion and scheduled maturities of FHLB advances during the same period totaled $219.3 million. At September 30, 2005, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure to approximately $1.50 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2005 and March 31, 2005:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
As of September 30, 2005:
Tier 1 capital
(to adjusted tangible assets)	$322,161	7.83%	$123,510	3.00%	$205,849	5.00%
Risk-based capital
(to risk-based assets)	335,426	10.51	255,420	8.00	319,275	10.00
Tangible capital
(to tangible assets)	322,161	7.83	61,755	1.50	N/A	N/A

As of March 31, 2005:
Tier 1 capital
(to adjusted tangible assets)	$308,050	7.77%	$118,890	3.00%	$198,149	5.00%
Risk-based capital
(to risk-based assets)	327,368	10.71	244,553	8.00	305,691	10.00
Tangible capital
(to tangible assets)	308,050	7.77	59,445	1.50	N/A	N/A
The following table reconciles the Corporation’s stockholders’ equity to regulatory capital at September 30, 2005 and March 31, 2005:

	September 30,	March 31,
	2005	2005
	(In Thousands)
Stockholders’ equity of the Bank	$341,632	$327,341
Less: Goodwill and intangible assets	(19,956)	(20,283)
Accumulated other comprehensive income	485	992

Tier 1 and tangible capital	322,161	308,050
Plus: Allowable general valuation allowances	13,265	19,318

Risk based capital	$335,426	$327,368

GUARANTEES
Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”) requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in FASB Statement No. 5 “Accounting for Contingencies.” The recording of the outstanding liability in accordance with FIN 46 has not significantly affected the Corporation’s financial condition.
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries, for the development of homes for sale. As of September 30, 2005, IDI had guaranteed $42.2 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $24.5 million was outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 9/30/05	at 3/31/05
	(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$14,150	$4,355
Davsha III	Indian Palms 147, LLC	4,655	3,040	1,174

Davsha V	Villa Santa Rosa, LLC	11,000	3,209	8,738
Davsha VII	La Vista Grande 121, LLC	12,439	4,126	5,114

Total		$42,244	$24,525	$19,381

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $42.2 million. At September 30, 2005, the Corporation’s investment in these partnerships consisted of assets of $50.9 million and cash and other assets of $16.2 million. The liabilities of these partnerships consisted of other borrowings of $24.6 million (reported as a part of FHLB and other borrowings), other liabilities of $3.1 million (reported as a part of other liabilities) and minority interest of $7.2 million. These amounts represent the Corporation’s maximum exposure to loss at September 30, 2005 as a result of involvement with these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at September 30, 2005 has not changed materially since March 31, 2005.
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
On October 31, 2005, the OTS terminated the Order previously issued to the Bank as a result of the remedial actions taken with respect to BSA compliance by the Bank.

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

During the quarter ended September 30, 2005, the Corporation continued to take steps to address the control deficiencies arising from the error described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 (“2005 Annual Report”), including adoption of the correct method of accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) 100 Program of the Federal Home Loan Bank of Chicago (“FHLB”) and restating the Corporation’s financial statements for the affected periods. Management believes that these actions, as well as the other corrective actions described in the Corporation’s 2005 Annual Report, taken as whole, have addressed the control deficiencies arising from the error described in the 2005 Annual Report.

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

On October 31, 2005, the Office of Thrift Supervision (“OTS”) terminated the cease and desist order previously issued to AnchorBank fsb (the “Bank”) the wholly owned banking subsidiary of the Company. The cease and desist order was issued by the OTS in September 2004 in connection with alleged violations of the Bank Secrecy Act (“BSA”) and related regulations. Under the order, the Bank’s board agreed, among other things, to take a range of actions with respect to the review and conduct of its BSA compliance activities. The OTS terminated the cease and desist order as a result of the remedial actions taken by the Bank with respect to BSA compliance.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs(2)
July 1 - July 31, 2005	59,374		$30.48	—	998,860

August 1 - August 31, 2005	107,500		29.98	107,200	891,660

September 1 - September 30, 2005	153,000		29.45	153,000	738,660

Total	319,874	(1)	$29.82	260,200	738,660

(1)	Consists of 260,200 shares purchased pursuant to a publicly announced repurchase program, as described in Note 2, and 59,674 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 5, 2004, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.15 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.
Item 3	Defaults upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders was held on September 19, 2005. There were 22,294,563 shares of common stock eligible to be voted, and 21,794,572 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.

	Number of Votes
	For	Withheld
Election of Directors for three-year terms expiring in 2008:
Richard A. Bergstrom	19,091,627	2,702,945
Donald D. Parker	19,012,829	2,781,743
James D. Smessaert	19,098,063	2,696,509
The three nominees were elected as directors for a three-year term.
Item 5	Other Information.
None.
Item 6	Exhibits

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date: November 7, 2005	By:	/s/ Douglas J. Timmerman
Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: November 7, 2005	By:	/s/ Michael W. Helser
Michael W. Helser, Treasurer and
Chief Financial Officer