Form 10-Q
period 2005-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2006-02-06
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of January 31, 2006: 21,819,532

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

Consolidated Balance Sheets

	(Unaudited)
	December 31,	March 31,
	2005	2005
	(In Thousands, Except Share Data)
Assets
Cash	$76,522	$61,041
Interest-bearing deposits	67,534	105,395

Cash and cash equivalents	144,056	166,436
Investment securities available for sale	36,139	52,055
Mortgage-related securities available for sale	256,358	202,250
Mortgage-related securities held to maturity (fair value of $1,061 and $1,537, respectively)	1,047	1,502
Loans, less allowance for loan losses of $15,252 at December 31, 2005 and $26,444 at March 31, 2005:
Held for sale	5,847	4,361
Held for investment	3,545,436	3,414,608
Foreclosed properties and repossessed assets, net	2,606	1,458
Real estate held for development and sale	51,051	48,949
Office properties and equipment	29,356	30,495
Federal Home Loan Bank stock—at cost	45,348	44,923
Accrued interest on investments and loans and other assets	63,034	63,463
Goodwill	19,956	19,956

Total assets	$4,200,234	$4,050,456

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$237,180	$230,045
Interest bearing	2,750,104	2,643,488

Total deposits	2,987,284	2,873,533
Short-term borrowings	356,458	242,540
Long-term borrowings	458,183	551,069
Other liabilities	79,013	62,834

Total liabilities	3,880,938	3,729,976

Minority interest in real estate partnerships	7,207	9,802

Commitments and contingent liabilities (Note 8)

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,789,725 and 22,319,513 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	70,513	68,627
Retained earnings	332,788	315,077
Accumulated other comprehensive loss	(1,838)	(708)
Treasury stock (3,573,614 shares and 3,043,826 shares, respectively), at cost	(84,155)	(68,441)
Unearned deferred compensation	(7,755)	(6,413)

Total stockholders’ equity	312,089	310,678

Total liabilities and stockholders’ equity	$4,200,234	$4,050,456

See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
		(In Thousands, Except Per Share Data)
Interest income:
Loans	$56,443	$47,347	$161,192	$135,588
Mortgage-related securities	2,962	2,141	8,639	6,404
Investment securities	1,004	1,305	2,907	3,984
Interest-bearing deposits	988	565	2,888	1,207

Total interest income	61,397	51,358	175,626	147,183
Interest expense:
Deposits	20,257	12,814	54,845	36,658
Short-term borrowings	2,958	1,579	7,725	5,387
Long-term borrowings	4,345	5,314	13,646	15,666

Total interest expense	27,560	19,707	76,216	57,711

Net interest income	33,837	31,651	99,410	89,472
Provision for loan losses	700	664	2,450	1,414

Net interest income after provision for loan losses	33,137	30,987	96,960	88,058
Non-interest income:
Real estate investment partnership revenue	6,378	16,104	29,450	54,983
Loan servicing income	1,280	1,050	3,681	3,063
Credit enhancement derivative income (includes interest income of $68 and $61, respectively, for three-month period and $198 and $174, respectively, for the nine-month period)	414	382	1,216	1,140
Service charges on deposits	2,355	2,124	7,084	6,524
Insurance commissions	589	519	1,897	1,764
Net gain on sale of loans	144	1,001	1,460	880
Net gain on sale of investments and mortgage-related securities	120	75	394	1,472
Other revenue from real estate operations	1,470	725	3,384	2,744
Other	1,670	883	4,476	2,581

Total non-interest income	14,420	22,863	53,042	75,151

Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$11,862	$10,028	$34,032	$30,765
Real estate investment partnership cost of sales	5,527	13,131	24,718	43,909
Occupancy	1,820	1,659	5,144	4,964
Furniture and equipment	1,423	1,413	4,609	4,398
Data processing	1,425	1,074	4,074	3,519
Marketing	1,108	1,014	3,294	3,030
Other expenses from real estate partnership operations	2,467	1,302	6,721	6,693
Other	3,133	3,878	9,531	9,648

Total non-interest expense	28,765	33,499	92,123	106,926

Minority interest in income of real estate partnership operations	304	2,023	1,694	4,965

Income before income taxes	18,488	18,328	56,185	51,318
Income taxes	7,595	7,618	22,954	19,784

Net income	$10,893	$10,710	$33,231	$31,534

Earnings per share:
Basic	$0.51	$0.47	$1.53	$1.39
Diluted	0.50	0.46	1.50	1.37
Dividends declared per share	0.16	0.13	0.46	0.36
See accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
		(As Restated)
	(In Thousands)
Operating Activities
Net income	$33,231	$31,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,450	1,414
Provision for depreciation and amortization	3,131	2,958
Cash paid due to origination of loans held for sale	(567,011)	(575,443)
Cash received due to sale of loans held for sale	565,525	578,205
Net gain loss on sales of loans	(1,460)	(880)
Gain on sale of investments	(394)	(1,472)
Tax benefit from stock related compensation	1,886	683
Increase in accrued interest receivable	(3,441)	(1,603)
Decrease (increase) in prepaid exp and other assets	3,870	(119)
Increase in accrued interest payable	2,161	400
Increase in accounts payable	16,300	11,011
Other	(4,647)	6,982

Net cash provided by operating activities	51,601	53,670

Investing Activities
Proceeds from sales of investment securities available for sale	—	2,352
Proceeds from maturities of investment securities	144,080	167,460
Purchase of investment securities available for sale	(127,888)	(170,513)
Proceeds from sale of mortgage-related securities held to maturity	—	1,068
Proceeds from sale of mortgage-related securities available for sale	13,042	17,970
Purchase of mortgage-related securities available for sale	(23,718)	(58,468)
Principal collected on mortgage-related securities	49,954	49,083
(Increase) decrease in FHLB stock	(425)	42,397
Net increase in loans held for investment	(224,957)	(225,527)
Purchases of office properties and equipment	(1,746)	(2,590)
Sales of office properties and equipment	9	236
Sales of real estate	425	6,380
Investment in real estate held for development and sale	(2,682)	10,539

Net cash used in investing activities	(173,906)	(159,613)

Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2005	2004
		(As Restated)
	(In Thousands)
Financing Activities
Increase in deposit accounts	$117,680	$101,617
Decrease in advance payments by borrowers for taxes and insurance	(6,211)	(5,808)
Increase in short-term borrowings	64,200	48,912
Proceeds from long-term borrowings	110,680	136,793
Repayment of long-term borrowings	(153,848)	(190,336)
Treasury stock purchased	(23,283)	(4,897)
Exercise of stock options	297	1,373
Cash received from employee stock purchase plan	307	273
Payments of cash dividends to stockholders	(9,897)	(8,097)

Net cash provided by financing activities	99,925	79,830

Net decrease in cash and cash equivalents	(22,380)	(26,113)
Cash and cash equivalents at beginning of period	166,436	198,993

Cash and cash equivalents at end of period	$144,056	$172,880

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$74,055	$57,311
Income taxes	21,221	17,717

Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	94,129	—
Securitization of mortgage loans held for sale to mortgage-backed securities	94,165	—
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
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements for the three and nine months ended December 31, 2004 have been restated. All information in the notes to the consolidated financial statements affected by the restatement give effect to the restatement. See Note 3 to the unaudited consolidated financial statements, “Restatement of Prior Periods Presented.” In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month and nine-month periods ended December 31, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2005.
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

	Nine Months Ended
	December 31,
	2005	2004
		(As Restated)
	(In Thousands, Except Per Share Data)
Net Income
As reported	$33,231	$31,534
Pro forma	33,052	31,210

Earnings per share-Basic
As reported	$1.53	$1.39
Pro forma	1.52	1.38

Earnings per share-Diluted
As reported	$1.50	$1.37
Pro forma	1.49	1.35
The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in the nine months ended December 31, 2005 and December 31, 2004 were estimated on the date of grant using the Black-Scholes option-pricing model.
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
Below is a summary of the effects of these changes on the Corporation’s consolidated statements of income for the three and nine months ended December 31, 2004.

	Consolidated Statements of Income
	As Previously
	Reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Three months ended December 31, 2004

Loan servicing income	$958	$92	$1,050
Credit enhancement derivative income	—	382	382
Net gain (loss) on sale of loans	1,825	(824)	1,001
Total non-interest income	23,213	(350)	22,863
Income before taxes	18,678	(350)	18,328
Income taxes	7,758	(140)	7,618
Net income	10,920	(210)	10,710
Earnings per share:
Basic	0.48	(0.01)	0.47
Diluted	0.47	(0.01)	0.46

	Consolidated Statements of Income
	As Previously
	Reported	Adjustments	As Restated
	(In Thousands, Except per Share Data)
Nine months ended December 31, 2004

Loan servicing income	$2,475	$588	$3,063
Credit enhancement derivative income	—	1,140	1,140
Net gain (loss) on sale of loans	3,716	(2,836)	880
Total non-interest income	76,259	(1,108)	75,151
Income before taxes	52,426	(1,108)	51,318
Income taxes	20,227	(443)	19,784
Net income	32,199	(665)	31,534
Earnings per share:
Basic	1.42	(0.03)	1.39
Diluted	1.39	(0.02)	1.37
Note 4 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at December 31, 2005 and at March 31, 2005. Information regarding the Company’s other intangible assets follows:

	December 31,	March 31,
	2005	2005
	(In Thousands)
Mortgage servicing rights at beginning of period	$6,950	$6,773
Additions	1,823	2,949
Amortization	(1,801)	(2,772)

Mortgage servicing rights before valuation allowance at end of period	6,972	6,950
Valuation allowance	(524)	(515)

Net mortgage servicing rights at end of period	$6,448	$6,435

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of December 31, 2005. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for amortized intangible assets:

Mortgage
Servicing
Rights
(In Thousands)
Quarter ended December 31, 2005 (actual)	$556

Estimate for the year ended March 31,
2006	2,401
2007	2,401
2008	2,170
2009	—

$6,972

Note 5 — Stockholders’ Equity
During the quarter ended December 31, 2005, options for 23,556 shares of common stock were exercised at a weighted-average price of $13.33 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $405,000 was charged to retained earnings. During the quarter ended December 31, 2005, the Corporation issued 4,979 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $29.32 per share or $146,000 in the aggregate. The $7,000 excess of the cost over the market price of the treasury shares was credited to retained earnings. During the quarter ended December 31, 2005, the Corporation purchased $9.6 million of treasury stock. On November 15, 2005, the Corporation paid a cash dividend of $.16 per share, amounting to $3.4 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarter ended December 31, 2005 and 2004, total comprehensive income amounted to $9.5 million and $9.8 million, respectively. For the nine months ended December 31, 2005 and 2004, comprehensive income was $32.1 million and $29.2 million, respectively.

Note 6 — Earnings Per Share
Basic earnings per share for the three and nine months ended December 31, 2005 and 2004 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2005	2004
		(As Restated)
Numerator:
Net income	$10,893,097	$10,710,127

Numerator for basic and diluted earnings per share—income available to common stockholders	$10,893,097	$10,710,127

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,489,319	22,564,047
Effect of dilutive securities:
Employee stock options	385,011	490,355
Management Recognition Plans	—	5,101

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,874,330	23,059,503

Basic earnings per share	$0.51	$0.47

Diluted earnings per share	$0.50	$0.46

	Nine Months Ended December 31,
	2005	2004
		(As Restated)
Numerator:
Net income	$33,231,176	$31,533,984

Numerator for basic and diluted earnings per share—income available to common stockholders	$33,231,176	$31,533,984

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,706,059	22,610,868
Effect of dilutive securities:
Employee stock options	402,083	470,876
Management Recognition Plans	1,690	5,082

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	22,109,832	23,086,826

Basic earnings per share	$1.53	$1.39

Diluted earnings per share	$1.50	$1.37

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
The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the three and nine months ended December 31, 2005 and 2004, respectively.

	Three Months Ended December 31, 2005
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$84	$61,731	$(418)	$61,397
Interest expense	417	27,561	(418)	27,560

Net interest income (loss)	(333)	34,170	—	33,837
Provision for loan losses	—	700	—	700

Net interest income (loss) after provision for loan losses	(333)	33,470	—	33,137
Real estate investment partnership revenue	6,378	—	—	6,378
Other revenue from real estate operations	1,470	—	—	1,470
Other income	—	6,602	(30)	6,572
Real estate investment partnership cost of sales	(5,527)	—	—	(5,527)
Other expense from real estate partnership operations	(2,497)	—	30	(2,467)
Minority interest in income of real estate partnerships	(304)	—	—	(304)
Other expense	—	(20,771)	—	(20,771)

Income (loss) before income taxes	(813)	19,301	—	18,488
Income tax expense (benefit)	(161)	7,756	—	7,595

Net income (loss)	$(652)	$11,545	$—	$10,893

Total Assets	$77,283	$4,122,951	$—	$4,200,234

	Three Months Ended December 31, 2004 (As Restated)
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$128	$51,546	$(316)	$51,358
Interest expense	158	19,865	(316)	19,707

Net interest income (loss)	(30)	31,681	—	31,651
Provision for loan losses	—	664	—	664

Net interest income (loss) after provision for loan losses	(30)	31,017	—	30,987
Real estate investment partnership revenue	16,104	—	—	16,104
Other revenue from real estate operations	725	—	—	725
Other income	—	6,063	(29)	6,034
Real estate investment partnership cost of sales	(13,131)	—	—	(13,131)
Other expense from real estate partnership operations	(1,331)	—	29	(1,302)
Minority interest in income of real estate partnerships	(2,023)	—	—	(2,023)
Other expense	—	(19,066)	—	(19,066)

Income before income taxes	314	18,014	—	18,328
Income tax expense	182	7,436	—	7,618

Net income	$132	$10,578	$—	$10,710

Total Assets	$76,621	$3,853,260	$—	$3,929,881

	Nine Months Ended December 31, 2005
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$247	$176,561	$(1,182)	$175,626
Interest expense	1,178	76,220	(1,182)	76,216

Net interest income (loss)	(931)	100,341	—	99,410
Provision for loan losses	—	2,450	—	2,450

Net interest income (loss) after provision for loan losses	(931)	97,891	—	96,960
Real estate investment partnership revenue	29,450	—	—	29,450
Other revenue from real estate operations	3,384	—	—	3,384
Other income	—	20,297	(89)	20,208
Real estate investment partnership cost of sales	(24,718)	—	—	(24,718)
Other expense from real estate partnership operations	(6,810)	—	89	(6,721)
Minority interest in income of real estate partnerships	(1,694)	—	—	(1,694)
Other expense	—	(60,684)	—	(60,684)

Income (loss) before income taxes	(1,319)	57,504	—	56,185
Income tax expense (benefit)	(129)	23,083	—	22,954

Net income (loss)	$(1,190)	$34,421	$—	$33,231

Total Assets	$77,283	$4,122,951	$—	$4,200,234

	Nine Months Ended December 31, 2004 (As Restated)
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$315	$147,687	$(819)	$147,183
Interest expense	797	57,733	(819)	57,711

Net interest income (loss)	(482)	89,954	—	89,472
Provision for loan losses	—	1,414	—	1,414

Net interest income (loss) after provision for loan losses	(482)	88,540	—	88,058
Real estate investment partnership revenue	54,983	—	—	54,983
Other revenue from real estate operations	2,744	—	—	2,744
Other income	—	17,513	(89)	17,424
Real estate investment partnership cost of sales	(43,909)	—	—	(43,909)
Other expense from real estate partnership operations	(6,782)	—	89	(6,693)
Minority interest in income of real estate partnerships	(4,965)	—	—	(4,965)
Other expense	—	(56,324)	—	(56,324)

Income before income taxes	1,589	49,729	—	51,318
Income tax expense	716	19,068	—	19,784

Net income	$873	$30,661	$—	$31,534

Total Assets	$76,621	$3,853,260	$—	$3,929,881

Note 8 — Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31,	March 31,
	2005	2005
Commitments to extend credit:	$71,915	$132,607
Unused lines of credit:
Home equity	93,546	93,270
Credit cards	42,222	36,621
Commercial	134,585	129,861
Letters of credit	81,175	51,485
Loans sold with recourse	—	257
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	17,336	14,258
Real estate investment segment borrowings	19,203	12,653
Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB) under the Mortgage Partnership Finance Program, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.
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
Note 9 — Regulatory Action
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
Note 10 — Subsequent Events
On January 20, 2006, the Corporation declared a $0.16 per share cash dividend on its common stock, amounting to $3.5 million in the aggregate, to be paid on February 15, 2006 to stockholders of record on January 31, 2006.

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
Executive Overview
Highlights for the third quarter ended December 31, 2005 include:
•	Diluted earnings per share increased to $0.50 for the quarter ended December 31, 2005 compared to $0.46 per share for the quarter ended December 31, 2004;

•	The net interest margin decreased to 3.39% for the quarter ended December 31, 2005 compared to 3.40% for the quarter ended December 31, 2004;

•	Loans receivable increased $247.1 million or 7.48% since December 31, 2004 and increased $132.3 million or 3.87% since March 31, 2005;

•	Deposits grew $281.8 million or 10.42% since December 31, 2004 and $113.7 million or 3.96% since March 31, 2005; and

•	Book value per share increased to $14.32 at December 31, 2005 compared to $13.77 at December 31, 2004.
Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	12/31/2005	9/30/2005	6/30/2005	3/31/2005

Operations Data:
Net interest income	$33,837	$33,428	$32,145	$31,231
Provision for loan losses	700	1,485	265	165
Net gain on sale of loans	144	1,193	123	763
Real estate investment partnership revenue	6,378	11,559	11,513	51,112
Other non-interest income	7,898	7,090	7,143	7,838
Real estate investment partnership cost of sales	5,527	10,780	8,411	30,966
Other non-interest expense	23,238	22,536	21,630	24,682
Minority interest in income of real estate partnership operations	304	102	1,288	8,582
Income before income taxes	18,488	18,367	19,330	26,549
Income taxes	7,595	7,589	7,770	9,748
Net income	10,893	10,778	11,560	16,801

Selected Financial Ratios (1):
Yield on earning assets	6.15%	5.97%	5.73%	5.56%
Cost of funds	2.88	2.68	2.53	2.37
Interest rate spread	3.27	3.29	3.20	3.19
Net interest margin	3.39	3.40	3.32	3.29
Return on average assets	1.04	1.04	1.14	1.68
Return on average equity	13.91	13.62	14.70	21.44
Average equity to average assets	7.45	7.66	7.75	7.82
Non-interest expense to average assets	2.74	3.22	2.96	5.56

Per Share:
Basic earnings per share	$0.51	$0.49	$0.53	$0.75
Diluted earnings per share	0.50	0.48	0.52	0.74
Dividends per share	0.16	0.16	0.14	0.13
Book value per share	14.32	14.28	14.22	13.92

Financial Condition:
Total assets	$4,200,234	$4,204,470	$4,136,822	$4,050,456
Loans receivable, net
Held for sale	5,847	6,957	6,313	4,361
Held for investment	3,545,436	3,466,265	3,383,250	3,414,608
Deposits	2,987,284	3,032,976	2,960,468	2,873,533
Borrowings	814,641	794,044	798,927	793,609
Stockholders’ equity	312,089	315,349	315,416	310,678
Allowance for loan losses	15,252	22,582	26,532	26,444
Non-performing assets	17,265	16,201	17,030	15,908

(1)	Annualized when appropriate.

	Three Months Ended
	12/31/2004	9/30/2004	6/30/2004	3/31/2004
(Dollars in thousands - except per share amounts)	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Operations Data:
Net interest income	$31,651	$29,615	$28,206	$26,823
Provision for loan losses	664	300	450	600
Net gain (loss) on sale of loans	1,001	1,043	(1,164)	1,569
Real estate investment partnership revenue	16,104	15,143	23,736	35,852
Other non-interest income	5,758	6,469	7,061	10,922
Real estate investment partnership cost of sales	13,131	11,067	19,711	26,411
Other non-interest expense	20,368	21,933	20,717	26,102
Minority interest in income of real estate partnership operations	2,023	1,359	1,582	2,585
Income before income taxes	18,328	17,611	15,379	19,468
Income taxes	7,618	7,006	5,160	7,446
Net income	10,710	10,605	10,219	12,022

Selected Financial Ratios (1):
Yield on earning assets	5.51%	5.35%	5.22%	5.21%
Cost of funds	2.22	2.22	2.17	2.26
Interest rate spread	3.29	3.13	3.05	2.95
Net interest margin	3.40	3.25	3.13	3.03
Return on average assets	1.09	1.11	1.07	1.28
Return on average equity	13.64	13.78	13.60	16.10
Average equity to average assets	8.01	8.09	7.86	7.96
Non-interest expense to average assets	3.42	3.47	4.23	5.60

Per Share:
Basic earnings per share	$0.47	$0.47	$0.45	$0.53
Diluted earnings per share	0.46	0.46	0.44	0.52
Dividends per share	0.13	0.13	0.11	0.11
Book value per share	13.77	13.55	13.20	12.97

Financial Condition:
Total assets	$3,929,881	$3,909,961	$3,835,434	$3,806,545
Loans receivable, net
Held for sale	11,816	7,057	11,032	14,578
Held for investment	3,292,339	3,231,826	3,162,136	3,066,812
Deposits	2,705,495	2,681,757	2,663,376	2,609,686
Borrowings	826,928	846,139	807,614	831,559
Stockholders’ equity	316,243	312,063	303,496	297,707
Allowance for loan losses	27,526	28,213	28,535	28,607
Non-performing assets	21,029	21,187	19,009	17,343

(1)	Annualized when appropriate.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.
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
Set forth below is management’s discussion and analysis of the Corporation’s financial condition and results of operations for the three and nine months ended December 31, 2005, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

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
See Note 3 to the Consolidated Financial Statements for a summary of the effects of these changes on the Corporation’s consolidated statements of income for the three and nine months ending December 31, 2004. The accompanying Management’s Discussion and Analysis gives effect to these corrections.
RESULTS OF OPERATIONS
General. Net income for the three and nine months ended December 31, 2005 increased $183,000 or 1.7% to $10.9 million from $10.7 million and increased $1.7 million or 5.4% to $33.2 million from $31.5 million, respectively, as compared to the same respective periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to a decrease in non-interest expense of $4.7 million, an increase in net interest income after provision for loan losses of $2.2 million and a decrease in minority interest income of real estate partnership operations of $1.7 million, which were partially offset by a decrease in non-interest income of $8.4 million. The increase in net income for the nine-months ended December 31, 2005 compared to the same period last year was largely due to a decrease in non-interest expense of $14.8 million, an increase in net interest income after provision for loan losses of $8.9 million and a decrease in minority interest income of real estate partnership operations of $3.3 million, which were partially offset by a decrease in non-interest income of $22.1 million and an increase in income tax expense of $3.2 million.

Net Interest Income. Net interest income increased $2.2 million or 6.9% and $9.9 million or 11.1% for the three and nine months ended December 31, 2005, respectively, as compared to the same respective periods in the prior year. Interest income increased $10.0 million or 19.5% and $28.4 million or 19.3%, respectively, for the three and nine months ended December 31, 2005 as compared to the same periods in the prior year. Interest expense increased $7.9 million or 39.8% and $18.5 million or 32.1% for the three and nine months ended December 31, 2005 as compared to the same periods in the prior year. The net interest margin decreased to 3.39% for the three-month period ended December 31, 2005 from 3.40% in the same period in the prior year, and increased to 3.37% for the nine-month period ended December 31, 2005 from 3.26% in the same period in the prior year. The change in the net interest margin reflects the increase in yields on interest earning assets. The interest rate spread decreased to 3.27% from 3.29% for the three-month period and increased to 3.25% from 3.16% for the nine-month period ended December 31, 2005 as compared to the same respective periods in the prior year.
Interest income on loans increased $9.1 million or 19.2% and $25.6 million or 18.9%, respectively, for the three and nine months ended December 31, 2005, as compared to the same periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $243.5 million and $260.1 million in the three and nine months ended December 31, 2005, respectively, as compared to the same respective periods in the prior year. There was also an increase of 64 basis points in the average yield on loans to 6.41% from 5.77% for the three-month period and an increase of 56 basis points to 6.21% from 5.65% for the respective nine-month period. Interest income on mortgage-related securities increased $821,000 or 38.3% and $2.2 million or 34.9% for the three- and nine-month periods ended December 31, 2005, as compared to the same respective periods in the prior year, primarily due to an increase of $59.4 million and $52.1 million, respectively, in the three-month and nine-month average balances of mortgage-related securities. This increase was also due to an increase of 31 basis points in the average yield on mortgage-related securities to 4.44% from 4.13% for the three-month period and an increase of 33 basis points to 4.38% from 4.05% for the nine-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $301,000 or 23.1% and $1.1 million or 27.0%, respectively, for the three- and nine-month periods ended December 31, 2005, as compared to the same respective periods in the prior year. This was primarily a result of a decrease of $9.5 million and $33.8 million, respectively, in the average balance of investment securities for the three- and nine-month periods ended December 31, 2005, as compared to the same respective periods in 2004, and a decrease of 74 basis points and 1 basis point in the average yield on investment securities for the three- and nine-month periods, respectively. The majority of the decrease was related to the return of excess holdings of Federal Home Loan Bank stock. Interest income on interest-bearing deposits increased $423,000 and $1.7 million, respectively, for the three and nine months ended December 31, 2005, as compared to the same respective periods in 2004, primarily due to increases in average balances and average yields.
Interest expense on deposits increased $7.4 million or 58.1% and $18.2 million or 49.6% for the three and nine months ended December 31, 2005, respectively, as compared to the same periods in 2004. These increases were primarily attributable to an increase in the average balance of deposits, which increased $305.3 million and $286.5 million, respectively, and an increase of 79 basis points in the weighted average cost of deposits to 2.67% from 1.88% for the respective three-month period and an increase of 64 basis points in the weighted average cost of deposits to 2.46% from 1.82% for the respective nine-month period. Interest expense on notes payable and other borrowings increased $410,000 or 5.9% and $318,000 or 1.5%during the three and nine months ended December 31, 2005, as compared to the same respective periods in the prior year. For the three-month period ended December 31, 2005, the average balance of notes payable decreased $21.8 million as compared to the same respective period in 2004. This decrease did not affect interest expense due to the timing of the decrease in debt. The increase in interest expense for the nine-month period ended December 31, 2005 was due primarily to a decrease of $11.0 million in the average balance of notes payable and other borrowings as compared to the same respective period in 2004. The weighted average cost of notes payable and other borrowings increased 30 basis points to 3.66% from 3.36% for the three-month period and increased 10 basis points to 3.59% from 3.49% for the nine-month period.
Provision for Loan Losses. Provision for loan losses increased $36,000 or 5.4% and $1.0 million or 73.3% for the three- and nine-month periods ended December 31, 2005, as compared to the same respective periods for the prior year. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.

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

	Three Months Ended December 31,
	2005			2004
			Average	Average		Average
	Average		Yield/	Balance		Yield/
	Balance	Interest	Cost (1)	(As Restated)	Interest	Cost (1)

	(Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans	$2,706,411	$42,219	6.24%	$2,537,737	$35,957	5.67%
Consumer loans	625,701	10,596	6.77	567,759	8,521	6.00
Commercial business loans	191,412	3,628	7.58	174,531	2,869	6.58

Total loans receivable (2) (3)	3,523,524	56,443	6.41	3,280,027	47,347	5.77
Mortgage-related securities (4)	266,581	2,962	4.44	207,170	2,141	4.13
Investment securities (4)	57,773	579	4.01	56,163	332	2.36
Interest-bearing deposits	103,313	988	3.83	125,475	565	1.80
Federal Home Loan Bank stock	45,140	425	3.77	56,228	973	6.92

Total interest-earning assets	3,996,331	61,397	6.15	3,725,063	51,358	5.51

Non-interest-earning assets	206,983			198,029

Total assets	$4,203,314			$3,923,092

INTEREST-BEARING LIABILITIES
Demand deposits	$797,137	2,977	1.49	$760,859	1,355	0.71
Regular passbook savings	232,021	262	0.45	255,223	282	0.44
Certificates of deposit	2,004,133	17,018	3.40	1,711,957	11,177	2.61

Total deposits	3,033,291	20,257	2.67	2,728,039	12,814	1.88
Short-term borrowings	301,068	2,958	3.93	202,907	1,579	3.11
Long-term borrowings	497,940	4,345	3.49	617,899	5,314	3.44

Total interest-bearing liabilities	3,832,299	27,560	2.88	3,548,845	19,707	2.22

Non-interest-bearing liabilities	57,671			60,094

Total liabilities	3,889,970			3,608,939
Stockholders’ equity	313,344			314,153

Total liabilities and stockholders’ equity	$4,203,314			$3,923,092

Net interest income/interest rate spread (5)		$33,837	3.27%		$31,651	3.29%

Net interest-earning assets	$164,032			$176,218

Net interest margin (6)			3.39%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.05

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2005			2004
			Average	Average		Average
	Average		Yield/	Balance		Yield/
	Balance	Interest	Cost (1)	(As Restated)	Interest	Cost (1)

	(Dollars In Thousands)
INTEREST-EARNING ASSETS
Mortgage loans	$2,657,952	$120,931	6.07%	$2,475,210	$103,268	5.56%
Consumer loans	611,318	29,951	6.53	557,819	24,850	5.94
Commercial business loans	191,852	10,310	7.17	167,963	7,470	5.93

Total loans receivable (2) (3)	3,461,122	161,192	6.21	3,200,992	135,588	5.65
Mortgage-related securities (4)	263,153	8,639	4.38	211,010	6,404	4.05
Investment securities (4)	47,249	1,313	3.71	56,608	879	2.07
Interest-bearing deposits	117,914	2,888	3.27	121,082	1,207	1.33
Federal Home Loan Bank stock	44,996	1,594	4.72	69,464	3,105	5.96

Total interest-earning assets	3,934,434	175,626	5.95	3,659,156	147,183	5.36

Non-interest-earning assets	197,672			190,895

Total assets	$4,132,106			$3,850,051

INTEREST-BEARING LIABILITIES
Demand deposits	$779,887	7,732	1.32	$744,714	3,057	0.55
Regular passbook savings	237,916	788	0.44	253,962	829	0.44
Certificates of deposit	1,955,969	46,325	3.16	1,688,626	32,772	2.59

Total deposits	2,973,772	54,845	2.46	2,687,302	36,658	1.82
Short-term borrowings	276,871	7,725	3.72	203,715	5,387	3.53
Long-term borrowings	515,941	13,646	3.53	600,056	15,666	3.48

Total interest-bearing liabilities	3,766,584	76,216	2.70	3,491,073	57,711	2.20

Non-interest-bearing liabilities	50,849			51,601

Total liabilities	3,817,433			3,542,674
Stockholders’ equity	314,673			307,377

Total liabilities and stockholders’ equity	$4,132,106			$3,850,051

Net interest income/interest rate spread (5)		$99,410	3.25%		$89,472	3.16%

Net interest-earning assets	$167,850			$168,083

Net interest margin (6)			3.37%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.05

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $8.4 million or 36.9% to $14.4 million and decreased $22.1 million or 29.4%to $53.0 million for the three and nine months ended December 31, 2005, respectively, as compared to $22.9 million and $75.1 million for the same periods in 2004. The decrease was primarily due to the decrease of real estate investment partnership revenue of $9.7 million due to the decrease in the number of sales at the partnership level for the three-month period ended December 31, 2005. In addition, net gain on sale of loans decreased $857,000. These decreases were partially offset by an increase in other non-interest income of $787,000, an increase in other revenue from real estate operations of $745,000, an increase in service charges on deposits of $231,000 and an increase in loan servicing income of $230,000 for the three-month period ended December 31, 2005, as compared to the same period in the prior year. The decrease in non-interest income for the nine-month period ended December 31, 2005 was primarily due to the decrease of real estate investment partnership revenue of $25.5 million due to a decrease in sales at the partnership level. The decrease in sales at the partnership level is due to the fact that the inventory of lots has been substantially reduced. In addition, net gain on sale of investments and mortgage-related securities decreased $1.1 million. These decreases were partially offset by an increase in other non-interest income of $1.9 million, an increase in other revenue from real estate operations of $640,000 and an increase in loan servicing income of $618,000. In addition, the net gain on sale of loans increased $580,000, service charges on deposits increased $560,000 and insurance commissions increased $133,000 for the nine-month period ended December 31, 2005, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense decreased $4.7 million or 14.1% to $28.8 million and decreased $14.8 million or 13.8% to $92.1 million for the three and nine months ended December 31, 2005, respectively, as compared to $33.5 million and $106.9 million for the same periods in 2004. The decrease for the three-month period was primarily due to the decrease of real estate investment partnership cost of sales of $7.6 million and other non-interest expense of $745,000 for the three months ended December 31, 2005 as compared to the same respective period in the prior year. These decreases were partially offset by an increase in compensation expense of $1.8 million and other expenses from real estate operations of $1.2 million. In addition, data processing expense increased $351,000 and occupancy increased $161,000 for the three months ended December 31, 2005 as compared to the same period in the prior year. The decrease for the nine-month period was primarily due to the decrease of real estate investment partnership cost of sales of $19.2 million due to a decrease in sales at the partnership level for the nine-month period ended December 31, 2005 as compared to the same period in the prior year, as well as the decrease in other expenses non-interest expense of $117,000. These decreases were partially offset by an increase in compensation expense of $3.3 million. In addition, data processing expense increased $555,000, marketing expense increased $264,000, furniture and fixture expense increased $211,000 and occupancy expense increased $180,000 for the nine months ended December 31, 2005 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $23,000 or 0.3% and increased $3.2 million or 16.0%, respectively, during the three and nine months ended December 31, 2005, as compared to the same respective periods in 2004. The increase for the nine-month period was the result of an increase in income before income tax of $4.9 million to $56.2 million for the nine months ended December 31, 2005, as compared to $51.3 million for the same period in the prior year. The effective tax rate was 41.1% and 40.9% for the three- and nine-month periods ended December 31, 2005, respectively, as compared to 41.6% and 38.6% for the same respective periods last year.

FINANCIAL CONDITION
During the nine months ended December 31, 2005, the Corporation’s assets increased by $149.8 million from $4.05 billion at March 31, 2005 to $4.20 billion. The majority of this increase was attributable to an increase in mortgage-related securities and loans receivable, which was partially offset by decreases in other categories such as investments and office properties and equipment.
Total loans (including loans held for sale) increased $132.3 million during the nine months ended December 31, 2005. Activity for the period consisted of (i) originations and purchases of $1.91 billion, (ii) sales of $565.5 million, (iii) transfer of loans for securitization of mortgage-backed securities of $94.1 million and (iv) principal repayments and other adjustments of $1.11 billion.
Mortgage-related securities (both available for sale and held to maturity) increased $53.7 million during the nine months ended December 31, 2005 as a result of purchases of $23.7 million and the securitization of mortgage loans held for sale to mortgage-backed securities of $94.2 million of mortgage-related securities. These increases were partially offset by principal repayments and market value adjustments of $51.5 million and sales of $12.7 million in this nine-month period. Mortgage-related securities consisted of $170.3 million of mortgage-backed securities and $87.1 million of collateralized mortgage obligations (“CMO’s”) and real estate mortgage investment conduits (“REMIC’s”) at December 31, 2005.
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
Investment securities decreased $15.9 million during the nine months ended December 31, 2005 as a result of sales and maturities of $143.8 million of U.S. Government and agency securities, which were partially offset by purchases of $127.9 million of such securities.
Federal Home Loan Bank (“FHLB”) stock increased $425,000 during the nine months ended December 31, 2005.
Real estate held for development and sale increased $2.1 million to $51.0 million as of December 31, 2005 from $48.9 million as of March 31, 2005. This net increase was the result of additional development of a commercial project in Texas offset by continued home and land lot sales.
Total liabilities increased $151.0 million during the nine months ended December 31, 2005. This increase was largely due to a $113.8 million increase in deposits, a $21.0 million increase in borrowings and a $16.2 million increase in other liabilities during the nine-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $357.5 million at December 31, 2005 and $357.3 million at March 31, 2005, and generally mature within one to five years.
Stockholders’ equity increased $1.4 million during the nine months ended December 31, 2005 as a net result of (i) comprehensive income of $32.1 million, (ii) stock options exercised of $5.9 million (with the excess of the cost of treasury shares over the option price ($5.6 million) charged to retained earnings), (iii) the issuance of shares for management and benefit plans of $307,000, and (iv) benefit plan shares earned and related tax adjustments totaling $1.9 million. These increases were partially offset by (i) cash dividends of $9.9 million and (ii) purchases of treasury stock of $23.3 million.

ASSET QUALITY
Non-performing assets increased $1.4 million to $17.3 million at December 31, 2005 from $15.9 million at March 31, 2005 and increased as a percentage of total assets to .41% from .39% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At December 31,	At March 31,
	2005	2005	2004	2003
		(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$2,489	$2,406	$3,247	$4,510
Multi-family residential	3,956	—	—	444
Commercial real estate	5,803	4,894	8,764	1,776
Construction and land	—	—	—	—
Consumer	771	453	642	661
Commercial business	1,640	6,697	2,268	2,678

Total non-accrual loans	14,659	14,450	14,921	10,069
Real estate held for development and sale	—	—	—	49
Foreclosed properties and repossessed assets, net	2,606	1,458	2,422	1,535

Total non-performing assets	$17,265	$15,908	$17,343	$11,653

Performing troubled debt restructurings	$73	$—	$2,649	$2,590

Total non-accrual loans to total loans (1)	0.38%	0.40%	0.45%	0.34%
Total non-performing assets to total assets	0.41	0.39	0.46	0.33
Allowance for loan losses to total loans (1)	0.40	0.73	0.87	1.00
Allowance for loan losses to total non-accrual loans	104.05	183.00	191.72	294.74
Allowance for loan and foreclosure losses to total non-performing assets	89.70	167.39	165.78	257.87

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $209,000 during the nine months ended December 31, 2005. The increase was not attributable to any one specific loan. At December 31, 2005, there were three non-accrual loans with loan balances greater than $1.0 million. One was a $3.5 million multi-family residential loan secured by three multi-family properties located in Wisconsin. The second was a $1.5 million commercial real estate loan secured by commercial development property located in southern Wisconsin. The third was a $1.5 million commercial real estate loan secured by a manufacturing facility located in southern Wisconsin. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
Foreclosed properties and repossessed assets increased $1.1 million for the nine months ended December 31, 2005. The increase was largely attributable to a $412,000 commercial real estate loan and a $494,000 commercial real estate loan that went to foreclosure in the nine-month period.
Performing troubled debt restructurings increased $73,000 during the nine months ended December 31, 2005.
At December 31, 2005, assets that the Corporation had classified as substandard, net of reserve, consisted of $17.1 million of loans and foreclosed properties. As of March 31, 2005, substandard assets amounted to $16.4 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $681,000 in the substandard balance for the nine months ended December 31, 2005 was attributable to the addition of a $3.5 million multi-family residential loan secured by the assets of three multi-family properties located in Wisconsin and the addition of $2.3 million of commercial business loans secured by the assets of a business located in southern Wisconsin. These increases were offset by the charge off of $5.2 million of substandard commercial loans.
The category of substandard assets contains three loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $3.5 million, is secured by the assets of three multi-family properties located in Wisconsin. A second loan, with a carrying value of $1.2 million, is secured by a commercial property located in southern Wisconsin. A third loan, with a carrying value of $1.2 million is secured by commercial development property located in southern Wisconsin.
At December 31, 2005, the Corporation had identified assets of $3.9 million as impaired, net of reserves. As of March 31, 2005, impaired loans were $3.7 million. The increase since March 31, 2005 was not attributable to one loan. The increase in impaired loans is not considered to be a trend in the overall loan portfolio at this time. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At December 31,	At March 31,
	2005	2005	2004	2003
	(In Thousands)
Impaired loans with valuation reserve required	$6,030	$10,827	$17,126	$8,483

Less:
Specific valuation allowance	2,172	7,126	5,382	3,717

Total impaired loans	$3,858	$3,701	$11,744	$4,766

Average impaired loans	$6,074	$11,535	$6,389	$6,288

Interest income recognized on impaired loans	$114	$249	$710	$613

Interest income recognized on a cash basis on impaired loans	$114	$249	$710	$613

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At December 31,	At March 31,
	2005	2005	2004	2003
	(In Thousands)
30 to 59 days	$7,904	$5,853	$4,887	$10,083
60 to 89 days	1,477	714	10,941	5,612

Total	$9,381	$6,567	$15,828	$15,695

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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Dollars In Thousands)
Allowance at beginning of period	$22,582	$28,213	$26,444	$28,607
Charge-offs:
Mortgage	(900)	(702)	(1,044)	(1,132)
Consumer	(181)	(209)	(469)	(669)
Commercial business	(6,964)	(595)	(12,319)	(993)

Total charge-offs	(8,045)	(1,506)	(13,832)	(2,794)
Recoveries:
Mortgage	1	137	82	174
Consumer	8	11	51	53
Commercial business	6	7	57	72

Total recoveries	15	155	190	299

Net charge-offs	(8,030)	(1,351)	(13,642)	(2,495)
Provision for loan losses	700	664	2,450	1,414

Allowance at end of period	$15,252	$27,526	$15,252	$27,526

Net charge-offs to average loans	(0.91)%	(0.16)%	(0.53)%	(0.10)%

During the nine months ended December 31, 2005, management decided to charge off two large commercial credits totaling $11.6 million. Of the $11.6 million charged off, approximately $5.3 million was reserved for in prior years. The remaining amount charged off was established and charged off in the three months ended December 31, 2005.

Although management believes that the December 31, 2005 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At December 31, 2005, the Corporation had outstanding commitments to originate loans of $71.9 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $351.5 million. The Corporation had sold loans with recourse in the amount of $17.3 million through the FHLB Mortgage Partnership Finance Program at December 31, 2005. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2005 amounted to $1.50 billion and scheduled maturities of FHLB advances during the same period totaled $289.6 million. At December 31, 2005, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure to approximately $1.51 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agree-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2005 and March 31, 2005:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
As of December 31, 2005:
Tier 1 capital
(to adjusted tangible assets)	$328,060	8.04%	$122,341	3.00%	$203,902	5.00%
Risk-based capital
(to risk-based assets)	341,140	10.50	259,999	8.00	324,999	10.00
Tangible capital
(to tangible assets)	328,060	8.04	61,171	1.50	N/A	N/A

As of March 31, 2005:
Tier 1 capital
(to adjusted tangible assets)	$308,050	7.77%	$118,890	3.00%	$198,149	5.00%
Risk-based capital
(to risk-based assets)	327,368	10.71	244,553	8.00	305,691	10.00
Tangible capital
(to tangible assets)	308,050	7.77	59,445	1.50	N/A	N/A
The following table reconciles the Corporation’s stockholders’ equity to regulatory capital at December 31, 2005 and March 31, 2005:

	December 31,	March 31,

	2005	2005
	(In Thousands)
Stockholders’ equity of the Bank	$346,088	$327,341
Less: Goodwill and intangible assets	(19,956)	(20,283)
Accumulated other comprehensive income	1,928	992

Tier 1 and tangible capital	328,060	308,050
Plus: Allowable general valuation allowances	13,080	19,318

Risk based capital	$341,140	$327,368

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
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries, for the development of homes for sale. As of December 31, 2005, IDI had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $25.2 million was outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 12/31/05	at 3/31/05
		(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$14,150	$4,355
Davsha III	Indian Palms 147, LLC	4,655	2,637	1,174
Davsha V	Villa Santa Rosa, LLC	11,000	3,056	8,738
Davsha VII	La Vista Grande 121, LLC	14,619	5,378	5,114

Total		$44,424	$25,221	$19,381

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At December 31, 2005, the Corporation’s investment in these partnerships consisted of assets of $51.6 million and cash and other assets of $13.8 million. The liabilities of these partnerships consisted of other borrowings of $26.0 million (reported as a part of FHLB and other borrowings), other liabilities of $3.0 million (reported as a part of other liabilities) and minority interest of $7.2 million. These amounts represent the Corporation’s maximum exposure to loss at December 31, 2005 as a result of involvement with these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at December 31, 2005 has not changed materially since March 31, 2005.
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

During the quarter ended December 31, 2005, the Corporation continued to take steps to address the control deficiencies arising from the error described in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 (“2005 Annual Report”), including adoption of the correct method of accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) 100 Program of the Federal Home Loan Bank of Chicago (“FHLB”) and restating the Corporation’s financial statements for the affected periods. Management believes that these actions, as well as the other corrective actions described in the Corporation’s 2005 Annual Report, taken as whole, have addressed the control deficiencies arising from the error described in the 2005 Annual Report.

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

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs (2)
October 1 - October 31, 2005	169,800		$29.24	169,800	568,860
November 1 - November 30, 2005	—		—	—	1,668,860
December 1 - December 31, 2005	149,504		31.21	149,500	1,519,360

Total	319,304	(1)	$30.16	319,300	1,519,360

(1)	Consists of 319,300 shares purchased pursuant to a publicly announced repurchase program, as described in Note 2, and 4 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.
(2)	Effective November 7, 2005, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.10 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Item 3	Defaults upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date:	February 6, 2006	By:	/s/ Douglas J. Timmerman

Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date:	February 6, 2006	By:	/s/ Michael W. Helser

Michael W. Helser, Treasurer and
Chief Financial Officer