Form 10-K
period 2006-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2006-06-12
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-20006
ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1726871 (IRS Employer Identification No.)
25 West Main Street
Madison, Wisconsin 53703
(Address of principal executive office)
Registrant’s telephone number, including area code (608) 252-8700
Securities registered pursuant to Section 12 (b) of the Act
Common stock, par value $.10 per share
Preferred Stock Purchase Rights
(Title of Class)
Securities registered pursuant to Section 12 (g) of the Act:
Not Applicable
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is a not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of September 30, 2005, the aggregate market value of the 22,080,494 outstanding shares of the registrant’s common stock deemed to be held by non-affiliates of the registrant was $571.2 million, based upon the closing price of $29.48 per share of common stock as reported by the Nasdaq Stock Market, National Market System on such date. Although directors and executive officers of the registrant and certain of its employee benefit plans were assumed to be “affiliates” of the registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.
      As of June 9, 2006, 21,937,991 shares of the registrant’s common stock were outstanding. There were also 100,000 Series A- preferred stock purchase rights authorized with none outstanding as of the same date.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2006 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.
FISCAL 2006 FORM 10-K ANNUAL REPORT

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
General
      We, Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) are a registered savings and loan holding company incorporated under the laws of the State of Wisconsin and are engaged in the savings and loan business through its wholly-owned banking subsidiary, AnchorBank, fsb (the “Bank”).
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
      The Corporation has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which invests in real estate partnerships. IDI has two subsidiaries, Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”), both of which invest in real estate held for development and sale.
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
Market Area
      The Bank’s primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin, as well as contiguous counties in Iowa, Minnesota, and Illinois. At March 31, 2006, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 58 other full-service offices and two loan origination offices.
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
Lending Activities
      General. At March 31, 2006, the Bank’s net loans held for investment totaled $3.61 billion, representing approximately 84.5% of its $4.28 billion of total assets at that date. Approximately $3.0 billion, or 78.4%, of the Bank’s total loans held for investment at March 31, 2006 were secured by first liens on real estate.
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
      Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2006, the Bank’s total loans held for investment included $622.3 million, or 16.3%, of consumer loans and $205.0 million, or 5.4%, of commercial business loans.

      Loan Portfolio Composition. The following table presents information concerning the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,

	2006		2005		2004

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage loans:
Single-family residential	$785,444	20.51%	$816,204	22.59%	$745,788	22.69%
Multi-family residential	626,029	16.35	594,311	16.45	521,646	15.87
Commercial real estate	974,123	25.43	923,587	25.57	801,841	24.40
Construction	457,493	11.94	375,753	10.40	392,713	11.95
Land	159,855	4.17	123,613	3.42	123,823	3.77

Total mortgage loans	3,002,944	78.40	2,833,468	78.43	2,585,811	78.68

Consumer loans:
Second mortgage and home equity	342,829	8.95	318,719	8.82	290,139	8.83
Education	213,628	5.58	208,588	5.77	191,472	5.83
Other	65,858	1.72	63,732	1.76	62,353	1.90

Total consumer loans	622,315	16.25	591,039	16.36	543,964	16.55

Commercial business loans:
Loans	205,019	5.35	188,236	5.21	156,631	4.77
Lease receivables	1	0.00	2	0.00	5	0.00

Total commercial business loans	205,020	5.35	188,238	5.21	156,636	4.77

Gross loans receivable	3,830,279	100.00%	3,612,745	100.00%	3,286,411	100.00%

Contras to loans:
Undisbursed loan proceeds	(193,755)		(167,317)		(187,364)
Allowance for loan losses	(15,570)		(26,444)		(28,607)
Unearned net loan fees	(7,469)		(6,422)		(5,946)
Net premium on loans purchased	795		2,060		2,325
Unearned interest	(15)		(14)		(7)

Total contras to loans	(216,014)		(198,137)		(219,599)

Loans receivable, net	$3,614,265		$3,414,608		$3,066,812

	March 31,

	2003		2002

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Mortgage loans:
Single-family residential	$720,186	24.31%	$849,437	30.20%
Multi-family residential	474,678	16.03	388,919	13.83
Commercial real estate	747,682	25.24	686,237	24.40
Construction	331,338	11.19	288,377	10.25
Land	47,951	1.62	45,297	1.61

Total mortgage loans	2,321,835	78.39	2,258,267	80.29

Consumer loans:
Second mortgage and home equity	269,990	9.12	226,134	8.04
Education	166,507	5.62	130,752	4.65
Other	66,150	2.23	75,808	2.70

Total consumer loans	502,647	16.97	432,694	15.38

Commercial business loans:
Loans	137,359	4.64	121,723	4.33
Lease receivables	1	0.00	2	0.00

Total commercial business loans	137,360	4.64	121,725	4.33

Gross loans receivable	2,961,842	100.00%	2,812,686	100.00%

Contras to loans:
Undisbursed loan proceeds	(160,724)		(157,667)
Allowance for loan losses	(29,678)		(31,065)
Unearned net loan fees	(4,946)		(4,286)
Net premium on loans purchased	4,567		5,785
Unearned interest	(73)		(6)

Total contras to loans	(190,854)		(187,239)

Loans receivable, net	$2,770,988		$2,625,447

      The following table shows, at March 31, 2006, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Multi-Family
		Residential and
		Commercial
		Real Estate,
	Single-Family	Construction		Commercial
	Residential	and Land	Consumer	Business
	Loans	Loans	Loans	Loans

	(In thousands)
Amounts due:
In one year or less	$35,702	$496,164	$31,892	$110,524
After one year through five years	56,349	1,087,217	226,821	85,908
After five years	693,393	634,119	363,602	8,588

	$785,444	$2,217,500	$622,315	$205,020

Interest rate terms on amounts due after one year:
Fixed	$226,549	$546,737	$380,585	$60,072

Adjustable	$523,193	$1,174,599	$209,838	$34,424

      Single-Family Residential Loans. At March 31, 2006, $785.4 million, or 20.5%, of the Bank’s total loans held for investment consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency. Although the Bank continues to originate single-family residential loans, they have declined as a percentage of the Bank’s total loans held for investment from 30.2% at March 31, 2002 to 20.5% at March 31, 2006.
      The adjustable-rate loans currently emphasized by the Bank have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans, based on a designated index. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. The Bank makes a limited number of interest-only loans and does not make payment option loans, pursuant to which a consumer may select a payment option which can result in negative amortization on the loan.
      Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2006, approximately $529.5 million, or 67.4%, of the Bank’s permanent single-family residential loans held for investment consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.
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
      At March 31, 2006, approximately $255.9 million, or 32.6%, of the Bank’s permanent single-family residential loans held for investment consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.
      Multi-Family Residential and Commercial Real Estate. The Bank originates multi-family residential and commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2006, the Bank had $626.0 million of loans secured by multi-family residential real estate and $974.1 million of loans secured by commercial real estate, which represented 16.3% and 25.4% of the Bank’s total loans held for investment, respectively. The Bank generally limits the origination of such loans to its primary market area.
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
      Construction and Land Loans. Historically, the Bank has been an active originator of loans to construct residential and commercial properties (“construction loans”), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties (“land loans”). At March 31, 2006, construction loans amounted to $457.5 million, or 11.9%, of the Bank’s total loans held for investment. Land loans amounted to $159.9 million, or 4.2%, of the Bank’s total loans held for investment at March 31, 2006.
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
      Consumer Loans. The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2006, $622.3 million, or 16.3%, of the Bank’s consolidated total loans held for investment consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank’s consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.
      The largest component of the Bank’s consumer loan portfolio is second mortgage and home equity loans, which amounted to $342.8 million, or 9.0%, of total loans at March 31, 2006. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. A fixed-rate home equity product is also offered.
      Approximately $213.6 million, or 5.6%, of the Bank’s total loans at March 31, 2006 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association (“SLMA”) or to other investors. The Bank sold $14.2 million of these education loans during fiscal 2006.

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
      At March 31, 2006, the Bank’s approved credit card lines amounted to $49.2 million. The total outstanding amount at March 31, 2006 is $6.0 million.
      Commercial Business Loans and Leases. The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2006, commercial business loans amounted to $205.0 million, or 5.4%, of the Bank’s total loans held for investment. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.
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
      The Bank’s general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but generally will require that the borrower obtain private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2006, the Bank had approximately $107.7 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.
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
      The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2006, the Bank was servicing $2.94 billion of loans for others.
      The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2006, approximately $29.4 million of mortgage loans were being serviced for the Bank by others.
      The following table shows the Bank’s consolidated total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Gross loans receivable at beginning of year(1)	$3,617,106	$3,300,989	$3,004,896
Loans originated for investment:
Single-family residential(2)	178,546	198,891	118,091
Multi-family residential	53,477	150,483	146,336
Commercial real estate	423,092	473,573	644,425
Construction and land	582,240	450,929	563,012
Consumer	198,804	193,564	217,576
Commercial business	231,179	262,929	261,841

Total originations	1,667,338	1,730,369	1,951,281

Repayments	(1,355,674)	(1,398,011)	(1,586,453)
Transfers of loans to held for sale	(94,129)	(6,024)	(40,259)

Net activity in loans held for investment	217,535	326,334	324,569

Loans originated for sale:
Single-family residential	534,304	541,613	1,223,757
Multi-family residential	132,462	63,632	105,968
Commercial	36,279	108,245	89,056
Transfers of loans from held for investment	94,129	6,024	40,259
Sales of loans	(701,897)	(729,731)	(1,447,257)
Loans converted into mortgage-backed securities	(94,129)	—	(40,259)

Net activity in loans held for sale	1,148	(10,217)	(28,476)

Gross loans receivable at end of period	$3,835,789	$3,617,106	$3,300,989

(1)	Includes loans held for sale and loans held for investment.

(2)	Includes single-family residential loans originated on an agency basis through the Mortgage Partnership Finance 100 Program of the Federal Home Loan Bank of Chicago.
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
      The interest income that would have been recorded during fiscal 2006 if the Bank’s non-accrual loans at the end of the period had been current in accordance with their terms during the period was $835,000. The amount of interest income attributable to these loans and included in interest income during fiscal 2006 was $308,000.
      The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank’s total loans held for investment at the dates indicated.

	March 31,

	2006		2005		2004

		% of		% of		% of
		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
30 to 59 days	$9,874	0.26%	$5,853	0.16%	$4,887	0.15%
60 to 89 days	733	0.02	714	0.02	10,941	0.33
90 days and over	13,529	0.35	14,450	0.40	16,355	0.50

Total	$24,136	0.63%	$21,017	0.58%	$32,183	0.98%

      There were three non-accrual loans with carrying values of $1.0 million or greater at March 31, 2006. For additional discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-Performing Assets” in Item 7. See also Notes 1 and 6 to the Consolidated Financial Statements in Item 8.
      Non-performing real estate held for development and sale. At March 31, 2006, there were no properties in non-performing real estate held for development and sale with a carrying value greater than $1.0 million. Non-performing real estate held for development and sale remained relatively constant during the fiscal year. For additional discussion of real estate held for development and sale that is not considered a part of non-performing assets, see the discussion under “Subsidiaries — Investment Directions, Inc.” and “— Nevada Investment Directions, Inc.” and Note 19 to the Consolidated Financial Statements in Item 8.
      Foreclosed properties. At March 31, 2006, the Bank had one foreclosed property with a net carrying value of $1.0 million or more. The property, with a carrying value of $1.0 million at March 31, 2006, was a commercial real estate property located in Illinois. Foreclosed properties and repossessed assets increased $734,000 during the fiscal year. This increase was not attributable to any one specific loan.
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
      At March 31, 2006, the Bank had $15.8 million of classified assets, including non-performing assets and certain other loans and assets meeting the criteria for classification. The criteria for the classification of assets comes from information causing management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and would indicate that such loans have the potential to be included as non-accrual, past due or impaired (as defined in SFAS No. 114) in future periods. However, no loss is anticipated at this time.
      As of March 31, 2006, the $15.8 million of classified assets mentioned above were all classified as substandard and there were no loans classified as doubtful, special mention or loss. At March 31, 2005, substandard assets amounted to $11.1 million, one loan was classified as doubtful with a balance of $5.3 million and no loans were classified as special mention or loss. The decrease of $565,000 in classified assets was attributable to the removal of one commercial business loan ($3.9 million in the aggregate) and one mortgage loan ($1.2 million in the aggregate). These decreases were partially offset by the addition of a multi-family real estate loan classified as substandard with a carrying value of $3.4 million. These loans are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-performing Assets” in Item 7.
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
      Additional discussion on the allowance for loan losses at March 31, 2006 has been presented as part of the discussion under “Allowance for Loan and Foreclosure Losses” in Management’s Discussion and Analysis, which is contained in Item 7.
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
      Securities not classified as held to maturity or trading are classified as available-for-sale. At March 31, 2006, all of the Corporation’s investment securities were so classified. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2006 and 2005, stockholders’ equity decreased $1.9 million (net of deferred income tax receivable of $1.3 million) and $3.4 million (net of deferred income tax receivable of $2.0 million), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ended March 31, 2006.
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
      The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,

	2006		2005		2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Available For Sale:
U.S. Government and federal agency obligations	$40,956	$40,813	$41,404	$41,320	$16,586	$16,586
Mutual fund	3,475	3,419	2,754	2,722	2,503	2,490
Corporate stock and other	5,359	5,289	7,823	8,013	9,583	10,438

	$49,790	$49,521	$51,981	$52,055	$28,672	$29,514

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
      At March 31, 2006, the amortized cost of the Corporation’s mortgage-related securities held to maturity amounted to $77,000, none of which are five- and seven-year balloon securities, and $77,000 are 10-, 15- and 30-year securities. Of the total held to maturity mortgage-related securities, $77,000 is insured or guaranteed by FNMA. The adjustable-rate securities included in the above totals for March 31, 2006, are $76,000.
      The fair value of the Corporation’s mortgage-related securities available for sale amounted to $247.4 million at March 31, 2006, of which $2.0 million are five- and seven-year balloon securities, $245.4 million are 10-, 15- and 30-year securities and of all of those securities, $112.1 million are adjustable-rate securities. Of the total available for sale mortgage-related securities, $101.7 million, $43.5 million and $61.4 million are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. Of the total of available for sale mortgage-related securities, $40.9 million are corporate securities and therefore not insured by one of the three foregoing agencies. The adjustable-rate securities included in the above totals for March 31, 2006, are $44.1 million, $15.0 million, $52.8 million and $203,000 for FNMA, FHLMC, GNMA and corporate, respectively.
      Mortgage-related securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2006, all mortgage-related securities held by the Corporation are either AAA rated or are guaranteed by the government. At March 31, 2006, $189.9 million of the Corporation’s mortgage-related securities available for sale were pledged to secure various obligations of the Corporation. The Corporation had no mortgage-backed securities held to maturity that were pledged to secure obligations of the Corporation at March 31, 2006.

      The table below sets forth information regarding the amortized cost and fair values of the Corporation’s mortgage-related securities at the dates indicated.

	March 31,

	2006		2005		2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(In thousands)
Available For Sale:
Agency CMO/ Remic’s	$48,161	$47,062	$49,741	$48,834	$38,592	$38,629
Corporate CMO’s	42,311	40,860	45,374	44,552	54,298	55,518
Mortgage-backed Securities	161,284	159,516	108,729	108,864	124,945	126,771

	251,756	247,438	203,844	202,250	217,835	220,918
Held To Maturity:
Agency CMO/ Remic’s	—	—	52	52	68	72
Mortgage-backed Securities	77	77	1,450	1,485	4,235	4,417

	$77	$77	$1,502	$1,537	$4,303	$4,489

Total Mortgage-Related Securities	$251,833	$247,515	$205,346	$203,787	$222,138	$225,407

      Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation’s mortgage-derivative securities are made up of collateralized mortgage obligations (“CMOs”), including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended (“Code”). At March 31, 2006, the Corporation had no mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $87.9 million at the same date.
      The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s mortgage-related securities at March 31, 2006, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	One to Five Years		Five to Ten Years		Over Ten Years

		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total

	(Dollars in thousands)
Available for Sale:
Mortgage-derivative securities	$29	7.33%	$4,954	4.89%	$82,939	4.50%	$87,922
Mortgage-backed securities	2,023	4.77	11,108	4.62	146,385	4.60	159,516

	2,052	4.81	16,062	4.70	229,324	4.56	247,438

Held to Maturity:
Mortgage-backed securities	—	0.00	40	7.14	37	4.51	77

	—	0.00	40	7.14	37	4.51	77

Mortgage-related securities	$2,052	4.81%	$16,102	4.71%	$229,361	4.56%	$247,515

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
      The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank’s liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2006, the Bank had $399.3 million in brokered deposits.
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
      The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2006.

		Over	Over	Over
		Six Months	One Year	Two Years
	Six Months	Through	Through	Through	Over
Interest Rate	and Less	One Year	Two Years	Three Years	Three Years	Total

	(In thousands)
0.00% to 2.99%	$226,750	$32,784	$8,522	$944	$89	$269,089
3.00% to 4.99%	662,638	526,013	295,982	70,970	28,736	1,584,339
5.00% to 6.99%	11,405	12,635	120,446	61	—	144,547
7.00% to 8.99%	—	—	—	—	—	—

	$900,793	$571,432	$424,950	$71,975	$28,825	$1,997,975

      At March 31, 2006, the Bank had $284.8 million of certificates greater than or equal to $100,000, of which $75.8 million are scheduled to mature in seven through twelve months and $80.2 million in over twelve months.
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
      From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2006 but may do so in the future.
      The Corporation has a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2006. At March 31, 2006 and 2005, the Corporation had drawn $64.1 million and $53.8 million under this line of credit, respectively. See Note 10 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.
      The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings (short-term and long-term) at the dates indicated.

	March 31,

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
FHLB advances	$770,588	3.89%	$720,428	3.42%	$755,328	3.56%
Other loans payable	91,273	6.31	73,181	4.57	76,231	3.11
      The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings at the dates and for the periods indicated.

	March 31,

	2006	2005	2004

	(In thousands)
Maximum month-end balance:
FHLB advances	$385,568	$188,740	$192,500
Other loans payable	95,759	73,181	76,231
Average balance:
FHLB advances	262,802	168,365	141,283
Other loans payable	86,541	68,670	53,083
Subsidiaries
      Investment Directions, Inc. IDI is a wholly-owned non-banking subsidiary of the Corporation that has invested in various limited partnerships (see Davsha and Oakmont partnerships below) and subsidiaries funded by borrowings from the Corporation. Because the Corporation has made substantially all of the initial capital investment in these partnerships and as a result bears substantially all the risks of ownership of these partnerships, such partnerships have been deemed variable interest entities (“VIE’s”) subject to the consolidation requirements of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). The application of FIN 46 results in the consolidation of assets, liabilities, income and expense of the partnerships into the Corporation’s financial statements. The portion of ownership and income that belongs to the other partner is reflected as minority interest so there is no effect on net income or shareholders’ equity. See Note 1 — Variable Interest Entities to the Consolidated Financial Statements in Item 8 for a detailed discussion of the financial statement effects of FIN 46.

      The following table sets forth certain selected financial data of IDI at and for the years ended March 31, 2006 and 2005.

	At or For the
	Year Ended
	March 31

	2006	2005

	(In thousands)
Cash and other assets	$7,072	$5,181
Loan receivables	3,011	5,810
Investments in consolidated partnerships and corporations:
California Investment Directions	1,542	2,476
Nevada Investment Directions	4,439	4,625
Indian Palms	13,160	15,588
Davsha	6,305	12,002
Oakmont	4,052	2,863
Total assets	39,581	48,545
Borrowings from the Corporation	25,784	31,794
Other liabilities	2,722	3,966
Shareholders’ equity	11,075	12,785
Interest income (expense)	(227)	337
Investment income (loss):
California Investment Directions	(224)	1,262
Nevada Investment Directions	(187)	86
Indian Palms	(74)	2,294
Davsha	(825)	8,015
Oakmont	(34)	(3)
Other income	232	207
Operating expenses	(273)	(300)
Income tax (expense) benefit	59	(3,970)
Net income	(1,553)	7,928
Note: Investments in partnerships and corporations, borrowings from the Corporation and investment income are eliminated for the Corporation’s consolidated financial statement of condition and operations.
      California Investment Directions, Inc. CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. Davsha and its subsidiaries invest in VIE’s which are subject to FIN 46 treatment. The loss at CIDI in 2006 was the result of decreased sale activity at Davsha and its subsidiaries. See “Davsha, LLC” below for a discussion of the effects of FIN 46 on the financial statements of Davsha and its subsidiaries as well as a discussion of VIE’s in Note 1 to the Consolidated Financial Statements in Item 8.
      Nevada Investment Directions, Inc. NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. Oakmont invests in a VIE, Chandler Creek, which is subject to FIN 46 treatment. The loss in 2006 was the result of operating costs at Oakmont without commercial property sales at Chandler Creek to offset costs.
      S&D Indian Palms, Ltd. Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha, LLC which in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to outside parties. The loss at Indian Palms in 2006 was the result of decreased lot sales to Davsha.
      Davsha, LLC. Davsha is a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California where it purchased land from Indian Palms and develops residential housing for sale. Davsha has eight wholly owned non-banking subsidiaries, Davsha II, Davsha III, Davsha IV, Davsha V, Davsha VI, Davsha VII, Davsha VIII and Davsha IX. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Since each of the eight Davsha subsidiaries exercise significant influence over the operations of their respective partnerships, the assets, liabilities, income and expense are consolidated with the financial statements of each of the respective Davsha’s, per FIN 46. The loss in 2006 was the result of decreased sale activity at the Davsha subsidiaries. During fiscal 2005, 229 lots were sold to a third party which resulted in approximately $5.4 million of net income after tax.
      Oakmont. Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The original project consisted of four office warehouse buildings totaling 163,000 square feet and vacant land of approximately 135 acres. During the fiscal year ended March 31, 2005, the Chandler Creek partnership sold one building for $3.2 million. The loss in 2006 was the result of operating costs at Oakmont without commercial property sales at Chandler Creek to offset costs. The remaining three buildings are currently 100% leased. Phase II of the project consists of eleven buildings totaling 145,500 square feet and is expected to be completed in May 2006. An additional 10 acres of land was purchased in fiscal 2006. Because Oakmont made substantially all of the initial capital investment in Chandler Creek and bears substantially all the risks of ownership, the assets, liabilities, income and expense of that partnership are consolidated with the financial statements of Oakmont, per FIN 46.
      Together, IDI, CIDI, NIDI, Indian Palms, Davsha, and Oakmont represent the real estate investment segment of the Corporation’s business. At March 31, 2006, the majority of this segment was classified as real estate held for development and sale on the Corporation’s consolidated financial statements. Minority interest of the partnerships is reported as a mezzanine item below liabilities and above stockholders’ equity. The components of income from operations of the real estate investment subsidiaries that are consolidated in accordance with FIN 46 are reported in real estate investment partnership revenue, real estate investment partnership cost of sales, other expenses from real estate partnership operations, and minority interest in net income of real estate partnership operations. Net income of IDI’s wholly owned subsidiary, Indian Palms (which is not subject to FIN 46 treatment) is reported in other revenue (expense) from real estate operations. For further discussion of the real estate held for development and sale segment, see Note 19 to the Corporation’s Consolidated Financial Statements in Item 8.
      The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2006, IDI had extended $15.3 million to Indian Palms, $0 to CIDI and $3.9 million to Oakmont as compared to $17.6 million to Indian Palms, $860,000 to CIDI and $2.8 million to Oakmont at March 31, 2005. These amounts are eliminated in consolidation.
      In addition, IDI has invested in a heavy industrial battery charger manufacturer, Power Designers, Inc. The investment in Power Designers was made to potentially recover loans written off by the Bank in the past. The level of borrowings determines the ownership interest in future earnings of Power Designers, Inc. such that, for every $25,000 advanced under the line of credit, IDI gains an additional .455% of ownership interest up to a maximum ownership level of 58.0%. At March 31, 2006, IDI had extended lines of credit of $1.8 million, of a maximum line of credit of $1.9 million, to Power Designers for operations and production which resulted in an ownership interest of 57.4% of Power Designers by IDI. The activity of Power Designers is not consolidated in IDI, but rather IDI’s portion of the net income of Power Designers ($17,000 in fiscal 2006) is recorded under the equity method.

      At March 31, 2006, the Corporation had extended $25.8 million to IDI to fund various partnership and subsidiary investments. This represents a decrease of $6.0 million from borrowings of $31.8 million at March 31, 2005. These amounts are eliminated in consolidation.
      At March 31, 2005, the Corporation had extended $96,000 to NIDI to fund various partnership investments. NIDI had no borrowings from the Corporation of as of March 31, 2006.
      Anchor Investment Services, Inc. AIS is a wholly owned subsidiary of the Bank that offers fixed and variable annuities as well as mutual funds to its customers and members of the general public. AIS also processes stock and bond trades and provides credit life and disability insurance services to the Bank’s consumer and mortgage loan customers as well as some group and individual coverage. For the year ended March 31, 2006, AIS had net income of $577,000 as compared to net income of $54,000 for the year ended March 31, 2005. The Bank’s investment in AIS amounted to $726,000 at March 31, 2006 as compared to $150,000 at March 31, 2005. As of April 1, 2006, AIS became a division of the Bank and therefore will no longer be considered a subsidiary in the future.
      ADPC Corporation. ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2006 amounted to $467,000 as compared to $445,000 at March 31, 2005. ADPC had net income of $21,000 for the year ended March 31, 2006 as compared to net income of $20,000 for the year ended March 31, 2005.
      Anchor Investment Corporation. AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $201.4 million at March 31, 2006 as compared to $266.7 million at March 31, 2005. AIC had net income of $5.6 million for the year ended March 31, 2006 as compared to $8.4 million for the year ended March 31, 2005. This reduction was due to the Bank’s election to reduce AIC’s asset base by eliminating intercompany borrowings because there is no longer a state tax benefit to holding securities in a non-Wisconsin based entity.
Employees
      The Corporation had 822 full-time employees and 164 part-time employees at March 31, 2006. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.
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
      As of March 31, 2006, the Bank was in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.96%, 7.96% and 10.48%, respectively.
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
      As of March 31, 2006, the Bank was “well capitalized.”
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
      Qualified Thrift Lender Test. A savings association can comply with the qualified thrift lender, or QTI, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTI test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTI test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTIs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At March 31, 2006, the amount of the Bank’s assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTI test.
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
      The deposit insurance assessment rate charged to each institution depends on the assessment risk classification assigned to each institution. Under the risk-classification system, each SAIF member is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “less than adequately capitalized,” as such terms are defined under the OTS’s prompt corrective action regulation (discussed above), except that “less than adequately capitalized” includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups: “healthy” (institutions that are financially sound with only a few minor weaknesses), “supervisory concern” (institutions with weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk to the SAIF) or “substantial supervisory concern” (institutions that pose a substantial probability of loss to the SAIF unless corrective action is taken). The FDIC places each institution into one of nine assessment risk classifications based on the institution’s capital group and supervisory subgroup classification. The matrix so created results in nine assessment risk classifications, with rates during fiscal 2006 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points per $100 of deposits for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the SAIF. The assessment rate for the first quarter of 2006 was .0128% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
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
      Brokered Deposits. The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $399.3 million of outstanding brokered deposits at March 31, 2006.
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
      Transactions With Affiliates Restrictions. Transactions between savings associations and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act and regulations thereunder. An affiliate of a savings association generally is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.
      In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on extensions of credit to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2006, the Bank was in compliance with the above restrictions.
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
      Recent Legislation. The U.S. Congress has passed legislation providing for deposit insurance reform, which became law with the signature of the President of the United States in February 2006. Under the legislation, the Bank Insurance Fund and Savings Association Insurance Fund maintained by the FDIC were merged on March 31, 2006; basic deposit insurance will remain at $100,000, with $250,000 in coverage for retirement accounts; deposit insurance coverage will be increased for inflation every five years beginning in 2011; and there will be a one-time aggregate assessment credit of $4.7 billion to banks and savings institutions in existence on December 31, 1996 that capitalized the FDIC in the 1990s. The legislation also gives the FDIC the flexibility to manage the merged deposit insurance fund and set the designated reserve ratio between 1.15 percent and 1.5 percent, as well as to make certain other changes.
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

Item 1A.	Risk Factors
      In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our results of operations are significantly dependent on economic conditions and related uncertainties.
      Commercial banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed in the immediately succeeding risk factor. Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations. We are particularly sensitive to changes in economic conditions and related uncertainties in Wisconsin and contiguous counties in Iowa, Minnesota and Illinois because we derive substantially all of our loans, deposits and other business from this area. Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Changes in interest rates could have a material adverse effect on our operations.
      The operations of financial institutions such as us are dependent to a large extent on net interest income, which is the difference between the interest income earned on interest-earning assets such as loans and investment securities and the interest expense paid on interest-bearing liabilities such as deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted average yield earned on our interest-earning assets and the weighted average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Changes in interest rates also can affect our ability to originate loans; the value of our interest-earning assets and our ability to realize gains from the sale of such assets; our ability to obtain and retain deposits in competition with other available investment alternatives; the ability of our borrowers to repay adjustable or variable rate loans; and the fair value of the derivatives carried on our balance sheet, derivative hedge effectiveness testing and the amount of ineffectiveness recognized in our earnings. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we believe that the estimated maturities of our interest-earning assets currently are well balanced in relation to the estimated maturities of our interest-bearing liabilities (which involves various estimates as to how changes in the general level of interest rates will impact these assets and liabilities), there can be no assurance that our profitability would not be adversely affected during any period of changes in interest rates.

There are increased risks involved with multi-family residential, commercial real estate, commercial business and consumer lending activities.
      Our lending activities include loans secured by existing multi-family residential and commercial real estate. In addition, we originate loans for the construction of multi-family residential real estate and land acquisition and development loans. Multi-family residential, commercial real estate and construction lending generally is considered to involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful completion or operation of the project for repayment, the difficulties in estimating construction costs and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at stated maturity. Our lending activities also include commercial business loans and leases to small to medium businesses, which generally are secured by various equipment, machinery and other corporate assets, and a wide variety of consumer loans, including home improvement loans, home equity loans, education loans and loans secured by automobiles, boats, mobile homes, recreational vehicles and other personal property. Although commercial business loans and leases and consumer loans generally have shorter terms and higher interests rates than mortgage loans, they generally involve more risk than mortgage loans because of the nature of, or in certain cases the absence of, the collateral which secures such loans.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.
      We have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

We are subject to extensive regulation which could adversely affect our business and operations.
      We and the Bank are subject to extensive federal governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we and our subsidiaries are subject to changes in laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect the business and operations of us and our subsidiaries in the future.

We face strong competition which may adversely affect our profitability.
      We are subject to vigorous competition in all aspects and areas of our business from banks and other financial institutions, including savings and loan associations, savings banks, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. We also compete with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers. Certain of our competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems and a wider array of commercial banking services. Competition from both bank and non-bank organizations will continue.

Our ability to successfully compete may be reduced if we are unable to make technological advances.
      The banking industry is experiencing rapid changes in technology. In addition to improving customer services, effective use of technology increases efficiency and enables financial institutions to reduce costs. As a result, our future success will depend in part on our ability to address our customers’ needs by using technology. We cannot assure you that we will be able to effectively develop new technology-driven products and services or be successful in marketing these products to our customers. Many of our competitors have far greater resources than we have to invest in technology.

We and our banking subsidiary are subject to capital and other requirements which restrict our ability to pay dividends.
      Our ability to pay dividends to our shareholders depends to a large extent upon the dividends we receive from the Bank. Dividends paid by the Bank are subject to restrictions under federal laws and regulations. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders.

Holders of our common stock have no preemptive rights and are subject to potential dilution.
      Our certificate of incorporation does not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.

Item 1B.	Unresolved Staff Comments.
      None

Item 2.	Properties
      At March 31, 2006, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 58 other full-service offices and two loan origination offices. The Bank owns 41 of its full-service offices, leases the land on which five such offices are located, and leases the remaining 18 full-service offices. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2006 and 2029. The aggregate net book value at March 31, 2006 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $22.6 million. See Note 8 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment.

Item 3.	Legal Proceedings
      The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders
      During the fourth quarter of the fiscal year ended March 31, 2006, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
      The Corporation’s Common Stock is traded on the Nasdaq Stock Market, National Market under the symbol “ABCW”. At March 31, 2006, there were approximately 2,500 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.
Shareholders’ Rights Plan
      On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one “Right” for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and American Stock Transfer Company, as Rights Agent, which is filed as Exhibit 4.2 to this report.

Quarterly Stock Price and Dividend Information
      The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2006 and 2005.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2006	$32.780	$29.250	$0.160
December 31, 2005	32.400	25.740	0.160
September 30, 2005	32.980	29.010	0.160
June 30, 2005	30.950	25.970	0.135

March 31, 2005	$29.420	$26.500	$0.125
December 31, 2004	29.750	25.150	0.125
September 30, 2004	26.730	24.520	0.125
June 30, 2004	27.130	23.940	0.110
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

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs(1)

January 1 – January 31, 2006	—	$—	—	1,519,360
February 1 – February 28, 2006	—	—	—	1,519,360
March 1 – March 31, 2006	—	—	—	1,519,360

Total	—	$—	—	1,519,360

(1)	Effective November 7, 2005, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.10 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares are held as treasury stock and are available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Item 6.	Selected Financial Data
      The following information at and for the years ended March 31, 2006, 2005, 2004 and 2003 has been derived from the Corporation’s historical audited consolidated financial statements for those years, as restated for the years ended March 31, 2004 and 2003, and the financial information at and for the year ended March 31, 2002 has been derived from the Corporation’s unaudited financial statements for that year, as restated.

	At or For Year Ended March 31,

			2004	2003	2002
	2006	2005	(As Restated)	(As Restated)	(As Restated)

	(Dollars in thousands, except per share data)
Operations Data:
Interest income	$238,550	$199,979	$190,262	$209,605	$225,701
Interest expense	105,846	79,276	79,907	92,856	128,454
Net interest income	132,704	120,703	110,355	116,749	97,247
Provision for loan losses	3,900	1,579	1,950	1,800	2,485
Real estate investment partnership revenue	33,974	106,095	47,708	—	—
Other non-interest income	33,002	28,769	38,168	31,236	19,597
Real estate investment partnership cost of sales	28,509	74,875	34,198	—	—
Other non-interest expenses	89,938	87,700	80,061	68,004	59,531
Minority interest in income of real estate partnership operations	1,723	13,546	4,063	—	—
Income taxes	30,927	29,532	29,119	29,528	19,672
Net income	44,683	48,335	46,840	48,653	35,156
Earnings per share:
Basic	2.07	2.14	2.05	2.03	1.54
Diluted	2.03	2.10	2.00	1.98	1.50
Balance Sheet Data:
Total assets	$4,275,140	$4,050,456	$3,806,545	$3,535,309	$3,504,674
Investment securities	49,521	52,055	29,514	100,190	73,740
Mortgage-related securities	247,515	203,752	225,221	248,749	285,586
Loans receivable held for investment, net	3,614,265	3,414,608	3,066,812	2,770,988	2,627,248
Deposits	3,040,217	2,873,533	2,609,686	2,580,767	2,561,825
Notes payable to FHLB	770,588	720,428	755,328	554,268	569,500
Other borrowings	91,273	73,181	76,231	41,548	52,090
Stockholders’ equity	321,025	310,678	297,707	289,692	275,110
Shares outstanding	21,854,303	22,319,513	22,954,535	23,942,858	24,950,258
Other Financial Data:
Book value per share at end of period	$14.69	$13.92	$12.97	$12.10	$11.03
Dividends paid per share	0.62	0.49	0.43	0.36	0.32
Dividend payout ratio	29.95%	22.90%	20.98%	17.86%	20.94%
Yield on earning assets	6.05	5.41	5.53	6.36	7.15
Cost of funds	2.80	2.25	2.43	2.94	4.29
Interest rate spread	3.25	3.16	3.10	3.42	2.86
Net interest margin	3.36	3.27	3.21	3.54	3.08
Return on average assets	1.08	1.24	1.29	1.39	1.07
Return on average equity	14.16	15.69	15.91	17.05	14.25
Average equity to average assets	7.62	7.92	8.11	8.17	7.52

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Restatement
      In June 2005, the Corporation restated its consolidated financial statements for the years ended March 31, 2002 to March 31, 2004 and each of the quarters of the year ended March 31, 2004 and the first three quarters of the year ended March 31, 2005. This determination was in connection with the Corporation’s accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) Program of the Federal Home Loan Bank of Chicago (“FHLB”).
      The Corporation has participated in the MPF program by originating loans on an agency basis through the MPF 100 Program, but has determined that it incorrectly accounted for these transactions as sales of loans under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). The correction of this accounting required the Corporation to reverse gains on agency loan sales related to the MPF program and to remove from its consolidated balance sheet related mortgage servicing rights previously included in “Accrued interest on investments and loans and other assets.” The Corporation’s operating results were also adjusted to remove from loan servicing income the amortization expense and impairment charges associated with the de-recognized mortgage servicing rights and to reflect the tax consequences of the adjusted pre-tax income. Finally, the Corporation has reported as a separate line item in its consolidated statements of income credit enhancement income. Previously, this income was included in loan servicing income. The effect of these accounting changes was to reduce net income by $1,211,000, $910,000 and $529,000 for the years ended March 31, 2002, 2003 and 2004, respectively.
      See Note 2 to the Consolidated Financial Statements included in Item 8 for a summary of the effects of these changes on the Corporation’s consolidated statements of income for the year ending March 31, 2004. The accompanying Management’s Discussion and Analysis gives effect to the restated financial statements.

      Subsequent to year end, the Corporation adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 is effective for the first fiscal year beginning after September 15, 2006. FAS 156 is effective for the Corporation beginning April 1, 2007, with early adoption permitted. The Corporation has chosen to adopt FAS 156 as of April 1, 2006. FAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of.
Segment Review
      The Corporation’s primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments and consumers and the support to deliver, fund and manage such banking services. The Corporation’s real estate segment invests in real estate developments.
      The Corporation’s profitability is predominantly dependent on net interest income, non-interest income, the level of the provision for loan losses, non-interest expense and taxes of its community banking segment. The following table sets forth the results of operations of the Corporation’s segments for the periods indicated.

	Year Ended March 31, 2006

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$341	$239,846	$(1,637)	$238,550
Interest expense	1,599	105,884	(1,637)	105,846

Net interest income (loss)	(1,258)	133,962	—	132,704
Provision for loan losses	—	3,900	—	3,900

Net interest income (loss) after provision for loan losses	(1,258)	130,062	—	128,804
Real estate investment partnership revenue	33,974	—	—	33,974
Other revenue from real estate operations	5,304	—	—	5,304
Other income	—	27,817	(119)	27,698
Real estate investment partnership cost of sales	(28,509)	—	—	(28,509)
Other expense from real estate partnership operations	(9,579)	—	119	(9,460)
Minority interest in income of real estate partnerships	(1,723)	—	—	(1,723)
Other expense	—	(80,478)	—	(80,478)

Income before income taxes	(1,791)	77,401	—	75,610
Income tax expense	(182)	31,109	—	30,927

Net income	$(1,609)	$46,292	$—	$44,683

Total Assets	$76,026	$4,199,114	$—	$4,275,140

	Year Ended March 31, 2005

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$435	$200,723	$(1,179)	$199,979
Interest expense	1,144	79,311	(1,179)	79,276

Net interest income (loss)	(709)	121,412	—	120,703
Provision for loan losses	—	1,579	—	1,579

Net interest income (loss) after provision for loan losses	(709)	119,833	—	119,124
Real estate investment partnership revenue	106,095	—	—	106,095
Other revenue from real estate operations	5,256	—	—	5,256
Other income	—	23,632	(119)	23,513
Real estate investment partnership cost of sales	(74,875)	—	—	(74,875)
Other expense from real estate partnership operations	(9,782)	—	119	(9,663)
Minority interest in income of real estate partnerships	(13,546)	—	—	(13,546)
Other expense	—	(78,037)	—	(78,037)

Income before income taxes	12,439	65,428	—	77,867
Income tax expense	4,759	24,773	—	29,532

Net income	$7,680	$40,655	$—	$48,335

Total Assets	$80,610	$3,969,846	$—	$4,050,456

	Year Ended March 31, 2004
	(As Restated)

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$325	$190,262	$(325)	$190,262
Interest expense	274	79,907	(274)	79,907

Net interest income (loss)	51	110,355	(51)	110,355
Provision for loan losses	—	1,950	—	1,950

Net interest income (loss) after provision for loan losses	51	108,405	(51)	108,405
Real estate investment partnership revenue	47,383	—	325	47,708
Other revenue (expense) from real estate operations	6,343	—	—	6,343
Other income	—	31,825	—	31,825
Real estate investment partnership cost of sales	(34,198)	—	—	(34,198)
Other expense from real estate partnership operations	(9,939)	—	(274)	(10,213)
Minority interest in income of real estate partnerships	(4,063)	—	—	(4,063)
Other expense	—	(69,848)	—	(69,848)

Income before income taxes	5,577	70,382	—	75,959
Income tax expense	1,903	27,216	—	29,119

Net income	$3,674	$43,166	$—	$46,840

Total Assets	$80,136	$3,726,409	$—	$3,806,545
Results of Operations
Comparison of Years Ended March 31, 2006 and 2005
      General. Net income decreased $3.6 million to $44.7 million in fiscal 2006 from $48.3 million in fiscal 2005. The primary component of this decrease in earnings for fiscal 2006, as compared to fiscal 2005, was a $67.9 million decrease in non-interest income, primarily due to a $72.1 million decrease in income from the Corporation’s real estate segment. These decreases were partially offset by a decrease in non-interest expense of $44.1 million, due primarily to a $46.6 million decrease attributable to the Corporation’s real estate segment, and a decrease in minority interest in income of real estate partnership operations of $11.8 million. The decrease in income of the real estate segment was due to the result of the one-time sale of 229 lots to a third party which resulted in approximately $5.4 million of net income after tax in fiscal 2005. The returns on average assets and average stockholders’ equity for fiscal 2006 were 1.08% and 14.16%, respectively, as compared to 1.24% and 15.69%, respectively, for fiscal 2005.
      Net Interest Income. Net interest income increased by $12.0 million during fiscal 2006 due to a larger increase in the volume of interest-earning assets compared to the increase in the volume of interest-bearing liabilities coupled with a greater increase in the yields earned on interest-earning assets as compared to the increase in the rates paid on interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.94 billion and $3.78 billion in fiscal 2006, respectively, from $3.69 billion and $3.53 billion, respectively, in fiscal 2005. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04% in fiscal 2006 from 1.05% in fiscal 2005. The average yield on interest-earning assets (6.05% in fiscal 2006 versus 5.41% in fiscal 2005) increased, as did the average cost on interest-bearing liabilities (2.80% in fiscal 2006 versus 2.25% in fiscal 2005). The net interest margin increased to 3.36% in fiscal 2006 from 3.27% in fiscal 2005 and the interest rate spread increased to 3.25% from 3.16% in fiscal 2006 and 2005, respectively. The increase in interest rate spread was reflective of an increase in the yields on loans, which was slightly offset by a smaller increase in the cost of funds as interest rates rise. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/ Volume Analysis” below. The analysis indicates that the increase of $12.0 million in net interest income stemmed from net rate/volume increases in interest-earning assets of $38.6 million offset by the net rate/volume increases of interest-bearing liabilities of $26.6 million.
      Provision for Loan Losses. The provision for loan losses increased $2.3 million from $1.6 million in fiscal 2005 to $3.9 million in fiscal 2006 based on management’s ongoing evaluation of asset quality. Although there was an increase in net charge-offs of $11.0 million in fiscal 2006, primarily due to increased commercial business loan charge-offs, there was a decrease in non-accrual loans, particularly in commercial business loans. The Corporation’s allowance for loan losses decreased $10.8 million from $26.4 million at March 31, 2005 to $15.6 million at March 31, 2006. The allowance for loan losses represented 0.41% of total loans at March 31, 2006, as compared to 0.73% of total loans at March 31, 2005. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”
      During fiscal 2006, the Corporation revised the methodology used to allocate the loan loss allowance. A specific reserve is now placed on substandard loans rather than utilizing more general reserves as in the past. The categories of performing loans were also analyzed and qualitative factors were adjusted based on collateral and other risk factors. Management believes this change to the loan loss allocation method will be more indicative and consistent with the performance of the respective portfolios in the future.
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
      Non-interest Income. Non-interest income decreased $67.9 million to $67.0 million for fiscal 2006 compared to $134.9 million for fiscal 2005 primarily due to the decrease of income from the Corporation’s real estate segment of $72.1 million for fiscal 2006. The decrease in income of the real estate segment was due to the result of the one-time sale of 229 lots to a third party in fiscal 2005. In addition, net gain on sale of investments and mortgage-related securities decreased $1.2 million. Such gains are subject to significant inter-period variations due to changes in market and economic conditions. Partially offsetting these decreases were increases in other categories. Other non-interest income, which includes a variety of loan fee and other miscellaneous fee income, increased $2.1 million mainly due to an increase in commercial and mortgage fee income. Net gain on sale of loans increased $1.2 million, loan servicing income increased $892,000, service charges on deposits increased $722,000, insurance commissions increased $425,000 and credit enhancement income increased $104,000.
      Non-interest Expense. Non-interest expense decreased $44.2 million to $118.4 million for fiscal 2006 compared to $162.6 million for fiscal 2005 primarily due to the decrease of real estate investment partnership cost of sales of $46.4 million. In addition, other expenses decreased $1.3 million mainly due to a decrease in telephone expense, contributions and legal fees, and other expense from real estate partnership operations decreased $203,000. These decreases were offset by an increase in compensation expense of $2.3 million largely due to an increase in insurance and other benefits.and an increase in data processing expense of $829,000. In addition, occupancy increased $355,000, furniture and equipment increased $260,000 and marketing increased $25,000.

      Real Estate Segment. Net income generated by the real estate segment decreased $9.3 million for fiscal 2006 to a loss of $1.6 million from net income of $7.7 million in fiscal 2005. The primary reason for the decrease for fiscal 2006 was a decrease of $72.1 million in partnership sales which was offset in part by a $46.4 million decrease in real estate investment cost of sales, an $11.8 million decrease in minority interest in income of real estate partnerships and a $4.9 million decrease in income tax expense. Partnership sales and cost of sales decreased significantly as the result of the one-time sale of 229 lots to a third party which resulted in approximately $5.4 million of net income after tax in fiscal 2005. Future sales revenues are based on the interest rate environment. Therefore, management cannot predict future activity.
      Minority Interests. Minority interest in income of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such minority interest decreased $11.8 million from $13.5 million in fiscal 2005 to $1.7 million in fiscal 2006. The decrease was primarily due to the decrease of partnership sales and cost of sales.
      For more information on the effects of the implementation of FIN 46 on the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.
      Income Taxes. Income tax expense increased $1.4 million for fiscal 2006 as compared to fiscal 2005. The effective tax rate for fiscal 2006 was 40.90% as compared to 37.93% for fiscal 2005. In fiscal 2005, the Corporation reached an agreement with the Wisconsin Department of Revenue to pay Wisconsin tax on the income of AIC, its Nevada investment subsidiary. In fiscal 2005, AIC recorded $1.1 million in state tax expense which was partially offset by a reduction in federal tax expense of $400,000. In addition, a state tax payment of $600,000 was made in fiscal 2004, which was partially offset by an additional Federal tax benefit of $200,000 for fiscal 2005. The Corporation was able to recover $1.2 million of previously booked federal and state tax provisions. See Note 13 to the Consolidated Financial Statements included in Item 8.
Comparison of Years Ended March 31, 2005 and 2004
      General. Net income increased $1.5 million to $48.3 million in fiscal 2005 from $46.8 million in fiscal 2004. The primary component of this increase in earnings for fiscal 2005, as compared to fiscal 2004, was a $49.0 million increase in non-interest income, primarily due to a $57.3 million increase in income from the Corporation’s real estate segment. The increase in income from the real estate segment was mainly due to the one-time sale of 229 lots to a third party which resulted in approximately $5.4 million of net income after tax in fiscal 2005. In addition, there was an increase of $10.7 million in net interest income after the provision for loan losses. These increases were partially offset by an increase in non-interest expense of $48.3 million, due primarily to a $40.7 million increase attributable to the Corporation’s real estate segment and an increase in tax expense of $410,000. The returns on average assets and average stockholders’ equity for fiscal 2005 were 1.24% and 15.69%, respectively, as compared to 1.29% and 15.91%, respectively, for fiscal 2004.
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
      Expense associated with regulatory actions amounted to approximately $1.0 million in fiscal 2005. Ongoing expense associated with compliance activities associated with these actions is estimated to amount to approximately $150,000 to $200,000 per year.
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
      Income Taxes. Income tax expense increased $410,000 for fiscal 2005 as compared to fiscal 2004. The effective tax rate for fiscal 2005 was 37.93% as compared to 38.34% for fiscal 2004. In fiscal 2005, the Corporation reached an agreement with the Wisconsin Department of Revenue to pay Wisconsin tax on the income of AIC, its Nevada investment subsidiary. In fiscal 2005, AIC recorded $1.1 million in state tax expense which was partially offset by a reduction in federal tax expense of $400,000. In addition, a state tax payment of $600,000 was made in fiscal 2004, which was partially offset by an additional Federal tax benefit of $200,000 for fiscal 2005. The Corporation was able to recover $1.2 million of previously booked federal and state tax provisions. See Note 13 to the Consolidated Financial Statements included in Item 8.
Fourth Quarter Results
      Net income for the fourth quarter of 2006 was $11.5 million, compared to $16.8 million for the fourth quarter of 2005. The results for the fourth quarter of 2006 generated an annualized return on average assets of 1.10% and an annualized return on average equity of 14.46%, compared to 1.68% and 21.13%, respectively, for the same period in 2005.
      Net interest income was $33.3 million for the three months ended March 31, 2006, an increase of $2.1 million from $31.2 million for the comparable period in 2005. The net interest margin was 3.35% for the fourth quarter of 2006 and 3.29% for the fourth quarter of 2005.
      Provision for loan losses was $1.5 million in the fourth quarter of 2006 compared to $165,000 in the fourth quarter of 2005. Net charge-offs were $1.1 million in the quarter ended March 31, 2006 compared to $1.2 million in the quarter ended March 31, 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality” section below for further analysis of the allowance for loan losses.
      Non-interest income was $13.9 million for the quarter ended March 31, 2006, a decrease of $45.8 million compared to $59.7 million for the quarter ended March 31, 2005. The majority of the decrease was attributable to a $47.2 million decrease in income from the Corporation’s real estate segment. The decrease in income from the real estate segment was the result of the one-time sale of 229 lots to a third party in the fourth quarter of fiscal 2005. Partially offsetting this decrease were increases in other categories. Loan servicing income increased $677,000 and net gain on sale of loans increased $585,000.
      Non-interest expense decreased $29.3 million to $26.3 million for the quarter ended March 31, 2006 from $55.6 million for the quarter ended March 31, 2005 primarily due to a $27.2 million decrease in real estate investment partnership cost of sales. In addition, other expense decreased $1.2 million and compensation expense decreased $954,000.
      Income tax expense for the three months ended March 31, 2006 decreased $1.8 million to $8.0 million compared to $9.8 million for the same period in 2005. The effective tax rate was 41.0% and 36.7% for the quarter ended March 31, 2006 and 2005, respectively.
Net Interest Income Information
      Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread and Margin. The following table shows the Corporation’s average balances, interest, average rates, the spread between the combined average rates earned on interest-earning assets and average cost of interest-bearing liabilities, net interest margin, which represents net interest income as a percentage of average interest-earning assets, and the ratio of average interest-earning assets to average interest-bearing liabilities for the years indicated. The average balances are derived from average daily balances.
Average Balance Sheets

	Year Ended March 31,

	2006			2005			2004

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

							(As Restated)
	(Dollars in thousands)
Interest-earning Assets
Mortgage loans	$2,685,676	$165,317	6.16%	$2,507,113	$140,616	5.61%	$2,301,716	$132,890	5.77%
Consumer loans	613,548	40,547	6.61	563,111	33,568	5.96	522,374	32,150	6.15
Commercial business loans	193,618	14,140	7.30	171,545	10,166	5.93	142,640	7,791	5.46

Total loans receivable(1)(2)	3,492,842	220,004	6.30	3,241,769	184,350	5.69	2,966,730	172,831	5.83
Mortgage-related securities(3)	261,497	11,548	4.42	211,096	8,608	4.08	205,253	9,260	4.51
Investment securities(3)	45,472	1,714	3.77	50,795	1,126	2.22	103,656	1,742	1.68
Interest-bearing deposits	98,933	3,349	3.39	126,751	2,013	1.59	80,544	845	1.05
Federal Home Loan Bank stock	45,083	1,935	4.29	63,413	3,882	6.12	84,544	5,584	6.60

Total interest-earning assets	3,943,827	238,550	6.05	3,693,824	199,979	5.41	3,440,727	190,262	5.53
Non-interest-earning assets	198,655			194,062			190,488

Total assets	$4,142,482			$3,887,886			$3,631,215

Interest-bearing Liabilities
Demand deposits	$777,645	11,233	1.44	$734,035	4,695	0.64	$756,667	3,266	0.43
Regular passbook savings	230,382	1,000	0.43	247,048	1,058	0.43	226,483	1,077	0.48
Certificates of deposit	1,963,651	64,317	3.28	1,742,034	45,694	2.62	1,625,525	49,661	3.06

Total deposits	2,971,678	76,550	2.58	2,723,117	51,447	1.89	2,608,675	54,004	2.07
Short-term borrowings	268,098	9,918	3.70	205,913	7,261	3.53	177,510	6,606	3.72
Long-term borrowings	536,722	19,378	3.61	599,054	20,568	3.43	504,234	19,297	3.83

Total interest-bearing liabilities	3,776,498	105,846	2.80	3,528,084	79,276	2.25	3,290,419	79,907	2.43

Non-interest-bearing liabilities	50,441			51,765			46,327

Total liabilities	3,826,939			3,579,849			3,336,746
Stockholders’ equity	315,543			308,037			294,469

Total liabilities and stockholders’ equity	$4,142,482			$3,887,886			$3,631,215

Net interest income/ interest rate spread(4)		$132,704	3.25%		$120,703	3.16%		$110,355	3.10%

Net interest-earning assets	$167,329			$165,740			$150,308

Net interest margin(5)			3.36%			3.27%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.05			1.05

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
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

	Increase (Decrease) for the Year Ended March 31,

	2006 Compared To 2005				2005 Compared To 2004

			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net

	(In thousands)
Interest-earning Assets
Mortgage loans	$13,710	$10,015	$976	$24,701	$(3,794)	$11,859	$(339)	$7,726
Consumer loans	3,645	3,007	327	6,979	(1,010)	2,507	(79)	1,418
Commercial business loans	2,362	1,308	304	3,974	662	1,579	134	2,375

Total loans receivable(1)(2)	19,717	14,330	1,607	35,654	(4,142)	15,945	(284)	11,519
Mortgage-related securities(3)	714	2,055	171	2,940	(891)	264	(25)	(652)
Investment securities(3)	789	(118)	(83)	588	555	(888)	(283)	(616)
Interest-bearing deposits	2,278	(442)	(500)	1,336	434	485	249	1,168
Federal Home Loan Bank stock	(1,160)	(1,122)	335	(1,947)	(408)	(1,396)	102	(1,702)

Total net change in income on interest-earning assets	22,338	14,703	1,530	38,571	(4,452)	14,410	(241)	9,717
Interest-bearing Liabilities
Demand deposits	5,908	279	351	6,538	1,574	(98)	(47)	1,429
Regular passbook savings	14	(71)	(1)	(58)	(107)	98	(10)	(19)
Certificates of deposit	11,364	5,813	1,446	18,623	(7,023)	3,559	(503)	(3,967)

Total deposits	17,286	6,021	1,796	25,103	(5,556)	3,559	(560)	(2,557)
Short-term borrowings	356	2,193	108	2,657	(348)	1,055	(52)	655
Long-term borrowings	1,060	(2,140)	(110)	(1,190)	(1,986)	3,627	(370)	1,271

Total net change in expense on interest-bearing liabilities	18,702	6,074	1,794	26,570	(7,890)	8,241	(982)	(631)

Net change in net interest income	$3,636	$8,629	$(264)	$12,001	$3,438	$6,169	$741	$10,348

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Financial Condition
      General. Total assets of the Corporation increased $224.7 million, or 5.55%, from $4.05 billion at March 31, 2005 to $4.28 billion at March 31, 2006. This increase was primarily all attributable to a $200.8 million increase in loans, which was funded primarily by a net increase in deposits of $166.7 million.
      Mortgage-Related Securities. Mortgage-related securities (both available-for-sale and held-to-maturity) increased $43.8 million during the year due to (i) purchases of $35.2 million, (ii) the securitization of mortgage loans held for sale to mortgage-backed securities of $94.2 million, (iii) principal repayments and market value adjustments of $65.7 million and (iv) sales of $19.9 million. Mortgage-related securities consisted of $159.6 million of mortgage-backed securities ($159.5 million were available for sale and $77,000 were held to maturity) and $87.9 million of mortgage-derivative securities (all of which were available for sale) at March 31, 2006. The decrease in mortgage-related securities was largely due to the sale of a group of mortgage-backed securities that were sold to reach their maximum profit potential in relation to the changing interest rate environment. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.
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
      Loans Receivable. Total net loans increased $200.8 million during fiscal 2006 from $3.42 billion at March 31, 2005 to $3.62 billion at March 31, 2006. The activity included (i) originations of $2.37 billion, (ii) sales of $701.9 million, (iii) principal repayments and other reductions of $1.37 billion and (iv) the transfer of loans for securitization of mortgage-related securities of $94.1 million.
      During 2006, the Corporation originated $1.67 billion of loans for investment, as compared to $1.73 billion and $1.95 billion during fiscal 2005 and 2004, respectively. Of the $1.67 billion of loans originated for investment in fiscal 2006, $178.5 million or 10.7% was comprised of single-family residential loans, $476.6 million or 28.6% was comprised of multi-family residential and commercial real estate loans, $582.2 million or 34.9% was comprised of construction and land loans, $198.8 million or 11.9% was comprised of consumer loans and $231.2 million or 13.9% was comprised of commercial business loans. Single-family residential loans held by the Corporation for investment amounted to $785.4 million and $816.2 million at March 31, 2006 and 2005, respectively, which represented approximately 21% and 23% of gross loans held for investment in 2006 and 2005, respectively. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, increased $248.3 million or 8.9% from March 31, 2005 to March 31, 2006 but represent approximately 79% and 77% of gross loans held for investment at March 31, 2006 and 2005, respectively.
      Single-family residential loans originated for sale amounted to $534.3 million in fiscal 2006, as compared to $541.6 million and $1.22 billion in fiscal 2005 and fiscal 2004, respectively. This decrease was primarily attributable to the increasing interest rate environment in fiscal 2006. At March 31, 2006, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $5.5 million, as compared to $4.4 million at March 31, 2005.

      Non-Performing Assets. Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased to $15.7 million or 0.37% of total assets at March 31, 2006 from $15.9 million, or 0.39%, of total assets at March 31, 2005.
      Non-performing assets are summarized as follows for the dates indicated:

	At March 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Non-accrual loans:
Single-family residential	$2,856	$2,406	$3,247	$4,510	$4,505
Multi-family residential	4,214	—	—	444	187
Commercial real estate	3,398	4,894	8,764	1,776	2,212
Construction and land	—	—	—	—	168
Consumer	548	453	642	661	933
Commercial business	2,513	6,697	2,268	2,678	1,037

Total non-accrual loans	13,529	14,450	14,921	10,069	9,042
Real estate held for development and sale	—	—	—	49	74
Foreclosed properties and repossessed assets, net	2,192	1,458	2,422	1,535	1,475

Total non-performing assets	$15,721	$15,908	$17,343	$11,653	$10,591

Performing troubled debt restructurings	$—	$—	$2,649	$2,590	$403

Total non-accrual loans to total loans(1)	0.35%	0.40%	0.45%	0.34%	0.32%
Total non-performing assets to total assets	0.37	0.39	0.46	0.33	0.30
Allowance for loan losses to total loans(1)	0.41	0.73	0.87	1.00	1.11
Allowance for loan losses to total non-accrual loans	115.09	183.00	191.72	294.74	346.04
Allowance for loan and foreclosure losses to total non-performing assets	100.48	167.39	165.78	257.87	300.05

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
      Non-accrual loans decreased $921,000 in fiscal 2006 to $13.5 million at March 31, 2006. This decrease was largely attributable to a $4.2 million decrease in non-accrual commercial business loans as well as a decrease of $1.5 million in non-accrual commercial real estate loans. These decreases were partially offset by a $4.2 million increase in non-accrual multi-family residential loans. The decrease in non-accrual commercial business loans was largely attributable to the charge-off of one loan in the amount of $5.3 million. The decrease in non-accrual commercial real estate loans was attributable to one loan, which had a carrying value of $1.5 million at March 31, 2005 and was paid off. The increase in non-accrual multi-family residential loans was attributable to one loan in the amount of $3.4 million. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
      Foreclosed properties and repossessed assets increased $734,000 in fiscal 2006. This increase was not attributable any one property.
      At March 31, 2006 and 2005, there were no troubled debt restructurings.
      Potential Problem Loans. Management utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to the Bank’s Board of

Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” or “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31, 2006, loans classified as Special Mention, Substandard, Doubtful and Loss loans totaled $15.8 million compared to $16.4 million as of March 31, 2005, a decrease of $565,000. The decrease is in keeping with local and national economic conditions.
      Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulators, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to the Bank’s Board of Directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.
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
      To determine the level and composition of the loan loss allowance, the loan portfolio is broken out by categories of single-family residential, multi-family residential, commercial real estate, construction and land, consumer and commercial business. These categories are then further divided into performing and non-performing. Within the non-performing category, loans are classified as substandard, doubtful or loss. A five-year historical trend is developed for each category of loan outlined above to arrive at the historical loss level of each category. This historical ratio of loss reserves and other ratios are applied to the respective performing and non- performing categories of loans to arrive at the appropriate level of loss reserve for each loan category. For commercial business loans, a four-year historical trend is applied since that category has shown significant growth both in terms of overall balance and loss history associated with that growth. The Corporation has allocated all of its allowance for loan losses to specific categories as a result of its analysis of the loan portfolio. Also, within specific loan categories, certain loans may be identified for specific reserve allocations.
      Foreclosed properties are recorded at the lower of carrying or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.
      The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Year Ended March 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Allowance at beginning of year	$26,444	$28,607	$29,677	$31,065	$24,076
Purchase of Ledger Capital Corp.	—	—	—	—	8,438
Charge-offs:
Mortgage	(1,216)	(2,474)	(534)	(981)	(780)
Consumer	(584)	(822)	(788)	(696)	(726)
Commercial business	(13,275)	(1,174)	(2,314)	(1,840)	(2,584)

Total charge-offs	(15,075)	(4,470)	(3,636)	(3,517)	(4,090)

Recoveries:
Mortgage	155	426	295	163	10
Consumer	81	71	68	58	51
Commercial business	65	231	253	108	95

Total recoveries	301	728	616	329	156

Net charge-offs	(14,774)	(3,742)	(3,020)	(3,188)	(3,934)

Provision	3,900	1,579	1,950	1,800	2,485

Allowance at end of year	$15,570	$26,444	$28,607	$29,677	$31,065

Net charge-offs to average loans held for sale and for investment	(0.42)%	(0.12)%	(0.10)%	(0.12)%	(0.17)%

      Loan charge-offs were $15.1 million and $4.5 million for the fiscal years ending March 31, 2006 and 2005, respectively. Total charge-offs for the years ended March 31, 2006 and 2005 increased $10.6 million and $830,000 respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2006 was largely due to an increase of $12.1 million in commercial business charge-offs, which was offset in part by a $1.3 million decrease in mortgage loan charge-offs and a $238,000 decrease in consumer loan charge-offs. The increase in charge-offs for fiscal 2005 was largely due to an increase of $1.9 million in mortgage loan charge-offs as well as a $30,000 increase in consumer loan charge-offs, which were offset in part by a $1.1 million decrease in commercial business charge-offs. Recoveries decreased $427,000 from $728,000 in fiscal 2005 to $301,000 in fiscal 2006. Recoveries increased $110,000 during the fiscal year ended March 31, 2005.
      Management believes that the $11.0 million increase in net charge-offs for the year ended March 31, 2006 and the $720,000 increase in net charge-offs for the year ended March 31, 2005 do not represent an overall change in the quality of the loan portfolio. During fiscal 2006, management decided to charge off two large commercial credits totaling $11.6 million, which were appropriately reserved for in prior years. One was a $5.2 million commercial business loan secured by a computer software and consulting company located in Arizona. The other was a $6.4 million commercial loan secured by the assets of a stainless tank operation located in Southern Wisconsin. Management considers these charge-offs to be isolated instances and are outside of the historical loss experience.

      The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	As of March 31,

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2006	Loans	2005	Loans	2004	Loans	2003	Loans	2002	Loans

	(Dollars in thousands)
Allowance allocation:
Single-family residential	$489	20.51%	$997	22.59%	$904	22.69%	$2,101	24.31%	$2,639	30.20%
Multi-family residential	883	16.35	754	16.45	1,139	15.87	3,807	16.03	2,515	13.83
Commercial real estate	2,440	25.43	8,694	25.57	11,969	24.40	9,230	25.24	7,797	24.40
Construction and land	—	16.11	—	13.82	—	15.72	—	12.81	—	11.86
Consumer	1,410	16.25	2,921	16.36	2,206	16.55	2,151	16.97	1,986	15.38
Commercial business	10,348	5.35	13,078	5.21	12,389	4.77	12,388	4.64	12,117	4.33
Unallocated	—	—	—	—	—	—	—	—	4,011	—

Total allowance for loan losses	$15,570	100.00%	$26,444	100.00%	$28,607	100.00%	$29,677	100.00%	$31,065	100.00%

Allowance category as a percent of total allowance:
Single-family residential	3.14%		3.77%		3.16%		7.08%		8.50%
Multi-family residential	5.67		2.85		3.98		12.83		8.10
Commercial real estate	15.67		32.88		41.84		31.10		25.10
Construction and land	—		—		—		—		—
Consumer	9.06		11.05		7.71		7.25		6.39
Commercial business	66.46		49.46		43.31		41.74		39.01
Unallocated	—		—		—		—		12.91

Total allowance for loan losses	100.00%		100.00%		100.00%		100.00%		100.00%

      Although management believes that the March 31, 2006 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
      Deposits. Deposits increased $166.7 million during fiscal 2006 to $3.04 billion, of which $85.1 million was due to increases in certificates of deposit, $80.6 million was due to increases in money market accounts and $13.4 million was due to increases in interest bearing checking accounts. These increases were offset by a decrease of $17.6 million in passbook accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in fiscal 2006. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to $399.3 million at March 31, 2006, as compared to $357.3 million at March 31, 2005. The weighted average cost of deposits increased to 2.58% at fiscal year-end 2006 compared to 1.89% at fiscal year-end 2005.
      Borrowings. FHLB advances increased $50.2 million during fiscal 2006. At March 31, 2006, advances totaled $770.6 million and had a weighted average interest rate of 3.89% compared to advances of $720.4 million with a weighted average interest rate of 3.42% at March 31, 2005. Other loans payable increased $18.1 million from the prior fiscal year. Other loans payable consist of borrowings of the Corporation of $64.1 million, which was primarily for the purpose of the Corporation’s stock repurchase program, an increase of $10.3 million over March 31, 2005. In addition, borrowings by the partnerships of IDI’s subsidiaries were $27.2 million at March 31, 2006, an increase of $7.8 million over March 31, 2005. Per FIN 46, such borrowings are consolidated into the Corporation’s consolidated financial statements. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.
      Stockholders’ Equity. Stockholders’ equity at March 31, 2006 was $321.0 million, or 7.51% of total assets, compared to $310.7 million, or 7.67% of total assets at March 31, 2005. Stockholders’ equity increased during the year as a result of (i) comprehensive income of $42.8 million, which includes net income of $44.7 million and a decrease in net unrealized losses on available-for-sale securities included as a part of accumulated other comprehensive income of ($1.9 million), (ii) the exercise of stock options of $788,000, (iii) the purchase of stock by retirement plans of $1.4 million, and (iv) the tax benefit from certain stock options of $1.9 million. These increases were partially offset by (i) the repurchase of common stock of $23.3 million and (ii) the payment of cash dividends of $13.3 million.
Liquidity and Capital Resources
      On a parent-only basis at March 31, 2006, the Corporation’s commitments and debt service requirements consisted primarily of $64.1 million payable to U.S. Bank pursuant to a $100 million line of credit and $27.2 million of mortgage loans to subsidiaries of the Corporation secured by real estate held for development. The weighted average rate on the line of credit was 5.78% at March 31, 2006 and the line of credit matures in October 2006. Currently, the Corporation uses available funds primarily to fund common stock repurchase programs and loans to IDI and other non-bank subsidiaries, which amounted to $25.8 million at March 31, 2006.
      The Corporation’s principal sources of funds for it to meet its parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. During fiscal 2006, the Bank made dividend payments of $24.3 million to the Corporation, and at March 31, 2006 the Bank had $71.2 million available for dividends that could be paid to the Corporation without application for approval by (but with prior notice to) the OTS.
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
      The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2006, the Bank had $399.3 million of brokered deposits.
      In fiscal 2006, consolidated operating activities resulted in a net cash inflow of $43.3 million. Operating cash flows for fiscal 2006 included earnings of $44.7 million and $1.1 million of net cash paid from the origination and sale of mortgage loans held for sale.
      Consolidated investing activities in fiscal 2006 resulted in a net cash outflow of $252.2 million. Primary investing activities resulting in cash outflows were $182.0 million for the purchase of securities and $1.67 billion for the origination of loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $1.36 billion, proceeds of sales and maturities of investment securities of $170.0 million and $63.1 million of principal repayments received on mortgage-related securities.
      Consolidated financing activities resulted in a net cash inflow of $195.0 million in fiscal 2006, including a net increase in deposits of $161.4 million, a net increase in borrowings of $68.3 million and a cash outflow of $23.3 million for treasury stock purchases.

Contractual Obligations and Commitments
      At March 31, 2006, on a consolidated basis the Corporation had outstanding commitments to originate $95.2 million of loans and commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $345.1 million. See Note 15 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2006 amounted to $1.46 billion, and scheduled maturities of borrowings during the same period totaled $448.7 million. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.
      The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2006:

	Payment Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(Dollars in thousands)
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	19,262	1,549	3,042	2,605	12,066
VIE obligations	27,173	13,023	14,150	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$46,435	$14,572	$17,192	$2,605	$12,066

      At March 31, 2006, the Bank’s capital exceeded all capital requirements of the OTS as mandated by federal laws and regulations. See Note 11 to the Consolidated Financial Statements included in Item 8.

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
      The Corporation’s cumulative net gap position at March 31, 2006 for one year or less was a positive 14.05% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Competitive pressures for deposits have made time deposits sensitive to interest rates and may also affect transaction accounts, in particular, passbooks and money market accounts in the future.

      The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation’s interest rate sensitivity gap position at March 31, 2006.

	Interest Rate Sensitivity for the Periods Ended

								Fair Value
	03/31/07	03/31/08	03/31/09	03/31/10	03/31/11	Thereafter	Total(4)	03/31/06

	(Dollars in thousands)
Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$303,626	$139,479	$90,446	$62,422	$45,154	$118,206	754,090	$746,304
Average interest rate	6.21%	6.23%	6.20%	6.18%	6.17%	6.21%	6.20%
Mortgage loans — Variable(1)(2)	1,857,219	155,067	32,207	6,685	1,828	1,053	2,039,877	2,033,947
Average interest rate	6.52%	6.34%	6.35%	6.37%	6.29%	6.20%	6.50%
Consumer loans(1)	312,706	114,489	67,416	42,566	28,563	56,576	618,019	632,348
Average interest rate	7.22%	6.72%	6.81%	6.91%	6.98%	7.13%	7.04%
Commercial business loans(1)	143,586	27,654	16,439	9,168	3,705	3,133	202,279	196,407
Average interest rate	7.78%	7.38%	7.29%	7.26%	7.50%	8.52%	7.67%
Mortgage-related Securities(3)	59,860	36,477	27,769	22,152	17,928	87,648	251,834	239,646
Average interest rate	4.57%	4.57%	4.57%	4.57%	4.57%	4.57%	4.57%
Investment securities and other interest-earning assets(3)	139,595	7,897	7,897	6,338	4,778	14,333	180,838	179,650
Average interest rate	3.93%	4.56%	4.56%	4.56%	4.56%	4.56%	3.78%
Total rate sensitive loans(4)	2,617,137	436,689	206,508	120,841	79,250	178,968	3,614,265	3,613,968
Total rate sensitive assets	2,816,592	481,063	242,174	149,331	101,956	280,949	4,046,937	4,028,302
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	246,873	157,167	112,126	80,445	57,848	157,802	812,261	764,023
Average interest rate	1.96%	2.04%	2.06%	2.07%	2.06%	1.94%	2.00%
Time deposits(5)	1,472,056	424,771	72,176	22,578	6,394	0	1,997,975	1,992,700
Average interest rate	3.71%	4.45%	3.79%	4.01%	4.37%	0.00%	3.88%
Borrowings	496,828	265,044	79,865	14,979	4,599	545	861,860	849,576
Average interest rate	4.33%	3.75%	4.23%	4.08%	4.54%	4.90%	4.14%
Total rate sensitive liabilities	2,215,757	846,982	264,167	118,002	68,841	158,347	3,672,096	3,606,299
Interest sensitivity gap	$600,835	$(365,919)	$(21,993)	$31,329	$33,115	$122,602	$374,841

Cumulative interest sensitivity gap	$600,835	$234,916	$212,923	$244,252	$277,367	$399,969

Cumulative interest sensitivity gap as a percent of total assets	14.05%	5.49%	4.98%	5.71%	6.49%	9.36%

(1)	Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $193.8 million, (ii) non-accrual loans, which amounted to $15.7 million.

(2)	Includes $5.5 million of loans held for sale spread throughout the periods.

(3)	Includes $297.0 million of securities available for sale spread throughout the periods.

(4)	Loan Total and Fair Value amounts are shown net of respective amounts of $25.1 million and $25.0 million in deferred fees and loss reserves.

(5)	Does not include $228.7 million of demand accounts because they are non-interest-bearing. Also excludes accrued interest payable of $14.7 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources including the OTS.
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

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

March 31, 2006	19.67%	10.69%	(11.66)%	(22.74)%
March 31, 2005	14.80%	7.93%	(8.19)%	(10.74)%
      The methods we used in the previous table have some inherent shortcomings. This type of modeling requires that we make assumptions which may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For example, we make assumptions regarding the acceleration rate of the prepayment speeds of higher yielding mortgage loans. Prepayments will accelerate in a falling rate environment and the reverse will occur in a rising rate environment. We also assume that decay rates on core deposits will accelerate in a rising rate environment and the reverse in a falling rate environment. The table assumes that we will take no action in response to the changes in interest rates, when in practice rate changes on certain products, such as savings deposits, may lag market changes. In addition, prepayment estimates and other assumptions within the model are subjective in nature, involve uncertainties, and therefore cannot be determined with precision. Accordingly, although the net interest income model may provide an estimate of our interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in interest rates on our interest income.

[This page intentionally left blank]

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	March 31,
	2006	2005

	(In thousands,
	except share data)
ASSETS
Cash	$66,192	$61,041
Interest-bearing deposits	86,352	105,395

Cash and cash equivalents	152,544	166,436
Investment securities available for sale	49,521	52,055
Mortgage-related securities available for sale	247,438	202,250
Mortgage-related securities held to maturity (fair value of $77 and $1,537, respectively)	77	1,502
Loans, less allowance for loan losses of $15,570 at March 31, 2006 and $26,444 at March 31, 2005:
Held for sale	5,509	4,361
Held for investment	3,614,265	3,414,608
Foreclosed properties and repossessed assets, net	2,192	1,458
Real estate held for development and sale	54,330	48,949
Office properties and equipment	29,867	30,495
Federal Home Loan Bank stock — at cost	45,348	44,923
Accrued interest on investments and loans and other assets	54,093	63,463
Goodwill	19,956	19,956

Total assets	$4,275,140	$4,050,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$242,924	$227,411
Interest bearing	2,797,293	2,646,122

Total deposits	3,040,217	2,873,533
Short-term borrowings	186,200	242,540
Long-term borrowings	675,661	551,069
Other liabilities	45,040	62,834

Total liabilities	3,947,118	3,729,976

Minority interest in real estate partnerships	6,997	9,802

Commitments and contingent liabilities (Note 8)
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,854,303 and 22,319,513 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	70,517	68,627
Retained earnings	340,364	315,077
Accumulated other comprehensive loss	(2,558)	(708)
Treasury stock (3,509,036 shares and 3,043,826 shares, respectively), at cost	(82,144)	(68,441)
Unearned deferred compensation	(7,690)	(6,413)

Total stockholders’ equity	321,025	310,678

Total liabilities and stockholders’ equity	$4,275,140	$4,050,456

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended March 31,

	2006	2005	2004

			(As Restated)
	(In thousands, except per share data)
Interest income:
Loans	$220,004	$184,350	$172,831
Mortgage-related securities	11,548	8,608	9,260
Investment securities	3,649	5,008	7,326
Interest-bearing deposits	3,349	2,013	845

Total interest income	238,550	199,979	190,262
Interest expense:
Deposits	76,550	51,447	54,004
Short-term borrowings	9,918	7,261	6,606
Long-term borrowings	19,378	20,568	19,297

Total interest expense	105,846	79,276	79,907

Net interest income	132,704	120,703	110,355
Provision for loan losses	3,900	1,579	1,950

Net interest income after provision for loan losses	128,804	119,124	108,405
Non-interest income:
Real estate investment partnership revenue	33,974	106,095	47,708
Loan servicing income	5,084	4,192	1,266
Credit enhancement income	1,632	1,528	1,403
Service charges on deposits	9,290	8,568	8,141
Insurance commissions	2,673	2,248	2,413
Net gain on sale of loans	2,808	1,643	10,331
Net gain on sale of investments and mortgage-related securities	282	1,472	3,341
Other revenue from real estate operations	5,304	5,256	6,343
Other	5,929	3,862	4,930

Total non-interest income	66,976	134,864	85,876
Non-interest expense:
Compensation	44,793	42,481	39,018
Real estate investment partnership cost of sales	28,509	74,875	34,198
Occupancy	7,107	6,752	6,521
Furniture and equipment	6,261	6,001	5,708
Data processing	5,652	4,823	4,766
Marketing	3,935	3,910	2,693
Other expenses from real estate partnership operations	9,460	9,663	10,213
Other	12,730	14,070	11,142

Total non-interest expense	118,447	162,575	114,259

Minority interest in income of real estate partnership operations	1,723	13,546	4,063

Income before income taxes	75,610	77,867	75,959
Income taxes	30,927	29,532	29,119

Net income	$44,683	$48,335	$46,840

Earnings per share:
Basic	$2.07	$2.14	$2.05
Diluted	2.03	2.10	2.00
Dividends declared per share	0.62	0.49	0.43
See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

						Accu-
						mulated
						Other
		Additional			Unearned	Compre-
	Common	Paid-In	Retained	Treasury	Deferred	hensive
	Stock	Capital	Earnings	Stock	Compensation	Income	Total

	(Dollars in thousands except per share data)
Balance at April 1, 2003 (As restated, see Note 2)	$2,536	$64,271	$248,417	$(28,917)	$(792)	$4,177	$289,692
Comprehensive income:
Net income (As restated, see Note 2)	—	—	46,840	—	—	—	46,840
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $(1.1) million	—	—	—	—	—	(1,507)	(1,507)

Comprehensive income (As restated)							45,333
Purchase of treasury stock	—	—	—	(27,006)	—	—	(27,006)
Exercise of stock options	—	—	(4,647)	6,705	—	—	2,058
Issuance of management and benefit plans	—	1,955	(93)	1,564	(5,197)	—	(1,771)
Forfeiture of shares by retirement plans	—	—	—	(2,670)	2,670	—	—
Cash dividend ($0.43 per share)	—	—	(10,029)	—	—	—	(10,029)
Recognition plan shares vested	—	—	—	—	10	—	10
Common stock in Rabbi Trust	—	100	—	—	(2,280)	—	(2,180)
Tax benefit from stock related compensation	—	1,600	—	—	—	—	1,600

Balance at March 31, 2004 (As restated, see Note 2)	$2,536	$67,926	$280,488	$(50,324)	$(5,589)	$2,670	$297,707

Comprehensive income:
Net income	—	—	48,335	—	—	—	48,335
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $(2.0) million	—	—	—	—	—	(3,378)	(3,378)

Comprehensive income							44,957
Purchase of treasury stock	—	—	—	(24,957)	—	—	(24,957)
Exercise of stock options	—	—	(2,747)	4,486	—	—	1,739
Issuance of management and benefit plans	—	—	(109)	2,354	(824)	—	1,421
Cash dividend ($0.485 per share)	—	—	(10,890)	—	—	—	(10,890)
Tax benefit from stock related compensation	—	701	—	—	—	—	701

Balance at March 31, 2005	$2,536	$68,627	$315,077	$(68,441)	$(6,413)	$(708)	$310,678

Comprehensive income:
Net income	—	—	44,683	—	—	—	44,683
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $(1.3) million	—	—	—	—	—	(1,850)	(1,850)

Comprehensive income							42,833
Purchase of treasury stock	—	—	—	(23,283)	—	—	(23,283)
Exercise of stock options	—	—	(5,946)	6,734	—	—	788
Issuance of management and benefit plans	—	—	(125)	2,846	(1,277)	—	1,444
Cash dividend ($0.605 per share)	—	—	(13,325)	—	—	—	(13,325)
Tax benefit from stock related compensation	—	1,890	—	—	—	—	1,890

Balance at March 31, 2006	$2,536	$70,517	$340,364	$(82,144)	$(7,690)	$(2,558)	$321,025

See accompanying Notes to Consolidated Financial Statements

      The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.

	Year Ended March 31,

	2006	2005	2004

	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$(2,848)	$(3,973)	$896
Related tax benefit (expense)	1,165	1,508	(343)

Net after tax unrealized gains (losses) on available for sale securities	(1,683)	(2,465)	553
Less: Reclassification adjustment for net gains (losses) realized during the period:
Realized net gains on sales of available for sale securities	282	1,472	3,341
Related tax expense	(115)	(559)	(1,281)

Net after tax reclassification adjustment	167	913	2,060

Total other comprehensive income(loss)	$(1,850)	$(3,378)	$(1,507)

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended March 31,

	2006	2005	2004

			(As Restated)
	(In thousands)
Operating Activities
Net income	$44,683	$48,335	$46,840
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,900	1,579	1,950
Provision for depreciation and amortization	4,206	4,209	3,441
Cash paid due to origination of loans held for sale	(703,045)	(713,490)	(1,418,781)
Cash received due to sale of loans held for sale	704,705	729,731	1,447,257
Net gain on sales of loans	(2,808)	(1,643)	(10,331)
Gain on sales of investment securities	(282)	(1,472)	(3,341)
Deferred income taxes	4,523	(3,087)	2,374
Tax benefit from stock related compensation	1,890	701	1,600
(Increase) decrease in accrued interest receivable	(4,024)	(2,843)	1,461
(Increase) decrease prepaid exp and other assets	13,394	(11,378)	(8,209)
Increase (decrease) in accrued interest payable	5,763	2,198	(972)
Increase (decrease) in accounts payable	(18,031)	2,031	(8,132)
Other	(8,807)	9,691	(3,247)

Net cash provided by operating activities	46,067	64,562	51,910
Investing Activities
Proceeds from sales of investment securities available for sale	—	2,352	19,842
Proceeds from maturities of investment securities available for sale	149,580	189,960	503,043
Purchase of investment securities available for sale	(146,723)	(214,400)	(450,930)
Proceeds from sale of mortgage-related securities held to maturity	—	1,068	19,757
Proceeds from sale of mortgage-related securities available for sale	20,133	17,970	12,009
Purchase of mortgage-related securities available for sale	(35,247)	(61,460)	(127,950)
Principal collected on mortgage-related securities	63,109	60,097	162,673
(Increase) decrease in FHLB Stock	(425)	42,397	5,452
Net increase in loans held for investment	(296,594)	(353,820)	(336,083)
Purchases of office properties and equipment	(3,292)	(3,273)	(5,703)
Sales of office properties and equipment	95	253	2,945
Sales of real estate	1,175	6,007	1,566
Investment in real estate held for development and sale	(6,804)	22,473	(31,344)

Net cash used by investing activities	(254,993)	(290,376)	(224,723)
Financing Activities
Net increase in deposit accounts	161,407	263,498	28,766
Increase (decrease) in advance payments by borrowers for taxes and insurance	(249)	349	153
Increase in short-term borrowings	140,400	44,200	25,750
Proceeds from long-term borrowings	142,674	149,899	345,695
Repayment of long-term borrowings	(214,822)	(232,049)	(135,702)
Treasury stock purchased	(23,283)	(24,957)	(27,006)
Exercise of stock options	788	1,739	2,058
Cash received from employee stock purchase plan	1,444	1,468	694
Payments of cash dividends to stockholders	(13,325)	(10,890)	(10,029)

Net cash provided (used) by financing activities	195,034	193,257	230,379

Net increase (decrease) in cash and cash equivalents	(13,892)	(32,557)	57,566
Cash and cash equivalents at beginning of year	166,436	198,993	141,427

Cash and cash equivalents at end of year	$152,544	$166,436	$198,993

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$100,083	$77,078	$80,879
Income taxes	23,006	28,919	29,174
Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	94,129	6,024	40,259
Securitization of mortgage loans held for sale to mortgage-backed securities	94,165	—	40,259
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
      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets and the fair value of financial instruments.
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
      Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loans Held for Sale. Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or market value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
      Mortgage Partnership Finance Program. The Corporation participates in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Chicago (FHLB). The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a “flow” basis as agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs. Under the MPF Program, credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency. The participating institution may also be liable for certain first layer losses after a specified period of time. The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.
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
      The credit enhancement feature of the MPF Program is accounted for by the Corporation on the balance sheet at fair value. No day one profit is recognized as the beginning fair value is zero. Subsequent changes in fair value are determined by comparing the present value of expected credit enhancement fees to be received from the FHLB to the probability-weighted expected outflows under the guarantee. Such changes in fair value are recognized in the consolidated statements of income.
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
      Loans. Loans are stated at the amount of the unpaid principal, reduced by an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are applied to interest on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loan Fees and Discounts. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. The Corporation is amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.
      Foreclosed Properties and Repossessed Assets. Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets is carried at the lower of cost or fair value, less estimated selling expenses. At the date of acquisition, losses are charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs are charged to expense.
      Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgements of collectibility based on information available to them at the time of their examination.
      Specific reserves are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.
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
      Real estate held for development and sale of $54.3 million consists of assets of the subsidiaries which invest in VIE’s of $42.6 million (which includes construction in progress, land and improvements) as well as assets of wholly owned subsidiaries of $11.8 million. Cash and other assets of the variable interest entities of $6.0 million and $15.7 million, respectively, are reported in the respective areas of cash and accrued interest on investments and loans and other assets on the consolidated balance sheet. Liabilities total $58.0 million consisting of borrowings of the VIE’s of $27.2 million, reported in Federal Home Loan Bank and other borrowings, other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities of the same entities of $30.8 million, reported in other liabilities and minority interest of $7.0 million, which represents the ownership interests of the other partners.
      The assets and liabilities in real estate held for development and sale is summarized in the following table:

	March 31,

	2006	2005

	(In thousands)
Assets of wholly owned real estate investment subsidiaries	$11,755	$9,478
Assets of real estate held for development and sale of subsidiaries	42,575	39,471

Real estate held for development and sale	54,330	48,949
Cash and other assets of real estate investment subsidiaries	21,696	31,661

Total assets of real estate held for development and sale	76,026	80,610
Borrowings of subsidiaries investing in VIE’s	27,173	19,381
Other liabilities of subsidiaries	30,781	38,642

Total liabilities of real estate held for development and sale	57,954	58,023
Minority interest in real estate partnerships	6,997	9,802

Net assets of real estate held for development and sale	$11,075	$12,785

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
      The results of operations of the real estate investment segment are summarized in the following table (in thousands):

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Real estate investment partnership revenue	$33,974	$106,095	$47,383
Real estate investment partnership cost of sales	(28,509)	(74,875)	(34,198)
Other expenses from real estate partnership operations	(9,579)	(9,782)	(9,939)
Net interest income (loss) after provision for loan losses	(1,258)	(709)	51
Minority interest in income of real estate partnership operations	(1,723)	(13,546)	(4,063)

Net income (loss) of real estate investment subsidiaries investing in variable interest entities, before tax	(7,095)	7,183	(766)

Other revenue from real estate operations	5,304	5,256	6,343

Income (loss) of real estate partnership investment subsidiaries, before tax	$(1,791)	$12,439	$5,577

      Goodwill and Other Intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related contract, asset, or liability. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11 years.
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
      Unearned Deferred Compensation. Unearned deferred compensation is the cost of the stock associated with selected employee benefit plans. See Note 12 for further discussion of the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock-Based Compensation Plan. At March 31, 2006, the Corporation had a stock-based key officer and employee compensation plan, which is described more fully in Note 12. The Corporation accounts for this plan under the recognitions and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended March 31,

	2006	2005	2004

			(As Restated)
Net Income
As reported	$44,683	$48,335	$46,840
Pro forma	44,162	47,913	46,362
Earnings per share — Basic
As reported	$2.07	$2.14	$2.05
Pro forma	2.04	2.12	2.03
Earnings per share — Diluted
As reported	$2.03	$2.10	$2.00
Pro forma	2.00	2.08	1.98
      The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2006, 2005, and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model.
      The weighted average fair values for options granted as of March 31, 2006, 2005, and 2004 and related assumptions are as follows:

	Year Ended March 31,

	2006	2005	2004

Weighted average fair value	$4.45	$7.43	$6.37
Expected volatility	15.00%	30.00%	31.20%
Risk free interest rate	3.00%	3.00%	3.00%
Expected lives	5 years	5 years	5 years
Dividend yield	2.00%	1.75%	1.81%
Current Accounting Developments.
      Other-Than-Temporary Impairment. In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Abstracts, Topic D-44, “Recognition of Other-Than-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP is required to be applied to reporting periods beginning after December 15, 2005. The Corporation does not expect adoption to have a material impact on the consolidated financial statements.
      Stock Options. In December 2004, the FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123; Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.
      The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.
      On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that amends the compliance dates for FAS 123(R), Share-Based Payment. Under the new rule, the Corporation is required to adopt FAS 123(R) effective April 1, 2006. The Corporation has decided to use the modified prospective method.
      Under the modified prospective method compensation cost will be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Adoption of this standard is not expected to materially affect the results of operations or financial position of the Corporation.
      Accounting Changes. In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. For the Corporation this Statement is effective for fiscal year 2006 and early adoption, although permitted, is not planned. No significant impact is expected on the consolidated financial statements at the time of adoption.
      Servicing of Financial Assets. In March 2006, the FASB issued FAS 156 — “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 is effective for the first fiscal year beginning after September 15, 2006. FAS 156 is effective for the Corporation beginning April 1, 2007, with early adoption permitted. The Corporation has chosen to adopt FAS 156 as of April 1, 2006. FAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Corporation has not yet completed its evaluation of the impact of adopting FAS 156 on its results of operations or financial position, but does not expect that the adoption of FAS 156 will have a material impact.
      Reclassifications. Certain 2005 and 2004 accounts have been reclassified to conform to the 2006 presentations. The reclassifications had no impact on prior year’s net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Restatement of Financial Statements
      In June 2005, the Corporation determined to restate its consolidated financial statements for the years ended March 31, 2002 to March 31, 2004 and each of the quarters of the year ended March 31, 2004 and the first three quarters of the year ended March 31, 2005. The determination was made to restate these financial statements in connection with the Corporation’s accounting for loans originated by the Corporation through the Mortgage Partnership Finance (“MPF”) Program of the Federal Home Loan Bank of Chicago (“FHLB”).
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
      The Corporation has participated in the MPF program by originating loans on an agency basis through the MPF 100 Program, but has determined that it incorrectly accounted for these transactions as sales of loans under FAS 140. The correction of this accounting required the Corporation to reverse gains on agency loan sales related to the MPF program and to remove from its consolidated balance sheet related mortgage servicing rights previously included in “Accrued interest on investments and loans and other assets.” The Corporation’s operating results were also adjusted to remove from loan servicing income the amortization expense and impairment charges associated with the de-recognized mortgage servicing rights and to reflect the tax consequences of the adjusted pre-tax income. Finally, the Corporation has reported credit enhancement income as a separate line item in its consolidated statements of income. Previously, this income was included in loan servicing income. The effect of these accounting changes is to reduce net income by $1,211,000, $910,000 and $529,000 for the years ended March 31, 2002, 2003 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below is a summary of the effects of these changes on the Corporation’s consolidated statements of income for the year ended March 31, 2004.

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
      See Note 21 to the Consolidated Financial Statements for the impact of the restatement on quarterly information for the years ended March 31, 2005 and 2004.
Note 3 — Restrictions on Cash and Due From Bank Accounts
      Under Regulation D, AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2006 and 2005 was approximately $14.3 million and $12.2 million, respectively.
Note 4 — Investment Securities
      The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2006:
Available for Sale:
U.S. Government and federal agency obligations	$40,956	$1	$(144)	$40,813
Mutual funds	3,475	—	(56)	3,419
Corporate stock and other	5,359	204	(274)	5,289

	$49,790	$205	$(474)	$49,521

At March 31, 2005:
Available for Sale:
U.S. Government and federal agency obligations	$41,404	$2	$(86)	$41,320
Mutual funds	2,754	—	(32)	2,722
Corporate stock and other	7,823	221	(31)	8,013

	$51,981	$223	$(149)	$52,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2006 and 2005.

	At March 31, 2006

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
US Treasury obligations and direct obligations of US government agencies	$21,037	$(124)	$2,980	$(20)	$24,017	$(144)
Mutual funds	—	—	1,928	(56)	1,928	(56)
Corporate stock and other	—	—	75	(274)	75	(274)

Total temporarily impaired securities	$21,037	$(124)	$4,983	$(350)	$26,020	$(474)

	At March 31, 2005

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
US Treasury obligations and direct obligations of US government agencies	$16,359	$(55)	$2,036	$(31)	$18,395	$(86)
Mutual funds	—	—	1,984	(32)	1,984	(32)
Corporate stock and other	317	(31)	—	—	317	(31)

Total temporarily impaired securities	$16,676	$(86)	$4,020	$(63)	$20,696	$(149)

      The foregoing represent fourteen investment securities at March 31, 2006 compared to six at March 31, 2005 that, due primarily to the current interest rate environment, have declined in value but do not presently represent realized losses. There was one investment security in the corporate stock category at March 31, 2006 and 2005 which had a change in business orientation with a corresponding decline in performance. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2006 and 2005, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.
      In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.
      Proceeds from sales of investment securities available for sale during the years ended March 31, 2005 and 2004 were $2,352,000, and $19,842,000, respectively. There were no sales of investment securities available for sale during the year ended March 31, 2006. Gross gains of $1,038,000 and $2,141,000 were realized on sales in 2005 and 2004, respectively. There were no gross gains realized on sales of investment securities for the year ended March 31, 2006. Gross losses of $68,000 were realized on sales of investment securities for the years ended March 31, 2004, respectively. There were no gross losses realized on sales of investment securities for the years ended March 31, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2006, investment securities with a fair value of approximately $5.4 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
      The amortized cost and fair value of investment securities by contractual maturity at March 31, 2006 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. There were no callable securities at March 31, 2006.

	Available For Sale

	Amortized	Fair
	Cost	Value

	(In thousands)
Due in one year or less	$37,176	$37,060
Due after one year through five years	7,518	7,468
Due after five years	4,713	4,804
Corporate stock	383	189

	$49,790	$49,521

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
      The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

At March 31, 2006:
Available for Sale:
CMO’s and REMICS	$90,472	$1	$(2,551)	$87,922
Mortgage-backed securities	161,284	509	(2,277)	159,516

	$251,756	$510	$(4,828)	$247,438

Held to Maturity:
Mortgage-backed securities	$77	$—	$—	$77

	$77	$—	$—	$77

At March 31, 2005:
Available for Sale:
CMO’s and REMICS	$95,115	$10	$(1,739)	$93,386
Mortgage-backed securities	108,729	909	(774)	108,864

	$203,844	$919	$(2,513)	$202,250

Held to Maturity:
CMO’s and REMICS	$52	$—	$—	$52
Mortgage-backed securities	1,450	36	(1)	1,485

	$1,502	$36	$(1)	$1,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006 and 2005.

	At March 31, 2006

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
CMO’s and REMICS	$24,320	$(543)	$57,367	$(2,008)	$81,687	$(2,551)
Mortgage-backed securities	86,180	(1,268)	39,814	(1,009)	125,994	(2,277)

	$110,500	$(1,811)	$97,181	$(3,017)	$207,681	$(4,828)

	At March 31, 2005

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
CMO’s and REMICS	$76,974	$(1,361)	$13,729	$(378)	$90,703	$(1,739)
Mortgage-backed securities	60,212	(686)	5,624	(88)	65,836	(774)

	$137,186	$(2,047)	$19,353	$(466)	$156,539	$(2,513)

      The foregoing represent eighty seven securities at March 31, 2006 compared to sixty four at March 31, 2005 that, due to the current interest rate environment, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2006 and 2005, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.
      In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.
      Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2006, 2005 and 2004 were $20,133,000, $17,970,000, and $12,009,000, respectively. There were also proceeds from the sale of mortgage-related securities held-to maturity of $1,068,000 and $19,757,000 for the years ended March 31, 2005 and 2004, respectively. These held-to-maturity securities were sold under safe harbor provisions in that they had reached pay down levels of 85% or less and were thus deemed eligible for sale. There were no sales of mortgage-related securities held-to-maturity for the year ended March 31, 2006. Gross gains of $401,000, $414,000, and $327,000 were realized on sales in 2006, 2005 and 2004, respectively. Gross gains of $21,000 and $959,000 were realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2005 and 2004, respectively. There were no gross gains realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2006. Gross losses of $119,000, $1,000 and $4,000 were realized on sales in 2006, 2005, and 2004, respectively. Gross losses of $14,000 were realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2004. There were no gross losses realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2006 and 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At March 31, 2006, mortgage-related securities available for sale with a book value of approximately $193.2 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law. See Note 10.
Note 6 — Loans Receivable
      Loans receivable held for investment consist of the following (in thousands):

	March 31,

	2006	2005

First mortgage loans:
Single-family residential	$785,444	$816,204
Multi-family residential	626,029	594,311
Commercial real estate	974,123	923,587
Construction	457,493	375,753
Land	159,855	123,613

	3,002,944	2,833,468
Second mortgage loans	342,829	318,719
Education loans	213,628	208,588
Commercial business loans and leases	205,020	188,238
Credit card and other consumer loans	65,858	63,732

	3,830,279	3,612,745
Contras to loans:
Undisbursed loan proceeds	(193,755)	(167,317)
Allowance for loan losses	(15,570)	(26,444)
Unearned loan fees	(7,469)	(6,422)
Net premium on loans purchased	795	2,060
Unearned interest	(15)	(14)

	(216,014)	(198,137)

	$3,614,265	$3,414,608

      A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,

	2006	2005	2004

	(Dollars in thousands)
Allowance at beginning of year	$26,444	$28,607	$29,677
Provision	3,900	1,579	1,950
Charge-offs	(15,075)	(4,470)	(3,636)
Recoveries	301	728	616

Allowance at end of year	$15,570	$26,444	$28,607

      At March 31, 2006, the Corporation has identified assets of $3.3 million of loans as impaired, net of reserves. Impaired loans decreased $431,000 at March 31, 2006 from $3.7 million at March 31, 2005. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such loans are not, nor have been, on a past due and non-accrual status. The decrease in impaired loans is largely due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the pay off of one commercial real estate loan and the charge-off of one commercial loan which all have a carrying value greater than $1.0 million. These removals were partially offset by the addition of a multi-family residential real estate loan which has a carrying value greater than $1.0 million. A summary of the details regarding impaired loans follows:

	At March 31,

	2006	2005	2004

	(In thousands)
Impaired loans with valuation reserve required	$6,381	$10,827	$17,126
Less:
Specific valuation allowance	3,111	7,126	5,382

Total impaired loans, net of valuation allowance	$3,270	$3,701	$11,744

Average impaired loans	$3,829	$11,535	$6,389
Interest income recognized on impaired loans	$208	$249	$710
Interest income recognized on a cash basis on impaired loans	$208	$249	$710
      Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 10.
      A substantial portion of the Bank’s loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.
      In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $15,057,000 and $15,681,000 at March 31, 2006 and 2005, respectively. During the year ended March 31, 2006, total principal additions were $350,000 and total principal payments were $974,000.
Note 7 — Goodwill, Other Intangibles and Mortgage Servicing Rights
      The Corporation’s carrying value of goodwill was approximately $20.0 million at March 31, 2006 and at March 31, 2005. The goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes. The carrying amount of mortgage servicing rights net of accumulated amortization and the associated valuation allowance is presented in the following table.

	March 31,

	2006	2005	2004

			(As Restated)
	(In thousands)
Mortgage servicing rights at beginning of year	$6,950	$6,773	$7,689
Additions	2,341	2,949	4,294
Amortization	(2,232)	(2,772)	(5,210)

Mortgage servicing rights before valuation allowance at end of year	7,059	6,950	6,773
Valuation allowance	(456)	(515)	(887)

Net mortgage servicing rights at end of year	$6,603	$6,435	$5,886

      Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $2,941,170,000 and $2,791,900,000 at March 31, 2006 and 2005, respectively.
      The fair values of these rights were $6,603,000, $6,435,000 and $5,886,000 at March 31, 2006, 2005 and 2004, respectively. The servicing portfolio is stratified by origination year, product type and note range. Each strata has a separate group of assumptions and prepayment speeds. The prepayment speeds are a 50/50 blend

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between actual portfolio experience and market PSA’s. Discount rates range from 9.5% on the fixed single family product up to 25% on the commercial private investor product. For discussion of the fair value of mortgage servicing rights and method of valuation, see Note 1.
      The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Mortgage	Core
	Servicing	Deposit
	Rights	Premium	Total

	(In thousands)
Year ended March 31, 2006 (actual)	$2,232	$327	$2,559
Estimate for the year ended March 31,
2007	2,232	—	2,232
2008	2,232	—	2,232
2009	2,232	—	2,232
2010	363	—	363

	$7,059	$—	$7,059

      The core deposit premium was subject to amortization over an estimated useful life of four years. The core deposit intangible had a carrying amount and a value net of accumulated amortization of zero at March 31, 2006.
Note 8 — Office Properties and Equipment
      Office properties and equipment are summarized as follows (in thousands):

	March 31,

	2006	2005

Land and land improvements	$6,771	$6,758
Office buildings	36,363	36,252
Furniture and equipment	36,167	33,728
Leasehold improvements	3,278	2,527

	82,579	79,265
Less allowance for depreciation and amortization	52,712	48,770

	$29,867	$30,495

      During the years ending March 31, 2006, 2005 and 2004, building depreciation expense was $1,341,000, $1,304,000 and $1,337,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2006, 2005, and 2004 was $2,577,000, $2,673,000 and $2,635,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2029. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2006:

Amount of Future
Year	Minimum Payments

(Dollars in thousands)
2007	$1,549
2008	1,552
2009	1,490
2010	1,384
2011	1,221
Thereafter	12,066

Total	$19,262

      For the years ended March 31, 2006, 2005 and 2004, leasehold rental expense was $1,547,000, $1,329,000 and $1,060,000, respectively.
Note 9 — Deposits
Deposits are summarized as follows (in thousands):

	March 31,

		Weighted		Weighted
		Average		Average
	2006	Rate	2005	Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$242,924	0.00%	$227,411	0.00%
Interest-bearing
Fixed rate	128,225	0.20%	124,573	0.20%
Variable rate	40,250	0.57%	46,042	0.39%

	411,399	0.12%	398,026	0.11%
Variable rate insured money market accounts	400,861	3.72%	320,282	1.89%
Passbook accounts	208,474	0.40%	226,106	0.39%
Advance payments by borrowers for taxes and insurance	6,833	0.40%	7,081	0.40%
Certificates of deposit:
0.00% to 2.99%	269,089	2.55%	1,104,531	2.21%
3.00% to 4.99%	1,584,339	3.94%	713,617	3.53%
5.00% to 6.99%	144,547	5.09%	94,182	5.28%
7.00% to 8.99%	—	0.00%	143	7.14%
Ledger purchase accounting adjustment	—		416

	1,997,975	3.84%	1,912,889	2.85%

	3,025,542	3.07%	2,864,384	2.16%
Accrued interest on deposits	14,675		9,149

	$3,040,217		$2,873,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of annual maturities of certificates of deposit outstanding at March 31, 2006 follows (in thousands):

Matures During Year Ended March 31,	Amount

2007	$1,472,225
2008	424,950
2009	71,975
2010	22,467
Thereafter	6,358

$1,997,975

      At March 31, 2006 and 2005, certificates of deposit with balances greater than or equal to $100,000 amounted to $284.8 million and $274.1 million, respectively.
      At March 31, 2006 and 2005, the Bank had $399.3 million and $357.3 million in brokered deposits.
Note 10 — Federal Home Loan Bank and Other Borrowings
      Federal Home Loan Bank (“FHLB”) and other borrowings consist of the following (dollars in thousands):

		March 31, 2006		March 31, 2005
	Matures During
	Year Ended		Weighted		Weighted
	March 31,	Amount	Rate	Amount	Rate

FHLB advances:	2006	—	—	188,740	3.10
	2007	384,568	3.83	233,568	3.21
	2008	253,020	3.67	175,620	3.31
	2009	102,500	4.44	92,000	4.44
	2010	11,150	3.72	11,150	3.72
	2011	4,350	5.30	4,350	5.30
	2012	15,000	4.90	15,000	4.90
Other loans payable	various	91,273	6.31	73,181	4.57

		$861,861	4.14%	$793,609	3.52%

      The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 85% of single-family loans and to 70% of multi-family loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $45,348,000 and $44,923,000 at March 31, 2006 and 2005, respectively. The FHLB borrowings are also collateralized by mortgage-related securities of $192.3 million and $168.1 million at March 31, 2006 and 2005, respectively. There was $5.0 million of investment securities pledged as collateral for FHLB borrowings at March 31, 2005.
      As of March 31, 2006 and 2005, the Corporation had drawn a total of $64.1 million at a weighted average interest rate of 5.78% and $53.8 million at a weighted average interest rate of 3.86%, respectively, on a short term line of credit at U.S. Bank. The total line of credit available is $100.0 million. The interest is based on LIBOR (London InterBank Offering Rate), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2006. The remaining balance of $27.2 million of other loans payable represent mortgage loans on real estate held for development at a weighted average interest rate of 7.57%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.
      As of March 31, 2006, the most recent notification from the OTS categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible, and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The qualification results in a lower assessment of FDIC premiums and other benefits.
      The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators at March 31, 2006 and 2005:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2006:
Tier 1 capital (to adjusted tangible assets)	$333,342	7.96%	$125,590	3.00%	$209,316	5.00%
Risk-based capital (to risk-based assets)	345,801	10.48	263,914	8.00	329,893	10.00
Tangible capital (to tangible assets)	333,342	7.96	62,795	1.50	N/A	N/A
As of March 31, 2005:
Tier 1 capital (to adjusted tangible assets)	$308,050	7.77%	$118,890	3.00%	$198,149	5.00%
Risk-based capital (to risk-based assets)	327,368	10.71	244,553	8.00	305,691	10.00
Tangible capital (to tangible assets)	308,050	7.77	59,445	1.50	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005

	(In thousands)
Stockholders’ equity of the Bank	$350,696	$327,341
Less: Goodwill and intangible assets	(19,956)	(20,283)
Accumulated other comprehensive income	2,602	992

Tier 1 and tangible capital	333,342	308,050
Plus: Allowable general valuation allowances	12,459	19,318

Risk based capital	$345,801	$327,368

      The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends depend upon dividends from the Bank.
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
Note 12 — Employee Benefit Plans
      The Corporation maintains a defined contribution plan that covers substantially all employees with more than 1,000 hours of service in a plan year and who are at least 21 years of age. Participating employees may contribute up to 15% of their base compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was $845,000, $764,000, and $718,000, for the years ended March 31, 2006, 2005, and 2004, respectively.
      The Corporation sponsors an Employee Stock Ownership Plan (“ESOP”) which covers all employees with more than one year of employment, who are at least 21 years of age and who work more than 1,000 hours in a plan year. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2006, 2005 and 2004 was $589,000, and $835,000, and $493,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity in the ESOP shares of both plans is as follows:

	Year Ended March 31,

	2006	2005	2004

Balance at beginning of year	1,426,551	1,389,424	1,483,535
Additional shares purchased	20,000	47,323	36,726
Shares distributed for terminations	(6,188)	(10,196)	(89,436)
Sale of shares for cash distributions	(43,754)	—	(41,401)

Balance at end of year	1,396,609	1,426,551	1,389,424
Allocated shares included above	1,396,609	1,426,551	1,389,424

Unallocated shares	—	—	—

      During 1992, the Corporation formed four Management Recognition Plans (“MRPs”) which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. In 2001, the Corporation amended and restated the MRPs to extend their term. Of these, 16,000 shares were granted during the year ended March 31, 2004 to employees in management positions. These grants had a fair value of $380,000. There were no shares granted during the years ended March 31, 2006 and 2005. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank’s employees become vested in the awarded shares. The amount amortized to expense was $33,000, $150,000, and $221,000 for the years ended March 31, 2006, 2005, and 2004, respectively. Shares vested during the years ended March 31, 2006, 2005 and 2004 and distributed to the employees totaled 5,500, 10,500 and 5,000, respectively. The remaining unamortized cost of the MRPs is reflected as a reduction of stockholders’ equity.
      The activity in the MRP shares is as follows:

	Year Ended March 31,

	2006	2005	2004

Balance at beginning of year	394,115	397,633	395,987
Additional shares purchased	8,119	6,982	6,646
Shares vested	(5,500)	(10,500)	(5,000)

Balance at end of year	396,734	394,115	397,633
Allocated shares included above	—	5,500	16,000

Unallocated shares	396,734	388,615	381,633

      The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock options activity for all periods follows:

	Year Ended March 31,

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,429,071	$15.62	1,592,512	$14.84	1,679,856	$12.65
Granted	33,000	31.95	43,090	28.50	189,200	23.77
Exercised	(302,249)	9.25	(201,799)	12.07	(276,044)	7.61
Forfeited	(800)	6.53	(4,732)	22.12	(500)	23.77

Outstanding at end of year	1,159,022	17.75	1,429,071	15.62	1,592,512	14.84

Options exercisable at year-end	1,159,022		1,286,547		1,297,564

      In March 2006, the Board approved the accelerated vesting and exercisability of all unvested and unexercisable stock options to purchase common stock of the Corporation outstanding as of March 31, 2006. As a result, options to purchase 67,240 shares of common stock, which would have otherwise vested and become exercisable from time to time over the next four years (including options to purchase 30,168 shares of common stock that would have vested and become exercisable in June 2006), became vested and exercisable on March 31, 2006. The number of shares and exercise price of the options subject to acceleration are unchanged. The accelerated options have exercise prices between $23.77 and $31.945 per share, with a weighted average exercise price of $26.43 per share.
      The Corporation estimates that accelerating the vesting and exercisability of these options will eliminate approximately $0.5 million of non-cash compensation expense that would otherwise have been recorded in the Corporation’s income statements in future periods upon its adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, Share- Based Payment, as of April 1, 2006.
      At March 31, 2006, 963,332 shares were available for future grants.
      The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2006:

	Options Outstanding			Exercisable Options

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$ 8.50 – $12.99	125,424	1.42	$11.46	125,424	$11.46
$15.06 – $23.77	939,598	4.13	22.28	939,598	22.28
$28.50 – $31.95	94,000	7.92	31.50	94,000	31.50

	1,159,022	4.15	21.85	1,159,022	21.85

      In 2004, the Corporation approved the 2004 Equity Incentive Plan. The purpose of the plan was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the achievement of a performance target or targets. During the year ended March 31, 2006, 27,300 shares were granted as under the plan. The restricted stock grant plan expense for fiscal year 2006 was $317,000.
      The activity in the restricted stock grant shares is as follows:

	Year Ended March 31,

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Balance at beginning of year	—	$—	—	$—	—	$—
Restricted stock granted	27,300	31.95	—	—	—	—
Restricted stock vested	(6,600)	31.95	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—

Balance at end of year	20,700	31.95	—	—	—	—

      The Corporation has two types of deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first type of plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2006, 2005 and 2004 was $90,000, $122,000 and $100,000, respectively. The amount accrued at March 31, 2006, 2005, and 2004 was $110,000, $90,000 and $54,000, respectively. The second type of plan provides for contributions by the Corporation to supplement the participant’s retirement. The expense associated with this plan for fiscal 2006, 2005 and 2004 was $781,000, $717,000 and $871,000, respectively.
Note 13 — Income Taxes
      The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.
      The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,

	2006	2005	2004

			(As Restated)
Current:
Federal	$20,775	$26,818	$23,976
State	5,629	5,801	2,769

	26,404	32,619	26,745
Deferred:
Federal	3,331	(2,881)	1,289
State	1,192	(206)	1,085

	4,523	(3,087)	2,374

Total Income Tax Expense	$30,927	$29,532	$29,119

      For state income tax purposes, certain subsidiaries have net operating loss carryovers of $3,766,000 available to offset against future income. The carryovers expire in the years 2007 through 2021 if unused.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,

	2006		2005		2004

		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

					(As Restated)
Income before income taxes	$75,610	100.0%	$77,867	100.0%	$75,959	100.0%

Income tax expense at federal statutory rate of 35%	$26,463	35.0%	$27,253	35.0%	$26,586	35.0%
State income taxes, net of federal income tax benefits	4,422	5.8	2,868	3.7	2,421	3.2
Reduction in state tax exposure reserve	—	—	(1,000)	(1.3)	—	—
Increase in valuation allowance	306	0.4	506	0.6	—	—
Other	(264)	(0.3)	(95)	(0.1)	112	0.1

Income tax provision	$30,927	40.9%	$29,532	37.9%	$29,119	38.3%

      Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,

	2006	2005	2004

			(As Restated)
Deferred tax assets:
Allowances for loan losses	$6,340	$10,689	$11,812
Other	9,080	8,389	6,300

Total deferred tax assets	15,420	19,078	18,112
Valuation allowance	(1,090)	(784)	(278)

Adjusted deferred tax assets	14,330	18,294	17,834
Deferred tax liabilities:
FHLB stock dividends	(4,099)	(3,928)	(6,461)
Mortgage servicing rights	(2,349)	(2,052)	(1,673)
Other	(2,504)	(2,419)	(2,887)

Total deferred tax liabilities	(8,952)	(8,399)	(11,021)

Net deferred tax assets before effect of unrealized gains on available for sale securities	5,378	9,895	6,813

Tax effect of net unrealized gains/(losses) on available for sale securities	1,827	504	(1,458)

Net deferred tax assets	$7,205	$10,399	$5,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Corporation’s real estate investment segment, IDI, is required to guaranty the partnership loans of its subsidiaries, for the development of homes for sale. As of March 31, 2006 the Corporation’s real estate investment subsidiary, IDI, had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. As of that same date, $26.4 million is outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
		Amount	Outstanding	Outstanding
Subsidiary of IDI	Partnership Entity	Guaranteed	at 3/31/06	at 3/31/05

	(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$14,150	$4,355
Davsha III	Indian Palms 147, LLC	4,655	1,322	1,174
Davsha V	Villa Santa Rosa, LLC	11,000	4,765	8,738
Davsha VII	La Vista Grande 121, LLC	14,619	6,146	5,114

Total		$44,424	$26,383	$19,381

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
      In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At March 31, 2006, the Corporation’s maximum exposure to loss as a result of involvement with these limited partnerships was $11.1 million as detailed in Note 1.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,

	2006	2005

Commitments to extend credit:
Fixed rate	$41,575	$51,265
Adjustable rate	53,634	81,342
Unused lines of credit:
Home equity	94,844	93,270
Credit cards	43,255	36,621
Commercial	138,751	129,861
Letters of credit	68,282	51,485
Loans sold with recourse	—	257
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	17,977	14,258
Real estate investment segment borrowings	18,041	12,653
      Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $5,509,000 and $4,361,000 at March 31, 2006 and 2005, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2006 and 2005 amounted to $28,944,000 and $45,746,000, respectively.
      The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”) (See Note 1). Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure to approximately $1,510,000,000 of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement obligation.
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
Note 16 — Derivative Financial Instruments
      The Corporation has derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 15). The fair values of these derivatives were immaterial at March 31, 2006 and 2005.
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
      Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2006 and 2005.
      The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,

	2006		2005

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash equivalents	$152,544	$152,544	$166,436	$166,436
Investment securities	49,521	49,521	52,055	52,055
Mortgage-related securities	247,515	247,515	203,752	203,787
Loans held for sale	5,509	5,509	4,361	4,361
Loans receivable	3,614,265	3,613,968	3,414,608	3,388,873
Federal Home Loan Bank stock	45,348	45,348	44,923	44,923
Accrued interest receivable	23,279	23,279	19,253	19,253
Financial liabilities:
Deposits	3,025,542	2,951,988	2,864,384	2,797,078
Federal Home Loan Bank and other borrowings	861,861	849,576	793,609	706,615
Accrued interest payable — borrowings	3,022	3,022	2,477	2,477
Accrued interest payable — deposits	14,675	14,675	9,149	9,149
Note 18 — Condensed Parent Only Financial Information
      The following represents the unconsolidated financial information of the Corporation:
Condensed Balance Sheets

	March 31,

	2006	2005

	(In thousands)
ASSETS
Cash and cash equivalents	$6,035	$4,497
Investment in subsidiaries	361,771	340,126
Securities available for sale	396	460
Loans receivable from non-bank subsidiaries	25,784	31,883
Other	(301)	(66)

Total assets	$393,685	$376,900

LIABILITIES
Loans payable	$64,100	$53,800
Other liabilities	8,560	12,422

Total liabilities	72,660	66,222
Stockholders’ Equity
Total stockholders’ equity	321,025	310,678

Total liabilities and stockholders’ equity	$393,685	$376,900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income

	Year Ended March 31,

	2006	2005	2004

			(As Restated)
	(In thousands)
Interest income	$1,673	$1,229	$1,153
Interest expense	3,116	1,356	1,061

Net interest income	(1,443)	(127)	92
Equity in net income from subsidiaries	45,822	48,073	45,748
Non-interest income	99	1,038	2,141

	44,478	48,984	47,981
Non-interest expense	505	473	409

Income before income taxes	43,973	48,511	47,572
Income taxes	(710)	176	732

Net income	$44,683	$48,335	$46,840

Condensed Statements of Cash Flows

	Year Ended March 31,

	2006	2005	2004

			(As Restated)
	(In thousands)
Operating Activities
Net income	$44,683	$48,335	$46,840
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net income of subsidiaries	(45,822)	(48,073)	(45,748)
Other	(3,746)	7,458	2,769

Net cash provided (used) by operating activities	(4,885)	7,720	3,861
Investing Activities
Proceeds from maturities of investment securities	100	—	—
Proceeds from sales of investment securities available for sale	—	6,542	549
Net (increase) decrease in loans receivable from non-bank subsidiaries	6,099	2,595	(331)
Dividends from Bank subsidiary	24,300	17,000	18,500

Net cash provided by investing activities	30,499	26,137	18,718
Financing Activities
Increase in loans payable	10,300	3,200	13,250
Purchase of treasury stock	(23,283)	(24,957)	(27,006)
Exercise of stock options	788	1,739	2,058
Purchase of stock by retirement plans	1,444	1,421	(1,771)
Cash dividend paid	(13,325)	(10,890)	(10,029)

Net cash used by financing activities	(24,076)	(29,487)	(23,498)
Increase (decrease) in cash and cash equivalents	1,538	4,370	(919)
Cash and cash equivalents at beginning of year	4,497	127	1,046

Cash and cash equivalents at end of year	$6,035	$4,497	$127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2006, 2005 and 2004, respectively.

	Year Ended March 31, 2006

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$341	$239,846	$(1,637)	$238,550
Interest expense	1,599	105,884	(1,637)	105,846

Net interest income (loss)	(1,258)	133,962	—	132,704
Provision for loan losses	—	3,900	—	3,900

Net interest income (loss) after provision for loan losses	(1,258)	130,062	—	128,804
Real estate investment partnership revenue	33,974	—	—	33,974
Other revenue from real estate operations	5,304	—	—	5,304
Other income	—	27,817	(119)	27,698
Real estate investment partnership cost of sales	(28,509)	—	—	(28,509)
Other expense from real estate partnership operations	(9,579)	—	119	(9,460)
Minority interest in income of real estate partnerships	(1,723)	—	—	(1,723)
Other expense	—	(80,478)	—	(80,478)

Income before income taxes	(1,791)	77,401	—	75,610
Income tax expense	(182)	31,109	—	30,927

Net income	$(1,609)	$46,292	$—	$44,683

Total Assets	$76,026	$4,199,114	$—	$4,275,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005

				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

	(In thousands)
Interest income	$435	$200,723	$(1,179)	$199,979
Interest expense	1,144	79,311	(1,179)	79,276

Net interest income (loss)	(709)	121,412	—	120,703
Provision for loan losses	—	1,579	—	1,579

Net interest income (loss) after provision for loan losses	(709)	119,833	—	119,124
Real estate investment partnership revenue	106,095	—	—	106,095
Other revenue from real estate operations	5,256	—	—	5,256
Other income	—	23,632	(119)	23,513
Real estate investment partnership cost of sales	(74,875)	—	—	(74,875)
Other expense from real estate partnership operations	(9,782)	—	119	(9,663)
Minority interest in income of real estate partnerships	(13,546)	—	—	(13,546)
Other expense	—	(78,037)	—	(78,037)

Income before income taxes	12,439	65,428	—	77,867
Income tax expense	4,759	24,773	—	29,532

Net income	$7,680	$40,655	$—	$48,335

Total Assets	$80,610	$3,969,846	$—	$4,050,456

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20 — Earnings per Share
      The computation of earnings per share for fiscal years 2006, 2005 and 2004 is as follows:

	Twelve Months Ended March 31,

	2006	2005	2004

			(As Restated)
Numerator:
Net income	$44,682,962	$48,335,358	$46,839,747

Numerator for basic and diluted earnings per share — income available to common stockholders	$44,682,962	$48,335,358	$46,839,747
Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	21,630,779	22,537,744	22,882,166
Effect of dilutive securities:
Employee stock options	394,237	468,845	502,686
Management Recognition Plans	1,273	5,087	14,702

Denominator for diluted earnings per share — adjusted weighted-average common shares and assumed conversions	22,026,289	23,011,676	23,399,554

Basic earnings per share	$2.07	$2.14	$2.05

Diluted earnings per share	$2.03	$2.10	$2.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21 — Selected Quarterly Financial Information (Unaudited)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2006	2005	2005	2005	2005	2004	2004	2004

						(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Interest income:
Loans	$58,811	$56,443	$53,525	$51,225	$48,762	$47,347	$45,153	$43,088
Securities and other	4,113	4,954	5,137	4,342	4,034	4,011	3,636	3,948

Total interest income	62,924	61,397	58,662	55,567	52,796	51,358	48,789	47,036
Interest expense:
Deposits	21,704	20,257	18,116	16,473	14,789	12,814	12,028	11,816
Borrowings and other	7,926	7,303	7,118	6,949	6,776	6,893	7,146	7,014

Total interest expense	29,630	27,560	25,234	23,422	21,565	19,707	19,174	18,830

Net interest income	33,294	33,837	33,428	32,145	31,231	31,651	29,615	28,206
Provision for loan losses	1,450	700	1,485	265	165	664	300	450

Net interest income after provision for loan losses	31,844	33,137	31,943	31,880	31,066	30,987	29,315	27,756
Real estate investment partnership revenue	4,524	6,378	11,559	11,513	51,112	16,104	15,143	23,736
Service charges on deposits	2,206	2,355	2,357	2,372	2,044	2,124	2,205	2,195
Net gain (loss) on sale of loans	1,348	144	1,193	123	763	1,001	1,043	(1,164)
Net gain (loss) on sale of investments
and mortgage-related securities	(112)	120	267	7	—	75	529	868
Other revenue from real estate operations	1,921	1,470	698	1,215	2,512	725	881	1,138
Other non-interest income	4,048	3,953	3,768	3,549	3,282	2,834	2,854	2,860

Total non-interest income	13,935	14,420	19,842	18,779	59,713	22,863	22,655	29,633
Compensation	10,761	11,862	11,298	10,872	11,715	10,028	10,869	9,869
Real estate partnership cost of sales	3,791	5,527	10,780	8,411	30,966	13,131	11,067	19,711
Other expenses from real estate partnership operations	2,739	2,467	2,205	2,049	2,970	1,302	2,569	2,822
Other non-interest expense	9,034	8,909	9,033	8,709	9,997	9,038	8,495	8,026

Total non-interest expense	26,325	28,765	33,316	30,041	55,648	33,499	33,000	40,428

Minority interest in income of real estate partnership operations	29	304	102	1,288	8,582	2,023	1,359	1,582

Income before income taxes	19,425	18,488	18,367	19,330	26,549	18,328	17,611	15,379
Income taxes	7,973	7,595	7,589	7,770	9,748	7,618	7,006	5,160

Net income	$11,452	$10,893	$10,778	$11,560	$16,801	$10,710	$10,605	$10,219

Earnings Per Share:
Basic	$0.54	$0.51	$0.49	$0.53	$0.75	$0.47	$0.47	$0.45
Diluted	0.53	0.50	0.48	0.52	0.74	0.46	0.46	0.44

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
To the Board of Directors
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin
      We have audited the accompanying consolidated balance sheet of Anchor BanCorp Wisconsin Inc. (the Corporation) as of March 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ McGladrey & Pullen, LLP
Madison, Wisconsin
June 1, 2006
McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Audit Committee of the Board of Directors
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Anchor BanCorp Wisconsin Inc. (the Corporation) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the corporation’s internal control over financial reporting based on our audit.
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
      A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Corporation and our report dated June 1, 2006 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Madison, Wisconsin
June 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Anchor BanCorp Wisconsin Inc.
      We have audited the accompanying consolidated balance sheet of Anchor BanCorp Wisconsin Inc. (the “Company”) as of March 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of March 31, 2004 and for the year then ended have been restated.
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

/s/ Ernst & Young LLP
Milwaukee, Wisconsin
July 29, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any system of disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any disclosure controls and procedures will succeed in achieving their stated goals under all potential future conditions.
      Management’s Annual Report on Internal Control over Financial Reporting. Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Corporation’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Corporation’s internal control over financial reporting is effective. The Corporation’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect all misstatements.
      Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of Mach 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

/s/ Douglas J. Timmerman	/s/ Michael W. Helser

Douglas J. Timmerman	Michael W. Helser
Chairman of the Board, President and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer

June 12, 2006	June 12, 2006
      Change in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information related to Directors and Executive Officers is incorporated herein by reference to pages 3 to 13 in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2006.
      The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation
      The information relating to executive compensation is incorporated herein by reference to pages 18 to 28 in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2006.

Item 12.	Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 14 to 17 in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2006.
Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	1,159,022	(1)	$17.75	1,443,383	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	—		—	—

Total	1,159,022		$17.75	1,443,383

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2006, an aggregate of 83,317 shares of Common Stock was available for issuance under this plan.

(3)	Includes 396,734 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions
      The information relating to certain relationships and related transactions is incorporated herein by reference to page 29 in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2006.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 25, 2006.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey & Pullen, LLP, dated June 1, 2006 and Ernst & Young LLP dated July 29, 2005, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:
Consolidated Balance Sheets at March 31, 2006 and 2005.
Consolidated Statements of Income for each year in the three-year period ended March 31, 2006.
Consolidated Statements of Stockholders’ Equity for each year in the three-year period ended March 31, 2006.
Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2006.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm.
      (a)(2) Financial Statement Schedules
      All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      (a) (3) Exhibits
      The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended to date including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-K for the year ended March 31, 2001).

3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536 (“Form S-1”)).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1).

4.2	Stockholder Rights Agreement, dated July 22, 1997 between the corporation and Firstar Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 1997).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1).

10.2	Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1).

10.3	Anchor BanCorp Wisconsin Inc. 1992 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1).

10.4	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to the Registrant’s proxy statement filed on June 29, 2001).

10.5	Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1).

10.6	Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).

10.7	Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).

10.8	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).

10.9	1995 Stock Incentive Plan (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).

10.10	Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).

10.11	Employment Agreement among the Corporation, the Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).

10.12	Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).

10.13	Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).

10.14	Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).

10.15	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1).

10.16	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1).

10.17	AnchorBank, fsb Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).

Exhibit No. 10.	Material Contracts:

10.18	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).

10.19	2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s proxy statement filed on June 29, 2001).

10.20	2004 Equity Incentive Plan (incorporated herein by reference to the Registrant’s proxy statement filed June 11, 2004.)

10.21	Amendment number one to AnchorBank fsb. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).

10.22	Employment Agreement among the Corporation, the Bank and Mark D. Timmerman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2005).
      The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.23 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 20 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey & Pullen, LLP:

The consent of McGladrey & Pullen, LLP is included herein as an exhibit to this Report.

Exhibit No. 23.2	Consent of Ernst & Young LLP:

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

Douglas J. Timmerman
Chairman of the Board, President and Chief Executive Officer
Date: June 12, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Douglas J. Timmerman Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer (principal executive officer) Date: June 12, 2006	By:	/s/ Michael W. Helser Michael W. Helser Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: June 12, 2006

By:	/s/ Donald D. Kropidlowski Donald D. Kropidlowski Director Date: June 12, 2006	By:	/s/ Greg M. Larson Greg M. Larson Director Date: June 12, 2006

By:	/s/ Richard A. Bergstrom Richard A. Bergstrom Director Date: June 12, 2006	By:	/s/ Pat Richter Pat Richter Director Date: June 12, 2006

By:	/s/ James D. Smessaert James D. Smessaert Director Date: June 12, 2006	By:	/s/ Holly Cremer Berkenstadt Holly Cremer Berkenstadt Director Date: June 12, 2006

By:	/s/ Donald D. Parker Donald D. Parker Director Date: June 12, 2006	By:	/s/ David L. Omachinski David L. Omachinski Director Date: June 12, 2006

By:	/s/ Mark D. Timmerman Mark D. Timmerman Director Date: June 12, 2006