Form 10-Q
period 2006-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2006-08-07
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2006: 21,928,929

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2006	2006
	(In Thousands, Except Share Data)
Assets
Cash	$82,169	$66,192
Interest-bearing deposits	37,187	86,352

Cash and cash equivalents	119,356	152,544
Investment securities available for sale	67,999	49,521
Mortgage-related securities available for sale	252,052	247,438
Mortgage-related securities held to maturity (fair value of $75 and $77, respectively)	74	77
Loans, less allowance for loan losses of $15,636 at June 30, 2006 and $15,570 at March 31, 2006:
Held for sale	4,118	5,509
Held for investment	3,709,745	3,614,265
Foreclosed properties and repossessed assets, net	3,006	2,192
Real estate held for development and sale	56,824	54,330
Office properties and equipment	29,679	29,867
Federal Home Loan Bank stock—at cost	41,598	45,348
Accrued interest on investments and loans and other assets	52,514	54,093
Goodwill	19,956	19,956

Total assets	$4,356,921	$4,275,140

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$266,555	$242,924
Interest bearing	2,910,665	2,797,293

Total deposits	3,177,220	3,040,217
Short-term borrowings	179,300	186,200
Long-term borrowings	611,798	675,661
Other liabilities	54,304	45,040

Total liabilities	4,022,622	3,947,118

Minority interest in real estate partnerships	7,804	6,997

Commitments and contingent liabilities (Note 8)
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,902,275 and 21,854,303 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	71,262	70,517
Retained earnings	345,261	340,364
Accumulated other comprehensive loss	(4,029)	(2,558)
Treasury stock (3,461,064 shares and 3,509,036 shares, respectively), at cost	(80,584)	(82,144)
Unearned deferred compensation	(7,951)	(7,690)

Total stockholders’ equity	326,495	321,025

Total liabilities and stockholders’ equity	$4,356,921	$4,275,140

See accompanying Notes to Unaudited Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$61,774	$51,225
Mortgage-related securities	2,904	2,543
Investment securities	957	1,018
Interest-bearing deposits	631	781

Total interest income	66,266	55,567

Interest expense:
Deposits	25,356	16,473
Short-term borrowings	2,262	2,262
Long-term borrowings	5,803	4,687

Total interest expense	33,421	23,422

Net interest income	32,845	32,145
Provision for loan losses	1,205	265

Net interest income after provision for loan losses	31,640	31,880

Non-interest income:
Real estate investment partnership revenue	4,486	11,513
Loan servicing income	997	1,312
Credit enhancement income	417	395
Service charges on deposits	2,428	2,372
Insurance commissions	826	687
Net gain on sale of loans	869	123
Net gain (loss) on sale of investments and mortgage-related securities	(283)	7
Other revenue from real estate operations	2,147	1,215
Other	1,420	1,155

Total non-interest income	13,307	18,779

Non-interest expense:
Compensation	10,726	10,872
Real estate investment partnership cost of sales	3,853	8,411
Occupancy	1,999	1,577
Furniture and equipment	1,453	1,567
Data processing	1,421	1,281
Marketing	1,152	1,095
Other expenses from real estate partnership operations	2,578	2,049
Other	3,257	3,189

Total non-interest expense	26,439	30,041

Minority interest in income of real estate partnership operations	438	1,288

Income before income taxes	18,070	19,330
Income taxes	7,423	7,770

Net income	$10,647	$11,560

Earnings per share:
Basic	$0.50	$0.53
Diluted	0.49	0.52
Dividends declared per share	0.16	0.14

See accompanying Notes to Unaudited Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$10,647	$11,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,205	265
Provision for depreciation and amortization	1,100	1,107
Cash paid due to origination of loans held for sale	(91,601)	(270,183)
Cash received due to sale of loans held for sale	93,861	268,231
Net gain on sales of loans	(869)	(123)
Loss (gain) sale of investments	283	(7)
Increase in accrued interest receivable	(959)	(1,321)
Decrease in prepaid exp and other assets	2,538	5,916
(Decrease) increase in accrued interest payable	(788)	153
Increase (decrease) in accounts payable	9,626	(11,309)
Other	93	(965)

Net cash provided by operating activities	25,136	3,324

Investing Activities
Proceeds from sales of investment securities available for sale	65	79
Proceeds from maturities of investment securities	22,915	36,080
Purchase of investment securities available for sale	(41,354)	(25,987)
Proceeds from sale of mortgage-related securities available for sale	—	1,307
Purchase of mortgage-related securities available for sale	(19,913)	(9,096)
Principal collected on mortgage-related securities	12,975	15,042
Decrease in FHLB stock	3,750	—
Net increase in loans held for investment	(96,349)	(62,771)
Purchases of office properties and equipment	(795)	(160)
Sales of real estate	—	(384)
Investment in real estate held for development and sale	(2,578)	5,720

Net cash used in investing activities	(121,284)	(40,170)

Anchor Bancorp Wisconsin Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(In Thousands)
Financing Activities
Increase in deposit accounts	$132,335	$80,178
Increase in advance payments by borrowers for taxes and insurance	5,094	6,473
(Decrease) increase in short-term borrowings	(6,900)	12,100
Proceeds from long-term borrowings	4,079	35,712
Repayment of long-term borrowings	(67,942)	(42,494)
Treasury stock purchased	(1,427)	(5,934)
Exercise of stock options	686	451
Cash received from employee stock purchase plan	(277)	1
Tax benefit from stock related compensation	745	257
Payments of cash dividends to stockholders	(3,433)	(2,943)

Net cash provided by financing activities	62,960	83,801

Net (decrease) increase in cash and cash equivalents	(33,188)	46,955
Cash and cash equivalents at beginning of period	152,544	166,436

Cash and cash equivalents at end of period	$119,356	$213,391

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$32,633	$23,269
Income taxes	5,990	12,750

Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	—	94,129
Securitization of mortgage loans held for sale to mortgage-backed securities	—	94,165

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”), and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation (“ADPC”) and Anchor Investment Corporation (“AIC”). Significant inter-company balances and transactions have been eliminated. Investments in 50% owned partnerships are treated as variable interest entities and are consolidated into the Corporation’s balance sheet and income statement.
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2006.
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
Certain prior period accounts have been reclassified to conform to the current period presentations.

Note 3 – Stock-Based Compensation
The Corporation has stock option plans under which shares of common stock are reserved for the grant of both incentive and non-incentive stock options to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.
At June 30, 2006, 963,332 shares were available for future grants. A summary of stock options activity is summarized in the following table:

	Three months ended June 30, 2006
		Weighted
		Average
	Options	Price

Outstanding at beginning of period	1,159,022	$17.75
Granted	—	—
Exercised	(112,624)	9.69
Forfeited	—	—

Outstanding at end of period	1,046,398	$18.62

Options exercisable at June 30, 2006	1,046,398	$18.62

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
The Corporation estimates that accelerating the vesting and exercisability of these options eliminated approximately $0.5 million of non-cash compensation expense that would otherwise have been recorded in the Corporation’s income statements in future periods upon its adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of April 1, 2006.
The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at June 30, 2006:

	Options Outstanding			Exercisable Options
		Weighted- Average
		Remaining
		Contractual Life	Weighted- Average		Weighted- Average
Range of Exercise Prices	Shares	(Years)	Exercise Price	Shares	Exercise Price

$8.50 — $12.99	210,596	0.97	$11.63	210,596	$11.63
$15.06 — $23.77	759,712	4.72	19.41	759,712	19.41
$28.50 — $31.95	76,090	8.69	29.99	76,090	29.99

	1,046,398	4.26	18.62	1,046,398	18.62

In 2004, the Corporation adopted the 2004 Equity Incentive Plan, which was approved by shareholders at the 2004 Annual Meeting of Shareholders. The purpose of the plan was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets.
The activity in the restricted stock grant shares is as follows:

	Three months ended June 30, 2006
		Weighted
		Average
	Options	Price

Balance at beginning of period	20,700	$31.95
Restricted stock granted	—	—
Restricted stock vested	—	—
Restriced stock forfeited	—	—

Balance at end of period	20,700	$31.95

Prior to April 1, 2006, the Corporation accounted for this plan under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended March 31, 2006 and 2005, nor the three month period ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on April 1, 2006, the Corporation’s income before taxes and net income for the three-month period ended June 30, 2006 were no different than if it had continued to account for share-based compensation under APB No. 25 due to the fact that no compensation expense was recognized in the current period.
Prior to the adoption of FAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS 123 to options granted under the Corporation’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized expense over the options’ vesting periods.

Three months
ended June 30, 2005
(Dollars in thousands,
except per share
data)
Net income, as reported	$11,560
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(85)

Pro forma net income	$11,475

Earnings per share:
Basic:
As reported	$0.53
Pro forma	0.53
Diluted:
As reported	$0.52
Pro forma	0.52
Note 4 – Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at June 30, 2006 and at March 31, 2006. Information regarding the Company’s other intangible assets follows:

	June 30,	March 31,
	2006	2006
	(In Thousands)
Mortgage servicing rights at beginning of period	$7,059	$6,950
Additions	830	2,341
Amortization	(842)	(2,232)

Mortgage servicing rights before valuation allowance at end of period	7,047	7,059
Valuation allowance	(435)	(456)

Net mortgage servicing rights at end of period	$6,612	$6,603

The projections of amortization expense for mortgage servicing rights and core deposit premium set forth below are based on asset balances and the interest rate environment as of June 30, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for amortized intangible assets:

Mortgage
Servicing
Rights
(In Thousands)
Quarter ended June 30, 2006 (actual)	$842
Estimate for the year ended March 31,
2007	3,368
2008	3,368
2009	311
2010	—

$7,047

In March 2006, the FASB issued FAS 156 — “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 is effective for the first fiscal year beginning after September 15, 2006. FAS 156 is effective for the Corporation beginning April 1, 2007, with early adoption permitted. The Corporation chose to adopt FAS 156 as of April 1, 2006. FAS 156 changes the way the Corporation accounts for servicing assets and obligations associated with financial assets acquired or disposed of.

Note 5 – Stockholders’ Equity
During the quarter ended June 30, 2006, options for 112,624 shares of common stock were exercised at a weighted-average price of $9.69 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $2.3 million was charged to retained earnings. During the quarter ended June 30, 2006, the Corporation issued 8,824 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $29.53 per share or $261,000 in the aggregate. The $16,000 excess of the market price over the cost of the treasury shares was credited to retained earnings. During the quarter ended June 30, 2006, the Corporation purchased $1.4 million of treasury stock. On May 15, 2006, the Corporation paid a cash dividend of $.16 per share, amounting to $3.4 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarter ended June 30, 2006 and 2005, total comprehensive income amounted to $9.2 million and $12.9 million, respectively.

Note 6 – Earnings Per Share
Basic earnings per share for the three months ended June 30, 2006 and 2005 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2006	2005

Numerator:
Net income	$10,647,428	$11,560,158

Numerator for basic and diluted earnings per share—income available to common stockholders	$10,647,428	$11,560,158

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	21,458,857	21,788,039
Effect of dilutive securities:
Employee stock options	332,611	428,064
Management Recognition Plans	—	5,106

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	21,791,468	22,221,209

Basic earnings per share	$0.50	$0.53

Diluted earnings per share	$0.49	$0.52

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
The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the three months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30, 2006
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$105	$66,602	$(441)	$66,266
Interest expense	424	33,438	(441)	33,421

Net interest income (loss)	(319)	33,164	—	32,845
Provision for loan losses	—	1,205	—	1,205

Net interest income (loss) after provision for loan losses	(319)	31,959	—	31,640
Real estate investment partnership revenue	4,486	—	—	4,486
Other revenue from real estate operations	2,147	—	—	2,147
Other income	—	6,704	(30)	6,674
Real estate investment partnership cost of sales	(3,853)	—	—	(3,853)
Other expense from real estate partnership operations	(2,608)	—	30	(2,578)
Minority interest in income of real estate partnerships	(438)	—	—	(438)
Other expense	—	(20,008)	—	(20,008)

Income before income taxes	(585)	18,655	—	18,070
Income tax expense	(207)	7,630	—	7,423

Net income	$(378)	$11,025	$—	$10,647

Total Assets	$77,030	$4,279,891	$—	$4,356,921

	Three Months Ended June 30, 2005
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$70	$55,868	$(371)	$55,567
Interest expense	370	23,423	(371)	23,422

Net interest income (loss)	(300)	32,445	—	32,145
Provision for loan losses	—	265	—	265

Net interest income (loss) after provision for loan losses	(300)	32,180	—	31,880
Real estate investment partnership revenue	11,513	—	—	11,513
Other revenue from real estate operations	1,215	—	—	1,215
Other income	—	6,081	(30)	6,051
Real estate investment partnership cost of sales	(8,411)	—	—	(8,411)
Other expense from real estate partnership operations	(2,079)	—	30	(2,049)
Minority interest in income of real estate partnerships	(1,288)	—	—	(1,288)
Other expense	—	(19,581)	—	(19,581)

Income before income taxes	650	18,680	—	19,330
Income tax expense	291	7,479	—	7,770

Net income	$359	$11,201	$	$11,560

Total Assets	$77,035	$4,059,787	$—	$4,136,822

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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	June 30,	March 31,
	2006	2006
Commitments to extend credit:	$82,416	$95,209
Unused lines of credit:
Home equity	95,466	94,844
Credit cards	42,163	43,255
Commercial	140,890	138,751
Letters of credit	70,380	68,282
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	18,742	17,977
Real estate investment segment borrowings	19,005	18,041
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
Note 9 – Subsequent Events
On July 21, 2006, the Corporation declared a $0.17 per share cash dividend on its common stock, amounting to $3.7 million in the aggregate, to be paid on August 15, 2006 to stockholders of record on August 1, 2006.

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
Executive Overview
Highlights for the first quarter ended June 30, 2006 include:
•	Diluted earnings per share decreased to $0.49 for the quarter ended June 30, 2006 compared to $0.52 per share for the quarter ended June 30, 2005;

•	The net interest margin decreased to 3.23% for the quarter ended June 30, 2006 compared to 3.32% for the quarter ended June 30, 2005;

•	Loans receivable increased $324.3 million or 9.57% since June 30, 2005 and increased $94.1 million, or 2.60%, since March 31, 2006;

•	Deposits grew $216.8 million or 7.32% since June 30, 2005 and $137.0 million, or 4.51%, since March 31, 2006; and

•	Book value per share increased to $14.91 at June 30, 2006 compared to $14.69 at March 31, 2006 and $14.22 at June 30, 2005.
Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2006	3/31/2006	12/31/2005	9/30/2005

Operations Data:
Net interest income	$32,845	$33,294	$33,837	$33,428
Provision for loan losses	1,205	1,450	700	1,485
Net gain on sale of loans	869	1,348	144	1,193
Real estate investment partnership revenue	4,486	4,524	6,378	11,559
Other non-interest income	7,952	8,063	7,898	7,090
Real estate investment partnership cost of sales	3,853	3,791	5,527	10,780
Other non-interest expense	22,586	22,534	23,238	22,536
Minority interest in income of real estate partnership operations	438	29	304	102
Income before income taxes	18,070	19,425	18,488	18,367
Income taxes	7,423	7,973	7,595	7,589
Net income	10,647	11,452	10,893	10,778
Selected Financial Ratios (1):
Yield on earning assets	6.52%	6.34%	6.15%	5.97%
Cost of funds	3.43	3.11	2.88	2.68
Interest rate spread	3.09	3.23	3.27	3.29
Net interest margin	3.23	3.35	3.39	3.40
Return on average assets	1.00	1.10	1.04	1.04
Return on average equity	13.14	14.46	13.91	13.62
Average equity to average assets	7.60	7.59	7.45	7.66
Non-interest expense to average assets	2.48	2.52	2.74	3.22
Per Share:
Basic earnings per share	$0.50	$0.54	$0.51	$0.49
Diluted earnings per share	0.49	0.53	0.50	0.48
Dividends per share	0.16	0.16	0.16	0.16
Book value per share	14.91	14.69	14.32	14.28
Financial Condition:
Total assets	$4,356,921	$4,275,140	$4,200,234	$4,204,470
Loans receivable, net
Held for sale	4,118	5,509	5,847	6,957
Held for investment	3,709,745	3,614,265	3,545,436	3,466,265
Deposits	3,177,220	3,040,217	2,987,284	3,032,976
Borrowings	791,098	861,861	814,641	794,044
Stockholders’ equity	326,495	321,025	312,089	315,349
Allowance for loan losses	15,636	15,570	15,252	22,582
Non-performing assets	18,836	15,721	17,265	16,201

(1) Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2005	3/31/2005	12/31/2004	9/30/2004

Operations Data:
Net interest income	$32,145	$31,231	$31,651	$29,615
Provision for loan losses	265	165	664	300
Net gain (loss) on sale of loans	123	763	1,001	1,043
Real estate investment partnership revenue	11,513	51,112	16,104	15,143
Other non-interest income	7,143	7,838	5,758	6,469
Real estate investment partnership cost of sales	8,411	30,966	13,131	11,067
Other non-interest expense	21,630	24,682	20,368	21,933
Minority interest in income of real estate partnership operations	1,288	8,582	2,023	1,359
Income before income taxes	19,330	26,549	18,328	17,611
Income taxes	7,770	9,748	7,618	7,006
Net income	11,560	16,801	10,710	10,605
Selected Financial Ratios (1):
Yield on earning assets	5.73%	5.56%	5.51%	5.35%
Cost of funds	2.53	2.37	2.22	2.22
Interest rate spread	3.20	3.19	3.29	3.13
Net interest margin	3.32	3.29	3.40	3.25
Return on average assets	1.14	1.68	1.09	1.11
Return on average equity	14.70	21.44	13.64	13.78
Average equity to average assets	7.75	7.82	8.01	8.09
Non-interest expense to average assets	2.96	5.56	3.42	3.47
Per Share:
Basic earnings per share	$0.53	$0.75	$0.47	$0.47
Diluted earnings per share	0.52	0.74	0.46	0.46
Dividends per share	0.14	0.13	0.13	0.13
Book value per share	14.22	13.92	13.77	13.55
Financial Condition:
Total assets	$4,136,822	$4,050,456	$3,929,881	$3,909,961
Loans receivable, net
Held for sale	6,313	4,361	11,816	7,057
Held for investment	3,383,250	3,414,608	3,292,339	3,231,826
Deposits	2,960,468	2,873,533	2,705,495	2,681,757
Borrowings	798,927	793,609	826,928	846,139
Stockholders’ equity	315,416	310,678	316,243	312,063
Allowance for loan losses	26,532	26,444	27,526	28,213
Non-performing assets	17,030	15,908	21,029	21,187

(1) Annualized when appropriate.

Significant Accounting Policies
There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

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
Set forth below is management’s discussion and analysis of the Corporation’s financial condition and results of operations for the three months ended June 30, 2006, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2006 decreased $913,000 or 7.9% to $10.6 million from $11.6 million as compared to the same respective period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to a decrease in non-interest income of $5.5 million, which was partially offset by a decrease in non-interest expense of $3.6 million and a decrease in minority interest income of real estate partnership operations of $850,000.
Net Interest Income. Net interest income increased $700,000 or 2.2% for the three months ended June 30, 2006, respectively, as compared to the same period in the prior year. Interest income increased $10.7 million or 19.3% for the three months ended June 30, 2006 as compared to the same period in the prior year. Interest expense increased $10.0 million or 42.7% for the three months ended June 30, 2006 as compared to the same period in the prior year. The net interest margin decreased to 3.23% for the three-month period ended June 30, 2006 from 3.32% in the same period in the prior year. The change in the net interest margin reflects the increase in yields on interest earning assets. The interest rate spread decreased to 3.09% from 3.20% for the three-month period ended June 30, 2006 as compared to the same period in the prior year.
Interest income on loans increased $10.5 million or 20.6% for the three months ended June 30, 2006, as compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans, which increased $232.7 million in the three months ended June 30, 2006, as compared to the same period in the prior year. There was also an increase of 77 basis points in the average yield on loans to 6.74% from 5.97% for the three-month period. Interest income on mortgage-related securities increased $361,000 or 14.2% for the three-month period ended June 30, 2006, as compared to the same period in the prior year, primarily due to an increase of $11.4 million in the three-month average balances of mortgage-related securities. This increase was also due to an increase of 39 basis points in the average yield on mortgage-related securities to 4.67% from 4.28% for the three-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) decreased $61,000 or 6.0% for the three-month period ended June 30, 2006, as compared to the same period in the prior year. This was primarily a result of a decrease of 50 basis points in the average yield on investment securities for the three-month period ended June 30, 2006, as compared to the same period in 2005 and an increase of $6.0 million in the average balance of investment securities for the three-month period. Interest income on interest-bearing deposits decreased $150,000 for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to a decrease in average balances.
Interest expense on deposits increased $8.9 million or 53.9% for the three months ended June 30, 2006, as compared to the same period in 2005. This increase was primarily attributable to an increase in the average balance of deposits, which increased $173.3 million and an increase of 102 basis points in the weighted average cost of deposits to 3.28% from 2.26% for the respective three-month period. Interest expense on notes payable and other borrowings increased $1.1 million or 16.1% during the three months ended June 30, 2006, as compared to the same period in the prior year. For the three-month period ended June 30, 2006, the average balance of notes payable increased $26.8 million as compared to the same respective period in 2005. The weighted average cost of notes payable and other borrowings increased 43 basis points to 3.97% from 3.54% for the three-month period.
Provision for Loan Losses. Provision for loan losses increased $940,000 or 354.7% for the three-month period ended June 30, 2006, as compared to the same period for the prior year. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
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

	Three Months Ended June 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,840,872	$46,487	6.55%	$2,646,272	$38,654	5.84%
Consumer loans	620,841	11,014	7.10	595,013	9,381	6.31
Commercial business loans	203,198	4,273	8.41	190,895	3,190	6.68

Total loans receivable (2) (3)	3,664,911	61,774	6.74	3,432,180	51,225	5.97
Mortgage-related securities (4)	248,949	2,904	4.67	237,536	2,543	4.28
Investment securities (4)	54,904	610	4.44	48,888	409	3.35
Interest-bearing deposits	51,685	631	4.88	113,413	781	2.75
Federal Home Loan Bank stock	44,895	347	3.09	44,923	609	5.42

Total interest-earning assets	4,065,344	66,266	6.52	3,876,940	55,567	5.73
Non-interest-earning assets	200,411			183,269

Total assets	$4,265,755			$4,060,209

Interest-Bearing Liabilities
Demand deposits	$830,797	4,409	2.12	$759,352	2,204	1.16
Regular passbook savings	214,062	244	0.46	239,633	255	0.43
Certificates of deposit	2,044,304	20,703	4.05	1,916,882	14,014	2.92

Total deposits	3,089,163	25,356	3.28	2,915,867	16,473	2.26
Short-term borrowings	166,090	2,262	5.45	257,561	2,262	3.51
Long-term borrowings	646,181	5,803	3.59	527,916	4,687	3.55

Total interest-bearing liabilities	3,901,434	33,421	3.43	3,701,344	23,422	2.53

Non-interest-bearing liabilities	40,099			44,394

Total liabilities	3,941,533			3,745,738
Stockholders’ equity	324,222			314,471

Total liabilities and stockholders’ equity	$4,265,755			$4,060,209

Net interest income/interest rate spread (5)		$32,845	3.09%		$32,145	3.20%

Net interest-earning assets	$163,910			$175,596

Net interest margin (6)			3.23%			3.32%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.05

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $5.5 million or 29.1% to $13.3 million for the three months ended June 30, 2006 as compared to $18.8 million for the same period in 2005. The decrease was primarily due to the decrease of real estate investment partnership revenue of $7.0 million due to the decrease in the number of sales at the partnership level for the three-month period ended June 30, 2006. In addition, loan servicing income decreased $315,000 and net gain (loss) on sale of investments and mortgage-related securities decreased $290,000. These decreases were partially offset by an increase in other revenue from real estate operations of $932,000, an increase in net gain on sale of loans of $746,000, an increase in other non-interest income of $265,000 and an increase in insurance commissions of $139,000 for the three-month period ended June 30, 2006, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense decreased $3.6 million or 12.0% to $26.4 million for the three months ended June 30, 2006 as compared to $30.0 million for the same period in 2005. The decrease for the three-month period was primarily due to the decrease of real estate investment partnership cost of sales of $4.6 million, compensation expense of $146,000 and furniture and equipment expense of $114,000 for the three months ended June 30, 2006 as compared to the same period in the prior year. These decreases were partially offset by an increase in other expenses from real estate operations of $529,000, occupancy expense of $422,000 and data processing expense of $140,000 for the three months ended June 30, 2006 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $347,000 or 4.5% during the three months ended June 30, 2006, as compared to the same period in 2005. The effective tax rate was 41.1% for the three-month period ended June 30, 2006 as compared to 40.2% for the same period last year.

FINANCIAL CONDITION
During the three months ended June 30, 2006, the Corporation’s assets increased by $81.8 million from $4.28 billion at March 31, 2006 to $4.36 billion at June 30, 2006. The majority of this increase was attributable to an increase in loans receivable and investment securities, which was partially offset by decreases in other categories such as Federal Home Loan Bank stock and accrued interest on investments and loans and other assets.
Total loans (including loans held for sale) increased $94.1 million during the three months ended June 30, 2006. Activity for the period consisted of (i) originations and purchases of $492.6 million, (ii) sales of $93.0 million and (iii) principal repayments and other adjustments of $305.5 million.
Mortgage-related securities (both available for sale and held to maturity) increased $4.6 million during the three months ended June 30, 2006 as a result of purchases of $19.9 million, partially offset by principal repayments and market value adjustments of $15.3 million in this three-month period. Mortgage-related securities consisted of $168.8 million of mortgage-backed securities and $83.3 million of collateralized mortgage obligations (“CMO’s”) and real estate mortgage investment conduits (“REMIC’s”) at June 30, 2006.
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
Investment securities increased $18.5 million during the three months ended June 30, 2006 as a result of purchases of $41.4 million of such securities, which were partially offset by sales and maturities of $22.9 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock decreased $3.8 million during the three months ended June 30, 2006 due to the redemption of stock.
Real estate held for development and sale increased $2.5 million to $56.8 million as of June 30, 2006 from $54.3 million as of March 31, 2006. This net increase was the result of additional development of a commercial project in Texas offset by continued home and land lot sales.
Total liabilities increased $75.5 million during the three months ended June 30, 2006. This increase was largely due to a $137.0 million increase in deposits and a $9.3 million increase in other liabilities partially offset by a $70.8 million decrease in borrowings during the three-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $425.2 million at June 30, 2006 and $399.3 million at March 31, 2006, and generally mature within one to five years.
Stockholders’ equity increased $5.5 million during the three months ended June 30, 2006 as a net result of (i) comprehensive income of $9.2 million, (ii) stock options exercised of $3.0 million (with the excess of the cost of treasury shares over the option price ($2.3 million) charged to retained earnings) and (iii) benefit plan shares earned and related tax adjustments totaling $745,000. These increases were partially offset by (i) cash dividends of $3.4 million, (ii) purchases of treasury stock of $1.4 million and (iii) the issuance of shares for management and benefit plans of $277,000.

ASSET QUALITY
Non-performing assets increased $3.1 million to $18.8 million at June 30, 2006 from $15.7 million at March 31, 2006 and increased as a percentage of total assets to .43% from .37% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At June 30,	At March 31,
	2006	2006	2005	2004
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$2,833	$2,856	$2,406	$3,247
Multi-family residential	7,250	4,214	—	—
Commercial real estate	3,798	3,398	4,894	8,764
Consumer	613	548	453	642
Commercial business	1,336	2,513	6,697	2,268

Total non-accrual loans	15,830	13,529	14,450	14,921
Foreclosed properties and repossessed assets, net	3,006	2,192	1,458	2,422

Total non-performing assets	$18,836	$15,721	$15,908	$17,343

Performing troubled debt restructurings	$—	$—	$—	$2,649

Total non-accrual loans to total loans(1)	0.41%	0.35%	0.40%	0.45%
Total non-performing assets to total assets	0.43	0.37	0.39	0.46
Allowance for loan losses to total loans(1)	0.40	0.41	0.73	0.87
Allowance for loan losses to total non-accrual loans	98.77	115.09	183.00	191.72
Allowance for loan and foreclosure losses to total non-performing assets	83.80	100.48	167.39	165.78

(1) Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $2.3 million during the three months ended June 30, 2006. The increase was attributable to the addition of two multi-family residential loans that totaled $3.0 in the aggregate offset by the charge-off of a commercial business loan totaling approximately $815,000. Management believes that loans added to the non-accrual category are adequately collateralized and that reserves placed on the loans are appropriate. Management evaluates these loans to determine if there are probable and estimable losses. At June 30, 2006, there were four non-accrual loans with loan balances greater than $1.0 million. One was a $3.4 million multi-family residential loan secured by three multi-family properties located in Wisconsin. The second was a $1.1 million multi-family residential real estate loan secured by an apartment complex located in southern Wisconsin. The third was a $1.9 million multi-family residential loan secured by an apartment complex located in southern Wisconsin. The fourth was a $1.5 million commercial real estate loan secured by a manufacturing facility located in southern Wisconsin. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
Foreclosed properties and repossessed assets increased $814,000 for the three months ended June 30, 2006. The increase was largely attributable to a $999,000 commercial real estate loan that went to foreclosure in the three-month period.

At June 30, 2006, assets that the Corporation had classified as substandard, net of reserve, consisted of $19.9 million of loans and foreclosed properties. As of March 31, 2006, substandard assets amounted to $15.8 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $4.1 million in the substandard balance for the three months ended June 30, 2006 was attributable to the addition of a $1.9 million multi-family residential loan secured by the assets of a multi-family property located in southern Wisconsin, the addition of an $867,000 commercial real estate loan secured by a commercial property located in southern Wisconsin, the addition of a $635,000 multi-family residential loan secured by the assets of a multi-family property located in southern Wisconsin and the addition of a $523,000 commercial real estate loan secured by the assets of a development located in northwestern Wisconsin.
The category of substandard assets contains three loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $3.4 million, is secured by the assets of two multi-family properties located in Wisconsin. A second loan, with a carrying value of $1.9 million, is secured by the assets of a multi-family property located in southern Wisconsin. A third loan, with a carrying value of $1.2 million, is secured by a commercial property located in southern Wisconsin.
At June 30, 2006, the Corporation had identified assets of $3.0 million as impaired, net of reserves. As of March 31, 2006, impaired loans were $3.3 million. The decrease since March 31, 2006 was not attributable to one loan. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2006	2006	2005	2004
	(In Thousands)
Impaired loans with valuation reserve required	$5,111	$6,381	$10,827	$17,126
Less:
Specific valuation allowance	2,108	3,111	7,126	5,382

Total impaired loans	$3,003	$3,270	$3,701	$11,744

Average impaired loans	$3,690	$3,829	$11,535	$6,389
Interest income recognized on impaired loans	$1	$208	$249	$710
Interest income recognized on a cash basis on impaired loans	$1	$208	$249	$710

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At June 30,	At March 31,
	2006	2006	2005	2004
	(In Thousands)
30 to 59 days	$12,323	$9,874	$5,853	$4,887
60 to 89 days	4,700	733	714	10,941

Total	$17,023	$10,607	$6,567	$15,828

The majority of the increase in loans 60 to 89 days delinquent since March 31, 2006 was substantially due to two large multi-family residential loans.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended
	June 30,
	2006	2005
	(Dollars In Thousands)
Allowance at beginning of period	$15,570	$26,444
Charge-offs:
Mortgage	(415)	(23)
Consumer	(70)	(202)
Commercial business	(836)	(17)

Total charge-offs	(1,321)	(242)
Recoveries:
Mortgage	1	1
Consumer	6	16
Commercial business	175	48

Total recoveries	182	65

Net charge-offs	(1,139)	(177)

Provision	1,205	265

Allowance at end of period	$15,636	$26,532

Net charge-offs to average loans	(0.12)%	(0.02)%

During the three months ended June 30, 2006, management decided to charge off one large commercial business loan totaling approximately $815,000.
Although management believes that the June 30, 2006 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At June 30, 2006, the Corporation had outstanding commitments to originate loans of $82.4 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $348.9 million. The Corporation had sold loans with recourse in the amount of $18.7 million through the FHLB Mortgage Partnership Finance Program at June 30, 2006. Scheduled maturities of certificates of deposit during the twelve months following June 30, 2006 amounted to $1.62 billion and scheduled maturities of borrowings during the same period totaled $470.4 million. At June 30, 2006, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2006 and March 31, 2006:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
As of June 30, 2006:
Tier 1 capital
(to adjusted tangible assets)	$340,663	7.99%	$127,947	3.00%	$213,245	5.00%
Risk-based capital
(to risk-based assets)	354,191	10.53	269,085	8.00	336,356	10.00
Tangible capital
(to tangible assets)	340,663	7.99	63,973	1.50	N/A	N/A

As of March 31, 2006:
Tier 1 capital
(to adjusted tangible assets)	$333,342	7.96%	$125,590	3.00%	$209,316	5.00%
Risk-based capital
(to risk-based assets)	345,801	10.48	263,914	8.00	329,893	10.00
Tangible capital
(to tangible assets)	333,342	7.96	62,795	1.50	N/A	N/A
The following table reconciles the Corporation’s stockholders’ equity to regulatory capital at June 30, 2006 and March 31, 2006:

	June 30,	March 31,
	2006	2006
	(In Thousands)
Stockholders’ equity of the Bank	$356,556	$350,696
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	4,063	2,602

Tier 1 and tangible capital	340,663	333,342
Plus: Allowable general valuation allowances	13,528	12,459

Risk based capital	$354,191	$345,801

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
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. As of June 30, 2006, IDI had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $25.4 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 6/30/06	at 3/31/06
		(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$12,350	$14,150
Davsha III	Indian Palms 147, LLC	4,655	1,472	1,322
Davsha V	Villa Santa Rosa, LLC	11,000	4,005	4,765
Davsha VII	La Vista Grande 121, LLC	14,619	7,592	6,146

Total		$44,424	$25,419	$26,383

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At June 30, 2006, the Corporation’s investment in these partnerships consisted of assets of $51.3 million and cash and other assets of $6.7 million. The liabilities of these partnerships consisted of other borrowings of $25.5 million (reported as a part of FHLB and other borrowings), other liabilities of $2.5 million (reported as a part of other liabilities) and minority interest of $7.8 million. These amounts represent the Corporation’s maximum exposure to loss at June 30, 2006 as a result of involvement with these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at June 30, 2006 has not changed materially since March 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s market rate risk has not materially changed from March 31, 2006. See the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.
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
No change in the Corporation’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) has occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II — Other Information
Item 1 Legal Proceedings.
        The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.
Item 1A Risk Factors.
There have been no material changes to the factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs (2)
April 1 -April 30, 2006	—		$—	—	1,519,360
May 1 - May 31, 2006	23,476		29.06	—	1,519,360
June 1 - June 30, 2006	50,000		28.53	50,000	1,469,360

Total	73,476	(1)	$28.70	50,000	1,469,360

(1)	Consists of 50,000 shares purchased pursuant to a publicly announced repurchase program, as described in Note 2, and 23,476 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 7, 2005, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.10 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.
Item 3 Defaults upon Senior Securities.
Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders was held on July 25, 2006. There were 21,937,991 shares of common stock eligible to be voted, and 20,992,901 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.

		Number of Votes
	For		Withheld
Election of Directors for three-year terms expiring in 2009:
Holly Cremer Berkenstadt	17,635,630		3,357,271
Donald D. Kropidlowski	16,398,409		4,594,492
Mark D. Timmerman	17,637,347		3,355,554

	For	Against	Abstained
Appointment of McGladrey & Pullen LLP as independent registered public accounting firm for the fiscal year ending March 31, 2007	20,562,126	300,327	130,448
The three nominees were elected as directors for a three-year term and McGladrey & Pullen LLP was appointed as the Corporation’s independent registered public accounting firm for the fiscal year ending March 31, 2007.
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
ANCHOR BANCORP WISCONSIN INC.

Date: August 7, 2006	By:	/s/ Douglas J. Timmerman Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: August 7, 2006	By:	/s/ Michael W. Helser Michael W. Helser, Treasurer and
Chief Financial Officer