Form 10-Q
period 2006-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2006-11-08
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of October 31, 2006: 21,778,783

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash	$81,867	$66,192
Interest-bearing deposits	38,658	86,352

Cash and cash equivalents	120,525	152,544
Investment securities available for sale	89,794	49,521
Mortgage-related securities available for sale	260,722	247,438
Mortgage-related securities held to maturity (fair value of $72 and $77, respectively)	72	77
Loans, less allowance for loan losses of $18,393 at September 30, 2006 and $15,570 at March 31, 2006:
Held for sale	5,393	5,509
Held for investment	3,794,039	3,614,265
Foreclosed properties and repossessed assets, net	4,366	2,192
Real estate held for development and sale	61,550	54,330
Office properties and equipment	29,909	29,867
Federal Home Loan Bank stock—at cost	41,598	45,348
Accrued interest on investments and loans and other assets	53,662	54,093
Goodwill	19,956	19,956

Total assets	$4,481,586	$4,275,140

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$277,575	$242,924
Interest bearing	2,946,184	2,797,293

Total deposits	3,223,759	3,040,217
Short-term borrowings	293,375	186,200
Long-term borrowings	581,639	675,661
Other liabilities	44,745	45,040

Total liabilities	4,143,518	3,947,118

Minority interest in real estate partnerships	7,294	6,997

Commitments and contingent liabilities (Note 8)
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,786,833 and 21,854,303 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	71,283	70,517
Retained earnings	350,910	340,364
Accumulated other comprehensive loss	(2,039)	(2,558)
Treasury stock (3,576,506 shares and 3,509,036 shares, respectively), at cost	(83,885)	(82,144)
Unearned deferred compensation	(8,031)	(7,690)

Total stockholders’ equity	330,774	321,025

Total liabilities and stockholders’ equity	$4,481,586	$4,275,140

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$65,740	$53,525	$127,515	$104,750
Mortgage-related securities	3,061	3,133	5,965	5,676
Investment securities	1,240	886	2,197	1,903
Interest-bearing deposits	439	1,118	1,070	1,899

Total interest income	70,480	58,662	136,747	114,228
Interest expense:
Deposits	28,618	18,116	53,974	34,588
Short-term borrowings	3,550	2,504	5,812	4,767
Long-term borrowings	5,474	4,614	11,278	9,300

Total interest expense	37,642	25,234	71,064	48,655

Net interest income	32,838	33,428	65,683	65,573
Provision for loan losses	2,625	1,485	3,830	1,750

Net interest income after provision for loan losses	30,213	31,943	61,853	63,823
Non-interest income:
Real estate investment partnership revenue	3,631	11,559	8,117	23,072
Loan servicing income	1,417	1,090	2,414	2,401
Credit enhancement income	417	406	834	802
Service charges on deposits	2,517	2,357	4,945	4,729
Insurance commissions	973	621	1,799	1,308
Net gain on sale of loans	1,349	1,193	2,219	1,316
Net gain (loss) on sale of investments and mortgage-related securities	—	267	(283)	274
Other revenue from real estate operations	1,575	698	3,722	1,913
Other	1,176	1,651	2,595	2,806

Total non-interest income	13,055	19,842	26,362	38,621

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	11,579	11,298	22,305	22,170
Real estate investment partnership cost of sales	3,486	10,780	7,339	19,191
Occupancy	1,986	1,748	3,985	3,324
Furniture and equipment	1,595	1,619	3,048	3,186
Data processing	1,639	1,369	3,060	2,650
Marketing	1,158	1,091	2,310	2,186
Other expenses from real estate partnership operations	2,179	2,205	4,757	4,254
Other	3,291	3,206	6,548	6,395

Total non-interest expense	26,913	33,316	53,352	63,356

Minority interest in income (loss) of real estate partnership operations	(75)	102	363	1,391

Income before income taxes	16,430	18,367	34,500	37,697
Income taxes	6,769	7,589	14,192	15,359

Net income	$9,661	$10,778	$20,308	$22,338

Earnings per share:
Basic	$0.45	$0.49	$0.95	$1.02
Diluted	0.44	0.48	0.93	1.00
Dividends declared per share	0.17	0.16	0.33	0.30
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$20,308	$22,338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,830	1,750
Provision for depreciation and amortization	2,132	2,232
Cash paid due to origination of loans held for sale	(202,642)	(460,761)
Cash received due to sale of loans held for sale	204,977	458,165
Net gain on sales of loans	(2,219)	(1,316)
Loss (gain) on sale of investments	283	(274)
Increase in accrued interest receivable	(1,285)	(1,279)
(Increase) decrease in prepaid exp and other assets	1,716	(103)
Increase in accrued interest payable	1,965	1,216
Decrease in accounts payable	(447)	(7,785)
Other	(4,783)	(4,208)

Net cash provided by operating activities	23,835	9,975

Investing Activities
Proceeds from sales of investment securities available for sale	65	—
Proceeds from maturities of investment securities	53,875	63,080
Purchase of investment securities available for sale	(93,571)	(56,893)
Proceeds from sale of mortgage-related securities available for sale	—	7,964
Purchase of mortgage-related securities available for sale	(38,308)	(15,000)
Principal collected on mortgage-related securities	25,851	34,025
Decrease in FHLB stock	3,750	—
Net increase in loans held for investment	(181,993)	(145,786)
Purchases of office properties and equipment	(2,100)	(1,162)
Sales of office properties and equipment	161	—
Sales of real estate	—	133
Investment in real estate held for development and sale	(7,388)	(1,811)

Net cash used in investing activities	(239,658)	(115,450)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2006	2005
	(In Thousands)
Financing Activities
Increase in deposit accounts	$170,160	$146,176
Increase in advance payments by borrowers for taxes and insurance	11,569	11,952
Increase in short-term borrowings	107,175	12,700
Proceeds from long-term borrowings	7,297	87,796
Repayment of long-term borrowings	(101,319)	(100,061)
Treasury stock purchased	(5,740)	(13,653)
Exercise of stock options	996	(18)
Cash received from employee stock purchase plan	(8)	307
Tax benefit from stock related compensation	766	1,844
Payments of cash dividends to stockholders	(7,092)	(6,453)

Net cash provided by financing activities	183,804	140,590

Net increase (decrease) in cash and cash equivalents	(32,019)	35,115
Cash and cash equivalents at beginning of period	152,544	166,436

Cash and cash equivalents at end of period	$120,525	$201,551

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$73,029	$47,439
Income taxes	17,890	18,146

Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	—	94,129
Securitization of mortgage loans held for sale to mortgage-backed securities	—	94,165
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month and six-month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2006.
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

Note 3 – Stock-Based Compensation
The Corporation has stock compensation plans under which shares of common stock are reserved for the grant of incentive and non-incentive stock options and restricted stock or restricted stock units to directors, officers and employees. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.
At September 30, 2006, an aggregate of 963,332 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Six Months Ended September 30, 2006
		Weighted
		Average
	Options	Price
Outstanding at beginning of period	1,159,022	$17.75
Granted	—	—
Exercised	(139,856)	10.88
Forfeited	—	—

Outstanding at end of period	1,019,166	$18.69

Options exercisable at September 30, 2006	1,019,166	$18.69

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
The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at September 30, 2006:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$10.78 - $12.99	196,196	0.74	$11.68	196,196	$11.68
$15.06 - $23.77	746,880	4.46	19.38	746,880	19.38
$28.50 - $31.95	76,090	8.44	29.99	76,090	29.99

	1,019,166	4.04	18.69	1,019,166	18.69

A summary of restricted stock grants is provided in the following table:

	Six Months Ended September 30, 2006
		Weighted
	Number of Shares	Average
	of Restricted Stock	Price
Balance at beginning of period	20,700	$31.95
Restricted stock granted	—	—
Restricted stock vested	(2,500)	31.95
Restriced stock forfeited	—	—

Balance at end of period	18,200	$31.95

Prior to April 1, 2006, the Corporation accounted for stock awards under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended March 31, 2006 and 2005, nor the three- and six-month periods ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on April 1, 2006, the Corporation’s income before taxes and net income for the six-month period ended September 30, 2006 were no different than if it had continued to account for share-based compensation under APB No. 25 due to the fact that no compensation expense was recognized in the current period.
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
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FAS 123 to options granted under the Corporation’s stock compensation plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized expense over the options’ vesting periods.

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except per share data)
Net income, as reported	$10,778	$22,338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(132)

Pro forma net income	$10,731	$22,206

Earnings per share:
Basic:
As reported	$0.49	$1.02
Pro forma	0.49	1.02
Diluted:
As reported	$0.48	$1.00
Pro forma	0.48	1.00
Note 4 – Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at September 30, 2006 and at March 31, 2006.
The Corporation adopted FAS 156 – “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 156”) as of April 1, 2006. FAS 156 changes the way the Corporation accounts for servicing assets and obligations associated with financial assets acquired or disposed of. Mortgage servicing rights (MSRs) are recorded when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value. The Corporation has defined two classes of MSRs to be accounted for under FAS 156 – residential (one to four family) and large multi-family/commercial real estate serviced for private investors.
The first class, residential MSRs, which are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtains a servicing asset when we deliver loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes similar residential loans purchased from other banks at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using current market value assumptions at each reporting period.
The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is estimated by using an internal valuation model and a third party opinion of value. Both methods are based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments and servicing costs.
Critical assumptions used in our discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types – fixed rate, adjustable rate and balloon loans — include discount rates in the range of 9 to 15 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In addition, our MSR portfolio and assumptions are evaluated quarterly by a third party and the results are reviewed by management.
Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore and an increase in fair value of MSRs. . National prepayment speeds, obtained from a third party source, are imported into our valuation model monthly
The Corporation has chosen to use the amortization method to measure each class of separately recognized servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of income. Ancillary income is recorded in other non-interest income.
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights at beginning of period March 31, 2005	$5,797	$1,153
Additions	1,532	808
Amortization	(1,594)	(637)

Mortgage servicing rights before valuation allowance at end of period	5,735	1,324
Valuation allowance	(456)	—

Net mortgage servicing rights at end of period March 31, 2006	$5,279	$1,324

Fair Market Value at the end of the period	$12,431	$1,678
Key Assumptions:
Weighted average discount	11.05%	16.99%
Weighted average remaining term in years	22.14	4.50
Weighted average prepayment speed assumption	11.18%	22.35%

Mortgage servicing rights at beginning of period March 31, 2006	$5,735	$1,324
Additions	1,342	167
Amortization	(890)	(445)

Mortgage servicing rights before valuation allowance at end of period	6,187	1,046
Valuation allowance	—	—

Net mortgage servicing rights at end of period September 30, 2006	$6,187	$1,046

Fair Market Value at the end of the period	$11,811	$1,603
Key Assumptions:
Weighted average discount	11.05%	15.66%
Weighted average remaining term in years	25.68	4.50
Weighted average prepayment speed assumption	12.76%	23.14%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of September 30, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for mortgage servicing rights:

	Residential	Other
	(In Thousands)
Quarter ended September 30, 2006 (actual)	$250	$243

Estimate for the year ended March 31,
2007	$890	$445
2008	1,780	301
2009	1,780	300
2010	1,737	—

	$6,187	$1,046

Note 5 – Stockholders’ Equity
During the quarter ended September 30, 2006, options for 27,232 shares of common stock were exercised at a weighted-average price of $15.77 per share for a total of 139,856 shares for the six-month period at a weighted-average price of $10.88 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $353,000 was charged to retained earnings. During the quarter ended September 30, 2006, the Corporation issued 12,302 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $28.73 per share or $354,000 in the aggregate. The $3,000 excess of the market price over the cost of the treasury shares was credited to retained earnings. During the quarter ended September 30, 2006, the Corporation acquired an aggregate of 151,000 shares of its common stock at a weighted-average price of $28.56 per share, or an aggregate of $4.3 million, as a result of purchases in the open market. See Part II, Item 2. On August 15, 2006, the Corporation paid a cash dividend of $.17 per share, amounting to $3.7 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended September 30, 2006 and 2005, total comprehensive income amounted to $11.7 million and $9.7 million, respectively. For the six months ended September 30, 2006 and 2005, comprehensive income was $20.8 million and $22.6 million, respectively.

Note 6 – Earnings Per Share
Basic earnings per share for the three and six months ended September 30, 2006 and 2005 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2006	2005
Numerator:
Net income	$9,660,194	$10,777,921

Numerator for basic and diluted earnings per share—income available to common stockholders	$9,660,194	$10,777,921

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,478,523	21,841,708
Effect of dilutive securities:
Employee stock options	278,365	393,456
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,756,888	22,235,164

Basic earnings per share	$0.45	$0.49

Diluted earnings per share	$0.44	$0.48

	Six Months Ended September 30,
	2006	2005
Numerator:
Net income	$20,307,622	$22,338,079

Numerator for basic and diluted earnings per share—income available to common stockholders	$20,307,622	$22,338,079

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,472,026	21,815,021
Effect of dilutive securities:
Employee stock options	305,340	410,665
Management Recognition Plans	—	2,539

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,777,366	22,228,225

Basic earnings per share	$0.95	$1.02

Diluted earnings per share	$0.93	$1.00

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
Net income generated by the real estate investment segment increased $255,000 to a net loss of ($644,000) and decreased $481,000 to a net loss of ($1.0 million) for the three and six months ended September 30, 2006, respectively, as compared to net losses of ($899,000) and ($541,000) for the same respective periods in 2005. The increase in net income for the three-month period was primarily due to an increase in other revenue from real estate operations and the decrease in net income for the six-month period was primarily due to a decrease in sales at the partnership level. For the three-month period, other revenue from real estate operations increased $877,000 as a result of a legal settlement related to the Indian Palms property. In addition, there was a decrease of $7.9 million in partnership sales which was offset in part by a $7.3 million decrease in real estate investment cost of sales and a $177,000 decrease in minority interest in income of real estate partnerships for the three months ending September 30, 2006 as compared to the same respective period in the prior year. For the six-month period, there was a decrease of $15.0 million in partnership sales which was offset in part by a $11.9 million decrease in real estate investment cost of sales. There was also a $1.0 million decrease in minority interest in income of real estate partnerships and a $431,000 decrease in income tax expense for the six-month period ending September 30, 2006. In addition, other revenue from real estate operations increased $1.8 million as a result of a legal settlement related to the Indian Palms property and other expense from real estate partnership operations increased $503,000 for the six months ending September 30, 2006, as compared to the same respective period in the prior year. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 40 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three and six months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30, 2006
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$86	$70,915	$(521)	$70,480
Interest expense	508	37,655	(521)	37,642

Net interest income (loss)	(422)	33,260	—	32,838
Provision for loan losses	—	2,625	—	2,625

Net interest income (loss) after provision for loan losses	(422)	30,635	—	30,213
Real estate investment partnership revenue	3,631	—	—	3,631
Other revenue from real estate operations	1,575	—	—	1,575
Other income	—	7,879	(30)	7,849
Real estate investment partnership cost of sales	(3,486)	—	—	(3,486)
Other expense from real estate partnership operations	(2,209)	—	30	(2,179)
Minority interest in income of real estate partnerships	75	—	—	75
Other expense	—	(21,248)	—	(21,248)

Income (loss) before income taxes	(836)	17,266	—	16,430
Income tax expense (benefit)	(192)	6,961	—	6,769

Net income (loss)	$(644)	$10,305	$—	$9,661

Total assets at end of period	$76,508	$4,405,078	$—	$4,481,586

	Three Months Ended September 30, 2005
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$93	$58,962	$(393)	$58,662
Interest expense	391	25,236	(393)	25,234

Net interest income (loss)	(298)	33,726	—	33,428
Provision for loan losses	—	1,485	—	1,485

Net interest income (loss) after provision for loan losses	(298)	32,241	—	31,943
Real estate investment partnership revenue	11,559	—	—	11,559
Other revenue from real estate operations	698	—	—	698
Other income	—	7,615	(30)	7,585
Real estate investment partnership cost of sales	(10,780)	—	—	(10,780)
Other expense from real estate partnership operations	(2,235)	—	30	(2,205)
Minority interest in income of real estate partnerships	(102)	—	—	(102)
Other expense	—	(20,331)	—	(20,331)

Income (loss) before income taxes	(1,158)	19,525	—	18,367
Income tax expense (benefit)	(259)	7,848	—	7,589

Net income (loss)	$(899)	$11,677	$—	$10,778

Total assets at end of period	$73,678	$4,130,792	$—	$4,204,470

	Six Months Ended September 30, 2006
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$190	$137,519	$(962)	$136,747
Interest expense	931	71,095	(962)	71,064

Net interest income (loss)	(741)	66,424	—	65,683
Provision for loan losses	—	3,830	—	3,830

Net interest income (loss) after provision for loan losses	(741)	62,594	—	61,853
Real estate investment partnership revenue	8,117	—	—	8,117
Other revenue from real estate operations	3,722	—	—	3,722
Other income	—	14,583	(60)	14,523
Real estate investment partnership cost of sales	(7,339)	—	—	(7,339)
Other expense from real estate partnership operations	(4,817)	—	60	(4,757)
Minority interest in income of real estate partnerships	(363)	—	—	(363)
Other expense	—	(41,256)	—	(41,256)

Income (loss) before income taxes	(1,421)	35,921	—	34,500
Income tax expense	(399)	14,591	—	14,192

Net income (loss)	$(1,022)	$21,330	$—	$20,308

Total assets at end of period	$76,508	$4,405,078	$—	$4,481,586

	Six Months Ended September 30, 2005
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$163	$114,829	$(764)	$114,228
Interest expense	761	48,658	(764)	48,655

Net interest income (loss)	(598)	66,171	—	65,573
Provision for loan losses	—	1,750	—	1,750

Net interest income (loss) after provision for loan losses	(598)	64,421	—	63,823
Real estate investment partnership revenue	23,072	—	—	23,072
Other revenue from real estate operations	1,913	—	—	1,913
Other income	—	13,696	(60)	13,636
Real estate investment partnership cost of sales	(19,191)	—	—	(19,191)
Other expense from real estate partnership operations	(4,314)	—	60	(4,254)
Minority interest in income of real estate partnerships	(1,391)	—	—	(1,391)
Other expense	—	(39,911)	—	(39,911)

Income (loss) before income taxes	(509)	38,206	—	37,697
Income tax expense	32	15,327	—	15,359

Net income (loss)	$(541)	$22,879	$—	$22,338

Total assets at end of period	$73,678	$4,130,792	$—	$4,204,470

Note 8 – Commitments and Contingent Liabilities
The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial guarantees which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement and exposure to credit loss the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30,	March 31,
	2006	2006
Commitments to extend credit:	$68,899	$95,209
Unused lines of credit:
Home equity	94,430	94,844
Credit cards	41,174	43,255
Commercial	125,907	138,751
Letters of credit	75,848	68,282
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	19,488	17,977
Real estate investment segment borrowing guarantees unfunded	17,563	18,041
Other financial guarantees	700	—
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
The real estate investment segment borrowing guarantees unfunded represent the Corporation’s commitment through its Investment Directions, Inc. (“IDI”) subsidiary to guarantee the borrowings of the related real estate investment partnerships up to a total of $44.4 million. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Note 9 – Subsequent Events
On October 20, 2006, the Corporation declared a $0.17 per share cash dividend on its common stock, amounting to $3.7 million in the aggregate, to be paid on November 15, 2006 to stockholders of record on November 1, 2006.

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
Executive Overview
Highlights for the second quarter ended September 30, 2006 include:
•	Diluted earnings per share decreased to $0.44 for the quarter ended September 30, 2006 compared to $0.48 per share for the quarter ended September 30, 2005 primarily due to a $1.1 million increase in the loan loss provision;

•	The net interest margin decreased to 3.15% for the quarter ended September 30, 2006 compared to 3.40% for the quarter ended September 30, 2005 because interest-bearing liabilities repriced upward faster then interest-earning assets;

•	Loans receivable increased $326.2 million or 9.39% since September 30, 2005 and increased $179.7 million, or 4.96%, since March 31, 2006;

•	Deposits grew $190.8 million or 6.29% since September 30, 2005 and $183.5 million, or 6.04%, since March 31, 2006; and

•	Book value per share increased to $15.18 at September 30, 2006 compared to $14.69 at March 31, 2006 and $14.28 at September 30, 2005.

•	Non-performing assets increased $6.8 million to $22.5 million from March 31, 2006 primarily due to the addition of $4.6 million in non-accrual loans

•	Real estate investment partnership revenue declined $7.9 million from $11.6 million at September 30, 2005 to $3.6 million. Real estate investment partnership cost of sales declined $7.3 million from $10.8 million at September 30, 2005 to $3.5 million. These decreases were due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 40 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

•	On November 2, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that will take effect at the beginning of 2007. The new rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to the Bank’s assessment base of approximately $3.2 billion, this translates to an annual deposit premium of approximately $1.6 to $2.2 million. Most banks, including the Bank have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $2.7 million.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands — except per share amounts)	9/30/2006	6/30/2006	3/31/2006	12/31/2005
Operations Data:
Net interest income	$32,838	$32,845	$33,294	$33,837
Provision for loan losses	2,625	1,205	1,450	700
Net gain on sale of loans	1,349	869	1,348	144
Real estate investment partnership revenue	3,631	4,486	4,524	6,378
Other non-interest income	8,075	7,952	8,063	7,898
Real estate investment partnership cost of sales	3,486	3,853	3,791	5,527
Other non-interest expense	23,427	22,586	22,534	23,238
Minority interest in income (loss) of real estate partnership operations	(75)	438	29	304
Income before income taxes	16,430	18,070	19,425	18,488
Income taxes	6,769	7,423	7,973	7,595
Net income	9,661	10,647	11,452	10,893

Selected Financial Ratios (1):
Yield on earning assets	6.76%	6.52%	6.34%	6.15%
Cost of funds	3.75	3.43	3.11	2.88
Interest rate spread	3.01	3.09	3.23	3.27
Net interest margin	3.15	3.23	3.35	3.39
Return on average assets	0.88	1.00	1.10	1.04
Return on average equity	11.72	13.14	14.46	13.91
Average equity to average assets	7.53	7.60	7.59	7.45
Non-interest expense to average assets	2.46	2.48	2.52	2.74

Per Share:
Basic earnings per share	$0.45	$0.50	$0.54	$0.51
Diluted earnings per share	0.44	0.49	0.53	0.50
Dividends per share	0.17	0.16	0.16	0.16
Book value per share	15.18	14.91	14.69	14.32

Financial Condition:
Total assets	$4,481,586	$4,356,921	$4,275,140	$4,200,234
Loans receivable, net
Held for sale	5,393	4,118	5,509	5,847
Held for investment	3,794,039	3,709,745	3,614,265	3,545,436
Deposits	3,223,759	3,177,220	3,040,217	2,987,284
Borrowings	875,014	791,098	861,861	814,641
Stockholders’ equity	330,774	326,495	321,025	312,089
Allowance for loan losses	18,393	15,636	15,570	15,252
Non-performing assets	22,506	18,836	15,721	17,265

(1)	Annualized when appropriate.

	Three Months Ended
(Dollars in thousands — except per share amounts)	9/30/2005	6/30/2005	3/31/2005	12/31/2004
Operations Data:
Net interest income	$33,428	$32,145	$31,231	$31,651
Provision for loan losses	1,485	265	165	664
Net gain on sale of loans	1,193	123	763	1,001
Real estate investment partnership revenue	11,559	11,513	51,112	16,104
Other non-interest income	7,090	7,143	7,838	5,758
Real estate investment partnership cost of sales	10,780	8,411	30,966	13,131
Other non-interest expense	22,536	21,630	24,682	20,368
Minority interest in income of real estate partnership operations	102	1,288	8,582	2,023
Income before income taxes	18,367	19,330	26,549	18,328
Income taxes	7,589	7,770	9,748	7,618
Net income	10,778	11,560	16,801	10,710

Selected Financial Ratios (1):
Yield on earning assets	5.97%	5.73%	5.56%	5.51%
Cost of funds	2.68	2.53	2.37	2.22
Interest rate spread	3.29	3.20	3.19	3.29
Net interest margin	3.40	3.32	3.29	3.40
Return on average assets	1.04	1.14	1.68	1.09
Return on average equity	13.62	14.70	21.44	13.64
Average equity to average assets	7.66	7.75	7.82	8.01
Non-interest expense to average assets	3.22	2.96	5.56	3.42

Per Share:
Basic earnings per share	$0.49	$0.53	$0.75	$0.47
Diluted earnings per share	0.48	0.52	0.74	0.46
Dividends per share	0.16	0.14	0.13	0.13
Book value per share	14.28	14.22	13.92	13.77

Financial Condition:
Total assets	$4,204,470	$4,136,822	$4,050,456	$3,929,881
Loans receivable, net
Held for sale	6,957	6,313	4,361	11,816
Held for investment	3,466,265	3,383,250	3,414,608	3,292,339
Deposits	3,032,976	2,960,468	2,873,533	2,705,495
Borrowings	794,044	798,927	793,609	826,928
Stockholders’ equity	315,349	315,416	310,678	316,243
Allowance for loan losses	22,582	26,532	26,444	27,526
Non-performing assets	16,201	17,030	15,908	21,029

(1)	Annualized when appropriate.

Significant Accounting Policies
                   There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

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
Set forth below is management’s discussion and analysis of the Corporation’s financial condition and results of operations for the three and six months ended September 30, 2006, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS
General. Net income for the three months ended September 30, 2006 decreased $1.1 million or 10.4% to $9.7 million from $10.8 million and decreased $2.0 million or 9.1% to $20.3 million from $22.3 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $1.1 million and a decrease in non-interest income of $6.8 million, which were partially offset by a decrease in non-interest expense of $6.4 million, a decrease in income tax expense of $820,000 and a decrease in minority interest income of real estate partnership operations of $177,000. The decrease in net income for the six-month period compared to the same period last year was largely due to an increase in provision for loan losses of $2.1 million and a decrease in non-interest income of $12.3 million, which were partially offset by a decrease in non-interest expense of $10.0 million, a decrease in income tax expense of $1.2 million and a decrease in minority interest income of real estate partnership operations of $1.0 million.
Net Interest Income. Net interest income decreased $590,000 or 1.8% for the three months ended September 30, 2006 and increased $110,000 or 0.2% for the six months ended September 30, 2006, respectively, as compared to the same respective periods in the prior year. Interest income increased $11.8 million or 20.1% for the three months ended September 30, 2006 as compared to the same period in the prior year. Interest expense increased $12.4 million or 49.2% for the three months ended September 30, 2006 as compared to the same period in the prior year. The net interest margin decreased to 3.15% for the three-month period ended September 30, 2006 from 3.40% for the same period in the prior year and decreased to 3.19% for the six-month period ended September 30, 2006 from 3.36% for the same period in the prior year. The change in the net interest margin reflects the increase in the costs of interest-bearing liabilities offset by the increase in yields on interest-earning assets. The interest rate spread decreased to 3.01% from 3.29% for the three-month period and decreased to 3.05% from 3.24% for the six-month period ended September 30, 2006 as compared to the same respective periods in the prior year.
Interest income on loans increased $12.2 million or 22.8% and $22.8 million or 21.7%, respectively, for the three and six months ended September 30, 2006, as compared to the same periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $344.0 million and $288.7 million in the three and six months ended September 30, 2006, respectively, as compared to the same respective periods in the prior year. There was also an increase of 72 basis points in the average yield on loans to 6.97% from 6.25% for the three-month period and an increase of 75 basis points to 6.86% from 6.11% for the six-month period. This increase is the result of loans being originated at higher interest rates and upward pricing of adjustable rate mortgages to current market levels. Interest income on mortgage-related securities decreased $72,000 or 2.3% and increased $289,000 or 5.1% for the three- and six-month periods ended September 30, 2006, as compared to the same respective periods in the prior year, primarily due to a decrease of $29.0 million and $8.9 million, respectively, in the three- and six-month average balances of mortgage-related securities. This increase was also due to an increase of 38 basis points in the average yield on mortgage-related securities to 4.78% from 4.40% for the three-month period and an increase of 38 basis points to 4.72% from 4.34% for the six-month period. In addition, interest income on investment securities (including Federal Home Loan Bank stock) increased $354,000 or 40.0% and $294,000 or 15.4%, respectively, for the three- and six-month periods ended September 30, 2006, as compared to the same respective periods in the prior year. This was primarily a result of an increase of $35.1 million and $20.6 million, respectively, in the average balance of investment securities for the three- and six-month periods ended September 30, 2006, as compared to the same respective periods in 2005, and a decrease of 12 basis points and 29 basis points in the average yield on investment securities for the three- and six-month periods, respectively. Interest income on interest-bearing deposits decreased $679,000 and $829,000 respectively, for the three and six months ended September 30, 2006, as compared to the same respective periods in 2005, primarily due to decreases in average balances.
Interest expense on deposits increased $10.5 million or 58.0% and $19.4 million or 56.0% for the three and six months ended September 30, 2006, respectively, as compared to the same periods in 2005. These increases were primarily attributable to an increase in the average balance of deposits, which increased $196.4 million and $184.9 million, respectively, primarily as a result of increases in certificates of deposit and money market accounts, and an increase of 117 basis points in the weighted average cost of deposits to 3.61% from 2.44% for the respective three-month period and an increase of 110 basis points in the weighted average cost of deposits to 3.45% from 2.35% for the respective six-month period. Interest expense on notes payable and other borrowings increased $1.9 million or

26.8% and $3.0 million or 21.5% during the three and six months ended September 30, 2006, as compared to the same respective periods in the prior year. For the three-month period ended September 30, 2006, the average balance of notes payable increased $50.6 million as compared to the same respective period in 2005. The increase in interest expense for the six-month period ended September 30, 2006 was due primarily to an increase of $38.8 million in the average balance of notes payable and other borrowings as compared to the same respective period in 2005. The weighted average cost of notes payable and other borrowings increased 69 basis points to 4.27% from 3.59% for the three-month period and increased 57 basis points to 4.13% from 3.56% for the six-month period.
Provision for Loan Losses. Provision for loan losses increased $1.1 million or 76.8% and $2.1 million or 118.9% for the three- and six-month periods ended September 30, 2006, as compared to the same respective periods for the prior year. During the quarter, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Due to the current economic climate and recent increases in delinquent loans, non-accrual loans and non-performing assets (as discussed under “Asset Quality” below), management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current quarter. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and the spread between the weighted-average rates earned on interest-earning assets and weighted-average cost of interest-bearing liabilities for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended September 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,929,479	$49,753	6.79%	$2,621,049	$40,060	6.11%
Consumer loans	630,121	11,458	7.27	613,061	9,974	6.51
Commercial business loans	211,529	4,529	8.56	192,983	3,491	7.24

Total loans receivable (2) (3)	3,771,129	65,740	6.97	3,427,093	53,525	6.25
Mortgage-related securities (4)	256,050	3,061	4.78	285,066	3,133	4.40
Investment securities (4)	73,531	893	4.86	35,106	326	3.71
Interest-bearing deposits	31,140	439	5.64	136,967	1,118	3.27
Federal Home Loan Bank stock	41,598	347	3.34	44,923	560	4.99

Total interest-earning assets	4,173,448	70,480	6.76	3,929,155	58,662	5.97

Non-interest-earning assets	207,613			203,215

Total assets	$4,381,061			$4,132,370

Interest-Bearing Liabilities
Demand deposits	$882,308	5,427	2.46	$782,949	2,552	1.30
Regular passbook savings	210,632	242	0.46	242,112	270	0.45
Certificates of deposit	2,075,036	22,949	4.42	1,946,466	15,294	3.14

Total deposits	3,167,976	28,618	3.61	2,971,527	18,116	2.44
Short-term borrowings	253,174	3,550	5.61	271,775	2,504	3.69
Long-term borrowings	591,298	5,474	3.70	522,096	4,614	3.53

Total interest-bearing liabilities	4,012,448	37,642	3.75	3,765,398	25,234	2.68

Non-interest-bearing liabilities	38,876			50,411

Total liabilities	4,051,324			3,815,809
Stockholders’ equity	329,737			316,561

Total liabilities and stockholders’ equity	$4,381,061			$4,132,370

Net interest income/interest rate spread (5)		$32,838	3.01%		$33,428	3.29%

Net interest-earning assets	$161,000			$163,757

Net interest margin (6)			3.15%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,885,418	$96,241	6.67%	$2,633,591	$78,713	5.98%
Consumer loans	625,506	22,472	7.19	604,086	19,356	6.41
Commercial business loans	207,386	8,802	8.49	191,945	6,681	6.96

Total loans receivable (2) (3)	3,718,310	127,515	6.86	3,429,622	104,750	6.11
Mortgage-related securities (4)	252,519	5,965	4.72	261,430	5,676	4.34
Investment securities (4)	64,269	1,503	4.68	41,959	734	3.50
Interest-bearing deposits	41,356	1,070	5.17	125,254	1,899	3.03
Federal Home Loan Bank stock	43,237	694	3.21	44,923	1,169	5.20

Total interest-earning assets	4,119,691	136,747	6.64	3,903,188	114,228	5.85

Non-interest-earning assets	204,086			193,307

Total assets	$4,323,777			$4,096,495

Interest-Bearing Liabilities
Demand deposits	$856,693	9,835	2.30	$771,215	4,756	1.23
Regular passbook savings	212,338	486	0.46	240,879	526	0.44
Certificates of deposit	2,059,754	43,653	4.24	1,931,755	29,306	3.03

Total deposits	3,128,785	53,974	3.45	2,943,849	34,588	2.35
Short-term borrowings	209,870	5,812	5.54	264,707	4,767	3.60
Long-term borrowings	618,589	11,278	3.65	524,990	9,300	3.54

Total interest-bearing liabilities	3,957,244	71,064	3.59	3,733,546	48,655	2.61

Non-interest-bearing liabilities	39,484			47,419

Total liabilities	3,996,728			3,780,965
Stockholders’ equity	327,049			315,530

Total liabilities and stockholders’ equity	$4,323,777			$4,096,495

Net interest income/interest rate spread (5)		$65,683	3.05%		$65,573	3.24%

Net interest-earning assets	$162,447			$169,642

Net interest margin (6)			3.19%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.05

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $6.8 million or 34.2% to $13.1 million and decreased $12.3 million or 31.7% to $26.4 million for the three and six months ended September 30, 2006, respectively, as compared to $19.8 million and $38.6 million for the same periods in 2005. The decrease was primarily due to the decrease of real estate investment partnership revenue of $7.9 million due to the decrease in the number of sales at the partnership level for the three-month period ended September 30, 2006. In addition, other non-interest income decreased $475,000 and net gain on sale of investments and mortgage-related securities decreased $267,000. These decreases were partially offset by an increase in other revenue from real estate operations of $877,000 as a result of a legal settlement related to the Indian Palms property, an increase in insurance commissions of $352,000, an increase in loan servicing income of $327,000, an increase in service charges on deposits of $160,000 and an increase in net gain on sale of loans of $156,000 for the three-month period ended September 30, 2006, as compared to the same respective period in the prior year. The decrease in non-interest income for the six-month period ended September 30, 2006 was primarily due to the decrease of real estate investment partnership revenue of $15.0 million as the result of a decrease in sales at the partnership level. The decrease in sales at the partnership level was due to a slow down in the single family housing market in California, which is reflective of the national trend. In addition, net gain on sale of investments and mortgage-related securities decreased $557,000 and other non-interest income decreased $211,000. These decreases were partially offset by an increase in other revenue from real estate operations of $1.8 million as a result of a legal settlement related to the Indian Palms property. There was also an increase in net gain on sale of loans of $903,000, which includes a gain on sale of education loans of approximately $310,000 and a valuation reversal of $435,000 for mortgage servicing rights due to the evaluation of impairment. In addition, there was an increase in insurance commissions of $491,000 and an increase in service charges on deposits of $216,000 for the six-month period ended September 30, 2006, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense decreased $6.4 million or 19.2% to $26.9 million and decreased $10.0 million or 15.8% to $53.4 million for the three and six months ended September 30, 2006, respectively, as compared to $33.3 million and $63.4 million for the same periods in 2005. The decrease for the three-month period was primarily due to the decrease of real estate investment partnership cost of sales of $7.3 million for the three months ended September 30, 2006 as compared to the same respective period in the prior year. This decrease was partially offset by an increase in compensation expense of $281,000, an increase in data processing expense of $270,000 and an increase in occupancy expense of $238,000 for the three months ended September 30, 2006 as compared to the same period in the prior year. The decrease for the six-month period was primarily due to the decrease of real estate investment partnership cost of sales of $11.9 million due to a decrease in sales at the partnership level which corresponds to the decrease in real estate partnership revenue for the six-month period ended September 30, 2006 as compared to the same period in the prior year, as well as the decrease in furniture and equipment of $138,000. These decreases were partially offset by an increase in occupancy expense of $661,000 and an increase in other expenses from real estate partnership operations of $503,000 which included additional expenses for improvements to the drainage for the housing development. In addition, data processing expense increased $410,000, other non-interest expense increased $153,000, compensation expense increased $135,000 and marketing expense increased $124,000 for the six months ended September 30, 2006 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $820,000 or 10.8% and $1.2 million or 7.6%, respectively, during the three and six months ended September 30, 2006, as compared to the same respective periods in 2005. This decrease was due to a decrease in income before income taxes. The effective tax rate was 41.2% and 41.1% for the three- and six-month periods ended September 30, 2006, respectively, as compared to 41.3% and 40.7% for the same respective periods last year.

FINANCIAL CONDITION
During the six months ended September 30, 2006, the Corporation’s assets increased by $206.4 million from $4.28 billion at March 31, 2006 to $4.48 billion at September 30, 2006. The majority of this increase was attributable to increases in loans receivable, investment securities and mortgage-related securities, which were partially offset by decreases in other categories such as Federal Home Loan Bank stock and accrued interest on investments and loans and other assets.
Total loans (including loans held for sale) increased $179.7 million during the six months ended September 30, 2006. Activity for the period consisted of (i) originations and purchases of $1.01 billion, (ii) sales of $202.8 million and (iii) principal repayments and other adjustments of $623.4 million.
Mortgage-related securities (both available for sale and held to maturity) increased $13.3 million during the six months ended September 30, 2006 as a result of purchases of $38.3 million, partially offset by principal repayments and market value adjustments of $25.0 million in this six-month period. Mortgage-related securities consisted of $83.7 million of mortgage-backed securities and $177.1 million of collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) at September 30, 2006.
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
Investment securities increased $40.3 million during the six months ended September 30, 2006 as a result of purchases of $93.6 million of such securities, which were partially offset by sales and maturities of $53.9 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock decreased $3.8 million during the six months ended September 30, 2006 due to the redemption of stock.
Real estate held for development and sale increased $7.2 million to $61.6 million as of September 30, 2006 from $54.3 million as of March 31, 2006. This net increase was the result of additional development of a commercial project in Texas offset by continued home and land lot sales.
Total liabilities increased $196.4 million during the six months ended September 30, 2006. This increase was largely due to a $183.5 million increase in deposits primarily as a result of an $85.9 million increase in certificates of deposit and a $102.3 million increase in money market accounts, and a $13.2 million increase in borrowings. These increases were partially offset by a $295,000 decrease in other liabilities during the six-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $398.0 million at September 30, 2006 and $399.3 million at March 31, 2006, and generally mature within one to five years.
Stockholders’ equity increased $9.7 million during the six months ended September 30, 2006 as a net result of (i) comprehensive income of $20.8 million, (ii) stock options exercised of $3.7 million (with the excess of the cost of treasury shares over the option price ($2.7 million) charged to retained earnings) and (iii) benefit plan shares earned and related tax adjustments totaling $766,000. These increases were partially offset by (i) cash dividends of $7.1 million, (ii) purchases of treasury stock of $5.7 million and (iii) the issuance of shares for management and benefit plans of $8,000.

ASSET QUALITY
Non-performing assets increased $6.8 million to $22.5 million at September 30, 2006 from $15.7 million at March 31, 2006 and increased as a percentage of total assets to .50% from .37% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At September 30,	At March 31,
	2006	2006	2005	2004
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$2,802	$2,856	$2,406	$3,247
Multi-family residential	7,626	4,214	—	—
Commercial real estate	5,666	3,398	4,894	8,764
Consumer	492	548	453	642
Commercial business	1,554	2,513	6,697	2,268

Total non-accrual loans	18,140	13,529	14,450	14,921
Foreclosed properties and repossessed assets, net	4,366	2,192	1,458	2,422

Total non-performing assets	$22,506	$15,721	$15,908	$17,343

Performing troubled debt restructurings	$—	$—	$—	$2,649

Total non-accrual loans to total loans(1)	0.45%	0.35%	0.40%	0.45%
Total non-performing assets to total assets	0.50	0.37	0.39	0.46
Allowance for loan losses to total loans(1)	0.46	0.41	0.73	0.87
Allowance for loan losses to total non-accrual loans	101.39	115.09	183.00	191.72
Allowance for loan and foreclosure losses to total non-performing assets	81.94	100.48	167.39	165.78

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $4.6 million during the six months ended September 30, 2006. The increase was primarily attributable to the addition of three multi-family residential loans that totaled $4.0 million and two commercial real estate loans that totaled $1.4 million. This increase was partially offset by the charge-off of a commercial business loan totaling approximately $815,000. Management believes that loans added to the non-accrual category are adequately collateralized and that reserves placed on the loans are appropriate. Management evaluates these loans to determine if there are probable and estimable losses. At September 30, 2006, there were four non-accrual loans with loan balances greater than $1.0 million. One was a $3.4 million multi-family residential loan secured by two multi-family properties located in central Wisconsin. The second was a $1.1 million multi-family residential real estate loan secured by an apartment complex located in southern Wisconsin. The third was a $2.1 million multi-family residential loan secured by an apartment complex located in central Wisconsin. The fourth was a $1.5 million commercial real estate loan secured by a manufacturing facility located in southern Wisconsin. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
Foreclosed properties and repossessed assets increased $2.2 million for the six months ended September 30, 2006. The increase was largely attributable to three loans that went to foreclosure in the six-month period. One was a

$999,000 commercial real estate loan on a warehouse in Minnesota; another was a $504,000 multi-family residential loan in northern Wisconsin; and the third was an $806,000 single family residential/lot loan in northern Wisconsin.
At September 30, 2006, assets that the Corporation had classified as substandard, net of reserves, consisted of $31.9 million of loans and foreclosed properties. As of March 31, 2006, substandard assets amounted to $15.8 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $16.1 million in the substandard balance for the six months ended September 30, 2006 was largely attributable to the addition of seven loans totaling $7.0 million secured by commercial real estate property and general business assets located in Wisconsin. The increase was also attributable to the addition of a $2.1 million commercial business loan secured by general business assets located in southern Wisconsin, the addition of two multifamily residential loans totaling approximately $3.0 million secured by multi-family properties located in central Wisconsin, the addition of an $867,000 commercial real estate loan secured by a commercial property located in southern Wisconsin, the addition of a $635,000 multi-family residential loan secured by the property located in southern Wisconsin and the addition of a $806,000 single family residential/lot loan secured by the property in northern Wisconsin.
The category of substandard assets contains five loans with a carrying value of greater than $1.0 million. One loan with a carrying value of $4.3 million, is secured by various commercial properties in southern Wisconsin. A second loan, with a carrying value of $3.4 million, is secured by the assets of two multi-family properties located in central Wisconsin. A third loan, with a carrying value of $2.1 million, is secured by the assets of a commercial business property located in southern Wisconsin. A fourth loan, with a carrying value of $2.1 million, is secured by a multifamily residential property located in southern Wisconsin. A fifth loan, with a carrying value of $1.2 million, is secured by a commercial property located in central Wisconsin.
At September 30, 2006, the Corporation had identified assets of $3.7 million as impaired, net of reserves. As of March 31, 2006, impaired loans were $3.3 million. The increase since March 31, 2006 was not attributable to one loan. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2006	2006	2005	2004
	(In Thousands)
Impaired loans with valuation reserve required	$6,468	$6,381	$10,827	$17,126

Less:
Specific valuation allowance	2,815	3,111	7,126	5,382

Total impaired loans	$3,653	$3,270	$3,701	$11,744

Average impaired loans	$3,782	$3,829	$11,535	$6,389

Interest income recognized on impaired loans	$40	$208	$249	$710

Interest income recognized on a cash basis on impaired loans	$40	$208	$249	$710

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At September 30,	At March 31,
	2006	2006	2005	2004
	(In Thousands)
30 to 59 days	$23,210	$9,874	$5,853	$4,887
60 to 89 days	5,174	733	714	10,941

Total	$28,384	$10,607	$6,567	$15,828

The majority of the increase in loans 30-59 days delinquent since March 31, 2006 was substantially due to four borrowers with loans secured by commercial and residential properties. The majority of the increase in loans 60 to 89 days delinquent was substantially due to two multi-family residential loans.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Dollars In Thousands)
Allowance at beginning of period	$15,636	$26,532	$15,570	$26,444
Charge-offs:
Mortgage	(210)	(121)	(625)	(144)
Consumer	(90)	(86)	(160)	(288)
Commercial business	(10)	(5,338)	(846)	(5,355)

Total charge-offs	(310)	(5,545)	(1,631)	(5,787)
Recoveries:
Mortgage	—	80	1	81
Consumer	9	27	15	43
Commercial business	433	3	608	51

Total recoveries	442	110	624	175

Net (charge-offs) recoveries	132	(5,435)	(1,007)	(5,612)
Provision for loan losses	2,625	1,485	3,830	1,750

Allowance at end of period	$18,393	$22,582	$18,393	$22,582

Net charge-offs to average loans	0.01%	(0.63)%	(0.05)%	(0.33)%

During the six months ended September 30, 2006, the Corporation incurred one large commercial business loan loss totaling approximately $815,000 which was charged off based on credit evaluation.
Although management believes that the September 30, 2006 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At September 30, 2006, the Corporation had outstanding commitments to originate loans of $68.9 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $337.4 million. Scheduled maturities of certificates of deposit during the twelve months following September 30, 2006 amounted to $1.78 billion and scheduled maturities of borrowings during the same period totaled $597.5 million. At September 30, 2006, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $19.5 million at September 30, 2006 related to approximately $1.51 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2006 and March 31, 2006:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2006:
Tier 1 capital (to adjusted tangible assets)	$345,404	7.87%	$131,646	3.00%	$219,410	5.00%
Risk-based capital (to risk-based assets)	360,981	10.46	276,034	8.00	345,042	10.00
Tangible capital (to tangible assets)	345,404	7.87	65,823	1.50	N/A	N/A

As of March 31, 2006:
Tier 1 capital (to adjusted tangible assets)	$333,342	7.96%	$125,590	3.00%	$209,316	5.00%
Risk-based capital (to risk-based assets)	345,801	10.48	263,914	8.00	329,893	10.00
Tangible capital (to tangible assets)	333,342	7.96	62,795	1.50	N/A	N/A
The following table reconciles the Corporation’s stockholders’ equity to regulatory capital at September 30, 2006 and March 31, 2006:

	September 30,	March 31,
	2006	2006
	(In Thousands)
Stockholders’ equity of the Bank	$363,283	$350,696
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	2,077	2,602

Tier 1 and tangible capital	345,404	333,342
Plus: Allowable general valuation allowances	15,577	12,459

Risk based capital	$360,981	$345,801

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
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. As of September 30, 2006, IDI had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. As of the same date, $26.9 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 9/30/06	at 3/31/06
(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$12,350	$14,150
Davsha III	Indian Palms 147, LLC	4,655	1,215	1,322
Davsha V	Villa Santa Rosa, LLC	11,000	4,236	4,765
Davsha VII	La Vista Grande 121, LLC	14,619	9,060	6,146

Total		$44,424	$26,861	$26,383

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At September 30, 2006, the Corporation’s investment in these partnerships consisted of assets of $50.7 million and cash and other assets of $3.6 million. The liabilities of these partnerships consisted of other borrowings of $27.0 million (reported as a part of FHLB and other borrowings), other liabilities of $1.9 million (reported as a part of other liabilities) and minority interest of $7.3 million. These amounts represent the Corporation’s maximum exposure to loss at September 30, 2006 as a result of involvement with these limited partnerships.
The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.
In addition, IDI has guaranteed a loan from Power Designers, Inc. in the amount of $1.2 million, of which there was an outstanding balance of $500,000 at September 30, 2006. Power Designers, Inc. is a heavy industrial battery charger manufacturer in which IDI has a 57.4% ownership interest.

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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at September 30, 2006 has not changed materially since March 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.

Item 3	Quantitative and Qualitative Disclosures About Market Risk.

The Corporation’s market rate risk has not materially changed from March 31, 2006. See the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006. See ”Asset/Liability Management” in Part I, Item 2 of this report.

Item 4	Controls and Procedures

The Corporation’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating in an effective manner.

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

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs (2)
July 1 -July 31, 2006	3,976		$29.90	—	1,469,360
August 1 - August 31, 2006	20,000		28.45	20,000	1,449,360
September 1 - September 30, 2006	131,000		28.58	131,000	1,318,360

Total	154,976	(1)	$28.60	151,000	1,318,360

(1)	Consists of 151,000 shares purchased pursuant to a publicly announced repurchase program, and 3,976 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 7, 2005, the Board of Directors extended the current share repurchase program and authorized an additional share repurchase program of 5% or approximately 1.10 million shares of its outstanding common stock in the open market. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Item 3	Defaults upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits

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
ANCHOR BANCORP WISCONSIN INC.

Date: November 8, 2006	By:	/s/ Douglas J. Timmerman Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: November 8, 2006	By:	/s/ Michael W. Helser Michael W. Helser, Treasurer and
Chief Financial Officer