Form 10-Q
period 2006-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2007-02-06
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of January 31, 2007: 21,875,285

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2006	2006
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash	$87,379	$66,192
Interest-bearing deposits	63,725	86,352

Cash and cash equivalents	151,104	152,544
Investment securities available for sale	41,990	49,521
Mortgage-related securities available for sale	258,685	247,438
Mortgage-related securities held to maturity (fair value of $70 and $77, respectively)	70	77
Loans, less allowance for loan losses of $20,031 at December 31, 2006 and $15,570 at March 31, 2006:
Held for sale	4,470	5,509
Held for investment	3,834,381	3,614,265
Foreclosed properties and repossessed assets, net	4,499	2,192
Real estate held for development and sale	61,624	54,330
Office properties and equipment	30,684	29,867
Federal Home Loan Bank stock—at cost	40,214	45,348
Accrued interest on investments and loans and other assets	58,219	54,093
Goodwill	19,956	19,956

Total assets	$4,505,896	$4,275,140

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$254,454	$242,924
Interest bearing	2,986,086	2,797,293

Total deposits	3,240,540	3,040,217
Short-term borrowings	334,400	186,200
Long-term borrowings	506,819	675,661
Other liabilities	79,902	45,040

Total liabilities	4,161,661	3,947,118

Minority interest in real estate partnerships	7,713	6,997

Commitments and contingent liabilities (Note 8)

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,782,729 and 21,854,303 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	71,283	70,517
Retained earnings	357,616	340,364
Accumulated other comprehensive loss	(1,152)	(2,558)
Treasury stock (3,580,610 shares and 3,509,036 shares, respectively), at cost	(88,781)	(82,144)
Deferred compensation obligation	(4,980)	(7,690)

Total stockholders’ equity	336,522	321,025

Total liabilities and stockholders’ equity	$4,505,896	$4,275,140

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$67,265	$56,443	$194,779	$161,192
Mortgage-related securities	3,112	2,962	9,078	8,639
Investment securities	1,386	1,004	3,583	2,907
Interest-bearing deposits	814	988	1,884	2,888

Total interest income	72,577	61,397	209,324	175,626
Interest expense:
Deposits	30,746	20,257	84,720	54,845
Short-term borrowings	4,220	2,958	10,032	7,725
Long-term borrowings	5,082	4,345	16,360	13,646

Total interest expense	40,048	27,560	111,112	76,216

Net interest income	32,529	33,837	98,212	99,410
Provision for loan losses	3,375	700	7,205	2,450

Net interest income after provision for loan losses	29,154	33,137	91,007	96,960
Non-interest income:
Real estate investment partnership revenue	8,009	6,378	16,126	29,450
Loan servicing income	1,155	1,280	3,569	3,681
Credit enhancement income	418	414	1,252	1,216
Service charges on deposits	2,684	2,355	7,629	7,084
Insurance commissions	1,002	589	2,800	1,897
Net gain on sale of loans	776	144	2,995	1,460
Net gain (loss) on sale of investments and mortgage-related securities	—	120	(283)	394
Other revenue from real estate operations	863	1,470	4,585	3,384
Other	1,209	1,670	3,806	4,476

Total non-interest income	16,116	14,420	42,479	53,042

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$11,340	$11,862	$33,645	$34,032
Real estate investment partnership cost of sales	7,115	5,527	14,454	24,718
Occupancy	1,904	1,820	5,888	5,144
Furniture and equipment	1,418	1,423	4,465	4,609
Data processing	1,445	1,425	4,505	4,074
Marketing	1,152	1,108	3,463	3,294
Other expenses from real estate partnership operations	1,878	2,467	6,635	6,721
Other	3,306	3,133	9,856	9,531

Total non-interest expense	29,558	28,765	82,911	92,123

Minority interest in income (loss) of real estate partnership operations	(31)	304	332	1,694

Income before income taxes	15,743	18,488	50,243	56,185
Income taxes	5,308	7,595	19,500	22,954

Net income	$10,435	$10,893	$30,743	$33,231

Earnings per share:
Basic	$0.49	$0.51	$1.43	$1.53
Diluted	0.48	0.50	1.42	1.50
Dividends declared per share	0.17	0.16	0.50	0.46
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
	(In Thousands)
Operating Activities
Net income	$30,743	$33,231
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,205	2,450
Provision for depreciation and amortization	3,075	3,131
Cash paid due to origination of loans held for sale	(303,102)	(567,011)
Cash received due to sale of loans held for sale	307,136	565,525
Net gain on sales of loans	(2,995)	(1,460)
Loss (gain) on sale of investments	283	(394)
Increase in accrued interest receivable	(3,641)	(3,441)
(Increase) decrease in prepaid exp and other assets	(485)	3,870
Increase in accrued interest payable	1,279	2,161
Increase in accounts payable	34,915	16,300
Other	(8,354)	(4,647)

Net cash provided by operating activities	66,059	49,715

Investing Activities
Proceeds from sales of investment securities available for sale	65	—
Proceeds from maturities of investment securities	157,520	144,080
Purchase of investment securities available for sale	(148,688)	(127,888)
Proceeds from sale of mortgage-related securities available for sale	—	13,042
Purchase of mortgage-related securities available for sale	(47,779)	(23,718)
Principal collected on mortgage-related securities	38,749	49,954
Decrease (Increase) in FHLB stock	5,134	(425)
Net increase in loans held for investment	(223,111)	(224,957)
Purchases of office properties and equipment	(3,701)	(1,746)
Sales of office properties and equipment	161	9
Sales of real estate	—	425
Investment in real estate held for development and sale	(7,546)	(2,682)

Net cash used in investing activities	(229,196)	(173,906)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2006	2005
	(In Thousands)
Financing Activities
Increase in deposit accounts	$205,295	$117,680
Decrease in advance payments by borrowers for taxes and insurance	(6,304)	(6,211)
Increase in short-term borrowings	148,200	64,200
Proceeds from long-term borrowings	10,806	110,680
Repayment of long-term borrowings	(179,648)	(153,848)
Treasury stock purchased	(7,930)	(23,283)
Exercise of stock options	1,056	297
Cash received from employee stock purchase plan	182	307
Tax benefit from stock related compensation	766	1,886
Payments of cash dividends to stockholders	(10,726)	(9,897)

Net cash provided by financing activities	161,697	101,811

Net decrease in cash and cash equivalents	(1,440)	(22,380)
Cash and cash equivalents at beginning of period	152,544	166,436

Cash and cash equivalents at end of period	$151,104	$144,056

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$109,833	$74,055
Income taxes	26,690	21,221

Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	—	94,129
Securitization of mortgage loans held for sale to mortgage-backed securities	—	94,165
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month and nine-month periods ended December 31, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2006.
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

Note 3 — Stock-Based Compensation
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
At December 31, 2006, an aggregate of 908,332 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Nine Months Ended December 31, 2006
		Weighted
		Average
	Options	Price
Outstanding at beginning of period	1,159,022	$17.75
Granted	—	—
Exercised	(147,806)	11.24
Forfeited	—	—

Outstanding at end of period	1,011,216	$18.70

Options exercisable at December 31, 2006	1,011,216	$18.70

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
The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at December 31, 2006:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$10.78 - $12.99	193,446	0.49	$11.66	193,446	$11.66
$15.06 - $23.77	741,680	4.22	19.38	741,680	19.38
$28.50 - $31.95	76,090	8.19	29.99	76,090	29.99

	1,011,216	3.81	18.70	1,011,216	18.70

A summary of restricted stock grants is provided in the following table:

	Nine Months Ended December 31, 2006
		Weighted
	Number of Shares	Average
	of Restricted Stock	Price

Balance at beginning of period	20,700	$31.95
Restricted stock granted	55,000	28.47
Restricted stock vested	(2,500)	31.95
Restricted stock forfeited	—	—

Balance at end of period	73,200	$29.62

Prior to April 1, 2006, the Corporation accounted for stock awards under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended March 31, 2006 and 2005, nor the three- and nine-month periods ended December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.
As a result of adopting FAS 123(R) on April 1, 2006, the Corporation’s income before taxes and net income for the nine-month period ended December 31, 2006 were no different than if it had continued to account for share-based compensation under APB No. 25 due to the fact that no compensation expense was recognized in the current period.
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

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
	(Dollars in thousands, except per share data)
Net income, as reported	$10,893	$33,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(179)

Pro forma net income	$10,846	$33,052

Earnings per share:
Basic:
As reported	$0.51	$1.53
Pro forma	0.50	1.52
Diluted:
As reported	$0.50	$1.50
Pro forma	0.49	1.49
Note 4 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at December 31, 2006 and at March 31, 2006.
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
Critical assumptions used in our discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types – fixed rate, adjustable rate and balloon loans — include discount rates in the range of 9 to 20 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In addition, our MSR portfolio and assumptions are evaluated quarterly by a third party and the results are reviewed by management.
Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore and an increase in fair value of MSRs. National prepayment speeds, obtained from a third party source, are imported into our valuation model monthly.
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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights at beginning of period March 31, 2005	$5,797	$1,153
Additions	1,532	808
Amortization	(1,594)	(637)

Mortgage servicing rights before valuation allowance at end of period	5,735	1,324
Valuation allowance	(456)	—

Net mortgage servicing rights at end of period March 31, 2006	$5,279	$1,324

Fair Market Value at the end of the period	$12,431	$1,678
Key Assumptions:
Weighted average discount	11.05%	16.99%
Weighted average prepayment speed assumption	11.18%	22.35%

Mortgage servicing rights at beginning of period March 31, 2006	$5,735	$1,324
Additions	1,865	301
Amortization	(1,369)	(559)

Mortgage servicing rights before valuation allowance at end of period	6,231	1,066
Valuation allowance	(300)	—

Net mortgage servicing rights at end of period December 31, 2006	$5,931	$1,066

Fair Market Value at the end of the period	$11,284	$1,677
Key Assumptions:
Weighted average discount	11.20%	19.29%
Weighted average prepayment speed assumption	13.57%	15.64%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of December 31, 2006. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.
The following table shows the current period and estimated future amortization expense for mortgage servicing rights:

	Residential	Other
	(In Thousands)
Quarter ended December 31, 2006 (actual)	$479	$114

Estimate for the year ended March 31,
2007	$1,826	$746
2008	1,826	320
2009	1,826	—
2010	753	—

	$6,231	$1,066

Note 5 — Stockholders’ Equity
During the quarter ended December 31, 2006, options for 7,950 shares of common stock were exercised at a weighted-average price of $17.54 per share for a total of 147,806 shares for the nine-month period at a weighted-average price of $11.24 per share. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $88,000 was charged to retained earnings. During the quarter ended December 31, 2006, the Corporation issued 67,522 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $28.44 per share or $1.9 million in the aggregate. The $7,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended December 31, 2006, the Corporation acquired an aggregate of 76,800 shares of its common stock at a weighted-average price of $28.55 per share, or an aggregate of $2.2 million, as a result of purchases in the open market. See Part II, Item 2. On November 15, 2006, the Corporation paid a cash dividend of $.17 per share, amounting to $3.6 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended December 31, 2006 and 2005, total comprehensive income amounted to $11.3 million and $9.5 million, respectively. For the nine months ended December 31, 2006 and 2005, comprehensive income was $32.1 million and $32.1 million, respectively.
Upon adoption of Financial Accounting Standard 123(R), the accounting for restricted stock was changed to prospectively recognize the unearned deferred compensation. The unearned portion was previously shown as a reduction of equity.

Note 6 — Earnings Per Share
Basic earnings per share for the three and nine months ended December 31, 2006 and 2005 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2006	2005

Numerator:
Net income	$10,435,100	$10,893,097

Numerator for basic and diluted earnings per share—income available to common stockholders	$10,435,100	$10,893,097

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,346,065	21,489,319
Effect of dilutive securities:

Employee stock options	268,287	385,011
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,614,352	21,874,330

Basic earnings per share	$0.49	$0.51

Diluted earnings per share	$0.48	$0.50

	Nine Months Ended December 31,
	2006	2005

Numerator:
Net income	$30,742,722	$33,231,176

Numerator for basic and diluted earnings per share—income available to common stockholders	$30,742,722	$33,231,176

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,429,886	21,706,059
Effect of dilutive securities:

Employee stock options	292,944	402,083
Management Recognition Plans	—	1,690

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,722,830	22,109,832

Basic earnings per share	$1.43	$1.53

Diluted earnings per share	$1.42	$1.50

Note 7 — Segment Information
According to the materiality thresholds of SFAS No. 131, the Corporation is required to report each operating segment based on materiality thresholds of ten percent or more of certain amounts, such as revenue. Additionally, the Corporation is required to report separate operating segments until the revenue attributable to such segments is at least 75 percent of total consolidated revenue. SFAS No. 131 allows the Corporation to combine operating segments, even though they may be individually material, if the segments have similar basic characteristics in the nature of the products, production processes, and type or class of customer for products or services. Based on the above criteria, the Corporation has two reportable segments: community banking and real estate investments.
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
Net loss from the real estate investment segment decreased $350,000 to a net loss of $302,000 and increased $132,000 to a net loss of $1.3 million for the three and nine months ended December 31, 2006, respectively, as compared to net losses of $652,000 and $1.2 million for the same respective periods in 2005. The decreased loss for the three-month period was primarily due to an increase in real estate investment partnership revenue, which was the result of an increase in sales at the partnership level, and the increase in net loss for the nine-month period was primarily due to a decrease in sales at the partnership level. For the three-month period, other revenue from real estate operations, which is comprised of rental income at the partnership level, decreased $607,000. In addition, there was an increase of $1.6 million in partnership sales which was offset in part by a $1.6 million increase in real estate investment cost of sales and a $335,000 decrease in minority interest in income of real estate partnerships for the three months ended December 31, 2006 as compared to the same respective period in the prior year. For the nine-month period, there was a decrease of $13.3 million in partnership sales, which was offset in part by a $10.3 million decrease in real estate investment cost of sales. There was also a $1.4 million decrease in minority interest in income of real estate partnerships and a $508,000 decrease in income tax expense for the nine-month period ended December 31, 2006. These decreases were partially offset by a $1.2 million increase in other revenue from real estate operations as a result of a legal settlement related to the Indian Palms property for the nine months ended December 31, 2006, as compared to the same respective period in the prior year. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 47 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three and nine months ended December 31, 2006 and 2005, respectively.

	Three Months Ended December 31, 2006
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$88	$73,005	$(516)	$72,577
Interest expense	508	40,056	(516)	40,048

Net interest income (loss)	(420)	32,949	—	32,529
Provision for loan losses	—	3,375	—	3,375

Net interest income (loss) after provision for loan losses	(420)	29,574	—	29,154
Real estate investment partnership revenue	8,009	—	—	8,009
Other revenue from real estate operations	863	—	—	863
Other income	—	7,274	(30)	7,244
Real estate investment partnership cost of sales	(7,115)	—	—	(7,115)
Other expense from real estate partnership operations	(1,908)	—	30	(1,878)
Minority interest in loss of real estate partnerships	31	—	—	31
Other expense	—	(20,565)	—	(20,565)

Income (loss) before income taxes	(540)	16,283	—	15,743
Income tax expense (benefit)	(238)	5,546	—	5,308

Net income (loss)	$(302)	$10,737	$—	$10,435

Total assets at end of period	$75,561	$4,430,335	$—	$4,505,896

	Three Months Ended December 31, 2005
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$84	$61,731	$(418)	$61,397
Interest expense	417	27,561	(418)	27,560

Net interest income (loss)	(333)	34,170	—	33,837
Provision for loan losses	—	700	—	700

Net interest income (loss) after provision for loan losses	(333)	33,470	—	33,137
Real estate investment partnership revenue	6,378	—	—	6,378
Other revenue from real estate operations	1,470	—	—	1,470
Other income	—	6,602	(30)	6,572
Real estate investment partnership cost of sales	(5,527)	—	—	(5,527)
Other expense from real estate partnership operations	(2,497)	—	30	(2,467)
Minority interest in income of real estate partnerships	(304)	—	—	(304)
Other expense	—	(20,771)	—	(20,771)

Income (loss) before income taxes	(813)	19,301	—	18,488
Income tax expense (benefit)	(161)	7,756	—	7,595

Net income (loss)	$(652)	$11,545	$—	$10,893

Total assets at end of period	$77,283	$4,122,951	$—	$4,200,234

	Nine Months Ended December 31, 2006
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$279	$210,523	$(1,478)	$209,324
Interest expense	1,439	111,151	(1,478)	111,112

Net interest income (loss)	(1,160)	99,372	—	98,212
Provision for loan losses	—	7,205	—	7,205

Net interest income (loss) after provision for loan losses	(1,160)	92,167	—	91,007
Real estate investment partnership revenue	16,126	—	—	16,126
Other revenue from real estate operations	4,585	—	—	4,585
Other income	—	21,857	(89)	21,768
Real estate investment partnership cost of sales	(14,454)	—	—	(14,454)
Other expense from real estate partnership operations	(6,724)	—	89	(6,635)
Minority interest in income of real estate partnerships	(332)	—	—	(332)
Other expense	—	(61,822)	—	(61,822)

Income (loss) before income taxes	(1,959)	52,202	—	50,243
Income tax expense (benefit)	(637)	20,137	—	19,500

Net income (loss)	$(1,322)	$32,065	$—	$30,743

Total assets at end of period	$75,561	$4,430,335	$—	$4,505,896

	Nine Months Ended December 31, 2005
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$247	$176,561	$(1,182)	$175,626
Interest expense	1,178	76,220	(1,182)	76,216

Net interest income (loss)	(931)	100,341	—	99,410
Provision for loan losses	—	2,450	—	2,450

Net interest income (loss) after provision for loan losses	(931)	97,891	—	96,960
Real estate investment partnership revenue	29,450	—	—	29,450
Other revenue from real estate operations	3,384	—	—	3,384
Other income	—	20,297	(89)	20,208
Real estate investment partnership cost of sales	(24,718)	—	—	(24,718)
Other expense from real estate partnership operations	(6,810)	—	89	(6,721)
Minority interest in income of real estate partnerships	(1,694)	—	—	(1,694)
Other expense	—	(60,684)	—	(60,684)

Income (loss) before income taxes	(1,319)	57,504	—	56,185
Income tax expense (benefit)	(129)	23,083	—	22,954

Net income (loss)	$(1,190)	$34,421	$—	$33,231

Total assets at end of period	$77,283	$4,122,951	$—	$4,200,234

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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31,	March 31,
	2006	2006
Commitments to extend credit:	$75,792	$95,209
Unused lines of credit:
Home equity	91,675	94,844
Credit cards	40,643	43,255
Commercial	120,870	138,751
Letters of credit	74,087	68,282
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	20,257	17,977
Real estate investment segment borrowing guarantees unfunded	18,656	18,041
Other financial guarantees	900	—
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

Note 9 — Subsequent Events
On January 19, 2007, the Corporation declared a $0.17 per share cash dividend on its common stock, amounting to $3.7 million in the aggregate, to be paid on February 15, 2007 to stockholders of record on January 31, 2007.

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
Executive Overview
Highlights for the third quarter ended December 31, 2006 include:
•	Diluted earnings per share decreased to $0.48 for the quarter ended December 31, 2006 compared to $0.50 per share for the quarter ended December 31, 2005 primarily due to a $2.7 million increase in the loan loss provision and a $1.3 million decrease net interest income, which were partially offset by a $2.3 million decrease in income tax expense;

•	The net interest margin decreased to 3.05% for the quarter ended December 31, 2006 compared to 3.39% for the quarter ended December 31, 2005 because interest-bearing liabilities repriced upward faster than interest-earning assets;

•	Loans receivable increased $287.6 million or 8.10% since December 31, 2005 and increased $219.1 million, or 6.05%, since March 31, 2006;

•	Deposits grew $253.3 million or 8.48% since December 31, 2005 and $200.3 million, or 6.59%, since March 31, 2006;

•	Book value per share increased to $15.45 at December 31, 2006 compared to $14.69 at March 31, 2006 and $14.32 at December 31, 2005; and

•	Non-performing assets increased $23.8 million to $39.5 million from March 31, 2006 primarily due to the addition of $21.5 million in non-accrual loans. Management believes that changing economic conditions in the real estate market significantly attributed to the increase in non-performing assets.

•	Real estate investment partnership revenue increased $1.6 million from $6.4 million for the three months ended December 31, 2005 to $8.0 million for the three months ended December 31, 2006. Real estate investment partnership cost of sales increased $1.6 million from $5.5 million at December 31, 2005 to $7.1 million. These increases were due to the increase in the number of sales at the real estate partnership level. Net loss from the real estate investment segment decreased from $652,000 to $302,000 for the three months ended December 31, 2005 and 2006, respectively. Net loss from the real estate investment segment increased from $1.2 million to $1.3 million for the nine months ended December 31, 2005 and 2006, respectively. The partnerships currently have approximately 47 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

•	On November 2, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that became effective at the beginning of 2007. The new rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to the Bank’s assessment base of approximately $3.2 billion, this translates to an annual deposit premium of approximately $1.6 to $2.3 million. Most banks, including the Bank, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $2.7 million.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)
	12/31/2006	9/30/2006	6/30/2006	3/31/2006

Operations Data:
Net interest income	$32,529	$32,838	$32,845	$33,294
Provision for loan losses	3,375	2,625	1,205	1,450
Net gain on sale of loans	776	1,349	869	1,348
Real estate investment partnership revenue	8,009	3,631	4,486	4,524
Other non-interest income	7,331	8,075	7,952	8,063
Real estate investment partnership cost of sales	7,115	3,486	3,853	3,791
Other non-interest expense	22,443	23,427	22,586	22,534
Minority interest in income (loss) of real estate partnership operations	(31)	(75)	438	29
Income before income taxes	15,743	16,430	18,070	19,425
Income taxes	5,308	6,769	7,423	7,973
Net income	10,435	9,661	10,647	11,452

Selected Financial Ratios (1):
Yield on earning assets	6.81%	6.76%	6.52%	6.34%
Cost of funds	3.92	3.75	3.43	3.11
Interest rate spread	2.89	3.01	3.09	3.23
Net interest margin	3.05	3.15	3.23	3.35
Return on average assets	0.93	0.88	1.00	1.10
Return on average equity	12.51	11.72	13.14	14.46
Average equity to average assets	7.45	7.53	7.60	7.59
Non-interest expense to average assets	2.64	2.46	2.48	2.52

Per Share:
Basic earnings per share	$0.49	$0.45	$0.50	$0.54
Diluted earnings per share	0.48	0.44	0.49	0.53
Dividends per share	0.17	0.17	0.16	0.16
Book value per share	15.45	15.18	14.91	14.69

Financial Condition:
Total assets	$4,505,896	$4,481,586	$4,356,921	$4,275,140
Loans receivable, net
Held for sale	4,470	5,393	4,118	5,509
Held for investment	3,834,381	3,794,039	3,709,745	3,614,265
Deposits	3,240,540	3,223,759	3,177,220	3,040,217
Borrowings	841,219	875,014	791,098	861,861
Stockholders’ equity	336,522	330,774	326,495	321,025
Allowance for loan losses	20,031	18,393	15,636	15,570
Non-performing assets	39,484	22,506	18,836	15,721

(1)	Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)
	12/31/2005	9/30/2005	6/30/2005	3/31/2005

Operations Data:
Net interest income	$33,837	$33,428	$32,145	$31,231
Provision for loan losses	700	1,485	265	165
Net gain on sale of loans	144	1,193	123	763
Real estate investment partnership revenue	6,378	11,559	11,513	51,112
Other non-interest income	7,898	7,090	7,143	7,838
Real estate investment partnership cost of sales	5,527	10,780	8,411	30,966
Other non-interest expense	23,238	22,536	21,630	24,682
Minority interest in income of real estate partnership operations	304	102	1,288	8,582
Income before income taxes	18,488	18,367	19,330	26,549
Income taxes	7,595	7,589	7,770	9,748
Net income	10,893	10,778	11,560	16,801

Selected Financial Ratios (1):
Yield on earning assets	6.15%	5.97%	5.73%	5.56%
Cost of funds	2.88	2.68	2.53	2.37
Interest rate spread	3.27	3.29	3.20	3.19
Net interest margin	3.39	3.40	3.32	3.29
Return on average assets	1.04	1.04	1.14	1.68
Return on average equity	13.91	13.62	14.70	21.44
Average equity to average assets	7.45	7.66	7.75	7.82
Non-interest expense to average assets	2.74	3.22	2.96	5.56

Per Share:
Basic earnings per share	$0.51	$0.49	$0.53	$0.75
Diluted earnings per share	0.50	0.48	0.52	0.74
Dividends per share	0.16	0.16	0.14	0.13
Book value per share	14.32	14.28	14.22	13.92

Financial Condition:
Total assets	$4,200,234	$4,204,470	$4,136,822	$4,050,456
Loans receivable, net
Held for sale	5,847	6,957	6,313	4,361
Held for investment	3,545,436	3,466,265	3,383,250	3,414,608
Deposits	2,987,284	3,032,976	2,960,468	2,873,533
Borrowings	814,641	794,044	798,927	793,609
Stockholders’ equity	312,089	315,349	315,416	310,678
Allowance for loan losses	15,252	22,582	26,532	26,444
Non-performing assets	17,265	16,201	17,030	15,908

(1)	Annualized when appropriate.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the reserve is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

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
Set forth below is management’s discussion and analysis of the Corporation’s financial condition and results of operations for the three and nine months ended December 31, 2006, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.

RESULTS OF OPERATIONS
General. Net income for the three and nine months ended December 31, 2006 decreased $458,000 or 4.2% to $10.4 million from $10.9 million and decreased $2.5 million or 7.5% to $30.7 million from $33.2 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $2.7 million, a decrease in net interest income of $1.3 million and an increase in non-interest expense of $793,000, which were partially offset by an increase in non-interest income of $1.7 million, a decrease in income tax expense of $2.3 million and a decrease in minority interest income of real estate partnership operations of $335,000. The decrease in net income for the nine-month period compared to the same period last year was largely due to an increase in provision for loan losses of $4.8 million, a decrease in net interest income of $1.2 million and a decrease in non-interest income of $10.6 million, which were partially offset by a decrease in non-interest expense of $9.2 million, a decrease in income tax expense of $3.5 million and a decrease in minority interest income of real estate partnership operations of $1.4 million.
Net Interest Income. Net interest income decreased $1.3 million or 3.9% for the three months ended December 31, 2006 and decreased $1.2 million or 1.2% for the nine months ended December 31, 2006, as compared to the same respective periods in the prior year. Interest income increased $11.2 million or 18.2% for the three months ended December 31, 2006 as compared to the same period in the prior year. Interest expense increased $12.5 million or 45.3% for the three months ended December 31, 2006 as compared to the same period in the prior year. The net interest margin decreased to 3.05% for the three-month period ended December 31, 2006 from 3.39% for the same period in the prior year and decreased to 3.14% for the nine-month period ended December 31, 2006 from 3.37% for the same period in the prior year. The change in the net interest margin reflects the increase in the costs of interest-bearing liabilities, which was partially offset by the increase in yields on interest-earning assets. The interest rate spread decreased to 2.89% from 3.27% for the three-month period and decreased to 3.00% from 3.25% for the nine-month period ended December 31, 2006 as compared to the same respective periods in the prior year.
Interest income on loans increased $10.8 million or 19.2% and $33.6 million or 20.8%, for the three and nine months ended December 31, 2006, respectively, as compared to the same respective periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $291.9 million and $289.7 million in the three and nine months ended December 31, 2006, respectively, as compared to the same respective periods in the prior year. There was also an increase of 64 basis points in the average yield on loans to 7.05% from 6.41% for the three-month period and an increase of 71 basis points to 6.92% from 6.21% for the nine-month period. These increases were the result of loans being originated at higher interest rates and the upward pricing of adjustable rate mortgages. Interest income on mortgage-related securities increased $150,000 or 5.1% and increased $439,000 or 5.1% for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same respective periods in the prior year, primarily due to an increase of 36 basis points in the average yield on mortgage-related securities to 4.80% from 4.44% for the three-month period and an increase of 37 basis points to 4.75% from 4.38% for the nine-month period. These increases were partially offset by a decrease of $7.1 million and $8.3 million, respectively, in the three- and nine-month average balances of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $382,000 or 38.0% and $676,000 or 23.3%, for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same respective periods in the prior year. These increases were primarily a result of an increase of $25.2 million and $22.2 million, in the average balance of investment securities for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same respective periods in 2005, and an increase of 43 basis points and a decrease of 2 basis points in the average yield on investment securities for the three- and nine-month periods, respectively. Interest income on interest-bearing deposits decreased $174,000 and $1.0 million for the three and nine months ended December 31, 2006, respectively, as compared to the same respective periods in 2005, primarily due to decreases in average balances.
Interest expense on deposits increased $10.5 million or 51.8% and $29.9 million or 54.5% for the three and nine months ended December 31, 2006, respectively, as compared to the same respective periods in 2005. These increases were primarily attributable to an increase in the average balance of deposits, which increased $212.2 million and $194.1 million, respectively, primarily as a result of increases in certificates of deposit and money market accounts, and an increase of 112 basis points in the weighted average cost of deposits to 3.79% from 2.67% for the respective three-month periods and an increase of 111 basis points in the weighted average cost of deposits to 3.57% from 2.46% for the respective nine-month periods. Interest expense on notes payable and other borrowings increased $2.0 million or 27.4% and $5.0 million or 23.5% during the three and nine months ended December 31, 2006, respectively, as compared to the same respective periods in the prior year. For the three-month period ended December 31, 2006, the average balance of notes payable increased $46.7 million as compared to the same respective period in 2005. The increase in interest expense for the nine-month period ended December 31, 2006 was due primarily to an increase of $41.4 million in the average balance of notes payable and other borrowings as compared to the same respective period in 2005. The weighted average cost of notes payable and other borrowings increased 74 basis points to 4.40% from 3.66% for the three-month period and increased 63 basis points to 4.22% from 3.59% for the nine-month period.
Provision for Loan Losses. Provision for loan losses increased $2.7 million or 382.1% and $4.8 million or 194.1% for the three- and nine-month periods ended December 31, 2006, respectively, as compared to the same respective periods for the prior year. During the quarter, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Due to the current economic climate and recent increases in delinquent loans, non-accrual loans and non-performing assets (as discussed under “Asset Quality” below), management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current quarter. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
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

	Three Months Ended December 31,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)

	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,967,524	$50,906	6.86%	$2,706,411	$42,219	6.24%
Consumer loans	629,809	11,810	7.50	625,701	10,596	6.77
Commercial business loans	218,092	4,549	8.34	191,412	3,628	7.58

Total loans receivable (2) (3)	3,815,425	67,265	7.05	3,523,524	56,443	6.41
Mortgage-related securities (4)	259,449	3,112	4.80	266,581	2,962	4.44
Investment securities (4)	86,813	1,061	4.89	57,773	579	4.01
Interest-bearing deposits	60,382	814	5.39	103,313	988	3.83
Federal Home Loan Bank stock	41,327	325	3.15	45,140	425	3.77

Total interest-earning assets	4,263,396	72,577	6.81	3,996,331	61,397	6.15

Non-interest-earning assets	211,173			206,983

Total assets	$4,474,569			$4,203,314

Interest-Bearing Liabilities
Demand deposits	$927,042	5,664	2.44	$797,137	2,977	1.49
Regular passbook savings	204,235	236	0.46	232,021	262	0.45
Certificates of deposit	2,114,254	24,846	4.70	2,004,133	17,018	3.40

Total deposits	3,245,531	30,746	3.79	3,033,291	20,257	2.67
Short-term borrowings	303,040	4,220	5.57	301,068	2,958	3.93
Long-term borrowings	542,657	5,082	3.75	497,940	4,345	3.49

Total interest-bearing liabilities	4,091,228	40,048	3.92	3,832,299	27,560	2.88

Non-interest-bearing liabilities	49,770			57,671

Total liabilities	4,140,998			3,889,970
Stockholders’ equity	333,571			313,344

Total liabilities and stockholders’ equity	$4,474,569			$4,203,314

Net interest income/interest rate spread (5)		$32,529	2.89%		$33,837	3.27%

Net interest-earning assets	$172,168			$164,032

Net interest margin (6)			3.05%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)

	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,912,886	$147,146	6.74%	$2,657,952	$120,931	6.07%
Consumer loans	626,945	34,282	7.29	611,318	29,951	6.53
Commercial business loans	210,968	13,351	8.44	191,852	10,310	7.17

Total loans receivable (2) (3)	3,750,799	194,779	6.92	3,461,122	161,192	6.21
Mortgage-related securities (4)	254,837	9,078	4.75	263,153	8,639	4.38
Investment securities (4)	71,811	2,564	4.76	47,249	1,313	3.71
Interest-bearing deposits	47,721	1,884	5.26	117,914	2,888	3.27
Federal Home Loan Bank stock	42,598	1,019	3.19	44,996	1,594	4.72

Total interest-earning assets	4,167,766	209,324	6.70	3,934,434	175,626	5.95

Non-interest-earning assets	206,512			197,672

Total assets	$4,374,278			$4,132,106

Interest-Bearing Liabilities
Demand deposits	$880,228	15,499	2.35	$779,887	7,732	1.32
Regular passbook savings	209,627	721	0.46	237,916	788	0.44
Certificates of deposit	2,077,987	68,500	4.40	1,955,969	46,325	3.16

Total deposits	3,167,842	84,720	3.57	2,973,772	54,845	2.46
Short-term borrowings	241,040	10,032	5.55	276,871	7,725	3.72
Long-term borrowings	593,186	16,360	3.68	515,941	13,646	3.53

Total interest-bearing liabilities	4,002,068	111,112	3.70	3,766,584	76,216	2.70

Non-interest-bearing liabilities	42,925			50,849

Total liabilities	4,044,993			3,817,433
Stockholders’ equity	329,285			314,673

Total liabilities and stockholders’ equity	$4,374,278			$4,132,106

Net interest income/interest rate spread (5)		$98,212	3.00%		$99,410	3.25%

Net interest-earning assets	$165,698			$167,850

Net interest margin (6)			3.14%			3.37%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized.

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income increased $1.7 million or 11.8% to $16.1 million and decreased $10.6 million or 19.9% to $42.5 million for the three and nine months ended December 31, 2006, respectively, as compared to $14.4 million and $53.0 million for the same respective periods in 2005. The increase for the three-month period ended December 31, 2006 was primarily due to the increase of real estate investment partnership revenue of $1.6 million due to the increase in the number of sales at the partnership level. In addition, net gain on sale of loans increased $632,000, insurance commissions increased $413,000 and service charges on deposits increased $329,000. These increases were partially offset by a decrease in other revenue from real estate operations of $607,000, a decrease in other non-interest income of $461,000, a decrease in loan servicing income of $125,000 and a decrease in net gain on sale of investments and mortgage-related securities of $120,000 for the three-month period ended December 31, 2006, as compared to the same period in the prior year.
The decrease in non-interest income for the nine-month period ended December 31, 2006 was primarily due to the decrease of real estate investment partnership revenue of $13.3 million as the result of a decrease in sales at the partnership level. The decrease in sales at the partnership level was due to a slowdown in the single family housing market in California, which is reflective of the national trend. In addition, net gain on sale of investments and mortgage-related securities decreased $677,000, other non-interest income decreased $670,000 and loan servicing income decreased $112,000. These decreases were partially offset by an increase in other revenue from real estate operations of $1.2 million as a result of a legal settlement related to the Indian Palms property. There was also an increase in net gain on sale of loans of $1.5 million, which includes a gain on sale of education loans of approximately $605,000, an increase in mortgage servicing rights gains of $345,000 and an increase in gain on sale of mortgage loans of $306,000. In addition, there was an increase in insurance commissions of $903,000 and an increase in service charges on deposits of $545,000 for the nine-month period ended December 31, 2006, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense increased $793,000 or 2.8% to $29.6 million and decreased $9.2 million or 10.0% to $82.9 million for the three and nine months ended December 31, 2006, respectively, as compared to $28.8 million and $92.1 million for the same respective periods in 2005. The increase for the three-month period ended December 31, 2006 was primarily due to the increase of real estate investment partnership cost of sales of $1.6 million, the increase of other non-interest expense of $173,000 and the increase in occupancy expense of $84,000 as compared to the same respective period in the prior year. These increases were partially offset by a decrease in other expenses from real estate operations of $589,000 and a decrease in compensation expense of $522,000 for the three months ended December 31, 2006 as compared to the same period in the prior year. The decrease for the nine-month period was primarily due to the decrease of real estate investment partnership cost of sales of $10.3 million due to a decrease in sales at the partnership level, which corresponds to the decrease in real estate partnership revenue for the nine-month period ended December 31, 2006 as compared to the same period in the prior year. In addition, compensation expense decreased $387,000 and furniture and equipment expense decreased $144,000. These decreases were partially offset by an increase in occupancy expense of $744,000, an increase in data processing expense of $431,000, an increase in other non-interest expense of $325,000 and an increase in marketing expense of $169,000 for the nine months ended December 31, 2006 as compared to the same period in the prior year.
Income Taxes. Income tax expense decreased $2.3 million or 30.1% and $3.5 million or 15.0%, during the three and nine months ended December 31, 2006, respectively, as compared to the same respective periods in 2005. This decrease was due to a decrease in income before income taxes. The effective tax rate was 33.7% and 38.8% for the three- and nine-month periods ended December 31, 2006, respectively, as compared to 41.1% and 40.9% for the same respective periods last year. The decrease in the effective tax rate for the three months ended December 31, 2006 was due to the tax benefit recorded for the deduction of dividends paid by the Corporation to employee benefit plans in prior periods of approximately $1.0 million.

FINANCIAL CONDITION
During the nine months ended December 31, 2006, the Corporation’s assets increased by $230.8 million from $4.28 billion at March 31, 2006 to $4.51 billion at December 31, 2006. The majority of this increase was attributable to increases in loans receivable, real estate held for development and mortgage-related securities, which were partially offset by decreases in other categories such as Federal Home Loan Bank stock and investment securities.
Total loans (including loans held for sale) increased $219.1 million during the nine months ended December 31, 2006. Activity for the period consisted of (i) originations and purchases of $1.43 billion, (ii) sales of $304.1 million and (iii) principal repayments and other adjustments of $907.3 million.
Mortgage-related securities (both available for sale and held to maturity) increased $11.2 million during the nine months ended December 31, 2006 as a result of purchases of $47.8 million, which were partially offset by principal repayments and market value adjustments of $36.5 million in this nine-month period. Mortgage-related securities consisted of $175.4 million of mortgage-backed securities and $83.4 million of collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) at December 31, 2006.
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
Investment securities decreased $7.5 million during the nine months ended December 31, 2006 as a result of sales and maturities of $157.5 million of U.S. Government and agency securities, which were partially offset by purchases of $148.7 million of such securities.
Federal Home Loan Bank (“FHLB”) stock decreased $5.1 million during the nine months ended December 31, 2006 due to the redemption of stock.
Real estate held for development and sale increased $7.3 million to $61.6 million as of December 31, 2006 from $54.3 million as of March 31, 2006. This net increase was the result of additional development of a commercial project in Texas, which was partially offset by continued home and land lot sales.
Total liabilities increased $214.5 million during the nine months ended December 31, 2006. This increase was largely due to a $200.3 million increase in deposits primarily as a result of a $103.5 million increase in certificates of deposit and a $129.6 million increase in money market accounts, and a $34.9 million increase in other liabilities. These increases were partially offset by a $20.6 million decrease in borrowings during the nine-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $396.7 million at December 31, 2006 and $399.3 million at March 31, 2006, and generally mature within one to five years.
Stockholders’ equity increased $15.5 million during the nine months ended December 31, 2006 as a net result of (i) comprehensive income of $32.1 million, (ii) stock options exercised of $3.8 million (with the excess of the cost of treasury shares over the option price ($2.7 million) charged to retained earnings), (iii) benefit plan shares earned and related tax adjustments totaling $766,000 and (iv) the issuance of shares for management and benefit plans of $182,000. These increases were partially offset by (i) cash dividends of $10.7 million and (ii) purchases of treasury stock of $7.9 million.

ASSET QUALITY
Non-performing assets increased $23.8 million to $39.5 million at December 31, 2006 from $15.7 million at March 31, 2006 and increased as a percentage of total assets to .88% from .37% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At December 31,	At March 31,
	2006	2006	2005	2004

	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$6,546	$2,856	$2,406	$3,247
Multi-family residential	11,693	4,214	—	—
Commercial real estate	11,782	3,398	4,894	8,764
Construction and land	581	—	—	—
Consumer	561	548	453	642
Commercial business	3,822	2,513	6,697	2,268

Total non-accrual loans	34,985	13,529	14,450	14,921
Foreclosed properties and repossessed assets, net	4,499	2,192	1,458	2,422

Total non-performing assets	$39,484	$15,721	$15,908	$17,343

Performing troubled debt restructurings	$400	$—	$—	$2,649

Total non-accrual loans to total loans(1)	0.87%	0.35%	0.40%	0.45%
Total non-performing assets to total assets	0.88	0.37	0.39	0.46
Allowance for loan losses to total loans(1)	0.50	0.41	0.73	0.87
Allowance for loan losses to total non-accrual loans	57.26	115.09	183.00	191.72
Allowance for loan and foreclosure losses to total non-performing assets	50.86	100.48	167.39	165.78

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $21.5 million during the nine months ended December 31, 2006. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. The increase in non-accrual loans was primarily attributable to the addition of five single-family residential loans that totaled $3.5 million, five multi-family residential loans that totaled $7.5 million and four commercial real estate loans that totaled $7.9 million. This increase was partially offset by the charge-off of a commercial business loan totaling approximately $815,000. Management believes that loans added to the non-accrual category are adequately collateralized and that reserves placed on the loans are appropriate. Management evaluates these loans to determine if there are probable and estimable losses. At December 31, 2006, there were six non-accrual loans with loan balances greater than $1.0 million. One was a $3.4 million multi-family residential loan secured by two multi-family properties located in central Wisconsin. The second was a $1.1 million multi-family residential real estate loan secured by an apartment complex located in southern Wisconsin. The third was a $2.1 million multi-family residential loan secured by an apartment complex located in central Wisconsin. The fourth was a $2.5 million multi-family residential loan secured by a condominium project located in southern Wisconsin. The fifth was a $4.3 million commercial real estate loan secured by commercial properties located throughout Wisconsin. The sixth was a $1.9 million commercial real estate loan secured by an office building located in southern Wisconsin.

Foreclosed properties and repossessed assets increased $2.3 million for the nine months ended December 31, 2006. The increase was largely attributable to three loans that went to foreclosure in the nine-month period. One was a $999,000 commercial real estate loan on a warehouse in Minnesota; another was a $504,000 multi-family residential loan in northern Wisconsin; and the third was an $808,000 single family residential/lot loan in northern Wisconsin.
At December 31, 2006, assets that the Corporation had classified as substandard, net of reserves, consisted of $42.1 million of loans and foreclosed properties. As of March 31, 2006, substandard assets amounted to $15.8 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $26.3 million in the substandard balance for the nine months ended December 31, 2006 was largely attributable to the addition of seven loans totaling $14.0 million secured by commercial real estate property and general business assets located in Wisconsin as well as the addition of two loan relationships with loans totaling $4.9 million secured by single-family properties located in Wisconsin and Minnesota. The increase was also attributable to the addition of a $2.4 million commercial business loan secured by general business assets located throughout Wisconsin and the addition of two loans totaling $1.8 million secured by a single family residence in northern Wisconsin and a commercial property located in Minnesota.
The category of substandard assets contains six loans with a carrying value of greater than $1.0 million. One loan, with a carrying value of $4.3 million, is secured by various commercial properties throughout Wisconsin. A second loan, with a carrying value of $3.4 million, is secured by the assets of two multi-family properties located in central Wisconsin. A third loan, with a carrying value of $1.9 million, is secured by an office building located in southern Wisconsin. A fourth loan, with a carrying value of $2.1 million, is secured by a multifamily residential property located in north central Wisconsin. A fifth loan, with a carrying value of $1.1 million, is secured by an apartment complex located in southern Wisconsin. A sixth loan, with a carrying value of $2.5 million, is secured by a condominium project located in southern Wisconsin.
At December 31, 2006, the Corporation had $954,000 of impaired loans, net of reserves. At March 31, 2006, impaired loans were $3.3 million, net. The majority of the decrease in impaired loans since March 31, 2006 was attributable to two loans with a carrying value of $2.6 million. One loan was paid off and the other loan is no longer considered impaired. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At December 31,	At March 31,
	2006	2006	2005	2004
		(In Thousands)
Impaired loans with valuation reserve required	$1,596	$6,381	$10,827	$17,126

Less:
Specific valuation allowance	642	3,111	7,126	5,382

Total impaired loans	$954	$3,270	$3,701	$11,744

Average impaired loans	$2,948	$3,829	$11,535	$6,389

Interest income recognized
on impaired loans	$42	$208	$249	$710

Interest income recognized on a cash basis
on impaired loans	$42	$208	$249	$710

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At December 31,	At March 31,
	2006	2006	2005	2004
		(In Thousands)
30 to 59 days	$17,814	$9,874	$5,853	$4,887
60 to 89 days	5,571	733	714	10,941

Total	$23,385	$10,607	$6,567	$15,828

The majority of the increase in loans 30-59 days delinquent since March 31, 2006 was substantially due to three borrowers with loans totaling approximately $7.0 million secured by commercial and multi-family residential properties. The majority of the increase in loans 60 to 89 days delinquent was substantially due to two loan relationships totaling approximately $1.7 million.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Dollars In Thousands)
Allowance at beginning of period	$18,393	$22,582	$15,570	$26,444
Charge-offs:
Mortgage	(360)	(900)	(985)	(1,044)
Consumer	(137)	(181)	(297)	(469)
Commercial business	(1,380)	(6,964)	(2,226)	(12,319)

Total charge-offs	(1,877)	(8,045)	(3,508)	(13,832)
Recoveries:
Mortgage	35	1	36	82
Consumer	13	8	28	51
Commercial business	92	6	700	57

Total recoveries	140	15	764	190

Net (charge-offs) recoveries	(1,737)	(8,030)	(2,744)	(13,642)
Provision for loan losses	3,375	700	7,205	2,450

Allowance at end of period	$20,031	$15,252	$20,031	$15,252

Net charge-offs to average loans	(0.18)%	(0.91)%	(0.10)%	(0.53)%

During the nine months ended December 31, 2006, the Corporation incurred one large commercial business loan loss totaling approximately $815,000 which was charged off based on credit evaluation.
Although management believes that the December 31, 2006 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At December 31, 2006, the Corporation had outstanding commitments to originate loans of $75.8 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $327.3 million. Scheduled maturities of certificates of deposit during the twelve months following December 31, 2006 amounted to $1.85 billion and scheduled maturities of borrowings during the same period totaled $612.2 million. At December 31, 2006, the Corporation had no reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $20.3 million at December 31, 2006 related to approximately $1.52 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2006 and March 31, 2006:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
As of December 31, 2006:
Tier 1 capital
(to adjusted tangible assets)	$351,600	8.04%	$131,216	3.00%	$218,693	5.00%
Risk-based capital
(to risk-based assets)	370,989	10.88	272,796	8.00	340,996	10.00
Tangible capital
(to tangible assets)	351,600	8.04	65,608	1.50	N/A	N/A

As of March 31, 2006:
Tier 1 capital
(to adjusted tangible assets)	$333,342	7.96%	$125,590	3.00%	$209,316	5.00%
Risk-based capital
(to risk-based assets)	345,801	10.48	263,914	8.00	329,893	10.00
Tangible capital
(to tangible assets)	333,342	7.96	62,795	1.50	N/A	N/A
The following table reconciles the Corporation’s stockholders’ equity to regulatory capital at December 31, 2006 and March 31, 2006:

	December 31,	March 31,
	2006	2006
	(In Thousands)
Stockholders’ equity of the Bank	$370,337	$350,696
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	1,219	2,602

Tier 1 and tangible capital	351,600	333,342
Plus: Allowable general valuation allowances	19,389	12,459

Risk based capital	$370,989	$345,801

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
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At December 31, 2006, IDI had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. At the same date, $25.8 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 12/31/06	at 3/31/06
	(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$12,350	$14,150

Davsha III	Indian Palms 147, LLC	4,655	1,215	1,322

Davsha V	Villa Santa Rosa, LLC	11,000	1,569	4,765

Davsha VII	La Vista Grande 121, LLC	14,619	10,634	6,146

Total		$44,424	$25,768	$26,383

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At December 31, 2006, the Corporation’s investment in these partnerships consisted of assets of $50.7 million and cash and other assets of $15.5 million. The liabilities of these partnerships consisted of other borrowings of $26.1 million (reported as a part of FHLB and other borrowings), other liabilities of $2.0 million (reported as a part of other liabilities) and minority interest of $7.7 million. These amounts represent the Corporation’s maximum exposure to loss at December 31, 2006 as a result of involvement with these limited partnerships.
The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.
In addition, IDI has guaranteed a loan from Power Designers, Inc. in the amount of $1.2 million, of which there was an outstanding balance of $300,000 at December 31, 2006. Power Designers, Inc. is a heavy industrial battery charger manufacturer in which IDI has a 57.4% ownership interest.

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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at December 31, 2006 has not changed materially since March 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs (2)
October 1 - October 31, 2006	10,000		$28.50	10,000	1,308,360

November 1 - November 30, 2006	—		—	—	1,308,360

December 1 - December 31, 2006	69,576		28.56	66,800	1,241,560

Total	79,576	(1)	$28.56	76,800	1,241,560

(1)	Consists of 76,800 shares purchased pursuant to a publicly announced repurchase program, and 2,776 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Item 3	Defaults upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date:	February 5, 2007	By:	/s/ Douglas J. Timmerman

Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date:	February 5, 2007	By:	/s/ Michael W. Helser

Michael W. Helser, Treasurer and
Chief Financial Officer