Form 10-K
period 2007-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2007-06-07
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20006

ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1726871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
25 West Main Street
Madison, Wisconsin 53703
(Address of principal executive office)

Registrant’s telephone number, including area code (608) 252-8700

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $.10 per share

Preferred Stock Purchase Rights	NASDAQ Global Select Market

(Title of Class)	(Name of each exchange on which registered)

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

As of September 30, 2006, the aggregate market value of the 21,786,833 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $542.8 million, based upon the closing price of $28.61 per share of common stock as reported by the Nasdaq Global Select Market on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of June 1, 2007, 21,619,457 shares of the Registrant’s common stock were outstanding. There were also 100,000 Series A- preferred stock purchase rights authorized with none outstanding as of the same date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2007 FORM 10-K ANNUAL REPORT

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

General

We, Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) are a registered savings and loan holding company incorporated under the laws of the State of Wisconsin. We are engaged in the savings and loan business through our wholly-owned banking subsidiary, AnchorBank, fsb (the “Bank”).

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

The Bank blends an interest in the consumer and small business markets with the willingness to expand its numerous checking, savings and lending programs to meet customers’ changing financial needs. The Bank offers checking, savings, money market accounts, mortgages, home equity and other consumer loans, student loans, credit cards, annuities and related consumer financial services. The Bank also offers banking services to businesses, including checking accounts, lines of credit, secured loans and commercial real estate loans. The Bank also offers investments and credit life and disability insurance to the Bank’s customers and other members of the general public.

The Corporation has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which invests in real estate partnerships. IDI has two subsidiaries, Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”), both of which invest in real estate held for development and sale.

The Bank has two wholly-owned subsidiaries:  ADPC Corporation (“ADPC”), a Wisconsin corporation, holds and develops certain of the Bank’s foreclosed properties. Anchor Investment Corporation (“AIC”), an operating subsidiary that is located in and formed under the laws of the State of Nevada, manages a portion of the Bank’s investment portfolio (primarily mortgage-related securities).

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

Market Area

The Bank’s primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin and the Milwaukee metropolitan area in southeastern Wisconsin, as well as contiguous counties in Iowa, Minnesota, and Illinois. At March 31, 2007, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 58 other full-service offices and two loan origination offices.

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

Lending Activities

General.  At March 31, 2007, the Bank’s net loans held for investment totaled $3.87 billion, representing approximately 85.3% of its $4.54 billion of total assets at that date. Approximately $3.19 billion, or 78.6%, of the Bank’s total loans receivable at March 31, 2007 were secured by first liens on real estate.

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

Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2007, the Bank’s total loans receivable included $635.9 million, or 15.6%, of consumer loans and $234.8 million, or 5.8%, of commercial business loans.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Mortgage loans:
Single-family residential	$843,677	20.76%	$785,444	20.51%	$816,204	22.59%
Multi-family residential	654,567	16.11	626,029	16.35	594,311	16.45
Commercial real estate	1,020,325	25.10	974,123	25.43	923,587	25.57
Construction	460,746	11.33	457,493	11.94	375,753	10.40
Land	214,703	5.28	159,855	4.17	123,613	3.42

Total mortgage loans	3,194,018	78.58	3,002,944	78.40	2,833,468	78.43

Consumer loans:
Second mortgage and home equity	351,739	8.65	342,829	8.95	318,719	8.82
Education	223,707	5.50	213,628	5.58	208,588	5.77
Other	60,413	1.49	65,858	1.72	63,732	1.76

Total consumer loans	635,859	15.64	622,315	16.25	591,039	16.36

Commercial business loans:
Loans	234,791	5.78	205,019	5.35	188,236	5.21
Lease receivables	1	0.00	1	0.00	2	0.00

Total commercial business loans	234,792	5.78	205,020	5.35	188,238	5.21

Total loans receivable	4,064,669	100.00%	3,830,279	100.00%	3,612,745	100.00%

Contras to loans:
Undisbursed loan proceeds	(163,505)		(193,755)		(167,317)
Allowance for loan losses	(20,517)		(15,570)		(26,444)
Unearned net loan fees	(6,541)		(7,469)		(6,422)
Net (discount) premium on loans purchased	(15)		795		2,060
Unearned interest	(42)		(15)		(14)

Total contras to loans	(190,620)		(216,014)		(198,137)

Loans receivable, net	$3,874,049		$3,614,265		$3,414,608

	March 31,
	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Mortgage loans:
Single-family residential	$745,788	22.69%	$720,186	24.31%
Multi-family residential	521,646	15.87	474,678	16.03
Commercial real estate	801,841	24.40	747,682	25.24
Construction	392,713	11.95	331,338	11.19
Land	123,823	3.77	47,951	1.62

Total mortgage loans	2,585,811	78.68	2,321,835	78.39

Consumer loans:
Second mortgage and home equity	290,139	8.83	269,990	9.12
Education	191,472	5.83	166,507	5.62
Other	62,353	1.90	66,150	2.23

Total consumer loans	543,964	16.55	502,647	16.97

Commercial business loans:
Loans	156,631	4.77	137,359	4.64
Lease receivables	5	0.00	1	0.00

Total commercial business loans	156,636	4.77	137,360	4.64

Total loans receivable	3,286,411	100.00%	2,961,842	100.00%

Contras to loans:
Undisbursed loan proceeds	(187,364)		(160,724)
Allowance for loan losses	(28,607)		(29,678)
Unearned net loan fees	(5,946)		(4,946)
Net premium on loans purchased	2,325		4,567
Unearned interest	(7)		(73)

Total contras to loans	(219,599)		(190,854)

Loans receivable, net	$3,066,812		$2,770,988

The following table shows, at March 31, 2007, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Multi-Family
		Residential and
		Commercial
		Real Estate,
	Single-Family	Construction		Commercial
	Residential	and Land	Consumer	Business
	Loans	Loans	Loans	Loans
	(In thousands)

Amounts due:
In one year or less	$37,922	$641,185	$40,376	$128,119
After one year through five years	59,611	1,118,085	233,891	97,399
After five years	746,144	591,071	361,592	9,274

	$843,677	$2,350,341	$635,859	$234,792

Interest rate terms on amounts due after one year:
Fixed	$223,686	$715,137	$416,085	$78,421

Adjustable	$582,069	$994,019	$179,398	$28,252

Single-Family Residential Loans.  At March 31, 2007, $843.7 million, or 20.8%, of the Bank’s total loans receivable consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency. Although the Bank continues to originate single-family residential loans, they have declined as a percentage of the Bank’s total loans receivable from 24.3% at March 31, 2003 to 20.8% at March 31, 2007.

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

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2007, approximately $583.5 million, or 69.2%, of the Bank’s permanent single-family residential loans receivable consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

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

At March 31, 2007, approximately $260.2 million, or 30.8%, of the Bank’s permanent single-family residential loans receivable consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Multi-Family Residential and Commercial Real Estate.  The Bank originates multi-family residential and commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2007, the Bank had $654.6 million of loans secured by multi-family residential real estate and $1.02 billion of loans secured by commercial real estate, which represented 16.1% and 25.1% of the Bank’s total loans receivable, respectively. The Bank generally limits the origination of such loans to its primary market area.

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

Construction and Land Loans.  Historically, the Bank has been an active originator of loans to construct residential and commercial properties (“construction loans”), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties (“land loans”). At March 31, 2007, construction loans amounted to $460.7 million, or 11.3%, of the Bank’s total loans receivable. Land loans amounted to $214.7 million, or 5.3%, of the Bank’s total loans receivable at March 31, 2007.

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

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2007, $635.9 million, or 15.6%, of the Bank’s consolidated total loans receivable consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank’s consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.

The largest component of the Bank’s consumer loan portfolio is second mortgage and home equity loans, which amounted to $351.7 million, or 8.7%, of total loans receivable at March 31, 2007. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. A fixed-rate home equity product is also offered.

Approximately $223.7 million, or 5.5%, of the Bank’s total loans receivable at March 31, 2007 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association (“SLMA”) or to other investors. The Bank sold $18.0 million of these education loans during fiscal 2007.

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

At March 31, 2007, the Bank’s approved credit card lines amounted to $47.1 million. The total outstanding amount at March 31, 2007 is $6.3 million.

Commercial Business Loans and Leases.  The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2007, commercial business loans amounted to $234.8 million, or 5.8%, of the Bank’s total loans receivable. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

The Bank’s general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2007, the Bank had approximately $127.0 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

The portfolio of commercial real estate, multi-family residential and commercial business loans are reviewed on a continuing basis to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank’s Board of Directors.

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

The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2007, the Bank was servicing $2.94 billion of loans for others.

The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2007, approximately $25.5 million of mortgage loans were being serviced for the Bank by others.

The following table shows the Bank’s consolidated total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Gross loans receivable at beginning of year(1)	$3,835,789	$3,617,106	$3,300,989
Loans originated for investment:
Single-family residential(2)	247,012	178,546	198,891
Multi-family residential	61,940	53,477	150,483
Commercial real estate	392,261	423,092	473,573
Construction and land	405,005	582,240	450,929
Consumer	158,002	198,804	193,564
Commercial business	177,158	231,179	262,929

Total originations	1,441,378	1,667,338	1,730,369

Repayments	(1,206,989)	(1,355,674)	(1,398,011)
Transfers of loans to held for sale	—	(94,129)	(6,024)

Net activity in loans held for investment	234,389	217,535	326,334

Loans originated for sale:
Single-family residential	283,719	534,304	541,613
Multi-family residential	38,495	132,462	63,632
Commercial	81,854	36,279	108,245
Transfers of loans from held for investment	—	94,129	6,024
Sales of loans	(405,103)	(701,897)	(729,731)
Loans converted into mortgage-backed securities	—	(94,129)	—

Net activity in loans held for sale	(1,035)	1,148	(10,217)

Gross loans receivable at end of period	$4,069,143	$3,835,789	$3,617,106

(1)	Includes loans held for sale and loans held for investment.

(2)	Includes single-family residential loans originated on an agency basis through the Mortgage Partnership Finance 100 Program of the Federal Home Loan Bank of Chicago.

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

For discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-Performing Assets” in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8.

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

Securities not classified as held to maturity or trading are classified as available-for-sale. At March 31, 2007, all of the Corporation’s investment securities were so classified. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2007 and 2006, stockholders’ equity increased $2.0 million (net of deferred income tax receivable) and decreased $1.9 million (net of deferred income tax receivable), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ended March 31, 2007.

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

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available For Sale:
Government sponsered agencies	$59,676	$59,660	$40,956	$40,813	$41,404	$41,320
Mutual fund	7,061	7,004	3,475	3,419	2,754	2,722
Corporate stock and other	6,735	6,881	5,359	5,289	7,823	8,013

	$73,472	$73,545	$49,790	$49,521	$51,981	$52,055

For additional information regarding the Corporation’s investment securities, see the Corporation’s Consolidated Financial Statements, including Note 3 thereto included in Item 8.

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

At March 31, 2007, the amortized cost of the Corporation’s mortgage-related securities held to maturity amounted to $68,000, all of which are 30-year securities. There were no five- and seven-year balloon securities. All of the held to maturity mortgage-related securities are insured or guaranteed by FNMA and are adjustable-rate securities.

The fair value of the Corporation’s mortgage-related securities available for sale amounted to $248.0 million at March 31, 2007, of which $1.7 million are five- and seven-year balloon securities, $246.2 million are 10-, 15- and 30-year securities and of all of those securities, $88.2 million are adjustable-rate securities. Of the total available for sale mortgage-related securities, $114.1 million, $45.7 million and $49.1 million are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. Of the total of available for sale mortgage-related securities, $39.0 million are corporate securities and therefore not insured by one of the three foregoing agencies. The adjustable-rate securities included in the above totals for March 31, 2007, are $35.9 million, $11.9 million, $40.3 million and $147,000 for FNMA, FHLMC, GNMA and corporate, respectively.

Mortgage-related securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2007, all mortgage-related securities held by the Corporation are either AAA rated or are guaranteed by the government. At March 31, 2007, $154.6 million of the Corporation’s mortgage-related securities available for sale were pledged to secure various obligations of the Corporation. The Corporation had no mortgage-backed securities held to maturity that were pledged to secure obligations of the Corporation at March 31, 2007.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s mortgage-related securities at the dates indicated.

	March 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available For Sale:
Agency CMO/Remic’s	$32,362	$31,916	$39,382	$38,515	$36,926	$36,277
Corporate CMO’s	39,741	39,044	42,311	40,860	45,374	44,551
Mortgage-backed Securities	127,468	127,884	107,429	106,697	39,589	40,342
GNMA Securities	49,441	49,127	62,634	61,366	81,955	81,080

	249,012	247,971	251,756	247,438	203,844	202,250
Held To Maturity:
Agency CMO/Remic’s	—	—	—	—	52	52
Mortgage-backed Securities	68	68	77	77	1,446	1,446
GNMA Securities	—	—	—	—	4	4

	68	68	77	77	1,502	1,502

Total Mortgage-Related Securities	$249,080	$248,039	$251,833	$247,515	$205,346	$203,752

Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation’s mortgage-derivative securities are made up of collateralized mortgage obligations (“CMOs”), including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended (“Code”). At March 31, 2007, the Corporation had no mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $79.8 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s mortgage-related securities at March 31, 2007, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars in thousands)

Available for Sale:
CMO’s and REMICS	$23	7.39%	$11,485	4.40%	$59,452	4.67%	$70,960
Mortgage-backed securities	1,736	4.59	30,887	5.27	95,261	5.12	127,884
GNMA Securities	—	—	1,358	4.37	47,769	4.22	49,127

	1,759	4.63	43,730	5.01	202,482	4.77	247,971

Held to Maturity:
Mortgage-backed securities	—	—	34	7.39	34	5.03	68

	—	—	34	7.39	34	5.03	68

Mortgage-related securities	$1,759	4.63%	$43,764	5.01%	$202,516	4.77%	$248,039

Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially less than the scheduled maturities.

For additional information regarding the Corporation’s mortgage-related securities, see the Corporation’s Consolidated Financial Statements, including Note 4 thereto, included in Item 8.

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

The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank’s liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2007, the Bank had $363.7 million in brokered deposits, which accounted for 11.2% of its $3.2 billion of total deposits.

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

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2007.

		Over	Over	Over
		Six Months	One Year	Two Years	Over
	Six Months	Through	Through	Through	Three
Interest Rate	and Less	One Year	Two Years	Three Years	Years	Total
	(In thousands)

0.00% to 2.99%	$28,762	$1,444	$952	$89	$—	$31,247
3.00% to 4.99%	298,298	153,877	104,058	24,847	16,336	597,416
5.00% to 6.99%	1,016,487	427,501	20,896	1,403	2,203	1,468,490

	$1,343,547	$582,822	$125,906	$26,339	$18,539	$2,097,153

At March 31, 2007, the Bank had $293.9 million of certificates greater than or equal to $100,000, of which $97.9 million are scheduled to mature in seven through twelve months and $32.8 million in over twelve months.

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

From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2007 but may do so in the future.

The Corporation has a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on a money market rate (estimated to be 6.16% at March 31, 2007), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2007. At March 31, 2007 and 2006, the Corporation had drawn $63.6 million and $64.1 million under this line of credit, respectively. See Note 9 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings (short-term and long-term) at the dates indicated.

	March 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

FHLB advances	$810,320	4.64%	$770,588	3.89%	$720,428	3.42%
Other loans payable	90,157	6.85	91,273	6.31	73,181	4.57

The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings at the dates and for the periods indicated.

	March 31,
	2007	2006	2005
	(In thousands)

Maximum month-end balance:
FHLB advances	$408,800	$385,568	$188,740
Other loans payable	92,126	95,759	73,181
Average balance:
FHLB advances	239,204	262,802	168,365
Other loans payable	89,063	86,541	68,670

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

The following table sets forth certain selected consolidated financial data of IDI at and for the years ended March 31, 2007 and 2006.

	At or for the Year Ended March 31,
	2007	2006
	(In thousands)

Cash and other assets	$6,218	$7,072
Loans receivable, net	3,009	3,011
Investments in consolidated partnerships and corporations:
California Investment Directions	1,472	1,542
Nevada Investment Directions	3,596	4,439
Indian Palms	11,131	13,160
Davsha	8,124	6,305
Oakmont	3,169	4,052
Total assets	36,719	39,581
Borrowings from the Corporation	27,490	25,784
Other liabilities	290	2,722
Shareholder’s equity	8,939	11,075
Interest expense	(210)	(227)
Investment loss:
California Investment Directions	(129)	(224)
Nevada Investment Directions	(229)	(187)
Indian Palms	(1,042)	(74)
Davsha	(231)	(825)
Oakmont	(41)	(34)
Other income	48	232
Operating expenses	(656)	(273)
Income tax benefit	485	59
Net loss	(2,005)	(1,553)

California Investment Directions, Inc.  CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. Davsha and its subsidiaries invest in VIE’s which are subject to FIN 46 treatment. The loss at CIDI in 2007 was the result of decreased sale activity at Davsha and its subsidiaries. See “Davsha, LLC” below for a discussion of the effects of FIN 46 on the financial statements of Davsha and its subsidiaries as well as a discussion of VIE’s in Note 1 to the Consolidated Financial Statements in Item 8.

Nevada Investment Directions, Inc.  NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. Oakmont invests in a VIE, Chandler Creek Business Park of Round Rock, Texas, which is subject to FIN 46 treatment. The loss in 2007 was the result of operating costs at Oakmont without commercial property sales at Chandler Creek to offset costs.

S&D Indian Palms, Ltd.  Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha, LLC, which in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to unaffiliated parties. The loss at Indian Palms in 2007 was the result of decreased lot sales.

Davsha, LLC.  Davsha is a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California, where it purchased land from Indian Palms and develops residential housing for sale. Davsha has eight wholly owned non-banking subsidiaries, Davsha II, Davsha III, Davsha IV, Davsha V, Davsha VI, Davsha VII, Davsha VIII and Davsha IX. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Since each of the eight Davsha subsidiaries exercise significant influence over the operations of their respective partnerships, the assets, liabilities, income and expense are consolidated with the financial statements of each of the respective Davsha’s, per FIN 46. The loss in 2007 was the result of decreased sale activity at the Davsha subsidiaries.

Oakmont.  Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The original project consisted of four office warehouse buildings totaling 163,000 square feet and vacant land of approximately 135 acres. There are currently six buildings which are approximately 75% occupied and approximately 125 acres of land available for future development. The loss in 2007 was the result of operating costs at Oakmont without sufficient commercial property sales at Chandler Creek to offset costs. Because Oakmont made substantially all of the initial capital investment in Chandler Creek and bears substantially all the risks of ownership, the assets, liabilities, income and expense of that partnership are consolidated with the financial statements of Oakmont, per FIN 46.

Together, IDI, CIDI, NIDI, Indian Palms, Davsha, and Oakmont represent the real estate investment segment of the Corporation’s business. At March 31, 2007, the majority of this segment was classified as real estate held for development and sale on the Corporation’s consolidated financial statements. Minority interest of the partnerships is reported as a mezzanine item below liabilities and above stockholders’ equity. The components of income from operations of the real estate investment subsidiaries that are consolidated in accordance with FIN 46 are reported in real estate investment partnership revenue, real estate investment partnership cost of sales, other expenses from real estate partnership operations, and minority interest in net income of real estate partnership operations. Net income of IDI’s wholly owned subsidiary, Indian Palms (which is not subject to FIN 46 treatment) is reported in other revenue (expense) from real estate operations. For further discussion of the real estate held for development and sale segment, see Note 18 to the Corporation’s Consolidated Financial Statements in Item 8.

The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2007, IDI had extended $13.9 million to Indian Palms, $3.0 million to Davsha and $3.2 million to Oakmont as compared to $15.3 million to Indian Palms, $0 to Davsha and $3.9 million to Oakmont at March 31, 2006. These amounts are eliminated in consolidation.

In addition, IDI has invested in a heavy industrial battery charger manufacturer, Power Designers, Inc. The investment in Power Designers was made to potentially recover loans written off by the Bank in the past. The level of borrowings determines the ownership interest in future earnings of Power Designers, Inc. such that, for every $25,000 advanced under the line of credit, IDI gains an additional .455% of ownership interest up to a maximum ownership level of 58.0%. At March 31, 2007, IDI had extended lines of credit of $1.8 million, of a maximum line of credit of $1.9 million, to Power Designers for operations and production which resulted in an ownership interest of 57.4% of Power Designers by IDI. IDI’s portion of the net income of Power Designers ($128,000 loss in fiscal 2007) is recorded under the equity method.

At March 31, 2007, the Corporation had extended $27.5 million to IDI to fund various partnership and subsidiary investments. This represents an increase of $1.7 million from borrowings of $25.8 million at March 31, 2006. These amounts are eliminated in consolidation.

ADPC Corporation.  ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2007 amounted to $507,000 as compared to $467,000 at March 31, 2006. ADPC had net income of $41,000 for the year ended March 31, 2007 as compared to net income of $21,000 for the year ended March 31, 2006.

Anchor Investment Corporation.  AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $208.7 million at March 31, 2007 as compared to $201.4 million at March 31, 2006. AIC had net income of $5.7 million for the year ended March 31, 2007 as compared to $5.6 million for the year ended March 31, 2006.

Employees

The Corporation had 831 full-time employees and 145 part-time employees at March 31, 2007. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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

As of March 31, 2007, the Bank was in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.92%, 7.92% and 10.84%, respectively.

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

As of March 31, 2007, the Bank was “well capitalized.”

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

Qualified Thrift Lender Test.  A savings association can comply with the qualified thrift lender, or QTI, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTI test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTI test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTIs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At March 31, 2007, the amount of the Bank’s assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTI test.

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

Federal Deposit Insurance.  The FDIC insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions. Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund administered by the FDIC were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”), effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The FDIC also has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits. If the DIF’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the FDIC’s insurance funds.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC also has adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the first quarter of 2007 was .0122% of insured deposits and it is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

Brokered Deposits.  The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $363.7 million of outstanding brokered deposits at March 31, 2007.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on extensions of credit to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2007, the Bank was in compliance with the above restrictions.

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

At March 31, 2007, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 58 other full-service offices and two loan origination offices. The Bank owns 41 of its full-service offices, leases the land on which five such offices are located, and leases the remaining 18 full-service offices. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2007 and 2029. The aggregate net book value at March 31, 2007 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $22.8 million. See Note 7 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment.

Item 3.	Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended March 31, 2007, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock

The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ABCW”. At March 31, 2007, there were approximately 2,500 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.

Shareholders’ Rights Plan

On July 22, 1997, the Board of Directors of the Corporation declared a dividend distribution of one “Right” for each outstanding share of Common Stock, par value $0.10 per share, of the Corporation to stockholders of record at the close of business on August 1, 1997. Subject to certain exceptions, each Right entitles the registered holder to purchase from the Corporation one one-hundredth of a share of Series A Preferred Stock, par value $0.10 per share, at a price of $200.00, subject to adjustment upon the occurrence of certain triggering events. The Purchase Price must be paid in cash. The description and terms of the Rights are set forth in a Rights Agreement between the Corporation and American Stock Transfer Company, as Rights Agent, which is filed as Exhibit 4.2 to this report.

Quarterly Stock Price and Dividend Information

The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2007 and 2006.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2007	$29.960	$26.810	$0.170
December 31, 2006	29.990	28.300	0.170
September 30, 2006	31.030	28.110	0.170
June 30, 2006	30.610	28.300	0.160

March 31, 2006	$32.780	$29.250	$0.160
December 31, 2005	32.400	25.740	0.160
September 30, 2005	32.980	29.010	0.160
June 30, 2005	30.950	25.970	0.135

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

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs(2)

January 1 – January 31, 2007	24,400		$28.73	24,400	1,217,160
February 1 – February 28, 2007	15,000		28.43	15,000	1,202,160
March 1 – March 31, 2007	253,603		27.95	237,200	964,960

Total	293,003	(1)	$28.04	276,600	964,960

(1)	Consists of 276,600 shares purchased pursuant to a publicly announced repurchase program, and 16,403 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares are held as treasury stock and are available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Performance Graph

The following graph compares the yearly cumulative total return on the Common Stock over a five-year measurement period since March 31, 2002 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Hemscott Group (formally known as the Media General Peer Group) Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.	Selected Financial Data

The following information at and for the years ended March 31, 2007, 2006, 2005, 2004 and 2003 has been derived from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Operations Data:
Interest income	$280,692	$238,550	$199,979	$190,262	$209,605
Interest expense	152,646	105,846	79,276	79,907	92,856
Net interest income	128,046	132,704	120,703	110,355	116,749
Provision for loan losses	11,255	3,900	1,579	1,950	1,800
Real estate investment partnership revenue	18,977	33,974	106,095	47,708	—
Other non-interest income	35,022	33,002	28,769	38,168	31,236
Real estate investment partnership cost of sales	17,607	28,509	74,875	34,198	—
Other non-interest expenses	89,866	89,938	87,700	80,061	68,004
Minority interest in income (loss) of real estate partnership operations	(241)	1,723	13,546	4,063	—
Income taxes	24,586	30,927	29,532	29,119	29,528
Net income	38,972	44,683	48,335	46,840	48,653
Earnings per share:
Basic	1.82	2.07	2.14	2.05	2.03
Diluted	1.80	2.03	2.10	2.00	1.98
Balance Sheet Data:
Total assets	$4,539,685	$4,275,140	$4,050,456	$3,806,545	$3,535,309
Investment securities	73,545	49,521	52,055	29,514	100,190
Mortgage-related securities	248,039	247,515	203,752	225,221	248,749
Loans receivable held for investment, net	3,874,049	3,614,265	3,414,608	3,066,812	2,770,988
Deposits	3,248,246	3,040,217	2,873,533	2,609,686	2,580,767
Notes payable to FHLB	810,320	770,588	720,428	755,328	554,268
Other borrowings	90,157	91,273	73,181	76,231	41,548
Stockholders’ equity	336,866	321,025	310,678	297,707	289,692
Shares outstanding	21,669,094	21,854,303	22,319,513	22,954,535	23,942,858
Other Financial Data:
Book value per share at end of period	$15.55	$14.69	$13.92	$12.97	$12.10
Dividends paid per share	0.67	0.62	0.49	0.43	0.36
Dividend payout ratio	36.81%	29.95%	22.90%	20.98%	17.86%
Yield on earning assets	6.71	6.05	5.41	5.53	6.36
Cost of funds	3.80	2.80	2.25	2.43	2.94
Interest rate spread	2.91	3.25	3.16	3.10	3.42
Net interest margin	3.06	3.36	3.27	3.21	3.54
Return on average assets	0.89	1.08	1.24	1.29	1.39
Return on average equity	11.75	14.16	15.69	15.91	17.05
Average equity to average assets	7.55	7.62	7.92	8.11	8.17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion and analysis of the Corporation’s financial condition and results of operations, including information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources and significant accounting policies. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

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

	Year Ended March 31, 2007
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$362	$282,308	$(1,978)	$280,692
Interest expense	1,906	152,718	(1,978)	152,646

Net interest income (loss)	(1,544)	129,590	—	128,046
Provision for loan losses	—	11,255	—	11,255

Net interest income (loss) after provision for loan losses	(1,544)	118,335	—	116,791
Real estate investment partnership revenue	18,977	—	—	18,977
Other revenue from real estate operations	6,560	—	—	6,560
Other income	—	28,581	(119)	28,462
Real estate investment partnership cost of sales	(17,607)	—	—	(17,607)
Other expense from real estate partnership operations	(8,950)	—	119	(8,831)
Minority interest in loss of real estate partnerships	241	—	—	241
Other expense	—	(81,035)	—	(81,035)

Income (loss) before income taxes	(2,323)	65,881	—	63,558
Income tax expense (benefit)	(606)	25,192	—	24,586

Net income (loss)	$(1,717)	$40,689	$—	$38,972

Total assets at end of period	$74,169	$4,465,516	$—	$4,539,685

	Year Ended March 31, 2006
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$341	$239,846	$(1,637)	$238,550
Interest expense	1,599	105,884	(1,637)	105,846

Net interest income (loss)	(1,258)	133,962	—	132,704
Provision for loan losses	—	3,900	—	3,900

Net interest income (loss) after provision for loan losses	(1,258)	130,062	—	128,804
Real estate investment partnership revenue	33,974	—	—	33,974
Other revenue from real estate operations	5,304	—	—	5,304
Other income	—	27,817	(119)	27,698
Real estate investment partnership cost of sales	(28,509)	—	—	(28,509)
Other expense from real estate partnership operations	(9,579)	—	119	(9,460)
Minority interest in income of real estate partnerships	(1,723)	—	—	(1,723)
Other expense	—	(80,478)	—	(80,478)

Income (loss) before income taxes	(1,791)	77,401	—	75,610
Income tax expense (benefit)	(182)	31,109	—	30,927

Net income (loss)	$(1,609)	$46,292	$—	$44,683

Total assets at end of period	$76,026	$4,199,114	$—	$4,275,140

	Year Ended March 31, 2005
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$435	$200,723	$(1,179)	$199,979
Interest expense	1,144	79,311	(1,179)	79,276

Net interest income (loss)	(709)	121,412	—	120,703
Provision for loan losses	—	1,579	—	1,579

Net interest income (loss) after provision for loan losses	(709)	119,833	—	119,124
Real estate investment partnership revenue	106,095	—	—	106,095
Other revenue from real estate operations	5,256	—	—	5,256
Other income	—	23,632	(119)	23,513
Real estate investment partnership cost of sales	(74,875)	—	—	(74,875)
Other expense from real estate partnership operations	(9,782)	—	119	(9,663)
Minority interest in income of real estate partnerships	(13,546)	—	—	(13,546)
Other expense	—	(78,037)	—	(78,037)

Income before income taxes	12,439	65,428	—	77,867
Income tax expense	4,759	24,773	—	29,532

Net income	$7,680	$40,655	$—	$48,335

Total assets at end of period	$80,610	$3,969,846	$—	$4,050,456

Results of Operations

Comparison of Years Ended March 31, 2007 and 2006

General.  Net income decreased $5.7 million to $39.0 million in fiscal 2007 from $44.7 million in fiscal 2006. The primary component of this decrease in earnings for fiscal 2007, as compared to fiscal 2006, was a $13.0 million decrease in non-interest income, primarily due to a $13.7 million decrease in income from the Corporation’s real estate segment. The decrease in net income was also attributable to an increase in the provision for loan losses of $7.4 million and a decrease in net interest income of $4.7 million. These decreases were partially offset by a decrease in non-interest expense of $11.0 million, due primarily to a $11.5 million decrease attributable to the Corporation’s real estate segment, and a decrease in income tax expense of $6.3 million. The returns on average assets and average stockholders’ equity for fiscal 2007 were 0.89% and 11.75%, respectively, as compared to 1.08% and 14.16%, respectively, for fiscal 2006.

Net Interest Income.  Net interest income decreased by $4.7 million during fiscal 2007 due to a larger increase in the volume of interest-bearing liabilities compared to the increase in the volume of interest-earning assets coupled with a greater increase in the rates paid on interest-bearing liabilities as compared to the increase in the yields earned on interest-earning assets. The average balances of interest-earning assets and interest-bearing liabilities increased to $4.19 billion and $4.02 billion in fiscal 2007, respectively, from $3.94 billion and $3.78 billion, respectively, in fiscal 2006. The ratio of average interest-earning assets to average interest-bearing liabilities remained steady at 1.04 in fiscal 2007 and 2006. The average yield on interest-earning assets (6.71% in fiscal 2007 versus 6.05% in fiscal 2006) increased, as did the average cost on interest-bearing liabilities (3.80% in fiscal 2007 versus 2.80% in fiscal 2006). The net interest margin decreased to 3.06% in fiscal 2007 from 3.36% in fiscal 2006 and the interest rate spread decreased to 2.91% from 3.25% in fiscal 2007 and 2006, respectively. The decrease in interest rate spread was reflective of an increase in the cost of funds, which was slightly offset by a smaller increase in the yields on loans as interest rates increased. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the decrease of $4.7 million in net interest income stemmed from net rate/volume increases in interest-bearing liabilities of $46.8 million offset by the net rate/volume increases of interest-earning assets of $42.1 million.

Provision for Loan Losses.  The provision for loan losses increased $7.4 million from $3.9 million in fiscal 2006 to $11.3 million in fiscal 2007 based on management’s ongoing evaluation of asset quality. There was a decrease in net charge-offs of $8.5 million in fiscal 2007, primarily due to decreased commercial business loan charge-offs. There was an increase in non-accrual loans, particularly in single-family and multi-family residential loans, from $13.5 million at March 31, 2006 to $47.0 million at March 31, 2007. The Corporation’s allowance for loan losses increased $4.9 million from $15.6 million at March 31, 2006 to $20.5 million at March 31, 2007. The allowance for loan losses represented 0.50% of total loans at March 31, 2007, as compared to 0.41% of total loans at March 31, 2006. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

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

Non-interest Income.  Non-interest income decreased $13.0 million to $54.0 million for fiscal 2007 compared to $67.0 million for fiscal 2006 primarily due to the decrease of income from the Corporation’s real estate segment of $13.7 million for fiscal 2007. In addition, other non-interest income decreased $1.0 million, net gain on sale of investments and mortgage-related securities decreased $565,000 and loan servicing income decreased $237,000. Partially offsetting these decreases were increases in other categories. Investment and insurance commissions increased $947,000, service charges on deposits increased $933,000 and net gain on sale of loans increased $651,000.

Non-interest Expense.  Non-interest expense decreased $11.0 million to $107.5 million for fiscal 2007 compared to $118.4 million for fiscal 2006 primarily due to the decrease of real estate investment partnership cost of sales of $10.9 million. In addition, compensation expense decreased $1.3 million mainly due to a decrease of employee benefits of approximately $973,000, other expense from real estate partnership operations decreased $629,000 and furniture and equipment decreased $343,000. These decreases were offset by an increase in occupancy expense of $892,000 and an increase in other non-interest expense of $586,000. In addition, data processing expense increased $379,000 and marketing expense increased $299,000.

Real Estate Segment.  Net income generated by the real estate segment decreased $108,000 for fiscal 2007 to a net loss of $1.7 million from a net loss of $1.6 million in fiscal 2006. The primary reason for the decrease for fiscal 2007 was a decrease of $15.0 million in partnership sales, which was offset in part by a $10.9 million decrease in real estate investment cost of sales, a $2.0 million decrease in minority interest in income of real estate partnerships and a $424,000 decrease in income tax expense. Future sales revenues are based on several factors, including the interest rate environment. Therefore, management cannot predict future activity.

Minority Interests.  Minority interest in income (loss) of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such minority interest decreased $2.0 million from income of $1.7 million in fiscal 2006 to a loss of $241,000 in fiscal 2007. The decrease was primarily due to the decrease of partnership sales and cost of sales.

For more information on the effects of the implementation of FIN 46 on the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.

Income Taxes.  Income tax expense decreased $6.3 million for fiscal 2007 as compared to fiscal 2006. The effective tax rate for fiscal 2007 was 38.68% as compared to 40.90% for fiscal 2006. The decrease in the effective tax rate for fiscal 2007 was due to the tax benefit recorded for the deduction of dividends paid by the Corporation to employee benefit plans in prior periods of approximately $1.0 million. See Note 12 to the Consolidated Financial Statements included in Item 8.

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

Net Interest Income.  Net interest income increased by $12.0 million during fiscal 2006 due to a larger increase in the volume of interest-earning assets compared to the increase in the volume of interest-bearing liabilities coupled with a greater increase in the yields earned on interest-earning assets as compared to the increase in the rates paid on interest-bearing liabilities. The average balances of interest-earning assets and interest-bearing liabilities increased to $3.94 billion and $3.78 billion in fiscal 2006, respectively, from $3.69 billion and $3.53 billion, respectively, in fiscal 2005. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.04% in fiscal 2006 from 1.05% in fiscal 2005. The average yield on interest-earning assets (6.05% in fiscal 2006 versus 5.41% in fiscal 2005) increased, as did the average cost on interest-bearing liabilities (2.80% in fiscal 2006 versus 2.25% in fiscal 2005). The net interest margin increased to 3.36% in fiscal 2006 from 3.27% in fiscal 2005 and the interest rate spread increased to 3.25% from 3.16% in fiscal 2006 and 2005, respectively. The increase in interest rate spread was reflective of an increase in the yields on loans, which was slightly offset by a smaller increase in the cost of funds as interest rates rise. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the increase of $12.0 million in net interest income stemmed from net rate/volume increases in interest-earning assets of $38.6 million offset by the net rate/volume increases of interest-bearing liabilities of $26.6 million.

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

Non-interest Expense.  Non-interest expense decreased $44.2 million to $118.4 million for fiscal 2006 compared to $162.6 million for fiscal 2005 primarily due to the decrease of real estate investment partnership cost of sales of $46.4 million. In addition, other expenses decreased $1.3 million mainly due to a decrease in telephone expense, contributions and legal fees, and other expense from real estate partnership operations decreased $203,000. These decreases were offset by an increase in compensation expense of $2.3 million largely due to an increase in insurance and other benefits and an increase in data processing expense of $829,000. In addition, occupancy increased $355,000, furniture and equipment increased $260,000 and marketing increased $25,000.

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

Income Taxes.  Income tax expense increased $1.4 million for fiscal 2006 as compared to fiscal 2005. The effective tax rate for fiscal 2006 was 40.90% as compared to 37.93% for fiscal 2005. In fiscal 2005, the Corporation reached an agreement with the Wisconsin Department of Revenue to pay Wisconsin tax on the income of AIC, its Nevada investment subsidiary. In fiscal 2005, AIC recorded $1.1 million in state tax expense which was partially offset by a reduction in federal tax expense of $400,000. In addition, a state tax payment of $600,000 was made in fiscal 2004, which was partially offset by an additional Federal tax benefit of $200,000 for fiscal 2005. The Corporation was able to recover $1.2 million of previously booked federal and state tax provisions. See Note 12 to the Consolidated Financial Statements included in Item 8.

Fourth Quarter Results

Net income for the fourth quarter of 2007 was $8.2 million, compared to $11.5 million for the fourth quarter of 2006. The results for the fourth quarter of 2007 generated an annualized return on average assets of 0.74% and an annualized return on average equity of 9.72%, compared to 1.10% and 14.46%, respectively, for the same period in 2006.

Net interest income was $29.8 million for the three months ended March 31, 2007, a decrease of $3.5 million from $33.3 million for the comparable period in 2006. The net interest margin was 2.81% for the fourth quarter of 2007 and 3.35% for the fourth quarter of 2006.

Provision for loan losses was $4.1 million in the fourth quarter of 2007 compared to $1.5 million in the fourth quarter of 2006. Net charge-offs were $3.6 million in the quarter ended March 31, 2007 compared to $1.1 million in the quarter ended March 31, 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality” section below for further analysis of the allowance for loan losses.

Non-interest income was $11.5 million for the quarter ended March 31, 2007, a decrease of $2.4 million compared to $13.9 million for the quarter ended March 31, 2006. The majority of the decrease was attributable to a $1.6 million decrease in income from the Corporation’s real estate segment. In addition, net gain on sale of loans decreased $883,000. Partially offsetting these decreases were increases in other categories. Service charges on deposits increased $388,000 and net gain (loss) on sale of investments and mortgage-related securities increased $112,000.

Non-interest expense decreased $1.8 million to $24.6 million for the quarter ended March 31, 2007 from $26.3 million for the quarter ended March 31, 2006 primarily due to a $1.2 million decrease in expenses from the Corporation’s real estate segment. In addition, compensation expense decreased $869,000.

Income tax expense for the three months ended March 31, 2007 decreased $2.9 million to $5.1 million compared to $8.0 million for the same period in 2006. The effective tax rate was 38.20% and 41.05% for the quarter ended March 31, 2007 and 2006, respectively.

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

Average Balance Sheets

	Year Ended March 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning Assets
Mortgage loans	$2,935,228	$197,962	6.74%	$2,685,676	$165,317	6.16%	$2,507,113	$140,616	5.61%
Consumer loans	628,786	45,770	7.28	613,548	40,547	6.61	563,111	33,568	5.96
Commercial business loans	214,239	17,923	8.37	193,618	14,140	7.30	171,545	10,166	5.93

Total loans receivable(1)(2)	3,778,253	261,655	6.93	3,492,842	220,004	6.30	3,241,769	184,350	5.69
Mortgage-related securities(3)	254,716	12,139	4.77	261,497	11,548	4.42	211,096	8,608	4.08
Investment securities(3)	67,362	3,240	4.81	45,472	1,714	3.77	50,795	1,126	2.22
Interest-bearing deposits	43,384	2,317	5.34	98,933	3,349	3.39	126,751	2,013	1.59
Federal Home Loan Bank stock	42,204	1,341	3.18	45,083	1,935	4.29	63,413	3,882	6.12

Total interest-earning assets	4,185,919	280,692	6.71	3,943,827	238,550	6.05	3,693,824	199,979	5.41
Non-interest-earning assets	207,698			198,655			194,062

Total assets	$4,393,617			$4,142,482			$3,887,886

Interest-bearing Liabilities
Demand deposits	$884,460	21,121	2.39	$777,645	11,233	1.44	$734,035	4,695	0.64
Regular passbook savings	202,908	910	0.45	230,382	1,000	0.43	247,048	1,058	0.43
Certificates of deposit	2,086,700	94,373	4.52	1,963,651	64,317	3.28	1,742,034	45,694	2.62

Total deposits	3,174,068	116,404	3.67	2,971,678	76,550	2.58	2,723,117	51,447	1.89
Short-term borrowings	282,652	15,537	5.50	268,098	9,918	3.70	205,913	7,261	3.53
Long-term borrowings	562,597	20,705	3.68	536,722	19,378	3.61	599,054	20,568	3.43

Total interest-bearing liabilities	4,019,317	152,646	3.80	3,776,498	105,846	2.80	3,528,084	79,276	2.25

Non-interest-bearing liabilities	42,679			50,441			51,765

Total liabilities	4,061,996			3,826,939			3,579,849
Stockholders’ equity	331,621			315,543			308,037

Total liabilities and stockholders’ equity	$4,393,617			$4,142,482			$3,887,886

Net interest income/interest rate spread(4)		$128,046	2.91%		$132,704	3.25%		$120,703	3.16%

Net interest-earning assets	$166,602			$167,329			$165,740

Net interest margin(5)			3.06%			3.36%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04			1.05

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

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

	Increase (Decrease) For the Year Ended March 31,
	2007 Compared To 2006				2006 Compared To 2005
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)

Interest-earning Assets
Mortgage loans	$15,815	$15,361	$1,469	$32,645	$13,710	$10,015	$976	$24,701
Consumer loans	4,114	1,007	102	5,223	3,645	3,007	327	6,979
Commercial business loans	2,058	1,506	219	3,783	2,362	1,308	304	3,974

Total loans receivable(1)(2)	21,987	17,874	1,790	41,651	19,717	14,330	1,607	35,654
Mortgage-related securities(3)	914	(299)	(24)	591	714	2,055	171	2,940
Investment securities(3)	474	825	228	1,527	789	(118)	(83)	588
Interest-bearing deposits	1,935	(1,881)	(1,086)	(1,032)	2,278	(442)	(500)	1,336
Federal Home Loan Bank stock	(503)	(124)	32	(595)	(1,160)	(1,122)	335	(1,947)

Total net change in income on interest-earning assets	24,807	16,395	940	42,142	22,338	14,703	1,530	38,571
Interest-bearing Liabilities
Demand deposits	7,337	1,543	1,008	9,888	5,908	279	351	6,538
Regular passbook savings	33	(119)	(4)	(90)	14	(71)	(1)	(58)
Certificates of deposit	24,491	4,030	1,535	30,056	11,364	5,813	1,446	18,623

Total deposits	31,861	5,454	2,539	39,854	17,286	6,021	1,796	25,103
Short-term borrowings	4,819	538	262	5,619	356	2,193	108	2,657
Long-term borrowings	375	934	18	1,327	1,060	(2,140)	(110)	(1,190)

Total net change in expense on interest-bearing liabilities	37,055	6,926	2,819	46,800	18,702	6,074	1,794	26,570

Net change in net interest income	$(12,248)	$9,469	$(1,879)	$(4,658)	$3,636	$8,629	$(264)	$12,001

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Financial Condition

General.  Total assets of the Corporation increased $264.5 million, or 6.19%, from $4.28 billion at March 31, 2006 to $4.54 billion at March 31, 2007. This increase was primarily attributable to a $258.7 million increase in loans, which was funded primarily by a net increase in deposits of $208.0 million.

Mortgage-Related Securities.  Mortgage-related securities (both available-for-sale and held-to-maturity) increased $524,000 during the year due to purchases of $47.8 million and principal repayments and market value adjustments of $47.3 million. Mortgage-related securities consisted of $168.3 million of mortgage-backed securities ($168.2 million were available for sale and $68,000 were held to maturity) and $79.8 million of mortgage-derivative securities (all of which were available for sale) at March 31, 2007. The decrease in mortgage-related securities was largely due to the sale of a group of mortgage-backed securities pursuant to a plan to enhance the yield on this portfolio in a changing interest rate environment. See Notes 1 and 4 to the Consolidated Financial Statements included in Item 8.

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

Loans Receivable.  Total net loans increased $258.7 million during fiscal 2007 from $3.62 billion at March 31, 2006 to $3.88 billion at March 31, 2007. The activity included (i) originations of $1.85 billion, (ii) sales of $405.1 million and (iii) principal repayments and other reductions of $1.18 billion.

During 2007, the Corporation originated $1.44 billion of loans for investment, as compared to $1.67 billion and $1.73 billion during fiscal 2006 and 2005, respectively. Of the $1.44 billion of loans originated for investment in fiscal 2007, $247.0 million or 17.1% was comprised of single-family residential loans, $454.2 million or 31.5% was comprised of multi-family residential and commercial real estate loans, $405.0 million or 28.1% was comprised of construction and land loans, $158.0 million or 11.0% was comprised of consumer loans and $177.2 million or 12.3% was comprised of commercial business loans. Single-family residential loans held by the Corporation for investment amounted to $843.7 million and $785.4 million at March 31, 2007 and 2006, respectively, which represented approximately 20.8% and 20.5% of gross loans held for investment in 2007 and 2006, respectively. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, increased $176.2 million or 5.8% from March 31, 2006 to March 31, 2007 and represented approximately 79.2% and 79.5% of gross loans held for investment at March 31, 2007 and 2006, respectively.

Single-family residential loans originated for sale amounted to $283.7 million in fiscal 2007, as compared to $534.3 million and $541.6 million in fiscal 2006 and fiscal 2005, respectively. This decrease was primarily attributable to the increasing interest rate environment in fiscal 2007. At March 31, 2007, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $4.5 million, as compared to $5.5 million at March 31, 2006.

Non-Performing Assets.  Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $54.5 million or 1.20% of total assets at March 31, 2007 from $15.7 million, or 0.37%, of total assets at March 31, 2006.

Non-performing assets are summarized as follows for the dates indicated:

	At March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accrual loans:
Single-family residential	$13,038	$2,856	$2,406	$3,247	$4,510
Multi-family residential	17,289	4,214	—	—	444
Commercial real estate	12,030	3,398	4,894	8,764	1,776
Construction and Land	1,696	—	—	—	—
Consumer	705	548	453	642	661
Commercial business	2,283	2,513	6,697	2,268	2,678

Total non-accrual loans	47,041	13,529	14,450	14,921	10,069
Real estate held for development and sale	—	—	—	—	49
Foreclosed properties and repossessed assets, net	7,411	2,192	1,458	2,422	1,535

Total non-performing assets	$54,452	$15,721	$15,908	$17,343	$11,653

Performing troubled debt restructurings	$400	$—	$—	$2,649	$2,590

Total non-accrual loans to total loans(1)	1.16%	0.35%	0.40%	0.45%	0.34%
Total non-performing assets to total assets	1.20	0.37	0.39	0.46	0.33
Allowance for loan losses to total loans(1)	0.50	0.41	0.73	0.87	1.00
Allowance for loan losses to total non-accrual loans	43.62	115.09	183.00	191.72	294.74
Allowance for loan and foreclosure losses to total non-performing assets	37.71	100.48	167.39	165.78	257.87

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.

Non-accrual loans increased $33.5 million in fiscal 2007 to $47.0 million at March 31, 2007. This increase was largely attributable to a $13.1 million increase in non-accrual multi-family residential loans, an increase of $10.2 million in non-accrual single-family residential loans, an $8.6 million increase in non-accrual commercial real estate loans and a $1.7 million increase in construction and land loans. The increase in non-accrual multi-family residential loans was attributable to the addition of five loans with a carrying value of $1.0 million or more ($11.5 million in the aggregate) as well as three loans to one borrower ($2.5 million in the aggregate). The increase in non-accrual single-family residential loans was largely attributable to several loans to one borrower that totaled $7.9 million in the aggregate. These loans were to a developer and are not owner-occupied single-family loans. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Foreclosed properties and repossessed assets increased $5.2 million in fiscal 2007. The majority of the increase was due to the addition of several single-family residential loans to one borrower totaling $2.5 million as well as a commercial real estate loan with a carrying value of $999,000 and a single-family residential loan with a carrying value of $808,000. At March 31, 2007, the Bank had no foreclosed properties with a net carrying value of $1.0 million or more.

At March 31, 2007, there was $400,000 of troubled debt restructurings compared to zero at March 31, 2006.

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

The interest income that would have been recorded during fiscal 2007 if the Bank’s non-accrual loans at the end of the period had been current in accordance with their terms during the period was $3.9 million. The amount of interest income attributable to these loans and included in interest income during fiscal 2007 was $1.5 million.

The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank’s total loans held for investment at the dates indicated.

	March 31,
	2007		2006		2005
		% of		% of		% of
		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)

30 to 59 days	$12,776	0.31%	$9,874	0.26%	$5,853	0.16%
60 to 89 days	5,414	0.13	733	0.02	714	0.02
90 days and over	47,041	1.16	13,529	0.35	14,450	0.40

Total	$65,231	1.60%	$24,136	0.63%	$21,017	0.58%

Potential Problem Loans.  Management utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to the Bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” or “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31, 2007, loans classified as Special Mention, Substandard, Doubtful and Loss totaled $61.1 million compared to $15.8 million as of March 31, 2006, an increase of $45.2 million. The $45.2 million increase in classified assets was attributable to the addition of several single-family residential loans to one borrower that totaled $14.5 million in the aggregate as discussed above. The increase was also attributable to the addition of five commercial real estate loans ($12.2 million in the aggregate) as well as one multi-family residential loan ($2.0 million in the aggregate).

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS’, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to the Bank’s Board of Directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

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

To determine the level and composition of the loan loss allowance, the loan portfolio is broken out by categories of single-family residential, multi-family residential, commercial real estate, construction and land, consumer and commercial business. These categories are then further divided into performing and non-performing. Within the non-performing category, loans are classified as substandard, doubtful or loss. A five-year historical trend is developed for each category of loan outlined above to arrive at the historical loss level of each category. This historical ratio of loss reserves and other ratios are applied to the respective performing and non-performing categories of loans to arrive at the appropriate level of loss reserve for each loan category. For commercial business loans, a five-year historical trend is applied since that category has shown significant growth both in terms of overall balance and loss history associated with that growth. The Corporation has allocated all of its allowance for loan losses to specific categories as a result of its analysis of the loan portfolio. Also, within specific loan categories, certain loans may be identified for specific reserve allocations.

Foreclosed properties are recorded at the lower of carrying or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.

The following table sets forth the activity in the allowance for loan losses during the periods indicated.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance at beginning of year	$15,570	$26,444	$28,607	$29,677	$31,065
Charge-offs:
Mortgage	(1,230)	(1,216)	(2,474)	(534)	(981)
Consumer	(416)	(584)	(822)	(788)	(696)
Commercial business	(5,571)	(13,275)	(1,174)	(2,314)	(1,840)

Total charge-offs	(7,217)	(15,075)	(4,470)	(3,636)	(3,517)

Recoveries:
Mortgage	43	155	426	295	163
Consumer	62	81	71	68	58
Commercial business	804	65	231	253	108

Total recoveries	909	301	728	616	329

Net charge-offs	(6,308)	(14,774)	(3,742)	(3,020)	(3,188)

Provision	11,255	3,900	1,579	1,950	1,800

Allowance at end of year	$20,517	$15,570	$26,444	$28,607	$29,677

Net charge-offs to average loans held for sale and for investment	(0.17)%	(0.42)%	(0.12)%	(0.10)%	(0.12)%

Total loan charge-offs were $7.2 million and $15.1 million for the fiscal years ending March 31, 2007 and 2006, respectively. Total loan charge-offs for the years ended March 31, 2007 and 2006 decreased $7.9 million and increased $10.6 million respectively, from the prior fiscal years. The decrease in charge-offs for fiscal 2007 was largely due to a decrease of $7.7 million in commercial business charge-offs as well as a $168,000 decrease in consumer loan charge-offs, which were offset in part by a $14,000 increase in mortgage loan charge-offs. The increase in charge-offs for fiscal 2006 was largely due to an increase of $12.1 million in commercial business charge-offs, which was offset in part by a $1.3 million decrease in mortgage loan charge-offs and a $238,000 decrease in consumer loan charge-offs. Recoveries increased $608,000 from $301,000 in fiscal 2006 to $909,000 in fiscal 2007. Recoveries decreased $427,000 during the fiscal year ended March 31, 2006.

The provision for loan losses increased $7.4 million to $11.3 million for the fiscal year ending March 31, 2007 compared to $3.9 million for the year ended March 31, 2006. The increase in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the increase in non-accrual loans to total loans to 1.16% at March 31, 2007 from 0.35% at March 31, 2006 as well as an increase in total non-performing assets to 1.20% at March 31, 2007 from 0.37% at March 31, 2006 to be factors that warranted an increase in the provision for loan losses.

The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	March 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2007	Loans	2006	Loans	2005	Loans	2004	Loans	2003	Loans
	(Dollars in thousands)

Allowance allocation:
Single-family residential	$1,739	20.76%	$489	20.51%	$997	22.59%	$904	22.69%	$2,101	24.31%
Multi-family residential	1,946	16.11	883	16.35	754	16.45	1,139	15.87	3,807	16.03
Commercial real estate	4,190	25.10	2,440	25.43	8,694	25.57	11,969	24.40	9,230	25.24
Construction and land	—	16.61	—	16.11	—	13.82	—	15.72	—	12.81
Consumer	1,429	15.64	1,410	16.25	2,921	16.36	2,206	16.55	2,151	16.97
Commercial business	11,213	5.78	10,348	5.35	13,078	5.21	12,389	4.77	12,388	4.64

Total allowance for loan losses	$20,517	100.00%	$15,570	100.00%	$26,444	100.00%	$28,607	100.00%	$29,677	100.00%

Allowance category as a percent of total allowance:
Single-family residential	8.48%		3.14%		3.77%		3.16%		7.08%
Multi-family residential	9.49		5.67		2.85		3.98		12.83
Commercial real estate	20.42		15.67		32.88		41.84		31.10
Construction and land	—		—		—		—		—
Consumer	6.96		9.06		11.05		7.71		7.25
Commercial business	54.65		66.46		49.46		43.31		41.74

Total allowance for loan losses	100.00%		100.00%		100.00%		100.00%		100.00%

The allowance allocated to single-family residential, multi-family residential and commercial real estate loans increased to 8.48%, 9.49% and 20.42%, respectively, at March 31, 2007 from 3.14%, 5.67% and 15.67%, respectively, at March 31, 2006. Management increased the ratio for the single-family residential loan portfolio due to the slow down of residential real estate transactions as well as the increase in substandard spec builder residential loans. Management increased the ratio for the multi-family residential loans due to lender observations of weaknesses with multi-family properties as well as an increase in delinquency activity. Although the percentage of the allowance allocated to commercial business loans decreased to 54.65% at March 31, 2007 from 66.46% at March 31, 2006, this decrease is not the result of a change in the ratios from prior years used to establish allowance for loan losses in the commercial business category.

Although management believes that the March 31, 2007 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

Deposits.  Deposits increased $208.0 million during fiscal 2007 to $3.25 billion, of which $99.2 million was due to increases in certificates of deposit and $135.4 million was due to increases in money market accounts. These increases were offset by a decrease of $23.8 million in passbook accounts and a decrease of $5.2 million in interest bearing checking accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in fiscal 2007. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to $363.7 million at March 31, 2007, as compared to $399.3 million at March 31, 2006. The weighted average cost of deposits increased to 3.67% in fiscal 2007 compared to 2.58% in fiscal 2006.

Borrowings.  FHLB advances increased $39.7 million during fiscal 2007. At March 31, 2007, advances totaled $810.3 million and had a weighted average interest rate of 4.64% compared to advances of $770.6 million with a weighted average interest rate of 3.89% at March 31, 2006. Other loans payable decreased $1.1 million from the prior fiscal year. Other loans payable consist of borrowings of the Corporation of $63.6 million, which was primarily for the purpose of the Corporation’s stock repurchase program, a decrease of $500,000 over March 31, 2006. In addition, borrowings by the partnerships of IDI’s subsidiaries were $26.6 million at March 31, 2007, a decrease of $617,000 over March 31, 2006. Per FIN 46, such borrowings are consolidated into the Corporation’s consolidated financial statements. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8.

Stockholders’ Equity.  Stockholders’ equity at March 31, 2007 was $336.9 million, or 7.42% of total assets, compared to $321.0 million, or 7.51% of total assets at March 31, 2006. Stockholders’ equity increased during the year as a result of (i) comprehensive income of $41.0 million, which includes net income of $39.0 million and an increase in net unrealized gains on available-for-sale securities included as a part of accumulated other comprehensive income of $2.0 million, (ii) the exercise of stock options of $2.9 million, (iii) the purchase of stock by retirement plans of $393,000, and (iv) the tax benefit from certain stock options of $1.6 million. These increases were partially offset by (i) the repurchase of common stock of $15.7 million and (ii) the payment of cash dividends of $14.4 million.

Liquidity and Capital Resources

On a parent-only basis at March 31, 2007, the Corporation’s commitments and debt service requirements consisted primarily of $63.6 million payable to U.S. Bank pursuant to a $90 million line of credit and $26.6 million of mortgage loans to subsidiaries of the Corporation secured by real estate held for development. The weighted average rate on the line of credit was 6.16% at March 31, 2007 and the line of credit matures in October 2007. Corporation loans to IDI and other non-bank subsidiaries amounted to $27.5 million at March 31, 2007.

The Corporation’s principal sources of funds for it to meet its parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. During fiscal 2007, the Bank made dividend payments of $25.0 million to the Corporation, and at March 31, 2007 the Bank had $63.9 million available for dividends that could be paid to the Corporation without application for approval by (but with prior notice to) the OTS.

For the Bank, liquidity represents the ability to fund asset growth, accommodate deposit withdrawls, pay operating expenses and meet other contractual obligations and commitments. See “Contractual Obligations and Commitments” below.

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

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2007, the Bank had $363.7 million of brokered deposits.

In fiscal 2007, consolidated operating activities resulted in a net cash inflow of $41.6 million. Operating cash flows for fiscal 2007 included earnings of $39.0 million and $4.5 million of net proceeds from the origination and sale of mortgage loans held for sale.

Consolidated investing activities in fiscal 2007 resulted in a net cash outflow of $291.3 million. Primary investing activities resulting in cash outflows were $235.8 million for the purchase of securities and $1.44 billion for the origination of loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $1.21 billion, proceeds of sales and maturities of investment securities of $165.3 million and $50.6 million of principal repayments received on mortgage-related securities.

Consolidated financing activities resulted in a net cash inflow of $219.3 million in fiscal 2007, including a net increase in deposits of $205.5 million, a net increase in borrowings of $38.6 million and a cash outflow of $15.7 million for treasury stock purchases.

Contractual Obligations and Commitments

At March 31, 2007, on a consolidated basis the Corporation had outstanding commitments to originate $91.1 million of loans and commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $317.9 million. See Note 14 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2007 amounted to $1.93 billion, and scheduled maturities of borrowings during the same period totaled $743.9 million. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2007:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	21,302	1,780	3,398	2,969	13,155
VIE obligations	26,557	14,207	12,350	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$47,859	$15,987	$15,748	$2,969	$13,155

At March 31, 2007, the Bank’s capital exceeded all capital requirements of the OTS as mandated by federal laws and regulations. See Note 10 to the Consolidated Financial Statements included in Item 8.

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

The Corporation’s cumulative net gap position at March 31, 2007 for one year or less was a negative 0.73% of total assets. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Competitive pressures for deposits have made time deposits sensitive to interest rates and may also affect transaction accounts, in particular, passbooks and money market accounts in the future.

The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation’s interest rate sensitivity gap position at March 31, 2007.

	Interest Rate Sensitivity for the Periods Ended
								Fair Value
	03/31/08	03/31/09	03/31/10	03/31/11	03/31/12	Thereafter	Total(4)	03/31/07
	(Dollars in thousands)

Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$369,737	$138,537	$89,355	$65,591	$54,621	$258,953	969,353	$971,176
Average interest rate	6.66%	6.56%	6.47%	6.41%	6.40%	6.41%	6.53%
Mortgage loans — Variable(1)(2)	1,711,470	210,578	73,818	24,623	11,449	26,092	2,042,356	2,043,586
Average interest rate	6.90%	6.70%	6.74%	6.83%	6.73%	6.57%	6.86%
Consumer loans(1)	410,531	102,572	48,262	26,256	16,500	32,101	631,375	642,725
Average interest rate	7.76%	7.06%	6.87%	6.71%	6.52%	6.49%	7.44%
Commercial business loans(1)	172,814	31,722	15,441	7,041	2,933	2,787	230,965	231,299
Average interest rate	8.09%	7.53%	7.60%	7.75%	8.05%	9.01%	7.98%
Mortgage-related Securities(3)	172,610	43,581	17,491	7,861	3,742	3,795	249,080	247,496
Average interest rate	4.81%	4.81%	4.81%	4.81%	4.81%	4.81%	4.81%
Investment securities and other interest-earning assets(3)	117,086	17,789	9,673	5,260	2,860	2,861	155,529	156,229
Average interest rate	4.48%	5.21%	5.21%	5.21%	5.21%	5.21%	4.66%
Total rate sensitive loans(4)	2,664,552	483,409	226,876	123,511	85,503	319,933	3,874,049	3,888,785
Total rate sensitive assets	2,954,248	544,779	254,040	136,632	92,105	326,589	4,278,658	4,292,510
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	281,315	174,988	125,107	89,823	64,548	173,264	909,045	839,770
Average interest rate	2.53%	2.60%	2.61%	2.62%	2.61%	2.48%	2.56%
Time deposits(5)	1,925,483	126,596	26,512	7,517	10,927	118	2,097,153	2,098,712
Average interest rate	4.92%	4.18%	4.12%	4.41%	4.81%	4.72%	4.87%
Borrowings	780,416	106,442	12,180	1,439	0	0	900,477	895,528
Average interest rate	4.82%	5.30%	3.91%	3.77%	0.00%	0.00%	4.86%
Total rate sensitive liabilities	2,987,214	408,026	163,799	98,779	75,475	173,382	3,906,675	3,834,010
Interest sensitivity gap	$(32,966)	$136,753	$90,241	$37,853	$16,630	$153,207	$371,983

Cumulative interest sensitivity gap	$(32,966)	$103,787	$194,028	$231,881	$248,511	$401,718

Cumulative interest sensitivity gap as a percent of total assets	(0.73)%	2.29%	4.27%	5.11%	5.47%	8.85%

(1)	Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $165.5 million, (ii) non-accrual loans, which amounted to $15.7 million.

(2)	Includes $4.4 million of loans held for sale spread throughout the periods.

(3)	Includes $321.5 million of securities available for sale spread throughout the periods.

(4)	Loan Total and Fair Value amounts are shown net of respective amounts of $29.7 million and $29.6 million in deferred fees and loss reserves.

(5)	Does not include $225.1 million of demand accounts because they are non-interest-bearing. Also excludes accrued interest payable of $16.9 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources including the OTS.

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

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

March 31, 2007	14.19%	8.10%	(8.75)%	(18.79)%
March 31, 2006	19.67%	10.69%	(11.66)%	(22.74)%

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

[This page intentionally left blank]

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	March 31,
	2007	2006
	(In thousands,
	except share data)

ASSETS
Cash	$77,951	$66,192
Interest-bearing deposits	44,087	86,352

Cash and cash equivalents	122,038	152,544
Investment securities available for sale	73,545	49,521
Mortgage-related securities available for sale	247,971	247,438
Mortgage-related securities held to maturity (fair value of $68 and $77, respectively)	68	77
Loans, less allowance for loan losses of $20,517 at March 31, 2007 and $15,570 at March 31, 2006:
Held for sale	4,474	5,509
Held for investment	3,874,049	3,614,265
Foreclosed properties and repossessed assets, net	7,411	2,192
Real estate held for development and sale	60,303	54,330
Office properties and equipment	32,034	29,867
Federal Home Loan Bank stock — at cost	41,361	45,348
Accrued interest on investments, loans and other assets	56,475	54,093
Goodwill	19,956	19,956

Total assets	$4,539,685	$4,275,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$241,234	$242,924
Interest bearing	3,007,012	2,797,293

Total deposits	3,248,246	3,040,217
Short-term borrowings	472,400	186,200
Long-term borrowings	428,077	675,661
Other liabilities	46,610	45,040

Total liabilities	4,195,333	3,947,118

Minority interest in real estate partnerships	7,486	6,997

Commitments and contingent liabilities (Notes 7 and 14)
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,669,094 and 21,854,303 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,122	70,517
Retained earnings	359,570	340,364
Accumulated other comprehensive loss	(542)	(2,558)
Treasury stock (3,694,245 shares and 3,509,036 shares, respectively), at cost	(91,751)	(82,144)
Deferred compensation obligation	(5,069)	(7,690)

Total stockholders’ equity	336,866	321,025

Total liabilities and stockholders’ equity	$4,539,685	$4,275,140

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share data)

Interest income:
Loans	$261,655	$220,004	$184,350
Mortgage-related securities	12,139	11,548	8,608
Investment securities	4,581	3,649	5,008
Interest-bearing deposits	2,317	3,349	2,013

Total interest income	280,692	238,550	199,979
Interest expense:
Deposits	116,404	76,550	51,447
Short-term borrowings	15,537	9,918	7,261
Long-term borrowings	20,705	19,378	20,568

Total interest expense	152,646	105,846	79,276

Net interest income	128,046	132,704	120,703
Provision for loan losses	11,255	3,900	1,579

Net interest income after provision for loan losses	116,791	128,804	119,124
Non-interest income:
Real estate investment partnership revenue	18,977	33,974	106,095
Loan servicing income	4,847	5,084	4,192
Credit enhancement income	1,672	1,632	1,528
Service charges on deposits	10,223	9,290	8,568
Investment and insurance commissions	3,620	2,673	2,248
Net gain on sale of loans	3,459	2,808	1,643
Net gain (loss) on sale of investments and mortgage-related securities	(283)	282	1,472
Other revenue from real estate operations	6,560	5,304	5,256
Other	4,924	5,929	3,862

Total non-interest income	53,999	66,976	134,864
Non-interest expense:
Compensation	43,537	44,793	42,481
Real estate investment partnership cost of sales	17,607	28,509	74,875
Occupancy	7,999	7,107	6,752
Furniture and equipment	5,918	6,261	6,001
Data processing	6,031	5,652	4,823
Marketing	4,234	3,935	3,910
Other expenses from real estate partnership operations	8,831	9,460	9,663
Other	13,316	12,730	14,070

Total non-interest expense	107,473	118,447	162,575

Minority interest in income (loss) of real estate partnership operations	(241)	1,723	13,546

Income before income taxes	63,558	75,610	77,867
Income taxes	24,586	30,927	29,532

Net income	$38,972	$44,683	$48,335

Earnings per share:
Basic	$1.82	$2.07	$2.14
Diluted	1.80	2.03	2.10
Dividends declared per share	0.67	0.62	0.49

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accu-
						mulated
						Other
		Additional			Deferred	Compre-
	Common	Paid-in	Retained	Treasury	Compensation	hensive
	Stock	Capital	Earnings	Stock	Obligation	Income	Total
	(Dollars in thousands except per share data)

Balance at April 1, 2004	$2,536	$67,926	$280,488	$(50,324)	$(5,589)	$2,670	$297,707
Comprehensive income:
Net income	—	—	48,335	—	—	—	48,335
Change in net unrealized gains (losses) on available-for-sale securities net of tax	—	—	—	—	—	(3,378)	(3,378)

Comprehensive income							44,957
Purchase of treasury stock	—	—	—	(24,957)	—	—	(24,957)
Exercise of stock options	—	—	(2,747)	4,486	—	—	1,739
Issuance of management and benefit plans	—	—	(109)	2,354	(824)	—	1,421
Cash dividend ($0.485 per share)	—	—	(10,890)	—	—	—	(10,890)
Tax benefit from stock related compensation	—	701	—	—	—	—	701

Balance at March 31, 2005	$2,536	$68,627	$315,077	$(68,441)	$(6,413)	$(708)	$310,678

Comprehensive income:
Net income	—	—	44,683	—	—	—	44,683
Change in net unrealized gains (losses) on available-for-sale securities net of tax	—	—	—	—	—	(1,850)	(1,850)

Comprehensive income							42,833
Purchase of treasury stock	—	—	—	(23,283)	—	—	(23,283)
Exercise of stock options	—	—	(5,946)	6,734	—	—	788
Issuance of management and benefit plans	—	—	(125)	2,846	(1,277)	—	1,444
Cash dividend ($0.615 per share)	—	—	(13,325)	—	—	—	(13,325)
Tax benefit from stock related compensation	—	1,890	—	—	—	—	1,890

Balance at March 31, 2006	$2,536	$70,517	$340,364	$(82,144)	$(7,690)	$(2,558)	$321,025

Comprehensive income:
Net income	—	—	38,972	—	—	—	38,972
Change in net unrealized gains (losses) on available-for-sale securities net of tax	—	—	—	—	—	2,016	2,016

Comprehensive income							40,988
Purchase of treasury stock	—	—	—	(15,689)	—	—	(15,689)
Exercise of stock options	—	—	(5,370)	8,290	—	—	2,920
Issuance of management and benefit plans	—	—	(20)	2,572	(2,159)	—	393
Cash dividend ($0.67 per share)	—	—	(14,376)	—	—	—	(14,376)
Reclassification due to adoption of FAS 123R	—	—	—	(4,780)	4,780	—	—
Tax benefit from stock related compensation	—	1,605	—	—	—	—	1,605

Balance at March 31, 2007	$2,536	$72,122	$359,570	$(91,751)	$(5,069)	$(542)	$336,866

See accompanying Notes to Consolidated Financial Statements

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)

Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$3,005	$(2,848)	$(3,973)
Related tax benefit (expense)	(1,162)	1,165	1,508

Net after tax unrealized gains (losses) on available for sale securities	1,842	(1,683)	(2,465)
Less: Reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses) on sales of available for sale securities	(283)	282	1,472
Related tax (expense) benefit	109	(115)	(559)

Net after tax reclassification adjustment	(174)	167	913

Total other comprehensive income (loss)	$2,016	$(1,850)	$(3,378)

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Operating Activities
Net income	$38,972	$44,683	$48,335
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	11,255	3,900	1,579
Provision for depreciation and amortization	4,163	4,206	4,209
Cash paid due to origination of loans held for sale	(404,068)	(703,045)	(713,490)
Cash received due to sale of loans held for sale	408,562	704,705	729,731
Net gain on sales of loans	(3,459)	(2,808)	(1,643)
(Gain) loss on sales of investment securities	283	(282)	(1,472)
Deferred income taxes	(3,042)	4,523	(3,087)
Increase in accrued interest receivable	(2,844)	(4,024)	(2,843)
Increase (decrease) prepaid expense and other assets	462	13,394	(11,378)
Increase in accrued interest payable	2,978	5,763	2,198
Increase (decrease) in accounts payable	821	(18,031)	2,031
Other	(12,522)	(8,807)	9,691

Net cash provided by operating activities	41,561	44,177	63,861
Investing Activities
Proceeds from sales of investment securities available for sale	65	—	2,352
Proceeds from maturities of investment securities available for sale	165,257	149,580	189,960
Purchase of investment securities available for sale	(188,007)	(146,723)	(214,400)
Proceeds from sale of mortgage-related securities held to maturity	—	—	1,068
Proceeds from sale of mortgage-related securities available for sale	—	20,133	17,970
Purchase of mortgage-related securities available for sale	(47,779)	(35,247)	(61,460)
Principal collected on mortgage-related securities	50,553	63,109	60,097
FHLB Stock Redemption	5,134	—	45,000
FHLB Stock Dividend	—	(425)	(2,603)
FHLB Stock Purchase	(1,147)	—	—
Net increase in loans held for investment	(263,243)	(296,594)	(353,820)
Purchases of office properties and equipment	(6,036)	(3,292)	(3,273)
Sales of office properties and equipment	161	95	253
Sales of real estate	1,000	1,175	6,007
Investment in real estate held for development and sale	(7,294)	(6,804)	22,473

Net cash used by investing activities	(291,336)	(254,993)	(290,376)
Financing Activities
Net increase in deposit accounts	205,463	161,407	263,498
Increase (decrease) in advance payments by borrowers for taxes and insurance	337	(249)	349
Increase in short-term borrowings	286,200	140,400	44,200
Proceeds from long-term borrowings	12,483	142,674	149,899
Repayment of long-term borrowings	(260,067)	(214,822)	(232,049)
Treasury stock purchased	(15,689)	(23,283)	(24,957)
Exercise of stock options	2,920	788	1,739
Cash received from employee stock purchase plan	393	1,444	1,468
Tax benefit from stock related compensation	1,605	1,890	701
Payments of cash dividends to stockholders	(14,376)	(13,325)	(10,890)

Net cash provided by financing activities	219,269	196,924	193,958

Net decrease in cash and cash equivalents	(30,506)	(13,892)	(32,557)
Cash and cash equivalents at beginning of year	152,544	166,436	198,993

Cash and cash equivalents at end of year	$122,038	$152,544	$166,436

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$149,668	$100,083	$77,078
Income taxes	32,470	23,006	28,919
Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	—	94,129	6,024
Securitization of mortgage loans held for sale to mortgage-backed securities	—	94,165	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Basis of Financial Statement Presentation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation and ADPC Corporation. IDI’s wholly owned subsidiaries are Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”). Significant intercompany accounts and transactions have been eliminated. Investments in joint ventures and other 50% or less owned partnerships over which it has been determined that the Corporation exerts significant influence are also consolidated under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 was adopted by the Corporation for the quarter ended December 31, 2003. For a discussion of the effects of the adoption of FIN 46 on the financial statements of the Corporation, see the discussion later in this section entitled, “Variable Interest Entities”.

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

Cash and Cash Equivalents.  The Corporation considers interest-bearing deposits that have an original maturity of three months or less to be cash equivalents.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired for more than 12 months, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income with the security assigned a new cost basis.

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

Loans Held for Investment.  Loans are stated at the amount of the unpaid principal, reduced by an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are applied to interest on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgements of collectibility based on information available to them at the time of their examination.

Specific allowance allocations are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment are defined as non-accrual and restructured loans exclusive of smaller

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

Real Estate Held for Development and Sale.  Real estate held for development and sale includes investments in land and partnerships that purchased land or other property. These investments are carried at the lower of cost plus capitalized development costs and interest, less accumulated depreciation, or estimated fair value. Income on the sale of land and lots between the entities is deferred until development and construction are complete and a third party purchases the property. Deferred income is then recognized as a component of non-interest income under net income (loss) from operations of real estate investments.

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

Real estate held for development and sale of $60.3 million consists of assets of the subsidiaries which invest in VIE’s of $47.0 million (which includes construction in progress, land and improvements) as well as assets of wholly owned subsidiaries of $13.3 million. Cash and other assets of the variable interest entities of $4.3 million and $9.6 million, respectively, are reported as cash and accrued interest on investments and loans and other assets on the consolidated balance sheet. Liabilities total $57.8 million consisting of borrowings of the VIE’s of $26.6 million, reported in Federal Home Loan Bank and other borrowings, other liabilities of the same entities of $31.2 million, reported in other liabilities and minority interest of $7.5 million, which represents the ownership interests of the other partners.

The assets and liabilities in real estate held for development and sale is summarized in the following table:

	March 31,
	2007	2006
	(In thousands)

Assets of wholly owned real estate investment subsidiaries	$13,279	$11,755
Assets of real estate held for development and sale of subsidiaries	47,024	42,575

Real estate held for development and sale	60,303	54,330
Cash and other assets of real estate investment subsidiaries	13,866	21,696

Total assets of real estate held for development and sale	74,169	76,026
Borrowings of subsidiaries investing in VIE’s	26,557	27,173
Other liabilities of subsidiaries	31,188	30,781

Total liabilities of real estate held for development and sale	57,745	57,954
Minority interest in real estate partnerships	7,486	6,997

Net assets of real estate held for development and sale	$8,938	$11,075

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the real estate investment segment are summarized in the following table:

	Year ended March 31,
	2007	2006	2005
	(In thousands)

Real estate investment partnership revenue	$18,977	$33,974	$106,095
Real estate investment partnership cost of sales	(17,607)	(28,509)	(74,875)
Other expenses from real estate partnership operations	(8,950)	(9,579)	(9,782)
Net interest loss after provision for loan losses	(1,544)	(1,258)	(709)
Minority interest in loss (income) of real estate partnership operations	241	(1,723)	(13,546)

Net income (loss) of real estate investment subsidiaries investing in variable interest entities, before tax	(8,883)	(7,095)	7,183

Other revenue from real estate operations	6,560	5,304	5,256

Income (loss) of real estate partnership investment subsidiaries, before tax	$(2,323)	$(1,791)	$12,439

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

Office Properties and Equipment.  Office properties and equipment are recorded at cost and include expenditures for new facilities and items that substantially increase the estimated useful lives (3 years to 39 years) of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

Advertising Costs.  All advertising costs incurred by the Corporation are expensed in the period in which they are incurred.

Depreciation and Amortization.  The cost of office properties and equipment is being depreciated principally by the straight-line method over the estimated useful lives (3 years to 39 years) of the assets. The cost of capitalized leasehold improvements is amortized on the straight-line method over the lesser of the term of the respective lease or estimated economic life.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Compensation Obligation.  Deferred compensation obligation is the cost of the stock associated with selected employee benefit plans. See Note 11 for further discussion of the plans.

Stock-Based Compensation Plan.  Prior to April 1, 2006, the Corporation accounted for stock awards under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended March 31, 2006 and 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective April 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated.

As a result of adopting FAS 123(R) on April 1, 2006, the Corporation’s income before taxes and net income for the year ended March 31, 2007 was no different than if it had continued to account for share-based compensation under APB No. 25 due to the fact that no compensation expense was recognized in the current period. In addition, stock allocated to various deferred compensation plans has been reclassified to treasury stock as the result of the adoption of FAS 123(R).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized expense over the options’ vesting periods.

	Year Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)

Net income, as reported	$44,683	$48,335
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(521)	(422)

Pro forma net income	$44,162	$47,913

Earnings per share:
Basic:
As reported	$2.07	$2.14
Pro forma	2.04	2.12
Diluted:
As reported	$2.03	$2.10
Pro forma	2.00	2.08

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model.

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions. Expected volatility is based on historical volatilities of Company shares, and expected future fluctuations. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to outstanding. These assumptions are summarized in the following table.

	Year Ended March 31,
	2007	2006	2005

Weighted average fair value	N/A	$4.45	$7.43
Expected volatility	N/A	15.00%	30.00%
Risk free interest rate	N/A	3.00%	3.00%
Expected lives	N/A	5 years	5 years
Dividend yield	N/A	2.00%	1.75%

Current Accounting Developments.

Hybrid Financial Instruments.  In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. For the Corporation this Statement is effective for fiscal year 2008. No significant impact is expected on the consolidated financial statements at the time of adoption.

Income Taxes.  In June 2006, the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken in tax returns. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, disclosure, and transition. The provisions of the interpretation are effective for the first fiscal year beginning after December 15, 2006, with earlier adoption permitted. No significant impact is expected on the consolidated financial statements at the time of adoption.

Life Insurance.  In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006. No significant impact is expected on the consolidated financial statements at the time of adoption.

Fair Value Measurements.  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For the Corporation this Statement is effective for calendar year 2007. No significant impact is expected on the consolidated financial statements at the time of adoption.

Fair Value Option.  In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements.  The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Reclassifications.  Certain 2006 and 2005 accounts have been reclassified to conform to the 2007 presentations. The reclassifications had no impact on prior year’s net income or stockholders’ equity.

Note 2 — Restrictions on Cash and Due From Bank Accounts

Under Regulation D, AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2007 and 2006 was approximately $15.2 million and $14.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2007:
Available for Sale:
Government sponsored agencies	$59,676	$29	$(45)	$59,660
Mutual funds	7,061	—	(57)	7,004
Corporate stock and other	6,735	207	(61)	6,881

	$73,472	$236	$(163)	$73,545

At March 31, 2006:
Available for Sale:
Government sponsored agencies	$40,956	$1	$(144)	$40,813
Mutual funds	3,475	—	(56)	3,419
Corporate stock and other	5,359	204	(274)	5,289

	$49,790	$205	$(474)	$49,521

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2007 and 2006.

	At March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Government sponsored Agencies	$32,376	$(23)	$6,462	$(22)	$38,838	$(45)
Mutual funds	2,997	(3)	1,930	(54)	4,927	(57)
Corporate stock and other	1,954	(61)	—	—	1,954	(61)

Total temporarily impaired securities	$37,327	$(87)	$8,392	$(76)	$45,719	$(163)

	At March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Government sponsored Agencies	$21,037	$(124)	$2,980	$(20)	$24,017	$(144)
Mutual funds	—	—	1,928	(56)	1,928	(56)
Corporate stock and other	—	—	75	(274)	75	(274)

Total temporarily impaired securities	$21,037	$(124)	$4,983	$(350)	$26,020	$(474)

The foregoing represent sixteen investment securities at March 31, 2007 compared to fourteen at March 31, 2006 that, due primarily to the current interest rate environment, have declined in value but do not presently represent realized losses. There was one investment security in the corporate stock category at March 31, 2006 which had a change in business orientation with a corresponding decline in performance. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2007 and 2006, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Proceeds from sales of investment securities available for sale during the year ended March 31, 2007 and 2005 were $65,000 and $2,352,000, respectively. There were no sales of investment securities available for sale during the year ended March 31, 2006. Gross gains of $1,038,000 were realized on sales in 2005. There were no gross gains realized on sales of investment securities for the years ended March 31, 2007 and 2006. Gross losses of $283,000 were realized on sales in 2007. There were no gross losses realized on sales of investment securities for the years ended March 31, 2006 and 2005.

At March 31, 2007, investment securities with a fair value of approximately $19.2 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities by contractual maturity at March 31, 2007 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. There were no callable securities at March 31, 2007.

		After 1 Year	After 5 Years
	Within 1 Year	through 5 Years	through 10 Years	Over Ten Years	Total
	(Dollars in thousands)

Available for Sale, at fair value:
Government sponsored Agencies	$51,160	$8,500	$—	$—	$59,660
Mutual fund	7,004	—	—	—	7,004
Corporate stock and other	5,472	50	—	1,359	6,881

Total Investment Securities	$63,636	$8,550	$—	$1,359	$73,545

Note 4 — Mortgage-Related Securities

Mortgage-backed securities are backed by government sponsored agencies, which include the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Government National Mortgage Association (“GNMA”) securities are backed by the full faith and credit of the United States Government. CMOs and REMICs are trusts which own securities backed by the government sponsored agencies noted above and GNMA. Mortgage-backed securities, CMOs and REMICs have estimated average lives of five years or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

At March 31, 2007:
Available for Sale:
CMO’s and REMICS	$72,103	$86	$(1,228)	$70,961
Mortgage-backed securities	127,468	933	(516)	127,885
GNMA Securities	49,441	79	(395)	49,125

	$249,012	$1,098	$(2,139)	$247,971

Held to Maturity:
Mortgage-backed securities	68	—	—	68

	$68	$—	$—	$68

At March 31, 2006:
Available for Sale:
CMO’s and REMICS	$81,693	$1	$(2,318)	$79,376
Mortgage-backed securities	107,429	507	(1,239)	106,697
GNMA Securities	62,634	2	(1,271)	61,365

	$251,756	$510	$(4,828)	$247,438

Held to Maturity:
Mortgage-backed securities	$77	$—	$—	$77

	$77	$—	$—	$77

The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007 and 2006.

	At March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

CMO’s and REMICS	$1,547	$(2)	$60,498	$(1,226)	$62,045	$(1,228)
Mortgage-backed securities	34	—	54,798	(516)	54,832	(516)
GNMA Securities	—	—	41,364	(395)	41,364	(395)

	$1,581	$(2)	$156,660	$(2,137)	$158,241	$(2,139)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

CMO’s and REMICS	$24,320	$(543)	$48,820	$(1,775)	$73,140	$(2,318)
Mortgage-backed securities	74,018	(1,131)	1,949	(108)	75,967	(1,239)
GNMA Securities	12,162	(137)	46,412	(1,134)	58,574	(1,271)

	$110,500	$(1,811)	$97,181	$(3,017)	$207,681	$(4,828)

The foregoing represent eighty one securities at March 31, 2007 compared to eighty seven at March 31, 2006 that, due to the current interest rate environment, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2007 and 2006, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2006 and 2005 were $20,133,000, and $17,970,000, respectively. There were also proceeds from the sale of mortgage-related securities held-to maturity of $1,068,000 for the year ended March 31, 2005. These held-to-maturity securities were sold under safe harbor provisions of FAS 115 in that they had reached pay down levels of 85% or less and were thus deemed eligible for sale. There were no sales of mortgage-related securities available for sale during the year ended March 31, 2007. There were no sales of mortgage-related securities held-to-maturity for the years ended March 31, 2007 and 2006. Gross gains of $401,000 and $414,000 were realized on sales in 2006 and 2005, respectively. Gross gains of $21,000 were realized on sales of mortgage-related securities held-to-maturity for the year ended March 31, 2005. There were no gross gains realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2007 and 2006. Gross losses of $119,000 and $1,000 were realized on sales in 2006 and 2005, respectively. There were no gross losses realized on sales of mortgage-related securities available for sale for the year ended March 31, 2007. There were no gross losses realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2007, 2006 and 2005.

At March 31, 2007, mortgage-related securities available for sale with a book value of approximately $154.9 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law. See Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of mortgage-related securities at March 31, 2007, by contractual maturity, is shown below.

		After 1 Year	After 5 Years
	Within 1 Year	through 5 Years	through 10 Years	Over Ten Years	Total
	(Dollars in thousands)

Mortgage-related securities available for Sale, at fair value:
CMO’s and Remics	$—	$23	$11,485	$59,452	$70,960
Mortgage-backed securities	70	1,666	30,887	95,261	127,884
GNMA Securities	—	—	1,358	47,769	49,127

Total	$70	$1,689	$43,730	$202,482	$247,971

Held to Maturity:
Mortgage-backed securities	—	—	34	34	68

Total	$—	$—	$34	$34	$68

Note 5 — Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	March 31,
	2007	2006

First mortgage loans:
Single-family residential	$843,677	$785,444
Multi-family residential	654,567	626,029
Commercial real estate	1,020,325	974,123
Construction	460,746	457,493
Land	214,703	159,855

	3,194,018	3,002,944
Second mortgage loans	351,739	342,829
Education loans	223,707	213,628
Commercial business loans and leases	234,792	205,020
Credit card and other consumer loans	60,413	65,858

	4,064,669	3,830,279
Contras to loans:
Undisbursed loan proceeds	(163,505)	(193,755)
Allowance for loan losses	(20,517)	(15,570)
Unearned loan fees	(6,541)	(7,469)
Net (discount) premium on loans purchased	(15)	795
Unearned interest	(42)	(15)

	(190,620)	(216,014)

	$3,874,049	$3,614,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of year	$15,570	$26,444	$28,607
Provision	11,255	3,900	1,579
Charge-offs	(7,217)	(15,075)	(4,470)
Recoveries	909	301	728

Allowance at end of year	$20,517	$15,570	$26,444

At March 31, 2007, the Corporation has identified $922,000 of loans as impaired, net of allowances. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Such loans are not, nor have been, on a past due and non-accrual status. A summary of the details regarding impaired loans follows:

	At March 31,
	2007	2006	2005
	(In thousands)

Impaired loans with valuation reserve required	$1,426	$6,381	$10,827
Less:
Specific valuation allowance	504	3,111	7,126

Total impaired loans	$922	$3,270	$3,701

Average impaired loans	$2,360	$3,829	$11,535
Interest income recognized on impaired loans	$44	$208	$249
Interest income recognized on a cash basis on impaired loans	$44	$208	$249

Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 9.

A substantial portion of the Bank’s loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $14,468,000 and $15,057,000 at March 31, 2007 and 2006, respectively. During the year ended March 31, 2007, total principal additions were $60,000 and total principal payments were $649,000.

Note 6 — Goodwill, Other Intangibles and Mortgage Servicing Rights

The Corporation’s carrying value of goodwill was approximately $20.0 million at March 31, 2007 and at March 31, 2006. The goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes.

The Corporation adopted FAS 156 — “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”) as of April 1, 2006. FAS 156 changes the way the Corporation accounts for servicing assets and obligations associated with financial assets disposed of or acquired. Mortgage servicing rights (MSRs) are recorded when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value. The Corporation has defined two classes of MSRs to be accounted for under FAS 156 — residential (one to four family) and large multi-family/commercial real estate serviced for private investors.

The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtains a servicing asset when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we deliver loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes similar residential loans purchased from other banks at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using current market value assumptions at each reporting period.

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

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 9 to 20 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In addition, the MSR portfolio and assumptions are evaluated quarterly by a third party and the results are reviewed by management.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In thousands)

Mortgage servicing rights as of March 31, 2005	$5,797	$1,153
Additions	1,532	808
Amortization	(1,594)	(637)

Mortgage servicing rights before valuation allowance at end of period	5,735	1,324
Valuation allowance	(456)	—

Net mortgage servicing rights as of March 31, 2006	$5,279	$1,324

Fair Market Value at the end of the period	$12,431	$1,678
Key Assumptions:
Weighted average discount	11.05%	16.99%
Weighted average prepayment speed assumption	11.18%	22.35%
Mortgage servicing rights as of March 31, 2006	$5,735	$1,324
Additions	2,464	456
Amortization	(1,835)	(733)

Mortgage servicing rights before valuation allowance at end of period	6,364	1,047
Valuation allowance	(709)	—

Net mortgage servicing rights as of March 31, 2007	$5,655	$1,047

Fair Market Value at the end of the period	$10,489	$1,673
Key Assumptions:
Weighted average discount	11.23%	18.65%
Weighted average prepayment speed assumption	13.43%	12.90%

The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of March 31, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other
	(In thousands)

Year ended March 31, 2007 (actual)	$1,835	$733

Estimate for the year ended March 31,
2008	$1,835	$733
2009	1,835	314
2010	1,835	—
2011	859	—

	$6,364	$1,047

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $2,937,458,000 and $2,941,170,000 at March 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Office Properties and Equipment

Office properties and equipment are summarized as follows (in thousands):

	March 31,
	2007	2006

Land and land improvements	$6,720	$6,771
Office buildings	38,909	36,363
Furniture and equipment	38,752	36,167
Leasehold improvements	4,188	3,278

	88,569	82,579
Less allowance for depreciation and amortization	56,535	52,712

	$32,034	$29,867

During the years ending March 31, 2007, 2006 and 2005, building depreciation expense was $1,417,000, $1,341,000 and $1,304,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2007, 2006, and 2005 was $2,370,000, $2,577,000 and $2,673,000, respectively.

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2029. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2007:

Amount of Future
Year	Minimum Payments
(Dollars in thousands)

2008	$1,780
2009	1,743
2010	1,655
2011	1,518
2012	1,451
Thereafter	13,155

Total	$21,302

For the years ended March 31, 2007, 2006 and 2005, rental expense was $1,863,000, $1,547,000 and $1,329,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Deposits

Deposits are summarized as follows (in thousands):

	March 31,
		Weighted		Weighted
	2007	Average Rate	2006	Average Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$241,234	0.00%	$242,924	0.00%
Interest-bearing
Fixed rate	132,060	0.20%	128,225	0.20%
Variable rate	32,863	0.57%	40,250	0.57%

	406,157	0.11%	411,399	0.12%
Variable rate insured money market accounts	536,237	4.10%	400,861	3.72%
Passbook accounts	184,626	0.41%	208,474	0.40%
Advance payments by borrowers for taxes and insurance	7,169	0.40%	6,833	0.40%
Certificates of deposit:
0.00% to 2.99%	31,246	2.80%	269,089	2.55%
3.00% to 4.99%	597,416	4.30%	1,584,339	3.94%
5.00% to 6.99%	1,468,491	5.14%	144,547	5.09%

	2,097,153	4.86%	1,997,975	3.84%

	3,231,342	3.88%	3,025,542	3.07%
Accrued interest on deposits	16,904		14,675

	$3,248,246		$3,040,217

A summary of annual maturities of certificates of deposit outstanding at March 31, 2007 follows (in thousands):

Matures During Year Ended March 31,	Amount

2008	$1,926,369
2009	125,906
2010	26,339
2011	7,498
Thereafter	11,041

$2,097,153

At March 31, 2007 and 2006, certificates of deposit with balances greater than or equal to $100,000 amounted to $293.9 million and $284.8 million, respectively.

At March 31, 2007 and 2006, the Bank had $363.7 million and $399.3 million in brokered deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Federal Home Loan Bank and Other Borrowings

Federal Home Loan Bank (“FHLB”) and other borrowings consist of the following (dollars in thousands):

	Matures During	March 31, 2007		March 31, 2006
	Year Ended		Weighted		Weighted
	March 31,	Amount	Average Rate	Amount	Average Rate

FHLB advances:	2007	$—	—	$384,568	3.83
	2008	680,320	4.68	253,020	3.67
	2009	99,500	4.44	102,500	4.44
	2010	11,150	3.72	11,150	3.72
	2011	4,350	5.30	4,350	5.30
	2012	15,000	4.90	15,000	4.90
Other loans payable	various	90,157	6.85	91,273	6.31

		$900,477	4.86%	$861,861	4.14%

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 85% of single-family loans, 70% of multi-family loans and to 50% of eligible home equity and home equity line of credit loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $41,361,000 and $45,348,000 at March 31, 2007 and 2006, respectively. The FHLB borrowings are also collateralized by mortgage-related securities with a book value of $154.2 million and $192.3 million at March 31, 2007 and 2006, respectively.

As of March 31, 2007 and 2006, the Corporation had drawn a total of $63.6 million at a weighted average interest rate of 6.16% and $64.1 million at a weighted average interest rate of 5.78%, respectively, on a short term line of credit at U.S. Bank. The total line of credit available is $100.0 million. The interest is based on a money market rate (estimated to be 6.16% at March 31, 2007), and is payable monthly and each draw has a specified maturity. The final maturity of the line of credit is in October 2007. The remaining balance of $26.6 million of other loans payable represent mortgage loans on real estate held for development at a weighted average interest rate of 8.49%.

Note 10 — Stockholders’ Equity

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007, the most recent notification from the OTS categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum core, tangible and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators at March 31, 2007 and 2006:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2007:
Tier 1 capital (to adjusted tangible assets)	$352,333	7.92%	$133,407	3.00%	$222,344	5.00%
Risk-based capital (to risk-based assets)	372,346	10.84	274,773	8.00	343,466	10.00
Tangible capital (to tangible assets)	352,333	7.92	66,703	1.50	N/A	N/A
As of March 31, 2006:
Tier 1 capital (to adjusted tangible assets)	$333,342	7.96%	$125,590	3.00%	$209,316	5.00%
Risk-based capital (to risk-based assets)	345,801	10.48	263,914	8.00	329,893	10.00
Tangible capital (to tangible assets)	333,342	7.96	62,795	1.50	N/A	N/A

The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006
	(In thousands)

Stockholders’ equity of the Bank	$371,708	$350,696
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	581	2,602

Tier 1 and tangible capital	352,333	333,342
Plus: Allowable general valuation allowances	20,013	12,459

Risk based capital	$372,346	$345,801

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends depends upon dividends from the Bank.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Employee Benefit Plans

The Corporation maintains a defined contribution plan that covers substantially all employees with more than 1,000 hours of service in a plan year and who are at least 21 years of age. Prior to January 1, 2007, participating employees could contribute up to 15% of their base compensation. Effective January 1, 2007, participating employees may contribute up to 50% of their base compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was $887,000, $845,000, and $764,000, for the years ended March 31, 2007, 2006, and 2005, respectively.

The Corporation sponsors an Employee Stock Ownership Plan (“ESOP”) which covers all employees with more than one year of employment, who are at least 21 years of age and who work more than 1,000 hours in a plan year. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP plan expense for fiscal years 2006 and 2005 was $589,000 and $835,000, respectively. There was no ESOP plan expense for fiscal year 2007.

The activity in the ESOP shares of both plans is as follows:

	Year Ended March 31,
	2007	2006	2005

Balance at beginning of year	1,396,609	1,426,551	1,389,424
Additional shares purchased	—	20,000	47,323
Shares distributed for terminations	(5,108)	(6,188)	(10,196)
Sale of shares for cash distributions	(35,993)	(43,754)	—

Balance at end of year	1,355,508	1,396,609	1,426,551
Allocated shares included above	1,355,508	1,396,609	1,426,551

Unallocated shares	—	—	—

In the event a terminated Plan participant desires to sell their shares of the Corporation’s stock, or for certain employees who elect to diversify their account balances, the Corporation may be required to purchase the shares from the participant at their fair market value. At March 31, 2007 and 2006, the Plan held 1,355,508 shares and 1,396,609 shares, respectively, all of which have been allocated to Plan participants. The fair market value of those shares totaled $38.4 million and $42.3 million as of March 31, 2007 and 2006, respectively. During the years ended March 31, 2007 and 2006, the fair market value of the stock purchased by the Company from Plan participants totaled $1.0 million and $1.2 million, respectively. The Corporation expects the amount it may be required to pay during 2008 for shares from Plan participants will approximate the amount paid during 2007.

During 1992, the Corporation formed four Management Recognition Plans (“MRPs”) which acquired a total of 4% of the shares of common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of common stock. In 2001, the Corporation amended and restated the MRPs to extend their term. There were no shares granted during the years ended March 31, 2007, 2006 and 2005. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank’s employees become vested in the awarded shares. The amount amortized to expense was $33,000 and $150,000 for the years ended March 31, 2006 and 2005, respectively. There was no MRP amortized to compensation expense for the year ended March 31, 2007. Shares vested during the years ended March 31, 2006 and 2005 and distributed to the employees totaled 5,500 and 10,500, respectively. There were no shares vested during the year ended March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the MRP shares is as follows:

	Year Ended March 31,
	2007	2006	2005

Balance at beginning of year	396,734	394,115	397,633
Additional shares purchased	9,231	8,119	6,982
Shares vested	—	(5,500)	(10,500)

Balance at end of year	405,965	396,734	394,115
Allocated shares included above	—	—	5,500

Unallocated shares	405,965	396,734	388,615

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

A summary of stock options activity for all periods follows:

	Year Ended March 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,159,022	$17.75	1,429,071	$15.62	1,592,512	$14.84
Granted	—	—	33,000	31.95	43,090	28.50
Exercised	(321,726)	12.37	(302,249)	9.25	(201,799)	12.07
Forfeited	—	—	(800)	6.53	(4,732)	22.12

Outstanding at end of year	837,296	19.82	1,159,022	17.75	1,429,071	15.62

Options exercisable at year-end	837,296		1,159,022		1,286,547

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

The Corporation estimates that accelerating the vesting and exercisability of these options eliminated approximately $0.5 million of non-cash compensation expense that would otherwise have been recorded in the Corporation’s income statements in future periods upon its adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of April 1, 2006.

At March 31, 2007, 908,332 shares were available for future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2007:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$12.41 – $12.99	66,190	0.30	$12.67	66,190	$12.67
$15.06 – $23.77	695,016	4.10	19.38	695,016	19.38
$28.50 – $31.95	76,090	7.94	29.99	76,090	29.99

	837,296	4.15	19.82	837,296	19.82

In 2004, the Corporation approved the 2004 Equity Incentive Plan. The purpose of the plan was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. There were 55,000 and 27,300 shares granted under the plan during the year ended March 31, 2007 and 2006, respectively. The restricted stock grant plan expense was $400,000 and 317,000 for the fiscal years ended March 31, 2007 and 2006, respectively.

The activity in the restricted stock grant shares is as follows:

	Year Ended March 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Balance at beginning of year	20,700	$31.95	—	$—	—	$—
Restricted stock granted	55,000	28.47	27,300	31.95	—	—
Restricted stock vested	(9,100)	31.95	(6,600)	31.95	—	—
Restricted stock forfeited	—	—	—	—	—	—

Balance at end of year	66,600	29.62	20,700	31.95	—	—

The Corporation has two types of deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first type of plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2007, 2006 and 2005 was $102,000, $90,000 and $122,000, respectively. The amount accrued at March 31, 2007, 2006 and 2005 was $90,000, $110,000 and $90,000, respectively. The second type of plan provides for contributions by the Corporation to supplement the participant’s retirement. The expense associated with this plan for fiscal 2007, 2006 and 2005 was $163,000, $781,000 and $717,000, respectively. When the benefits are to be paid to the participants, they are paid in a fixed number of shares of company stock. These two plans are reported in other liabilities with a related contra account reported as a deferred compensation obligation in the equity section of the consolidated balance sheets.

As of March 31, 2007, there was approximately $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2007	2006	2005

Current:
Federal	$21,455	$20,775	$26,818
State	6,173	5,629	5,801

	27,628	26,404	32,619
Deferred:
Federal	(2,428)	3,331	(2,881)
State	(614)	1,192	(206)

	(3,042)	4,523	(3,087)

Total Income Tax Expense	$24,586	$30,927	$29,532

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $6,163,000 available to offset against future income. The carryovers expire in the years 2008 through 2022 if unused.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,
	2007		2006		2005
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income before income taxes	$63,558	100.0%	$75,610	100.0%	$77,867	100.0%

Income tax expense at federal statutory rate of 35%	$22,245	35.0%	$26,463	35.0%	$27,253	35.0%
State income taxes, net of federal income tax benefits	3,429	5.3	4,422	5.8	2,868	3.7
Tax benefit from dividend to ESOP	(1,171)	(1.8)	—	—	—	—
Reduction in state tax exposure reserve	—	—	—	—	(1,000)	(1.3)
Increase in valuation allowance	231	0.4	306	0.4	506	0.6
Other	(148)	(0.2)	(264)	(0.3)	(95)	(0.1)

Income tax provision	$24,586	38.7%	$30,927	40.9%	$29,532	37.9%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,
	2007	2006	2005

Deferred tax assets:
Allowances for loan losses	$8,238	$6,340	$10,689
Other	9,129	9,080	8,389

Total deferred tax assets	17,367	15,420	19,078
Valuation allowance	(1,321)	(1,090)	(784)

Adjusted deferred tax assets	16,046	14,330	18,294
Deferred tax liabilities:
FHLB stock dividends	(3,824)	(4,099)	(3,928)
Mortgage servicing rights	(2,441)	(2,349)	(2,052)
Other	(1,361)	(2,504)	(2,419)

Total deferred tax liabilities	(7,626)	(8,952)	(8,399)

Net deferred tax assets before effect of unrealized gains on available for sale securities	8,420	5,378	9,895

Tax effect of net unrealized gains on available for sale securities	389	1,827	504

Net deferred tax assets	$8,809	$7,205	$10,399

Note 13 — Guarantees

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

The Corporation’s real estate investment segment, IDI, is required to guaranty the partnership loans of its subsidiaries, for the development of homes for sale. As of March 31, 2007 the Corporation’s real estate investment subsidiary, IDI, had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. As of that same date, $25.9 million is outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
		Amount	Outstanding	Outstanding
Subsidiary of IDI	Partnership Entity	Guaranteed	at 3/31/07	at 3/31/06
(Dollars in thousands)

Oakmont	Chandler Creek	$14,150	$12,350	$14,150
Davsha III	Indian Palms 147, LLC	4,655	851	1,322
Davsha V	Villa Santa Rosa, LLC	11,000	1,601	4,765
Davsha VII	La Vista Grande 121, LLC	14,619	11,067	6,146

Total		$44,424	$25,869	$26,383

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in policy-making processes. The Corporation has a 50% controlling interest in the respective limited partnerships and therefore has significant influence over the right to approve the sale or refinancing of assets of the respective partnerships in accordance with those partnership agreements.

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At March 31, 2007, the Corporation’s maximum exposure to loss as a result of involvement with these limited partnerships was $8.9 million as detailed in Note 1.

The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.

Note 14 — Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,
	2007	2006

Commitments to extend credit:
Fixed rate	$58,844	$41,575
Adjustable rate	32,237	53,634
Unused lines of credit:
Home equity	91,630	94,844
Credit cards	40,799	43,255
Commercial	125,560	138,751
Letters of credit	59,910	68,282
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	20,902	17,977
Real estate investment segment borrowing guarantees unfunded	18,555	18,041
Other financial guarantees	900	—

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $4,474,000 and $5,509,000 at March 31, 2007 and 2006, respectively. This exposure, however, is mitigated by the existence of firm

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2007 and 2006 amounted to $27,025,000 and $28,944,000, respectively.

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

Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure to approximately $1,523,000,000 of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the Corporation is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Corporation received a fee for this credit enhancement. The Corporation does not anticipate that any credit losses will be incurred in excess of anticipated credit enhancement obligation.

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

Note 15 — Derivative Financial Instruments

The Corporation has recorded derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 14). The fair values of these derivatives were immaterial at March 31, 2007 and 2006.

Note 16 — Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mortgage Servicing Rights:  The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors.

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

Off-balance-sheet instruments:  Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash equivalents	$122,038	$122,038	$152,544	$152,544
Investment securities	73,545	73,545	49,521	49,521
Mortgage-related securities	248,039	248,039	247,515	247,515
Loans held for sale	4,474	4,474	5,509	5,509
Loans receivable	3,874,049	3,888,785	3,614,265	3,613,968
Federal Home Loan Bank stock	41,361	41,361	45,348	45,348
Mortgage servicing rights	6,702	12,162	6,603	14,109
Accrued interest receivable	26,123	26,123	23,279	23,279
Financial liabilities:
Deposits	3,231,342	3,163,625	3,025,542	2,951,988
Federal Home Loan Bank and other borrowings	900,477	895,528	861,861	849,576
Accrued interest payable — borrowings	3,267	3,267	3,022	3,022
Accrued interest payable — deposits	16,904	16,904	14,675	14,675

Note 17 — Condensed Parent Only Financial Information

The following represents the unconsolidated financial information of the Corporation:

Condensed Balance Sheets

	March 31,
	2007	2006
	(In thousands)

ASSETS
Cash and cash equivalents	$1,258	$6,035
Investment in subsidiaries	380,647	361,771
Securities available for sale	2,382	396
Loans receivable from non-bank subsidiaries	27,490	25,784
Other	33	(301)

Total assets	$411,810	$393,685

LIABILITIES
Loans payable	$63,600	$64,100
Other liabilities	11,344	8,560

Total liabilities	74,944	72,660
Stockholders’ Equity
Total stockholders’ equity	336,866	321,025

Total liabilities and stockholders’ equity	$411,810	$393,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Interest income	$2,049	$1,673	$1,229
Interest expense	3,954	3,116	1,356

Net interest income	(1,905)	(1,443)	(127)
Equity in net income from subsidiaries	40,382	45,822	48,073
Non-interest income	271	99	1,038

	38,748	44,478	48,984
Non-interest expense	504	505	473

Income before income taxes	38,244	43,973	48,511
Income taxes	(728)	(710)	176

Net income	$38,972	$44,683	$48,335

Condensed Statements of Cash Flows

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Operating Activities
Net income	$38,972	$44,683	$48,335
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net income of subsidiaries	(40,382)	(45,822)	(48,073)
Other	2,607	(3,746)	7,458

Net cash provided (used) by operating activities	1,197	(4,885)	7,720
Investing Activities
Proceeds from maturities of investment securities	—	100	—
Proceeds from sales of investment securities available for sale	—	—	6,542
Purchase of investment securities available for sale	(2,016)	—	—
Net (increase) decrease in loans receivable from non-bank subsidiaries	(1,706)	6,099	2,595
Dividends from Bank subsidiary	25,000	24,300	17,000

Net cash provided by investing activities	21,278	30,499	26,137
Financing Activities
Increase (decrease) in loans payable	(500)	10,300	3,200
Purchase of treasury stock	(15,689)	(23,283)	(24,957)
Exercise of stock options	2,920	788	1,739
Purchase of stock by retirement plans	393	1,444	1,421
Cash dividend paid	(14,376)	(13,325)	(10,890)

Net cash used by financing activities	(27,252)	(24,076)	(29,487)
Increase (decrease) in cash and cash equivalents	(4,777)	1,538	4,370
Cash and cash equivalents at beginning of year	6,035	4,497	127

Cash and cash equivalents at end of year	$1,258	$6,035	$4,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Segment Information

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2007, 2006 and 2005, respectively.

	Year Ended March 31, 2007
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$362	$282,308	$(1,978)	$280,692
Interest expense	1,906	152,718	(1,978)	152,646

Net interest income (loss)	(1,544)	129,590	—	128,046
Provision for loan losses	—	11,255	—	11,255

Net interest income (loss) after provision for loan losses	(1,544)	118,335	—	116,791
Real estate investment partnership revenue	18,977	—	—	18,977
Other revenue from real estate operations	6,560	—	—	6,560
Other income	—	28,581	(119)	28,462
Real estate investment partnership cost of sales	(17,607)	—	—	(17,607)
Other expense from real estate partnership operations	(8,950)	—	119	(8,831)
Minority interest in loss of real estate partnerships	241	—	—	241
Other expense	—	(81,035)	—	(81,035)

Income (loss) before income taxes	(2,323)	65,881	—	63,558
Income tax expense (benefit)	(606)	25,192	—	24,586

Net income (loss)	$(1,717)	$40,689	$—	$38,972

Total Assets	$74,169	$4,465,516	$—	$4,539,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$341	$239,846	$(1,637)	$238,550
Interest expense	1,599	105,884	(1,637)	105,846

Net interest income (loss)	(1,258)	133,962	—	132,704
Provision for loan losses	—	3,900	—	3,900

Net interest income (loss) after provision for loan losses	(1,258)	130,062	—	128,804
Real estate investment partnership revenue	33,974	—	—	33,974
Other revenue from real estate operations	5,304	—	—	5,304
Other income	—	27,817	(119)	27,698
Real estate investment partnership cost of sales	(28,509)	—	—	(28,509)
Other expense from real estate partnership operations	(9,579)	—	119	(9,460)
Minority interest in income of real estate partnerships	(1,723)	—	—	(1,723)
Other expense	—	(80,478)	—	(80,478)

Income (loss) before income taxes	(1,791)	77,401	—	75,610
Income tax expense (benefit)	(182)	31,109	—	30,927

Net income (loss)	$(1,609)	$46,292	$—	$44,683

Total Assets	$76,026	$4,199,114	$—	$4,275,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2005
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$435	$200,723	$(1,179)	$199,979
Interest expense	1,144	79,311	(1,179)	79,276

Net interest income (loss)	(709)	121,412	—	120,703
Provision for loan losses	—	1,579	—	1,579

Net interest income (loss) after provision for loan losses	(709)	119,833	—	119,124
Real estate investment partnership revenue	106,095	—	—	106,095
Other revenue from real estate operations	5,256	—	—	5,256
Other income	—	23,632	(119)	23,513
Real estate investment partnership cost of sales	(74,875)	—	—	(74,875)
Other expense from real estate partnership operations	(9,782)	—	119	(9,663)
Minority interest in income of real estate partnerships	(13,546)	—	—	(13,546)
Other expense	—	(78,037)	—	(78,037)

Income before income taxes	12,439	65,428	—	77,867
Income tax expense	4,759	24,773	—	29,532

Net income	$7,680	$40,655	$—	$48,335

Total Assets	$80,610	$3,969,846	$—	$4,050,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Earnings per Share

The computation of earnings per share for fiscal years 2007, 2006 and 2005 is as follows:

	Twelve Months Ended March 31,
	2007	2006	2005

Numerator:
Net income	$38,972,272	$44,682,962	$48,335,358

Numerator for basic and diluted earnings per share — income available to common stockholders	$38,972,272	$44,682,962	$48,335,358
Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	21,405,888	21,630,779	22,537,744
Effect of dilutive securities:
Employee stock options	282,564	394,237	468,845
Management Recognition Plans	—	1,273	5,087

Denominator for diluted earnings per share — adjusted weighted-average common shares and assumed conversions	21,688,452	22,026,289	23,011,676

Basic earnings per share	$1.82	$2.07	$2.14

Diluted earnings per share	$1.80	$2.03	$2.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Selected Quarterly Financial Information (Unaudited)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2007	2006	2006	2006	2006	2005	2005	2005
	(In thousands, except per share data)

Interest income:
Loans	$66,876	$67,265	$65,740	$61,774	$58,811	$56,443	$53,525	$51,225
Securities and other	4,493	5,312	4,740	4,492	4,113	4,954	5,137	4,342

Total interest income	71,369	72,577	70,480	66,266	62,924	61,397	58,662	55,567
Interest expense:
Deposits	31,684	30,746	28,618	25,356	21,704	20,257	18,116	16,473
Borrowings and other	9,851	9,302	9,024	8,065	7,926	7,303	7,118	6,949

Total interest expense	41,535	40,048	37,642	33,421	29,630	27,560	25,234	23,422

Net interest income	29,834	32,529	32,838	32,845	33,294	33,837	33,428	32,145
Provision for loan losses	4,050	3,375	2,625	1,205	1,450	700	1,485	265

Net interest income after provision for loan losses	25,784	29,154	30,213	31,640	31,844	33,137	31,943	31,880
Real estate investment partnership revenue	2,851	8,009	3,631	4,486	4,524	6,378	11,559	11,513
Service charges on deposits	2,594	2,684	2,517	2,428	2,206	2,355	2,357	2,372
Net gain on sale of loans	465	776	1,349	869	1,348	144	1,193	123
Net gain (loss) on sale of investments and mortgage-related securities	—	—	—	(283)	(112)	120	267	7
Other revenue from real estate operations	1,975	863	1,575	2,147	1,921	1,470	698	1,215
Other non-interest income	3,636	3,784	3,983	3,660	4,048	3,953	3,768	3,549

Total non-interest income	11,521	16,116	13,055	13,307	13,935	14,420	19,842	18,779
Compensation	9,892	11,340	11,579	10,726	10,761	11,862	11,298	10,872
Real estate partnership cost of sales	3,153	7,115	3,486	3,853	3,791	5,527	10,780	8,411
Other expenses from real estate partnership operations	2,196	1,878	2,179	2,578	2,739	2,467	2,205	2,049
Other non-interest expense	9,322	9,225	9,669	9,282	9,034	8,909	9,033	8,709

Total non-interest expense	24,563	29,558	26,913	26,439	26,325	28,765	33,316	30,041

Minority interest in income (loss) of real estate partnership operations	(573)	(31)	(75)	438	29	304	102	1,288

Income before income taxes	13,315	15,743	16,430	18,070	19,425	18,488	18,367	19,330
Income taxes	5,086	5,308	6,769	7,423	7,973	7,595	7,589	7,770

Net income	$8,229	$10,435	$9,661	$10,647	$11,452	$10,893	$10,778	$11,560

Earnings Per Share:
Basic	$0.39	$0.49	$0.45	$0.50	$0.54	$0.51	$0.49	$0.53
Diluted	0.38	0.48	0.44	0.49	0.53	0.50	0.48	0.52

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Audit Committee of the Board of Directors
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited the accompanying consolidated balance sheet of Anchor BanCorp Wisconsin Inc. (the Corporation) as of March 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the two most recent years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2007 and 2006, and the results of their operations and their cash flows for the two most recent years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Corporation adopted Financial Accounting Standards Board Statement No. 123R, and, as described in Note 6 to the consolidated financial statements, the Corporation adopted Financial Accounting Standards Board Statement No. 156, effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anchor BanCorp Wisconsin Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 1, 2007

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Audit Committee of the Board of Directors
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Anchor BanCorp Wisconsin Inc. (the Corporation) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Corporation and our report dated June 1, 2007 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Anchor BanCorp Wisconsin Inc.

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of Anchor BanCorp Wisconsin Inc. (the “Company”) for the year ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of Mach 31, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

/s/ Douglas J. Timmerman Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer	/s/ Michael W. Helser Michael W. Helser Executive Vice President, Treasurer and Chief Financial Officer

June 1, 2007	June 1, 2007

Change in Internal Control Over Financial Reporting.  There were no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007.

Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	837,296	(1)	$19.82	1,383,889	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	—		—	—

Total	837,296		$19.82	1,383,889

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2007, an aggregate of 69,592 shares of Common Stock was available for issuance under this plan.

(3)	Includes 405,965 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 24, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey & Pullen, LLP, dated June 1, 2007 and Ernst & Young LLP dated July 29, 2005, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2007 and 2006.

Consolidated Statements of Income for each year in the three-year period ended March 31, 2007.

Consolidated Statements of Changes in Stockholders’ Equity for each year in the three-year period ended March 31, 2007.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(a) (2) Financial Statement Schedules

All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended to date including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-K for the year ended March 31, 2001).
3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536 (“Form S-1”)).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1).
4.2	Stockholder Rights Agreement, dated July 22, 1997 between the corporation and Firstar Trust Company (succeeded by American Stock Transfer Company), as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 28, 1997).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1).
10.2	Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1).

Exhibit No. 10.	Material Contracts:

10.3	Anchor BanCorp Wisconsin Inc. 1992 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1).
10.4	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.5	Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1).
10.6	Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.7	Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.8	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.9	1995 Stock Incentive Plan (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.10	Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.11	Employment Agreement among the Corporation, the Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.12	Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.13	Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.14	Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.15	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1).
10.16	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1).
10.17	AnchorBank, fsb Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).
10.18	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.19	2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.20	2004 Equity Incentive Plan (incorporated herein by reference to the Registrant’s proxy statement filed June 11, 2004.)
10.21	Amendment number one to AnchorBank fsb. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).
10.22	Employment Agreement among the Corporation, the Bank and Mark D. Timmerman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2005).

The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.22 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 19 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and ‘‘Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey & Pullen, LLP:

The consent of McGladrey & Pullen, LLP is included herein as an exhibit to this Report.

Exhibit No. 23.2	Consent of Ernst & Young LLP:

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

Date: June 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Douglas J. Timmerman Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer (principal executive officer) Date: June 1, 2007	By:	/s/ Michael W. Helser Michael W. Helser Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: June 1, 2007

By:	/s/ Donald D. Kropidlowski Donald D. Kropidlowski Director Date: June 1, 2007	By:	/s/ Greg M. Larson Greg M. Larson Director Date: June 1, 2007

By:	/s/ Richard A. Bergstrom Richard A. Bergstrom Director Date: June 1, 2007	By:	/s/ Pat Richter Pat Richter Director Date: June 1, 2007

By:	/s/ James D. Smessaert James D. Smessaert Director Date: June 1, 2007	By:	/s/ Holly Cremer Berkenstadt Holly Cremer Berkenstadt Director Date: June 1, 2007

By:	/s/ Donald D. Parker Donald D. Parker Director Date: June 1, 2007	By:	/s/ David L. Omachinski David L. Omachinski Director Date: June 1, 2007

By:	/s/ Mark D. Timmerman Mark D. Timmerman Director Date: June 1, 2007