Form 10-Q
period 2007-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2007-08-03
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2007: 21,352,944

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash	$76,223	$77,951
Interest-bearing deposits	27,554	44,087

Cash and cash equivalents	103,777	122,038
Investment securities available for sale	74,814	73,545
Mortgage-related securities available for sale	240,630	247,971
Mortgage-related securities held to maturity (fair value of $66 and $68, respectively)	66	68
Loans, less allowance for loan losses of $22,220 at June 30, 2007 and $20,517 at March 31, 2007:
Held for sale	9,062	4,474
Held for investment	3,890,053	3,874,049
Foreclosed properties and repossessed assets, net	4,358	7,411
Real estate held for development and sale	58,862	60,303
Office properties and equipment	32,357	32,034
Federal Home Loan Bank stock—at cost	41,361	41,361
Accrued interest on investments, loans and other assets	57,462	56,475
Goodwill	19,956	19,956

Total assets	$4,532,758	$4,539,685

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$262,878	$241,234
Interest bearing	2,986,086	3,007,012

Total deposits	3,248,964	3,248,246
Short-term borrowings	545,065	472,400
Long-term borrowings	345,951	428,077
Other liabilities	54,204	46,610

Total liabilities	4,194,184	4,195,333

Minority interest in real estate partnerships	6,981	7,486

Commitments and contingent liabilities (Note 8)
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,344,693 and 21,669,094 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,125	72,122
Retained earnings	365,175	359,570
Accumulated other comprehensive loss	(2,434)	(542)
Treasury stock (4,018,646 and 3,694,245 shares, respectively), at cost	(100,644)	(91,751)
Deferred compensation obligation	(5,165)	(5,069)

Total stockholders’ equity	331,593	336,866

Total liabilities and stockholders’ equity	$4,532,758	$4,539,685

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$68,031	$61,774
Mortgage-related securities	3,006	2,904
Investment securities	1,215	957
Interest-bearing deposits	395	631

Total interest income	72,647	66,266

Interest expense:
Deposits	31,446	25,356
Short-term borrowings	6,658	2,262
Long-term borrowings	3,526	5,803

Total interest expense	41,630	33,421

Net interest income	31,017	32,845
Provision for loan losses	2,271	1,205

Net interest income after provision for loan losses	28,746	31,640

Non-interest income:
Real estate investment partnership revenue	4,726	4,486
Loan servicing income	1,480	997
Credit enhancement income	421	417
Service charges on deposits	3,091	2,428
Investment and insurance commissions	982	826
Net gain on sale of loans	1,587	869
Net gain (loss) on sale of investments and mortgage-related securities	12	(283)
Other revenue from real estate operations	1,223	2,147
Other	1,118	1,420

Total non-interest income	14,640	13,307

Non-interest expense:
Compensation	11,270	10,726
Real estate investment partnership cost of sales	4,340	3,853
Occupancy	1,937	1,999
Furniture and equipment	1,481	1,453
Data processing	1,487	1,421
Marketing	1,084	1,152
Other expenses from real estate partnership operations	2,085	2,578
Other	3,203	3,257

Total non-interest expense	26,887	26,439

Minority interest in income (loss) of real estate partnership operations	(75)	438

Income before income taxes	16,574	18,070
Income taxes	6,688	7,423

Net income	$9,886	$10,647

Earnings per share:
Basic	$0.47	$0.50
Diluted	0.46	0.49
Dividends declared per share	0.17	0.16
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In Thousands)
Operating Activities
Net income	$9,886	$10,647
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,271	1,205
Provision for depreciation and amortization	1,016	1,100
Cash paid due to origination of loans held for sale	(127,562)	(91,601)
Cash received due to sale of loans held for sale	124,561	93,861
Net gain on sales of loans	(1,587)	(869)
Gain (loss) on sale of investments	(12)	283
Increase in accrued interest receivable	(583)	(959)
(Increase) decrease in other assets	(404)	2,538
Decrease in accrued interest payable	(197)	(788)
Increase in other liabilities	7,388	9,626
Other	3,021	93

Net cash provided by operating activities	17,798	25,136

Investing Activities
Proceeds from sales of investment securities available for sale	—	65
Proceeds from maturities of investment securities	25,112	22,915
Purchase of investment securities available for sale	(26,648)	(41,354)
Purchase of mortgage-related securities available for sale	(10,684)	(19,913)
Principal collected on mortgage-related securities	15,224	12,975
Decrease in FHLB stock	—	3,750
Net increase in loans held for investment	(17,591)	(96,349)
Net of office properties and equipment	(1,222)	(795)
Investment in real estate held for development and sale	1,357	(2,578)

Net cash used in investing activities	(14,452)	(121,284)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In Thousands)
Financing Activities
(Decrease) increase in deposit accounts	$(4,593)	$132,335
Increase in advance payments by borrowers for taxes and insurance	5,714	5,094
Increase (decrease) in short-term borrowings	72,665	(6,900)
Proceeds from long-term borrowings	8,183	4,079
Repayment of long-term borrowings	(90,309)	(67,942)
Treasury stock purchased	(10,375)	(1,427)
Exercise of stock options	533	686
Cash received from employee stock purchase plan	178	(277)
Tax benefit from stock related compensation	3	745
Payments of cash dividends to stockholders	(3,606)	(3,433)

Net cash provided by (used in) financing activities	(21,607)	62,960

Net decrease in cash and cash equivalents	(18,261)	(33,188)
Cash and cash equivalents at beginning of period	122,038	152,544

Cash and cash equivalents at end of period	$103,777	$119,356

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$41,433	$32,633
Income taxes	1,993	5,990
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation (“ADPC”) and Anchor Investment Corporation (“AIC”). Significant inter-company balances and transactions have been eliminated. Investments in 50% owned partnerships are treated as variable interest entities and are consolidated into the Corporation’s balance sheet and income statement.
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2007.
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
At June 30, 2007, an aggregate of 908,332 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Three Months Ended June 30, 2007
		Weighted
		Average
	Options	Price

Outstanding at beginning of period	837,296	$19.82
Granted	—	—
Exercised	(50,432)	13.82
Forfeited	—	—

Outstanding at end of period	786,864	$20.20

Options exercisable at June 30, 2007	786,864	$20.20

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at June 30, 2007:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$12.99 - $19.94	433,024	2.59	$16.66	433,024	$16.66
$21.81 - $23.77	277,750	5.48	23.04	277,750	23.04
$28.50 - $31.95	76,090	7.69	29.99	76,090	29.99

	786,864	4.10	20.20	786,864	20.20

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2007 was $5.0 million.

A summary of restricted stock grants is provided in the following table:

	Three Months Ended June 30, 2007
		Weighted
		Average
	Options	Price

Balance at beginning of period	66,600	$29.62
Restricted stock granted	—	—
Restricted stock vested	—	—
Restriced stock forfeited	—	—

Balance at end of period	66,600	$29.62

The aggregate intrinsic value of restricted stock grants outstanding at June 30, 2007 was zero.
Note 4 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at June 30, 2007 and at March 31, 2007.
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
Critical assumptions used in our discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types – fixed rate, adjustable rate and balloon loans — include discount rates in the range of 11 to 21 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In addition, our MSR portfolio and assumptions are evaluated quarterly by a third party and the results are reviewed by management.

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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2006	$5,735	$1,324
Additions	2,464	456
Amortization	(1,835)	(733)

Mortgage servicing rights before valuation allowance at end of period	6,364	1,047
Valuation allowance	(709)	—

Net mortgage servicing rights as of March 31, 2007	$5,655	$1,047

Fair market value at the end of the period	$10,489	$1,673
Key assumptions:
Weighted average discount	11.23%	18.65%
Weighted average prepayment speed assumption	13.43%	12.90%

Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Additions	906	122
Amortization	(279)	(78)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	6,856	1,226
Valuation allowance	—	—

Net mortgage servicing rights as of June 30, 2007	$6,856	$1,226

Fair market value at the end of the period	$13,180	$1,747
Key assumptions:
Weighted average discount	11.29%	21.04%
Weighted average prepayment speed assumption	13.07%	14.39%
The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of June 30, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for mortgage servicing rights:

	Residential	Other
	(In Thousands)
Quarter ended June 30, 2007 (actual)	$279	$78

Estimate for the year ended March 31,
2008	$1,116	$312
2009	1,116	312
2010	1,116	312
2011	1,116	290
Thereafter	2,392	—

	$6,856	$1,226

Note 5 — Stockholders’ Equity
During the quarter ended June 30, 2007, options for 50,432 shares of common stock were exercised at a weighted-average price of $13.82 per share for a total of $696,889 for the three-month period. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $666,000 was charged to retained earnings. During the quarter ended June 30, 2007, the Corporation issued 13,040 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $26.30 per share or $343,000 in the aggregate. The $8,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended June 30, 2007, the Corporation acquired an aggregate of 387,873 shares of its common stock at a weighted-average price of $27.17 per share, or an aggregate of $10.5 million, as a result of purchases in the open market. See Part II, Item 2. On May 15, 2007, the Corporation paid a cash dividend of $.17 per share, amounting to $3.6 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended June 30, 2007 and 2006, total comprehensive income amounted to $8.0 million and $9.2 million, respectively.
Upon adoption of Financial Accounting Standard 123(R), the accounting for restricted stock was changed to prospectively recognize the unearned deferred compensation. The unearned portion was previously shown as a reduction of equity.

Note 6 — Earnings Per Share
Basic earnings per share for the three months ended June 30, 2007 and 2006 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2007	2006
Numerator:
Net income	$9,885,633	$10,647,428

Numerator for basic and diluted earnings per share—income available to common stockholders	$9,885,633	$10,647,428

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	21,124,164	21,458,857
Effect of dilutive securities:
Employee stock options	196,143	332,611
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	21,320,307	21,791,468

Basic earnings per share	$0.47	$0.50

Diluted earnings per share	$0.46	$0.49

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
Net loss from the real estate investment segment increased $183,000 to a net loss of $561,000 for the three months ended June 30, 2007, as compared to a net loss of $378,000 for the same respective period in 2006. The increased loss for the three-month period was primarily due to a decrease in other revenue from real estate operations. For the three-month period, other revenue from real estate operations, which is comprised of rental income at the partnership level, decreased $924,000. In addition, there was an increase of $240,000 in partnership sales which was offset in part by a $487,000 increase in real estate investment cost of sales and a $513,000 decrease in minority interest in income of real estate partnerships for the three months ended June 30, 2007 as compared to the same respective period in the prior year. The partnerships currently have approximately 50 single family housing units and approximately 100 individual lots for sale.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30, 2007
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$85	$73,058	$(496)	$72,647
Interest expense	448	41,678	(496)	41,630

Net interest income (loss)	(363)	31,380	—	31,017
Provision for loan losses	—	2,271	—	2,271

Net interest income (loss) after provision for loan losses	(363)	29,109	—	28,746
Real estate investment partnership revenue	4,726	—	—	4,726
Other revenue from real estate operations	1,223	—	—	1,223
Other income	—	8,721	(30)	8,691
Real estate investment partnership cost of sales	(4,340)	—	—	(4,340)
Other expense from real estate partnership operations	(2,115)	—	30	(2,085)
Minority interest in loss of real estate partnerships	75	—	—	75
Other expense	—	(20,462)	—	(20,462)

Income (loss) before income taxes	(794)	17,368	—	16,574
Income tax (benefit) expense	(233)	6,921	—	6,688

Net income (loss)	$(561)	$10,447	$—	$9,886

Total assets at end of period	$72,066	$4,460,692	$—	$4,532,758

	Three Months Ended June 30, 2006
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$105	$66,602	$(441)	$66,266
Interest expense	424	33,438	(441)	33,421

Net interest income (loss)	(319)	33,164	—	32,845
Provision for loan losses	—	1,205	—	1,205

Net interest income (loss) after provision for loan losses	(319)	31,959	—	31,640
Real estate investment partnership revenue	4,486	—	—	4,486
Other revenue from real estate operations	2,147	—	—	2,147
Other income	—	6,704	(30)	6,674
Real estate investment partnership cost of sales	(3,853)	—	—	(3,853)
Other expense from real estate partnership operations	(2,608)	—	30	(2,578)
Minority interest in income of real estate partnerships	(438)	—	—	(438)
Other expense	—	(20,008)	—	(20,008)

Income (loss) before income taxes	(585)	18,655	—	18,070
Income tax (benefit) expense	(207)	7,630	—	7,423

Net income (loss)	$(378)	$11,025	$—	$10,647

Total assets at end of period	$77,030	$4,279,891	$—	$4,356,921

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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	June 30,	March 31,
	2007	2007
Commitments to extend credit:	$207,111	$91,081
Unused lines of credit:
Home equity	92,457	91,630
Credit cards	40,119	40,799
Commercial	127,553	125,560
Letters of credit	55,372	59,910
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	21,502	20,902
Real estate investment segment borrowing guarantees unfunded	20,352	18,555
Other financial guarantees	675	900
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

Note 9 — Subsequent Events
On July 11, 2007, the Corporation declared a $0.18 per share cash dividend on its common stock, amounting to $3.8 million in the aggregate, to be paid on August 15, 2007 to stockholders of record on August 1, 2007.
On July 11, the Corporation entered into a definitive agreement with S&C Bank, whereby the Corporation has agreed to acquire S&C Bank for approximately $106 million in cash. S&C Bank, based in New Richmond, Wisconsin, is a community bank with seventeen banking locations in Northwestern Wisconsin and the Greater Twin Cities area. As of June 30, 2007, S&C Bank had total assets of $403 million and total liabilities of $353 million.
The transaction is currently expected to be completed during the second half of 2007, subject to regulatory approvals and the approval of S&C Bank’s shareholders. The Corporation expects the transaction to be accretive to earnings for fiscal year 2009.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three months ended June 30, 2007, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the first quarter ended June 30, 2007 include:
•	Diluted earnings per share decreased to $0.46 for the quarter ended June 30, 2007 compared to $0.49 per share for the quarter ended June 30, 2006 primarily due to a $1.8 million decrease in net interest income and a $1.0 million increase in the loan loss provision, which were partially offset by a $735,000 decrease in income tax expense;

•	The interest rate spread decreased to 2.90% for the quarter ended June 30, 2007 compared to 3.23% for the quarter ended June 30, 2006 because interest-bearing liabilities repriced upward faster than interest-earning assets;

•	Loans receivable increased $20.6 million, or 0.53%, since March 31, 2007;

•	Deposits grew $718,000, or 0.02%, since March 31, 2007;

•	Book value per share was $15.54 at June 30, 2007 compared to $15.55 at March 31, 2007 and $14.91 at June 30, 2006; and

•	Total non-performing assets decreased $1.3 million to $53.2 million at June 30, 2007 from March 31, 2007, however total non-accrual loans increased $1.8 million to $48.8 million at June 30, 2007.

•	Real estate investment partnership revenue increased $240,000 from $4.5 million for the three months ended June 30, 2006 to $4.7 million for the three months ended June 30, 2007. Real estate investment partnership cost of sales increased $487,000 from $3.9 million to $4.3 million during the same respective periods. These increases were due to the increase in the number of sales at the real estate partnership level. Net loss from the real estate investment segment increased from $378,000 to $561,000 for the three months ended June 30, 2006 and 2007, respectively. The partnerships currently have approximately 50 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

•	On November 2, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that became effective at the beginning of 2007. The new rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to the Bank’s assessment base of approximately $3.2 billion, this translates to an annual deposit premium of approximately $1.6 to $2.3 million. Most banks, including the Bank, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $2.7 million.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2007	3/31/2007	12/31/2006	9/30/2006

Operations Data:
Net interest income	$31,017	$29,834	$32,529	$32,838
Provision for loan losses	2,271	4,050	3,375	2,625
Net gain on sale of loans	1,587	465	776	1,349
Real estate investment partnership revenue	4,726	2,851	8,009	3,631
Other non-interest income	8,327	8,205	7,331	8,075
Real estate investment partnership cost of sales	4,340	3,153	7,115	3,486
Other non-interest expense	22,547	21,410	22,443	23,427
Minority interest in loss of real estate partnership operations	(75)	(573)	(31)	(75)
Income before income taxes	16,574	13,315	15,743	16,430
Income taxes	6,688	5,086	5,308	6,769
Net income	9,886	8,229	10,435	9,661

Selected Financial Ratios (1):
Yield on earning assets	6.80%	6.73%	6.81%	6.76%
Cost of funds	4.05	4.08	3.92	3.75
Interest rate spread	2.75	2.65	2.89	3.01
Net interest margin	2.90	2.81	3.05	3.15
Return on average assets	0.88	0.74	0.93	0.88
Return on average equity	11.77	9.72	12.51	11.72
Average equity to average assets	7.49	7.61	7.45	7.53
Non-interest expense to average assets	2.40	2.21	2.64	2.46

Per Share:
Basic earnings per share	$0.47	$0.39	$0.49	$0.45
Diluted earnings per share	0.46	0.38	0.48	0.44
Dividends per share	0.17	0.17	0.17	0.17
Book value per share	15.54	15.55	15.45	15.18

Financial Condition:
Total assets	$4,532,758	$4,539,685	$4,505,896	$4,481,586
Loans receivable, net
Held for sale	9,062	4,474	4,470	5,393
Held for investment	3,890,053	3,874,049	3,834,381	3,794,039
Deposits	3,248,964	3,248,246	3,240,540	3,223,759
Borrowings	891,016	900,477	841,219	875,014
Stockholders’ equity	331,593	336,866	336,522	330,774
Allowance for loan losses	22,220	20,517	20,031	18,393
Non-performing assets	53,180	54,452	39,484	22,506

(1) Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2006	3/31/2006	12/31/2005	9/30/2005

Operations Data:
Net interest income	$32,845	$33,294	$33,837	$33,428
Provision for loan losses	1,205	1,450	700	1,485
Net gain on sale of loans	869	1,348	144	1,193
Real estate investment partnership revenue	4,486	4,524	6,378	11,559
Other non-interest income	7,952	8,063	7,898	7,090
Real estate investment partnership cost of sales	3,853	3,791	5,527	10,780
Other non-interest expense	22,586	22,534	23,238	22,536
Minority interest in income of real estate partnership operations	438	29	304	102
Income before income taxes	18,070	19,425	18,488	18,367
Income taxes	7,423	7,973	7,595	7,589
Net income	10,647	11,452	10,893	10,778

Selected Financial Ratios (1):
Yield on earning assets	6.52%	6.34%	6.15%	5.97%
Cost of funds	3.43	3.11	2.88	2.68
Interest rate spread	3.09	3.23	3.27	3.29
Net interest margin	3.23	3.35	3.39	3.40
Return on average assets	1.00	1.10	1.04	1.04
Return on average equity	13.14	14.46	13.91	13.62
Average equity to average assets	7.60	7.59	7.45	7.66
Non-interest expense to average assets	2.48	2.52	2.74	3.22

Per Share:
Basic earnings per share	$0.50	$0.54	$0.51	$0.49
Diluted earnings per share	0.49	0.53	0.50	0.48
Dividends per share	0.16	0.16	0.16	0.16
Book value per share	14.91	14.69	14.32	14.28

Financial Condition:
Total assets	$4,356,921	$4,275,140	$4,200,234	$4,204,470
Loans receivable, net
Held for sale	4,118	5,509	5,847	6,957
Held for investment	3,709,745	3,614,265	3,545,436	3,466,265
Deposits	3,177,220	3,040,217	2,987,284	3,032,976
Borrowings	791,098	861,861	814,641	794,044
Stockholders’ equity	326,495	321,025	312,089	315,349
Allowance for loan losses	15,636	15,570	15,252	22,582
Non-performing assets	18,836	15,721	17,265	16,201

(1) Annualized when appropriate.

Significant Accounting Policies
     There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

Specific allowances are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

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

RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2007 decreased $761,000 or 7.1% to $9.9 million from $10.6 million during the three months ended June 30, 2006. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $1.1 million, a decrease in net interest income of $1.8 million and an increase in non-interest expense of $448,000, which were partially offset by an increase in non-interest income of $1.3 million, a decrease in income tax expense of $735,000 and a decrease in minority interest income of real estate partnership operations of $513,000.
Net Interest Income. Net interest income decreased $1.8 million or 5.6% for the three months ended June 30, 2007, as compared to the same period in the prior year. Interest income increased $6.4 million or 9.6% for the three months ended June 30, 2007 as compared to the same period in the prior year. Interest expense increased $8.2 million or 24.6% for the three months ended June 30, 2007 as compared to the same period in the prior year. The net interest margin decreased to 2.90% for the three-month period ended June 30, 2007 from 3.23% for the same period in the prior year. The change in the net interest margin reflects the increase in the costs of interest-bearing liabilities, which was partially offset by the increase in yields on interest-earning assets. The interest rate spread decreased to 2.75% from 3.09% for the three-month period ended June 30, 2007 as compared to the same period in the prior year.
Interest income on loans increased $6.3 million or 10.1% for the three months ended June 30, 2007, as compared to the same period in the prior year. This increase was primarily attributable to an increase in the average balance of loans, which increased $222.4 million in the three months ended June 30, 2007, as compared to the same period in the prior year. There was also an increase of 26 basis points in the average yield on loans to 7.00% from 6.74% for the three-month period. These increases were the result of loans being originated at higher interest rates and the upward pricing of adjustable rate mortgages. Interest income on mortgage-related securities increased $102,000 or 3.5% for the three-month period ended June 30, 2007, as compared to the same period in the prior year, primarily due to an increase of 24 basis points in the average yield on mortgage-related securities to 4.91% from 4.67% for the three-month period. These increases were partially offset by a decrease of $4.2 million in the three-month average balances of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $258,000 or 27.0% for the three -month period ended June 30, 2007 as compared to the same period in the prior year. These increases were primarily a result of an increase of $18.0 million in the average balance of investment securities for the three-month period ended June 30, 2007 as compared to the same period in 2006, and an increase of 29 basis points in the average yield on investment securities for the three-month period. Interest income on interest-bearing deposits decreased $236,000 for the three months ended June 30, 2007 as compared to the same period in 2006, primarily due to a decrease in the average balance.
Interest expense on deposits increased $6.1 million or 24.0% for the three months ended June 30, 2007 as compared to the same period in 2006. These increases were primarily attributable to an increase in the average balance of deposits, which increased $154.4 million primarily as a result of increases in certificates of deposit and money market accounts, and an increase of 60 basis points in the weighted average cost of deposits to 3.88% from 3.28% for the respective three-month periods. Interest expense on notes payable and other borrowings increased $2.1 million or 26.3% during the three months ended June 30, 2007 as compared to the same period in the prior year. For the three-month period ended June 30, 2007, the average balance of notes payable increased $57.3 million as compared to the same respective period in 2006. The weighted average cost of notes payable and other borrowings increased 71 basis points to 4.68% during the three months ended June 30, 2007 as compared to 3.97% during the same period last year.
Provision for Loan Losses. Provision for loan losses increased $1.1 million or 88.5% for the three-month period ended June 30, 2007, as compared to the same period last year. During the quarter, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Due to the current economic climate and recent increases in delinquent loans and non-accrual loans (as discussed under “Asset Quality” below), management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current quarter. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,016,235	$51,474	6.83%	$2,840,872	$46,487	6.55%
Consumer loans	639,242	11,787	7.38	620,841	11,014	7.10
Commercial business loans	231,799	4,770	8.23	203,198	4,273	8.41

Total loans receivable (2) (3)	3,887,276	68,031	7.00	3,664,911	61,774	6.74
Mortgage-related securities (4)	244,773	3,006	4.91	248,949	2,904	4.67
Investment securities (4)	76,425	932	4.88	54,904	610	4.44
Interest-bearing deposits	26,660	395	5.93	51,685	631	4.88
Federal Home Loan Bank stock	41,361	283	2.74	44,895	347	3.09

Total interest-earning assets	4,276,495	72,647	6.80	4,065,344	66,266	6.52
Non-interest-earning assets	211,500			200,411

Total assets	$4,487,995			$4,265,755

Interest-Bearing Liabilities
Demand deposits	$940,345	5,703	2.43	$830,797	4,409	2.12
Regular passbook savings	193,630	212	0.44	214,062	244	0.46
Certificates of deposit	2,109,636	25,531	4.84	2,044,304	20,703	4.05

Total deposits	3,243,611	31,446	3.88	3,089,163	25,356	3.28
Short-term borrowings	494,281	6,658	5.39	166,090	2,262	5.45
Long-term borrowings	375,317	3,526	3.76	646,181	5,803	3.59

Total interest-bearing liabilities	4,113,209	41,630	4.05	3,901,434	33,421	3.43
Non-interest-bearing liabilities	38,694			40,099

Total liabilities	4,151,903			3,941,533
Stockholders’ equity	336,092			324,222

Total liabilities and stockholders’ equity	$4,487,995			$4,265,755

Net interest income/interest rate spread (5)		$31,017	2.75%		$32,845	3.09%

Net interest-earning assets	$163,286			$163,910

Net interest margin (6)			2.90%			3.23%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income increased $1.3 million or 10.0% to $14.6 million for the three months ended June 30, 2007, as compared to $13.3 million for the same period in 2006. The increase for the three-month period ended June 30, 2007 was primarily due to the increase in net gain on sale of loans of $718,000. In addition, service charges on deposits increased $663,000, loan servicing income increased $483,000, net gain on sale of investments and mortgage-related securities increased $295,000, real estate partnership revenue increased $240,000 and insurance commissions increased $156,000. These increases were partially offset by a decrease in other revenue from real estate operations of $924,000 and a decrease in other non-interest income of $302,000 for the three-month period ended June 30, 2007, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense increased $448,000 or 1.7% to $26.9 million for the three months ended June 30, 2007, as compared to $26.4 million for the same period in 2006. The increase for the three-month period ended June 30, 2007 was primarily due to the increase of compensation expense of $544,000 and the increase of real estate investment partnership cost of sales of $487,000. These increases were partially offset by a decrease in other expenses from real estate operations of $493,000 for the three months ended June 30, 2007 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2003-2006 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax expense decreased $735,000 or 9.9% during the three months ended June 30, 2007, as compared to the same period in 2006. This decrease was due to a decrease in income before income taxes. The effective tax rate was 40.4% for the three-month period ended June 30, 2007, as compared to 41.1% for the same period last year.

FINANCIAL CONDITION
During the three months ended June 30, 2007, the Corporation’s assets decreased by $6.9 million from $4.54 billion at March 31, 2007 to $4.53 billion at June 30, 2007. The majority of this decrease was attributable to decreases in interest-bearing deposits, mortgage-related securities and foreclosed properties and repossessed assets, which were partially offset by increases in other categories such as loans receivable and investment securities.
Total loans (including loans held for sale) increased $20.6 million during the three months ended June 30, 2007. Activity for the period consisted of (i) originations and purchases of $400.3 million, (ii) sales of $123.0 million and (iii) principal repayments and other adjustments of $256.7 million.
Mortgage-related securities (both available for sale and held to maturity) decreased $7.3 million during the three months ended June 30, 2007 as a result of principal repayments and market value adjustments of $18.0 million, which were partially offset by purchases of $10.7 million in this period. Mortgage-related securities consisted of $160.2 million of mortgage-backed securities and $80.5 million of collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) at June 30, 2007.
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
Investment securities increased $1.3 million during the three months ended June 30, 2007 as a result of purchases of $26.6 million of such securities, which were partially offset by sales and maturities of $25.1 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the three months ended June 30, 2007.
Real estate held for development and sale decreased $1.4 million to $58.9 million at June 30, 2007 from $60.3 million at March 31, 2007. This net decrease was the result of continued home and land lot sales.
Total liabilities decreased $1.1 million during the three months ended June 30, 2007. This decrease was largely due to a $9.5 million decrease in borrowings. This increase was partially offset by a $7.6 million increase in other liabilities and a $718,000 increase in deposits during the three-month period. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $325.7 million at June 30, 2007 and $363.7 million at March 31, 2007, and generally mature within one to five years.
Stockholders’ equity decreased $5.3 million during the three months ended June 30, 2007 as a net result of (i) cash dividends of $3.6 million and (ii) purchases of treasury stock of $10.4 million. These decreases were partially offset by (i) comprehensive income of $8.0 million, (ii) stock options exercised of $1.2 million (with the excess of the cost of treasury shares over the option price ($666,000) charged to retained earnings), (iii) benefit plan shares earned and related tax adjustments totaling $3,000 and (iv) the issuance of shares for management and benefit plans of $178,000.

ASSET QUALITY
Non-performing assets decreased $1.3 million to $53.2 million at June 30, 2007 from $54.5 million at March 31, 2007 and decreased as a percentage of total assets to 1.17% from 1.20% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	June 30,	March 31,
	2007	2007	2006	2005
		(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$13,058	$13,038	$2,856	$2,406
Multi-family residential	10,328	17,289	4,214	—
Commercial real estate	10,262	12,030	3,398	4,894
Construction and land	11,787	1,696	—	—
Consumer	684	705	548	453
Commercial business	2,703	2,283	2,513	6,697

Total non-accrual loans	48,822	47,041	13,529	14,450
Foreclosed properties and repossessed assets, net	4,358	7,411	2,192	1,458

Total non-performing assets	$53,180	$54,452	$15,721	$15,908

Performing troubled debt restructurings	$400	$400	$—	$—

Total non-accrual loans to total loans(1)	1.21%	1.16%	0.35%	0.40%
Total non-performing assets to total assets	1.17	1.20	0.37	0.39
Allowance for loan losses to total loans(1)	0.55	0.50	0.41	0.73
Allowance for loan losses to total non-accrual loans	45.51	43.62	115.09	183.00
Allowance for loan and foreclosure losses to total non-performing assets	41.82	37.71	100.48	167.39

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $1.8 million during the three months ended June 30, 2007. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. The increase in non-accrual loans was primarily attributable to the addition of eleven single-family residential loans to one borrower that totaled $1.2 million and six construction and land loans to another borrower that totaled $3.5 million. This increase was partially offset by the pay off of a multi-family residential loan totaling approximately $2.1 million as well as the sale of a foreclosed commercial real estate property totaling approximately $1.5 million. At June 30, 2007, there were five non-accrual loans with loan balances greater than $1.0 million. One was a $3.5 million commercial real estate loan secured by commercial properties located throughout Wisconsin. The second was a $3.4 million multi-family residential loan secured by two multi-family properties located in central Wisconsin. The third was a $2.5 million multi-family residential loan secured by a condominium project located in southern Wisconsin. The fourth was a $1.2 million construction loan secured by condominiums and single family lots. The fifth was a $1.9 million construction loan secured by condominiums and single family lots.
Foreclosed properties and repossessed assets decreased $3.1 million during the three months ended June 30, 2007. The decrease was not attributable to any one property.
At June 30, 2007, assets that the Corporation had classified as substandard, net of reserves, consisted of $57.0 million of loans and foreclosed properties. At March 31, 2007, substandard assets amounted to $61.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The decrease of $4.1 million in the substandard balance in the three months ended June 30, 2007 was largely attributable to the pay off of a multi-family residential loan totaling approximately $2.1 million as well as the sale of a commercial real estate property totaling approximately $1.5 million.
The category of substandard assets contains five loans with a carrying value of greater than $1.0 million, each of which is noted above.
At June 30, 2007, the Corporation had $945,000 of impaired loans, net of specific valuation allowances. At March 31, 2007, impaired loans were $922,000, net. The increase in impaired loans since March 31, 2007 was not attributable to one loan. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	June 30,	March 31,
	2007	2007	2006	2005
		(In Thousands)
Impaired loans with valuation reserve required	$1,442	$1,426	$6,381	$10,827

Less:
Specific valuation allowance	497	504	3,111	7,126

Total impaired loans	$945	$922	$3,270	$3,701

Average impaired loans	$1,895	$2,360	$3,829	$11,535

Interest income recognized on impaired loans	$—	$44	$208	$249

Interest income recognized on a cash basis on impaired loans	$—	$44	$208	$249

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	June 30,	March 31,
	2007	2007	2006	2005
	(In Thousands)
30 to 59 days	$31,744	$12,776	$9,874	$5,853
60 to 89 days	8,796	5,414	733	714

Total	$40,540	$18,190	$10,607	$6,567

The majority of the increase in loans 30-59 days delinquent since March 31, 2007 was substantially due to three borrowers with loans totaling approximately $7.1 million secured by commercial and multi-family residential properties.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended
	June 30,
	2007	2006
	(Dollars In Thousands)
Allowance at beginning of period	$20,517	$15,570
Charge-offs:
Mortgage	(450)	(415)
Consumer	(206)	(70)
Commercial business	(3)	(836)

Total charge-offs	(659)	(1,321)

Recoveries:
Mortgage	7	1
Consumer	14	6
Commercial business	70	175

Total recoveries	91	182

Net charge-offs	(568)	(1,139)
Provision	2,271	1,205

Allowance at end of period	$22,220	$15,636

Net charge-offs to average loans	(0.06)%	(0.12)%

Although management believes that the June 30, 2007 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At June 30, 2007, the Bank had outstanding commitments to originate loans of $207.1 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $315.5 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2007 amounted to $1.88 billion. Scheduled maturities of borrowings during the same period totaled $696.9 million for the Bank and $67.9 million for the Corporation. At June 30, 2007, neither the Corporation nor the Bank had reverse repurchase agreements. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.5 million at June 30, 2007 related to approximately $1.53 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2007 and March 31, 2007:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At June 30, 2007:
Tier 1 capital (to adjusted tangible assets)	$356,186	8.01%	$133,447	3.00%	$222,411	5.00%
Risk-based capital (to risk-based assets)	377,908	10.96	275,899	8.00	344,873	10.00
Tangible capital (to tangible assets)	356,186	8.01	66,723	1.50	N/A	N/A

At March 31, 2007:
Tier 1 capital (to adjusted tangible assets)	$352,333	7.92%	$133,407	3.00%	$222,344	5.00%
Risk-based capital (to risk-based assets)	372,346	10.84	274,773	8.00	343,466	10.00
Tangible capital (to tangible assets)	352,333	7.92	66,703	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2007 and March 31, 2007:

	June 30,	March 31,
	2007	2007
	(In Thousands)
Stockholders’ equity of the Bank	$373,783	$371,708
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	2,359	581

Tier 1 and tangible capital	356,186	352,333
Plus: Allowable general valuation allowances	21,722	20,013

Risk-based capital	$377,908	$372,346

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
The Corporation’s real estate investment segment, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At June 30, 2007, IDI had guaranteed $44.4 million for the following partnerships on behalf of the respective subsidiaries. At the same date, $24.1 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 6/30/07	at 3/31/07
	(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$12,350	$12,350
Davsha III	Indian Palms 147, LLC	4,655	422	851
Davsha V	Villa Santa Rosa, LLC	11,000	1,463	1,601
Davsha VII	La Vista Grande 121, LLC	14,619	9,837	11,067

Total		$44,424	$24,072	$25,869

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At June 30, 2007, the Corporation’s investment in these partnerships consisted of assets of $48.2 million and cash and other assets of $3.0 million. The liabilities of these partnerships consisted of other borrowings of $25.6 million (reported as a part of FHLB and other borrowings), other liabilities of $1.7 million (reported as a part of other liabilities) and minority interest of $7.0 million. These amounts represent the Corporation’s maximum exposure to loss at June 30, 2007 as a result of involvement with these limited partnerships.
The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.
In addition, IDI has guaranteed a loan of Power Designers, Inc. in the amount of $1.2 million, of which there was an outstanding balance of $525,000 at June 30, 2007. Power Designers, Inc. is a heavy industrial battery charger manufacturer in which IDI has a 57.4% ownership interest.

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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at June 30, 2007 has not changed materially since March 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
FORWARD-LOOKING STATEMENTS
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
The Corporation’s market rate risk has not materially changed from March 31, 2007. See the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007. See ”Asset/Liability Management” in Part I, Item 2 of this report.

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
There have been no material changes to the factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (2)
April 1 -April 30, 2007	67,669	$27.77	62,400	902,560
May 1 - May 31, 2007	—	—	—	902,560
June 1 - June 30, 2007	320,204	27.04	319,700	582,860

Total	387,873(1)	$27.17	382,100	582,860

(1)	Consists of 382,100 shares purchased pursuant to a publicly announced repurchase program, and 5,773 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July, 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.
Item 3 Defaults upon Senior Securities.
Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders was held on July 24, 2007. There were 21,619,457 shares of common stock eligible to be voted, and 19,537,141 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.

	Number of Votes
	For	Withheld
Election of Directors for three-year terms expiring in 2010:
Greg M. Larson	16,396,585	3,140,556
David L. Omachinski	16,396,835	3,140,306
Pat Richter	16,316,489	3,220,652
Douglas J. Timmerman	16,253,447	3,283,694

	For	Against	Abstained
Appointment of McGladrey & Pullen LLP as independent registered public accounting firm for the fiscal year ending March 31, 2008	19,358,858	96,287	81,996
Item 5 Other Information.
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
On July 22, 2007, the Corporation’s shareholder rights plan expired in accordance with its terms.
Item 6 Exhibits
The following exhibits are filed with this report:

Exhibit 2.1	Agreement and Plan of Merger by and Between S&C Banco, Inc. and Anchor Bancorp Wisconsin, Inc.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date: August 3, 2007	By:	/s/ Douglas J. Timmerman Douglas J. Timmerman, Chairman of the Board, President and Chief Executive Officer

Date: August 3, 2007	By:	/s/ Dale C. Ringgenberg Dale C. Ringgenberg, Treasurer and
Chief Financial Officer