Form 10-Q
period 2007-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2007-11-06
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of October 31, 2007: 21,289,599

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007
	(Unaudited)
	(In Thousands, Except Share Data)
Assets
Cash	$55,995	$77,951
Interest-bearing deposits	11,665	44,087

Cash and cash equivalents	67,660	122,038
Investment securities available for sale	121,323	73,545
Mortgage-related securities available for sale	242,962	247,971
Mortgage-related securities held to maturity (fair value of $64 and $68, respectively)	64	68
Loans, less allowance for loan losses of $22,002 at September 30, 2007 and $20,517 at March 31, 2007:
Held for sale	5,403	4,474
Held for investment	3,944,980	3,874,049
Foreclosed properties and repossessed assets, net	7,497	7,411
Real estate held for development and sale	58,063	60,303
Office properties and equipment	31,812	32,034
Federal Home Loan Bank stock—at cost	47,401	41,361
Accrued interest on investments, loans and other assets	64,405	56,475
Goodwill	19,956	19,956

Total assets	$4,611,526	$4,539,685

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$254,994	$241,234
Interest bearing	2,923,594	3,007,012

Total deposits	3,178,588	3,248,246
Short-term borrowings	731,765	472,400
Long-term borrowings	307,775	428,077
Other liabilities	47,713	46,610

Total liabilities	4,265,841	4,195,333

Minority interest in real estate partnerships	6,778	7,486

Commitments and contingent liabilities (Note 8)

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,342,399 and 21,669,094 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,136	72,122
Retained earnings	370,516	359,570
Accumulated other comprehensive loss	(293)	(542)
Treasury stock (4,020,940 and 3,694,245 shares, respectively), at cost	(100,725)	(91,751)
Deferred compensation obligation	(5,263)	(5,069)

Total stockholders’ equity	338,907	336,866

Total liabilities and stockholders’ equity	$4,611,526	$4,539,685

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$69,714	$65,740	$137,745	$127,515
Mortgage-related securities	3,028	3,061	6,034	5,965
Investment securities	1,345	1,240	2,560	2,197
Interest-bearing deposits	636	439	1,031	1,070

Total interest income	74,723	70,480	147,370	136,747

Interest expense:
Deposits	31,424	28,618	62,870	53,974
Short-term borrowings	8,474	3,550	15,132	5,812
Long-term borrowings	3,241	5,474	6,767	11,278

Total interest expense	43,139	37,642	84,769	71,064

Net interest income	31,584	32,838	62,601	65,683
Provision for loan losses	2,095	2,625	4,366	3,830

Net interest income after provision for loan losses	29,489	30,213	58,235	61,853

Non-interest income:
Real estate investment partnership revenue	2,428	3,631	7,154	8,117
Loan servicing income	1,375	1,417	2,855	2,414
Credit enhancement income	424	417	845	834
Service charges on deposits	3,148	2,517	6,239	4,945
Investment and insurance commissions	1,058	973	2,040	1,799
Net gain on sale of loans	814	1,349	2,401	2,219
Net gain (loss) on sale of investments and mortgage-related securities	3	—	15	(283)
Other revenue from real estate operations	992	1,575	2,215	3,722
Other	696	1,176	1,814	2,595

Total non-interest income	10,938	13,055	25,578	26,362

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$11,301	$11,579	$22,571	$22,305
Real estate investment partnership cost of sales	2,669	3,486	7,009	7,339
Occupancy	1,937	1,986	3,874	3,985
Furniture and equipment	1,543	1,595	3,024	3,048
Data processing	1,520	1,639	3,007	3,060
Marketing	1,086	1,158	2,170	2,310
Other expenses from real estate partnership operations	1,797	2,179	3,882	4,757
Other	3,475	3,291	6,678	6,548

Total non-interest expense	25,328	26,913	52,215	53,352

Minority interest in income (loss) of real estate partnership operations	(203)	(75)	(278)	363

Income before income taxes	15,302	16,430	31,876	34,500
Income taxes	6,028	6,769	12,716	14,192

Net income	$9,274	$9,661	$19,160	$20,308

Earnings per share:
Basic	$0.44	$0.45	$0.91	$0.95
Diluted	0.44	0.44	0.91	0.93
Dividends declared per share	0.18	0.17	0.35	0.33
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2007	2006
	(In Thousands)
Operating Activities
Net income	$19,160	$20,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,366	3,830
Provision for depreciation and amortization	2,067	2,132
Cash paid due to origination of loans held for sale	(209,170)	(202,642)
Cash received due to sale of loans held for sale	210,642	204,977
Net gain on sales of loans	(2,401)	(2,219)
Loss (gain) on sale of investments	(15)	283
Increase in accrued interest receivable	(1,940)	(1,285)
(Increase) decrease in other assets	(5,991)	1,716
Increase in accrued interest payable	2,084	1,965
Increase (decrease) in other payable	122	(447)
Other	(3,361)	(4,783)

Net cash provided by operating activities	15,563	23,835

Investing Activities
Proceeds from sales of investment securities available for sale	9,867	65
Proceeds from maturities of investment securities	56,507	53,875
Purchase of investment securities available for sale	(113,979)	(93,571)
Purchase of mortgage-related securities available for sale	(25,106)	(38,308)
Principal collected on mortgage-related securities	30,749	25,851
FHLB Stock Redemption	—	3,750
FHLB Stock Purchase	(6,040)	—
Net increase in loans held for investment	(73,332)	(181,993)
Purchases of office properties and equipment	(1,652)	(2,100)
Sales of office properties and equipment	39	161
Investment in real estate held for development and sale	2,072	(7,388)

Net cash used in investing activities	(120,875)	(239,658)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
	(In Thousands)
Financing Activities
(Decrease) increase in deposit accounts	$(81,263)	$170,160
Increase in advance payments by borrowers for taxes and insurance	10,502	11,569
Increase in short-term borrowings	259,365	107,175
Proceeds from long-term borrowings	143,324	7,297
Repayment of long-term borrowings	(263,626)	(101,319)
Treasury stock purchased	(10,897)	(5,740)
Exercise of stock options	634	996
Cash received from employee stock purchase plan	257	(8)
Tax benefit from stock related compensation	14	766
Payments of cash dividends to stockholders	(7,376)	(7,092)

Net cash provided by financing activities	50,934	183,804

Net decrease in cash and cash equivalents	(54,378)	(32,019)
Cash and cash equivalents at beginning of period	122,038	152,544

Cash and cash equivalents at end of period	$67,660	$120,525

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$45,223	$73,029
Income taxes	14,199	17,890
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month and six-month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2007.
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
At September 30, 2007, an aggregate of 908,332 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Six Months Ended September 30, 2007
		Weighted
		Average
	Options	Price

Outstanding at beginning of period	837,296	$19.82
Granted	—	—
Exercised	(61,682)	13.76
Forfeited	(11,740)	12.99

Outstanding at end of period	763,874	$20.41

Options exercisable at September 30, 2007	763,874	$20.41

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at September 30, 2007:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 - $15.70	261,700	3.40	$15.32	261,700	$15.32
$16.12 - $22.07	266,634	2.53	20.68	266,634	20.68
$23.77 - $31.95	234,340	6.26	25.79	234,340	25.79

	762,674	3.97	20.41	762,674	20.41

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 was $5.5 million.

A summary of restricted stock grants is provided in the following table:

	Six Months Ended September 30, 2007
		Weighted
		Average
	Options	Price
Balance at beginning of period	66,600	$29.62
Restricted stock granted	—	—
Restricted stock vested	(2,500)	31.75
Restriced stock forfeited	—	—

Balance at end of period	64,100	$29.62

Note 4 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at September 30, 2007 and at March 31, 2007.
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
The first class, residential MSRs, which are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtains a servicing asset when we deliver loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of sale. In addition, this class includes similar residential loans purchased from other banks at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using current market value assumptions at each reporting period.
The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of sale. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments and servicing costs.
Critical assumptions used in our discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in our assumptions could materially affect the estimated fair values. Changes to our assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 11 to 20 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis. In addition, our MSR portfolio and assumptions are evaluated annually by a third party and the results are reviewed by management.
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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2006	$5,735	$1,324
Additions	2,464	456
Amortization	(1,835)	(733)

Mortgage servicing rights before valuation allowance at end of period	6,364	1,047
Valuation allowance	(709)	—

Net mortgage servicing rights as of March 31, 2007	$5,655	$1,047

Fair market value at the end of the period	$10,489	$1,673
Key assumptions:
Weighted average discount	11.23%	18.65%
Weighted average prepayment speed assumption	13.43%	12.90%

Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Additions	1,807	186
Amortization	(581)	(158)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	7,455	1,210
Valuation allowance	—	—

Net mortgage servicing rights as of September 30, 2007	$7,455	$1,210

Fair market value at the end of the period	$13,103	$2,052
Key assumptions:
Weighted average discount	11.29%	19.41%
Weighted average prepayment speed assumption	14.22%	13.90%
The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of September 30, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for mortgage servicing rights:

	Residential	Other
	(In Thousands)
Quarter ended September 30, 2007 (actual)	$302	$80

Estimate for the year ended March 31,
2008	$1,162	$316
2009	1,162	316
2010	1,162	316
2011	1,162	262
Thereafter	2,807	—

	$7,455	$1,210

Note 5 — Stockholders’ Equity
During the quarter ended September 30, 2007, options for 11,250 shares of common stock were exercised at a weighted-average price of $13.49 per share for a total of $152,000 for the three-month period. During the six months ended September 30, 2007, options for 61,682 shares of common stock were exercised at a weighted average price of $13.76 per share for a total of $849,000 for the six-month period. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $812,000 was charged to retained earnings. During the quarter ended September 30, 2007, the Corporation issued 7,155 shares of treasury stock to the Corporation’s retirement plans. The weighted-average cost of these shares was $23.90 per share or $171,000 in the aggregate. The $18,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended September 30, 2007, the Corporation acquired an aggregate of 18,700 shares of its common stock at a weighted-average price of $27.95 per share, or an aggregate of $523,000, as a result of purchases in the open market. See Part II, Item 2. On August 15, 2007, the Corporation paid a cash dividend of $.18 per share, amounting to $3.8 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended September 30, 2007 and 2006, total comprehensive income amounted to $11.4 million and $11.7 million, respectively. For the six months ended September 30, 2007 and 2006, comprehensive income was $19.4 million and $20.8 million, respectively.
Upon adoption of Financial Accounting Standard 123(R) on April 1, 2007, the accounting for restricted stock was changed to prospectively recognize the unearned deferred compensation. The unearned portion was previously shown as a reduction of equity.

Note 6 — Earnings Per Share
Basic earnings per share for the three and six months ended September 30, 2007 and 2006 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income	$9,274,128	$9,660,194

Numerator for basic and diluted earnings per share—income available to common stockholders	$9,274,128	$9,660,194

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,879,592	21,478,523
Effect of dilutive securities:
Employee stock options	120,984	278,365

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,000,576	21,756,888

Basic earnings per share	$0.44	$0.45

Diluted earnings per share	$0.44	$0.44

	Six Months Ended September 30,
	2007	2006
Numerator:
Net income	$19,159,761	$20,307,622

Numerator for basic and diluted earnings per share—income available to common stockholders	$19,159,761	$20,307,622

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,001,210	21,472,026
Effect of dilutive securities:
Employee stock options	158,358	305,340

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,159,568	21,777,366

Basic earnings per share	$0.91	$0.95

Diluted earnings per share	$0.91	$0.93

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
Net loss from the real estate investment segment increased $11,000 to a net loss of $655,000 and increased $194,000 to a net loss of $1.2 million for the three and six months ended September 30, 2007, respectively, as compared to net losses of $644,000 and $1.0 million for the same respective periods in 2006. The increased loss for the three-month period was due to a $1.2 million decrease in partnership sales, which was offset in part by an $817,000 decrease in real estate investment cost of sales. In addition, there was a $583,000 decrease in other revenue from real estate operations and a $382,000 decrease in other expense from real estate partnership operations for the three months ended September 30, 2007 as compared to the same respective period in the prior year. For the six-month period, there was a decrease of $963,000 in partnership sales, which was offset in part by a $330,000 decrease in real estate investment cost of sales. In addition, other revenue from real estate operations decreased $1.5 million as a result of a legal settlement related to the Indian Palms property in the prior year and other expense from real estate partnership operations decreased $875,000 for the six months ending September 30, 2007, as compared to the same respective period in the prior year. There was also a $641,000 decrease in minority interest in income of real estate partnerships and a $410,000 decrease in income tax expense during the six-month period ending September 30, 2007. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 45 single family housing units and approximately 100 individual lots for sale.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three and six months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30, 2007
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$106	$75,133	$(516)	$74,723
Interest expense	464	43,191	(516)	43,139

Net interest income (loss)	(358)	31,942	—	31,584
Provision for loan losses	—	2,095	—	2,095

Net interest income (loss) after provision for loan losses	(358)	29,847	—	29,489
Real estate investment partnership revenue	2,428	—	—	2,428
Other revenue from real estate operations	992	—	—	992
Other income	—	7,548	(30)	7,518
Real estate investment partnership cost of sales	(2,669)	—	—	(2,669)
Other expense from real estate partnership operations	(1,827)	—	30	(1,797)
Minority interest in loss of real estate partnerships	203	—	—	203
Other expense	—	(20,862)	—	(20,862)

Income (loss) before income taxes	(1,231)	16,533	—	15,302
Income tax expense (benefit)	(576)	6,604	—	6,028

Net income (loss)	$(655)	$9,929	$—	$9,274

Total assets at end of period	$71,333	$4,540,193	$—	$4,611,526

	Three Months Ended September 30, 2006
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$86	$70,915	$(521)	$70,480
Interest expense	508	37,655	(521)	37,642

Net interest income (loss)	(422)	33,260	—	32,838
Provision for loan losses	—	2,625	—	2,625

Net interest income (loss) after provision for loan losses	(422)	30,635	—	30,213
Real estate investment partnership revenue	3,631	—	—	3,631
Other revenue from real estate operations	1,575	—	—	1,575
Other income	—	7,879	(30)	7,849
Real estate investment partnership cost of sales	(3,486)	—	—	(3,486)
Other expense from real estate partnership operations	(2,209)	—	30	(2,179)
Minority interest in loss of real estate partnerships	75	—	—	75
Other expense	—	(21,248)	—	(21,248)

Income (loss) before income taxes	(836)	17,266	—	16,430
Income tax expense (benefit)	(192)	6,961	—	6,769

Net income (loss)	$(644)	$10,305	$—	$9,661

Total assets at end of period	$76,508	$4,405,078	$—	$4,481,586

	Six Months Ended September 30, 2007
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$191	$148,191	$(1,012)	$147,370
Interest expense	912	84,869	(1,012)	84,769

Net interest income (loss)	(721)	63,322	—	62,601
Provision for loan losses	—	4,366	—	4,366

Net interest income (loss) after provision for loan losses	(721)	58,956	—	58,235
Real estate investment partnership revenue	7,154	—	—	7,154
Other revenue from real estate operations	2,215	—	—	2,215
Other income	—	16,269	(60)	16,209
Real estate investment partnership cost of sales	(7,009)	—	—	(7,009)
Other expense from real estate partnership operations	(3,942)	—	60	(3,882)
Minority interest in loss of real estate partnerships	278	—	—	278
Other expense	—	(41,324)	—	(41,324)

Income (loss) before income taxes	(2,025)	33,901	—	31,876
Income tax expense (benefit)	(809)	13,525	—	12,716

Net income (loss)	$(1,216)	$20,376	$—	$19,160

Total assets at end of period	$71,333	$4,540,193	$—	$4,611,526

	Six Months Ended September 30, 2006
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$190	$137,519	$(962)	$136,747
Interest expense	931	71,095	(962)	71,064

Net interest income (loss)	(741)	66,424	—	65,683
Provision for loan losses	—	3,830	—	3,830

Net interest income (loss) after provision for loan losses	(741)	62,594	—	61,853
Real estate investment partnership revenue	8,117	—	—	8,117
Other revenue from real estate operations	3,722	—	—	3,722
Other income	—	14,583	(60)	14,523
Real estate investment partnership cost of sales	(7,339)	—	—	(7,339)
Other expense from real estate partnership operations	(4,817)	—	60	(4,757)
Minority interest in income of real estate partnerships	(363)	—	—	(363)
Other expense	—	(41,256)	—	(41,256)

Income (loss) before income taxes	(1,421)	35,921	—	34,500
Income tax expense (benefit)	(399)	14,591	—	14,192

Net income (loss)	$(1,022)	$21,330	$—	$20,308

Total assets at end of period	$76,508	$4,405,078	$—	$4,481,586

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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30,	March 31,
	2007	2007
Commitments to extend credit:	$123,954	$91,081
Unused lines of credit:
Home equity	92,105	91,630
Credit cards	37,193	40,799
Commercial	121,549	125,560
Letters of credit	47,470	59,910
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,401	20,902
Real estate investment segment borrowing guarantees unfunded	21,677	18,555
Other financial guarantees	669	900
Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (“FHLB”) under the Mortgage Partnership Finance Program, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.
The real estate investment segment borrowing guarantees unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships up to a total of $44.4 million. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Note 9 — Subsequent Events
On October 19, 2007, the Corporation declared a $0.18 per share cash dividend on its common stock, amounting to $3.8 million in the aggregate, to be paid on November 15, 2007 to stockholders of record on November 1, 2007.
On July 11, the Corporation entered into a definitive agreement with S&C Bank, whereby the Corporation has agreed to acquire S&C Bank for approximately $106 million in cash, funded primarily through the liquidation of short-term investments and borrowings. S&C Bank, based in New Richmond, Wisconsin, is a community bank with seventeen banking locations in Northwestern Wisconsin and the Greater Twin Cities area. As of September 30, 2007, S&C Bank had total assets of $405 million and total liabilities of $355 million. The transaction is currently expected to be completed during the second half of 2007, subject to regulatory approvals and the approval of S&C Bank’s shareholders. The Corporation expects the transaction to be accretive to earnings for fiscal year 2009.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three and six months ended September 30, 2007, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the second quarter ended September 30, 2007 include:
•	Diluted earnings per share remained constant at $0.44 for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006;

•	The interest rate spread decreased to 2.77% for the quarter ended September 30, 2007 compared to 3.01% for the quarter ended September 30, 2006 because interest-bearing liabilities repriced upward faster than interest-earning assets;

•	Loans receivable increased $71.9 million, or 1.85%, since March 31, 2007;

•	Deposits declined $69.7 million, or 2.14%, since March 31, 2007;

•	Book value per share was $15.88 at September 30, 2007 compared to $15.55 at March 31, 2007 and $15.18 at September 30, 2006; and

•	Total non-performing assets increased $8.6 million to $63.1 million at September 30, 2007 from March 31, 2007 and total non-accrual loans increased $8.5 million to $55.6 million at September 30, 2007 from March 31, 2007.

•	Real estate investment partnership revenue declined $963,000 from $8.1 million for the six months ended September 30, 2006 to $7.2 million for the six months ended September 30, 2007. Real estate investment partnership cost of sales declined $330,000 from $7.3 million to $7.0 million during the same respective periods. These decreases were due to the decline in the number of sales at the real estate partnership level. Net loss from the real estate investment segment increased from $1.0 million to $1.2 million for the six months ended September 30, 2006 and 2007, respectively. The partnerships currently have approximately 45 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2007	6/30/2007	3/31/2007	12/31/2006
Operations Data:
Net interest income	$31,584	$31,017	$29,834	$32,529
Provision for loan losses	2,095	2,271	4,050	3,375
Net gain on sale of loans	814	1,587	465	776
Real estate investment partnership revenue	2,428	4,726	2,851	8,009
Other non-interest income	7,696	8,327	8,205	7,331
Real estate investment partnership cost of sales	2,669	4,340	3,153	7,115
Other non-interest expense	22,659	22,547	21,410	22,443
Minority interest in loss of real estate partnership operations	(203)	(75)	(573)	(31)
Income before income taxes	15,302	16,574	13,315	15,743
Income taxes	6,028	6,688	5,086	5,308
Net income	9,274	9,886	8,229	10,435

Selected Financial Ratios (1):
Yield on earning assets	6.90%	6.80%	6.73%	6.81%
Cost of funds	4.13	4.05	4.08	3.92
Interest rate spread	2.77	2.75	2.65	2.89
Net interest margin	2.92	2.90	2.81	3.05
Return on average assets	0.82	0.88	0.74	0.93
Return on average equity	11.07	11.77	9.72	12.51
Average equity to average assets	7.37	7.49	7.61	7.45
Non-interest expense to average assets	2.23	2.40	2.21	2.64

Per Share:
Basic earnings per share	$0.44	$0.47	$0.39	$0.49
Diluted earnings per share	0.44	0.46	0.38	0.48
Dividends per share	0.18	0.17	0.17	0.17
Book value per share	15.88	15.54	15.55	15.45

Financial Condition:
Total assets	$4,611,526	$4,532,758	$4,539,685	$4,505,896
Loans receivable, net
Held for sale	5,403	9,062	4,474	4,470
Held for investment	3,944,980	3,890,053	3,874,049	3,834,381
Deposits	3,178,588	3,248,964	3,248,246	3,240,540
Borrowings	1,039,540	891,016	900,477	841,219
Stockholders’ equity	338,907	331,593	336,866	336,522
Allowance for loan losses	22,002	22,220	20,517	20,031
Non-performing assets	63,078	53,180	54,452	39,484

(1)	Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2006	6/30/2006	3/31/2006	12/31/2005
Operations Data:
Net interest income	$32,838	$32,845	$33,294	$33,837
Provision for loan losses	2,625	1,205	1,450	700
Net gain on sale of loans	1,349	869	1,348	144
Real estate investment partnership revenue	3,631	4,486	4,524	6,378
Other non-interest income	8,075	7,952	8,063	7,898
Real estate investment partnership cost of sales	3,486	3,853	3,791	5,527
Other non-interest expense	23,427	22,586	22,534	23,238
Minority interest in income (loss) of real estate partnership operations	(75)	438	29	304
Income before income taxes	16,430	18,070	19,425	18,488
Income taxes	6,769	7,423	7,973	7,595
Net income	9,661	10,647	11,452	10,893

Selected Financial Ratios (1):
Yield on earning assets	6.76%	6.52%	6.34%	6.15%
Cost of funds	3.75	3.43	3.11	2.88
Interest rate spread	3.01	3.09	3.23	3.27
Net interest margin	3.15	3.23	3.35	3.39
Return on average assets	0.88	1.00	1.10	1.04
Return on average equity	11.72	13.14	14.46	13.91
Average equity to average assets	7.53	7.60	7.59	7.45
Non-interest expense to average assets	2.46	2.48	2.52	2.74

Per Share:
Basic earnings per share	$0.45	$0.50	$0.54	$0.51
Diluted earnings per share	0.44	0.49	0.53	0.50
Dividends per share	0.17	0.16	0.16	0.16
Book value per share	15.18	14.91	14.69	14.32

Financial Condition:
Total assets	$4,481,586	$4,356,921	$4,275,140	$4,200,234
Loans receivable, net
Held for sale	5,393	4,118	5,509	5,847
Held for investment	3,794,039	3,709,745	3,614,265	3,545,436
Deposits	3,223,759	3,177,220	3,040,217	2,987,284
Borrowings	875,014	791,098	861,861	814,641
Stockholders’ equity	330,774	326,495	321,025	312,089
Allowance for loan losses	18,393	15,636	15,570	15,252
Non-performing assets	22,506	18,836	15,721	17,265

(1) Annualized when appropriate.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

Allowances are established for expected losses resulting from analysis developed through credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Loans subject to impairment are defined as non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent.

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

RESULTS OF OPERATIONS
General. Net income for the three and six months ended September 30, 2007 decreased $387,000 or 4.0% to $9.3 million from $9.7 million and decreased $1.1 million or 5.7% to $19.2 million from $20.3 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to a decrease in non-interest income of $2.1 million and a decrease in net interest income of $1.3 million, which were partially offset by a decrease in non-interest expense of $1.6 million, a decrease in income tax expense of $741,000 and a decrease in provision for loan losses of $530,000. The decrease in net income for the six-month period compared to the same period last year was largely due to a decrease in net interest income of $3.1 million, a decrease in non-interest income of $784,000 and an increase in provision for loan losses of $536,000, which were partially offset by a decrease in non-interest expense of $1.1 million, a decrease in income tax expense of $1.5 million and a decrease in minority interest income of real estate partnership operations of $641,000.
Net Interest Income. Net interest income decreased $1.3 million or 3.8% for the three months ended September 30, 2007 and decreased $3.1 million or 4.7% for the six months ended September 30, 2007, respectively, as compared to the same respective periods in the prior year. Interest income increased $4.2 million or 6.0% for the three months ended September 30, 2007 as compared to the same period in the prior year. Interest expense increased $5.5 million or 14.6% for the three months ended September 30, 2007 as compared to the same period in the prior year. The net interest margin decreased to 2.92% for the three-month period ended September 30, 2007 from 3.15% for the same period in the prior year and decreased to 2.91% for the six-month period ended September 30, 2007 from 3.19% for the same period in the prior year. The change in the net interest margin reflects the increase in the costs of interest-bearing liabilities, which was partially offset by the increase in yields on interest-earning assets. The interest rate spread decreased to 2.77% from 3.01% for the three-month period and decreased to 2.76% from 3.05% for the six-month period ended September 30, 2007 as compared to the same respective periods in the prior year.
Interest income on loans increased $4.0 million or 6.0% and $10.2 million or 8.0%, respectively, for the three and six months ended September 30, 2007, as compared to the same respective periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $145.3 million and $183.6 million in the three and six months ended September 30, 2007, respectively, as compared to the same respective periods in the prior year. There was also an increase of 15 basis points in the average yield on loans to 7.12% from 6.97% for the three-month period and an increase of 20 basis points to 7.06% from 6.86% for the six-month period. These increases were the result of loans being originated at higher interest rates and the upward pricing of adjustable rate mortgages. Interest income on mortgage-related securities decreased $33,000 or 1.1% and increased $69,000 or 1.2% for the three- and six-month periods ended September 30, 2007, as compared to the same respective periods in the prior year, primarily due to an increase of 24 basis points in the average yield on mortgage-related securities to 5.02% from 4.78% for the three-month period and an increase of 24 basis points to 4.96% from 4.72% for the six-month period. These increases were partially offset by a decrease of $14.7 million and $9.4 million, respectively, in the three- and six-month average balances of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) increased $105,000 or 8.5% and $363,000 or 16.5%, respectively, for the three- and six-month periods ended September 30, 2007 as compared to the same respective periods in the prior year. These increases were primarily a result of an increase of $23.2 million and $20.6 million, respectively, in the average balance of investment securities for the three- and six-month periods ended September 30, 2007 as compared to the same respective periods in 2006, offset in part by a decrease of 42 basis points and 9 basis points in the average yield on investment securities for the three- and six-month periods, respectively. Interest income on interest-bearing deposits increased $197,000 and decreased $39,000, respectively, for the three and six months ended September 30, 2007 as compared to the same respective periods in 2006, primarily due to increases in the average balances for the three-month period and decreases in the average balances for the six-month period.
Interest expense on deposits increased $2.8 million or 9.8% and $8.9 million or 16.5% for the three and six months ended September 30, 2007, respectively, as compared to the same respective periods in 2006. These increases were primarily attributable to an increase in the average balance of deposits, which increased $34.7 million and $94.2 million in the three and six month periods, respectively, primarily as a result of increases in demand deposits, and an increase of 31 basis points in the weighted average cost of deposits to 3.92% from 3.61% for the respective three-month period and an increase of 45 basis points in the weighted average cost of deposits to 3.90% from 3.45% for the respective six-month period. Interest expense on notes payable and other borrowings increased $2.7 million or 29.8% and $4.8 million or 28.1% during the three and six months ended September 30, 2007, as compared to the same respective periods in the prior year. For the three- and six-month periods ended September 30, 2007, the average balance of notes payable increased $127.0 million and $92.3 million, respectively, as compared to the same respective period in 2006. The weighted average cost of notes payable and other borrowings increased 55 basis points to 4.82% from 4.27% for the three-month period and increased 63 basis points to 4.76% from 4.13% for the six-month period.
Provision for Loan Losses. Provision for loan losses decreased $530,000 or 20.2% for the three-month period ended September 30, 2007, but increased $536,000 or 14.0% for the six-month period ended September 30, 2007, as compared to the same respective periods last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to the current economic climate and recent increases in delinquent loans and non-accrual loans (as discussed under “Asset Quality” below), management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended September 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,027,068	$52,658	6.96%	$2,929,479	$49,753	6.79%
Consumer loans	650,225	12,129	7.46	630,121	11,458	7.27
Commercial business loans	239,140	4,927	8.24	211,529	4,529	8.56

Total loans receivable (2) (3)	3,916,433	69,714	7.12	3,771,129	65,740	6.97
Mortgage-related securities (4)	241,394	3,028	5.02	256,050	3,061	4.78
Investment securities (4)	94,020	1,056	4.49	73,531	893	4.86
Interest-bearing deposits	37,592	636	6.77	31,140	439	5.64
Federal Home Loan Bank stock	44,271	289	2.61	41,598	347	3.34

Total interest-earning assets	4,333,710	74,723	6.90	4,173,448	70,480	6.76

Non-interest-earning assets	217,345			207,613

Total assets	$4,551,055			$4,381,061

Interest-Bearing Liabilities
Demand deposits	$958,627	5,694	2.38	$882,308	5,427	2.46
Regular passbook savings	195,910	225	0.46	210,632	242	0.46
Certificates of deposit	2,048,115	25,505	4.98	2,075,036	22,949	4.42

Total deposits	3,202,652	31,424	3.92	3,167,976	28,618	3.61
Short-term borrowings	667,165	8,474	5.08	253,174	3,550	5.61
Long-term borrowings	304,296	3,241	4.26	591,298	5,474	3.70

Total interest-bearing liabilities	4,174,113	43,139	4.13	4,012,448	37,642	3.75

Non-interest-bearing liabilities	41,701			38,876

Total liabilities	4,215,814			4,051,324
Stockholders’ equity	335,241			329,737

Total liabilities and stockholders’ equity	$4,551,055			$4,381,061

Net interest income/interest rate spread (5)		$31,584	2.77%		$32,838	3.01%

Net interest-earning assets	$159,597			$161,000

Net interest margin (6)			2.92%			3.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,021,682	$104,132	6.89%	$2,885,418	$96,241	6.67%
Consumer loans	644,763	23,916	7.42	625,506	22,472	7.19
Commercial business loans	235,489	9,697	8.24	207,386	8,802	8.49

Total loans receivable (2) (3)	3,901,934	137,745	7.06	3,718,310	127,515	6.86
Mortgage-related securities (4)	243,074	6,034	4.96	252,519	5,965	4.72
Investment securities (4)	85,271	1,988	4.66	64,269	1,503	4.68
Interest-bearing deposits	32,156	1,031	6.41	41,356	1,070	5.17
Federal Home Loan Bank stock	42,824	572	2.67	43,237	694	3.21

Total interest-earning assets	4,305,259	147,370	6.85	4,119,691	136,747	6.64

Non-interest-earning assets	215,023			204,086

Total assets	$4,520,282			$4,323,777

Interest-Bearing Liabilities
Demand deposits	$949,536	11,398	2.40	$856,693	9,835	2.30
Regular passbook savings	194,776	437	0.45	212,338	486	0.46
Certificates of deposit	2,078,707	51,035	4.91	2,059,754	43,653	4.24

Total deposits	3,223,019	62,870	3.90	3,128,785	53,974	3.45
Short-term borrowings	581,196	15,132	5.21	209,870	5,812	5.54
Long-term borrowings	339,612	6,767	3.99	618,589	11,278	3.65

Total interest-bearing liabilities	4,143,827	84,769	4.09	3,957,244	71,064	3.59

Non-interest-bearing liabilities	40,206			39,484

Total liabilities	4,184,033			3,996,728
Stockholders’ equity	336,249			327,049

Total liabilities and stockholders’ equity	$4,520,282			$4,323,777

Net interest income/interest rate spread (5)		$62,601	2.76%		$65,683	3.05%

Net interest-earning assets	$161,432			$162,447

Net interest margin (6)			2.91%			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $2.1 million or 16.2% to $10.9 million and decreased $784,000 or 3.0% to $25.6 million for the three and six months ended September 30, 2007, respectively, as compared to $13.1 million and $26.4 million for the same respective periods in 2006. The decrease for the three-month period ended September 30, 2007 was primarily due to the decrease in real estate partnership revenue of $1.2 million. In addition, other revenue from real estate operations decreased $583,000, net gain on sale of loans decreased $535,000 and other non-interest income decreased $480,000. These decreases were partially offset by an increase in service charges on deposits of $631,000 and an increase in investments and insurance commissions of $85,000 for the three-month period ended September 30, 2007, as compared to the same respective period in the prior year. The decrease in non-interest income for the six month period ended September 30, 2007 was primarily due to the decrease in other revenue from real estate operations of $1.5 million. In addition, real estate partnership revenue decreased $963,000 other non-interest income decreased $781,000. These decreases were partially offset by an increase in service charges on deposits of $1.3 million, an increase in loan servicing income of $441,000, an increase in net gain on sale of investments and mortgage-related securities of $298,000, an increase in investments and insurance commissions of $241,000 and an increase in net gain on sale of loans of $182,000 for the six-month period ended September 30, 2007, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense decreased $1.6 million or 5.9% to $25.3 million and decreased $1.1 million or 2.1% to $52.2 million for the three and six months ended September 30, 2007, respectively, as compared to $26.9 million and $53.4 million for the same respective periods in 2006. The decrease for the three-month period was primarily due to the decrease of real estate investment partnership cost of sales of $817,000, the decrease in other expenses from real estate operations of $382,000, the decrease in compensation expense of $278,000 and the decrease in data processing expense of $119,000. These decreases were partially offset by an increase in other non-interest expense of $184,000 for the three months ended September 30, 2007 as compared to the same period in the prior year. The decrease for the six-month period was primarily due to the decrease in other expenses from real estate partnership operations of $875,000. In addition, real estate investment partnership cost of sales decreased $330,000, marketing expense decreased $140,000 and occupancy expense decreased $111,000 for the six-month period ended September 30, 2007 as compared to the same period in the prior year. These decreases were partially offset by an increase in compensation expense of $266,000 and an increase in other non-interest expense of $130,000 for the six months ended September 30, 2007 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2003-2006 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax expense decreased $741,000 or 10.9% and $1.5 million or 10.4%, during the three and six months ended September 30, 2007, respectively, as compared to the same respective periods in 2006. This decrease was due to a decrease in income before income taxes. The effective tax rate was 39.4% and 39.9% for the three- and six-month periods ended September 30, 2007, respectively, as compared to 41.2% and 41.1% for the same respective periods last year. The decrease in the effective tax rate is due to the tax benefit recorded in the current periods for the deduction of dividends paid by the Corporation to employee benefit plans.

FINANCIAL CONDITION
During the six months ended September 30, 2007, the Corporation’s assets increased by $71.8 million from $4.54 billion at March 31, 2007 to $4.61 billion at September 30, 2007. The majority of this increase was attributable to a $71.9 million increase in loans receivable and a $47.8 million increase in investment securities, which were partially offset by decreases in other categories including a $54.4 million decrease in cash and cash equivalents.
Total loans (including loans held for sale) increased $71.9 million during the six months ended September 30, 2007. Activity for the period consisted of (i) originations and purchases of $815.5 million, (ii) sales of $208.2 million and (iii) principal repayments and other adjustments of $535.4 million.
Mortgage-related securities (both available for sale and held to maturity) decreased $5.0 million during the six months ended September 30, 2007 as a result of principal repayments and market value adjustments of $30.1 million, which were partially offset by purchases of $25.1 million in this period. Mortgage-related securities consisted of $154.3 million of mortgage-backed securities and $88.7 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at September 30, 2007.
Management believes that the Corporation’s CMOs and REMICs have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.
Investment securities increased $47.8 million during the six months ended September 30, 2007 as a result of purchases of $114.0 million of such securities, which were partially offset by sales and maturities of $66.4 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock increased $6.0 million during the six months ended September 30, 2007 due to the purchase of additional stock.
Real estate held for development and sale decreased $2.2 million to $58.1 million at September 30, 2007 from $60.3 million at March 31, 2007. This net decrease was the result of continued home and land lot sales.
Total liabilities increased $70.5 million during the six months ended September 30, 2007. This increase was largely due to a $139.1 million increase in borrowings, which was partially offset by a $69.7 million decrease in deposits. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $287.4 million at September 30, 2007 and $363.7 million at March 31, 2007, and generally mature within one to five years.
Stockholders’ equity increased $2.0 million during the six months ended September 30, 2007 as a net result of (i) comprehensive income of $19.4 million, (ii) stock options exercised of $1.4 million (with the excess of the cost of treasury shares over the option price ($812,000) charged to retained earnings), (iii) benefit plan shares earned and related tax adjustments totaling $14,000 and (iv) the issuance of shares for management and benefit plans of $257,000. These decreases were partially offset by (i) cash dividends of $7.4 million and (ii) purchases of treasury stock of $10.9 million.

ASSET QUALITY
Non-performing assets increased $8.6 million to $63.1 million at September 30, 2007 from $54.5 million at March 31, 2007 and increased as a percentage of total assets to 1.37% from 1.20% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At September 30,	At March 31,
	2007	2007	2006	2005
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$15,197	$13,038	$2,856	$2,406
Multi-family residential	16,315	17,289	4,214	—
Commercial real estate	10,412	12,030	3,398	4,894
Construction and land	8,133	1,696	—	—
Consumer	1,027	705	548	453
Commercial business	4,497	2,283	2,513	6,697

Total non-accrual loans	55,581	47,041	13,529	14,450
Foreclosed properties and repossessed assets, net	7,497	7,411	2,192	1,458

Total non-performing assets	$63,078	$54,452	$15,721	$15,908

Performing troubled debt restructurings	$400	$400	$—	$—

Total non-accrual loans to total loans(1)	1.34%	1.16%	0.35%	0.40%
Total non-performing assets to total assets	1.37	1.20	0.37	0.39
Allowance for loan losses to total loans(1)	0.53	0.50	0.41	0.73
Allowance for loan losses to total non-accrual loans	39.59	43.62	115.09	183.00
Allowance for loan and foreclosure losses to total non-performing assets	34.91	37.71	100.48	167.39

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $8.5 million during the six months ended September 30, 2007. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. The increase in non-accrual loans was primarily attributable to the addition of eleven single-family residential loans to one borrower that totaled $1.2 million, a multi-family loan in the amount of $1.3 million, three multi-family residential loans to one borrower that totaled $1.5 million, a multi-family loan in the amount of $4.2 million, a construction and land loan in the amount of $3.1 million and a commercial business loan in the amount of $1.2 million. This increase was partially offset by the pay off of a non-accrual multi-family residential loan totaling approximately $2.1 million as well as the sale of a foreclosed commercial real estate property totaling approximately $1.5 million. At September 30, 2007, there were seven non-accrual loans with loan balances greater than $1.0 million. One was a $2.3 million commercial real estate loan secured by commercial properties located throughout Wisconsin. The second was a $2.7 million multi-family residential loan secured by two multi-family properties located in central Wisconsin. The third was a $1.2 million multi-family residential loan secured by duplexes and lots located in southern Wisconsin. The fourth was a $4.2 million multi-family residential loan secured by a multi-family property located in Minnesota. The fifth was a $1.8 million construction loan secured by condominiums and single family lots located in northeast Wisconsin. The sixth was a $3.1 million construction loan secured by a retail development located in northeast Wisconsin. The seventh was a $1.2 million commercial business loan secured by a manufacturing plant in northern Wisconsin.

Foreclosed properties and repossessed assets increased $86,000 during the six months ended September 30, 2007.
At September 30, 2007, assets that the Corporation had classified as substandard, net of reserves, consisted of $71.0 million of loans and foreclosed properties. At March 31, 2007, substandard assets amounted to $61.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. The increase of $9.9 million in the substandard balance in the six months ended September 30, 2007 was largely attributable to the addition of a multi-family loan in the amount of $1.3 million, a construction loan in the amount of $3.1 million, a multi-family loan in the amount of $4.2 million and a commercial business loan in the amount of $1.2 million.
At September 30, 2007, substandard assets included eight loans with a carrying value of greater than $1.0 million, each of which is noted above.
At September 30, 2007, the Corporation had $7.9 million of impaired loans, net of charge off of $2.0 million during the quarter. At March 31, 2007, impaired loans were $922,000, net. The increase in impaired loans since March 31, 2007 was attributable to the addition of two loans described above which totaled $6.4 million in the aggregate. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	March 31,
	2007	2007	2006	2005
	(In Thousands)
Impaired loans	$7,929	$1,426	$6,381	$10,827

Less:
Specific valuation allowance	—	504	3,111	7,126

Total impaired loans, net of specific valuation allowance	$7,929	$922	$3,270	$3,701

Average impaired loans	$2,881	$2,360	$3,829	$11,535

Interest income recognized on impaired loans	$2	$44	$208	$249

Interest income recognized on a cash basis on impaired loans	$2	$44	$208	$249

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At September 30,	At March 31,
	2007	2007	2006	2005
	(In Thousands)
30 to 59 days	$40,290	$12,776	$9,874	$5,853
60 to 89 days	8,947	5,414	733	714

Total	$49,237	$18,190	$10,607	$6,567

The increase in loans 30-59 days delinquent since March 31, 2007 was in part due to ten borrowers with loans totaling approximately $19.9 million secured by commercial and multi-family residential properties. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars In Thousands)
Allowance at beginning of period	$22,220	$15,636	$20,517	$15,570
Charge-offs:
Mortgage	(1,965)	(210)	(2,415)	(625)
Consumer	(107)	(90)	(313)	(160)
Commercial business	(385)	(10)	(388)	(846)

Total charge-offs	(2,457)	(310)	(3,116)	(1,631)
Recoveries:
Mortgage	77	—	84	1
Consumer	8	9	22	15
Commercial business	59	433	129	608

Total recoveries	144	442	235	624

Net (charge-offs) recoveries	(2,313)	132	(2,881)	(1,007)
Provision for loan losses	2,095	2,625	4,366	3,830

Allowance at end of period	$22,002	$18,393	$22,002	$18,393

Net charge-offs to average loans	(0.24)%	0.01%	(0.15)%	(0.05)%

Although management believes that the September 30, 2007 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At September 30, 2007, the Bank had outstanding commitments to originate loans of $124.0 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $298.3 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2007 amounted to $1.83 billion. Scheduled maturities of borrowings during the same period totaled $855.3 million for the Bank and $66.5 million for the Corporation. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.4 million at September 30, 2007 related to approximately $1.54 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2007 and March 31, 2007:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At September 30, 2007:
Tier 1 capital
(to adjusted tangible assets)	$357,597	7.91%	$135,669	3.00%	$226,115	5.00%
Risk-based capital
(to risk-based assets)	379,599	10.64	285,526	8.00	356,907	10.00
Tangible capital
(to tangible assets)	357,597	7.91	67,835	1.50	N/A	N/A

At March 31, 2007:
Tier 1 capital
(to adjusted tangible assets)	$352,333	7.92%	$133,407	3.00%	$222,344	5.00%
Risk-based capital
(to risk-based assets)	372,346	10.84	274,773	8.00	343,466	10.00
Tangible capital
(to tangible assets)	352,333	7.92	66,703	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2007 and March 31, 2007:

	September 30,	March 31,
	2007	2007
	(In Thousands)
Stockholders’ equity of the Bank	$377,348	$371,708
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	205	581

Tier 1 and tangible capital	357,597	352,333
Plus: Allowable general valuation allowances	22,002	20,013

Risk-based capital	$379,599	$372,346

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
The Corporation’s principal real estate investment subsidiary, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At September 30, 2007, IDI had guaranteed $44.4 million of loans to partnerships made by subsidiaries of IDI. At the same date, $22.7 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 9/30/07	at 3/31/07
(Dollars in thousands)
Oakmont	Chandler Creek	$14,150	$12,350	$12,350

Davsha III	Indian Palms 147, LLC	4,655	226	851

Davsha V	Villa Santa Rosa, LLC	11,000	341	1,601

Davsha VII	La Vista Grande 121, LLC	14,619	9,830	11,067

Total		$44,424	$22,747	$25,869

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $44.4 million. At September 30, 2007, the Corporation’s investment in these partnerships consisted of assets of $46.8 million and cash and other assets of $2.8 million. The liabilities of these partnerships consisted of other borrowings of $25.1 million (reported as a part of FHLB and other borrowings), other liabilities of $1.5 million (reported as a part of other liabilities) and minority interest of $6.8 million. These amounts represent the Corporation’s maximum exposure to loss at September 30, 2007 as a result of involvement with these limited partnerships.
The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.
In addition, IDI has guaranteed a loan of Power Designers, Inc. in the amount of $1.2 million, of which there was an outstanding balance of $531,000 at September 30, 2007. Power Designers, Inc. is a heavy industrial battery charger manufacturer in which IDI has a 57.4% ownership interest.

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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at September 30, 2007 has not changed materially since March 31, 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
REGULATORY DEVELOPMENTS
On November 2, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress earlier this year to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that became effective at the beginning of 2007. The new rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to the Bank’s assessment base of approximately $3.2 billion, this translates to an annual deposit premium of approximately $1.6 million to $2.3 million. Most banks, including the Bank, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $2.7 million.
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

The Corporation’s market rate risk has not materially changed from March 31, 2007. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007. See also “Asset/Liability Management” in Part I, Item 2 of this report.

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

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs(2)
July 1 -July 31, 2007	1,999		$25.98	—	1,650,860

August 1 - August 31, 2007	—		—	—	1,650,860

September 1 - September 30, 2007	18,700		27.95	18,700	1,632,160

Total	20,699	(1)	$27.76	18,700	1,632,160

(1)	Consists of 18,700 shares purchased pursuant to a publicly announced repurchase program, and 1,999 shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

Item 3	Defaults upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

None.

Item 6	Exhibits

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date: November 6, 2007	By:	/s/ Douglas J. Timmerman
Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: November 6, 2007	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer