Form 10-Q
period 2007-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2008-02-06
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of January 31, 2008: 21,339,702

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2007	2007
	(In Thousands, Except Share Data)
Assets
Cash	$70,638	$77,951
Interest-bearing deposits	49,464	44,087

Cash and cash equivalents	120,102	122,038
Investment securities available for sale	146,496	73,545
Mortgage-related securities available for sale	270,528	247,971
Mortgage-related securities held to maturity (fair value of $62 and $68, respectively)	62	68
Loans, less allowance for loan losses of $28,761 at December 31, 2007 and $20,517 at March 31, 2007:
Held for sale	6,170	4,474
Held for investment	3,941,891	3,874,049
Foreclosed properties and repossessed assets, net	7,620	7,411
Real estate held for development and sale	59,170	60,303
Office properties and equipment	32,360	32,034
Federal Home Loan Bank stock—at cost	52,526	41,361
Accrued interest on investments, loans and other assets	68,892	56,475
Goodwill	19,956	19,956

Total assets	$4,725,773	$4,539,685

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$217,094	$241,234
Interest bearing	2,928,457	3,007,012

Total deposits	3,145,551	3,248,246
Short-term borrowings	543,265	472,400
Long-term borrowings	607,649	428,077
Other liabilities	82,027	46,610

Total liabilities	4,378,492	4,195,333

Minority interest in real estate partnerships	6,197	7,486

Commitments and contingent liabilities (Note 9)

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,337,957 and 21,669,094 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,140	72,122
Retained earnings	372,807	359,570
Accumulated other comprehensive income (loss)	339	(542)
Treasury stock (4,025,382 and 3,694,245 shares, respectively), at cost	(101,372)	(91,751)
Deferred compensation obligation	(5,366)	(5,069)

Total stockholders’ equity	341,084	336,866

Total liabilities and stockholders’ equity	$4,725,773	$4,539,685

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)

Interest income:
Loans	$68,732	$67,265	$206,477	$194,779
Mortgage-related securities	3,143	3,112	9,177	9,078
Investment securities	1,060	1,386	3,619	3,583
Interest-bearing deposits	1,102	814	2,134	1,884

Total interest income	74,037	72,577	221,407	209,324
Interest expense:
Deposits	31,036	30,746	93,906	84,720
Short-term borrowings	8,048	4,220	23,180	10,032
Long-term borrowings	3,615	5,082	10,382	16,360

Total interest expense	42,699	40,048	127,468	111,112

Net interest income	31,338	32,529	93,939	98,212
Provision for loan losses	7,792	3,375	12,158	7,205

Net interest income after provision for loan losses	23,546	29,154	81,781	91,007
Non-interest income:
Real estate investment partnership revenue	1,012	8,009	8,166	16,126
Loan servicing income	1,380	1,155	4,235	3,569
Credit enhancement income	426	418	1,271	1,252
Service charges on deposits	3,191	2,684	9,430	7,629
Investment and insurance commissions	1,016	1,002	3,056	2,800
Net gain on sale of loans	1,468	776	3,869	2,995
Net gain (loss) on sale of investments and mortgage-related securities	—	—	15	(283)
Other revenue from real estate partnership operations	2,750	863	4,965	4,585
Other	667	1,209	2,481	3,806

Total non-interest income	11,910	16,116	37,488	42,479

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$11,358	$11,340	$33,929	$33,645
Real estate investment partnership cost of sales	932	7,115	7,941	14,454
Occupancy	1,882	1,904	5,756	5,888
Furniture and equipment	1,626	1,418	4,650	4,465
Data processing	1,510	1,445	4,518	4,505
Marketing	1,086	1,152	3,256	3,463
Other expenses from real estate partnership operations	2,894	1,878	6,776	6,635
Other	3,824	3,306	10,501	9,856

Total non-interest expense	25,112	29,558	77,327	82,911

Minority interest in income (loss) of real estate partnership operations	(81)	(31)	(359)	332

Income before income taxes	10,425	15,743	42,301	50,243
Income taxes	4,096	5,308	16,812	19,500

Net income	$6,329	$10,435	$25,489	$30,743

Earnings per share:
Basic	$0.30	$0.49	$1.22	$1.43
Diluted	0.30	0.48	1.21	1.42
Dividends declared per share	0.18	0.17	0.53	0.50
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
	(In Thousands)

Operating Activities
Net income	$25,489	$30,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,158	7,205
Provision for depreciation and amortization	3,096	3,075
Cash paid due to origination of loans held for sale	(354,519)	(303,102)
Cash received due to sale of loans held for sale	356,692	307,136
Net gain on sales of loans	(3,869)	(2,995)
(Gain) loss on sale of investments	(15)	283
Increase in accrued interest receivable	(1,748)	(3,641)
Increase in prepaid expense and other assets	(10,669)	(485)
Increase in accrued interest payable	3,414	1,279
Increase in other liabilities	34,214	34,915
Other	(11,385)	(8,354)

Net cash provided by operating activities	52,858	66,059

Investing Activities
Proceeds from sales of investment securities available for sale	10,174	65
Proceeds from maturities of investment securities	206,055	157,520
Purchase of investment securities available for sale	(288,736)	(148,688)
Purchase of mortgage-related securities available for sale	(63,142)	(47,779)
Principal collected on mortgage-related securities	42,577	38,749
FHLB Stock Redemption	—	5,134
FHLB Stock Purchase	(11,165)	—
Net increase in loans held for investment	(71,711)	(223,111)
Purchases of office properties and equipment	(3,147)	(3,701)
Sales of office properties and equipment	41	161
Investment in real estate held for development and sale	881	(7,546)

Net cash used in investing activities	(178,173)	(229,196)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
	(In Thousands)

Financing Activities
(Decrease) increase in deposit accounts	$(98,327)	$205,295
Decrease in advance payments by borrowers for taxes and insurance	(6,579)	(6,304)
Increase in short-term borrowings	70,865	148,200
Proceeds from long-term borrowings	502,405	10,806
Repayment of long-term borrowings	(322,833)	(179,648)
Treasury stock purchased	(12,556)	(7,930)
Exercise of stock options	793	1,056
Cash received from employee stock purchase plan	727	182
Tax benefit from stock related compensation	18	766
Payments of cash dividends to stockholders	(11,134)	(10,726)

Net cash provided by financing activities	123,379	161,697

Net decrease in cash and cash equivalents	(1,936)	(1,440)
Cash and cash equivalents at beginning of period	122,038	152,544

Cash and cash equivalents at end of period	$120,102	$151,104

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$124,054	$109,833
Income taxes	21,184	26,690
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations and other data for the three-month and nine-month periods ended December 31, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2008. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2007.
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

Note 3 — Business Combination
Effective January 2, 2008, the Corporation acquired 100% of the outstanding common stock of S&C Bank (“S&C”), headquartered in New Richmond, Wisconsin. The definitive agreement (the “agreement”) was entered into on July 11, 2007 and, pursuant to that agreement, the Corporation purchased all of the outstanding shares of S&C. Under the terms of the agreement, 235,071 shares of S&C common stock were purchased by the Corporation and S&C shareholders received $450.93 in cash for each share of S&C common stock for a total purchase price of $106 million. At the date of acquisition, S&C became a wholly-owned subsidiary of the Corporation.
As the merger closed subsequent to the last business day of the quarter, the total assets and liabilities of S&C were not included in the consolidated balance sheets of the Corporation nor were the results of operations of S&C included with the Corporation’s results of operations as of December 31, 2007, but will be included in subsequent periods. The merger increases the Corporation’s presence in Wisconsin to include northwest Wisconsin.
As of January 2, 2008, the following shows the condensed balance sheet amounts assigned to the assets and liabilities of S&C, including all purchase adjustments at the time of acquisition (in thousands):

Cash and cash equivalents	$15,708
Investment securities	64,689
Loans, net of allowance	280,803
Office properties and equipment	12,959
Goodwill	50,361
Core deposit intangible	5,517
Other assets	8,041
Deposits	(305,450)
Borrowings	(22,566)
Other liabilities	(4,062)

Net assets acquired	$106,000

Certain amounts, including goodwill, are subject to change when the determination of asset and liability values is finalized within one year after completion of the merger. Valuations of certain assets and liabilities will be performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.
As the result of the S&C acquisition, the Corporation recorded an estimate of $5.5 million for the core deposit intangible. The Corporation will determine the final value and amortization period of this intangible asset with the assistance of independent valuation consultants. As of January 2, 2008, the amortization of the S&C core deposit intangible was estimated to be six years.

Note 4 — Stock-Based Compensation
The Corporation has stock compensation plans under which shares of common stock are reserved for the grant of incentive and non-incentive stock options and restricted stock or restricted stock units to directors, officers and employees. The date the options are first exercisable is determined when granted by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.
At December 31, 2007, an aggregate of 875,632 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Nine Months Ended December 31, 2007
		Weighted
		Average
	Options	Price

Outstanding at beginning of period	837,296	$19.82
Granted	—	—
Exercised	(69,682)	14.47
Forfeited	(11,740)	12.99

Outstanding at end of period	755,874	$20.41

Options exercisable at December 31, 2007	755,874	$20.41

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at December 31, 2007:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 — $15.70	261,700	3.14	$15.32	261,700	$15.32
$16.12 — $22.07	259,834	2.32	20.70	259,834	20.70
$23.77 — $31.95	234,340	6.01	25.79	234,340	25.79

	755,874	3.75	20.41	755,874	20.41

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $2.9 million.

A summary of restricted stock grants is provided in the following table:

	Nine Months Ended December 31, 2007
	Number of	Weighted
	Restricted Stock	Average
	Shares	Price

Balance at beginning of period	66,600	$29.62
Restricted stock granted	32,700	22.85
Restricted stock vested	(12,900)	29.14
Restriced stock forfeited	—	—

Balance at end of period	86,400	$27.69

Note 5 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $20.0 million at December 31, 2007 and at March 31, 2007.
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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)

Mortgage servicing rights as of March 31, 2006	$5,735	$1,324
Additions	2,464	456
Amortization	(1,835)	(733)

Mortgage servicing rights before valuation allowance at end of period	6,364	1,047
Valuation allowance	(709)	—

Net mortgage servicing rights as of March 31, 2007	$5,655	$1,047

Fair market value at the end of the period	$10,489	$1,673
Key assumptions:
Weighted average discount	11.23%	18.65%
Weighted average prepayment speed assumption	13.43%	12.90%

Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Additions	2,687	484
Amortization	(955)	(240)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	7,961	1,426
Valuation allowance	—	—

Net mortgage servicing rights as of December 31, 2007	$7,961	$1,426

Fair market value at the end of the period	$11,776	$2,047
Key assumptions:
Weighted average discount	11.22%	18.69%
Weighted average prepayment speed assumption	16.55%	11.16%
The projections of amortization expense for mortgage servicing rights set forth below are based on asset balances and the interest rate environment as of December 31, 2007. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

The following table shows the current period and estimated future amortization expense for mortgage servicing rights:

	Residential	Other
	(In Thousands)

Quarter ended December 31, 2007 (actual)	$374	$82

Estimate for the year ended March 31,
2008	$1,273	$320
2009	1,273	320
2010	1,273	320
2011	1,273	320
Thereafter	2,869	146

	$7,961	$1,426

Note 6 — Stockholders’ Equity
During the quarter ended December 31, 2007, options for 8,000 shares of common stock were exercised at a weighted-average price of $19.94 per share for a total of $160,000 for the three-month period. During the nine months ended December 31, 2007, options for 69,682 shares of common stock were exercised at a weighted average price of $14.47 per share for a total of $1.0 million for the nine-month period. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $875,000 was charged to retained earnings. During the quarter ended December 31, 2007, the Corporation issued 47,558 shares of treasury stock to the Corporation’s retirement and benefit plans. The weighted-average cost of these shares was $23.09 per share or $1.1 million in the aggregate. The $217,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended December 31, 2007, the Corporation acquired an aggregate of 60,000 shares of its common stock at a weighted-average price of $27.64 per share, or an aggregate of $1.7 million, as a result of purchases in the open market. See Part II, Item 2. On November 15, 2007, the Corporation paid a cash dividend of $.18 per share, amounting to $3.8 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended December 31, 2007 and 2006, total comprehensive income amounted to $7.0 million and $11.3 million, respectively. For the nine months ended December 31, 2007 and 2006, comprehensive income was $26.4 million and $32.1 million, respectively.
Upon adoption of Financial Accounting Standard 123(R) on April 1, 2007, the accounting for restricted stock was changed to prospectively recognize the unearned deferred compensation. The unearned portion was previously shown as a reduction of equity.

Note 7 — Earnings Per Share
Basic earnings per share for the three and nine months ended December 31, 2007 and 2006 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2007	2006

Numerator:
Net income	$6,329,095	$10,435,100

Numerator for basic and diluted earnings per share—income available to common stockholders	$6,329,095	$10,435,100

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,823,434	21,346,065
Effect of dilutive securities:
Employee stock options	108,040	268,287

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,931,474	21,614,352

Basic earnings per share	$0.30	$0.49

Diluted earnings per share	$0.30	$0.48

	Nine Months Ended December 31,
	2007	2006
Numerator:
Net income	$25,488,856	$30,742,722

Numerator for basic and diluted earnings per share—income available to common stockholders	$25,488,856	$30,742,722

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,941,736	21,429,886
Effect of dilutive securities:
Employee stock options	141,524	292,944

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,083,260	21,722,830

Basic earnings per share	$1.22	$1.43

Diluted earnings per share	$1.21	$1.42

Note 8 — Segment Information
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
Net loss from the real estate investment segment decreased $117,000 to a net loss of $185,000 and decreased $105,000 to a net loss of $1.2 million for the three and nine months ended December 31, 2007, respectively, as compared to net losses of $302,000 and $1.3 million for the same respective periods in 2006. The decreased loss for the three-month period was due to a $6.2 million decrease in real estate investment partnership cost of sales as well as a $1.9 million increase in partnership other revenue from real estate operations, which were offset in part by a $7.0 million decrease in partnership revenue as well as a $1.0 million increase in other expense from real estate partnership operations for the three months ended December 31, 2007 as compared to the same respective period in the prior year. For the nine-month period, there was a decrease of $8.0 million decrease in partnership sales, which was offset in part by a $6.5 million decrease in real estate investment cost of sales. In addition, minority interest in income of real estate partnerships decreased $691,000, income tax benefit increased $558,000 and other revenue from real estate operations increased $380,000 for the nine months ending December 31, 2007, as compared to the same respective period in the prior year. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three and nine months ended December 31, 2007 and 2006, respectively.

	Three Months Ended December 31, 2007
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

Interest income	$120	$74,442	$(525)	$74,037
Interest expense	493	42,731	(525)	42,699

Net interest income (loss)	(373)	31,711	—	31,338
Provision for loan losses	—	7,792	—	7,792

Net interest income (loss) after provision for loan losses	(373)	23,919	—	23,546
Real estate investment partnership revenue	1,012	—	—	1,012
Other revenue from real estate operations	2,750	—	—	2,750
Other income	—	8,178	(30)	8,148
Real estate investment partnership cost of sales	(932)	—	—	(932)
Other expense from real estate partnership operations	(2,924)	—	30	(2,894)
Minority interest in loss of real estate partnerships	81	—	—	81
Other expense	—	(21,286)	—	(21,286)

Income (loss) before income taxes	(386)	10,811	—	10,425
Income tax expense (benefit)	(201)	4,297	—	4,096

Net income (loss)	$(185)	$6,514	$—	$6,329

Total assets at end of period	$73,363	$4,652,410	$—	$4,725,773

	Three Months Ended December 31, 2006
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

Interest income	$88	$73,005	$(516)	$72,577
Interest expense	508	40,056	(516)	40,048

Net interest income (loss)	(420)	32,949	—	32,529
Provision for loan losses	—	3,375	—	3,375

Net interest income (loss) after provision for loan losses	(420)	29,574	—	29,154
Real estate investment partnership revenue	8,009	—	—	8,009
Other revenue from real estate operations	863	—	—	863
Other income	—	7,274	(30)	7,244
Real estate investment partnership cost of sales	(7,115)	—	—	(7,115)
Other expense from real estate partnership operations	(1,908)	—	30	(1,878)
Minority interest in loss of real estate partnerships	31	—	—	31
Other expense	—	(20,565)	—	(20,565)

Income (loss) before income taxes	(540)	16,283	—	15,743
Income tax expense (benefit)	(238)	5,546	—	5,308

Net income (loss)	$(302)	$10,737	$—	$10,435

Total assets at end of period	$75,561	$4,430,335	$—	$4,505,896

	Nine Months Ended December 31, 2007
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

Interest income	$310	$222,635	$(1,538)	$221,407
Interest expense	1,406	127,600	(1,538)	127,468

Net interest income (loss)	(1,096)	95,035	—	93,939
Provision for loan losses	—	12,158	—	12,158

Net interest income (loss) after provision for loan losses	(1,096)	82,877	—	81,781
Real estate investment partnership revenue	8,166	—	—	8,166
Other revenue from real estate operations	4,965	—	—	4,965
Other income	—	24,446	(89)	24,357
Real estate investment partnership cost of sales	(7,941)	—	—	(7,941)
Other expense from real estate partnership operations	(6,865)	—	89	(6,776)
Minority interest in loss of real estate partnerships	359	—	—	359
Other expense	—	(62,610)	—	(62,610)

Income (loss) before income taxes	(2,412)	44,713	—	42,301
Income tax expense (benefit)	(1,195)	18,007	—	16,812

Net income (loss)	$(1,217)	$26,706	$—	$25,489

Total assets at end of period	$73,363	$4,652,410	$—	$4,725,773

	Nine Months Ended December 31, 2006
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

Interest income	$279	$210,523	$(1,478)	$209,324
Interest expense	1,439	111,151	(1,478)	111,112

Net interest income (loss)	(1,160)	99,372	—	98,212
Provision for loan losses	—	7,205	—	7,205

Net interest income (loss) after provision for loan losses	(1,160)	92,167	—	91,007
Real estate investment partnership revenue	16,126	—	—	16,126
Other revenue from real estate operations	4,585	—	—	4,585
Other income	—	21,857	(89)	21,768
Real estate investment partnership cost of sales	(14,454)	—	—	(14,454)
Other expense from real estate partnership operations	(6,724)	—	89	(6,635)
Minority interest in income of real estate partnerships	(332)	—	—	(332)
Other expense	—	(61,822)	—	(61,822)

Income (loss) before income taxes	(1,959)	52,202	—	50,243
Income tax expense (benefit)	(637)	20,137	—	19,500

Net income (loss)	$(1,322)	$32,065	$—	$30,743

Total assets at end of period	$75,561	$4,430,335	$—	$4,505,896

Note 9 — Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31,	March 31,
	2007	2007

Commitments to extend credit:	$75,855	$91,081
Unused lines of credit:
Home equity	95,768	91,630
Credit cards	36,862	40,799
Commercial	121,622	125,560
Letters of credit	50,538	59,910
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	22,023	20,902
Real estate investment segment borrowing guarantees unfunded	3,828	18,555
Other financial guarantees	669	900
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
The real estate investment segment borrowing guarantees unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships up to a total of $31.5 million. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Note 10 — Subsequent Events
On January 22, 2008, the Corporation declared a $0.18 per share cash dividend on its common stock, amounting to $3.8 million in the aggregate, to be paid on February 15, 2008 to stockholders of record on January 31, 2008.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three and nine months ended December 31, 2007, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the third quarter ended December 31, 2007 include:
•	Diluted earnings per share decreased to $0.30 for the quarter ended December 31, 2007 compared to $0.48 per share for the quarter ended December 31, 2006, primarily due to a $4.4 million increase in the provision for loan losses as well as a $1.2 million decrease in net interest income;

•	The interest rate spread decreased to 2.67% for the quarter ended December 31, 2007 compared to 2.89% for the quarter ended December 31, 2006;

•	Loans receivable increased $69.5 million, or 1.79%, since March 31, 2007;

•	Deposits declined $102.7 million, or 3.16%, since March 31, 2007;

•	Book value per share was $15.98 at December 31, 2007 compared to $15.55 at March 31, 2007 and $15.45 at December 31, 2006; and

•	Total non-performing assets increased $32.6 million to $87.0 million at December 31, 2007 from March 31, 2007 and total non-accrual loans increased $32.3 million to $79.4 million at December 31, 2007 from March 31, 2007. In addition, loans 30-89 days delinquent increased $24.4 million from March 31, 2007 to December 31, 2007, which may result in further increases in non-performing loans and the provision for loan losses in future periods.

•	Real estate investment partnership revenue declined $7.9 million from $16.1 million for the nine months ended December 31, 2006 to $8.2 million for the nine months ended December 31, 2007. Real estate investment partnership cost of sales declined $6.6 million from $14.5 million to $7.9 million during the same respective periods. These decreases were due to the decline in the number of sales at the real estate partnership level. Net loss from the real estate investment segment decreased from $1.3 million to $1.2 million for the nine months ended December 31, 2006 and 2007, respectively. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

(Dollars in thousands — except per share amounts)	Three Months Ended
	12/31/2007	9/30/2007	6/30/2007	3/31/2007
Operations Data:
Net interest income	$31,338	$31,584	$31,017	$29,834
Provision for loan losses	7,792	2,095	2,271	4,050
Net gain on sale of loans	1,468	814	1,587	465
Real estate investment partnership revenue	1,012	2,428	4,726	2,851
Other non-interest income	9,430	7,696	8,327	8,205
Real estate investment partnership cost of sales	932	2,669	4,340	3,153
Other non-interest expense	24,180	22,659	22,547	21,410
Minority interest in loss of real estate partnership operations	(81)	(203)	(75)	(573)
Income before income taxes	10,425	15,302	16,574	13,315
Income taxes	4,096	6,028	6,688	5,086
Net income	6,329	9,274	9,886	8,229

Selected Financial Ratios (1):
Yield on earning assets	6.68%	6.90%	6.80%	6.73%
Cost of funds	4.01	4.13	4.05	4.08
Interest rate spread	2.67	2.77	2.75	2.65
Net interest margin	2.83	2.92	2.90	2.81
Return on average assets	0.54	0.82	0.88	0.74
Return on average equity	7.44	11.07	11.77	9.72
Average equity to average assets	7.31	7.37	7.49	7.61
Non-interest expense to average assets	2.16	2.23	2.40	2.21

Per Share:
Basic earnings per share	$0.30	$0.44	$0.47	$0.39
Diluted earnings per share	0.30	0.44	0.46	0.38
Dividends per share	0.18	0.18	0.17	0.17
Book value per share	15.98	15.88	15.54	15.55

Financial Condition:
Total assets	$4,725,773	$4,611,526	$4,532,758	$4,539,685
Loans receivable, net
Held for sale	6,170	5,403	9,062	4,474
Held for investment	3,941,891	3,944,980	3,890,053	3,874,049
Deposits	3,145,551	3,178,588	3,248,964	3,248,246
Borrowings	1,150,914	1,039,540	891,016	900,477
Stockholders’ equity	341,084	338,907	331,593	336,866
Allowance for loan losses	28,761	22,002	22,220	20,517
Non-performing assets	87,002	63,078	53,180	54,452

(1)	Annualized when appropriate.

(Dollars in thousands — except per share amounts)	Three Months Ended
	12/31/2006	9/30/2006	6/30/2006	3/31/2006
Operations Data:
Net interest income	$32,529	$32,838	$32,845	$33,294
Provision for loan losses	3,375	2,625	1,205	1,450
Net gain on sale of loans	776	1,349	869	1,348
Real estate investment partnership revenue	8,009	3,631	4,486	4,524
Other non-interest income	7,331	8,075	7,952	8,063
Real estate investment partnership cost of sales	7,115	3,486	3,853	3,791
Other non-interest expense	22,443	23,427	22,586	22,534
Minority interest in income (loss) of real estate partnership operations	(31)	(75)	438	29
Income before income taxes	15,743	16,430	18,070	19,425
Income taxes	5,308	6,769	7,423	7,973
Net income	10,435	9,661	10,647	11,452

Selected Financial Ratios (1):
Yield on earning assets	6.81%	6.76%	6.52%	6.34%
Cost of funds	3.92	3.75	3.43	3.11
Interest rate spread	2.89	3.01	3.09	3.23
Net interest margin	3.05	3.15	3.23	3.35
Return on average assets	0.93	0.88	1.00	1.10
Return on average equity	12.51	11.72	13.14	14.46
Average equity to average assets	7.45	7.53	7.60	7.59
Non-interest expense to average assets	2.64	2.46	2.48	2.52

Per Share:
Basic earnings per share	$0.49	$0.45	$0.50	$0.54
Diluted earnings per share	0.48	0.44	0.49	0.53
Dividends per share	0.17	0.17	0.16	0.16
Book value per share	15.45	15.18	14.91	14.69

Financial Condition:
Total assets	$4,505,896	$4,481,586	$4,356,921	$4,275,140
Loans receivable, net
Held for sale	4,470	5,393	4,118	5,509
Held for investment	3,834,381	3,794,039	3,709,745	3,614,265
Deposits	3,240,540	3,223,759	3,177,220	3,040,217
Borrowings	841,219	875,014	791,098	861,861
Stockholders’ equity	336,522	330,774	326,495	321,025
Allowance for loan losses	20,031	18,393	15,636	15,570
Non-performing assets	39,484	22,506	18,836	15,721

(1)	Annualized when appropriate.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operating expense based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors.

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

RESULTS OF OPERATIONS
General. Net income for the three and nine months ended December 31, 2007 decreased $4.1 million or 39.3% to $6.3 million from $10.4 million and decreased $5.3 million or 17.1% to $25.5 million from $30.7 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $4.4 million, a decrease in non-interest income of $4.2 million and a decrease in net interest income of $1.2 million, which were partially offset by a decrease in non-interest expense of $4.4 million and a decrease in income tax expense of $1.2 million. The decrease in net income for the nine-month period compared to the same period last year was largely due to an increase in provision for loan losses of $5.0 million, a decrease in non-interest income of $5.0 million and a decrease in net interest income of $4.3 million, which were partially offset by a decrease in non-interest expense of $5.6 million, a decrease in income tax expense of $2.7 million and a decrease in minority interest income of real estate partnership operations of $691,000.
Net Interest Income. Net interest income decreased $1.2 million or 3.7% for the three months ended December 31, 2007 and decreased $4.3 million or 4.4% for the nine months ended December 31, 2007, respectively, as compared to the same respective periods in the prior year. Interest income increased $1.5 million or 2.0% for the three months ended December 31, 2007 as compared to the same period in the prior year. Interest expense increased $2.7 million or 6.6% for the three months ended December 31, 2007 as compared to the same period in the prior year. The net interest margin decreased to 2.83% for the three-month period ended December 31, 2007 from 3.05% for the same period in the prior year and decreased to 2.88% for the nine-month period ended December 31, 2007 from 3.14% for the same period in the prior year. The change in the net interest margin reflects the increase in the costs of interest-bearing liabilities and the decrease in yield on interest-earning assets from 6.81% to 6.68% during the three months ended December 31, 2006 and 2007, respectively. The decrease in the yield on interest-earning assets is the result of the reversal of interest income on nonaccrual loans as well as the indefinite suspension of dividends on the Federal Home Loan Bank stock. The interest rate spread decreased to 2.67% from 2.89% for the three-month period and decreased to 2.73% from 3.00% for the nine-month period ended December 31, 2007 as compared to the same respective periods in the prior year.
Interest income on loans increased $1.5 million or 2.2% and $11.7 million or 6.0%, respectively, for the three and nine months ended December 31, 2007, as compared to the same respective periods in the prior year. These increases were primarily attributable to an increase in the average balance of loans, which increased $135.6 million and $167.5 million in the three and nine months ended December 31, 2007, respectively, as compared to the same respective periods in the prior year. There was also a decrease of 9 basis points in the average yield on loans to 6.96% from 7.05% for the three-month period and an increase of 11 basis points to 7.03% from 6.92% for the nine-month period. The decrease for the three-month period was the result of the reversal of interest income on nonaccrual loans. The increase for the nine-month period was the result of loans being originated at higher interest rates and the upward pricing of adjustable rate mortgages. Interest income on mortgage-related securities increased $31,000 or 1.0% and $99,000 or 1.1% for the three- and nine-month periods ended December 31, 2007, as compared to the same respective periods in the prior year, primarily due to an increase of 30 basis points in the average yield on mortgage-related securities to 5.10% from 4.80% for the three-month period and an increase of 26 basis points to 5.01% from 4.75% for the nine-month period. These increases were partially offset by a decrease of $12.9 million and $10.6 million, respectively, in the three- and nine-month average balances of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $326,000 or 23.5% and increased $36,000 or 1.0%, respectively, for the three- and nine-month periods ended December 31, 2007 as compared to the same respective periods in the prior year. The decrease for the three-month period was due to the indefinite suspension of dividends on the Federal Home Loan Bank stock in 2007. The increase for the nine-month period was primarily a result of an increase of $30.1 million in the average balance of investment securities for the nine-month period ended December 31, 2007 as compared to the same respective period in 2006, offset in part by a decrease of 84 basis points in the average yield on investment securities for the nine-month period. Interest income on interest-bearing deposits increased $288,000 and $250,000, respectively, for the three and nine months ended December 31, 2007 as compared to the same respective periods in 2006, primarily due to increases in the average yields for the three- and nine-month periods.
Interest expense on deposits increased $290,000 or 0.9% and $9.2 million or 10.8% for the three and nine months ended December 31, 2007, respectively, as compared to the same respective periods in 2006. These increases were primarily attributable to a decrease in the average balance of deposits of $27.7 million for the three months ended December 31, 2007 as compared to the same period in the prior year, an increase of 7 basis points in the weighted average cost of deposits to 3.86% from 3.79% for the respective three-month periods and an increase of 32 basis points in the weighted average cost of deposits to 3.89% from 3.57% for the respective nine-month periods. In addition, interest expense increased in the nine months ended December 31, 2007 due to an increase in the average balance of deposits, which increased $53.4 million, primarily as a result of increases in demand deposits, Interest expense on notes payable and other borrowings increased $2.4 million or 25.4% and $7.2 million or 27.2% during the three and nine months ended December 31, 2007, as compared to the same respective periods in the prior year. For the three- and nine-month periods ended December 31, 2007, the average balance of notes payable increased $198.0 million and $127.7 million, respectively, as compared to the same respective period in 2006. The weighted average cost of notes payable and other borrowings increased 7 basis points to 4.47% from 4.40% for the three-month period and increased 43 basis points to 4.65% from 4.22% for the nine-month period.
Provision for Loan Losses. Provision for loan losses increased $4.4 million or 130.9% and $5.0 million or 68.7% for the three- and nine-month periods ended December 31, 2007, respectively, as compared to the same periods last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to the current economic climate and recent increases in delinquent loans and non-accrual loans (as discussed under “Asset Quality” below), management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb future charge-offs of loans deemed uncollectible.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended December 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,050,053	$52,246	6.85%	$2,967,524	$50,906	6.86%
Consumer loans	664,010	12,118	7.30	629,809	11,810	7.50
Commercial business loans	236,975	4,368	7.37	218,092	4,549	8.34

Total loans receivable (2) (3)	3,951,038	68,732	6.96	3,815,425	67,265	7.05
Mortgage-related securities (4)	246,591	3,143	5.10	259,449	3,112	4.80
Investment securities (4)	129,023	1,060	3.29	86,813	1,061	4.89
Interest-bearing deposits	61,128	1,102	7.21	60,382	814	5.39
Federal Home Loan Bank stock	48,279	—	0.00	41,327	325	3.15

Total interest-earning assets	4,436,059	74,037	6.68	4,263,396	72,577	6.81

Non-interest-earning assets	220,387			211,173

Total assets	$4,656,446			$4,474,569

Interest-Bearing Liabilities
Demand deposits	$955,174	5,174	2.17	$927,042	5,664	2.44
Regular passbook savings	192,614	226	0.47	204,235	236	0.46
Certificates of deposit	2,070,000	25,636	4.95	2,114,254	24,846	4.70

Total deposits	3,217,788	31,036	3.86	3,245,531	30,746	3.79
Short-term borrowings	672,177	8,048	4.79	303,040	4,220	5.57
Long-term borrowings	371,489	3,615	3.89	542,657	5,082	3.75

Total interest-bearing liabilities	4,261,454	42,699	4.01	4,091,228	40,048	3.92

Non-interest-bearing liabilities	54,535			49,770

Total liabilities	4,315,989			4,140,998
Stockholders’ equity	340,457			333,571

Total liabilities and stockholders’ equity	$4,656,446			$4,474,569

Net interest income/interest rate spread (5)		$31,338	2.67%		$32,529	2.89%

Net interest-earning assets	$174,605			$172,168

Net interest margin (6)			2.83%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,031,122	$156,378	6.88%	$2,912,886	$147,146	6.74%
Consumer loans	651,202	36,035	7.38	626,945	34,282	7.29
Commercial business loans	235,986	14,064	7.95	210,968	13,351	8.44

Total loans receivable (2) (3)	3,918,310	206,477	7.03	3,750,799	194,779	6.92
Mortgage-related securities (4)	244,251	9,177	5.01	254,837	9,078	4.75
Investment securities (4)	99,908	3,047	4.07	71,811	2,564	4.76
Interest-bearing deposits	41,848	2,134	6.80	47,721	1,884	5.26
Federal Home Loan Bank stock	44,649	572	1.71	42,598	1,019	3.19

Total interest-earning assets	4,348,966	221,407	6.79	4,167,766	209,324	6.70

Non-interest-earning assets	216,911			206,512

Total assets	$4,565,877			$4,374,278

Interest-Bearing Liabilities
Demand deposits	$951,422	16,571	2.32	$880,228	15,499	2.35
Regular passbook savings	194,053	663	0.46	209,627	721	0.46
Certificates of deposit	2,075,794	76,672	4.92	2,077,987	68,500	4.40

Total deposits	3,221,269	93,906	3.89	3,167,842	84,720	3.57
Short-term borrowings	611,633	23,180	5.05	241,040	10,032	5.55
Long-term borrowings	350,277	10,382	3.95	593,186	16,360	3.68

Total interest-bearing liabilities	4,183,179	127,468	4.06	4,002,068	111,112	3.70

Non-interest-bearing liabilities	45,032			42,925

Total liabilities	4,228,211			4,044,993
Stockholders’ equity	337,666			329,285

Total liabilities and stockholders’ equity	$4,565,877			$4,374,278

Net interest income/interest rate spread (5)		$93,939	2.73%		$98,212	3.00%

Net interest-earning assets	$165,787			$165,698

Net interest margin (6)			2.88%			3.14%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.04			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $4.2 million or 26.1% to $11.9 million and decreased $5.0 million or 11.7% to $37.5 million for the three and nine months ended December 31, 2007, respectively, as compared to $16.1 million and $42.5 million for the same respective periods in 2006. The decrease for the three-month period ended December 31, 2007 was primarily due to the decrease in real estate partnership revenue of $7.0 million. In addition, other non-interest income decreased $542,000. These decreases were partially offset by an increase in other revenue from real estate operations of $1.9 million, an increase in net gain on sale of loans of $692,000, an increase in service charges on deposits of $507,000 and an increase in loan servicing income of $225,000 for the three-month period ended December 31, 2007, as compared to the same respective period in the prior year. The decrease in non-interest income for the nine month period ended December 31, 2007 was primarily due to the decrease in real estate partnership revenue of $8.0 million. In addition, other non-interest income decreased $1.3 million. These decreases were partially offset by an increase in service charges on deposits of $1.8 million, an increase in net gain on sale of loans of $874,000 and an increase in loan servicing income of $666,000. In addition, other revenue from real estate operations increased $380,000, net gain on sale of investments and mortgage-related securities increased $298,000 and investment and insurance commissions increased $256,000 for the nine-month period ended December 31, 2007, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense decreased $4.4 million or 15.0% to $25.1 million and decreased $5.6 million or 6.7% to $77.3 million for the three and nine months ended December 31, 2007, respectively, as compared to $29.6 million and $82.9 million for the same respective periods in 2006. The decrease for the three-month period was primarily due to the decrease of real estate investment partnership cost of sales of $6.2 million. This decrease was partially offset by an increase in other expense from real estate operations of $1.0 million, an increase in other non-interest expense of $518,000 and an increase in furniture and equipment expense of $208,000 for the three months ended December 31, 2007 as compared to the same period in the prior year. The decrease for the nine-month period was primarily due to the decrease in real estate investment partnership cost of sales of $6.5 million. In addition, marketing expense decreased $207,000 and occupancy expense decreased $132,000 for the nine-month period ended December 31, 2007 as compared to the same period in the prior year. These decreases were partially offset by an increase in other non-interest expense of $645,000, an increase in compensation expense of $284,000, an increase in furniture and equipment expense of $185,000 and an increase in other expenses from real estate operations of $141,000 for the nine months ended December 31, 2007 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2003-2006 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax expense decreased $1.2 million or 22.8% and $2.7 million or 13.8%, during the three and nine months ended December 31, 2007, respectively, as compared to the same respective periods in 2006. This decrease was due to a decrease in income before income taxes. The effective tax rate was 39.3% and 39.7% for the three- and nine-month periods ended December 31, 2007, respectively, as compared to 33.7% and 38.8% for the same respective periods last year. The increase in the effective tax rate is due to the tax benefit recorded in the prior periods for the deduction of dividends paid by the Corporation to employee benefit plans.

FINANCIAL CONDITION
During the nine months ended December 31, 2007, the Corporation’s assets increased by $186.1 million from $4.54 billion at March 31, 2007 to $4.73 billion at December 31, 2007. The majority of this increase was attributable to a $73.0 million increase in investment securities, a $69.5 million increase in loans receivable and a $22.6 million increase in mortgage-related securities.
Total loans (including loans held for sale) increased $69.5 million during the nine months ended December 31, 2007. Activity for the period consisted of (i) originations and purchases of $1.24 billion, (ii) sales of $352.8 million and (iii) principal repayments and other adjustments of $817.0 million.
Mortgage-related securities (both available for sale and held to maturity) increased $22.6 million during the nine months ended December 31, 2007 as a result of purchases of $63.1 million, which were partially offset by principal repayments and market value adjustments of $40.6 million in this period. Mortgage-related securities consisted of $153.5 million of mortgage-backed securities and $117.1 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at December 31, 2007.
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
A collateralized debt obligation (“CDO’s”) is a type of asset-backed security and structured credit product which gains exposure to the credit of a portfolio of fixed-income assets and divides the credit risk among different tranches. The investment portfolio of the Corporation does not contain any CDO’s.
Investment securities increased $73.0 million during the nine months ended December 31, 2007 as a result of purchases of $288.7 million of such securities, which were partially offset by sales and maturities of $216.2 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock increased $11.2 million during the nine months ended December 31, 2007 due to the purchase of additional stock.
Real estate held for development and sale decreased $1.1 million to $59.2 million at December 31, 2007 from $60.3 million at March 31, 2007. This net decrease was the result of continued home and land lot sales.
Total liabilities increased $183.2 million during the nine months ended December 31, 2007. This increase was largely due to a $250.4 million increase in borrowings and a $35.4 million increase in other liabilities, which were partially offset by a $102.7 million decrease in deposits. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $221.4 million at December 31, 2007 and $363.7 million at March 31, 2007, and generally mature within one to five years.
Stockholders’ equity increased $4.2 million during the nine months ended December 31, 2007 as a net result of (i) comprehensive income of $26.4 million, (ii) stock options exercised of $1.7 million (with the excess of the cost of treasury shares over the option price ($875,000) charged to retained earnings), (iii) benefit plan shares earned and related tax adjustments totaling $18,000 and (iv) the issuance of shares for management and benefit plans of $727,000. These increases were partially offset by (i) cash dividends of $11.1 million and (ii) purchases of treasury stock of $12.6 million.

ASSET QUALITY
Non-performing assets increased $32.6 million to $87.0 million at December 31, 2007 from $54.5 million at March 31, 2007 and increased as a percentage of total assets to 1.84% from 1.20% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At December 31,	At March 31,
	2007	2007	2006	2005
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$17,622	$13,038	$2,856	$2,406
Multi-family residential	19,049	17,289	4,214	—
Commercial real estate	21,519	12,030	3,398	4,894
Construction and land	10,422	1,696	—	—
Consumer	1,307	705	548	453
Commercial business	9,463	2,283	2,513	6,697

Total non-accrual loans	79,382	47,041	13,529	14,450
Foreclosed properties and repossessed assets, net	7,620	7,411	2,192	1,458

Total non-performing assets	$87,002	$54,452	$15,721	$15,908

Performing troubled debt restructurings	$400	$400	$—	$—

Total non-accrual loans to total loans(1)	1.93%	1.16%	0.35%	0.40%
Total non-performing assets to total assets	1.84	1.20	0.37	0.39
Allowance for loan losses to total loans(1)	0.70	0.50	0.41	0.73
Allowance for loan losses to total non-accrual loans	36.23	43.62	115.09	183.00
Allowance for loan and foreclosure losses to total non-performing assets	33.08	37.71	100.48	167.39

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $32.3 million during the nine months ended December 31, 2007. The increase in non-accrual loans at December 31, 2007 reflects the slow-down of the overall economy, including the housing market. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. At December 31, 2007, the following non-accrual loans had loan balances greater than $1.0 million and have been added since March 31, 2007:
•	$1.2 million multi-family residential loan secured by duplexes and lots located in southern Wisconsin

•	$2.7 million multi-family residential loan secured by two multi-family properties in central Wisconsin

•	$4.2 million multi-family residential loan secured by a multi-family property located in Minnesota

•	$2.3 million commercial real estate loan secured by commercial properties located throughout Wisconsin

•	$1.1 million commercial real estate loan secured by a warehouse in northeast Wisconsin

•	$2.6 million commercial real estate loan secured by condominiums in southeast Wisconsin

•	$3.0 million commercial real estate loan secured by a sports complex in southeast Wisconsin

•	$1.4 million construction and land development loan secured by a property in northeast Wisconsin

•	$1.4 million construction and land development loan secured by condominiums in southeast Wisconsin

•	$3.0 million construction and land development loan secured by a retail development in northeast Wisconsin

•	$1.2 million commercial business loan secured by a manufacturing plant in northern Wisconsin

•	$2.9 million foreclosed property secured by a condominium project in Southern Wisconsin

At December 31, 2007, the following non-accrual loans had loan balances greater than $1.0 million and have been on the non-accrual list since March 31, 2007:
•	$2.7 million multi-family residential loan secured by two multi-family properties located in central Wisconsin

•	$2.3 million commercial real estate loan secured by commercial properties located throughout Wisconsin
The preceding table does not include a $10.5 million multi-family construction loan that was considered substandard as of December 31, 2007, but subsequently placed in receivership and became non-accrual.
Foreclosed properties and repossessed assets increased $209,000 during the nine months ended December 31, 2007.
At December 31, 2007, assets that the Corporation had classified as substandard, net of reserves, consisted of $121.3 million of loans and foreclosed properties. At March 31, 2007, substandard assets amounted to $61.1 million. An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. At December 31, 2007, substandard assets included nineteen loans with a carrying value of greater than $1.0 million, each of which is noted above except the following:
•	Five multi-family loans to one borrower totaling $11.7 million secured by a golf course located in central Wisconsin

•	$10.5 million multi-family construction loan secured by a condominium and retail project located in southeast Wisconsin (as noted above, this loan became non-accrual subsequent to December 31, 2007)

•	$5.7 million commercial real estate loan secured by a golf course in central Wisconsin
At December 31, 2007, the Corporation had $24.3 million of impaired loans, net of a charge off of $828,000 during the quarter. At March 31, 2007, impaired loans were $922,000, net. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At December 31,	March 31,
	2007	2007	2006	2005
	(In Thousands)
Impaired loans with valuation reserve required	$24,320	$1,426	$6,381	$10,827
Less:
Specific valuation allowance	7,384	504	3,111	7,126

Total impaired loans	$16,936	$922	$3,270	$3,701

Average impaired loans	$5,537	$2,360	$3,829	$11,535
Interest income recognized on impaired loans	$2	$44	$208	$249
Interest income recognized on a cash basis on impaired loans	$2	$44	$208	$249

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At December 31,	At March 31,
	2007	2007	2006	2005
	(In Thousands)

30 to 59 days	$32,257	$12,776	$9,874	$5,853
60 to 89 days	10,297	5,414	733	714

Total	$42,554	$18,190	$10,607	$6,567

The increase in loans 30-59 days delinquent since March 31, 2007 was in part due to twelve borrowers with loans totaling approximately $16.7 million secured by commercial and multi-family residential properties. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Dollars In Thousands)

Allowance at beginning of period	$22,002	$18,393	$20,517	$15,570
Charge-offs:
Mortgage	(185)	(360)	(2,600)	(985)
Consumer	(132)	(137)	(445)	(297)
Commercial business	(763)	(1,380)	(1,151)	(2,226)

Total charge-offs	(1,080)	(1,877)	(4,196)	(3,508)
Recoveries:
Mortgage	—	35	84	36
Consumer	5	13	27	28
Commercial business	42	92	171	700

Total recoveries	47	140	282	764

Net (charge-offs) recoveries	(1,033)	(1,737)	(3,914)	(2,744)
Provision for loan losses	7,792	3,375	12,158	7,205

Allowance at end of period	$28,761	$20,031	$28,761	$20,031

Net charge-offs to average loans	(0.10)%	(0.18)%	(0.13)%	(0.10)%

Although management believes that the December 31, 2007 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary, which could adversely affect the Corporation’s results of operations. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At December 31, 2007, the Bank had outstanding commitments to originate loans of $75.9 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $304.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2007 amounted to $1.84 billion. Scheduled maturities of borrowings during the same period totaled $622.7 million for the Bank and $72.0 million for the Corporation. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $22.0 million at December 31, 2007 related to approximately $1.56 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2007 and March 31, 2007:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
At December 31, 2007:
Tier 1 capital (to adjusted tangible assets)	$364,570	7.93%	$137,964	3.00%	$229,940	5.00%
Risk-based capital (to risk-based assets)	393,331	11.00	286,030	8.00	357,537	10.00
Tangible capital (to tangible assets)	364,570	7.93	68,982	1.50	N/A	N/A

At March 31, 2007:
Tier 1 capital (to adjusted tangible assets)	$352,333	7.92%	$133,407	3.00%	$222,344	5.00%
Risk-based capital (to risk-based assets)	372,346	10.84	274,773	8.00	343,466	10.00
Tangible capital (to tangible assets)	352,333	7.92	66,703	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2007 and March 31, 2007:

	December 31,	March 31,
	2007	2007
	(In Thousands)

Stockholders’ equity of the Bank	$385,189	$371,708
Less: Goodwill and intangible assets	(19,956)	(19,956)
Accumulated other comprehensive income	(663)	581

Tier 1 and tangible capital	364,570	352,333
Plus: Allowable general valuation allowances	28,761	20,013

Risk-based capital	$393,331	$372,346

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
The Corporation’s principal real estate investment subsidiary, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At December 31, 2007, IDI had guaranteed $31.5 million of loans to partnerships made by subsidiaries of IDI. At the same date, $27.7 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 12/31/07	at 3/31/07
(Dollars in thousands)

Oakmont	Chandler Creek	$15,000	$15,000	$12,350
Davsha III	Indian Palms 147, LLC	500	373	851
Davsha V	Villa Santa Rosa, LLC	1,000	873	1,601
Davsha VII	La Vista Grande 121, LLC	15,000	11,426	11,067

Total		$31,500	$27,672	$25,869

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $31.5 million. At December 31, 2007, the Corporation’s investment in these partnerships consisted of assets of $48.9 million and cash and other assets of $4.1 million. The liabilities of these partnerships consisted of other borrowings of $28.4 million (reported as a part of FHLB and other borrowings), other liabilities of $1.4 million (reported as a part of other liabilities) and minority interest of $6.2 million. These amounts represent the Corporation’s maximum exposure to loss at December 31, 2007 as a result of involvement with these limited partnerships.
The partnership agreements generally contain buy-sell provisions whereby certain partners can require the purchase or sale of ownership interests by certain partners.
In addition, IDI has guaranteed a loan of Power Designers, Inc. in the amount of $1.2 million, of which there was an outstanding balance of $531,000 at December 31, 2007. Power Designers, Inc. is a heavy industrial battery charger manufacturer in which IDI has a 57.4% ownership interest.

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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at December 31, 2007 has not changed materially since March 31, 2007. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007.
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

				Total Number of
				Shares Purchased	Maximum Number of
	Total Number		Average	as Part of Publicly	Shares that May Yet Be
	of Shares		Price Paid	Announced Plans	Purchased Under the
Period	Purchased		per Share	or Programs	Plans or Programs(2)

October 1 —October 31, 2007	60,000		$27.64	60,000	1,572,160
November 1 — November 30, 2007	—		—	—	1,572,160
December 1 — December 31, 2007	—		—	—	1,572,160

Total	60,000	(1)	$27.64	60,000	1,572,160

(1)	Consists of 60,000 shares purchased pursuant to a publicly announced repurchase program, and no shares acquired from employees in payment for the exercise price of stock options granted to them pursuant to the Corporation’s stock option program.

(2)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares and extended all previous share repurchase authorizations for a year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.
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

ANCHOR BANCORP WISCONSIN INC.
Date: February 6, 2008	By:	/s/ Douglas J. Timmerman
Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: February 6, 2008	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer