Form 10-K
period 2008-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2008-06-16
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20006

ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1726871
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 West Main Street
Madison, Wisconsin 53703
(Address of principal executive office)

Registrant’s telephone number, including area code (608) 252-8700

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $.10 per share	NASDAQ Global Select Market

(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2007, the aggregate market value of the 21,342,399 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $504.1 million, based upon the closing price of $27.00 per share of common stock as reported by the Nasdaq Global Select Market on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of June 6, 2008, 21,457,268 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008 (Part III, Items 10 to 14).

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

The Bank has three wholly-owned subsidiaries: ADPC Corporation (“ADPC”), a Wisconsin corporation, holds and develops certain of the Bank’s foreclosed properties. Anchor Investment Corporation (“AIC”), an operating subsidiary that is located in and formed under the laws of the State of Nevada, manages a portion of the Bank’s investment portfolio (primarily mortgage-related securities). Willow River, Inc., an operating subsidiary that is located in Wisconsin and formed under the laws of the state of Delaware, manages a portion of the Bank’s investment portfolio (primarily state and municipal bonds) and was acquired in the merger of S&C Bank effective January 2008.

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

Market Area

The Bank’s primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin and northwest Wisconsin, as well as contiguous counties in Iowa, Minnesota, and Illinois. At March 31, 2008, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 73 other full-service offices and two loan origination offices.

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

Lending Activities

General.  At March 31, 2008, the Bank’s net loans held for investment totaled $4.20 billion, representing approximately 81.6% of its $5.15 billion of total assets at that date. Approximately $3.38 billion, or 77.1%, of the Bank’s total loans receivable at March 31, 2008 were secured by first liens on real estate.

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

Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2008, the Bank’s total loans receivable included $727.0 million, or 16.6%, of consumer loans and $277.3 million, or 6.3%, of commercial business loans.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Mortgage loans:
Single-family residential	$893,001	20.35%	$843,677	20.76%	$785,444	20.51%
Multi-family residential	694,423	15.82	654,567	16.11	626,029	16.35
Commercial real estate	1,088,004	24.79	1,020,325	25.10	974,123	25.43
Construction	402,395	9.17	460,746	11.33	457,493	11.94
Land	306,363	6.98	214,703	5.28	159,855	4.17

Total mortgage loans	3,384,186	77.11	3,194,018	78.58	3,002,944	78.40

Consumer loans:
Second mortgage and home equity	356,009	8.11	351,739	8.65	342,829	8.95
Education	275,850	6.29	223,707	5.50	213,628	5.58
Other	95,149	2.17	60,413	1.49	65,858	1.72

Total consumer loans	727,008	16.57	635,859	15.64	622,315	16.25

Commercial business loans:
Loans	277,312	6.32	234,791	5.78	205,019	5.35
Lease receivables	—	0.00	1	0.00	1	0.00

Total commercial business loans	277,312	6.32	234,792	5.78	205,020	5.35

Total loans receivable	4,388,506	100.00%	4,064,669	100.00%	3,830,279	100.00%

Contras to loans:
Undisbursed loan proceeds	(141,219)		(163,505)		(193,755)
Allowance for loan losses	(38,285)		(20,517)		(15,570)
Unearned net loan fees	(6,075)		(6,541)		(7,469)
Net (discount) premium on loans purchased	(11)		(15)		795
Unearned interest	(83)		(42)		(15)

Total contras to loans	(185,673)		(190,620)		(216,014)

Loans receivable, net	$4,202,833		$3,874,049		$3,614,265

	March 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Mortgage loans:
Single-family residential	$816,204	22.59%	$745,788	22.69%
Multi-family residential	594,311	16.45	521,646	15.87
Commercial real estate	923,587	25.57	801,841	24.40
Construction	375,753	10.40	392,713	11.95
Land	123,613	3.42	123,823	3.77

Total mortgage loans	2,833,468	78.43	2,585,811	78.68

Consumer loans:
Second mortgage and home equity	318,719	8.82	290,139	8.83
Education	208,588	5.77	191,472	5.83
Other	63,732	1.76	62,353	1.90

Total consumer loans	591,039	16.36	543,964	16.55

Commercial business loans:
Loans	188,236	5.21	156,631	4.77
Lease receivables	2	0.00	5	0.00

Total commercial business loans	188,238	5.21	156,636	4.77

Gross loans receivable	3,612,745	100.00%	3,286,411	100.00%

Contras to loans:
Undisbursed loan proceeds	(167,317)		(187,364)
Allowance for loan losses	(26,444)		(28,607)
Unearned net loan fees	(6,422)		(5,946)
Net premium on loans purchased	2,060		2,325
Unearned interest	(14)		(7)

Total contras to loans	(198,137)		(219,599)

Loans receivable, net	$3,414,608		$3,066,812

The following table shows, at March 31, 2008, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Multi-Family
		Residential and
		Commercial
		Real Estate,
	Single-Family	Construction		Commercial
	Residential	and Land	Consumer	Business
	Loans	Loans	Loans	Loans
	(In thousands)

Amounts due:
In one year or less	$42,972	$790,319	$52,025	$124,104
After one year through five years	84,887	1,166,946	267,269	133,806
After five years	765,142	533,920	407,714	19,402

	$893,001	$2,491,185	$727,008	$277,312

Interest rate terms on amounts due after one year:
Fixed	$238,101	$850,936	$455,179	$117,000

Adjustable	$611,928	$849,930	$219,803	$36,209

Single-Family Residential Loans.  At March 31, 2008, $893.0 million, or 20.4%, of the Bank’s total loans receivable consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency. Although the Bank continues to originate single-family residential loans, they have declined as a percentage of the Bank’s total loans receivable from 22.7% at March 31, 2004 to 20.4% at March 31, 2008.

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

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2008, approximately $615.0 million, or 68.9%, of the Bank’s permanent single-family residential loans receivable consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

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

At March 31, 2008, approximately $278.0 million, or 31.1%, of the Bank’s permanent single-family residential loans receivable consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Multi-Family Residential and Commercial Real Estate.  The Bank originates multi-family residential and commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2008, the Bank had $694.4 million of loans secured by multi-family residential real estate and $1.09 billion of loans secured by commercial real estate, which represented 15.8% and 24.8% of the Bank’s total loans receivable, respectively. The Bank generally limits the origination of such loans to its primary market area.

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

Construction and Land Loans.  Historically, the Bank has been an active originator of loans to construct residential and commercial properties (“construction loans”), and to a lesser extent, loans to acquire and develop real estate for the construction of such properties (“land loans”). At March 31, 2008, construction loans amounted to $402.4 million, or 9.2%, of the Bank’s total loans receivable. Land loans amounted to $306.4 million, or 7.0%, of the Bank’s total loans receivable at March 31, 2008.

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

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2008, $727.0 million, or 16.6%, of the Bank’s consolidated total loans receivable consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. These risks are not as prevalent in the case of the Bank’s consumer loan portfolio, however, because a high percentage of insured home equity loans are underwritten in a manner such that they result in a lending risk which is substantially similar to single-family residential loans and education loans. Education loans are generally guaranteed by a federal governmental agency.

The largest component of the Bank’s consumer loan portfolio is second mortgage and home equity loans, which amounted to $356.0 million, or 8.1%, of total loans receivable at March 31, 2008. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. Advances do not exceed 100% of assessed or appraised value as of the loan origination date. A fixed-rate home equity product is also offered.

Approximately $275.9 million, or 6.3%, of the Bank’s total loans receivable at March 31, 2008 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the Student Loan Marketing Association (“SLMA”) or to other investors. The Bank did not sell any of these education loans during fiscal 2008.

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

At March 31, 2008, the Bank’s approved credit card lines amounted to $47.8 million. The total outstanding amount at March 31, 2008 is $7.4 million.

Commercial Business Loans and Leases.  The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2008, commercial business loans amounted to $277.3 million, or 6.3%, of the Bank’s total loans receivable. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the individuals of the business.

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

The Bank’s general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2008, the Bank had approximately $152.5 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2008, the Bank was servicing $3.25 billion of loans for others.

The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2008, approximately $24.4 million of mortgage loans were being serviced for the Bank by others.

The following table shows the Bank’s consolidated total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Gross loans receivable at beginning of year(1)	$4,069,143	$3,835,789	$3,617,106
Loans originated for investment:
Single-family residential(2)	209,924	247,012	178,546
Multi-family residential	109,320	61,940	53,477
Commercial real estate	244,694	392,261	423,092
Construction and land	367,573	405,005	582,240
Consumer	156,983	158,002	198,804
Commercial business	103,260	177,158	231,179

Total originations	1,191,754	1,441,378	1,667,338

Repayments	(867,917)	(1,206,989)	(1,355,674)
Transfers of loans to held for sale	—	—	(94,129)

Net activity in loans held for investment	323,837	234,389	217,535

Loans originated for sale:
Single-family residential	530,260	283,719	534,304
Multi-family residential	23,537	38,495	132,462
Commercial	107,044	81,854	36,279
Transfers of loans from held for investment	—	—	94,129
Sales of loans	(655,646)	(405,103)	(701,897)
Loans converted into mortgage-backed securities	—	—	(94,129)

Net activity in loans held for sale	5,195	(1,035)	1,148

Gross loans receivable at end of period	$4,398,175	$4,069,143	$3,835,789

(1)	Includes loans held for sale and loans held for investment.

(2)	Includes single-family residential loans originated on an agency basis through the Mortgage Partnership Finance 100 Program of the Federal Home Loan Bank of Chicago.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When property is acquired, it is carried at the lower of carrying amount or estimated fair value less cost to sell at the date of acquisition, with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value. Remaining gain or loss on the ultimate disposal of the property is included in non-interest income.

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

Securities not classified as held to maturity or trading are classified as available-for-sale. At March 31, 2008, all of the Corporation’s investment securities were so classified. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2008 and 2007, stockholders’ equity increased $2.4 million (net of deferred income tax receivable) and increased $2.0 million (net of deferred income tax receivable), respectively, to reflect net unrealized gains and losses on holding securities classified as available for sale. There were no securities designated as trading during the three years ended March 31, 2008.

The Corporation’s policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to limitations on investment grade securities, the Corporation also invests in corporate stock and debt securities from time to time.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2008		2007		2006
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)

Available For Sale:
Government sponsered agencies	$38,086	$38,589	$59,676	$59,660	$40,956	$40,813
Municipal Bonds	33,525	33,953	—	—	—	—
Mutual fund	1,722	1,722	7,061	7,004	3,475	3,419
Other	13,635	12,772	6,735	6,881	5,359	5,289

Total investment securities	$86,968	$87,036	$73,472	$73,545	$49,790	$49,521

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

At March 31, 2008, the amortized cost of the Corporation’s mortgage-related securities held to maturity amounted to $59,000, all of which are 30-year securities. There were no five- and seven-year balloon securities. All of the held to maturity mortgage-related securities are insured or guaranteed by FNMA and are adjustable-rate securities.

The fair value of the Corporation’s mortgage-related securities available for sale amounted to $269.4 million at March 31, 2008, of which $1.5 million are five- and seven-year balloon securities, $267.9 million are 10-, 15- and 30-year securities and of all of those securities, $65.1 million are adjustable-rate securities. Of the total available for sale mortgage-related securities, $104.1 million, $55.9 million and $31.8 million are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. Of the total of available for sale mortgage-related securities, $77.6 million are corporate securities and therefore not insured by one of the three foregoing agencies. The adjustable-rate securities included in the above totals for March 31, 2008, are $27.0 million, $8.6 million, $29.4 million and $125,000 for FNMA, FHLMC, GNMA and corporate, respectively.

Mortgage-related securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2008, all mortgage-related securities held by the Corporation are either AAA rated or are guaranteed by the government. At March 31, 2008, $119.4 million of the Corporation’s mortgage-related securities available for sale were pledged to secure various obligations of the Corporation. The Corporation had no mortgage-backed securities held to maturity that were pledged to secure obligations of the Corporation at March 31, 2008.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s mortgage-related securities at the dates indicated.

	March 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available For Sale:
Agency CMO/Remic’s	$46,648	$47,607	$32,362	$31,916	$39,382	$38,515
Corporate CMO’s	79,173	77,617	39,741	39,044	42,311	40,860
Mortgage-backed Securities	109,387	112,311	127,468	127,884	107,429	106,697
GNMA Securities	31,709	31,835	49,441	49,127	62,634	61,366

	266,917	269,370	249,012	247,971	251,756	247,438
Held To Maturity:
Mortgage-backed Securities	59	60	68	68	77	77

	$59	$60	$68	$68	$77	$77

Total Mortgage-Related Securities	$266,976	$269,430	$249,080	$248,039	$251,833	$247,515

Management believes that certain mortgage-derivative securities represent an attractive alternative relative to other investments due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. The Corporation’s mortgage-derivative securities are made up of collateralized mortgage obligations (“CMOs”), including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended (“Code”). At March 31, 2008, the

Corporation had no mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $126.6 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s mortgage-related securities at March 31, 2008, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars in thousands)

Available for Sale:
CMO’s and REMICS	$121	8.19%	$16,762	4.70%	$108,341	5.43%	$125,224
Mortgage-backed securities	2,089	3.23	27,419	5.40	82,803	5.22	112,311
GNMA Securities	—	—	1,955	5.23	29,880	4.70	31,835

	2,210	3.50	46,136	5.14	221,024	5.25	269,370

Held to Maturity:
Mortgage-backed securities	—	—	59	6.58	—	—	59

	—	—	59	6.58	—	—	59

Mortgage-related securities	$2,210	3.50%	$46,195	5.14%	$221,024	5.25%	$269,429

Due to repayments of the underlying loans, the actual maturities of mortgage-related securities are expected to be substantially sooner than the scheduled maturities.

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

The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are market rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank’s liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2008, the Bank had $220.3 million in brokered deposits, which accounted for 6.2% of its $3.5 billion of total deposits.

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

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2008.

		Over Six	Over	Over Two
		Months	One Year	Years	Over
	Six Months	Through	Through	Through	Three
Interest Rate	and Less	One Year	Two Years	Three Years	Years	Total
			(In thousands)

0.00% to 2.99%	$17,564	$17,318	$6,042	$17	$11	$40,952
3.00% to 4.99%	368,609	562,727	147,046	19,755	33,132	1,131,269
5.00% to 6.99%	853,031	175,716	6,293	1,030	3,028	1,039,098
S&C PVA(1)	61	32	40	14	6	153

	$1,239,265	$755,793	$159,421	$20,816	$36,177	$2,211,472

(1)	Stemming from the Bank’s acquisition of S&C Bank on January 2, 2008, a purchase value adjustment was made to the market values of certificates of deposit and core deposit accounts. The market value of certificate of deposit accounts was determined by discounting cash flows using current deposit rates for the remaining contractual maturity. The preliminary market value of the core deposit intangible in the amount of $5.5 million (checking, money market and passbook accounts) was determined using discounted cash flows with estimated decay rates and is not included in the above table.

At March 31, 2008, the Bank had $396.3 million of certificates greater than or equal to $100,000, of which $147.4 million are scheduled to mature in seven through twelve months and $41.3 million in over twelve months.

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

From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2008 but may do so in the future.

The Corporation has a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is based on a money market rate (estimated to be 3.55% at March 31, 2008) and LIBOR on fixed term (estimated to be 4.20% at March 31, 2008), and is payable quarterly. Each LIBOR note has a specified maturity. The final maturity of the line of credit is in September 2008. At March 31, 2008 and 2007, the Corporation had drawn $118.5 million and $63.6 million under this line of credit, respectively. See Note 10 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings (short-term and long-term) at the dates indicated.

	March 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

FHLB advances	$1,059,850	3.63%	$810,320	4.64%	$770,588	3.89%
Other loans payable	146,887	4.37	90,157	6.85	91,273	6.31

The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings at the dates and for the periods indicated.

	March 31,
	2008	2007	2006
	(In thousands)

Maximum month-end balance:
FHLB advances	$665,300	$408,800	$385,568
Other loans payable	118,465	92,126	95,759
Average balance:
FHLB advances	434,446	239,204	262,802
Other loans payable	72,853	89,063	86,541

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

The following table sets forth certain selected parent-only financial data of IDI at and for the years ended March 31, 2008 and 2007.

	At or for the Year Ended March 31
	2008	2007
	(In thousands)

Cash and other assets	$5,302	$6,218
Loans receivable, net	3,587	3,009
Investments in consolidated partnerships and corporations:
California Investment Directions	1,176	1,472
Nevada Investment Directions	3,624	3,596
Indian Palms	11,510	11,131
Davsha	7,001	8,124
Oakmont	2,920	3,169
Other assets	338	—
Total assets	35,458	36,719
Borrowings from the Corporation	28,873	27,490
Other liabilities	—	290
Shareholder’s equity	6,585	8,939
Interest expense	(338)	(210)
Investment income (loss):
California Investment Directions	(171)	(129)
Nevada Investment Directions	28	(229)
Indian Palms	(1,070)	(1,042)
Davsha	(922)	(231)
Oakmont	(15)	(41)
Other income (loss)	(671)	48
Operating expenses	(782)	(656)
Income tax benefit	1,627	485
Net loss	(2,314)	(2,005)

California Investment Directions, Inc.  CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in Indian Palms and a minority interest in Davsha, LLC. CIDI was organized in the state of California. Davsha and its subsidiaries invest in VIE’s which are subject to consolidation pursuant to FIN 46R. The loss at CIDI in 2008 was the result of decreased sale activity at Davsha and its subsidiaries. See “Davsha, LLC” below for a discussion of the effects of FIN 46R on the financial statements of Davsha and its subsidiaries as well as a discussion of VIE’s in Note 1 to the Consolidated Financial Statements in Item 8.

Nevada Investment Directions, Inc.  NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that has invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. Oakmont invests in a VIE, Chandler Creek Business Park of Round Rock, Texas, which is subject to consolidation pursuant to FIN 46R.

S&D Indian Palms, Ltd.  Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha, LLC, which in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to unaffiliated parties. The loss at Indian Palms in 2008 was the result of decreased lot sales.

Davsha, LLC.  Davsha is a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California, where it purchased land from Indian Palms and develops residential housing for sale. Davsha has three wholly owned non-banking subsidiaries, Davsha III, Davsha V and Davsha VII. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Since each of the three Davsha subsidiaries exercise significant influence over the operations of their respective partnerships, the assets, liabilities, income and expense are consolidated with the financial statements of each of the respective Davsha’s, pursuant to FIN 46R. The loss in 2008 was the result of decreased sale activity at the Davsha subsidiaries.

Oakmont.  Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The original project consisted of four office warehouse buildings totaling 163,000 square feet and vacant land of approximately 135 acres. There are currently six buildings which are approximately 75% occupied and approximately 125 acres of land available for future development. The loss in 2008 was the result of operating costs at Oakmont without sufficient commercial property sales at Chandler Creek to offset costs. Because Oakmont made substantially all of the initial capital investment in Chandler Creek and bears substantially all the risks of ownership, the assets, liabilities, income and expense of that partnership are consolidated with the financial statements of Oakmont, pursuant to FIN 46R.

Together, IDI, CIDI, NIDI, Indian Palms, Davsha, and Oakmont represent the real estate investment segment of the Corporation’s business. At March 31, 2008, the majority of this segment was classified as real estate held for development and sale on the Corporation’s consolidated financial statements. Minority interest of the partnerships is reported as a mezzanine item below liabilities and above stockholders’ equity. The components of income from operations of the real estate investment subsidiaries that are consolidated in accordance with FIN 46R are reported in real estate investment partnership revenue, real estate investment partnership cost of sales, other expenses from real estate partnership operations, and minority interest in net income of real estate partnership operations. For further discussion of the real estate held for development and sale segment, see Note 19 to the Corporation’s Consolidated Financial Statements in Item 8.

The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2008, IDI had extended $14.5 million to Indian Palms, $2.5 million to Davsha and $2.9 million to Oakmont as compared to $13.9 million to Indian Palms, $3.0 million to Davsha and $3.2 million to Oakmont at March 31, 2007. These amounts are eliminated in consolidation.

In addition, IDI had invested in a heavy industrial battery charger manufacturer, Power Designers, Inc. The investment in Power Designers was made to potentially recover loans written off by the Bank in the past. In February 2008, Power Designers was placed in bankruptcy receivership. On March 28, 2008, Power Designers was sold to an independent third party with a closing date in May 2008. As a result of the sale, IDI recognized a loss on its note receivable and investment in Power Designers of approximately $300,000. IDI received approximately $1.3 million in cash from the independent third party buyer and has recorded a two year note receivable in the amount of $2.4 million from the sale. IDI no longer has an equity interest in the new corporation.

At March 31, 2008, the Corporation had extended $28.9 million to IDI to fund various partnership and subsidiary investments. This represents an increase of $1.4 million from borrowings of $27.5 million at March 31, 2007. These amounts are eliminated in consolidation.

ADPC Corporation.  ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2008 amounted to $511,000 as compared to $507,000 at March 31, 2007. ADPC had net income of $3,000 for the year ended March 31, 2008 as compared to net income of $41,000 for the year ended March 31, 2007.

Anchor Investment Corporation.  AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $216.4 million at March 31, 2008 as compared to $208.7 million at March 31, 2007. AIC had net income of $6.7 million for the year ended March 31, 2008 as compared to $5.7 million for the year ended March 31, 2007.

Willow River.  Willow River is an operating subsidiary of the Bank that was acquired in the merger of S&C Bank effective January 2008. Located in the state of Wisconsin, Willow River was formed under the laws of the state of Delaware for the purpose of managing a portion of the Bank’s investment portfolio (primarily state and municipal bonds). As an operating subsidiary, Willow River’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in Willow River amounted to $62.4 million at March 31, 2008. Willow River had net income of approximately $289,000 since the date of acquisition (for the three months ended March 31, 2008).

Employees

The Corporation had 990 full-time employees and 163 part-time employees at March 31, 2008. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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

As of March 31, 2008, the Bank was in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.04%, 7.04% and 10.14%, respectively.

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

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
Capital Category	Leverage Ratio	Capital Ratio	Capital Ratio

Well Capitalized	5% or above	6% or above	10% or above
Adequately Capitalized	4% or above(1)	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly Undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically Undercapitalized	Less than 2%	—	—

(1)	3% for banks with the highest supervisory rating.

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

As of March 31, 2008, the Bank was “well capitalized.”

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

Qualified Thrift Lender Test.  A savings association can comply with the qualified thrift lender, or QTI, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTI test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTI test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTIs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At March 31, 2008, the amount of the Bank’s assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTI test.

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

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC also has adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the first quarter of 2008 was .0112% of insured deposits and it is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

Brokered Deposits.  The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $220.3 million of outstanding brokered deposits at March 31, 2008.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on extensions of credit to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2008, the Bank was in compliance with the above restrictions.

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

Additional increases in our level of non-performing assets will continue to have an adverse effect on our financial condition and results of operations.

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Loans classified as non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $109.5 million, or 2.13% of total assets, at March 31, 2008 from $54.5 million, or 1.20% of total assets, at March 31, 2007, and $15.7 million, or 0.37% of total assets, at March 31, 2006. In addition, loans classified as special mention, substandard, doubtful or loss totaled $143.9 million (including $104.1 million of impaired loans) at March 31, 2008, compared to $61.1 million at March 31, 2007 and $15.8 million at March 31, 2006. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

As our level of non-performing loans increased significantly in the fiscal years ended March 31, 2008 and 2007 we have incurred increased provisions for loan losses, which amounted to $22.6 million, $11.3 million and $3.9 million for fiscal 2008, 2007 and 2006, respectively. Our allowance for loan losses increased to $38.3 million, or 0.87% of total loans, at March 31, 2008 from $20.5 million, or 0.50% of total loans, at March 31, 2007 and $15.6 million, or 0.41% of total loans, at March 2006. Although we have established an allowance for loan losses which we believe is adequate to offset probable losses on our existing loans and leases, there can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

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

Our real estate operations have had and may continue to have an adverse effect on our results of operations.

The Corporation conducts real estate operations through Investment Directions, Inc, a wholly-owned subsidiary, which invests in various real estate subsidiaries and partnerships and conducts real estate development and sales throughout California, Texas and Minnesota. As a result of weakening conditions in the real estate market and reduced sales of its properties, the Corporation has incurred losses from the operations of its real estate subsidiaries in recent years, which are expected to continue unless the real estate market improves. Losses from its real estate operations amounted to $2.3 million, $1.7 million and $1.6 million during the years ended March 31, 2008, 2007 and 2006, respectively. Additional losses from our real estate operations would have an adverse effect on our results of operations and capital.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

At March 31, 2008, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 73 other full-service offices and two loan origination offices. The Bank owns 52 of its full-service offices, leases the land on which five such offices are located, and leases the remaining 22 full-

service offices. The Bank also owns a building at its headquarters which hosts its support center, one building that is currently occupied and for sale and one building that is vacant and for sale as well as three land sites for future development. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2008 and 2029. The aggregate net book value at March 31, 2008 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $35.8 million. See Note 8 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment.

Item 3.	Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended March 31, 2008, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Common Stock

The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ABCW”. At June 6, 2008, there were approximately 2,500 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.

Quarterly Stock Price and Dividend Information

The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2008 and 2007.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2008	$25.580	$16.740	$0.180
December 31, 2007	28.360	21.580	0.180
September 30, 2007	29.100	21.210	0.180
June 30, 2007	29.000	26.160	0.170

March 31, 2007	$29.960	$26.810	$0.170
December 31, 2006	29.990	28.300	0.170
September 30, 2006	31.030	28.110	0.170
June 30, 2006	30.610	28.300	0.160

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

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs(1)

January 1 – January 31, 2008	—	$—	—	1,572,160
February 1 – February 29, 2008	—	—	—	1,572,160
March 1 – March 31, 2008	—	—	—	1,572,160

Total	—	$—	—	1,572,160

(1)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares and extended all previous share repurchase authorizations for a year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.

For the year ended March 31, 2008, the Corporation repurchased approximately 469,000 shares of common stock on the open market with a weighted average price of $27.26 per share. All repurchased shares are held as treasury after settlement.

Performance Graph

The following graph compares the yearly cumulative total return on the Common Stock over a five-year measurement period since March 31, 2003 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Morningstar, Inc. index (formally known as the Hemscott Group) Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.	Selected Financial Data

The following information at and for the years ended March 31, 2008, 2007, 2006, 2005 and 2004 has been derived from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
	2008(4)	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Operations Data:
Interest income	$296,675	$280,692	$238,550	$199,979	$190,262
Interest expense	167,670	152,646	105,846	79,276	79,907
Net interest income	129,005	128,046	132,704	120,703	110,355
Provision for loan losses	22,551	11,255	3,900	1,579	1,950
Real estate investment partnership revenue	8,623	18,977	33,974	106,095	47,708
Other non-interest income	42,964	35,022	33,002	28,769	38,168
Real estate investment partnership cost of sales	8,489	17,607	28,509	74,875	34,198
Other non-interest expenses	99,172	89,866	89,938	87,700	80,061
Minority interest in income (loss) of real estate partnership operations	(402)	(241)	1,723	13,546	4,063
Income taxes	19,650	24,586	30,927	29,532	29,119
Net income	31,132	38,972	44,683	48,335	46,840
Earnings per share:
Basic	1.48	1.82	2.07	2.14	2.05
Diluted	1.48	1.80	2.03	2.10	2.00
Balance Sheet Data:
Total assets	$5,149,557	$4,539,685	$4,275,140	$4,050,456	$3,806,545
Investment securities	87,036	73,545	49,521	52,055	29,514
Mortgage-related securities	269,429	248,039	247,515	203,752	225,221
Loans receivable held for investment, net	4,202,833	3,874,049	3,614,265	3,414,608	3,066,812
Deposits	3,539,994	3,248,246	3,040,217	2,873,533	2,609,686
Notes payable to FHLB	1,059,874	810,320	770,588	720,428	755,328
Other borrowings	146,887	90,157	91,273	73,181	76,231
Stockholders’ equity	345,116	336,866	321,025	310,678	297,707
Shares outstanding	21,348,170	21,669,094	21,854,303	22,319,513	22,954,535
Other Financial Data:
Book value per share at end of period	$16.17	$15.55	$14.69	$13.92	$12.97
Dividends paid per share	0.71	0.67	0.62	0.49	0.43
Dividend payout ratio	47.97%	36.81%	29.95%	22.90%	20.98%
Yield on earning assets	6.25	6.71	6.05	5.41	5.53
Cost of funds	3.65	3.80	2.80	2.25	2.43
Interest rate spread	2.60	2.91	3.25	3.16	3.10
Net interest margin(1)	2.72	3.06	3.36	3.27	3.21
Return on average assets(2)	0.63	0.89	1.08	1.24	1.29
Return on average equity(3)	9.17	11.75	14.16	15.69	15.91
Average equity to average assets	6.82	7.55	7.62	7.92	8.11

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Return on average assets represents net income as a percentage of average total assets.

(3)	Return on average equity represents net income as a percentage of average total stockholders’ equity.

(4)	During the fourth quarter of 2008, the Corporation acquired S&C Bank, which consisted of total assets of $380.7 million, total deposits of $305.5 million and total loans of $280.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Set forth below is a discussion and analysis of the Corporation’s financial condition and results of operations, including information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources and significant accounting policies. Management is required to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our board of directors. Management’s discussion and analysis should be read in conjunction with the consolidated financial statements and supplemental data contained elsewhere in this report.

Critical Accounting Policies

There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:

•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income with the security assigned a new cost basis.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management utilizes the services of a third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for watch, criticized, and impaired credits for which the expected/anticipated loss may be measurable. General valuation allowances are based on a portfolio segmentation based on collateral type, purpose and risk grading, with a further evaluation of various factors noted above.

We incorporate our internal loss history to establish potential risk based on collateral type securing each loan. As an additional comparison, we examine peer group banks to determine the nature and scope of their losses. Finally, we closely examine each credit graded substandard to individually assess the appropriate specific loan loss reserve for such credit.

At least quarterly, we review the assumptions and formulas by which additions are made to the specific and general valuation allowances for loan losses in an effort to refine such allowance in light of the current status of the factors described above. The total loan portfolio is thoroughly reviewed at least quarterly for satisfactory levels of general and specific reserves together with impaired loans to determine if write downs are necessary.

Although we believe the levels of the allowance as of March 31, 2008 and 2007 were adequate to absorb probable losses in the loan portfolio, a decline in local economic conditions or other factors could result in increasing losses that cannot be reasonably estimated at this time.

•	At least quarterly, we review the assumptions and formulas by which additions are made to the specific and general valuation allowances for loan losses in an effort to refine such allowance in light of the current status of the factors described above. The total loan portfolio is thoroughly reviewed periodically for satisfactory levels of general and specific reserves together with impaired loans to determine if write downs are necessary. We believe the allowance for loan losses is adequate and properly recorded in the financial statements. See Note 1 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies — Allowances for Loan Losses” in Item 8 for a discussion of risk components.

•	Valuation of mortgage servicing rights requires the use of judgment. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan’s book basis is allocated to mortgage servicing rights when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of cost or market value.

•	The Corporation evaluates goodwill for impairment on at least an annual basis pursuant to SFAS 142, Goodwill and Other Intangible Assets. The first step of the impairment evaluation involves the determination of the fair value of each reporting unit to which goodwill has been assigned. Goodwill is not impaired if the fair value of the reporting unit exceeds its carrying value. The Corporation determined that none of its goodwill was impaired as of December 31, 2007, which is the annual review date.

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

	Year Ended March 31, 2008
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$141	$298,515	$(1,981)	$296,675
Interest expense	1,828	167,823	(1,981)	167,670

Net interest income (loss)	(1,687)	130,692	—	129,005
Provision for loan losses	—	22,551	—	22,551

Net interest income (loss) after provision for loan losses	(1,687)	108,141	—	106,454
Real estate investment partnership revenue	8,623	—	—	8,623
Other revenue from real estate operations	7,440	—	—	7,440
Other income	—	35,643	(119)	35,524
Real estate investment partnership cost of sales	(8,489)	—	—	(8,489)
Other expense from real estate partnership operations	(10,291)	—	119	(10,172)
Minority interest in loss of real estate partnerships	402	—	—	402
Other expense	—	(89,000)	—	(89,000)

Income (loss) before income taxes	(4,002)	54,784	—	50,782
Income tax expense (benefit)	(1,682)	21,332	—	19,650

Net income (loss)	$(2,320)	$33,452	$—	$31,132

Total assets at end of period	$72,028	$5,077,529	$—	$5,149,557
Goodwill	$—	$72,375	$—	$72,375

	Year Ended March 31, 2007
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$362	$282,308	$(1,978)	$280,692
Interest expense	1,906	152,718	(1,978)	152,646

Net interest income (loss)	(1,544)	129,590	—	128,046
Provision for loan losses	—	11,255	—	11,255

Net interest income (loss) after provision for loan losses	(1,544)	118,335	—	116,791
Real estate investment partnership revenue	18,977	—	—	18,977
Other revenue from real estate operations	6,560	—	—	6,560
Other income	—	28,581	(119)	28,462
Real estate investment partnership cost of sales	(17,607)	—	—	(17,607)
Other expense from real estate partnership operations	(8,950)	—	119	(8,831)
Minority interest in loss of real estate partnerships	241	—	—	241
Other expense	—	(81,035)	—	(81,035)

Income (loss) before income taxes	(2,323)	65,881	—	63,558
Income tax expense (benefit)	(606)	25,192	—	24,586

Net income (loss)	$(1,717)	$40,689	$—	$38,972

Total assets at end of period	$74,169	$4,465,516	$—	$4,539,685
Goodwill	$—	$19,956	$—	$19,956

	Year Ended March 31, 2006
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$341	$239,846	$(1,637)	$238,550
Interest expense	1,599	105,884	(1,637)	105,846

Net interest income (loss)	(1,258)	133,962	—	132,704
Provision for loan losses	—	3,900	—	3,900

Net interest income (loss) after provision for loan losses	(1,258)	130,062	—	128,804
Real estate investment partnership revenue	33,974	—	—	33,974
Other revenue from real estate operations	5,304	—	—	5,304
Other income	—	27,817	(119)	27,698
Real estate investment partnership cost of sales	(28,509)	—	—	(28,509)
Other expense from real estate partnership operations	(9,579)	—	119	(9,460)
Minority interest in income of real estate partnerships	(1,723)	—	—	(1,723)
Other expense	—	(80,478)	—	(80,478)

Income (loss) before income taxes	(1,791)	77,401	—	75,610
Income tax expense (benefit)	(182)	31,109	—	30,927

Net income (loss)	$(1,609)	$46,292	$—	$44,683

Total assets at end of period	$76,026	$4,199,114	$—	$4,275,140
Goodwill	$—	$19,956	$—	$19,956

Results of Operations

Comparison of Years Ended March 31, 2008 and 2007

General.  Net income decreased $7.9 million to $31.1 million in fiscal 2008 from $39.0 million in fiscal 2007. The primary component of this decrease in earnings for fiscal 2008, as compared to fiscal 2007, was an $11.3 million increase in the provision for loan losses. The decrease in net income was also attributable to a decrease in non-interest income of $2.4 million, primarily due to a $9.5 million decrease in income from the Corporation’s real estate segment. These decreases were partially offset by an increase in net interest income of $959,000 and a decrease in income tax expense of $4.9 million. The returns on average assets and average stockholders’ equity for fiscal 2008 were 0.63% and 9.17%, respectively, as compared to 0.89% and 11.75%, respectively, for fiscal 2007.

Net Interest Income.  Net interest income increased by $959,000 during fiscal 2008 due to the decreased cost of interest bearing liabilities which was offset by the decline in yield on interest earning assets . Factors that contributed to the decline in net interest income were the fact that we no longer receive a dividend from the Federal Home Loan Bank and approximately $6.8 million of income on nonaccrual loans was reversed. The average balances of interest-earning assets and interest-bearing liabilities increased to $4.75 billion and $4.60 billion in fiscal 2008, respectively, from $4.19 billion and $4.02 billion, respectively, in fiscal 2007. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.03 in fiscal 2008 from 1.04 in fiscal 2007. The average yield on interest-earning assets (6.25% in fiscal 2008 versus 6.71% in fiscal 2007) decreased, as did the average cost on interest-bearing liabilities (3.65% in fiscal 2008 versus 3.80% in fiscal 2007). The net interest margin decreased to 2.72% in fiscal 2008 from 3.06% in fiscal 2007 and the interest rate spread decreased to 2.60% from 2.91% in fiscal 2008 and 2007, respectively. The decrease in interest rate spread was reflective of an increase in the cost of funds, which was slightly offset by a smaller increase in the yields on loans as interest rates increased. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the increase of $959,000 in net interest income stemmed from net rate/volume increases in interest-bearing liabilities of $15.0 million offset by the net rate/volume increases of interest-earning assets of $16.0 million.

Provision for Loan Losses.  The provision for loan losses increased $11.3 million from $11.3 million in fiscal 2007 to $22.6 million in fiscal 2008 based on management’s ongoing evaluation of asset quality. This charge reflected an increase in provision to $22.6 million during the year allocated between specific reserves on impaired credits and an increase to the general reserve. The increase in provision and specific and general reserves was in response to the following trends identified in the portfolio. An increase in net charge-offs of $1.3 million in fiscal 2008, primarily due to increased mortgage loan charge-offs. Increases in non-accrual loans, in single-family residential, commercial real estate, commercial business and construction and land loans, from $47.0 million at March 31, 2007 to $101.2 million at March 31, 2008. These increases resulted in the Corporation’s allowance for loan losses increasing $17.8 million from $20.5 million at March 31, 2007 to $38.3 million at March 31, 2008. The allowance for loan losses represented 0.87% of total loans at March 31, 2008, as compared to 0.50% of total loans at March 31, 2007. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

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

Non-interest Income.  Non-interest income decreased $2.4 million to $51.6 million for fiscal 2008 compared to $54.0 million for fiscal 2007 primarily due to the decrease of income from the Corporation’s real estate segment of $9.5 million for fiscal 2008. In addition, other non-interest income decreased $503,000. Partially offsetting these decreases were increases in other categories. Net gain on sale of loans increased $3.4 million, service charges on deposits increased $2.8 million, net gain on sale of investments and mortgage-related securities increased $797,000, investment and insurance commissions increased $341,000 and loan servicing income increased $184,000.

Non-interest Expense.  Non-interest expense increased $188,000 to $107.7 million for fiscal 2008 compared to $107.5 million for fiscal 2007 primarily due to an increase in compensation expense of $3.3 million, an increase in other non-interest expense of $3.1 million and an increase in other expense from real estate partnership operations of $1.3 million. In addition, occupancy expense increased $756,000, furniture and equipment expense increased $711,000 and data processing expense increased $243,000. These increases were offset by a decrease in real estate investment partnership cost of sales of $9.1 million. In addition, marketing expense decreased $187,000.

Real Estate Segment.  Net income generated by the real estate segment decreased $603,000 for fiscal 2008 to a net loss of $2.3 million from a net loss of $1.7 million in fiscal 2007. The primary reason for the decrease for fiscal 2008 was a decrease of $10.4 million in partnership sales, which was offset in part by a $9.1 million decrease in real estate investment cost of sales, a $161,000 decrease in minority interest in income of real estate partnerships and a $1.1 million decrease in income tax expense. Future sales revenues are based on several factors, including the interest rate environment. Therefore, management cannot predict future activity.

Minority Interests.  Minority interest in income (loss) of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such minority interest decreased $161,000 from loss of $241,000 in fiscal 2007 to a loss of $402,000 in fiscal 2008. The decrease was primarily due to the decrease of partnership sales and cost of sales.

For more information on the effects of FIN 46R on the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.

Income Taxes.  Income tax expense decreased $4.9 million for fiscal 2008 as compared to fiscal 2007. The effective tax rate for fiscal 2008 was 38.69% as compared to 38.68% for fiscal 2007. See Note 13 to the Consolidated Financial Statements included in Item 8.

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

Future provisions for loan losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-

family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowance as they carry a higher risk of loss.

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

Fourth Quarter Results

Effective January 2, 2008, the Corporation acquired 100% of the outstanding common stock of S&C Bank (“S&C”), headquartered in New Richmond, Wisconsin for a total purchase price of $106.0 million. Direct costs of the acquisition were $890,000. Total assets acquired were $380.7 million. At the date of acquisition, S&C became a wholly-owned subsidiary of the Corporation and on February 8, 2008, S&C was merged into the Corporation. On February 15, 2008, the Corporation sold three branches of S&C that were located in Minnesota.

Net income for the fourth quarter of 2008 was $5.6 million, compared to $8.2 million for the fourth quarter of 2007. The results for the fourth quarter of 2008 generated an annualized return on average assets of 0.43% and an annualized return on average equity of 6.56%, compared to 0.74% and 9.72%, respectively, for the same period in 2007.

Net interest income was $35.1 million for the three months ended March 31, 2008, an increase of $5.3 million from $29.8 million for the comparable period in 2007. The net interest margin was 2.84% for the fourth quarter of

2008 and 2.81% for the fourth quarter of 2007. Reflected in the increase is a $1.6 million adjustment for the over accrual of interest expense in prior quarters. See note 22 to the Consolidated Financial Statements included in Item 8.

Provision for loan losses was $10.4 million in the fourth quarter of 2008 compared to $4.1 million in the fourth quarter of 2007. Net charge-offs were $3.7 million in the quarter ended March 31, 2008 compared to $3.6 million in the quarter ended March 31, 2007. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality” section below for further analysis of the allowance for loan losses.

Non-interest income was $13.6 million for the quarter ended March 31, 2008, an increase of $2.1 million compared to $11.5 million for the quarter ended March 31, 2007. The majority of the increase was attributable to a $2.5 million increase in income from net gain on sale of loans. In addition, service charges on deposits increased $1.0 million. Partially offsetting these increases were decreases in other categories. Income from the Corporation’s real estate segment decreased $1.9 million and loan servicing income decreased $483,000.

Non-interest expense increased $5.2 million to $29.8 million for the quarter ended March 31, 2008 from $24.6 million for the quarter ended March 31, 2007 primarily due to a $3.0 million increase in compensation expense. In addition, other non-interest expense increased $1.9 million and occupancy expense increased $888,000. These increases were partially offset by a decrease in expenses from the Corporation’s real estate segment of $1.4 million.

Income tax expense for the three months ended March 31, 2008 decreased $2.3 million to $2.8 million compared to $5.1 million for the same period in 2007. Included in the decrease is a $415,000 adjustment reducing tax expense for a re-evaluation of the effect of the implementation of FIN 48. The effective tax rate was 33.5% and 38.20% for the quarter ended March 31, 2008 and 2007, respectively. The change in the effective tax rate was mainly impacted by the adjustments described above.

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

Average Balance Sheets

	Year Ended March 31,
	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning Assets
Mortgage loans	$3,276,629	$209,065	6.38%	$2,935,228	$197,962	6.74%	$2,685,676	$165,317	6.16%
Consumer loans	721,860	48,627	6.74	628,786	45,770	7.28	613,548	40,547	6.61
Commercial business loans	253,794	19,014	7.49	214,239	17,923	8.37	193,618	14,140	7.30

Total loans receivable(1)(2)	4,252,283	276,706	6.51	3,778,253	261,655	6.93	3,492,842	220,004	6.30
Mortgage-related securities(3)	255,700	12,701	4.97	254,716	12,139	4.77	261,497	11,548	4.42
Investment securities(3)	147,087	3,994	2.72	67,362	3,240	4.81	45,472	1,714	3.77
Interest-bearing deposits	43,405	2,702	6.23	43,384	2,317	5.34	98,933	3,349	3.39
Federal Home Loan Bank stock	48,689	572	1.17	42,204	1,341	3.18	45,083	1,935	4.29

Total interest-earning assets	4,747,164	296,675	6.25	4,185,919	280,692	6.71	3,943,827	238,550	6.05
Non-interest-earning assets	228,314			207,698			198,655

Total assets	$4,975,478			$4,393,617			$4,142,482

Interest-bearing Liabilities
Demand deposits	$1,113,836	21,135	1.90	$884,460	21,121	2.39	$777,645	11,233	1.44
Regular passbook savings	221,219	916	0.41	202,908	910	0.45	230,382	1,000	0.43
Certificates of deposit	2,233,818	101,218	4.53	2,086,700	94,373	4.52	1,963,651	64,317	3.28

Total deposits	3,568,873	123,269	3.45	3,174,068	116,404	3.67	2,971,678	76,550	2.58
Short-term borrowings	520,852	25,577	4.91	282,652	15,537	5.50	268,098	9,918	3.70
Long-term borrowings	508,958	18,824	3.70	562,597	20,705	3.68	536,722	19,378	3.61

Total interest-bearing liabilities	4,598,683	167,670	3.65	4,019,317	152,646	3.80	3,776,498	105,846	2.80

Non-interest-bearing liabilities	37,391			42,679			50,441

Total liabilities	4,636,074			4,061,996			3,826,939
Stockholders’ equity	339,404			331,621			315,543

Total liabilities and stockholders’ equity	$4,975,478			$4,393,617			$4,142,482

Net interest income/ interest rate spread(4)		$129,005	2.60%		$128,046	2.91%		$132,704	3.25%

Net interest-earning assets	$148,481			$166,602			$167,329

Net interest margin(5)			2.72%			3.06%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.03			1.04			1.04

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Increase (Decrease) for the Year Ended March 31,
	2008 Compared To 2007				2007 Compared To 2006
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)

Interest-earning Assets
Mortgage loans	$(10,680)	$23,025	$(1,242)	$11,103	$15,815	$15,361	$1,469	$32,645
Consumer loans	(3,413)	6,775	(505)	2,857	4,114	1,007	102	5,223
Commercial business loans	(1,872)	3,309	(346)	1,091	2,058	1,506	219	3,783

Total loans receivable(1)(2)	(15,965)	33,109	(2,093)	15,051	21,987	17,874	1,790	41,651
Mortgage-related securities(3)	513	47	2	562	914	(299)	(24)	591
Investment securities(3)	(1,411)	3,835	(1,670)	754	474	825	228	1,527
Interest-bearing deposits	384	1	—	385	1,935	(1,881)	(1,086)	(1,032)
Federal Home Loan Bank stock	(845)	206	(130)	(769)	(503)	(124)	32	(595)

Total net change in income on interest-earning assets	(17,324)	37,198	(3,891)	15,983	24,807	16,395	940	42,142
Interest-bearing Liabilities
Demand deposits	(4,338)	5,477	(1,125)	14	7,337	1,543	1,008	9,888
Regular passbook savings	(70)	82	(6)	6	33	(119)	(4)	(90)
Certificates of deposit	179	6,653	13	6,845	24,491	4,030	1,535	30,056

Total deposits	(4,229)	12,212	(1,118)	6,865	31,861	5,454	2,539	39,854
Short-term borrowings	(1,657)	13,093	(1,396)	10,040	4,819	538	262	5,619
Long-term borrowings	103	(1,974)	(10)	(1,881)	375	934	18	1,327

Total net change in expense on interest-bearing liabilities	(5,783)	23,331	(2,524)	15,024	37,055	6,926	2,819	46,800

Net change in net interest income	$(11,541)	$13,867	$(1,367)	$959	$(12,248)	$9,469	$(1,879)	$(4,658)

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Financial Condition

General.  Total assets of the Corporation increased $609.9 million, or 13.43%, from $4.54 billion at March 31, 2007 to $5.15 billion at March 31, 2008. This increase was primarily attributable to the merger of S&C Bank into the Corporation which increased assets by $437.2 million as well as a $53.2 million increase in loans, which was funded primarily by an increase in borrowings.

Mortgage-Related Securities.  Mortgage-related securities (both available-for-sale and held-to-maturity) increased $21.4 million during the year due to purchases of $90.8 million partially offset by principal repayments and market value adjustments of $53.6 million and sales of $15.8 million. Mortgage-related securities consisted of $142.8 million of mortgage-backed securities ($142.7 million were available for sale and $59,000 were held to maturity) and $126.6 million of mortgage-derivative securities (all of which were available for sale) at March 31, 2008. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.

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

Loans Receivable.  Total net loans increased $334.0 million during fiscal 2008 from $3.88 billion at March 31, 2007 to $4.21 billion at March 31, 2008. The activity included (i) originations of $1.85 billion, (ii) sales of $655.6 million and (iii) principal repayments and other reductions of $863.0 million.

During 2008, the Corporation originated $1.19 billion of loans for investment, as compared to $1.44 billion and $1.67 billion during fiscal 2007 and 2006, respectively. Of the $1.19 billion of loans originated for investment in fiscal 2008, $209.9 million or 17.6% was comprised of single-family residential loans, $354.0 million or 29.7% was comprised of multi-family residential and commercial real estate loans, $367.6 million or 30.8% was comprised of construction and land loans, $157.0 million or 13.2% was comprised of consumer loans and $103.3 million or 8.7% was comprised of commercial business loans. Single-family residential loans held by the Corporation for investment amounted to $893.0 million and $843.7 million at March 31, 2008 and 2007, respectively, which represented approximately 20.4% and 20.8% of gross loans held for investment in 2008 and 2007, respectively. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, increased $274.5 million or 8.5% from March 31, 2007 to March 31, 2008 and represented approximately 79.6% and 79.2% of gross loans held for investment at March 31, 2008 and 2007, respectively.

Single-family residential loans originated for sale amounted to $530.3 million in fiscal 2008, as compared to $283.7 million and $534.3 million in fiscal 2007 and fiscal 2006, respectively. This increase was primarily attributable to the decreasing interest rate environment in fiscal 2008. At March 31, 2008, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $9.7 million, as compared to $4.5 million at March 31, 2007. Loans held for sale are recorded at the lower of cost or market.

Non-Performing Assets.  Non-performing assets (consisting of non-accrual loans, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $109.5 million or 2.13% of total assets at March 31, 2008 from $54.5 million, or 1.20%, of total assets at March 31, 2007.

Non-performing assets are summarized as follows for the dates indicated:

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans:
Single-family residential	$21,200	$13,038	$2,856	$2,406	$3,247
Multi-family residential	18,393	17,289	4,214	—	—
Commercial real estate	29,204	12,030	3,398	4,894	8,764
Construction and Land	14,888	1,696	—	—	—
Consumer	2,258	705	548	453	642
Commercial business	15,298	2,283	2,513	6,697	2,268

Total non-accrual loans	101,241	47,041	13,529	14,450	14,921
Foreclosed properties and repossessed assets, net	8,247	7,411	2,192	1,458	2,422

Total non-performing assets	$109,488	$54,452	$15,721	$15,908	$17,343

Performing troubled debt restructurings	$400	$400	$—	$—	$2,649

Total non-accrual loans to total loans(1)	2.31%	1.16%	0.35%	0.40%	0.45%
Total non-performing assets to total assets	2.13	1.20	0.37	0.39	0.46
Allowance for loan losses to total loans(1)	0.87	0.50	0.41	0.73	0.87
Allowance for loan losses to total non-accrual loans	37.82	43.62	115.09	183.00	191.72
Allowance for loan and foreclosure losses to total non-performing assets	34.98	37.71	100.48	167.39	165.78

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.

Non-accrual loans increased $54.2 million in fiscal 2008 to $101.2 million at March 31, 2008. This increase was largely attributable to a $17.2 million increase in non-accrual commercial real estate loans, a $13.2 million increase in construction and land loans, a $13.0 million increase in commercial business loans, an increase of $8.2 million in non-accrual single-family residential loans, a $1.6 million increase in consumer loans and a $1.1 million increase in non-accrual multi-family residential loans. The increase in non-accrual commercial real estate loans was attributable to the addition of five loans with a carrying value of $1.0 million or more ($9.1 million in the aggregate) as well as four loans to one borrower ($1.2 million in the aggregate). The increase in non-accrual construction and land loans was largely attributable to the addition of four loans with a carrying value of $1.0 million or more ($6.7 million in the aggregate). The increase in non-accrual commercial business loans was largely attributable to the addition of two loans with a carrying value of $1.0 million or more ($2.8 million in the aggregate) as well as four loans to one borrower ($1.3 million in the aggregate). These loans were to a developer and are not owner-occupied single-family loans. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. Additionally, loans past due less than 90 days may be placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

Foreclosed properties and repossessed assets increased $836,000 in fiscal 2008. The majority of the increase was due to the addition of a multi-family residential loan totaling $2.5 million offset by the sale of several related single family properties with a carrying value of $1.8 million. At March 31, 2008, the Bank had one foreclosed property with a net carrying value of $1.0 million or more. At March 31, 2008 and 2007, there was $400,000 of troubled debt restructurings.

Loan Delinquencies.  The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank’s total loans held for investment at the dates indicated.

	March 31,
	2008		2007		2006
		% of		% of		% of
		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans
	(Dollars in thousands)

30 to 59 days	$66,617	1.52%	$12,776	0.31%	$9,874	0.26%
60 to 89 days	12,928	0.29	5,414	0.13	733	0.02
90 days and over	101,241	2.31	47,041	1.16	13,529	0.35

Total	$180,786	4.12%	$65,231	1.60%	$24,136	0.63%

The interest income that would have been recorded during fiscal 2008 if the Bank’s non-accrual loans at the end of the period had been current in accordance with their terms during the period was $6.8 million. The amount of interest income attributable to these loans and included in interest income during fiscal 2008 was $3.1 million.

Potential Problem Loans.  Management utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to the Bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” or “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31, 2008, loans classified as Special Mention, Substandard, Doubtful and Loss totaled $143.9 million ($104.1 million of which is considered impaired) compared to $61.1 million ($47.8 million of which is considered impaired) as of March 31, 2007, an increase of $82.8 million. The $82.8 million increase in classified assets was attributable to the addition of fifteen single- and multi-family residential loans with a carrying value greater of $1.0 million or more that totaled $41.4 million in the aggregate. The increase was also attributable to the addition of four commercial real estate loans ($7.7 million in the aggregate).

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We have established an adequate allowance for probable loan losses. We analyze the process regularly, with modifications made if needed, and report those results four times per year to the Bank’s Board of Directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Allowances for Loan and Foreclosure Losses.  Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience, together with the other factors noted earlier.

Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal five-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OTS, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

The allowance consists of specific and general components. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to Financial Accounting Standards Board, or FASB, Statement No. 114, Accounting by Creditors for Impairment of a Loan. The general allowance covers non-classified loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to FASB Statement No. 5, or FASB 5, Accounting for Contingencies. Loans graded substandard and below are individually examined closely to determine the appropriate loan loss reserve.

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance at beginning of year	$20,517	$15,570	$26,444	$28,607	$29,677
Acquisition of S&C Bank	2,795	—	—	—	—
Charge-offs:
Mortgage	(4,921)	(1,230)	(1,216)	(2,474)	(534)
Consumer	(862)	(416)	(584)	(822)	(788)
Commercial business	(2,130)	(5,571)	(13,275)	(1,174)	(2,314)

Total charge-offs	(7,913)	(7,217)	(15,075)	(4,470)	(3,636)

Recoveries:
Mortgage	93	43	155	426	295
Consumer	48	62	81	71	68
Commercial business	194	804	65	231	253

Total recoveries	335	909	301	728	616

Net charge-offs	(7,578)	(6,308)	(14,774)	(3,742)	(3,020)

Provision	22,551	11,255	3,900	1,579	1,950

Allowance at end of year	$38,285	$20,517	$15,570	$26,444	$28,607

Net charge-offs to average loans held for sale and for investment	(0.18)%	(0.17)%	(0.42)%	(0.12)%	(0.10)%

Total loan charge-offs were $7.9 million and $7.2 million for the fiscal years ending March 31, 2008 and 2007, respectively. Total loan charge-offs for the years ended March 31, 2008 and 2007 increased $696,000 and decreased $7.9 million respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2008 was largely due to an increase of $3.7 million in mortgage loan charge-offs and a $446,000 increase in consumer loan charge-offs, which was offset in part by a $3.4 million decrease in commercial business charge-offs. The decrease in charge-offs for fiscal 2007 was largely due to a decrease of $7.7 million in commercial business charge-offs as well as a $168,000 decrease in consumer loan charge-offs, which were offset in part by a $14,000 increase in mortgage loan charge-offs. Recoveries decreased $574,000 from $909,000 in fiscal 2007 to $335,000 in fiscal 2008. Recoveries increased $608,000 during the fiscal year ended March 31, 2007.

The provision for loan losses increased $11.3 million to $22.6 million for the fiscal year ending March 31, 2008 compared to $11.3 million for the year ended March 31, 2007. The increase in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the increase in non-accrual loans to total loans to 2.31% at March 31, 2008 from 1.16% at March 31, 2007 as well as an increase in total non-performing assets to 2.13% at March 31, 2008 from 1.20% at March 31, 2007 to be factors that warranted an increase in the provision for loan losses.

The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	As of March 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2008	Loans	2007	Loans	2006	Loans	2005	Loans	2004	Loans
	(Dollars in thousands)

Allowance allocation:
Single-family residential	$5,175	20.35%	$1,515	20.76%	$551	20.51%	$951	22.59%	$764	22.69%
Multi-family residential	2,736	15.82	1,563	16.11	699	16.35	598	16.45	1,199	15.87
Commercial real estate	13,493	24.79	9,214	25.10	4,924	25.43	10,057	25.57	15,667	24.40
Construction and land	7,522	16.15	1,447	16.61	988	16.11	1,665	13.82	3,687	15.72
Consumer	1,468	16.57	1,429	15.64	1,410	16.25	2,925	16.36	2,354	16.55
Commercial business	7,891	6.32	5,349	5.78	6,998	5.35	10,248	5.21	4,936	4.77

Total allowance for loan losses	$38,285	100.00%	$20,517	100.00%	$15,570	100.00%	$26,444	100.00%	$28,607	100.00%

Allowance category as a percent of total allowance:
Single-family residential	13.52%		7.38%		3.54%		3.60%		2.67%
Multi-family residential	7.15		7.62		4.49		2.26		4.19
Commercial real estate	35.24		44.91		31.62		38.03		54.77
Construction and land	19.65		7.05		6.35		6.30		12.89
Consumer	3.83		6.96		9.06		11.06		8.23
Commercial business	20.61		26.08		44.94		38.75		17.25

Total allowance for loan losses	100.00%		100.00%		100.00%		100.00%		100.00%

Management increased the allowance for the single-family residential loan portfolio due to management analysis of individual spec builders which indicate potential losses due to the slow down of residential real estate transactions. Of the $5.1 million allocated to single-family residential, $2.9 million is due to specific credits. Management increased the ratio for the commercial real estate and construction and land loan portfolios primarily due to the analysis of individual credits which required allocation of additional reserves for potential loss as well as the increase in non-performing loans. Approximately half of the allowance allocated to commercial real estate and construction and land categories are related to specific loans. Of the $7.9 million allocated to commercial business $3.0 million is related to specific loans. Overall, of the Corporation’s $38.3 million allowance for loan losses, $17.6 million is related to specific loans.

Although management believes that the March 31, 2008 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

Deposits.  Deposits increased $291.7 million during fiscal 2008 to $3.54 billion, of which $114.3 million was due to increases in certificates of deposit, $78.5 million was due to increases in money market accounts, $67.7 million was due to increases in interest bearing checking accounts and $27.0 million was due to increases in passbook accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in fiscal 2008. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to $220.3 million at March 31, 2008, as compared to $363.7 million at March 31, 2007. The weighted average cost of deposits increased to 3.45% in fiscal 2008 compared to 3.67% in fiscal 2007.

Borrowings.  FHLB advances increased $249.5 million during fiscal 2008. At March 31, 2008, advances totaled $1.06 billion and had a weighted average interest rate of 3.63% compared to advances of $810.3 million with a weighted average interest rate of 4.64% at March 31, 2007. Other loans payable increased $56.7 million from the prior fiscal year. Other loans payable consist of borrowings of the Corporation of $118.5 million, which was primarily for the purpose of the Corporation’s stock repurchase program as well as for the acquisition of S&C Bank, an increase of $54.9 million over March 31, 2007. In addition, borrowings by the partnerships of IDI’s subsidiaries were $28.4 million at March 31, 2008, an increase of $1.8 million over March 31, 2007. Per FIN 46R, such borrowings are consolidated into the Corporation’s consolidated financial statements. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.

Stockholders’ Equity.  Stockholders’ equity at March 31, 2008 was $345.1 million, or 6.70% of total assets, compared to $336.9 million, or 7.42% of total assets at March 31, 2007. Stockholders’ equity increased during the year as a result of (i) comprehensive income of $33.5 million, which includes net income of $31.1 million and an increase in net unrealized gains on available-for-sale securities included as a part of accumulated other comprehensive income of $2.4 million, (ii) the exercise of stock options of $838,000, (iii) the purchase of stock by retirement plans of $1.2 million and (iv) the tax benefit from certain stock options of $178,000. These increases were partially offset by (i) the repurchase of common stock of $12.6 million and (ii) the payment of cash dividends of $14.9 million.

Liquidity and Capital Resources

On a parent-only basis at March 31, 2008, the Corporation’s commitments and debt service requirements consisted primarily of $118.5 million payable to U.S. Bank pursuant to a $120.0 million line of credit and $28.4 million of mortgage loans to subsidiaries of the Corporation secured by real estate held for development. The weighted average rate on the line of credit was 3.93% at March 31, 2008 and the line of credit matures in January 2009. Corporation loans to IDI and other non-bank subsidiaries amounted to $28.9 million at March 31, 2008.

The Corporation’s principal sources of funds for it to meet its parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. During fiscal 2008, the Bank made dividend payments of $16.0 million to the Corporation, and at March 31, 2008 the Bank had $55.6 million available for dividends that could be paid to the Corporation without application for approval by (but with prior notice to) the OTS.

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

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2008, the Bank had $220.3 million of brokered deposits.

In fiscal 2008, consolidated operating activities resulted in a net cash inflow of $16.8 million. Operating cash flows for fiscal 2008 included earnings of $31.1 million and $1.2 million of net proceeds from the origination and sale of mortgage loans held for sale.

Consolidated investing activities in fiscal 2008 resulted in a net cash outflow of $121.2 million. Primary investing activities resulting in cash outflows were $387.7 million for the purchase of securities and $911.0 million for the origination of loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $867.9 million, proceeds of sales and maturities of investment securities of $341.3 million and $57.2 million of principal repayments received on mortgage-related securities.

Consolidated financing activities resulted in a net cash inflow of $240.1 million in fiscal 2008, including a net decrease in deposits of $17.9 million, a net increase in borrowings of $283.7 million and a cash outflow of $12.6 million for treasury stock purchases.

Contractual Obligations and Commitments

At March 31, 2008, on a consolidated basis the Corporation had outstanding commitments to originate $119.2 million of loans and commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $352.5 million. See Note 15 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit during the twelve months following March 31, 2008 amounted to $2.00 billion, and scheduled maturities of borrowings during the same period totaled $355.6 million. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2008:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations	$946,050	$123,300	$487,750	$235,000	$100,000
Operating lease obligations	24,808	2,237	4,003	3,530	15,038
VIE obligations	28,422	—	28,223	—	199

Total contractual obligations	$999,280	$125,537	$519,976	$238,530	$115,237

At March 31, 2008, the Bank’s capital exceeded all capital requirements of the OTS as mandated by federal laws and regulations. See Note 11 to the Consolidated Financial Statements included in Item 8.

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

The Corporation’s cumulative net gap position at March 31, 2008 for one year or less was a positive 10.46% of total assets, which was the Corporation’s policy. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Competitive pressures for deposits have made time deposits sensitive to interest rates and may also affect transaction accounts, in particular, passbooks and money market accounts in the future.

The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation’s interest rate sensitivity gap position at March 31, 2008.

	Interest Rate Sensitivity for the Periods Ended
								Fair Value
	03/31/09	03/31/10	03/31/11	03/31/12	03/31/13	Thereafter	Total(4)	03/31/08
	(Dollars in thousands)

Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$518,907	$176,191	$116,766	$85,625	$68,803	$317,071	1,267,169	$1,320,369
Average interest rate	6.72%	6.68%	6.63%	6.59%	6.59%	6.55%	6.64%
Mortgage loans — Variable(1)(2)	1,683,489	175,361	60,798	19,020	9,163	20,822	1,943,811	1,961,890
Average interest rate	6.38%	6.55%	6.62%	6.72%	6.58%	6.44%	6.41%
Consumer loans(1)	498,355	110,132	49,238	25,656	15,936	29,124	719,249	730,855
Average interest rate	6.81%	7.03%	6.97%	6.85%	6.67%	6.65%	6.84%
Commercial business loans(1)	188,267	46,312	21,406	9,361	4,393	6,349	272,604	275,505
Average interest rate	6.38%	6.81%	6.95%	7.13%	7.07%	6.96%	6.55%
Mortgage-related Securities(3)	192,617	45,550	17,360	7,427	3,370	3,106	269,430	276,687
Average interest rate	5.23%	5.23%	5.23%	5.23%	5.23%	5.23%	5.23%
Investment securities and other interest-earning assets(3)	240,787	19,787	13,238	8,857	5,926	8,391	296,987	296,607
Average interest rate	2.11%	3.41%	3.41%	3.41%	3.41%	3.41%	2.35%
Total rate sensitive loans(4)	2,889,018	507,996	248,208	139,662	98,295	373,366	4,202,833	4,288,619
Total rate sensitive assets	3,322,422	573,333	278,806	155,946	107,591	384,863	4,769,250	4,861,913
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	343,407	205,956	143,568	101,271	71,823	192,151	1,058,176	1,019,462
Average interest rate	1.61%	1.61%	1.59%	1.58%	1.56%	1.47%	1.58%
Time deposits(5)	1,986,541	154,761	20,852	15,501	20,592	79	2,198,326	2,209,651
Average interest rate	4.68%	3.89%	4.27%	4.65%	4.55%	3.69%	4.62%
Borrowings	454,034	382,876	209,087	57,725	49,764	53,275	1,206,761	1,205,177
Average interest rate	4.00%	3.60%	3.66%	3.24%	3.18%	3.36%	3.72%
Total rate sensitive liabilities	2,783,982	743,593	373,507	174,497	142,179	245,505	4,463,263	4,434,290
Interest sensitivity gap	$538,440	$(170,260)	$(94,701)	$(18,551)	$(34,588)	$139,358	$305,987

Cumulative interest sensitivity gap	$538,440	$368,180	$273,479	$254,928	$220,340	$359,698

Cumulative interest sensitivity gap as a percent of total assets	10.46%	7.15%	5.31%	4.95%	4.28%	6.99%

(1)	Balances have been reduced for (i) undisbursed loan proceeds, which aggregated $141.2 million, (ii) non-accrual loans, which amounted to $16.9 million.

(2)	Includes $9.7 million of loans held for sale spread throughout the periods.

(3)	Includes $356.4 million of securities available for sale spread throughout the periods.

(4)	Loan Total and Fair Value amounts are shown net of respective amounts of $53.7 million and $53.6 million in deferred fees and loss reserves.

(5)	Does not include $262.2 million of demand accounts because they are non-interest-bearing. Also excludes accrued interest payable of $21.5 million. Projected decayrates for demand deposits and passbook savings are selected by management from various sources including the OTS.

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

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

March 31, 2008	15.84%	8.23%	(8.95)%	(17.66)%
March 31, 2007	14.19%	8.10%	(8.75)%	(18.79)%

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

[This page intentionally left blank]

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	March 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Cash	$102,622	$77,951
Interest-bearing deposits	155,121	44,087

Cash and cash equivalents	257,743	122,038
Investment securities available for sale	87,036	73,545
Mortgage-related securities available for sale	269,370	247,971
Mortgage-related securities held to maturity (fair value of $60 and $68, respectively)	59	68
Loans, less allowance for loan losses of $38,285 at March 31, 2008 and $20,517 at March 31, 2007:
Held for sale	9,669	4,474
Held for investment	4,202,833	3,874,049
Foreclosed properties and repossessed assets, net	8,247	7,411
Real estate held for development and sale	59,002	60,303
Office properties and equipment	47,916	32,034
Federal Home Loan Bank stock — at cost	54,829	41,361
Accrued interest on investments, loans and other assets	80,478	56,475
Goodwill	72,375	19,956

Total assets	$5,149,557	$4,539,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$280,897	$241,234
Interest bearing	3,259,097	3,007,012

Total deposits	3,539,994	3,248,246
Short-term borrowings	232,289	472,400
Long-term borrowings	974,472	428,077
Other liabilities	51,605	46,610

Total liabilities	4,798,360	4,195,333

Commitments and contingent liabilities (Note 15) Minority interest in real estate partnerships	6,081	7,486

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,348,170 and 21,669,094 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,300	72,122
Retained earnings	374,593	359,570
Accumulated other comprehensive income (loss)	1,864	(542)
Treasury stock (4,015,169 and 3,694,245 shares, respectively), at cost	(100,930)	(91,751)
Deferred compensation obligation	(5,247)	(5,069)

Total stockholders’ equity	345,116	336,866

Total liabilities, minority interest and stockholders’ equity	$5,149,557	$4,539,685

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share data)

Interest income:
Loans	$276,706	$261,655	$220,004
Mortgage-related securities	12,701	12,139	11,548
Investment securities and Federal Home Loan Bank stock	4,566	4,581	3,649
Interest-bearing deposits	2,702	2,317	3,349

Total interest income	296,675	280,692	238,550
Interest expense:
Deposits	123,269	116,404	76,550
Short-term borrowings	25,577	15,537	9,918
Long-term borrowings	18,824	20,705	19,378

Total interest expense	167,670	152,646	105,846

Net interest income	129,005	128,046	132,704
Provision for loan losses	22,551	11,255	3,900

Net interest income after provision for loan losses	106,454	116,791	128,804
Non-interest income:
Real estate investment partnership revenue	8,623	18,977	33,974
Loan servicing income	5,031	4,847	5,084
Credit enhancement income	1,705	1,672	1,632
Service charges on deposits	13,039	10,223	9,290
Investment and insurance commissions	3,961	3,620	2,673
Net gain on sale of loans	6,853	3,459	2,808
Net gain (loss) on sale of investments and mortgage-related securities	514	(283)	282
Other revenue from real estate partnership operations	7,440	6,560	5,304
Other	4,421	4,924	5,929

Total non-interest income	51,587	53,999	66,976
Non-interest expense:
Compensation	46,850	43,537	44,793
Real estate investment partnership cost of sales	8,489	17,607	28,509
Occupancy	8,755	7,999	7,107
Furniture and equipment	6,629	5,918	6,261
Data processing	6,274	6,031	5,652
Marketing	4,047	4,234	3,935
Other expenses from real estate partnership operations	10,172	8,831	9,460
Other	16,445	13,316	12,730

Total non-interest expense	107,661	107,473	118,447

Minority interest in income (loss) of consolidated real estate partnerships	(402)	(241)	1,723

Income before income taxes	50,782	63,558	75,610
Income taxes	19,650	24,586	30,927

Net income	$31,132	$38,972	$44,683

Earnings per share:
Basic	$1.48	$1.82	$2.07
Diluted	1.48	1.80	2.03
Dividends declared per share	0.71	0.67	0.62

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
		Additional			Deferred	Other
	Common	Paid-in	Retained	Treasury	Compensation	Comprehensive
	Stock	Capital	Earnings	Stock	Obligation	Income	Total
	(Dollars in thousands except per share data)

Balance at March 31, 2005	$2,536	$68,627	$315,077	$(68,441)	$(6,413)	$(708)	$310,678
Comprehensive income:
Net income	—	—	44,683	—	—	—	44,683
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $(1.3) million	—	—	—	—	—	(1,850)	(1,850)

Comprehensive income							$42,833

Purchase of treasury stock	—	—	—	(23,283)	—	—	(23,283)
Exercise of stock options	—	—	(5,946)	6,734	—	—	788
Issuance of treasury stock	—	—	(125)	2,846	(1,277)	—	1,444
Cash dividend ($0.615 per share)	—	—	(13,325)	—	—	—	(13,325)
Tax benefit from stock related compensation	—	1,890	—	—	—	—	1,890

Balance at March 31, 2006	$2,536	$70,517	$340,364	$(82,144)	$(7,690)	$(2,558)	$321,025

Comprehensive income:
Net income	—	—	38,972	—	—	—	38,972
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $1.4 million	—	—	—	—	—	2,016	2,016

Comprehensive income							$40,988

Purchase of treasury stock	—	—	—	(15,689)	—	—	(15,689)
Exercise of stock options	—	—	(5,370)	8,290	—	—	2,920
Issuance of treasury stock	—	—	(20)	2,572	(2,159)	—	393
Cash dividend ($0.67 per share)	—	—	(14,376)	—	—	—	(14,376)
Reclassification due to adoption of FAS 123R	—	—	—	(4,780)	4,780	—	—
Tax benefit from stock related compensation	—	1,605	—	—	—	—	1,605

Balance at March 31, 2007	$2,536	$72,122	$359,570	$(91,751)	$(5,069)	$(542)	$336,866

Comprehensive income:
Net income	—	—	31,132	—	—	—	31,132
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $1.6 million	—	—	—	—	—	2,406	2,406

Comprehensive income							$33,538

Purchase of treasury stock	—	—	—	(12,556)	—	—	(12,556)
Exercise of stock options	—	—	(906)	1,744	—	—	838
Issuance of treasury stock	—	—	(303)	1,633	(178)	—	1,152
Cash dividend ($0.71 per share)	—	—	(14,900)	—	—	—	(14,900)
Tax benefit from stock related compensation	—	178	—	—	—	—	178

Balance at March 31, 2008	$2,536	$72,300	$374,593	$(100,930)	$(5,247)	$1,864	$345,116

See accompanying Notes to Consolidated Financial Statements

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)

Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$4,439	$3,005	$(2,848)
Related tax benefit (expense)	(1,718)	(1,162)	1,165

Net after tax unrealized gains (losses) on available for sale securities	2,721	1,843	(1,683)
Less: Reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses) on sales of available for sale securities	514	(283)	282
Related tax (expense) benefit	(199)	109	(115)

Net after tax reclassification adjustment	315	(174)	167

Change in net unrealized gain (loss) on available-for-sale securities, net of tax	$2,406	$2,016	$(1,850)

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net income	$31,132	$38,972	$44,683
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	22,551	11,255	3,900
Provision for depreciation and amortization	4,333	4,163	4,206
Cash paid due to origination of loans held for sale	(660,841)	(404,068)	(703,045)
Cash received due to sale of loans held for sale	662,499	408,562	704,705
Net gain on sales of loans	(6,853)	(3,459)	(2,808)
(Gain) loss on sales of investment securities	(514)	283	(282)
Deferred income taxes	(5,598)	(3,042)	4,523
Increase in accrued interest receivable	(3,798)	(2,844)	(4,024)
Increase (decrease) prepaid expense and other assets	(10,514)	462	13,394
Increase in accrued interest payable	6,458	2,978	5,763
Increase (decrease) in other payable	(917)	821	(18,031)
Other	(21,115)	(12,522)	(8,807)

Net cash provided by operating activities	16,823	41,561	44,177
Investing Activities
Proceeds from sales of investment securities available for sale	24,076	65	—
Proceeds from maturities of investment securities available for sale	325,220	165,257	149,580
Purchase of investment securities available for sale	(296,900)	(188,007)	(146,723)
Proceeds from sale of mortgage-related securities available for sale	16,034	—	20,133
Purchase of mortgage-related securities available for sale	(90,804)	(47,779)	(35,247)
Principal collected on mortgage-related securities	57,151	50,553	63,109
FHLB Stock Redemption	—	5,134	—
FHLB Stock Dividend	—	—	(425)
FHLB Stock Purchase	(13,468)	(1,147)	—
Net increase in loans held for investment	(54,834)	(263,243)	(296,594)
Purchases of office properties and equipment	(4,145)	(6,036)	(3,292)
Sales of office properties and equipment	41	161	95
Sales of real estate	177	1,000	1,175
Net cash paid to purchase S&C Bank	(91,182)	—	—
Investment in real estate held for development and sale	803	(7,294)	(6,804)

Net cash used by investing activities	(121,170)	(291,336)	(254,993)
Financing Activities
Net increase (decrease) in deposit accounts	(17,934)	205,463	161,407
Increase (decrease) in advance payments by borrowers for taxes and insurance	(376)	337	(249)
Increase (decrease) in short-term borrowings	(240,111)	286,200	140,400
Proceeds from long-term borrowings	916,224	12,483	142,674
Repayment of long-term borrowings	(392,463)	(260,067)	(214,822)
Treasury stock purchased	(12,556)	(15,689)	(23,283)
Exercise of stock options	838	2,920	788
Cash received from employee stock purchase plan	1,152	393	1,444
Tax benefit from stock related compensation	178	1,605	1,890
Payments of cash dividends to stockholders	(14,900)	(14,376)	(13,325)

Net cash provided by financing activities	240,052	219,269	196,924

Net decrease in cash and cash equivalents	135,705	(30,506)	(13,892)
Cash and cash equivalents at beginning of year	122,038	152,544	166,436

Cash and cash equivalents at end of year	$257,743	$122,038	$152,544

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$163,186	$149,668	$100,083
Income taxes	23,695	32,470	23,006
Non-cash transactions:
Transfer of mortgage loans held to maturity to held for sale	—	—	94,129
Securitization of mortgage loans held for sale to mortgage-backed securities	—	—	94,165
Transfer of loans to foreclosed properties	7,496	—	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Basis of Financial Statement Presentation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation, ADPC Corporation and Willow River. IDI’s wholly owned subsidiaries are Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”). Significant intercompany accounts and transactions have been eliminated. The Corporation also consolidates certain variable interest entities (joint ventures and other 50% or less owned partnerships) to which the Corporation is the primary beneficiary pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income with the security assigned a new cost basis.

Loans Held for Sale.  Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

Mortgage Servicing Rights.  Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value pursuant to SFAS 156, Accounting for Servicing of Financial Assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. Mortgage servicing rights are carried at the lower of cost or market value.

Transfers of Financial Assets.  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loans Held for Investment.  Loans are stated at the amount of the unpaid principal, reduced by unearned net loan fees and an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when, they become 90 days past due or in the judgment of management, the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are applied to interest on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Loan Fees and Discounts.  Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. The Corporation is generally amortizing these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.

Foreclosed Properties and Repossessed Assets.  Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets is carried at the lower of cost or fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additions to the allowance for loan losses based on their judgements of collectibility based on information available to them at the time of their examination.

Specific allowance allocations are established for expected losses resulting from analysis developed through specific credit allocations on individual loans and are based on a regular analysis of impaired loans where the internal credit rating is at or below a predetermined classification. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of the loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

Real Estate Held for Development and Sale.  Real estate held for development and sale includes investments in land and partnerships that purchased land or other property. These investments are carried at the lower of cost plus capitalized development costs and interest, or estimated fair value. Income on the sale of land and lots between the entities is deferred until development and construction are complete and a third party purchases the property. Deferred income is then recognized as a component of non-interest income under net income (loss) from operations of real estate investments.

Real estate held for development and sale of $59.0 million consists of assets of the subsidiaries which invest in consolidated partnerships of $45.4 million (which includes construction in progress, land and improvements) as well as assets of wholly owned subsidiaries of $13.6 million. Cash and other assets of the variable interest entities of $3.5 million and $9.5 million, respectively, are reported as cash and accrued interest on investments and loans and other assets on the consolidated balance sheet. Liabilities total $59.3 million consisting of borrowings of the consolidated partnerships of $28.4 million, reported in Federal Home Loan Bank and other borrowings, other liabilities of the same entities of $30.9 million, reported in other liabilities and minority interest of $6.1 million, which represents the ownership interests of the other partners.

The assets and liabilities in real estate held for development and sale is summarized in the following table:

	March 31,
	2008	2007
	(In thousands)

Real estate held for development and sale	$59,002	$60,303
Cash and other assets of real estate investment subsidiaries	13,026	13,866

Total assets of real estate held for development and sale	72,028	74,169
Borrowings of subsidiaries	28,422	26,557
Other liabilities of subsidiaries	30,900	31,188

Total liabilities of real estate segment	59,322	57,745
Minority interest in consolidated real estate partnerships	6,081	7,486

Net assets of real estate held for development and sale	$6,625	$8,938

Real estate segment revenue is presented in non-interest income and represents revenue recognized upon the closing of sales of developed lots and homes to independent third parties. Real estate investment partnership cost of sales is included in non-interest expense and represents the costs of such closed sales. Other revenue (primarily rental income) and other expenses from real estate operations are also included in non-interest income and non-interest expense, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners’ share of income is reflected as minority interest in income of real estate partnership operations in non-interest expense.

The results of operations of the real estate investment segment are summarized in the following table:

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Real estate investment partnership revenue	$8,623	$18,977	$33,974
Real estate investment partnership cost of sales	(8,489)	(17,607)	(28,509)
Other expenses from real estate partnership operations	(10,291)	(8,950)	(9,579)
Net interest expense after provision for loan losses	(1,687)	(1,544)	(1,258)
Minority interest in loss (income) of real estate partnership operations	402	241	(1,723)

Net loss of real estate investment subsidiaries investing in variable interest entities, before tax	(11,442)	(8,883)	(7,095)

Other revenue from real estate operations	7,440	6,560	5,304

Loss of real estate partnership investment subsidiaries, before tax	$(4,002)	$(2,323)	$(1,791)

Goodwill and Other Intangibles.  Goodwill represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill is tested at least annually for impairment, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11 years and are included in other assets.

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

Investment in Federal Home Loan Bank Stock.  The Company is a member of the Federal Home Loan Bank (FHLB) system. As a result of membership in the FHLB system, the Company is required to maintain a minimum investment in FHLB stock. FHLB stock is capital stock that is bought from and sold to the FHLB at $100 par. The stock is not transferable and cannot be used as collateral. During the year ended March 31, 2008, the FHLB discontinued dividend payments.

Advertising Costs.  All advertising costs incurred by the Corporation are expensed in the period in which they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repurchase Plan.  For the year ended March 31, 2008, the Corporation repurchased approximately 469,000 shares of common stock on the open market with a weighted average price of $27.26 per share. All repurchased shares are held as treasury after settlement.

Stock-Based Compensation Plan.  The Corporation grants stock-based compensation to employees and directors under various plans discuss in Note 12. Compensation is granted in the forms of restricted stock and stock options.

The Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for the prior periods have not been restated. FAS 123(R) requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Volatility is measured at the time options are granted. Prior to April 1, 2006, the Corporation accounted for stock awards under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“FAS 123”). No stock-based employee compensation cost was recognized in the Statements of Income for the years ended March 31, 2006 and 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The compensation expense recognized related to restricted stock awards was $644,000, $400,000 and $317,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

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

Year Ended
March 31,
2006
(Dollars in thousands,
except per share data)

Net income, as reported	$44,683
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(521)

Pro forma net income	$44,162

Earnings per share:
Basic:
As reported	$2.07
Pro forma	2.04
Diluted:
As reported	$2.03
Pro forma	2.00

The pro forma amounts indicated above may not be representative of the effects on reported net income for future years. The fair values of stock options granted in fiscal years ended March 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option-pricing model.

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions. Expected volatility is based on historical daily volatilities of Company shares. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to outstanding. These assumptions are summarized in the following table.

	Year Ended March 31,
	2008	2007	2006

Weighted average fair value	N/A	N/A	$4.45
Expected volatility	N/A	N/A	15.00%
Risk free interest rate	N/A	N/A	3.00%
Expected lives	N/A	N/A	5 years
Dividend yield	N/A	N/A	2.00%

Current Accounting Developments.

Income Taxes.  In June 2006, the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, disclosure, and transition. The Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted this Statement during the year ended March 31, 2008. Adoption of the FIN 48 did not have a material effect on the consolidated financial statements.

Fair Value Measurements.  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. The requirements of FAS 157 are first effective for the Corporation’s fiscal year beginning April 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on April 1, 2008 is limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed on a recurring basis. No significant impact is expected on the consolidated financial statements at the time of adoption.

Fair Value Option.  In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective for the Corporation’s fiscal year beginning April 1, 2008. The Corporation is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Business Combinations.  On December 4, 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	the acquirer shall not recognize a separate valuation allowance as of the acquisition date for assets acquired in a business that are measured at their acquisition-date fair value;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 141R and its potential effect on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests.  On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 160 and its potential effect on its financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of FAS 161 and have not yet adopted the statement. However, as the provisions of FAS 161 are only related to disclosure of derivative and hedging activities, we do not believe the adoption of FAS 161 will have a material impact on our consolidated operating results, financial position, or cash flows.

Reclassifications.  Certain 2007 and 2006 accounts have been reclassified to conform to the 2008 presentations. The reclassifications had no impact on prior year’s net income or stockholders’ equity.

Note 2 —	Business Combination

Business Combination.  The following business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

Effective January 2, 2008, the Corporation acquired 100% of the outstanding common stock of S&C Bank (“S&C”), headquartered in New Richmond, Wisconsin. The definitive agreement (the “agreement”) was entered into on July 11, 2007 and, pursuant to that agreement, the Corporation purchased all of the outstanding shares of S&C. Under the terms of the agreement, 235,071 shares of S&C common stock were purchased by the Corporation and S&C shareholders received $450.93 in cash for each share of S&C common stock for a total purchase price of $106.0 million. Direct costs of the acquisition were $890,000. At the date of acquisition, S&C became a wholly-owned subsidiary of the Corporation and on February 8, 2008, S&C was merged into the Corporation. On February 15, 2008, the Corporation sold three branches of S&C that were located in Minnesota.

As the merger closed on January 2, 2008, S&C’s results were not included in the Corporation’s results of operations for the nine months ended December 31, 2007, but are included for the three months ended March 31, 2008. The merger increases the Corporation’s presence in Wisconsin to include northwest Wisconsin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the condensed balance sheet amounts assigned to the assets and liabilities, including all purchase adjustments, of S&C as of January 2, 2008 (in thousands):

Cash and cash equivalents	$15,708
Investment securities available for sale	64,689
Loans, less allowance for loan losses of $2,795	280,803
Office properties and equipment	15,726
Goodwill	52,419
Core deposit intangible	5,517
Accrued interest on investments, loans and other assets	4,174
Deposits	(305,450)
Borrowings	(22,634)
Other liabilities	(4,062)

Net assets acquired	$106,890

Certain amounts, including goodwill, are subject to change when the determination of asset and liability values is finalized. None of the resulting goodwill is expected to be deductible for tax purposes. All of the goodwill is allocated to the community banking segment. The Corporation recorded a preliminary estimate of $5.5 million for the core deposit intangible.

The following unaudited pro forma condensed combined financial information presents the Corporation’s results of operations for the years indicated had the merger taken place as of April 1, 2006 (in thousands):

	Years Ended March 31,
	2008	2007

Net interest income after provision for loan losses	$119,261	$135,242
Non-interest income	55,173	59,067
Non-interest expense	118,136	122,790
Minority interest in loss of real estate partnership operations	(402)	(241)

Income before taxes	56,700	71,760
Income taxes	21,676	27,325

Net income	$35,024	$44,435

Per common share information Earnings	1.67	2.08
Diluted earnings	1.66	2.05
Average common shares issued and outstanding	20,975,803	21,405,888
Average diluted common shares outstanding	21,095,332	21,688,452

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition and does not include the impact of expected cost savings. All adjustments were tax affected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on April 1, 2006 or of future results of operations of the consolidated entities.

Note 3 —	Restrictions on Cash and Due From Bank Accounts

Under Regulation D, AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2008 and 2007 was approximately $16.2 million and $15.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Corporation has not experienced any losses in such accounts.

Note 4 —	Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2008:
Available for Sale:
U.S. Government and federal agency obligations	$38,086	$503	$—	$38,589
Municipal Bonds	33,525	428	—	33,953
Mutual funds	1,722	—	—	1,722
Other	13,635	142	(1,005)	12,772

	$86,968	$1,073	$(1,005)	$87,036

At March 31, 2007:
Available for Sale:
U.S. Government and federal agency obligations	$59,676	$29	$(45)	$59,660
Mutual funds	7,061	—	(57)	7,004
Other	6,735	207	(61)	6,881

	$73,472	$236	$(163)	$73,545

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2008 and 2007.

	At March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Other	$1,938	$(116)	$1,126	$(889)	$3,064	$(1,005)

Total	$1,938	$(116)	$1,126	$(889)	$3,064	$(1,005)

	At March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Government sponsored Agencies	$32,376	$(23)	$6,462	$(22)	$38,838	$(45)
Mutual funds	2,997	(3)	1,930	(54)	4,927	(57)
Other	1,954	(61)	—	—	1,954	(61)

Total	$37,327	$(87)	$8,392	$(76)	$45,719	$(163)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foregoing represent four investment securities at March 31, 2008 compared to sixteen at March 31, 2007 that, due primarily to the current interest rate environment, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Proceeds from sales of investment securities available for sale during the year ended March 31, 2008 and 2007 were $24.1 million and $65,000, respectively. There were no sales of investment securities available for sale during the year ended March 31, 2006. Gross gains of $320,000 were realized on sales in 2008. There were no gross gains realized on sales of investment securities for the years ended March 31, 2007 and 2006. Gross losses of $87,000 and $283,000 were realized on sales for the years ended March 31, 2008 and 2007, respectively. There were no gross losses realized on sales of investment securities for the year ended March 31, 2006.

At March 31, 2008, investment securities with a fair value of approximately $36.1 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities by contractual maturity at March 31, 2008 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Municipal bonds subject to three-month calls amount to $2.4 million at March 31, 2008. Municipal bonds subject to six-month calls at March 31, 2008 are $1.1 million.

		After 1 Year	After 5 Years
	Within 1 Year	through 5 Years	through 10 Years	Over Ten Years	Total
	(Dollars in thousands)

Available for Sale, at fair value:
Government sponsered agencies	$17,611	$15,983	$—	$4,995	$38,589
Municipal Bonds	11,129	14,511	3,989	4,324	33,953
Mutual fund	1,722	—	—	—	1,722
Other	—	—	—	—	12,772

Total Investment Securities	$30,462	$30,494	$3,989	$9,319	$87,036

Note 5 —	Mortgage-Related Securities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2008:
Available for Sale:
CMO’s and REMICS	$125,821	$1,062	$(1,659)	$125,224
Mortgage-backed securities	109,387	2,925	(1)	112,311
GNMA Securities	31,709	171	(45)	31,835

	$266,917	$4,158	$(1,705)	$269,370

Held to Maturity:
Mortgage-backed securities	59	1	—	60

	$59	$1	$—	$60

At March 31, 2007:
Available for Sale:
CMO’s and REMICS	$72,103	$86	$(1,228)	$70,961
Mortgage-backed securities	127,468	933	(516)	127,885
GNMA Securities	49,441	79	(395)	49,125

	$249,012	$1,098	$(2,139)	$247,971

Held to Maturity:
Mortgage-backed securities	68	—	—	68

	$68	$—	$—	$68

The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 and 2007.

	At March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

CMO’s and REMICS	$52,324	$(1,256)	$12,125	$(403)	$64,449	$(1,659)
Mortgage-backed securities	107	—	5,375	(1)	5,482	(1)
GNMA Securities	12,420	(29)	3,775	(16)	16,195	(45)

	$64,851	$(1,285)	$21,275	$(420)	$86,126	$(1,705)

	At March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

CMO’s and REMICS	$1,547	$(2)	$60,498	$(1,226)	$62,045	$(1,228)
Mortgage-backed securities	34	—	54,798	(516)	54,832	(516)
GNMA Securities	—	—	41,364	(395)	41,364	(395)

	$1,581	$(2)	$156,660	$(2,137)	$158,241	$(2,139)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foregoing represent 47 securities at March 31, 2008 compared to eighty one at March 31, 2007 that, due to the current interest rate environment, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2008 and 2007, unrealized losses on debt securities are generally due to changes in interest rates and as such, are considered by the Corporation to be temporary.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, no declines are deemed to be other than temporary.

Proceeds from sales of mortgage-related securities available for sale during the years ended March 31, 2008 and 2006 were $16.0 million and $20.1 million, respectively. There were no sales of mortgage-related securities available for sale during the year ended March 31, 2007. There were no sales of mortgage-related securities held-to-maturity for the years ended March 31, 2008, 2007 and 2006. Gross gains of $270,000 and $401,000 were realized on sales in 2008 and 2006, respectively. There were no gross gains realized on mortgage-related securities available for sale for the year ended March 31, 2007. There were no gross gains realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2008, 2007 and 2006. Gross losses of $1,000 and $119,000 were realized on sales in 2008 and 2006, respectively. There were no gross losses realized on sales of mortgage-related securities available for sale for the year ended March 31, 2007. There were no gross losses realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2008, 2007 and 2006.

At March 31, 2008, mortgage-related securities available for sale with a fair value of approximately $119.4 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law. See Note 9.

The fair value of mortgage-related securities at March 31, 2008, by contractual maturity, is shown below. Given certain interest rate environments, some or all of these securities may be called by their issuers prior to the scheduled maturities. Maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalties.

		After 1 Year	After 5 Years
	Within 1 Year	through 5 Years	through 10 Years	Over Ten Years	Total
	(Dollars in thousands)

Mortgage-related securities available for Sale, at fair value:
CMO’s and Remics	$22	$99	$16,762	$108,341	$125,224
Mortgage-backed securities	—	2,089	27,419	82,803	112,311
GNMA Securities	—	—	1,955	29,880	31,835

Total	$22	$2,188	$46,136	$221,024	$269,370

Held to Maturity, at fair value:
Mortgage-backed securities	—	—	60	—	60

Total	$—	$—	$60	$—	$60

Total Mortgage-related securities	$22	$2,188	$46,196	$221,024	$269,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	March 31,
	2008	2007

First mortgage loans:
Single-family residential	$893,001	$843,677
Multi-family residential	694,423	654,567
Commercial real estate	1,088,004	1,020,325
Construction	402,395	460,746
Land	306,363	214,703

	3,384,186	3,194,018
Second mortgage loans	356,009	351,739
Education loans	275,850	223,707
Commercial business loans and leases	277,312	234,792
Credit card and other consumer loans	95,149	60,413

	4,388,506	4,064,669
Contras to loans:
Undisbursed loan proceeds	(141,219)	(163,505)
Allowance for loan losses	(38,285)	(20,517)
Unearned loan fees	(6,075)	(6,541)
Net discount on loans purchased	(11)	(15)
Unearned interest	(83)	(42)

	(185,673)	(190,620)

	$4,202,833	$3,874,049

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of year	$20,517	$15,570	$26,444
Provision	22,551	11,255	3,900
Charge-offs	(7,913)	(7,217)	(15,075)
Recoveries	335	909	301
Purchase of S&C Bank	2,795	—	—

Allowance at end of year	$38,285	$20,517	$15,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008, the Corporation has identified $86.4 million of loans as impaired, net of allowances. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At March 31,
	2008	2007	2006
	(In thousands)

Impaired loans with valuation reserve required	$52,866	$2,130	$6,381
Impaired loans without a specific reserve	51,192	45,718	9,107
Less:
Specific valuation allowance	(17,639)	(517)	(3,111)

	$86,419	$47,331	$12,377

Average impaired loans	$61,931	$24,620	$9,010
Interest income recognized on impaired loans	$107	$44	$208
Interest income recognized on a cash basis on impaired loans	$107	$44	$208
Loans on nonaccrual status	$101,241	$47,040	$13,529
Loans past due ninety days or more and still accruing	$—	$—	$—

Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 10.

A substantial portion of the Bank’s loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $11,637,000 and $14,468,000 at March 31, 2008 and 2007, respectively. During the year ended March 31, 2008, total principal additions were $89,000 and total principal payments were $2,920,000.

Note 7 —	Goodwill, Other Intangibles and Mortgage Servicing Rights

The Corporation’s carrying value of goodwill was approximately $72.4 million at March 31, 2008 and approximately $20.0 million at March 31, 2007. The goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes.

The following table presents the changes in the carrying value of goodwill:

	March 31,
	2008	2007
	(In thousands)

Balance at beginning of period	$19,956	$19,956
Goodwill from business combination(1)	52,419	—

Balance at end of period	$72,375	$19,956

(1)	The Corporation’s acquisition of S & C Bank on January 2, 2008, generated approximately $52.4 million in goodwill.

The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately nine years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $5.4 million at March 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of March 31, 2008. There was no core deposit premium balance as of March 31, 2007.

March 31,
2008
(In thousands)

Balance at beginning of period	$—
Other intangibles from business combination(1)	5,517
Amortization expense	(158)

Balance at end of period	$5,359

Gross carrying amount	$5,517
Accumulated amortization	(158)

Net book value	$5,359

(1)	The Corporation’s acquisition of S & C Bank on January 2, 2008, generated approximately $5.5 million in core deposits intangible.

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

The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtains a servicing asset when we deliver loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period.

The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated by a discounted cash flow model based on market value assumptions at the time of origination at each reporting period.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans - include discount rates in the range of 9 to 21 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

Prepayment speeds may be affected by economic factors such as home price appreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore and an increase in fair value of MSRs. Annually, external data is obtained to test the values and assumptions that are used in the initial valuations for the discounted cash flow model.

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

Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In thousands)

Mortgage servicing rights as of March 31, 2006	$5,735	$1,324
Additions	2,464	456
Amortization	(1,835)	(733)

Mortgage servicing rights before valuation allowance at end of period	6,364	1,047
Valuation allowance	(709)	—

Net mortgage servicing rights as of March 31, 2007	$5,655	$1,047

Fair market value at the end of the period	$10,489	$1,673
Key assumptions:
Weighted average discount	11.23%	18.65%
Weighted average prepayment speed assumption	13.43%	12.90%
Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Acquired servicing rights of S & C Bank at market value	1,632	—
Additions	5,822	629
Amortization	(1,985)	(333)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	11,698	1,478
Valuation allowance	—	—

Net mortgage servicing rights as of March 31, 2008	$11,698	$1,478

Fair market value at the end of the period	$13,764	$2,040
Key assumptions:
Weighted average discount	11.04%	20.12%
Weighted average prepayment speed assumption	16.82%	13.15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
	(In thousands)

Year ended March 31, 2008 (actual)	$1,985	$333	$158	$2,476

Estimate for the year ended March 31,
2009	$1,985	$333	$632	$2,950
2010	1,985	333	632	2,950
2011	1,985	333	632	2,950
2012	1,985	333	632	2,950
Thereafter	3,758	146	2,831	6,735

	$11,698	$1,478	$5,359	$18,535

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $3,251,840,000 and $2,937,458,000 at March 31, 2008 and 2007, respectively.

Note 8 —	Office Properties and Equipment

Office properties and equipment are summarized as follows (in thousands):

	March 31,
	2008	2007

Land and land improvements	$10,055	$6,720
Office buildings	52,701	38,909
Furniture and equipment	49,186	38,752
Leasehold improvements	4,700	4,188

	116,642	88,569
Less allowance for depreciation and amortization	68,726	56,535

	$47,916	$32,034

During the years ending March 31, 2008, 2007 and 2006, building depreciation expense was $1,622,000, $1,417,000 and $1,341,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2008, 2007, and 2006 was $2,534,000, $2,370,000 and $2,577,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2029. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2008:

Amount of Future
Year	Minimum Payments
(Dollars in thousands)

2009	$2,237
2010	2,076
2011	1,927
2012	1,823
2013	1,707
Thereafter	15,038

Total	$24,808

For the years ended March 31, 2008, 2007 and 2006, rental expense was $2,284,000, $1,863,000 and $1,547,000, respectively.

Note 9 —	Deposits

Deposits are summarized as follows (in thousands):

	March 31,
		Weighted		Weighted
	2008	Average Rate	2007	Average Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$280,898	0.00%	$241,234	0.00%
Interest-bearing
Fixed rate	159,944	0.27%	132,060	0.20%
Variable rate	32,965	0.57%	32,863	0.57%

	473,807	0.13%	406,157	0.11%
Variable rate insured money market accounts	614,745	2.36%	536,237	4.10%
Passbook accounts	211,662	0.47%	184,626	0.41%
Advance payments by borrowers for taxes and insurance	6,796	0.41%	7,169	0.40%
Certificates of deposit:
0.00% to 2.99%	40,953	2.82%	31,246	2.80%
3.00% to 4.99%	1,131,268	4.20%	597,416	4.30%
5.00% to 6.99%	1,039,098	5.17%	1,468,491	5.14%
S&C purchase accounting adjustment	153		—

	2,211,472	4.63%	2,097,153	4.86%

	3,518,482	3.37%	3,231,342	3.88%
Accrued interest on deposits	21,512		16,904

	$3,539,994		$3,248,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of annual maturities of certificates of deposit outstanding at March 31, 2008 follows (in thousands):

Matures During Year Ended March 31,	Amount

2009	$1,995,058
2010	159,421
2011	20,816
2012	15,536
Thereafter	20,641

$2,211,472

At March 31, 2008 and 2007, certificates of deposit with balances greater than or equal to $100,000 amounted to $396.3 million and $293.9 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2008 and 2007, the Bank had $220.3 million and $363.7 million in brokered deposits.

Note 10 —	Federal Home Loan Bank and Other Borrowings

Federal Home Loan Bank (“FHLB”) and other borrowings consist of the following (dollars in thousands):

	Matures During	March 31, 2008		March 31, 2007
	Year Ended		Weighted		Weighted
	March 31,	Amount	Average Rate	Amount	Average Rate

FHLB advances:	2008	$—	—	$680,320	4.68
	2009	237,100	3.95	99,500	4.44
	2010	310,400	3.63	11,150	3.72
	2011	177,350	3.79	4,350	5.30
	2012	15,000	4.90	15,000	4.90
	2013	220,000	3.17	—	—
	2018	100,000	3.36	—	—
Other loans payable	various	146,887	4.37	90,157	6.85
S&C PVA(1)		24	—	—	—

		$1,206,761	3.72%	$900,477	4.86%

(1)	Stemming from the Bank’s purchase of S&C Bank on January 2, 2008, an adjustment was made to the market values of FHLB advances. The market value of FHLB advances was determined by discounting cash flows using current borrowing rates for the remaining contractual maturity.

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 85% of single-family loans, 70% of multi-family loans and to 50% of eligible home equity and home equity line of credit loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $54,829,000 and $41,361,000 at March 31, 2008 and 2007, respectively. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $119.4 million and $154.2 million at March 31, 2008 and 2007, respectively.

As of March 31, 2008 and 2007, the Corporation had drawn a total of $118.5 million at a weighted average interest rate of 3.93% and $63.6 million at a weighted average interest rate of 6.16%, respectively, on a short term line of credit at U.S. Bank. The total line of credit available is $120.0 million. The interest is based on a money market rate (estimated to be 3.55% at March 31, 2008) and LIBOR rates on fixed term loans (estimated to be 4.20% at March 31, 2008), and is payable quarterly and each draw has a specified maturity. Subsequent to March 31, 2008, the Corporation renegotiated the terms of the line of credit to seek relief from various covenants within the contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The final maturity of the line of credit is September 2008. The remaining balance of $28.4 million of other loans payable represent mortgage loans on real estate held for development at a weighted average interest rate of 6.20%.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2008, the most recent notification from the OTS categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible and risk-based capital ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category. The qualification results in a lower assessment of FDIC premiums and other benefits.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators at March 31, 2008 and 2007:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At March 31, 2008:
Tier 1 capital (to adjusted tangible assets)	$352,311	7.04%	$150,210	3.00%	$250,349	5.00%
Risk-based capital (to risk-based assets)	390,596	10.14	308,273	8.00	385,341	10.00
Tangible capital (to tangible assets)	352,311	7.04	75,105	1.50	N/A	N/A
At March 31, 2007:
Tier 1 capital (to adjusted tangible assets)	$352,333	7.92%	$133,407	3.00%	$222,344	5.00%
Risk-based capital (to risk-based assets)	372,346	10.84	274,773	8.00	343,466	10.00
Tangible capital (to tangible assets)	352,333	7.92	66,703	1.50	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007
	(In thousands)

Stockholders’ equity of the Bank	$432,382	$371,708
Less: Goodwill and intangible assets	(77,734)	(19,956)
Accumulated other comprehensive income	(2,337)	581

Tier 1 and tangible capital	352,311	352,333
Plus: Allowable general valuation allowances	38,285	20,013

Risk-based capital	$390,596	$372,346

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Unlike the Bank, the Corporation is not subject to these regulatory restrictions on the payment of dividends to its stockholders. However, the source of its future corporate dividends depends upon dividends from the Bank.

Note 12 —	Employee Benefit Plans

The Corporation maintains a defined contribution plan in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 50% of their base compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was $963,000, $887,000, and $845,000, for the years ended March 31, 2008, 2007, and 2006, respectively.

The Corporation sponsors an Employee Stock Ownership Plan (“ESOP”) which covers all employees with more than one year of employment, who are at least 21 years of age and who work more than 1,000 hours in a plan year. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. The ESOP expense for fiscal year 2006 was $589,000. There was no ESOP expense for fiscal year 2008 and 2007.

The activity in the ESOP shares of both plans is as follows:

	Year Ended March 31,
	2008	2007	2006

Balance at beginning of year	1,355,508	1,396,609	1,426,551
Additional shares purchased	—	—	20,000
Shares distributed for terminations	(50,189)	(5,108)	(6,188)
Sale of shares for cash distributions	(34,881)	(35,993)	(43,754)

Balance at end of year	1,270,438	1,355,508	1,396,609
Allocated shares included above	1,270,438	1,355,508	1,396,609

Unallocated shares	—	—	—

In the event a terminated ESOP participant desires to sell their shares of the Corporation’s stock, or for certain employees who elect to diversify their account balances, the Corporation may be required to purchase the shares from the participant at their fair market value. At March 31, 2008 and 2007, the ESOP held 1,270,438 shares and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,355,508 shares, respectively, all of which have been allocated to ESOP participants. The fair market value of those shares totaled $24.1 million and $38.4 million as of March 31, 2008 and 2007, respectively. During the years ended March 31, 2008 and 2007, the fair market value of the stock purchased by the Company from ESOP participants totaled $979,000 and $1.0 million, respectively. The Corporation expects the amount it may be required to pay during 2009 for shares from ESOP participants will approximate the amount paid during 2008.

During 1992, the Corporation formed four Management Recognition Plans (“MRPs”) which acquired a total of 4% of the shares of the Corporation’s common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the Corporation amended and restated the MRPs to extend their term. There were no shares granted during the years ended March 31, 2008, 2007 and 2006. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank’s employees become vested in the awarded shares. The amount amortized to expense was $33,000 for the year ended March 31, 2006. There was no MRP amortized to compensation expense for the years ended March 31, 2008 and 2007. Shares vested during the year ended March 31, 2006 and distributed to the employees totaled 5,500. There were no shares vested during the years ended March 31, 2008 and 2007.

The activity in the MRP shares is as follows:

	Year Ended March 31,
	2008	2007	2006

Balance at beginning of year	405,965	396,734	394,115
Additional shares purchased	12,220	9,231	8,119
Shares vested	—	—	(5,500)

Balance at end of year	418,185	405,965	396,734
Allocated shares included above	—	—	—

Unallocated shares	418,185	405,965	396,734

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

A summary of stock options activity for all periods follows:

	Year Ended March 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	837,296	$19.82	1,159,022	$17.75	1,429,071	$15.62
Granted	—	—	—	—	33,000	31.95
Exercised	(72,427)	14.53	(321,726)	12.37	(302,249)	9.25
Forfeited	(12,472)	13.27	—	—	(800)	6.53

Outstanding at end of year	752,397	$20.43	837,296	$19.82	1,159,022	$17.75

Options exercisable and vested at year-end	752,397	$20.43	837,296	$19.82	1,159,022	$17.75

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008 was $970,000.

In March 2006, the Board approved the accelerated vesting and exercisability of all unvested and unexercisable stock options to purchase common stock of the Corporation outstanding as of March 31, 2006. As a result, options to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At March 31, 2008, 877,364 shares were available for future grants.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2008:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 – $15.70	261,700	2.90	$15.32	261,700	$15.32
$16.12 – $22.07	256,357	2.10	20.75	256,357	20.75
$23.77 – $31.95	234,340	5.76	25.79	234,340	25.79

	752,397	3.52	$20.43	752,397	$20.43

In 2004, the Corporation approved the 2004 Equity Incentive Plan. The purpose of the plan was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. The restricted stock grants generally vest over a period of three to five years and are included in outstanding shares at the time of vesting. There were 32,700, 55,000 and 27,300 shares granted at fair value under the plan during the year ended March 31, 2008, 2007 and 2006, respectively. The restricted stock grant plan expense was $644,000, $400,000 and $317,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The activity in the restricted stock grant shares is as follows:

	Year Ended March 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value

Balance at beginning of year	66,600	$29.62	20,700	$31.95	—	$—
Restricted stock granted	32,700	22.85	55,000	28.47	27,300	31.95
Restricted stock vested	(19,500)	30.09	(9,100)	31.95	(6,600)	31.95
Restriced stock forfeited	(1,000)	22.85	—	—	—	—

Balance at end of year	78,800	$26.32	66,600	$29.62	20,700	$31.95

The Corporation has two types of deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first type of plan provides for contributions by both the participant and the Corporation equal to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2008, 2007 and 2006 was $67,000, $102,000 and $90,000, respectively. The amount accrued at March 31, 2008, 2007 and 2006 was $12,000, $90,000 and $110,000, respectively. The second type of plan provides for contributions by the Corporation to supplement the participant’s retirement. The expense associated with this plan for fiscal 2008, 2007 and 2006 was $249,000, $163,000 and $781,000, respectively. When the benefits are to be paid to the participants, they are paid in a fixed number of shares of company stock. These two plans are reported in other liabilities with a related contra account reported as a deferred compensation obligation in the equity section of the consolidated balance sheets.

As of March 31, 2008, there was approximately $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. The fair value of stock that vested during the year ended March 31, 2008 was $660,000.

Note 13 —	Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2008	2007	2006

Current:
Federal	$19,416	$21,455	$20,775
State	5,832	6,173	5,629

	25,248	27,628	26,404
Deferred:
Federal	(4,381)	(2,428)	3,331
State	(1,217)	(614)	1,192

	(5,598)	(3,042)	4,523

Total Income Tax Expense	$19,650	$24,586	$30,927

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $9,260,000 available to offset against future income. The carryovers expire in the years 2009 through 2023 if unused.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,
	2008		2007		2006
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income before income taxes	$50,782	100.0%	$63,558	100.0%	$75,610	100.0%

Income tax expense at federal statutory rate of 35%	$17,774	35.0%	$22,245	35.0%	$26,463	35.0%
State income taxes, net of federal income tax benefits	2,913	5.7	3,429	5.3	4,422	5.8
Tax benefit from dividend to ESOP	(319)	(0.6)	(1,171)	(1.8)	—	—
Reduction in tax exposure reserve	(500)	(1.0)	—	—	—	—
Increase in valuation allowance	—	—	231	0.4	306	0.4
Other	(218)	(0.4)	(148)	(0.2)	(264)	(0.3)

Income tax provision	$19,650	38.7%	$24,586	38.7%	$30,927	40.9%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,
	2008	2007	2006

Deferred tax assets:
Allowances for loan losses	$15,081	$8,238	$6,340
Other	9,945	9,129	9,080

Total deferred tax assets	25,026	17,367	15,420
Valuation allowance	(997)	(1,321)	(1,090)

Adjusted deferred tax assets	24,029	16,046	14,330
Deferred tax liabilities:
FHLB stock dividends	(4,022)	(3,824)	(4,099)
Mortgage servicing rights	(4,888)	(2,441)	(2,349)
Purchase accounting	(4,713)	—	—
Other	(1,513)	(1,361)	(2,504)

Total deferred tax liabilities	(15,136)	(7,626)	(8,952)

Net deferred tax assets before effect of unrealized gains on available for sale securities	8,893	8,420	5,378

Tax effect of net unrealized gains/(losses) on available for sale securities	(738)	389	1,827

Net deferred tax assets	$8,155	$8,809	$7,205

Accounting for Uncertainty in Income Taxes:  Effective April 1, 2007, the Corporation adopted FIN 48. This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be taken, in tax returns. The initial adoption of this Interpretation had no material impact on the Corporation’s financial statements.

A reconciliation of the change in unrecognized tax benefits from April 1, 2007 to March 31, 2008 is as follows:

Balance at April 1, 2007	$359
Reductions for tax positions of prior years	54

Balance at March 31, 2008	$305

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.

The Corporation elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits. As of March 31, 2008, the Corporation had $50,000 of accrued interest included in unrecognized tax benefits. The Corporation’s federal and various state income tax returns are open and subject to examination from the 2004 tax return year and forward.

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

The Corporation’s real estate investment subsidiary, IDI, is required to guaranty the partnership loans of its subsidiaries, for the development of homes for sale. These subsidiaries are consolidated in these financial statements as VIE’s since IDI or its wholly owned subsidiaries is the primary beneficiary. These loans are secured by lots and homes being developed at rates ranging from 5.75% to 6.51%. As of March 31, 2008 the Corporation’s real estate investment subsidiary, IDI, had guaranteed $31.5 million for the following partnerships on behalf of the respective subsidiaries. As of that same date, $28.2 million is outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
		Amount	Outstanding	Outstanding
Subsidiary of IDI	Partnership Entity	Guaranteed	at 3/31/08	at 3/31/07
(Dollars in thousands)

Oakmont	Chandler Creek	$15,000	$15,000	$12,350
Davsha III	Indian Palms 147, LLC	500	396	851
Davsha V	Villa Santa Rosa, LLC	1,000	722	1,601
Davsha VII	La Vista Grande 121, LLC	15,000	12,105	11,067

Total		$31,500	$28,223	$25,869

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

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $31.5 million. At March 31, 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation’s maximum exposure to loss as a result of involvement with these limited partnerships was $6.6 million as detailed in Note 1.

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,
	2008	2007

Commitments to extend credit:
Fixed rate	$94,290	$58,844
Adjustable rate	24,934	32,237
Unused lines of credit:
Home equity	136,458	91,630
Credit cards	40,368	40,799
Commercial	128,505	125,560
Letters of credit	47,218	59,910
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	23,698	20,902
Real estate investment segment borrowing guarantees unfunded	3,277	18,555
Other financial guarantees	—	900

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $9,708,000 and $4,474,000 at March 31, 2008 and 2007, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2008 and 2007 amounted to $89,421,000 and $27,025,000, respectively.

The Corporation participates in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Chicago (FHLB). The program is intended to provide member institutions with an alternative to holding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure in the amount of $23,698,000 at March 31, 2008 related to approximately $1,663,000,000 of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

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

The Corporation has recorded derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 15). The fair values of these derivatives were immaterial at March 31, 2008 and 2007.

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

Federal Home Loan Bank stock:  The carrying amount of FHLB stock approximates its fair value as it can only be sold to the FHLB or other member banks at its par value of $100.

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

Off-balance-sheet instruments:  Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash equivalents	$257,743	$257,743	$122,038	$122,038
Investment securities	87,036	87,036	73,545	73,545
Mortgage-related securities	269,429	269,430	248,039	248,039
Loans held for sale	9,669	9,669	4,474	4,474
Loans receivable	4,202,833	4,288,621	3,874,049	3,888,785
Federal Home Loan Bank stock	54,829	54,829	41,361	41,361
Mortgage servicing rights	13,176	15,804	6,702	12,162
Accrued interest receivable	29,921	29,921	26,123	26,123
Financial liabilities:
Deposits	3,518,482	3,491,093	3,231,342	3,163,625
Federal Home Loan Bank and other borrowings	1,206,761	1,205,177	900,477	895,528
Accrued interest payable — borrowings	3,827	3,827	3,267	3,267
Accrued interest payable — deposits	21,512	21,512	16,904	16,904

Note 18 —	Condensed Parent Only Financial Information

The following represents the unconsolidated financial information of the Corporation:

Condensed Balance Sheets

	March 31,
	2008	2007
	(In thousands)

ASSETS
Cash and cash equivalents	$4,811	$1,258
Investment in subsidiaries	439,007	380,647
Securities available for sale	1,261	2,382
Loans receivable from non-bank subsidiaries	28,873	27,490
Other	532	33

Total assets	$474,484	$411,810

LIABILITIES
Loans payable	$118,465	$63,600
Other liabilities	10,903	11,344

Total liabilities	129,368	74,944

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	345,116	336,866

Total liabilities and stockholders’ equity	$474,484	$411,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended March 31,
	2008	2007	2006
		(In thousands)

Interest income	$2,033	$2,049	$1,673
Interest expense	3,936	3,954	3,116

Net interest income	(1,903)	(1,905)	(1,443)
Equity in net income from subsidiaries	32,264	40,382	45,822
Non-interest income	12	271	99

	30,373	38,748	44,478
Non-interest expense	553	504	505

Income before income taxes	29,820	38,244	43,973
Income taxes	(1,312)	(728)	(710)

Net income	$31,132	$38,972	$44,683

Condensed Statements of Cash Flows

	Year Ended March 31,
	2008	2007	2006
		(In thousands)

Operating Activities
Net income	$31,132	$38,972	$44,683
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net income of subsidiaries	(32,264)	(40,382)	(45,822)
Other	(610)	2,607	(3,746)

Net cash provided (used) by operating activities	(1,742)	1,197	(4,885)
Investing Activities
Proceeds from maturities of investment securities	279	—	100
Purchase of investment securities available for sale	—	(2,016)	—
Net (increase) decrease in loans receivable from non-bank subsidiaries	(1,383)	(1,706)	6,099
Capital contribution to Bank subsidiary	(39,000)	—	—
Dividends from Bank subsidiary	16,000	25,000	24,300

Net cash provided (used) by investing activities	(24,104)	21,278	30,499
Financing Activities
Increase (decrease) in loans payable	54,865	(500)	10,300
Purchase of treasury stock	(12,556)	(15,689)	(23,283)
Exercise of stock options	838	2,920	788
Purchase of stock by retirement plans	1,152	393	1,444
Cash dividend paid	(14,900)	(14,376)	(13,325)

Net cash provided (used) by financing activities	29,399	(27,252)	(24,076)
Increase (decrease) in cash and cash equivalents	3,553	(4,777)	1,538
Cash and cash equivalents at beginning of year	1,258	6,035	4,497

Cash and cash equivalents at end of year	$4,811	$1,258	$6,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Segment Information

The Corporation provides a full range of banking services, as well as real estate investments through its two consolidated subsidiaries. The Corporation manages its business with a primary focus on each subsidiary. Thus, the Corporation has identified two operating segments. The Corporation has not aggregated any operating segments.

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2008, 2007 and 2006, respectively.

	Year Ended March 31, 2008
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$141	$298,515	$(1,981)	$296,675
Interest expense	1,828	167,823	(1,981)	167,670

Net interest income (loss)	(1,687)	130,692	—	129,005
Provision for loan losses	—	22,551	—	22,551

Net interest income (loss) after provision for loan losses	(1,687)	108,141	—	106,454
Real estate investment partnership revenue	8,623	—	—	8,623
Other revenue from real estate operations	7,440	—	—	7,440
Other income	—	35,643	(119)	35,524
Real estate investment partnership cost of sales	(8,489)	—	—	(8,489)
Other expense from real estate partnership operations	(10,291)	—	119	(10,172)
Minority interest in loss of real estate partnerships	402	—	—	402
Other expense	—	(89,000)	—	(89,000)

Income (loss) before income taxes	(4,002)	54,784	—	50,782
Income tax expense (benefit)	(1,682)	21,332	—	19,650

Net income (loss)	$(2,320)	$33,452	$—	$31,132

Total assets at end of period	$72,028	$5,077,529	$—	$5,149,557
Goodwill	$—	$72,375	$—	$72,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2007
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$362	$282,308	$(1,978)	$280,692
Interest expense	1,906	152,718	(1,978)	152,646

Net interest income (loss)	(1,544)	129,590	—	128,046
Provision for loan losses	—	11,255	—	11,255

Net interest income (loss) after provision for loan losses	(1,544)	118,335	—	116,791
Real estate investment partnership revenue	18,977	—	—	18,977
Other revenue from real estate operations	6,560	—	—	6,560
Other income	—	28,581	(119)	28,462
Real estate investment partnership cost of sales	(17,607)	—	—	(17,607)
Other expense from real estate partnership operations	(8,950)	—	119	(8,831)
Minority interest in loss of real estate partnerships	241	—	—	241
Other expense	—	(81,035)	—	(81,035)

Income (loss) before income taxes	(2,323)	65,881	—	63,558
Income tax expense (benefit)	(606)	25,192	—	24,586

Net income (loss)	$(1,717)	$40,689	$—	$38,972

Total assets at end of period	$74,169	$4,465,516	$—	$4,539,685
Goodwill	$—	$19,956	$—	$19,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2006
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$341	$239,846	$(1,637)	$238,550
Interest expense	1,599	105,884	(1,637)	105,846

Net interest income (loss)	(1,258)	133,962	—	132,704
Provision for loan losses	—	3,900	—	3,900

Net interest income (loss) after provision for loan losses	(1,258)	130,062	—	128,804
Real estate investment partnership revenue	33,974	—	—	33,974
Other revenue from real estate operations	5,304	—	—	5,304
Other income	—	27,817	(119)	27,698
Real estate investment partnership cost of sales	(28,509)	—	—	(28,509)
Other expense from real estate partnership operations	(9,579)	—	119	(9,460)
Minority interest in income of real estate partnerships	(1,723)	—	—	(1,723)
Other expense	—	(80,478)	—	(80,478)

Income (loss) before income taxes	(1,791)	77,401	—	75,610
Income tax expense (benefit)	(182)	31,109	—	30,927

Net income (loss)	$(1,609)	$46,292	$—	$44,683

Total assets at end of period	$76,026	$4,199,114	$—	$4,275,140
Goodwill	$—	$19,956	$—	$19,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Earnings per Share

The computation of earnings per share for fiscal years 2008, 2007 and 2006 is as follows:

	Twelve Months Ended March 31,
	2008	2007	2006

Numerator:
Net income	$31,132,097	$38,972,272	$44,682,962

Numerator for basic and diluted earnings per share — income available to common stockholders	$31,132,097	$38,972,272	$44,682,962
Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	20,975,803	21,405,888	21,630,779
Effect of dilutive securities:
Employee stock options	119,529	282,564	394,237
Management Recognition Plans	—	—	1,273

Denominator for diluted earnings per share — adjusted weighted-average common shares and assumed conversions	21,095,332	21,688,452	22,026,289

Basic earnings per share	$1.48	$1.82	$2.07

Diluted earnings per share	$1.48	$1.80	$2.03

At March 31, 2008, approximately 353,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Selected Quarterly Financial Information (Unaudited)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2008	2007	2007	2007	2007	2006	2006	2006
			(In thousands, except per share data)

Interest income:
Loans	$70,229	$68,732	$69,714	$68,031	$66,876	$67,265	$65,740	$61,774
Securities and other	5,039	5,305	5,009	4,616	4,493	5,312	4,740	4,492

Total interest income	75,268	74,037	74,723	72,647	71,369	72,577	70,480	66,266
Interest expense:
Deposits	29,363	31,036	31,424	31,446	31,684	30,746	28,618	25,356
Borrowings and other	10,839	11,663	11,715	10,184	9,851	9,302	9,024	8,065

Total interest expense	40,202	42,699	43,139	41,630	41,535	40,048	37,642	33,421

Net interest income	35,066	31,338	31,584	31,017	29,834	32,529	32,838	32,845
Provision for loan losses	10,393	7,792	2,095	2,271	4,050	3,375	2,625	1,205

Net interest income after provision for loan losses	24,673	23,546	29,489	28,746	25,784	29,154	30,213	31,640
Real estate investment partnership revenue	457	1,012	2,428	4,726	2,851	8,009	3,631	4,486
Service charges on deposits	3,609	3,191	3,148	3,091	2,594	2,684	2,517	2,428
Net gain on sale of loans	2,984	1,468	814	1,587	465	776	1,349	869
Net gain (loss) on sale of investments and mortgage-related securities	499	—	3	12	—	—	—	(283)
Other revenue from real estate operations	2,475	2,750	992	1,223	1,975	863	1,575	2,147
Other non-interest income	3,538	3,683	3,790	4,107	3,636	3,784	3,983	3,660

Total non-interest income	13,562	12,104	11,175	14,746	11,521	16,116	13,055	13,307
Compensation	12,921	11,358	11,301	11,270	9,892	11,340	11,579	10,726
Real estate partnership cost of sales	548	932	2,669	4,340	3,153	7,115	3,486	3,853
Other expenses from real estate partnership operations	3,396	2,894	1,797	2,085	2,196	1,878	2,179	2,578
Other non-interest expense	12,932	10,122	9,798	9,298	9,322	9,225	9,669	9,282

Total non-interest expense	29,797	25,306	25,565	26,993	24,563	29,558	26,913	26,439

Minority interest in income (loss) of real estate partnership operations	(43)	(81)	(203)	(75)	(573)	(31)	(75)	438

Income before income taxes	8,481	10,425	15,302	16,574	13,315	15,743	16,430	18,070
Income taxes	2,838	4,096	6,028	6,688	5,086	5,308	6,769	7,423

Net income	$5,643	$6,329	$9,274	$9,886	$8,229	$10,435	$9,661	$10,647

Earnings Per Share:
Basic	$0.27	$0.30	$0.44	$0.47	$0.39	$0.49	$0.45	$0.50
Diluted	0.27	0.30	0.44	0.46	0.38	0.48	0.44	0.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Fourth Quarter Adjustments

The Corporation recorded adjustments in its fourth quarter ending March 31, 2008, which increased net income by $1,362,000, net of income taxes. These fourth quarter adjustments were necessary to correct a misstatement of $415,000 which decreased income tax expense and a misstatement of $948,000 ($1.6 million, net of taxes of $631,000) which decreased interest expense and increased net income. The income tax expense misstatement related to management’s year end re-evaluation of its adoption of FIN 48 and interest expense misstatement related to an overaccrual which had accumulated on its Index powered CD product. The effect of the correcting the misstatements was to increase net income for the year ending March 31, 2008 by $1.4 million, which is net of income taxes of $631,000 on the ICPD adjustment reduced by the $415,000 effect of FIN 48 adjustment. These fourth quarter adjustments are not considered material to the fourth quarter or any previous quarter, and the effect of these adjustments is not considered material to the current year or prior year’s audited statements.

Effect of Fourth Quarter Adjustments

									Mar 31, 2002
	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	to
	2008(1)	2007	2007	2007	2007	2006	2006	2006	Mar 31, 2006
	(In thousands, except per share data)

FIN 48 re-evaluation	$(415)	$—	$—	$415	$—	$—	$—	$—	$—
Over (under) accrual of interest expense	(1,578)	193	212	(121)	80	93	81	69	971
Tax effect	632	(77)	(85)	48	(32)	(37)	(32)	(28)	(388)

Effect of fourth quarter adjustments on prior periods	$(1,361)	$116	$127	$342	$48	$56	$49	$41	$583

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Audit Committee of the Board of Directors
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited the consolidated balance sheet of Anchor BanCorp Wisconsin Inc. (the Corporation) as of March 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anchor BanCorp Wisconsin Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 13, 2008 expressed an unqualified opinion on the effectiveness of Anchor BanCorp Wisconsin Inc’s internal control over financial reporting.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 13,

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Audit Committee of the Board of Directors
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited Anchor BanCorp Wisconsin Inc. (the Corporation’s) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

On January 2, 2008, the Corporation acquired S&C Bank. S&C Bank was merged into AnchorBank fsb, another wholly owned subsidiary of the Corporation, as of February 8, 2008. As permitted by the Securities and Exchange Commission, management elected to exclude the operations of the former S&C Bank branches from the evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2008. Total deposits excluding accrued interest of the branches that were formerly branches of S&C Bank were $298,612,765 as of March 31, 2008, which is 8.49% of consolidated total deposits excluding accrued interest. Our audit of internal controls over financial reporting of the Corporation also excluded an evaluation of internal control over financial reporting of the operations of the branches that were formerly part of S&C Bank.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the March 31, 2008 financial statements of the Corporation and our report dated June 13, 2008 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 13, 2008

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

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

On January 2, 2008, the Corporation acquired S&C Bank. S&C Bank was merged into AnchorBank fsb, another wholly owned subsidiary of the Corporation, as of February 8, 2008. As permitted by the Securities and Exchange Commission, management elected to exclude the operations of the former S&C Bank branches from the evaluation of the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2008. Total deposits excluding accrued interest of the branches that were formerly branches of S&C Bank were $298.6 million as of March 31, 2008, which is 8.49% of consolidated total deposits excluding accrued interest. Our audit of internal controls over financial reporting of the Corporation also excluded an evaluation of internal control over financial reporting of the operations of the branches that were formerly part of S&C Bank.

/s/ Douglas J. Timmerman	/s/ Dale C. Ringgenberg

Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer	Dale C. Ringgenberg Senior Vice President, Treasurer and Chief Financial Officer

June 13, 2008	June 13, 2008

Change in Internal Control Over Financial Reporting.  There were no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “ Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008.

Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	752,397	(1)	$20.43	1,350,239	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	—		—	—

Total	752,397		$20.43	1,350,239

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2008, an aggregate of 54,690 shares of Common Stock was available for issuance under this plan.

(3)	Includes 418,185 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 22, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey & Pullen, LLP, dated June 12, 2008, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2008 and 2007.

Consolidated Statements of Income for each year in the three-year period ended March 31, 2008.

Consolidated Statements of Changes in Stockholders’ Equity for each year in the three-year period ended March 31, 2008.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2008.

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

(a) (3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended to date including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-K for the year ended March 31, 2001).
3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1, Registration Statement, filed on March 19, 1992, as amended, Registration No. 33-46536 (“Form S-1”)).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1).

Exhibit No. 10.	Material Contracts:

10.2	Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1).
10.3	Anchor BanCorp Wisconsin Inc. 1992 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1).
10.4	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.5	Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1).
10.6	Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.7	Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.8	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.9	1995 Stock Incentive Plan (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.10	Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.11	Employment Agreement among the Corporation, the Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.12	Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.13	Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.14	Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.15	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1).
10.16	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1).
10.17	AnchorBank, fsb Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).
10.18	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.19	2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.20	2004 Equity Incentive Plan (incorporated herein by reference to the Registrant’s proxy statement filed June 11, 2004.)
10.21	Amendment number one to AnchorBank fsb. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).
10.22	Employment Agreement among the Corporation, the Bank and Mark D. Timmerman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2005).

The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.22 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 20 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey & Pullen, LLP:

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

Date: June 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Douglas J. Timmerman	By:	/s/ Dale C. Ringgenberg

	Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer (principal executive officer) Date: June 13, 2008		Dale C. Ringgenberg Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: June 13, 2008

By:	/s/ Donald D. Kropidlowski	By:	/s/ Greg M. Larson

	Donald D. Kropidlowski Director Date: June 13, 2008		Greg M. Larson Director Date: June 13, 2008

By:	/s/ Richard A. Bergstrom	By:	/s/ Pat Richter

	Richard A. Bergstrom Director Date: June 13, 2008		Pat Richter Director Date: June 13, 2008

By:	/s/ James D. Smessaert James D. Smessaert Director Date: June 13, 2008	By:	/s/ Holly Cremer Berkenstadt Holly Cremer Berkenstadt Director Date: June 13, 2008

By:	/s/ Donald D. Parker	By:	/s/ David L. Omachinski

	Donald D. Parker Director Date: June 13, 2008		David L. Omachinski Director Date: June 13, 2008

By:	/s/ Mark D. Timmerman

Mark D. Timmerman Director Date: June 13, 2008