Form 10-Q
period 2008-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2008-08-11
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2008: 21,480,959

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2008	2008
	(In Thousands, Except Share Data)
Assets
Cash	$85,101	$102,622
Interest-bearing deposits	17,683	155,121

Cash and cash equivalents	102,784	257,743
Investment securities available for sale	97,707	87,036
Mortgage-related securities available for sale	270,042	269,370
Mortgage-related securities held to maturity (fair value of $57 and $60, respectively)	57	59
Loans, less allowance for loan losses of $40,265 at June 30, 2008 and $38,285 at March 31, 2008:
Held for sale	6,619	9,669
Held for investment	4,129,075	4,202,833
Foreclosed properties and repossessed assets, net	24,006	8,247
Real estate held for development and sale	59,808	59,002
Office properties and equipment	47,937	47,916
Federal Home Loan Bank stock—at cost	54,829	54,829
Accrued interest on investments, loans and other assets	84,096	80,478
Goodwill	72,375	72,375

Total assets	$4,949,335	$5,149,557

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$302,011	$280,897
Interest bearing	3,104,964	3,259,097

Total deposits	3,406,975	3,539,994
Short-term borrowings	273,015	232,289
Long-term borrowings	874,314	974,472
Other liabilities	45,391	51,605

Total liabilities	4,599,695	4,798,360

Commitments and contingent liabilities (Note 11)

Minority interest in real estate partnerships	6,041	6,081

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,480,959 and 21,348,170 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,313	72,300
Retained earnings	374,578	374,593
Accumulated other comprehensive income (loss)	(3,035)	1,864
Treasury stock (3,882,380 and 4,015,169 shares, respectively), at cost	(97,441)	(100,930)
Deferred compensation obligation	(5,352)	(5,247)

Total stockholders’ equity	343,599	345,116

Total liabilities, minority interest and stockholders’ equity	$4,949,335	$5,149,557

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$65,711	$68,031
Mortgage-related securities	3,669	3,006
Investment securities and Federal Home Loan Bank stock	800	1,215
Interest-bearing deposits	328	395

Total interest income	70,508	72,647

Interest expense:
Deposits	26,842	31,446
Short-term borrowings	1,743	6,658
Long-term borrowings	8,502	3,526

Total interest expense	37,087	41,630

Net interest income	33,421	31,017
Provision for loan losses	9,400	2,271

Net interest income after provision for loan losses	24,021	28,746

Non-interest income:
Real estate investment partnership revenue	—	4,726
Loan servicing income	1,201	1,480
Credit enhancement income	417	421
Service charges on deposits	3,859	3,091
Investment and insurance commissions	1,181	982
Net gain on sale of loans	2,243	1,587
Net gain on sale of investments and mortgage-related securities	—	12
Other revenue from real estate partnership operations	1,473	1,223
Other	1,435	1,118

Total non-interest income	11,809	14,640

Non-interest expense:
Compensation	13,307	11,270
Real estate investment partnership cost of sales	—	4,340
Occupancy	2,417	1,937
Furniture and equipment	2,126	1,481
Data processing	1,812	1,487
Marketing	587	1,084
Other expenses from real estate partnership operations	2,191	2,085
Other	4,351	3,203

Total non-interest expense	26,791	26,887

Minority interest in loss of consolidated real estate partnerships	(39)	(75)

Income before income taxes	9,078	16,574
Income taxes	3,566	6,688

Net income	$5,512	$9,886

Earnings per share:
Basic	$0.26	$0.47
Diluted	0.26	0.46
Dividends declared per share	0.18	0.17
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In Thousands)
Operating Activities
Net income	$5,512	$9,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,400	2,271
Provision for depreciation and amortization	1,255	1,016
Cash paid due to origination of loans held for sale	(176,203)	(127,562)
Cash received due to sale of loans held for sale	181,496	124,561
Net gain on sales of loans	(2,243)	(1,587)
Loss on sale of investments	—	(12)
Decrease (increase) in accrued interest receivable	396	(583)
Increase in prepaid expense and other assets	(4,014)	(404)
Decrease in accrued interest payable	(5,526)	(197)
Increase (decrease) in other payable	(4,092)	7,388
Other	(4,624)	(714)

Net cash provided by operating activities	1,357	14,063

Investing Activities
Proceeds from maturities of investment securities	7,690	25,112
Purchase of investment securities available for sale	(19,790)	(26,648)
Purchase of mortgage-related securities available for sale	(24,168)	(10,684)
Principal collected on mortgage-related securities	17,189	15,224
Net decrease (increase) in loans held for investment	55,293	(17,591)
Net purchase of office properties and equipment	(1,234)	(1,222)
Proceeds from sale of foreclosed properties	762	3,735
Investment in real estate held for development and sale	(890)	1,357

Net cash provided by (used in) investing activities	34,852	(10,717)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(135,276)	$(4,593)
Increase in advance payments by borrowers for taxes and insurance	5,661	5,714
Increase in short-term borrowings	40,735	72,665
Proceeds from long-term borrowings	20,842	8,183
Repayment of long-term borrowings	(121,000)	(90,309)
Treasury stock purchased	—	(10,375)
Exercise of stock options	1,485	533
Cash received from employee stock purchase plan	157	178
Tax benefit from stock related compensation	13	3
Payments of cash dividends to stockholders	(3,785)	(3,606)

Net cash used in financing activities	(191,168)	(21,607)

Net decrease in cash and cash equivalents	(154,959)	(18,261)
Cash and cash equivalents at beginning of period	257,743	122,038

Cash and cash equivalents at end of period	$102,784	$103,777

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$42,613	$41,433
Income taxes	3,155	1,993

Non-cash transactions:
Transfer of loans to foreclosed properties	16,222	—
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation (“ADPC”), Anchor Investment Corporation (“AIC”) and Willow River, Inc. Significant inter-company balances and transactions have been eliminated. The Corporation also consolidates certain variable interest entities (joint ventures and other 50% or less owned partnerships) to which the Corporation is the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).
Note 2 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of financial instruments. The results of operations and other data for the three-month period ended June 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2009. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2008.
The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities (“VIE’s”) and therefore subject to the requirements of FIN 46R. FIN 46R requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
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

Note 3 — Business Combination
On January 2, 2008, the Corporation acquired 100% of the outstanding common stock of S&C Bank (“S&C”), headquartered in New Richmond, Wisconsin for $106.0 million cash. The transaction generated approximately $52.4 million in goodwill and $5.5 million in intangible assets subject to amortization. At the date of acquisition, S&C became a wholly-owned subsidiary of the Corporation and on February 8, 2008, S&C was merged into the Corporation. On February 15, 2008, the Corporation sold three branches of S&C that were located in Minnesota.
The business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.
Unaudited Pro Forma Condensed Combined Financial Information
The following unaudited pro forma condensed combined financial information presents the results of operations of the Corporation had the merger been completed as of the beginning of the period indicated (in thousands, except share and per share data).

Three Months
Ended June 30,
2007
Net interest income after provision for loan losses	$33,105
Non-interest income	15,945
Non-interest expense	30,712
Minority interest in loss of real estate partnership operations	(75)

Income before taxes	18,413
Income taxes	7,278

Net income	$11,135

Per common share information
Earnings	0.53
Diluted earnings	0.52

Average common shares issued and outstanding	21,124,164
Average diluted common shares outstanding	21,320,307
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
At June 30, 2008, an aggregate of 879,926 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Three Months Ended June 30, 2008
		Weighted
		Average
	Options	Price
Outstanding at beginning of period	752,397	$20.43
Granted	—	—
Exercised	(96,870)	15.34
Forfeited	(2,562)	17.75

Outstanding at end of period	652,965	$21.20

Options exercisable at June 30, 2008	652,965	$21.20

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at June 30, 2008:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 — $19.94	299,625	1.59	$17.26	299,625	$17.26
$21.81 — $23.77	277,250	4.48	23.04	277,250	23.04
$28.50 — $31.95	76,090	6.69	29.99	76,090	29.99

	652,965	3.41	21.20	652,965	21.20

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008 was zero.
A summary of restricted stock grants is provided in the following table:

	Three Months Ended June 30, 2008
		Weighted
		Average
	Options	Price

Balance at beginning of period	78,800	$26.32
Restricted stock granted	—	—
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Balance at end of period	78,800	$26.32

Note 5 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	June 30,	March 31,
	2008	2008

First mortgage loans:
Single-family residential	$884,433	$893,001
Multi-family residential	684,326	694,423
Commercial real estate	1,050,345	1,088,004
Construction	364,003	402,395
Land	296,476	306,363

	3,279,583	3,384,186
Second mortgage loans	393,741	356,009
Education loans	289,875	275,850
Commercial business loans and leases	270,756	277,312
Credit card and other consumer loans	55,286	95,149

	4,289,241	4,388,506

Contras to loans:
Undisbursed loan proceeds	(114,140)	(141,219)
Allowance for loan losses	(40,264)	(38,285)
Unearned loan fees	(5,676)	(6,075)
Net discount on loans purchased	(11)	(11)
Unearned interest	(75)	(83)

	(160,166)	(185,673)

	$4,129,075	$4,202,833

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended June 30,
	2008	2007
	(Dollars In Thousands)
Allowance at beginning of year	$38,285	$20,517
Provision	9,400	2,271
Charge-offs	(7,426)	(659)
Recoveries	6	91

Allowance at end of year	$40,265	$22,220

At June 30, 2008, the Corporation has identified $103.7 million of loans as impaired, net of allowances. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
Impaired loans with valuation reserve required	$54,619	$52,866	$2,130	$6,381

Impaired loans without a specific reserve	68,411	51,192	45,718	9,107

Less:
Specific valuation allowance	(19,286)	(17,639)	(517)	(3,111)

	$103,744	$86,419	$47,331	$12,377

Average impaired loans	$73,213	$61,931	$24,620	$9,010

Interest income recognized on impaired loans	$43	$107	$44	$208

Interest income recognized on a cash basis on impaired loans	$43	$107	$44	$208

Loans on nonaccrual status	$120,131	$101,241	$47,040	$13,529

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
Note 6 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $72.4 million at June 30, 2008 and at March 31, 2008. The goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes.
The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately nine years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $5.2 million and $5.4 million at June 30, 2008 and March 31, 2008, respectively.
The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of June 30, 2008 and March 31, 2008.

	June 30,	March 31,
	2008	2008
	(In Thousands)
Balance at beginning of period	$5,359	$—
Other intangibles from business combination	—	5,517
Amortization expense	(159)	(158)

Balance at end of period	$5,200	$5,359

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(317)	(158)

Net book value	$5,200	$5,359

Mortgage servicing rights (MSRs) are recorded when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value. The Corporation has defined two classes of MSRs to be accounted for under FAS 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 156”) — residential (one to four family) and large multi-family/commercial real estate serviced for private investors.
The first class, residential MSRs, which are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtains a servicing asset when we deliver loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market value assumptions at the time of sale. In addition, this class includes servicing assets purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using current market value assumptions at each reporting period.
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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Acquired servicing rights of S & C Bank at market value	1,632	—
Additions	5,822	629
Amortization	(1,985)	(333)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	11,698	1,478
Valuation allowance	—	—

Net mortgage servicing rights as of March 31, 2008	$11,698	$1,478

Fair market value at the end of the period	$13,764	$2,040
Key assumptions:
Weighted average discount	11.04%	20.12%
Weighted average prepayment speed assumption	16.82%	13.15%

Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	2,080	44
Amortization	(682)	(102)

Mortgage servicing rights before valuation allowance at end of period	13,096	1,420
Valuation allowance	—	—

Net mortgage servicing rights as of June 30, 2008	$13,096	$1,420

Fair market value at the end of the period	$16,858	$1,978
Key assumptions:
Weighted average discount	11.02%	18.36%
Weighted average prepayment speed assumption	11.21%	12.09%
The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of June 30, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
	(In Thousands)
Quarter ended June 30, 2008 (actual)	$682	$102	$159	$943

Estimate for the year ended March 31, 2009	$2,728	$408	$636	$3,772
2010	2,728	408	636	3,772
2011	2,728	408	636	3,772
2012	2,728	196	636	3,560
Thereafter	2,184	—	2,656	4,840

	$13,096	$1,420	$5,200	$19,716

Note 7 — Recent Accounting Pronouncements
On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:
•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.
Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the provisions of SFAS 161 and its potential effect on its financial statements.
On December 4, 2007, the FASB issued FASB Statement 141R, Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:
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
SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 141R and its potential effect on the Corporation’s financial statements.
On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 160 and its potential effect on the Corporation’s financial statements.
Effective April 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Corporation has not elected the fair value option for any financial assets or liabilities. Adoption of SFAS 159 on April 1, 2008 did not have a significant impact on the Corporation’s financial statements.
Note 8 — Stockholders’ Equity
During the quarter ended June 30, 2008, options for 96,870 shares of common stock were exercised at a weighted-average price of $15.34 per share for a total of $1.5 million for the three-month period. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $1.1 million was charged to retained earnings. During the quarter ended June 30, 2008, the Corporation issued 35,919 shares of treasury stock to the Corporation’s retirement and benefit plans. The weighted-average cost of these shares was $9.40 per share or $338,000 in the aggregate. The $639,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended June 30, 2008, the Corporation did not acquire any shares of its common stock as a result of purchases in the open market. See Part II, Item 2. On May 15, 2008, the Corporation paid a cash dividend of $.18 per share, amounting to $3.8 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended June 30, 2008 and 2007, total comprehensive income amounted to $613,000 and $8.0 million, respectively.
Upon adoption of Financial Accounting Standard 123(R) on April 1, 2007, the accounting for restricted stock was changed to prospectively recognize the unearned deferred compensation. The unearned portion was previously shown as a reduction of equity.

Note 9 — Earnings Per Share
Basic earnings per share for the three months ended June 30, 2008 and 2007 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2008	2007

Numerator:
Net income	$5,511,513	$9,885,633

Numerator for basic and diluted earnings per share—income available to common stockholders	$5,511,513	$9,885,633

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	20,928,151	21,124,164
Effect of dilutive securities:
Employee stock options	—	196,143

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	20,928,151	21,320,307

Basic earnings per share	$0.26	$0.47

Diluted earnings per share	$0.26	$0.46

At June 30, 2008, approximately 677,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Note 10 — Segment Information
The Corporation provides a full range of banking services, as well as real estate investments through its two consolidated subsidiaries. The Corporation manages its business with a primary focus on each subsidiary. Thus, the Corporation has identified two reportable operating segments. The Corporation has not aggregated any operating segments.
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
Net loss from the real estate investment segment increased $71,000 to a net loss of $632,000 for the three months ended June 30, 2008, as compared to a net loss of $561,000 for the same respective period in 2007. The increased loss for the three-month period was due to a $4.7 million decrease in partnership revenue as well as a $106,000 increase in other expense from real estate partnership operations which were offset in part by a $4.3 million decrease in real estate investment partnership cost of sales as well as a $250,000 increase in partnership other revenue from real estate operations, for the three months ended June 30, 2008 as compared to the same respective period in the prior year. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management continues to evaluate options to mitigate the holding costs of the housing units and individual lots.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30, 2008
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$26	$70,820	$(338)	$70,508
Interest expense	312	37,113	(338)	37,087

Net interest income (loss)	(286)	33,707	—	33,421
Provision for loan losses	—	9,400	—	9,400

Net interest income (loss) after provision for loan losses	(286)	24,307	—	24,021
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,473	—	—	1,473
Other income	—	10,366	(30)	10,336
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(2,221)	—	30	(2,191)
Minority interest in loss of real estate partnerships	39	—	—	39
Other expense	—	(24,600)	—	(24,600)

Income (loss) before income taxes	(995)	10,073	—	9,078
Income tax (benefit) expense	(363)	3,929	—	3,566

Net income (loss)	$(632)	$6,144	$—	$5,512

Total assets at end of period	$70,833	$4,878,502	$—	$4,949,335
Goodwill	$—	$72,375	$—	$72,375

	Three Months Ended June 30, 2007
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$85	$73,058	$(496)	$72,647
Interest expense	448	41,678	(496)	41,630

Net interest income (loss)	(363)	31,380	—	31,017
Provision for loan losses	—	2,271	—	2,271

Net interest income (loss) after provision for loan losses	(363)	29,109	—	28,746
Real estate investment partnership revenue	4,726	—	—	4,726
Other revenue from real estate operations	1,223	—	—	1,223
Other income	—	8,721	(30)	8,691
Real estate investment partnership cost of sales	(4,340)	—	—	(4,340)
Other expense from real estate partnership operations	(2,115)	—	30	(2,085)
Minority interest in loss of real estate partnerships	75	—	—	75
Other expense	—	(20,462)	—	(20,462)

Income (loss) before income taxes	(794)	17,368	—	16,574
Income tax (benefit) expense	(233)	6,921	—	6,688

Net income (loss)	$(561)	$10,447	$—	$9,886

Total assets at end of period	$72,066	$4,460,692	$—	$4,532,758
Goodwill	$—	$19,956	$—	$19,956

Note 11 — Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	June 30,	March 31,
	2008	2008
Commitments to extend credit:	$84,083	$119,224
Unused lines of credit:
Home equity	144,841	136,458
Credit cards	40,082	40,368
Commercial	128,703	128,505

Letters of credit	41,943	47,218
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	23,843	23,698
Real estate investment segment borrowing guarantees unfunded	2,735	3,277
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

Note 12 — Fair Value of Financial Instruments
Effective April 1, 2008, the Corporation partially adopted SFAS 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, or FSP 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Corporation has elected to apply the deferral provisions in FSP 157-2 and therefore has only partially applied the provisions of SFAS 157. The Corporation’s adoption of SFAS 157 did not have a material impact on the Corporation’s financial condition or results of operations.
As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Corporation uses various methods including market, income and cost approaches. Based on these approaches, the Corporation often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Corporation uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
•	Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets.
The Corporation has not adopted the provisions of SFAS 157 with respect to certain nonfinancial assets, such as other real estate owned. The Corporation will fully adopt SFAS 157 with respect to such items effective April 1, 2009. The Corporation does not believe that such adoption will have a material impact on the consolidated financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.
The Corporation has identified available-for-sale securities, loans held for sale and impaired loans with allocated reserves under SFAS 114 as those items requiring disclosure under SFAS 157. Management has concluded that servicing rights are not material for further consideration in relation to SFAS 157 disclosures.
Fair Value on a Recurring Basis
The table below presents the balance of securities available-for-sale at June 30, 2008, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$97,707	$3,468	$94,239	$—
Mortgage-related securities available for sale	270,042	—	270,042	—
Securities available-for-sale consist mainly of AAA rated US Government agency securities, with the majority having maturity dates of five years or less. The Corporation measures securities available-for-sale at fair value on a recurring basis; thus, there was no transition adjustment upon adoption of SFAS 157. The fair value of the Corporation’s securities available-for-sale are determined using Level 1 and Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of June 30, 2008 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans with specific valuation allowance under SFAS 114	$42,160	$—	$—	$42,160
Loans held for sale	2,496	—	2,496	—
The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $54.6 million during the quarter ended June 30, 2008. The collateral underlying these loans had a fair value of $42.1 million, less estimated costs to sell of $6.8 million, resulting in a specific reserve in the allowance for loan losses of $19.3 million.
Note 13 — Subsequent Events
On July 22, 2008, the Corporation declared a $0.10 per share cash dividend on its common stock, amounting to $2.1 million in the aggregate, to be paid on August 15, 2008 to stockholders of record on August 1, 2008.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three months ended June 30, 2008, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the first quarter ended June 30, 2008 include:
•	Diluted earnings per share decreased to $0.26 for the quarter ended June 30, 2008 compared to $0.46 per share for the quarter ended June 30, 2007, primarily due to a $7.1 million increase in the provision for loan losses as well as a $2.8 million decrease in non-interest income;

•	The interest rate spread increased to 2.83% for the quarter ended June 30, 2008 compared to 2.75% for the quarter ended June 30, 2007;

•	Loans receivable decreased $76.8 million, or 1.82%, since March 31, 2008;

•	Deposits declined $133.0 million, or 3.76%, since March 31, 2008;

•	Book value per share was $16.00 at June 30, 2008 compared to $16.17 at March 31, 2008 and $15.54 at June 30, 2007;

•	Total non-performing assets increased $34.6 million, or 31.6%, to $144.1 million at June 30, 2008 from $109.5 million at March 31, 2008 and total non-accrual loans increased $18.9 million, or 18.7%, to $120.1 million at June 30, 2008 from $101.2 million at March 31, 2008; and

•	Real estate investment partnership revenue declined $4.7 million from $4.7 million for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008. Real estate investment partnership cost of sales declined $4.3 million from $4.3 million to $0 during the same respective periods. These decreases were due to the decline in the number of sales at the real estate partnership level. Net loss from the real estate investment segment increased from $561,000 to $632,000 for the three months ended June 30, 2007 and 2008, respectively. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. There were no sales of partnership properties during the three months ended June 30, 2008. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2008	3/31/2008	12/31/2007	9/30/2007

Operations Data:
Net interest income	$33,421	$35,066	$31,338	$31,584
Provision for loan losses	9,400	10,393	7,792	2,095
Net gain on sale of loans	2,243	2,984	1,468	814
Real estate investment partnership revenue	—	457	1,012	2,428
Other non-interest income	9,566	10,121	9,430	7,696
Real estate investment partnership cost of sales	—	548	932	2,669
Other non-interest expense	26,791	29,249	24,180	22,659
Minority interest in loss of real estate partnership operations	(39)	(43)	(81)	(203)
Income before income taxes	9,078	8,481	10,425	15,302
Income taxes	3,566	2,838	4,096	6,028
Net income	5,512	5,643	6,329	9,274

Selected Financial Ratios (1):
Yield on earning assets	6.05%	6.10%	6.68%	6.90%
Cost of funds	3.22	3.31	4.01	4.13
Interest rate spread	2.83	2.79	2.67	2.77
Net interest margin	2.87	2.84	2.83	2.92
Return on average assets	0.44	0.43	0.54	0.82
Return on average equity	6.37	6.56	7.44	11.07
Average equity to average assets	6.93	6.55	7.31	7.37
Non-interest expense to average assets	2.15	2.27	2.16	2.23

Per Share:
Basic earnings per share	$0.26	$0.27	$0.30	$0.44
Diluted earnings per share	0.26	0.27	0.30	0.44
Dividends per share	0.18	0.18	0.18	0.18
Book value per share	16.00	16.17	15.98	15.88

Financial Condition:
Total assets	$4,949,335	$5,149,557	$4,725,773	$4,611,526
Loans receivable, net
Held for sale	6,619	9,669	6,170	5,403
Held for investment	4,129,075	4,202,833	3,941,891	3,944,980
Deposits	3,406,975	3,539,994	3,145,551	3,178,588
Borrowings	1,147,329	1,206,761	1,150,914	1,039,540
Stockholders’ equity	343,599	345,116	341,084	338,907
Allowance for loan losses	40,265	38,285	28,761	22,002
Non-performing assets	144,137	109,979	87,002	63,078

(1)	Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2007	3/31/2007	12/31/2006	9/30/2006

Operations Data:
Net interest income	$31,017	$29,834	$32,529	$32,838
Provision for loan losses	2,271	4,050	3,375	2,625
Net gain on sale of loans	1,587	465	776	1,349
Real estate investment partnership revenue	4,726	2,851	8,009	3,631
Other non-interest income	8,327	8,205	7,331	8,075
Real estate investment partnership cost of sales	4,340	3,153	7,115	3,486
Other non-interest expense	22,547	21,410	22,443	23,427
Minority interest in loss of real estate partnership operations	(75)	(573)	(31)	(75)
Income before income taxes	16,574	13,315	15,743	16,430
Income taxes	6,688	5,086	5,308	6,769
Net income	9,886	8,229	10,435	9,661

Selected Financial Ratios (1):
Yield on earning assets	6.80%	6.73%	6.81%	6.76%
Cost of funds	4.05	4.08	3.92	3.75
Interest rate spread	2.75	2.65	2.89	3.01
Net interest margin	2.90	2.81	3.05	3.15
Return on average assets	0.88	0.74	0.93	0.88
Return on average equity	11.77	9.72	12.51	11.72
Average equity to average assets	7.49	7.61	7.45	7.53
Non-interest expense to average assets	2.40	2.21	2.64	2.46

Per Share:
Basic earnings per share	$0.47	$0.39	$0.49	$0.45
Diluted earnings per share	0.46	0.38	0.48	0.44
Dividends per share	0.17	0.17	0.17	0.17
Book value per share	15.54	15.55	15.45	15.18

Financial Condition:
Total assets	$4,532,758	$4,539,685	$4,505,896	$4,481,586
Loans receivable, net
Held for sale	9,062	4,474	4,470	5,393
Held for investment	3,890,053	3,874,049	3,834,381	3,794,039
Deposits	3,248,964	3,248,246	3,240,540	3,223,759
Borrowings	891,016	900,477	841,219	875,014
Stockholders’ equity	331,593	336,866	336,522	330,774
Allowance for loan losses	22,220	20,517	20,031	18,393
Non-performing assets	53,180	54,452	39,484	22,506

(1)	Annualized when appropriate.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income with the security assigned a new cost basis.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management utilizes the services of a third party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate future delinquency potential on a quarterly basis.

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

Although we believe the levels of the allowance as of June 30, 2008 are adequate to absorb probable losses in the loan portfolio, a continued decline in local economic conditions,a continued increase in our non-performing assets or other similar factors could result in increasing losses that cannot be reasonably estimated at this time.

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

RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2008 decreased $4.4 million or 44.2% to $5.5 million from $9.9 million as compared to the same period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $7.1 million and a decrease in non-interest income of $2.8 million, which were partially offset by an increase in net interest income of $2.4 million, a decrease in non-interest expense of $96,000 and a decrease in income tax expense of $3.1 million.
Net Interest Income. Net interest income increased $2.4 million or 7.8% for the three months ended June 30, 2008 as compared to the same period in the prior year. Interest income decreased $2.1 million or 2.9% for the three months ended June 30, 2008 as compared to the same period in the prior year. Interest expense decreased $4.5 million or 10.9% for the three months ended June 30, 2008 as compared to the same period in the prior year. The net interest margin decreased to 2.87% for the three-month period ended June 30, 2008 from 2.90% for the same period in the prior year. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 6.80% to 6.05% during the three months ended June 30, 2007 and 2008, respectively. The decrease in the yield on interest-earning assets is the result of the reversal of interest income on nonaccrual loans as well as the indefinite suspension of dividends on the Federal Home Loan Bank stock. The interest rate spread increased to 2.83% from 2.75% for the three-month period ended June 30, 2008 as compared to the same period in the prior year.
Interest income on loans decreased $2.3 million or 3.4% for the three months ended June 30, 2008, as compared to the same period in the prior year. This decrease was primarily attributable to a decrease of 71 basis points in the average yield on loans to 6.29% from 7.00% for the three-month period. This decrease was offset by an increase in the average balance of loans, which increased $294.7 million in the three months ended June 30, 2008, as compared to the same period in the prior year. The decrease for the three-month period was the result of the reversal of interest income on nonaccrual loans. Interest income on mortgage-related securities increased $663,000 or 22.1% for the three-month period ended June 30, 2008, as compared to the same period in the prior year, primarily due to an increase of 44 basis points in the average yield on mortgage-related securities to 5.35% from 4.91% for the three-month period. There also was an increase of $29.3 million in the three-month average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $415,000 or 34.2% for the three-month period ended June 30, 2008 as compared to the same period in the prior year. The decrease for the three-month period was due to the indefinite suspension of dividends on the Federal Home Loan Bank stock in the fourth quarter of 2007. Interest income on interest-bearing deposits decreased $67,000 for the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to decreases in the average yields for the three-month period.
Interest expense on deposits decreased $4.6 million or 14.6% for the three months ended June 30, 2008, as compared to the same period in 2007. This decrease was primarily attributable to a decrease of 78 basis points in the weighted average cost of deposits to 3.10% from 3.88% for the three months ended June 30, 2008 as compared to the same period in the prior year, partially offset by an increase in the average balance of deposits of $220.1 million for the respective three-month periods. Interest expense on notes payable and other borrowings increased $61,000 or 0.6% during the three months ended June 30, 2008, as compared to the same respective period in the prior year. For the three-month period ended June 30, 2008, the average balance of notes payable increased $274.0 million as compared to the same period in 2007. The weighted average cost of notes payable and other borrowings decreased 110 basis points to 3.58% from 4.68% for the three-month period ended June 30, 2008 as compared to the same period last year.
Provision for Loan Losses. Provision for loan losses increased $7.1 million or 313.9% for the three-month period ended June 30, 2008, as compared to the same period last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to the current economic climate and recent increases in delinquent loans and non-accrual loans (as discussed under “Asset Quality” below), management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,186,986	$49,613	6.23%	$3,016,235	$51,474	6.83%
Consumer loans	728,714	12,149	6.67	639,242	11,787	7.38
Commercial business loans	266,278	3,949	5.93	231,799	4,770	8.23

Total loans receivable (2) (3)	4,181,978	65,711	6.29	3,887,276	68,031	7.00
Mortgage-related securities (4)	274,105	3,669	5.35	244,773	3,006	4.91
Investment securities (4)	89,338	800	3.58	76,425	932	4.88

Interest-bearing deposits	62,141	328	2.11	26,660	395	5.93
Federal Home Loan Bank stock	54,829	—	0.00	41,361	283	2.74

Total interest-earning assets	4,662,391	70,508	6.05	4,276,495	72,647	6.80
Non-interest-earning assets	331,141			211,500

Total assets	$4,993,532			$4,487,995

Interest-Bearing Liabilities
Demand deposits	$1,096,070	3,259	1.19	$940,345	5,703	2.43
Regular passbook savings	228,126	266	0.47	193,630	212	0.44
Certificates of deposit	2,139,524	23,317	4.36	2,109,636	25,531	4.84

Total deposits	3,463,720	26,842	3.10	3,243,611	31,446	3.88
Short-term borrowings	194,397	1,743	3.59	494,281	6,658	5.39
Long-term borrowings	949,217	8,502	3.58	375,317	3,526	3.76

Total interest-bearing liabilities	4,607,334	37,087	3.22	4,113,209	41,630	4.05

Non-interest-bearing liabilities	40,308			38,694

Total liabilities	4,647,642			4,151,903
Stockholders’ equity	345,890			336,092

Total liabilities and stockholders’ equity	$4,993,532			$4,487,995

Net interest income/interest rate spread (5)		$33,421	2.83%		$31,017	2.75%

Net interest-earning assets	$55,057			$163,286

Net interest margin (6)			2.87%			2.90%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $2.8 million or 19.3% to $11.8 million for the three months ended June 30, 2008, as compared to $14.6 million for the same period in 2007. The decrease for the three-month period ended June 30, 2008 was primarily due to the decrease in real estate partnership revenue of $4.7 million as a result of no sales. In addition, loan servicing income decreased $279,000. These decreases were partially offset by an increase in service charges on deposits of $768,000, an increase in net gain on sale of loans of $656,000, an increase in other non-interest expense of $317,000, an increase in other revenue from real estate operations of $250,000 and an increase in investment and insurance commissions of $199,000 for the three-month period ended June 30, 2008, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense decreased $96,000 or 0.4% to $26.8 million for the three months ended June 30, 2008, as compared to $26.9 million for the same period in 2007. The decrease for the three-month period was primarily due to the decrease of real estate investment partnership cost of sales of $4.3 million as a result of no sales and a decrease in marketing expense of $497,000. These decreases were partially offset by an increase in compensation expense of $2.0 million due to the merger of S&C in January 2008, an increase in other non-interest expense of $1.1 million primarily due to increases in postage expense and loan operating expenses, an increase in furniture and equipment expense of $645,000, an increase in occupancy expense of $480,000 due to the merger of S&C, an increase in data processing expense of $325,000 and an increase in other expense from real estate operations of $106,000 for the three months ended June 30, 2008 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2004-2007 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax expense decreased $3.1 million or 46.7% during the three months ended June 30, 2008, as compared to the same period in 2007. This decrease was due to a decrease in income before income taxes. The effective tax rate was 39.3% for the three-month period ended June 30, 2008, as compared to 40.4% for the same period last year.

FINANCIAL CONDITION
During the three months ended June 30, 2008, the Corporation’s assets decreased by $200.2 million from $5.15 billion at March 31, 2008 to $4.95 billion at June 30, 2008. The majority of this decrease was attributable to a $155.0 million decrease in cash and cash equivalents, a $76.8 million decrease in loans receivable, which were partially offset by an increase of $15.8 million in foreclosed properties and repossessed assets as well as an increase of $10.7 million in investment securities.
Total loans (including loans held for sale) decreased $76.8 million during the three months ended June 30, 2008. Activity for the period consisted of (i) originations and purchases of $416.9 million, (ii) sales of $179.3 million and (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $314.5 million.
Mortgage-related securities (both available for sale and held to maturity) increased $670,000 during the three months ended June 30, 2008 as a result of purchases of $24.2 million, which were partially offset by principal repayments and market value adjustments of $23.5 million in this period. Mortgage-related securities consisted of $139.0 million of mortgage-backed securities and $131.1 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at June 30, 2008.
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
Investment securities increased $10.7 million during the three months ended June 30, 2008 as a result of purchases of $19.8 million of such securities, which were partially offset by sales and maturities of $9.1 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the three months ended June 30, 2008.
Real estate held for development and sale increased $806,000 to $59.8 million at June 30, 2008 from $59.0 million at March 31, 2008.
Total liabilities decreased $198.7 million during the three months ended June 30, 2008. This decrease was largely due to a $133.0 million decrease in deposits, a $59.4 million decrease in borrowings and a $6.2 million decrease in other liabilities. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $169.0 million at June 30, 2008 and $220.3 million at March 31, 2008, and generally mature within one to five years.
Stockholders’ equity decreased $1.5 million during the three months ended June 30, 2008 as a net result of payment of cash dividends of $3.8 million. This decrease was partially offset by (i) comprehensive income of $613,000, (ii) stock options exercised of $1.5 million (with the excess of the cost of treasury shares over the option price ($1.1 million) charged to retained earnings), (iii) benefit plan shares earned and related tax adjustments totaling $13,000 and (iv) the issuance of shares for management and benefit plans of $157,000.

ASSET QUALITY
Non-performing assets increased $34.6 million to $144.1 million at June 30, 2008 from $109.5 million at March 31, 2008 and increased as a percentage of total assets to 2.91% from 2.13% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At June 30,	At March 31,
	2008	2008	2007	2006
	(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$19,393	$21,200	$13,038	$2,856
Multi-family residential	18,173	18,393	17,289	4,214
Commercial real estate	26,398	29,204	12,030	3,398
Construction and land	34,899	14,888	1,696	—
Consumer	2,955	2,258	705	548
Commercial business	18,313	15,298	2,283	2,513

Total non-accrual loans	120,131	101,241	47,041	13,529
Foreclosed properties and repossessed assets, net	24,006	8,247	7,411	2,192

Total non-performing assets	$144,137	$109,488	$54,452	$15,721

Performing troubled debt restructurings	$400	$400	$400	$—

Total non-accrual loans to total loans(1)	2.80%	2.31%	1.16%	0.35%
Total non-performing assets to total assets	2.91	2.13	1.20	0.37
Allowance for loan losses to total loans(1)	0.94	0.87	0.50	0.41
Allowance for loan losses to total non-accrual loans	33.52	37.82	43.62	115.09
Allowance for loan and foreclosure losses to total non-performing assets	27.95	34.98	37.71	100.48

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $18.9 million during the three months ended June 30, 2008. The increase in non-accrual loans at June 30, 2008 was the result of an increase of $20.0 million in non-accrual construction and land loans and an increase of $3.0 million in non-accrual commercial business loans and reflects the slow-down of the overall economy, including the housing market. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. At June 30, 2008, the following non-accrual loans had loan balances greater than $1.0 million and have been added since March 31, 2008:
•	$3.7 million multi-family residential loan secured by a golf course and condominium project located in central Wisconsin

•	$2.3 million commercial real estate loan secured by a golf course and condominium project located in central Wisconsin

•	$9.6 million construction and land loan secured by a condominium and retail complex in southern Wisconsin

•	$6.1 million construction and land loan secured by a condominium project located in central Wisconsin

•	$1.4 million construction and land loan secured by vacant land near a golf course located in central Wisconsin

At June 30, 2008, the following non-accrual loans had loan balances greater than $1.0 million and were non-accrual at March 31, 2008:
•	$1.3 million multi-family residential loan secured by duplexes and lots located in southern Wisconsin

•	$2.7 million multi-family residential loan secured by two multi-family properties in central Wisconsin

•	$1.1 million commercial real estate loan secured by a warehouse in northeast Wisconsin

•	$3.0 million commercial real estate loan secured by a sports complex in southeast Wisconsin

•	$1.3 million commercial real estate loan secured by a computer software company located in Oregon

•	$1.4 million construction and land development loan secured by a property in northeast Wisconsin

•	$1.2 million construction and land development loan secured by condominiums in southeast Wisconsin

•	$1.9 million construction and land development loan secured by a retail development in northeast Wisconsin

•	$2.6 million construction and land development loan secured by condominiums in southeast Wisconsin

•	$2.0 million construction and land development loan secured by a retail center in southeast Wisconsin

•	$1.2 million commercial business loan secured by a manufacturing plant in northern Wisconsin

•	$1.6 million commercial business loan secured by a retail business located in southeast Wisconsin
Foreclosed properties and repossessed assets increased $15.8 million during the three months ended June 30, 2008. At June 30, 2008, the following foreclosed properties and repossessed assets had loan balances greater than $1.0 million and have been added since March 31, 2008:
•	$4.0 million property secured by an apartment building located in Minnesota

•	$1.0 million property secured by commercial and retail buildings in northeast Wisconsin

•	$1.5 million property secured by commercial and retail buildings in northeast Wisconsin
At June 30, 2008, the following foreclosed property and repossessed asset had a balance greater than $1.0 million and was foreclosed properties and repossessed assets at March 31, 2008:
•	$2.9 million property secured by a condominium projected in southern Wisconsin
At June 30, 2008, assets that the Corporation had classified as substandard consisted of $169.3 million of loans and foreclosed properties. At the same date, reserves on these assets in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” were $19.3 million and $123.0 million of such assets are considered impaired. At March 31, 2008, substandard assets amounted to $143.9 million ($104.1 million of which are considered impaired). An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. At June 30, 2008, substandard assets included twenty-eight loans with a carrying value of greater than $1.0 million, each of which is noted above except the following:
•	Four multi-family loans to one borrower totaling $11.9 million secured by a golf course located in central Wisconsin

•	$1.4 million loan secured by a commercial lot located in southeast Wisconsin

•	$1.3 million loan secured by an office building located southern Wisconsin

•	$1.1 million commercial loan secured by a commercial business in northeast Wisconsin
At June 30, 2008, the Corporation had $103.7 million of impaired loans, net of a specific valuation allowances. At March 31, 2008, impaired loans were $86.4 million, net. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
Impaired loans with valuation reserve required	$54,619	$52,866	$2,130	$6,381

Impaired loans without a specific reserve	68,411	51,192	45,718	9,107

Less:
Specific valuation allowance	(19,286)	(17,639)	(517)	(3,111)

	$103,744	$86,419	$47,331	$12,377

Average impaired loans	$73,213	$61,931	$24,620	$9,010

Interest income recognized on impaired loans	$43	$107	$44	$208

Interest income recognized on a cash basis on impaired loans	$43	$107	$44	$208

Loans on nonaccrual status	$120,131	$101,241	$47,040	$13,529

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At June 30,	At March 31,
	2008	2008	2007	2006
	(In Thousands)
30 to 59 days	$52,655	$66,617	$12,776	$9,874
60 to 89 days	25,278	12,928	5,414	733

Total	$77,933	$79,545	$18,190	$10,607

The increase in loans 60-89 days delinquent since March 31, 2008 was in part due to two borrowers with loans totaling approximately $15.7 million secured by commercial and multi-family residential properties. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions.
The Corporation’s loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management’s estimation of future losses. During the quarter ended June 30, 2008, management increased the qualitative factors to reflect the slow down in the economy. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended
	June 30,
	2008	2007
	(Dollars In Thousands)
Allowance at beginning of period	$38,285	$20,517
Charge-offs:
Mortgage	(5,216)	(450)
Consumer	(266)	(206)
Commercial business	(1,944)	(3)

Total charge-offs	(7,426)	(659)
Recoveries:
Mortgage	—	7
Consumer	6	14
Commercial business	—	70

Total recoveries	6	91

Net charge-offs	(7,420)	(568)
Provision	9,400	2,271

Allowance at end of period	$40,265	$22,220

Net charge-offs to average loans	(0.71)%	(0.06)%

Although management believes that the June 30, 2008 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary, which could adversely affect the Corporation’s results of operations. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At June 30, 2008, the Bank had outstanding commitments to originate loans of $84.1 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $355.6 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2008 amounted to $1.77 billion. Scheduled maturities of borrowings during the same period totaled $279.9 million for the Bank and $118.0 million for the Corporation. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $23.8 million at June 30, 2008 related to approximately $1.73 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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
Our ability to meet our short-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes.
Credit Agreement
On June 9, 2008, we entered into an amended and restated credit agreement with U.S. Bank National Association, as agent for the lenders, and the several lenders from time to time parties thereto (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $120.0 million. See “Other” for a summary of the material terms of the Credit Agreement. The revolving credit facility matures on September 30, 2008. As of June 30, 2008, we owed an aggregate of $118.0 million to the lenders under the Credit Agreement, which is due payable on September 30, 2008. These borrowings are shown in the Company’s financial statements as “short-term borrowings.” For additional information about the Credit Agreement, see Part II, Item 5 — Other Information.

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2008 and March 31, 2008:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)
At June 30, 2008:
Tier 1 capital
(to adjusted tangible assets)	$359,333	7.46%	$144,524	3.00%	$240,874	5.00%
Risk-based capital
(to risk-based assets)	399,598	10.61	301,299	8.00	376,623	10.00
Tangible capital
(to tangible assets)	359,333	7.46	72,262	1.50	N/A	N/A

At March 31, 2008:
Tier 1 capital
(to adjusted tangible assets)	$352,311	7.04%	$150,210	3.00%	$250,349	5.00%
Risk-based capital
(to risk-based assets)	390,596	10.14	308,273	8.00	385,341	10.00
Tangible capital
(to tangible assets)	352,311	7.04	75,105	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2008 and March 31, 2008:

	June 30,	March 31,
	2008	2008
	(In Thousands)
Stockholders’ equity of the Bank	$434,566	$432,382
Less: Goodwill and intangible assets	(77,576)	(77,734)
Accumulated other comprehensive income	2,343	(2,337)

Tier 1 and tangible capital	359,333	352,311
Plus: Allowable general valuation allowances	40,265	38,285

Risk-based capital	$399,598	$390,596

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
The Corporation’s principal real estate investment subsidiary, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At June 30, 2008, IDI had guaranteed $31.5 million of loans to partnerships made by subsidiaries of IDI. At the same date, $28.8 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 6/30/08	at 3/31/08
(Dollars in thousands)
Oakmont	Chandler Creek	$15,000	$15,000	$15,000

Davsha III	Indian Palms 147, LLC	500	431	396

Davsha V	Villa Santa Rosa, LLC	1,000	796	722

Davsha VII	La Vista Grande 121, LLC	15,000	12,538	12,105

Total		$31,500	$28,765	$28,223

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
In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $31.5 million. At June 30, 2008, the Corporation’s investment in these partnerships consisted of assets of $49.1 million and cash and other assets of $3.1 million. The liabilities of these partnerships consisted of other borrowings of $29.0 million (reported as a part of FHLB and other borrowings), other liabilities of $1.4 million (reported as a part of other liabilities) and minority interest of $6.0 million. These amounts represent the Corporation’s maximum exposure to loss at June 30, 2008 as a result of involvement with these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at June 30, 2008 has not changed materially since March 31, 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008.
REGULATORY DEVELOPMENTS
On November 2, 2006, the Federal Deposit Insurance Corporation (“FDIC”) adopted final regulations to implement the Federal Deposit Insurance Reform Act of 2005 passed by Congress to create a stronger and more stable insurance system. The final regulations include the annual assessment rates that became effective at the beginning of 2007. The new rates for nearly all banks vary between five and seven cents for every $100 of domestic deposits. Applied to the Bank’s assessment base of approximately $3.2 billion, this translates to an annual deposit premium of approximately $1.6 million to $2.3 million. Most banks, including the Bank, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $2.7 million.
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
Item 3 Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s market rate risk has not materially changed from March 31, 2008. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008. See also “Asset/Liability Management” in Part I, Item 2 of this report.
Item 4 Controls and Procedures.
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are operating in an effective manner with the following exception: the Company neglected to timely disclose and file the Credit Agreement and Pledge Agreement described in the section captioned “Item 5 - Other Information” of this form 10Q. As a result, management has initiated additional procedures to regularly identify and consider all contracts entered into by the Corporation which could be material contracts in order to determine on a timely basis the disclosure and filing requirements with respect to such agreements.
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
Item 1A Risk Factors.
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2008, which could materially affect our business, financial condition or future results.
Our Credit Agreement requires us to observe certain covenants that limit our flexibility in operating our business.
Our Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. See “Management’s Discussion and Analysis — Credit Facility.” These covenants limit our ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets.
A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default, all amounts outstanding under Credit Agreement could become immediately due and payable and our lenders could terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.
If our lenders fail to renew our loans for additional terms or provide us with refinancing opportunities, we may be unable to meet our debt obligations, which would have a material adverse affect on our operations and the value of our common stock.
Our unpaid principal balances owed to our lenders under the Credit Agreement generally mature on September 30, 2008. The facilities do not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.
The decline in fair value of our stock could adversely affect our ability to raise capital, dilute current shareholders’ ownership or make it more expensive to raise capital, as well as increase the risk of incurring impairment to our recorded goodwill.
The decline in the market prices of financial stocks in general, and our stock in particular, could make it more expensive for us to raise capital in the public or private markets. Any issuance of capital stock at current trading prices would significantly dilute the ownership of our current shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher. A decline in our performance could adversely impact our stock price and the level of interest in an equity offering making it more difficult or expensive to attract investors’ interest. In the case of a debt offering, it could also result in a higher cost of funds, which could negatively impact our future earnings.
Loans made to us under the Credit Agreement mature on September 30, 2008 and failure by us to meet our payment obligations to the lenders by such date could have a material adverse affect on our business operations.
Unless extended, the borrowings under our Credit Agreement are due on September 30, 2008. As of June 30, 2008, we did not have sufficient cash to meet our payment obligations under the Credit Agreement when due. We have requested that the Agent extend the maturity date to December 31, 2008, to give the Corporation time to explore capital raising alternatives and secure additional capital. There can be no assurance that an extension will be granted or that, if granted, we will be able to raise additional capital to pay the balance within such period.
If we fail to meet our payment obligations under the Credit Agreement, such failure will constitute an event of default under the Credit Agreement. When an event of default occurs, the Agent, on behalf of the Lenders, may among other remedies, (1) cease permitting the Corporation to borrow further under the line of credit, (2) terminate any outstanding commitment and (3) seize assets of the Corporation pledged as collateral for borrowings. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation and operations.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs(1)
April 1 -April 30, 2008	—	$—	—	1,572,160

May 1 - May 31, 2008	—	—	—	1,572,160

June 1 - June 30, 2008	—	—	—	1,572,160

Total	—	$—	—	1,572,160

(1)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares and extended all previous share repurchase authorizations for a year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.
Item 3 Defaults upon Senior Securities.
Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders was held on July 22, 2008. There were 21,457,268 shares of common stock eligible to be voted, and 19,109,253 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.

	Number of Votes
	For	Withheld
Election of Directors for three-year terms expiring in 2011:
Richard A. Bergstrom	18,460,081	649,172
Donald D. Parker	18,432,910	676,343
James D. Smessaert	18,434,142	675,111

	For	Against	Abstained
Appointment of McGladrey & Pullen LLP as independent registered public accounting firm for the fiscal year ending March 31, 2009	18,672,169	354,229	82,855
There were no “broker non-votes” at the Annual Meeting.
Item 5 Other Information.
On June 9, 2008, the Corporation entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) among the Corporation; the lenders from time to time a party thereto (the “Lenders”); and U.S. Bank National Association, as administrative agent for such lenders (the “Agent”). The Credit Agreement supersedes the Corporation’s previous Revolving Credit Agreement, dated as of October 30, 2000, as amended. The Pledge Agreement is attached hereto as Exhibit 10.1.
Under the terms of Credit Agreement, the Corporation may borrow up to $120 million on a revolving credit facility (“Revolving Notes”) with interest payable quarterly either at (i) 2.00% plus the one-month LIBOR; or, (ii) 1.75% plus the one-, two- and three-month LIBOR. We currently have an aggregate $118.0 million principal amount outstanding under the Credit Agreement. Each Revolving Note is payable to the lender on September 30, 2008.
The Credit Agreement requires payment of a non-usage fee equal to 0.25% per year on the daily average unused amount, if any, by which the daily average outstanding revolving loans were less than $70 million during the preceding calendar quarter or other applicable period.
The Credit Agreement provides that the total revolving credit commitment must be automatically reduced to an amount not less than $70,000,000 no later than September 30,2008 from the proceeds of the issuance by the Corporation of additional shares of common or preferred stock. The Corporation may, on any interest payment date commencing June 30, 2008, and upon five days’ prior written notice to the Agent, permanently reduce without premium, penalty, or interest differential payment, the amount of the total revolving loan commitment; provided that no such reduction shall reduce the amount of the total revolving loan commitment to an amount less than the aggregate unpaid principal balances of the Revolving Notes on the date of such reduction. In addition, all outstanding principal and interest may become immediately due in the event of default by the Corporation.
The Credit Agreement also contains various covenants that, among other things, establish minimum capital and financial performance ratios; and, place certain restrictions on indebtedness, nonperforming assets, the allowance for loan losses, the redemption and issuance of common stock and the amounts of dividends payable to shareholders. Significant covenants include the following:
•	The Bank must maintain all capital ratios required for the Bank to be considered “well capitalized” under the applicable regulations and guidelines issued by the Office of Thrift Supervision and all other Regulatory Agencies.

•	The Corporation must have adjusted net income of not less than (i) $5.5 million for the fiscal quarter ending on June 30, 2008 and (ii) $5.5 million for the fiscal quarter ending on September 30, 2008.

•	Nonperforming loans may not exceed 3.50% of total loans at any time.

•	The Corporation may not pay cash dividends on its common stock if, after taking a proposed cash dividend into account, the aggregate cash dividends paid to the Corporation by the Bank during a fiscal year would be less than 150% of the aggregate cash dividends paid by the Corporation on its common stock during such fiscal year.
In addition, the Corporation agreed to evaluate alternatives for raising additional capital, a portion of which would be raised by the Corporation and used to repay a portion of the Revolving Notes then outstanding and a portion of which may be raised by either the Corporation or the Bank and used to increase the Bank’s risk-based capital. Under the Credit Agreement the Corporation agreed to diligently pursue raising the additional capital no later than September 30, 2008.
The Credit Agreement contains customary representations, warranties, conditions, and events of default for agreements of such type. A copy of the Credit Agreement is attached hereto as Exhibit 10.1 The description of the Credit Agreement set forth above is not necessarily complete and is qualified in its entirety by reference to the full text of the Credit Agreement.
In connection with the Credit Agreement, the Corporation entered into a pledge agreement, dated as of June 9, 2008 (the “Pledge Agreement”), granting the Agent, for the benefit of the Lenders, a first priority security interest in all of the issued and outstanding stock of the Bank to secure the Registrant’s obligations under the Credit Agreement. The Pledge Agreement contains customary representations, remedies, and other provisions for agreements of such type. A copy of the Pledge Agreement is attached hereto as Exhibit 10.2. The description of the Pledge Agreement set forth above is not necessarily complete and is qualified in its entirety by reference to the full text of the Pledge Agreement.
Item 6 Exhibits.
The following exhibits are filed with this report:

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders.

Exhibit 10.2	Pledge Agreement, dated as of June 9, 2008, between the Corporation and U.S. Bank National Association, as administrative agent for the lenders.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date: August 8, 2008	By:	/s/ Douglas J. Timmerman
Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer