Form 10-Q
period 2008-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2008-11-10
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of October 31, 2008: 21,514,724

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2008	2008
	(In Thousands, Except Share Data)
Assets
Cash	$79,962	$102,622
Interest-bearing deposits	17,263	155,121

Cash and cash equivalents	97,225	257,743
Investment securities available for sale	112,778	87,036
Mortgage-related securities available for sale	273,766	269,370
Mortgage-related securities held to maturity (fair value of $55 and $60, respectively)	55	59
Loans, less allowance for loan losses of $64,614 at September 30, 2008 and $38,285 at March 31, 2008:
Held for sale	4,099	9,669
Held for investment	4,069,369	4,202,833
Foreclosed properties and repossessed assets, net	29,712	8,247
Real estate held for development and sale	60,439	59,002
Office properties and equipment	47,053	47,916
Federal Home Loan Bank stock—at cost	54,829	54,829
Accrued interest and other assets	106,568	80,478
Goodwill	72,181	72,375

Total assets	$4,928,074	$5,149,557

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$306,130	$280,897
Interest bearing	3,043,205	3,259,097

Total deposits	3,349,335	3,539,994
Short-term borrowings	296,508	232,289
Long-term borrowings	914,054	974,472
Other liabilities	44,647	51,605

Total liabilities	4,604,544	4,798,360

Commitments and contingent liabilities (Note 11)
Minority interest in real estate partnerships	6,029	6,081

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,517,724 and 21,348,170 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,288	72,300
Retained earnings	348,443	374,593
Accumulated other comprehensive income (loss)	(3,784)	1,864
Treasury stock (3,845,615 and 4,015,169 shares, respectively), at cost	(96,562)	(100,930)
Deferred compensation obligation	(5,420)	(5,247)

Total stockholders’ equity	317,501	345,116

Total liabilities, minority interest and stockholders’ equity	$4,928,074	$5,149,557

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$59,450	$69,714	$125,161	$137,745
Mortgage-related securities	3,687	3,028	7,355	6,034
Investment securities and Federal Home Loan Bank stock	780	1,345	1,581	2,560
Interest-bearing deposits	71	636	399	1,031

Total interest income	63,988	74,723	134,496	147,370
Interest expense:
Deposits	23,898	31,424	50,740	62,870
Short-term borrowings	2,352	8,474	4,095	15,132
Long-term borrowings	7,784	3,241	16,286	6,767

Total interest expense	34,034	43,139	71,121	84,769

Net interest income	29,954	31,584	63,375	62,601
Provision for loan losses	46,964	2,095	56,364	4,366

Net interest income (loss) after provision for loan losses	(17,010)	29,489	7,011	58,235
Non-interest income:
Real estate investment partnership revenue	—	2,428	—	7,154
Loan servicing income	1,414	1,375	2,614	2,855
Credit enhancement income	479	424	896	845
Service charges on deposits	4,134	3,148	7,993	6,239
Investment and insurance commissions	1,073	1,058	2,254	2,040
Net gain on sale of loans	808	814	3,051	2,401
Net gain (loss) on sale or impairment of investments and mortgage-related securities	(1,902)	3	(1,902)	15
Other revenue from real estate partnership operations	1,032	992	2,505	2,215
Other	1,209	696	2,645	1,814

Total non-interest income	8,247	10,938	20,056	25,578

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$14,665	$11,301	$27,972	$22,571
Real estate investment partnership cost of sales	—	2,669	—	7,009
Occupancy	2,557	1,937	4,973	3,874
Furniture and equipment	2,067	1,543	4,193	3,024
Data processing	1,823	1,520	3,635	3,007
Marketing	741	1,086	1,327	2,170
Other expenses from real estate partnership operations	1,724	1,797	3,915	3,882
Net expense (income) — REO operations	1,952	227	2,141	429
Other	4,638	3,248	8,802	6,249

Total non-interest expense	30,167	25,328	56,958	52,215

Minority interest in loss of consolidated real estate partnerships	(13)	(203)	(52)	(278)

Income (loss) before income taxes	(38,917)	15,302	(29,839)	31,876
Income taxes	(15,618)	6,028	(12,052)	12,716

Net income (loss)	$(23,299)	$9,274	$(17,787)	$19,160

Comprehensive income (loss)	$(24,048)	$11,415	$(23,435)	$19,409

Earnings per share:
Basic	$(1.11)	$0.44	$(0.85)	$0.91
Diluted	(1.11)	0.44	(0.85)	0.91
Dividends declared per share	0.10	0.18	0.28	0.35
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007
	(In Thousands)
Operating Activities
Net income (Loss)	$(17,787)	$19,160
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	56,364	4,366
Provision for depreciation and amortization	2,631	2,067
Cash paid due to origination of loans held for sale	(268,929)	(209,170)
Cash received due to sale of loans held for sale	277,550	210,642
Net gain on sales of loans	(3,051)	(2,401)
Net loss (gain) on sale or impairment of investments and mortgage related securities	1,902	(15)
Decrease (increase) in accrued interest receivable	3,881	(1,940)
(Increase) decrease in other assets	(29,777)	(5,991)
(Decrease) increase in accrued interest payable	(9,735)	2,084
Decrease in other payable	(4,660)	122
Other	6,526	(3,361)

Net cash provided by operating activities	14,915	15,563

Investing Activities
Proceeds from sales of investment securities available for sale	23,690	9,867
Proceeds from maturities of investment securities	—	56,507
Purchase of investment securities available for sale	(52,744)	(113,979)
Purchase of mortgage-related securities available for sale	(42,602)	(25,106)
Principal collected on mortgage-related securities	30,865	30,749
FHLB Stock Redemption	—	—
FHLB Stock Purchase	—	(6,040)
Net decrease (increase) in loans held for investment	45,569	(73,332)
Purchases of office properties and equipment	(1,721)	(1,652)
Sales of office properties and equipment	79	39
Proceeds from sale of foreclosed properties	6,621	—
Investment in real estate held for development and sale	(1,605)	2,072

Net cash provided by (used in) investing activities	8,152	(120,875)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2008	2007
	(In Thousands)
Financing Activities
(Decrease) increase in deposit accounts	$(193,814)	$170,160
Increase in advance payments by borrowers for taxes and insurance	10,592	11,569
Increase in short-term borrowings	64,235	107,175
Proceeds from long-term borrowings	107,082	7,297
Repayment of long-term borrowings	(167,500)	(101,319)
Treasury stock purchased	—	(5,740)
Exercise of stock options	1,485	996
Cash received from employee stock purchase plan	238	(8)
Tax benefit from stock related compensation	(12)	766
Payments of cash dividends to stockholders	(5,891)	(7,092)

Net cash provided by (used in) financing activities	(183,585)	183,804

Net decrease in cash and cash equivalents	(160,518)	(32,019)
Cash and cash equivalents at beginning of period	257,743	152,544

Cash and cash equivalents at end of period	$97,225	$120,525

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$80,856	$73,029
Income taxes	9,155	17,890

Non-cash transactions:
Transfer of loans to foreclosed properties	28,480	—
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of financial instruments. The results of operations and other data for the three-month and six-month period ended September 30, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2009. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2008.
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

Note 3 — Business Combination
On January 2, 2008, the Corporation acquired 100% of the outstanding common stock of S&C Bank (“S&C”), headquartered in New Richmond, Wisconsin for $106.0 million cash. The transaction generated approximately $52.2 million in goodwill and $5.5 million in intangible assets subject to amortization. At the date of acquisition, S&C became a wholly-owned subsidiary of the Corporation and on February 8, 2008, S&C was merged into the Corporation. On February 15, 2008, the Corporation sold three branches of S&C that were located in Minnesota.
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

	Three Months	Six Months
	Ended September 30,	Ended September 30,
	2007	2007
Net interest income after provision for loan losses	$33,778	$66,883
Non-interest income	12,097	28,042
Non-interest expense	29,073	59,785
Minority interest in loss of real estate partnership operations	(203)	(278)

Income before taxes	17,005	35,418
Income taxes	6,625	13,903

Net income	$10,380	$21,515

Per common share information
Earnings	0.50	1.02
Diluted earnings	0.49	1.02

Average common shares issued and outstanding	20,879,592	21,001,210
Average diluted common shares outstanding	21,000,576	21,159,568
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
At September 30, 2008, an aggregate of 860,171 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Six Months Ended September 30, 2008
		Weighted
		Average
	Options	Price

Outstanding at beginning of period	752,397	$20.43
Granted	—	—
Exercised	(96,870)	15.34
Forfeited	(114,357)	19.83

Outstanding at end of period	541,170	$21.47

Options exercisable at September 30, 2008	541,170	$21.47

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at September 30, 2008:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 – $18.81	189,830	2.25	$15.77	189,830	$15.77
$22.07 – $23.77	275,250	4.26	23.05	275,250	23.05
$28.50 – $31.95	76,090	6.44	29.99	76,090	29.99

	541,170	3.86	21.47	541,170	21.47

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008 was zero.
A summary of restricted stock grants is provided in the following table:

	Six Months Ended September 30, 2008
		Weighted
		Average
	Options	Price

Balance at beginning of period	78,800	$26.32
Restricted stock granted	22,500	7.32
Restricted stock vested	(2,500)	31.95
Restricted stock forfeited	—	—

Balance at end of period	98,800	$21.85

The restricted stock granted during the period has a vesting period ranging from 12 to 36 months based on employment at the time of vesting.

Note 5 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	September 30,	March 31,
	2008	2008

First mortgage loans:
Single-family residential	$879,591	$893,001
Multi-family residential	663,003	694,423
Commercial real estate	1,025,330	1,088,004
Construction	354,003	402,395
Land	283,391	306,363

	3,205,318	3,384,186
Second mortgage loans	369,192	356,009
Education loans	318,076	275,850
Commercial business loans and leases	258,455	277,312
Credit card and other consumer loans	89,376	95,149

	4,240,417	4,388,506

Contras to loans:
Undisbursed loan proceeds*	(101,186)	(141,219)
Allowance for loan losses	(64,614)	(38,285)
Unearned loan fees	(5,220)	(6,075)
Net discount on loans purchased	(10)	(11)
Unearned interest	(18)	(83)

	(171,048)	(185,673)

	$4,069,369	$4,202,833

*	Undisbursed loan proceeds are funds to be disbursed upon an authorized draw request.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$40,265	$22,220	$38,285	$20,517
Provision	46,964	2,095	56,364	4,366
Charge-offs	(23,556)	(2,457)	(30,982)	(3,116)
Recoveries	941	144	947	235

Allowance at end of period	$64,614	$22,002	$64,614	$22,002

At September 30, 2008, the Corporation has identified $155.0 million of loans as impaired. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
Impaired loans with valuation reserve required	$50,298	$52,866	$2,130	$6,381

Impaired loans without a specific reserve	104,744	51,192	45,718	9,107

Total impaired loans	155,042	104,058	47,848	15,488

Less:
Specific valuation allowance	(16,915)	(17,639)	(517)	(3,111)

	$138,127	$86,419	$47,331	$12,377

Average impaired loans, net	$91,174	$61,931	$24,620	$9,010

Interest income recognized on impaired loans	$805	$107	$44	$208

Interest income recognized on a cash basis on impaired loans	$805	$107	$44	$208

Loans on nonaccrual status	$139,350	$101,241	$47,040	$13,529

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$400	$400	$400	$—
Note 6 — Goodwill and Other Intangible Assets
The Corporation’s carrying value of goodwill was $72.2 million at September 30, 2008 and $72.4 million at March 31, 2008. The goodwill was assigned to the community banking segment. The total goodwill amount is not deductible for tax purposes.
The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately nine years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $5.0 million and $5.4 million at September 30, 2008 and March 31, 2008, respectively.
The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of September 30, 2008 and March 31, 2008.

	September 30,	March 31,
	2008	2008
	(In Thousands)
Balance at beginning of period	$5,359	$—
Other intangibles from business combination	—	5,517
Amortization expense	(317)	(158)

Balance at end of period	$5,042	$5,359

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(475)	(158)

Net book value	$5,042	$5,359

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
The first class, residential MSRs, which are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtains a servicing asset when we deliver loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of the servicing right is calculated by a discounted cash flow model based on market participant assumptions at the time of sale. In addition, this class includes servicing assets purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using current market value assumptions at each reporting period.
The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated by a discounted cash flow model based on market participant assumptions at the time of origination.
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
Prepayment speeds may be affected by economic factors such as home price appreciation or depreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore and an increase in fair value of MSRs. Annually, external data is obtained to test the values and assumptions that are used in the initial valuations for the discounted cash flow model.
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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Acquired servicing rights of S & C Bank at market value	1,632	—
Additions	5,822	629
Amortization	(1,985)	(333)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	11,698	1,478
Valuation allowance	—	—

Net mortgage servicing rights as of March 31, 2008	$11,698	$1,478

Fair market value at the end of the period	$13,764	$2,040
Key assumptions:
Weighted average discount	11.04%	20.12%
Weighted average prepayment speed assumption	16.82%	13.15%

Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	2,943	82
Amortization	(1,208)	(171)

Mortgage servicing rights before valuation allowance at end of period	13,433	1,389
Valuation allowance	—	—

Net mortgage servicing rights as of September 30, 2008	$13,433	$1,389

Fair market value at the end of the period	$16,552	$2,042
Key assumptions:
Weighted average discount	12.84%	9.73%
Weighted average prepayment speed assumption	12.08%	11.75%
The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of September 30, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
		(In Thousands)
Quarter ended September 30, 2008 (actual)	$526	$69	$158	$753

Estimate for the year ended March 31,
2009	$2,416	$342	$634	$3,392
2010	2,416	342	634	3,392
2011	2,416	342	634	3,392
2012	2,416	342	634	3,392
Thereafter	3,769	21	2,506	6,296

	$13,433	$1,389	$5,042	$19,864

Note 7 — Recent Accounting Pronouncements
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
Note 8 — Stockholders’ Equity
During the three months ended September 30, 2008, no options for shares of common stock were exercised. During the six months ended September 30, 2008, options for 96,870 shares of common stock were exercised at a weighted average price of $15.34 per share for a total of $1.5 million. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $1.1 million was charged to retained earnings. During the quarter ended September 30, 2008, the Corporation issued 36,765 shares of treasury stock to the Corporation’s retirement and benefit plans. The weighted-average cost of these shares was $7.49 per share or $275,000 in the aggregate. The $730,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended September 30, 2008, the Corporation did not acquire any shares of its common stock as a result of purchases in the open market. See Part II, Item 2. On August 15, 2008, the Corporation paid a cash dividend of $0.10 per share, amounting to $2.1 million, in the aggregate.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended September 30, 2008 and 2007, total comprehensive income (loss) amounted to $(24.0) million and $11.4 million, respectively. For the six months ended September 30, 2008 and 2007, comprehensive income (loss) was $(23.4) and $19.4 million, respectively.
Upon adoption of Financial Accounting Standard 123(R) on April 1, 2007, the accounting for restricted stock was changed to prospectively recognize the unearned deferred compensation. The unearned portion was previously shown as a reduction of equity.
Note 9 — Earnings Per Share
Basic earnings per share for the three and six months ended September 30, 2008 and 2007 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2008	2007

Numerator:
Net income	$(23,298,383)	$9,274,128

Numerator for basic and diluted earnings per share—income available to common stockholders	$(23,298,383)	$9,274,128

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,985,181	20,879,592
Effect of dilutive securities:
Employee stock options	—	120,984
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,985,181	21,000,576

Basic earnings per share	$(1.11)	$0.44

Diluted earnings per share	$(1.11)	$0.44

	Six Months Ended September 30,
	2008	2007

Numerator:
Net income	$(17,786,870)	$19,159,761

Numerator for basic and diluted earnings per share—income available to common stockholders	$(17,786,870)	$19,159,761

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,956,822	21,001,210
Effect of dilutive securities:

Employee stock options	—	158,358
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,956,822	21,159,568

Basic earnings per share	$(0.85)	$0.91

Diluted earnings per share	$(0.85)	$0.91

At September 30, 2008, approximately 550,000 stock options and restricted stock grants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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
Net loss from the real estate investment segment decreased $64,000 to a net loss of $591,000 and increased $3,000 to a net loss of $1.2 million for the three and six months ended September 30, 2008, respectively, as compared to a net loss of $655,000 and $1.2 million for the same respective periods in 2007. The decreased loss for the three-month period was due to a $2.7 million decrease in real estate investment partnership cost of sales, a $73,000 decrease in other expenses from real estate operations as well as a $40,000 increase in other revenue from real estate operations which were offset in part by a $2.4 million decrease in partnership sales, for the three months ended September 30, 2008 as compared to the same respective period in the prior year. For the six-month period, there was a decrease of $7.2 million in partnership sales as well as an increase of $32,000 in other expenses from real estate operations, which were offset in part by a $7.0 million decrease in real estate investment cost of sales. In addition, other revenue from real estate operations increased $290,000 for the six months ending September 30, 2008. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management continues to evaluate options to mitigate the holding costs of the housing units and individual lots.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three and six months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30, 2008
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$34	$64,267	$(313)	$63,988
Interest expense	291	34,056	(313)	34,034

Net interest income (loss)	(257)	30,211	—	29,954
Provision for loan losses	—	46,964	—	46,964

Net interest loss after provision for loan losses	(257)	(16,753)	—	(17,010)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,032	—	—	1,032
Other income	—	7,245	(30)	7,215
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(1,754)	—	30	(1,724)
Minority interest in loss of real estate partnerships	13	—	—	13
Other expense	—	(28,443)	—	(28,443)

Loss before income taxes	(966)	(37,951)	—	(38,917)
Income tax benefit	(375)	(15,243)	—	(15,618)

Net loss	$(591)	$(22,708)	$—	$(23,299)

Total assets at end of period	$71,390	$4,856,684	$—	$4,928,074
Goodwill	$—	$72,181	$—	$72,181

	Three Months Ended September 30, 2007
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$106	$75,133	$(516)	$74,723
Interest expense	464	43,191	(516)	43,139

Net interest income (loss)	(358)	31,942	—	31,584
Provision for loan losses	—	2,095	—	2,095

Net interest income (loss) after provision for loan losses	(358)	29,847	—	29,489
Real estate investment partnership revenue	2,428	—	—	2,428
Other revenue from real estate operations	992	—	—	992
Other income	—	7,548	(30)	7,518
Real estate investment partnership cost of sales	(2,669)	—	—	(2,669)
Other expense from real estate partnership operations	(1,827)	—	30	(1,797)
Minority interest in loss of real estate partnerships	203	—	—	203
Other expense	—	(20,862)	—	(20,862)

Income (loss) before income taxes	(1,231)	16,533	—	15,302
Income tax expense (benefit)	(576)	6,604	—	6,028

Net income (loss)	$(655)	$9,929	$—	$9,274

Total assets at end of period	$71,333	$4,540,193	$—	$4,611,526
Goodwill	$—	$19,956	$—	$19,956

	Six Months Ended September 30, 2008
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$61	$135,087	$(652)	$134,496
Interest expense	602	71,171	(652)	71,121

Net interest income (loss)	(541)	63,916	—	63,375
Provision for loan losses	—	56,364	—	56,364

Net interest income (loss) after provision for loan losses	(541)	7,552	—	7,011
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	2,505	—	—	2,505
Other income	—	17,610	(59)	17,551
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(3,974)	—	59	(3,915)
Minority interest in loss of real estate partnerships	52	—	—	52
Other expense	—	(53,043)	—	(53,043)

Income (loss) before income taxes	(1,958)	(27,881)	—	(29,839)
Income tax (benefit) expense	(739)	(11,313)	—	(12,052)

Net income (loss)	$(1,219)	$(16,568)	$—	$(17,787)

Total assets at end of period	$71,390	$4,856,684	$—	$4,928,074
Goodwill	$—	$72,181	$—	$72,181

	Six Months Ended September 30, 2007
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$191	$148,191	$(1,012)	$147,370
Interest expense	912	84,869	(1,012)	84,769

Net interest income (loss)	(721)	63,322	—	62,601
Provision for loan losses	—	4,366	—	4,366

Net interest income (loss) after provision for loan losses	(721)	58,956	—	58,235
Real estate investment partnership revenue	7,154	—	—	7,154
Other revenue from real estate operations	2,215	—	—	2,215
Other income	—	16,269	(60)	16,209
Real estate investment partnership cost of sales	(7,009)	—	—	(7,009)
Other expense from real estate partnership operations	(3,942)	—	60	(3,882)
Minority interest in loss of real estate partnerships	278	—	—	278
Other expense	—	(41,324)	—	(41,324)

Income (loss) before income taxes	(2,025)	33,901	—	31,876
Income tax expense (benefit)	(809)	13,525	—	12,716

Net income (loss)	$(1,216)	$20,376	$—	$19,160

Total assets at end of period	$71,333	$4,540,193	$—	$4,611,526
Goodwill	$—	$19,956	$—	$19,956

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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30,	March 31,
	2008	2008
Commitments to extend credit:	$75,825	$119,224
Unused lines of credit:
Home equity	147,423	136,458
Credit cards	39,969	40,368
Commercial	125,623	128,505
Letters of credit	32,702	47,218
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	24,484	23,698
Real estate investment segment borrowing guarantees unfunded	2,095	3,277
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
The real estate investment segment borrowing guarantees unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships up to a total of $31.5 million, which are included in the consolidated financial statements. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Note 12 — Fair Value of Financial Instruments
Effective April 1, 2008, the Corporation partially adopted SFAS 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, or FSP 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Corporation has elected to apply the deferral provisions in FSP 157-2 and therefore has only partially applied the provisions of SFAS 157. The Corporation’s partial adoption of SFAS 157 did not have a material impact on the Corporation’s financial condition or results of operations.
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
Fair Value on a Recurring Basis
The table below presents the balance of securities available-for-sale at September 30, 2008, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$112,778	$1,597	$111,181	$—
Mortgage-related securities available for sale	273,766	—	—	273,766
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
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

Mortgage-Related Securities
Available for Sale
Balance at beginning of quarter	$—

Total gains (losses) (realized/unrealized)
Included in earnings	213
Included in other comprehensive income	(1,037)
Purchases	18,434
Principal repayments	(13,886)
Transfers in and/or out of level 3	270,042

Balance at end of quarter	$273,766

A pricing service was used to value our investment securities and mortgage-related securities as of September 30, 2008. Mortgage-related securities were transferred to a level 3 during the quarter ended September 30, 2008 due to the fact that they were in an illiquid (i.e. inactive) market.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of September 30, 2008 (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans with specific valuation allowance under SFAS 114	$39,671	$—	$—	$39,671
Loans held for sale	2,320	—	2,320	—
The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $50.3 million during the quarter ended September 30, 2008. The collateral underlying these loans had a fair value of $39.7 million, less estimated costs to sell of $6.3 million, resulting in a specific reserve in the allowance for loan losses of $16.9 million.
Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
Note 13 — Credit Agreement
On September 30, 2008 we entered into Amendment No. 1, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment extends the maturity date of the Credit Agreement’s total revolving loan commitment, initial principal amount of $120.0 million, from September 30, 2008 to December 31, 2009. These borrowings are shown in the Company’s financial statements as “short-term borrowings.”
The loan commitment is required to be reduced automatically from $120.0 million to $60.0 million on the earlier to occur of the date that the Corporation receives net proceeds of a financing transaction from the sale of equity securities or December 30, 2008. The loan commitment will be reduced further to $56.0 million by March 31, 2009, $54.0 million by June 30, 2009 and $53.0 million by September 30, 2009. For additional information about the Credit Agreement, see Part II, Item 5 — Other Information — Risks Related to the Credit Agreement.
Note 14 — Subsequent Events
On October 24, 2008, the Corporation declared a $0.01 per share cash dividend on its common stock, amounting to $215,000 in the aggregate, to be paid on November 14, 2008 to stockholders of record on November 3, 2008.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three and six months ended September 30, 2008, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the second quarter ended September 30, 2008 include:
•	Diluted earnings per share decreased to $(1.11) for the quarter ended September 30, 2008 compared to $0.44 per share for the quarter ended September 30, 2007, primarily due to a $44.9 million increase in the provision for loan losses as well as a $4.8 million increase in non-interest expense;

•	The interest rate spread decreased to 2.59% for the quarter ended September 30, 2008 compared to 2.77% for the quarter ended September 30, 2007;

•	Loans receivable decreased $139.0 million, or 3.30%, since March 31, 2008;

•	Deposits declined $190.7 million, or 5.39%, since March 31, 2008;

•	Book value per share was $14.76 at September 30, 2008 compared to $16.17 at March 31, 2008 and $15.88 at September 30, 2007;

•	Total non-performing assets (nonaccrual loans, loans past due more than ninety days and other real estate) increased $59.6 million, or 54.4%, to $169.1 million at September 30, 2008 from $109.5 million at March 31, 2008, and total non-accrual loans increased $38.2 million, or 37.6% to $139.4 million at September 30, 2008 from $101.2 million at March 31, 2008; and

•	Real estate investment partnership revenue declined $7.2 million from $7.2 million for the six months ended September 30, 2007 to $0 for the six months ended September 30, 2008. Real estate investment partnership cost of sales declined $7.0 million from $7.0 million to $0 during the same respective periods. These decreases were due to the decline in the number of sales at the real estate partnership level. Net loss from the real estate investment segment remained steady at $1.2 million for the six months ended September 30, 2007 and 2008, respectively. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. There were no sales of partnership properties during the six months ended September 30, 2008. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2008	6/30/2008	3/31/2008	12/31/2007

Operations Data:
Net interest income	$29,954	$33,421	$35,066	$31,338
Provision for loan losses	46,964	9,400	10,393	7,792
Net gain on sale of loans	808	2,243	2,984	1,468
Real estate investment partnership revenue	—	—	457	1,012
Other non-interest income	7,439	9,566	10,121	9,430
Real estate investment partnership cost of sales	—	—	548	932
Other non-interest expense	30,167	26,791	29,249	24,180
Minority interest in loss of real estate partnership operations	(13)	(39)	(43)	(81)
Income (loss) before income taxes	(38,917)	9,078	8,481	10,425
Income taxes	(15,618)	3,566	2,838	4,096
Net income (loss)	(23,299)	5,512	5,643	6,329

Selected Financial Ratios (1):
Yield on earning assets	5.59%	6.05%	6.10%	6.68%
Cost of funds	3.00	3.22	3.31	4.01
Interest rate spread	2.59	2.83	2.79	2.67
Net interest margin	2.62	2.87	2.84	2.83
Return on average assets	(1.89)	0.44	0.43	0.54
Return on average equity	(27.69)	6.37	6.56	7.44
Average equity to average assets	6.84	6.93	6.55	7.31
Non-interest expense to average assets	2.45	2.15	2.27	2.16

Per Share:
Basic earnings per share	$(1.11)	$0.26	$0.27	$0.30
Diluted earnings per share	(1.11)	0.26	0.27	0.30
Dividends per share	0.10	0.18	0.18	0.18
Book value per share	14.76	16.00	16.17	15.98

Financial Condition:
Total assets	$4,928,074	$4,949,335	$5,149,557	$4,725,773
Loans receivable, net
Held for sale	4,099	6,619	9,669	6,170
Held for investment	4,069,369	4,129,075	4,202,833	3,941,891
Deposits	3,349,335	3,406,975	3,539,994	3,145,551
Borrowings	1,210,562	1,147,329	1,206,761	1,150,914
Stockholders’ equity	317,501	343,599	345,116	341,084
Allowance for loan losses	64,614	40,265	38,285	28,761
Non-performing assets	169,062	144,137	109,488	87,002

(1)	Annualized when appropriate.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2007	6/30/2007	3/31/2007	12/31/2006

Operations Data:
Net interest income	$31,584	$31,017	$29,834	$32,529
Provision for loan losses	2,095	2,271	4,050	3,375
Net gain on sale of loans	814	1,587	465	776
Real estate investment partnership revenue	2,428	4,726	2,851	8,009
Other non-interest income	7,696	8,327	8,205	7,331
Real estate investment partnership cost of sales	2,669	4,340	3,153	7,115
Other non-interest expense	22,659	22,547	21,410	22,443
Minority interest in loss of real estate partnership operations	(203)	(75)	(573)	(31)
Income before income taxes	15,302	16,574	13,315	15,743
Income taxes	6,028	6,688	5,086	5,308
Net income	9,274	9,886	8,229	10,435

Selected Financial Ratios (1):
Yield on earning assets	6.90%	6.80%	6.73%	6.81%
Cost of funds	4.13	4.05	4.08	3.92
Interest rate spread	2.77	2.75	2.65	2.89
Net interest margin	2.92	2.90	2.81	3.05
Return on average assets	0.82	0.88	0.74	0.93
Return on average equity	11.07	11.77	9.72	12.51
Average equity to average assets	7.37	7.49	7.61	7.45
Non-interest expense to average assets	2.23	2.40	2.21	2.64

Per Share:
Basic earnings per share	$0.44	$0.47	$0.39	$0.49
Diluted earnings per share	0.44	0.46	0.38	0.48
Dividends per share	0.18	0.17	0.17	0.17
Book value per share	15.88	15.54	15.55	15.45

Financial Condition:
Total assets	$4,611,526	$4,532,758	$4,539,685	$4,505,896
Loans receivable, net
Held for sale	5,403	9,062	4,474	4,470
Held for investment	3,944,980	3,890,053	3,874,049	3,834,381
Deposits	3,178,588	3,248,964	3,248,246	3,240,540
Borrowings	1,039,540	891,016	900,477	841,219
Stockholders’ equity	338,907	331,593	336,866	336,522
Allowance for loan losses	22,002	22,220	20,517	20,031
Non-performing assets	63,078	53,180	54,452	39,484

(1)	Annualized when appropriate.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income with the security assigned a new cost basis. Management has applied EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” based on the security attributes at the purchase date and then does not further evaluate. All securities were of high credit quality (ie, rated AA or above) at the purchase date and therefore, do not fall within the scope of EITF99-20.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management determines fair value based on quoted market prices, identical assets in active markets or by other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate probable delinquency on a quarterly basis.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits based on the methodologies prescribed in FASB Statement No.114. General valuation allowances are based on a portfolio segmentation based on collateral type, purpose and risk grading, with a further evaluation of various qualitative factors noted above.

We incorporate our internal loss history to establish potential risk based on collateral type securing each loan. As an additional comparison, we examine peer group banks to determine the nature and scope of their losses. Finally, we closely examine each impaired loan to individually assess the appropriate specific loan loss reserve for such credit.

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

Although we believe the levels of the allowance as of September 30, 2008 are adequate to absorb probable losses in the loan portfolio, a continued decline in local economic conditions, a continued increase in our non-performing assets or other similar factors could result in increasing losses that cannot be reasonably estimated at this time.

•	Valuation of mortgage servicing rights. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan’s book basis is allocated to mortgage servicing rights when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market participant assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of cost or market value.

•	The Corporation evaluates goodwill for impairment on at least an annual basis pursuant to SFAS 142, Goodwill and Other Intangible Assets. The Corporation evaluates goodwill on an annual basis unless there is reason to believe goodwill is impaired. The first step of the impairment evaluation involves the determination of the fair value of each reporting unit to which goodwill has been assigned. Goodwill is not impaired if the fair value of the reporting unit exceeds its carrying value. The Corporation determined that none of its goodwill was impaired as of December 31, 2007, which is the annual review date. At September 30, 2008, the Corporation’s market capitalization was less than the total shareholders’ equity, which is one factor that is considered when determining goodwill impairment. If current market conditions persist, it is possible that we will have a goodwill impairment charge against earnings in the next quarter.

RESULTS OF OPERATIONS
General. Net income for the three and six months ended September 30, 2008 decreased $32.6 million or 351.2% to a net loss of $23.3 million from net income of $9.3 million and decreased $36.9 million or 192.8% to a net loss of $17.8 million from net income of $19.2 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $44.9 million, an increase in non-interest expense of $4.8 million, a decrease in non-interest income of $2.7 million and a decrease in net interest income of $1.6 million, which were partially offset by a decrease in income tax expense of $21.6 million. The decrease in net income for the six-month period compared to the same period last year was largely due to an increase in the provision for loan losses of $52.0 million, a decrease in non-interest income of $5.5 million and an increase in non-interest expense of $4.7 million, which were partially offset by a decrease in income tax expense of $24.8 million.
Net Interest Income. Net interest income decreased $1.6 million or 5.2% for the three months ended September 30, 2008 and increased $774,000 or 1.2% for the six months ended September 30, 2008, respectively, as compared to the same respective periods in the prior year. Interest income decreased $10.7 million or 14.4% for the three months ended September 30, 2008 as compared to the same period in the prior year. Interest expense decreased $9.1 million or 21.1% for the three months ended September 30, 2008 as compared to the same period in the prior year. The net interest margin decreased to 2.62% for the three-month period ended September 30, 2008 from 2.92% for the same period in the prior year and decreased to 2.74% for the six-month period ended September 30, 2008 from 2.91% for the same period in the prior year. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 6.90% to 5.59% during the three months ended September 30, 2007 and 2008, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of interest income on nonaccrual loans as well as the indefinite suspension of dividends on the Federal Home Loan Bank stock. The interest rate spread decreased to 2.59% from 2.77% for the three-month period and decreased to 2.71% from 2.76% for the six-month period ended September 30, 2008 as compared to the same respective periods in the prior year.
Interest income on loans decreased $10.3 million or 14.7% and $12.6 million or 9.1%, for the three and six months ended September 30, 2008, as compared to the same respective periods in the prior year. These decreases were primarily attributable to a decrease of 136 basis points in the average yield on loans to 5.76% from 7.12% for the three-month period and a decrease of 103 basis points to 6.03% from 7.06% for the six-month period. The decrease in the yield on loans was due to the reversal of interest income on nonaccrual loans as well as a modest decline in rates on loans. These decreases were offset by an increase in the average balance of loans, which increased $208.6 million in the three months and increased $251.4 million in the six months ended September 30, 2008, respectively, as compared to the same periods in the prior year. The decrease in the yield on loans for the three- and six-month period was the result of the reversal of interest income on nonaccrual loans.
Interest income on mortgage-related securities increased $659,000 or 21.8% and increased $1.3 million or 21.9% for the three- and six-month periods ended September 30, 2008, as compared to the same respective periods in the prior year, primarily due to an increase of 41 basis points in the average yield on mortgage-related securities to 5.43% from 5.02% for the three-month period and an increase of 43 basis points to 5.39% from 4.96% for the six-month period. The increase in yield on mortgage-related securities is due to the purchase of securities at a greater discount. There also was an increase of $30.1 million in the three-month average balance and an increase of $29.7 million in the six-month average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $565,000 or 42.0% and $979,000 or 38.2%, respectively, for the three- and six-month periods ended September 30, 2008 as compared to the same respective periods in the prior year. These decreases for the three- and six-month periods were due to the indefinite suspension of dividends on the Federal Home Loan Bank stock in the fourth quarter of 2007. Interest income on interest-bearing deposits decreased $565,000 and $632,000, respectively, for the three and six months ended September 30, 2008 as compared to the same respective periods in 2007, primarily due to decreases in the average yields for the three- and six-month periods.
Interest expense on deposits decreased $7.5 million or 23.9% and $12.1 million or 19.3% for the three and six months ended September 30, 2008, respectively, as compared to the same respective periods in 2007. These decreases were primarily attributable to a decrease of 109 basis points in the weighted average cost of deposits to

2.83% from 3.92% and a decrease of 93 basis points in the weighted average cost of deposits to 2.97% from 3.90% for the three and six months ended September 30, 2008, respectively, as compared to the same respective periods in the prior year, partially offset by an increase in the average balance of deposits of $171.5 million and $195.7 million for the respective three- and six-month periods. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates. Interest expense on notes payable and other borrowings decreased $1.6 million or 13.5% and $1.5 million or 6.9% during the three and six months ended September 30, 2008, as compared to the same respective periods in the prior year due to the fact that the Federal Reserve rates have been lowered. For the three- and six-month periods ended September 30, 2008, the average balance of notes payable increased $199.1 million and $236.4 million, respectively, as compared to the same respective period in 2007. The weighted average cost of notes payable and other borrowings decreased 136 basis points to 3.46% from 4.82% for the three-month period and decreased 124 basis points to 3.52% from 4.76% for the six-month period ended September 30, 2008, respectively, as compared to the same respective period last year.
Provision for Loan Losses. Provision for loan losses increased $44.9 million or 2,141.7% for the three-month period and increased $52.0 million or 1,191.0% for the six-month period ended September 30, 2008, as compared to the same respective periods last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to recent increased charge-offs, increases in delinquent loans and non-accrual loans (as discussed under “Asset Quality” below) and an increase in loans moved to REO management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended September 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,111,614	$44,830	5.76%	$3,027,068	$52,658	6.96%
Consumer loans	752,792	10,966	5.83	650,225	12,129	7.46
Commercial business loans	260,596	3,654	5.61	239,140	4,927	8.24

Total loans receivable (2) (3)	4,125,002	59,450	5.76	3,916,433	69,714	7.12
Mortgage-related securities (4)	271,445	3,687	5.43	241,394	3,028	5.02
Investment securities (4)	105,206	780	2.97	94,020	1,056	4.49
Interest-bearing deposits	20,845	71	1.36	37,592	636	6.77
Federal Home Loan Bank stock	54,829	—	0.00	44,271	289	2.61

Total interest-earning assets	4,577,327	63,988	5.59	4,333,710	74,723	6.90
Non-interest-earning assets	343,151			217,345

Total assets	$4,920,478			$4,551,055

Interest-Bearing Liabilities
Demand deposits	$1,064,336	2,811	1.06	$958,627	5,694	2.38
Regular passbook savings	238,704	283	0.47	195,910	225	0.46
Certificates of deposit	2,071,132	20,804	4.02	2,048,115	25,505	4.98

Total deposits	3,374,172	23,898	2.83	3,202,652	31,424	3.92
Short-term borrowings	282,013	2,352	3.34	667,165	8,474	5.08
Long-term borrowings	888,579	7,784	3.50	304,296	3,241	4.26

Total interest-bearing liabilities	4,544,764	34,034	3.00	4,174,113	43,139	4.13

Non-interest-bearing liabilities	39,179			41,701

Total liabilities	4,583,943			4,215,814
Stockholders’ equity	336,535			335,241

Total liabilities and stockholders’ equity	$4,920,478			$4,551,055

Net interest income/interest rate spread (5)		$29,954	2.59%		$31,584	2.77%

Net interest-earning assets	$32,563			$159,597

Net interest margin (6)			2.62%			2.92%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,149,094	$94,443	6.00%	$3,021,682	$104,132	6.89%
Consumer loans	740,819	23,115	6.24	644,763	23,916	7.42
Commercial business loans	263,421	7,603	5.77	235,489	9,697	8.24

Total loans receivable (2) (3)	4,153,334	125,161	6.03	3,901,934	137,745	7.06
Mortgage-related securities (4)	272,768	7,355	5.39	243,074	6,034	4.96
Investment securities (4)	97,315	1,581	3.25	85,271	1,988	4.66
Interest-bearing deposits	41,380	399	1.93	32,156	1,031	6.41
Federal Home Loan Bank stock	54,829	—	0.00	42,824	572	2.67

Total interest-earning assets	4,619,626	134,496	5.82	4,305,259	147,370	6.85
Non-interest-earning assets	336,863			215,023

Total assets	$4,956,489			$4,520,282

Interest-Bearing Liabilities
Demand deposits	$1,080,116	6,070	1.12	$949,536	11,398	2.40
Regular passbook savings	233,444	549	0.47	194,776	437	0.45
Certificates of deposit	2,105,141	44,121	4.19	2,078,707	51,035	4.91

Total deposits	3,418,701	50,740	2.97	3,223,019	62,870	3.90
Short-term borrowings	238,445	4,095	3.43	581,196	15,132	5.21
Long-term borrowings	918,732	16,286	3.55	339,612	6,767	3.99

Total interest-bearing liabilities	4,575,878	71,121	3.11	4,143,827	84,769	4.09

Non-interest-bearing liabilities	39,740			40,206

Total liabilities	4,615,618			4,184,033

Stockholders’ equity	340,871			336,249

Total liabilities and stockholders’ equity	$4,956,489			$4,520,282

Net interest income/interest rate spread (5)		$63,375	2.71%		$62,601	2.76%

Net interest-earning assets	$43,748			$161,432

Net interest margin (6)			2.74%			2.91%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $2.7 million or 24.6% to $8.2 million and decreased $5.5 million or 21.6% to $20.1 million for the three and six months ended September 30, 2008, respectively, as compared to $10.9 million and $25.6 million for the same respective periods in 2007. The decrease for the three-month period ended September 30, 2008 was primarily due to the decrease in real estate partnership revenue of $2.4 million as a result of no sales. In addition, net gain on sale or impairment of investment securities decreased $1.9 million as a result of the write down of the Freddie Mac and Fannie Mae stock. These decreases were partially offset by an increase in service charges on deposits of $986,000 and an increase in other non-interest income of $513,000 for the three-month period ended September 30, 2008, as compared to the same respective period in the prior year. The decrease in non-interest income for the six month period ended September 30, 2008 was primarily due to the decrease in real estate partnership revenue of $7.2 million as a result of no sales. In addition, net gain on sale of investment securities decreased $1.9 million as a result of the write down of the Freddie Mac and Fannie Mae stock and loan servicing income decreased $241,000. These decreases were partially offset by an increase in service charges on deposits of $1.8 million, an increase in other non-interest income of $831,000, an increase in net gain on sale of loans of $650,000, an increase in other revenue from real estate operations of $290,000 and an increase in investment and insurance commissions of $214,000 for the six-month period ended September 30, 2008, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense increased $4.8 million or 19.1% to $30.2 million and increased $4.7 million or 9.1% to $57.0 million for the three and six months ended September 30, 2008, respectively, as compared to $25.3 million and $52.2 million for the same respective periods in 2007. The increase for the three-month period was primarily due to the increase in compensation expense of $3.4 million due to the merger of S&C in January 2008, an increase in net expense from REO operations of $1.7 million mainly due to additional write downs of REO and an increase in other non-interest expense of $1.4 million due to an increase in legal and other professional fees. In addition, occupancy expense increased $620,000 due to the merger of S&C, furniture and equipment expense increased $524,000 and data processing expense increased $303,000. These increases were partially offset by a decrease in real estate partnership cost of sales of $2.7 million as a result of no sales and a decrease in marketing expense of $345,000 for the three months ended September 30, 2008 as compared to the same period in the prior year. The decrease for the six-month period was primarily due to the decrease of real estate investment partnership cost of sales of $7.0 million as a result of no sales and a decrease in marketing expense of $843,000. These decreases were partially offset by an increase in compensation expense of $5.4 million due to the merger of S&C in January 2008, an increase in other non-interest expense of $2.6 million primarily due to an increase in legal and other professional fees, and increase in net expense from REO operations of $1.7 million primarily due to additional write downs of REO, an increase in furniture and equipment expense of $1.2 million primarily due to increased depreciation as the result of the merger of S&C in January 2008, an increase in occupancy expense of $1.1 million due to the merger of S&C and an increase in data processing expense of $628,000 for the six months ended September 30, 2008 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2004-2007 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax expense decreased $21.6 million or 359.1% and $24.8 million or 194.8% during the three and six months ended September 30, 2008, as compared to the same respective periods in 2007. This decrease was due to a decrease in income before income taxes. The effective tax rate was 40.1% and 40.4% for the three- and six-month periods ended September 30, 2008, respectively, as compared to 39.4% and 39.9% for the same respective periods last year.

FINANCIAL CONDITION
During the six months ended September 30, 2008, the Corporation’s assets decreased by $221.5 million from $5.15 billion at March 31, 2008 to $4.93 billion at September 30, 2008. The majority of this decrease was attributable to a $160.5 million decrease in cash and cash equivalents, a $139.0 million decrease in loans receivable, which were partially offset by an increase of $26.1 million in accrued interest and other assets as well as an increase of $25.7 million in investment securities.
Total loans (including loans held for sale) decreased $139.0 million during the six months ended September 30, 2008. Activity for the period consisted of (i) originations and purchases of $754.2 million, (ii) sales of one to four family loans to the Federal Home Loan Bank of $274.5 million and (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $618.7 million.
Mortgage-related securities (both available for sale and held to maturity) increased $4.4 million during the six months ended September 30, 2008 as a result of purchases of $42.6 million, which were partially offset by principal repayments and market value adjustments of $38.2 million in this period. Mortgage-related securities consisted of $132.5 million of mortgage-backed securities and $141.4 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at September 30, 2008.
Management believes that the Corporation’s CMOs and REMICs have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. All the Corporation’s CMO’s and REMICs are rated AA or above. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.
A collateralized debt obligation (“CDO’s”) is a type of asset-backed security and structured credit product which gains exposure to the credit of a portfolio of fixed-income assets and divides the credit risk among different tranches. The investment portfolio of the Corporation does not contain any CDO’s.
Investment securities increased $25.7 million during the six months ended September 30, 2008 as a result of purchases of $52.7 million of such securities, which were partially offset by sales and maturities of $27.0 million of U.S. Government and agency securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the six months ended September 30, 2008.
Real estate held for development and sale increased $1.4 million to $60.4 million at September 30, 2008 from $59.0 million at March 31, 2008 due to activity at the real estate partnership entities.
Accrued interest and other assets increased $26.1 million to $106.6 million at September 30, 2008 from $80.5 million at March 31, 2008 due to the reversal of accrued taxes for the loss during the period.
Total liabilities decreased $193.8 million during the six months ended September 30, 2008. This decrease was largely due to a $190.7 million decrease in deposits and a $7.0 million decrease in other liabilities which were partially offset by a $3.8 million increase in borrowings. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $247.1 million at September 30, 2008 and $220.3 million at March 31, 2008, and generally mature within one to five years.
Stockholders’ equity decreased $27.6 million during the six months ended September 30, 2008 as a net result of (i) comprehensive loss of $23.4 million, (ii) payment of cash dividends of $5.9 million and (iii) benefit plan shares earned and related tax adjustments totaling $12,000. These decreases were partially offset by (i) stock options exercised of $1.5 million (with the excess of the cost of treasury shares over the option price ($1.1 million) charged to retained earnings) and (ii) the issuance of shares for management and benefit plans of $238,000.

ASSET QUALITY
Non-performing assets increased $59.6 million to $169.1 million at September 30, 2008 from $109.5 million at March 31, 2008 and increased as a percentage of total assets to 3.43% from 2.13% at such dates, respectively.
Non-performing assets are summarized as follows at the dates indicated:

	At September 30,	At March 31,
	2008	2008	2007	2006
		(Dollars In Thousands)
Non-accrual loans:
Single-family residential	$12,760	$21,200	$13,038	$2,856
Multi-family residential	23,685	18,393	17,289	4,214
Commercial real estate	33,530	29,204	12,030	3,398
Construction and land	43,409	14,888	1,696	—
Consumer	3,579	2,258	705	548
Commercial business	22,387	15,298	2,283	2,513

Total non-accrual loans	139,350	101,241	47,041	13,529
Foreclosed properties and repossessed assets, net	29,712	8,247	7,411	2,192

Total non-performing assets	$169,062	$109,488	$54,452	$15,721

Performing troubled debt restructurings	$400	$400	$400	$—

Total non-accrual loans to total loans(1)	3.29%	2.31%	1.16%	0.35%
Total non-performing assets to total assets	3.43	2.13	1.20	0.37
Allowance for loan losses to total loans(1)	1.52	0.87	0.50	0.41
Allowance for loan losses to total non-accrual loans	46.37	37.82	43.62	115.09
Allowance for loan and foreclosure losses to total non-performing assets	38.23	34.98	37.71	100.48

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loan losses.
Non-accrual loans increased $38.1 million during the six months ended September 30, 2008. The increase in non-accrual loans at September 30, 2008 was the result of an increase of $28.5 million in non-accrual construction and land loans and an increase of $7.1 million in non-accrual commercial business loans and reflects the slow-down of the overall economy, including the housing market. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. At September 30, 2008, the following non-accrual loan relationships had loan balances greater than $1.0 million and have been added since March 31, 2008:
•	$14.1 million multi-family residential loan secured by a golf course and condominium project located in central Wisconsin (5 loans)

•	$8.1 million multi-family residential loan secured by a condo project located in central Wisconsin (3 loans)

•	$4.0 million commercial real estate loan secured by a retail center located in southern Wisconsin

•	$9.4 million construction and land loan secured by a condominium and retail complex in southern Wisconsin

•	$6.1 million construction and land loan secured by a condominium project located in central Wisconsin

•	$1.2 million construction and land loan secured by vacant land near a golf course located in central Wisconsin

•	$1.1 million commercial business loan secured by a commercial property located in central Wisconsin

•	$4.7 million commercial business loan secured by a construction company located in southern Wisconsin (2 loans)
At September 30, 2008, the following non-accrual loan relationships had loan balances greater than $1.0 million and were non-accrual at March 31, 2008:
•	$1.3 million multi-family residential loan secured by duplexes and lots located in southern Wisconsin

•	$2.7 million multi-family residential loan secured by two multi-family properties in central Wisconsin

•	$1.1 million commercial real estate loan secured by a warehouse in northeast Wisconsin

•	$3.0 million commercial real estate loan secured by a sports complex in southeast Wisconsin

•	$3.7 million construction and land development loan secured by condominiums in southeast Wisconsin (2 loans)

•	$1.9 million construction and land development loan secured by a retail development in northeast Wisconsin

•	$2.0 million construction and land development loan secured by a retail center in southeast Wisconsin

•	$1.2 million commercial business loan secured by a retail business located in southeast Wisconsin
Foreclosed properties and repossessed assets increased $21.5 million during the six months ended September 30, 2008. At September 30, 2008, the following foreclosed properties and repossessed assets had loan balances greater than $1.0 million and have been added since March 31, 2008:
•	$1.3 million property secured by a condominium project in southern Wisconsin

•	$4.0 million property secured by an apartment building located in Minnesota

•	$8.3 million properties secured by several single family properties throughout Wisconsin and Minnesota
At September 30, 2008, the following foreclosed property and repossessed asset had a balance greater than $1.0 million and was foreclosed properties and repossessed assets at March 31, 2008:
•	$3.3 million property secured by a condominium projected in southern Wisconsin
At September 30, 2008, assets that the Corporation had classified as substandard consisted of $181.7 million of loans and foreclosed properties. At the same date, reserves on these assets in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” were $16.9 million and $155.0 million of such assets are considered impaired. At March 31, 2008, substandard assets amounted to $143.9 million ($104.1 million of which are considered impaired). An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. At September 30, 2008, substandard assets included thirty loans with a carrying value of greater than $1.0 million, each of which is noted above except the following:
•	$1.4 million loan secured by a commercial lot located in southeast Wisconsin

•	$1.3 million loan secured by an office building located southern Wisconsin

•	$7.9 million commercial loan secured by vacant land located in southern Wisconsin
At September 30, 2008, the Corporation had $138.1 million of impaired loans, net of a specific valuation allowances. At March 31, 2008, impaired loans were $86.4 million, net. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
Impaired loans with valuation reserve required	$50,298	$52,866	$2,130	$6,381

Impaired loans without a specific reserve	104,744	51,192	45,718	9,107

Total impaired loans	155,042	104,058	47,848	15,488

Less:

Specific valuation allowance	(16,915)	(17,639)	(517)	(3,111)

	$138,127	$86,419	$47,331	$12,377

Average impaired loans, net	$91,174	$61,931	$24,620	$9,010

Interest income recognized on impaired loans	$805	$107	$44	$208

Interest income recognized on a cash basis on impaired loans	$805	$107	$44	$208

Loans on nonaccrual status	$139,350	$101,241	$47,040	$13,529

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$400	$400	$400	$—
The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At September 30,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
30 to 59 days	$54,001	$66,617	$12,776	$9,874
60 to 89 days	21,774	12,928	5,414	733

Total	$75,775	$79,545	$18,190	$10,607

The increase in loans 60-89 days delinquent since March 31, 2008 was in part due to five borrowers with loans totaling approximately $11.4 million ($3.0 million of which is included in the impaired loans with a specific reserve of $1.4 million) secured by commercial and multi-family residential properties. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions.
The Corporation’s loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management’s estimation of future losses. During the quarter ended

September 30, 2008, management increased the qualitative factors to reflect the slow down in the economy. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which are based on current occupancy and lease rates) and pending offers.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars In Thousands)
Allowance at beginning of period	$40,265	$22,220	$38,285	$20,517
Charge-offs:
Construction	(1,023)	—	(1,320)	(32)
Mortgage	(10,549)	(1,965)	(15,468)	(2,383)
Consumer	(214)	(107)	(480)	(313)
Commercial business	(11,770)	(385)	(13,714)	(388)

Total charge-offs	(23,556)	(2,457)	(30,982)	(3,116)
Recoveries:
Mortgage	590	77	590	84
Consumer	4	8	10	22
Commercial business	347	59	347	129

Total recoveries	941	144	947	235

Net (charge-offs) recoveries	(22,615)	(2,313)	(30,035)	(2,881)
Provision for loan losses	46,964	2,095	56,364	4,366

Allowance at end of period	$64,614	$22,002	$64,614	$22,002

Net charge-offs to average loans	(2.19)%	(0.24)%	(1.45)%	(0.15)%

Although management believes that the September 30, 2008 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary, which could adversely affect the Corporation’s results of operations. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings.
At September 30, 2008, the Bank had outstanding commitments to originate loans of $75.8 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $345.7 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2008 amounted to $1.64 billion. Scheduled maturities of borrowings during the same period totaled $333.4 million for the Bank and $116.0 million for the Corporation. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $24.5 million at September 30, 2008 related to approximately $1.75 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.
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
Our ability to meet our short-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If selected to participate in the U.S. Department of the Treasury Capital Purchase Program, adopted under authority provided in the Emergency Economic Stabilization Act of 2008, we will issue and sell preferred shares and warrants to the U.S,. Department of the Treasury.
Credit Agreement
On September 30, 2008 we entered into Amendment No. 1, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment extends the maturity date of the Credit Agreement’s total revolving loan commitment, initial principal amount of $120.0 million, from September 30, 2008 to December 31, 2009. These borrowings are shown in the Company’s financial statements as “short-term borrowings.”
The loan commitment is required to be reduced automatically from $120.0 million to $60.0 million on the earlier to occur of the date that the Corporation receives net proceeds of a financing transaction from the sale of equity securities or December 30, 2008. The loan commitment will be reduced further to $56.0 million by March 31, 2009, $54.0 million by June 30, 2009 and $53.0 million by September 30, 2009. For additional information about the Credit Agreement, see Part II, Item 5 – Other Information – Risks Related to the Credit Agreement.

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2008 and March 31, 2008:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At September 30, 2008:
Tier 1 capital (to adjusted tangible assets)	$333,056	6.95%	$143,802	3.00%	$239,670	5.00%
Risk-based capital (to risk-based assets)	379,655	10.23	296,795	8.00	370,994	10.00
Tangible capital (to tangible assets)	333,056	6.95	71,901	1.50	N/A	N/A

At March 31, 2008:
Tier 1 capital (to adjusted tangible assets)	$352,311	7.04%	$150,210	3.00%	$250,349	5.00%
Risk-based capital (to risk-based assets)	390,596	10.14	308,273	8.00	385,341	10.00
Tangible capital (to tangible assets)	352,311	7.04	75,105	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2008 and March 31, 2008:

	September 30,	March 31,
	2008	2008
	(In Thousands)
Stockholders’ equity of the Bank	$407,164	$432,382
Less: Goodwill and intangible assets	(77,223)	(77,734)
Accumulated other comprehensive income	3,115	(2,337)

Tier 1 and tangible capital	333,056	352,311
Plus: Allowable general valuation allowances	46,599	38,285

Risk-based capital	$379,655	$390,596

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
The Corporation’s principal real estate investment subsidiary, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At September 30, 2008, IDI had guaranteed $31.5 million of loans to partnerships made by subsidiaries of IDI. At the same date, $29.4 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 9/30/08	at 3/31/08
(Dollars in thousands)
Oakmont	Chandler Creek	$15,000	$15,000	$15,000
Davsha III	Indian Palms 147, LLC	500	448	396
Davsha V	Villa Santa Rosa, LLC	1,000	900	722
Davsha VII	La Vista Grande 121, LLC	15,000	13,057	12,105

Total		$31,500	$29,405	$28,223

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
As a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $31.5 million. At September 30, 2008, the Corporation’s investment in these partnerships consisted of assets of $49.9 million which includes cash and other assets of $3.5 million. The liabilities of these partnerships consisted of other borrowings of $29.6 million (reported as a part of FHLB and other borrowings), other liabilities of $1.6 million (reported as a part of other liabilities) and minority interest of $6.0 million. These amounts represent the Corporation’s maximum exposure to loss at September 30, 2008 as a result of involvement with these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at September 30, 2008 has not changed materially since March 31, 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008.
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
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward- looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,”

“plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and our Quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008. Factors that could affect actual results include but are not limited to; (i) general market rates; (ii) changes in market interest rates and the shape of the yield curve; (iii) general economic conditions; (iv) real estate markets; (v) legislative/regulatory changes; (vi) monetary and fiscal policies of the U.S. Department of the Treasury and the Federal Reserve Board; (vii) changes in the quality or composition of the Bank’s loan and investment portfolios; (viii) demand for loan products; (ix) level of loan and mortgage-backed securities repayments; (x) impact of the Emergency Economic Stabilization Act of 2008; (xi) changes in the U.S. Treasury’s Capital Purchase Program or Anchor Bancorp’s eligibility to participate in the Capital Purchase Program; (xii) unprecedented volatility in equity, fixed income and other market valuations; (xiii) higher-than-expected credit losses due to business losses, constraints on borrowers’ ability to repay outstanding loans or the diminishment of the value of collateral securing such loans, capital market disruptions, changes in commercial or residential real estate development and real estate prices or other economic factors; (xiv) substantial loss of customer deposit accounts; (xv) soundness of other financial institutions with which the Corporation and the Bank engage in transactions; (xvi) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; (xvii) competition; (xviii) demand for financial services in the Corporation’s market;, and (xx) changes in accounting principles, policies or guidelines.
In addition, to the extent that we engage in acquisition transactions, such transactions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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
Item 4 Controls and Procedures.
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are operating in an effective manner with the following exception: the Company neglected to timely disclose and file the Credit Agreement and Pledge Agreement described in the section captioned “Item 5 – Other Information” of this form 10Q. As a result, management has initiated additional procedures to regularly identify and consider all contracts entered into by the Corporation which could be material contracts in order to determine on a timely basis the disclosure and filing requirements with respect to such agreements.
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
Item 1A Risk Factors.
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2008, and our Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 30, 2008, which could materially affect our business, financial condition or future results.
Risks Related to Our Business
Additional increases in our level of non-performing assets will have an adverse effect on our financial condition and results of operations.
Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $59.6 million to $169.1 million, or 3.4% of total assets, at September 30, 2008 from $109.5 million, or 2.1% of total assets, at March 31, 2008. Comparatively, non-performing assets increased by $55.0 million to $109.5 million, or 2.1% of total assets, at March 31, 2008, from $54.5 million, or 1.2% of total assets, at March 31, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.
Our allowance for losses on loans and leases may not be adequate to cover probable losses.
Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2008 and for the six months ended September 30, 2008, relative to comparable periods for the preceding year. Our provision for loan losses increased by $11.3 million to $22.6 million for the fiscal year ended March 31, 2008 from $11.3 million for the fiscal year ended March 31, 2007. Our provision for loan losses was $47.0 million for the three months ended September 30, 2008 compared to $10.4 million for the three months ended March 31, 2008. Our allowance for loan losses increased by $26.3 million to $64.6 million, or 1.5% of total loans, at September 30, 2008, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan losses also increased by $17.8 million to $38.3 million, or 0.9% of total loans, at March 31, 2008 from $20.5 million, or 0.5% of total loans at March 31, 2007. Our allowance for loan losses was 38.2% at September 30, 2008, 35.0% at March 31, 2008 and 37.7% at March 31, 2007, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.
Our real estate operations have had and may continue to have an adverse effect on our results of operations.
We conduct real estate operations through Investment Directions, Inc, a wholly owned subsidiary, which invests in various real estate subsidiaries and partnerships and conducts real estate development and sales throughout California, Texas and Minnesota. As a result of weakening conditions in the real estate market and reduced sales of its properties, we have incurred losses from the operations of its real estate subsidiaries in recent years, which are expected to continue unless the real estate market improves. Losses from IDI’s real estate operations [decreased] by $0.5 million to $0.6 million for the three months ended September 30, 2008 from $1.1 million for the three months ended March 31, 2008. IDI had losses of $2.3 million for the fiscal year March 31, 2008 compared to losses of $1.7 million for the fiscal year ended March 31, 2007. We have no current plans to engage in additional real estate investment activities through IDI and are exploring opportunities to sell or otherwise divest IDI’s current investments as soon as practicable. Additional losses from our real estate operations would have an adverse effect on our results of operations and capital.
Risks Related to Our Credit Agreement
We are party to a credit agreement that requires us to observe certain covenants that limit our flexibility in operating our business.
We are party to an Amended and Restated Credit Agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008 (as amended, the “Credit Agreement”). The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.
The amendment includes operating covenants covering, among other things, our capital ratios and non-performing asset levels. Additional operating covenants cover the Bank’s dividend payments and set minimum net income requirements.
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

We must reduce the outstanding balance under the Credit Agreement to $60.0 million prior to December 30, 2008 and pay all outstanding balances under the Credit Agreement by December 31, 2009, and failure by us to meet our payment obligations to the lenders by such dates could have a material adverse affect on our business operations.
As of September 30, 2008, the total revolving loan commitment under the Credit Agreement was $120.0 million and aggregate borrowings under the Credit Agreement were $116.0 million. The total revolving loan commitment will automatically reduce to $60.0 million on the earlier to occur of the date that we receive net proceeds from the sale of equity securities or December 30, 2008. Accordingly, we must reduce our aggregate outstanding borrowings to $60.0 million by December 30, 2008. As of the date of this prospectus supplement, we do not have sufficient cash on hand to reduce our outstanding borrowings to $60.0 million. There can be no assurance that we will be able to raise sufficient capital to reduce the borrowings to $60.0 million prior to December 30, 2008. In addition, the revolving loan commitment will be reduced further to $56.0 million by March 31, 2009, $54.0 million by June 30, 2009 and $53.0 million by September 30, 2009. We may not have sufficient cash on hand to reduce our outstanding borrowings to an amount equal to or less then the reduced revolving loan commitment prior to the date of such reduction. Further, the reductions in the revolving loan commitment may limit our ability to fund ongoing operations.
Unless the maturity date is extended, our outstanding borrowings under our Credit Agreement are due on December 31, 2009. The Credit Agreement does not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.
If we fail to meet our payment obligations under the Credit Agreement, such failure will constitute an event of default under the Credit Agreement. When an event of default occurs, the agent, on behalf of the lenders, may among other remedies, (1) cease permitting us to borrow further under the line of credit, (2) terminate any outstanding commitment and (3) seize the outstanding shares of the Bank’s capital stock held by the Corporation which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and you could lose your investment in the securities.
If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that we may issue in the future may receive, a distribution of our available assets prior to holders of our common stock. The decisions by investors and lenders to enter into equity and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.
Risks Related to Recent Market, Legislative and Regulatory Events
Unpredictable market conditions may adversely affect our customers and sources of capital, which could impair our results of operations.
Declining home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by banks and other financial institutions. These write-downs have caused many banks to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other banks, due to concerns about creditworthiness. This market turmoil and tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may have a negative impact on our charge-offs and provision for loan losses.
Current levels of market volatility are unprecedented and may impact our ability to raise capital.
The capital and credit markets have been experiencing volatility and disruption for an extended period. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
We cannot predict the impact on us or the Bank of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC.
The programs established or to be established under the Emergency Economic Stabilization Act of 2008 may have adverse effects upon us, including increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, our participation in the Capital Purchase Program will, among other things, limit (without the consent of the Department of Treasury) our ability to increase our dividend and to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions.
Similarly, programs established by the FDIC under the systemic risk exception to the Federal Deposit Act, whether we participate or not, may have an adverse effect on us. For example, we estimate that participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of an annual deposit premium of approximately $1.6 million to $2.3 million. In addition, we may be required to pay significantly higher FDIC premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.
The creditworthiness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other banks. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of the transactions engaged in by us and the Bank in the ordinary course of business expose us to credit risk in the event of default of our counterparty or customer. In such instances, the collateral held by us may be insufficient to mitigate our losses, as we may be unable to realize upon or liquidated at prices sufficient to recover the full amount of the exposure due us. Such losses could have a material and adverse affect on our results of operations.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) - (b) Not applicable.
     (c) The following table sets forth information with respect to any purchase made by or on behalf of the Corporation or any “affiliated purchaser,” as defined in §240.10b-18(a)(3) under the Exchange Act, of shares of the Corporation’s Common Stock during the indicated periods.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
July 1 -July 31, 2008	—	$—	—	1,572,160
August 1 - August 31, 2008	—	—	—	1,572,160
September 1 - September 30, 2008	—	—	—	1,572,160

Total	—	$—	—	1,572,160

(1)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares and extended all previous share repurchase authorizations for a year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program.
Item 3 Defaults upon Senior Securities.
Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5 Other Information.
Not applicable.

Item 6 Exhibits.
The following exhibits are filed with this report:

Exhibit 10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed September 30, 2008 (File No. 000-20006).

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date: November 10, 2008	By:	/s/ Douglas J. Timmerman
Douglas J. Timmerman, Chairman of the
Board, President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer