Form 10-Q
period 2008-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2009-02-17
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of January 31, 2009: 21,557,162

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2008	2008
	(In Thousands, Except Share Data)
Assets
Cash	$92,179	$102,622
Interest-bearing deposits	61,045	155,121

Cash and cash equivalents	153,224	257,743
Investment securities available for sale	75,657	87,036
Mortgage-related securities available for sale	280,014	269,370
Mortgage-related securities held to maturity (fair value of $53 and $60, respectively)	52	59
Loans, less allowance for loan losses of $122,571 at December 31, 2008 and $38,285 at March 31, 2008:
Held for sale	32,139	9,669
Held for investment	3,948,065	4,202,833
Foreclosed properties and repossessed assets, net	46,026	8,247
Real estate held for development and sale	54,590	59,002
Office properties and equipment	46,825	47,916
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	13,218	3,760
Accrued interest and other assets	94,208	76,718
Goodwill	—	72,375

Total assets	$4,798,847	$5,149,557

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$257,946	$280,897
Interest bearing and accrued interest	3,155,503	3,259,097

Total deposits	3,413,449	3,539,994
Short-term borrowings	216,300	232,289
Long-term borrowings	935,812	974,472
Other liabilities	80,446	51,605

Total liabilities	4,646,007	4,798,360

Commitments and contingent liabilities (Note 13)

Minority interest in real estate partnerships	6,178	6,081

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,557,162 and 21,348,170 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	72,265	72,300
Retained earnings	179,998	374,593
Accumulated other comprehensive income (loss)	(7,587)	1,864
Treasury stock (3,806,177 and 4,015,169 shares, respectively), at cost	(95,090)	(100,930)
Deferred compensation obligation	(5,460)	(5,247)

Total stockholders’ equity	146,662	345,116

Total liabilities, minority interest and stockholders’ equity	$4,798,847	$5,149,557

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$60,042	$68,732	$185,203	$206,477
Mortgage-related securities	3,743	3,143	11,099	9,177
Investment securities and Federal Home Loan Bank stock	818	1,060	2,398	3,619
Interest-bearing deposits	70	1,102	469	2,134

Total interest income	64,673	74,037	199,169	221,407
Interest expense:
Deposits	21,602	31,036	72,342	93,906
Short-term borrowings	2,471	8,048	6,566	23,180
Long-term borrowings	7,893	3,615	24,179	10,382

Total interest expense	31,966	42,699	103,087	127,468

Net interest income	32,707	31,338	96,082	93,939
Provision for loan losses	92,970	7,792	149,334	12,158

Net interest income (loss) after provision for loan losses	(60,263)	23,546	(53,252)	81,781
Non-interest income:
Real estate investment partnership revenue	1,836	1,012	1,836	8,166
Loan servicing income	1,244	1,380	3,859	4,235
Credit enhancement income	481	426	1,377	1,271
Service charges on deposits	3,966	3,191	11,959	9,430
Investment and insurance commissions	971	1,016	3,225	3,056
Net gain (loss) on sale of loans	(228)	1,468	2,823	3,160
Net gain (loss) on sale or impairment of investments and mortgage-related securities	(1,396)	—	(3,298)	15
Other revenue from real estate partnership operations	1,707	2,750	4,212	4,965
Other	932	667	3,576	2,481

Total non-interest income	9,513	11,910	29,569	36,779

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$13,755	$11,358	$41,727	$33,929
Real estate investment partnership cost of sales	1,191	932	1,191	7,941
Occupancy	2,328	1,882	7,302	5,756
Furniture and equipment	2,189	1,626	6,382	4,650
Data processing	1,858	1,510	5,493	4,518
Marketing	727	1,086	2,055	3,256
Other expenses from real estate partnership operations	7,170	2,894	11,085	6,776
Net expense — REO operations	8,038	272	10,179	701
Mortgage servicing rights impairment	2,535	—	2,535	(709)
Goodwill impairment	72,181	—	72,181	—
Other	6,285	3,552	15,085	9,800

Total non-interest expense	118,257	25,112	175,215	76,618

Minority interest in income (loss) of consolidated real estate partnerships	150	(81)	98	(359)

Income (loss) before income taxes	(169,157)	10,425	(198,996)	42,301
Income taxes	(1,899)	4,096	(13,951)	16,812

Net income (loss)	$(167,258)	$6,329	$(185,045)	$25,489

Comprehensive income (loss)	$(171,061)	$6,961	$(194,496)	$26,370

Earnings per share:
Basic	$(7.96)	$0.30	$(8.82)	$1.22
Diluted	(7.96)	0.30	(8.82)	1.21
Dividends declared per share	0.01	0.18	0.29	0.53
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2008	2007
	(In Thousands)
Operating Activities
Net income (loss)	$(185,045)	$25,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	149,334	12,158
Provision for OREO losses	5,877	—
Provision for depreciation and amortization	3,881	3,096
Goodwill impairment	72,181	—
Real estate held for development and sale impairment	4,628	—
Mortgage servicing rights impairment	2,535	—
Deferred tax impairment	36,500	—
Cash paid due to origination of loans held for sale	(366,187)	(354,519)
Cash received due to sale of loans held for sale	346,540	355,983
Net gain on sales of loans	(2,823)	(3,160)
Net loss (gain) on sale or impairment of investments and mortgage related securities	3,298	(15)
Decrease (increase) in accrued interest receivable	3,300	(1,748)
Increase in prepaid expense and other assets	(69,089)	(10,669)
(Decrease) increase in accrued interest payable	(12,712)	3,414
Increase in other liabilities	31,203	34,214
Other	9,677	(12,094)

Net cash provided by operating activities	33,098	52,149

Investing Activities
Proceeds from sales of investment securities available for sale	22,170	10,174
Proceeds from maturities of investment securities	73,345	206,055
Purchase of investment securities available for sale	(86,292)	(288,736)
Purchase of mortgage-related securities available for sale	(70,010)	(63,142)
Principal collected on mortgage-related securities	43,074	42,577
FHLB Stock Purchase	—	(11,165)
Net decrease (increase) in loans held for investment	46,981	(71,002)
Purchases of office properties and equipment	(2,659)	(3,147)
Sales of office properties and equipment	79	41
Proceeds from sale of foreclosed properties	10,965	—
Investment in real estate held for development and sale	(468)	881

Net cash provided by (used in) investing activities	37,185	(177,464)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2008	2007
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(110,241)	$(98,327)
Decrease in advance payments by borrowers for taxes and insurance	(5,954)	(6,579)
(Decrease) increase in short-term borrowings	(15,989)	70,865
Proceeds from long-term borrowings	146,180	502,405
Repayment of long-term borrowings	(184,840)	(322,833)
Treasury stock purchased	—	(12,556)
Exercise of stock options	1,485	793
Cash received from employee stock purchase plan	693	727
Tax benefit from stock related compensation	(35)	18
Payments of cash dividends to stockholders	(6,101)	(11,134)

Net cash (used in) provided by financing activities	(174,802)	123,379

Net decrease in cash and cash equivalents	(104,519)	(1,936)
Cash and cash equivalents at beginning of period	257,743	122,038

Cash and cash equivalents at end of period	$153,224	$120,102

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$115,799	$124,054
Income taxes	9,155	21,184

Non-cash transactions:
Transfer of loans to foreclosed properties	55,630	—
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of financial instruments. The results of operations and other data for the three-month and nine-month periods ended December 31, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2009. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2008.
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

Note 3 — Significant Risk and Uncertainties
The continued recessionary forces in the national and local economies have had a significant adverse impact on the Corporation’s financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Company has incurred a net loss of $167.3 million for the three months ended December 31, 2008 and a net loss of $185.0 million for the nine months ended December 31, 2008. Stockholders’ equity decreased from $345.1 million or 6.70% of total assets at March 31, 2008 to $146.7 or 3.06% of total assets at December 31, 2008. The recent losses originate from a provision for loan losses of $149.3 million, a charge for impairment of goodwill of $72.2 million, an impairment of deferred tax asset of $36.5 million, an impairment of real estate related assets of $4.6 million for the nine-month period ended December 31, 2008, and an increase in nonaccrual loans which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be negatively impacted by the level of nonperforming assets and the Corporation expects additional losses for the remainder of the fiscal year. Further, the Corporation’s liquidity position is uncertain due to the amended Credit Agreement which requires a significant paydown of $56 million on or before March 2, 2009 and is described further in Note 16. Non-performing loans totaled $120.4 million and $101.2 million at December 31, 2008 and March 31, 2008, respectively. Total impaired loans were $364.7 million and $104.1 million at December 31, 2008 and March 31, 2008, respectively. While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term.
Management of the Corporation has taken certain steps in an effort to eliminate or limit any material adverse consequence, including the issuance of preferred stock and a warrant to purchase common stock to the U.S. Treasury as part of the Capital Purchase Program (CPP) of the Troubled Asset Relief Program (TARP). The Corporation received $110 million from the TARP on January 30, 2009. These funds would have made our December 31, 2008 tier 1 capital ratio 7.46%, our risk-based capital ratio 11.15% and our tangible capital ratio 7.46%. Other steps taken include eliminating the quarterly dividend on common stock, negotiating for extension of the March 2, 2009 payment under the Credit Agreement, continuing to seek additional capital and considering all strategic alternatives available to the Corporation and the Bank.
Note 4 — Business Combination
On January 2, 2008, the Corporation acquired 100% of the outstanding common stock of S&C Bank (“S&C”), headquartered in New Richmond, Wisconsin for $106.0 million in cash. The transaction generated approximately $52.2 million in goodwill and $5.5 million in intangible assets subject to amortization. At the date of acquisition, S&C became a wholly-owned subsidiary of the Corporation and on February 8, 2008, S&C was merged into the Corporation. On February 15, 2008, the Corporation sold three branches of S&C that were located in Minnesota.
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

	Three Months	Nine Months
	Ended December 31,	Ended December 31,
	2007	2007
Net interest income after provision for loan losses	$27,705	$94,588
Non-interest income	13,032	41,074
Non-interest expense	28,017	87,802
Minority interest in loss of real estate partnership operations	(81)	(359)

Income before taxes	12,801	48,219
Income taxes	4,935	18,838

Net income	$7,866	$29,381

Per common share information
Earnings	0.38	1.40
Diluted earnings	0.38	1.39

Average common shares issued and outstanding	20,823,434	20,941,736
Average diluted common shares outstanding	20,931,474	21,083,260
Note 5 — Stock-Based Compensation
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
At December 31, 2008, an aggregate of 866,571 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Nine Months Ended December 31, 2008
		Weighted
		Average
	Options	Price
Outstanding at beginning of period	752,397	$20.43
Granted	—	—
Exercised	(96,870)	15.34
Forfeited	(139,357)	19.65

Outstanding at end of period	516,170	$21.60

Options exercisable at December 31, 2008	516,170	$21.60

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at December 31, 2008:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 - $22.07	281,830	2.77	$18.12	281,830	$18.12
$23.77 - $28.50	201,340	4.75	24.78	201,340	24.78
$31.95 - $31.95	33,000	6.57	31.95	33,000	31.95

	516,170	3.78	21.60	516,170	21.60

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was zero.
A summary of restricted stock grants is provided in the following table:

	Nine Months Ended December 31, 2008
		Weighted
		Average
	Options	Price

Balance at beginning of period	78,800	$26.32
Restricted stock granted	22,500	7.32
Restricted stock vested	(12,900)	29.14
Restricted stock forfeited	(6,400)	15.57

Balance at end of period	82,000	$21.50

The restricted stock granted during the period has a vesting period ranging from 12 to 36 months based on employment at the time of vesting.

Note 6 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	December 31,	March 31,
	2008	2008

First mortgage loans:
Single-family residential	$853,080	$893,001
Multi-family residential	671,025	694,423
Commercial real estate	1,008,264	1,088,004
Construction	303,957	402,395
Land	276,195	306,363

	3,112,521	3,384,186
Second mortgage loans	403,188	356,009
Education loans	333,640	275,850
Commercial business loans and leases	243,494	277,312
Credit card and other consumer loans	59,276	95,149

	4,152,119	4,388,506
Contras to loans:
Undisbursed loan proceeds	(76,336)	(141,219)
Allowance for loan losses	(122,571)	(38,285)
Unearned loan fees	(5,003)	(6,075)
Net discount on loans purchased	(10)	(11)
Unearned interest	(133)	(83)

	(204,053)	(185,673)

	$3,948,065	$4,202,833

* Undisbursed loan proceeds are funds to be disbursed upon an authorized draw request.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$64,614	$22,002	$38,285	$20,517
Provision	92,970	7,792	149,334	12,158
Charge-offs	(35,228)	(1,080)	(66,210)	(4,196)
Recoveries	215	47	1,162	282

Allowance at end of period	$122,571	$28,761	$122,571	$28,761

As of December 31, 2008, the Corporation had loans totaling $155.6 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which includes various assumptions, proves to be overstated and/or declines over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of December 31, 2008, $31.2 million of our impaired loans remain on interest reserve.
At December 31, 2008, the Corporation has identified $364.7 million of loans as impaired. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At December 31,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
Impaired loans with valuation reserve required	$177,365	$52,866	$2,130	$6,381

Impaired loans without a specific reserve	187,304	51,192	45,718	9,107

Total impaired loans	364,669	104,058	47,848	15,488

Less:
Specific valuation allowance	(54,019)	(17,639)	(517)	(3,111)

	$310,650	$86,419	$47,331	$12,377

Average impaired loans	$165,236	$67,138	$26,458	$14,749

Interest income recognized on impaired loans	$12,001	$107	$44	$208

Interest income recognized on a cash basis on impaired loans	$9,940	$107	$44	$208

Loans on nonaccrual status	$120,356	$101,241	$47,040	$13,529

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$15,836	$400	$400	$400
The Corporation is currently committed to lend approximately $24.6 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $24.6 million in committed funds on impaired loans, $1.9 million is applicable to nonaccrual loans. The Corporation will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans.
Approximately 18.3% of the impaired loans as of December 31, 2008 relates to residential construction and residential land loans. As of December 31, 2008, $187.3 million of impaired loans does not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $187.3 million of impaired loans without a specific valuation allowance as of December 31, 2008 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.
The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout calendar year 2008, as reflected in recently received appraisals. Currently, $16.0 million or approximately 4.4% of impaired loans have recent appraisals (i.e. within one year). If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses significantly.
Note 7 — Goodwill and Other Intangible Assets
The Corporation accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. All of the Corporation’s goodwill was assigned to the community banking segment, which is also the reporting unit. The Corporation tested its goodwill for impairment on its annual impairment testing date of December 31, 2008.
The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Corporation’s market capitalization was approximately $59.5 million at December 31, 2008. The Corporation concluded that since the community banking segment represents nearly all of the market value of the company, and since the carrying amount of the Corporation ($146.7 million) exceeded its market capitalization by a significant amount at December 31, 2008, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss. The Corporation ultimately concluded that the loss was equal to $72.2 million, the entire balance of the recorded goodwill.
The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately nine years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $4.9 million and $5.4 million at December 31, 2008 and March 31, 2008, respectively.
The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of December 31, 2008 and March 31, 2008.

	December 31,	March 31,
	2008	2008
	(In Thousands)
Balance at beginning of period	$5,359	$—
Other intangibles from business combination	—	5,517
Amortization expense	(475)	(158)

Balance at end of period	$4,884	$5,359

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(633)	(158)

Net book value	$4,884	$5,359

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
Prepayment speeds may be affected by economic factors such as home price appreciation or depreciation, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of MSRs. Annually, external data is obtained to test the values and assumptions that are used in the initial valuations for the discounted cash flow model.
The Corporation has chosen to use the amortization method to measure each class of separately recognized servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of income. A change in the valuation allowance is included as mortgage servicing rights impairment in the Corporation’s consolidated statements of income. The increase in the allowance for the quarter ended December 31, 2009 was $2.5 million. The Bank has stratified its residential mortgage servicing portfolio into eight tranches. Six of these are categorized based on interest rate ranges, with the other two related to purchased residential loans and adjustable rate loans. Thus, interest rate and financial asset type are the two characteristics that have been used to stratify the servicing assets. The other mortgage servicing portfolio has only one tranche due to materiality and has no impairment. Per the impairment test results, three of the eight residential mortgage tranches generate the entire $2.5 million impairment. The other six tranches of residential mortgages and the one tranche of other mortgages all have a market value that is in excess of book value. Ancillary income is recorded in other non-interest income.
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Acquired servicing rights of S & C Bank at market value	1,632	—
Additions	5,822	629
Amortization	(1,985)	(333)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	11,698	1,478
Valuation allowance	—	—

Net mortgage servicing rights as of March 31, 2008	$11,698	$1,478

Fair market value at the end of the period	$13,764	$2,040
Key assumptions:
Weighted average discount	11.04%	20.12%
Weighted average prepayment speed assumption	16.82%	13.15%

Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	3,519	120
Amortization	(1,895)	(250)

Mortgage servicing rights before valuation allowance at end of period	13,322	1,348
Valuation allowance	(2,535)	—

Net mortgage servicing rights as of December 31, 2008	$10,787	$1,348

Fair market value at the end of the period	$11,402	$1,827
Key assumptions:
Weighted average discount	11.51%	21.12%
Weighted average prepayment speed assumption	25.81%	25.47%
The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of December 31, 2008. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
	(In Thousands)
Quarter ended December 31, 2008 (actual)	$688	$78	$158	$924

Estimate for the year ended March 31,
2009	$2,526	$333	$634	$3,493
2010	2,526	333	634	3,493
2011	2,526	333	634	3,493
2012	2,526	333	634	3,493
Thereafter	683	16	2,348	3,047

	$10,787	$1,348	$4,884	$17,019

Note 8 — Federal Home Loan Bank Stock
The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC Form 10-Q on November 12, 2008 announcing its financial results for the third quarter ended September 30, 2008. The FHLB Chicago reported a net income for the third quarter 2008 of $33 million, a net loss for the first nine months of 2008 of $119 million and retained earnings of $540 million at September 30, 2008. The FHLB Chicago has indicated their outlook for a loss for the full year and did not pay dividends in 2008. The losses relate to certain securities in the Chicago FHLB’s private-issue mortgage-backed securities (MBS) portfolio that have been downgraded due to credit deterioration of the underlying mortgages collateralizing the individual deals or because of rating actions on the financial guarantors. The FHLB Chicago is also under a cease and desist order that precludes any capital stock repurchases or redemptions without the approval of the OS Director. The Corporation does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term as a result of the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Note 9 — Recent Accounting Pronouncements
On December 4, 2007, the FASB issued FASB Statement 141R, Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:
•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;

•	acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	the acquirer shall not recognize a separate valuation allowance as of the acquisition date for assets acquired in a business that are measured at their acquisition-date fair value;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
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
In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of any acquisitions the Corporation completes on or after April 1, 2009.
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of the fiscal year ended March 31, 2010. The Corporation has some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, the Corporation would be required to include these instruments in the calculation of earnings per share (EPS), and it will need to calculate EPS using the “two-class method.” The Corporation is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.
In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our fiscal year ending March 31, 2010. We do not expect the adoption of EITF 07-5 will have a material impact on results of operations, financial position, or cash flows.
Note 10 — Stockholders’ Equity
During the three months ended December 31, 2008, no options for shares of common stock were exercised. During the nine months ended December 31, 2008, options for 96,870 shares of common stock were exercised at a weighted average price of $15.34 per share for a total of $1.5 million. Treasury shares were issued in exchange for the options using the last-in-first-out method. The cost of the treasury shares issued in excess of the option price paid of $1.1 million was charged to retained earnings. During the quarter ended December 31, 2008, the Corporation issued 42,438 shares of treasury stock to the Corporation’s retirement and benefit plans. The weighted-average cost of these shares was $2.95 per share or $125,000 in the aggregate. The $1.0 million excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended December 31, 2008, the Corporation did not acquire any shares of its common stock as a result of purchases in the open market. See Part II, Item 2. On November 14, 2008, the Corporation paid a cash dividend of $0.01 per share, amounting to $210,000, in the aggregate.

As of December 31, 2008, the Bank’s tier 1 capital ratio was 5.14%, the risk-based capital ratio was 8.08% and the tangible capital ratio was 5.14%. Thus, the Bank was not well capitalized under OTS standards at December 31, 2008. Under the OTS standards, the Bank is considered adequately capitalized. On January 30, 2009, the Corporation received $110.0 million as part of the Treasury’s Capital Purchase Program. The capital ratios including the $110.0 million would be as follows: tier 1 capital of 7.46%, risk-based ratio of 11.15% and tangible capital ratio of 7.46%. Accordingly, at January 30, 2009, the Bank was well capitalized.
Unrealized gains or losses on the Corporation’s available-for-sale securities are included in other comprehensive income. During the quarters ended December 31, 2008 and 2007, total comprehensive income (loss) amounted to $(171.1) million and $7.0 million, respectively. For the nine months ended December 31, 2008 and 2007, comprehensive income (loss) was $(194.5) million and $26.4 million, respectively. The Corporation performed impairment testing under FAS 115 on all securities with unrealized losses as of December 31, 2008 and found no other-than-temporary impairment. The following is a summary of the Corporation’s available-for-sale securities with unrealized losses as of December 31, 2008:

			Below			Total
Description of			Investment	Not	Total Fair	Amortized	Unrealized
Securities	AAA	AA	Grade	Rated	Value	Cost	Loss
	(Dollars in Thousands)
Investment Securities
Government sponsored agencies	$19,968	$—	$—	$—	$19,968	$20,000	$(32)
Municipal bonds	913	260	812	328	2,313	2,360	(47)

Total Invesment Securities	$20,881	$260	$812	$328	$22,281	$22,360	$(79)

Mortgage-Related Securities
CMO’s and REMICS	$73,597	$—	$7,064	$1,535	$82,196	$98,642	$(16,446)
Mortgage-backed securities	—	—	—	47,238	47,238	48,467	(1,229)
GNMA securities	—	—	—	809	809	815	(6)

Total Mortgage-Related Securities	$73,597	$—	$7,064	$49,582	$130,243	$147,924	$(17,681)

Total Fair Value of Available-for- Sale Securities with Unrealized Losses	$94,478	$260	$7,876	$49,910	$152,524	$170,284	$(17,760)

Although the majority of the Corporation’s CMO’s and REMICS continue to be AAA rated, the secondary market for these securities has further deteriorated in the current quarter due to weakness in the U.S. housing market. All mortgage-backed securities are U.S. Government guaranteed adjustable-rate mortgage pools. These are not rated by the major rating agencies.
Note 11 — Earnings Per Share
Basic earnings per share for the three and nine months ended December 31, 2008 and 2007 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2008	2007

Numerator:
Net income	$(167,257,822)	$6,329,095

Numerator for basic and diluted earnings per share—income available to common stockholders	$(167,257,822)	$6,329,095

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,999,625	20,823,434
Effect of dilutive securities:
Employee stock options	—	108,040
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,999,625	20,931,474

Basic earnings per share	$(7.96)	$0.30

Diluted earnings per share	$(7.96)	$0.30

	Nine Months Ended December 31,
	2008	2007

Numerator:
Net income	$(185,044,692)	$25,488,856

Numerator for basic and diluted earnings per share—income available to common stockholders	$(185,044,692)	$25,488,856

Denominator:
Denominator for basic earnings per share—weighted-average shares	20,971,141	20,941,736
Effect of dilutive securities:
Employee stock options	—	141,524
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,971,141	21,083,260

Basic earnings per share	$(8.82)	$1.22

Diluted earnings per share	$(8.82)	$1.21

At December 31, 2008, approximately 537,000 stock options and restricted stock grants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Note 12 – Segment Information
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
Net loss from the real estate investment segment increased $3.2 million to a net loss of $3.4 million and increased $3.4 million to a net loss of $4.6 million for the three and nine months ended December 31, 2008, respectively, as compared to a net loss of $185,000 and $1.2 million for the same respective periods in 2007. The increased loss for the three-month period was due to a $4.3 million increase in other expense from real estate operations, which was largely due to a $4.6 million impairment charge on land, furniture and equipment at one of the real estate subsidiaries. In addition, other revenue from real estate operations decreased $1.0 million, real estate investment partnership cost of sales increased $259,000 and minority interest in income of real estate partnerships increased $231,000, which were offset in part by an increase in partnership sales of $824,000 as well as an increase in the income tax benefit of $1.7 million for the three months ended December 31, 2008 as compared to the same period in the prior year. For the nine-month period, there was a decrease of $6.3 million in partnership sales, an increase of $4.3 million in other expenses from real estate operations due to a $4.6 million impairment charge, a decrease of $753,000 in other revenue from real estate operations as well as a $457,000 increase in minority interest in income of real estate partnerships, which were offset in part by a $6.8 million decrease in real estate investment cost of sales as well as a $1.4 million increase in income tax benefit for the nine months ending December 31, 2008. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management continues to evaluate options to mitigate the holding costs of the housing units and individual lots.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three and nine months ended December 31, 2008 and 2007, respectively.

	Three Months Ended December 31, 2008
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$24	$64,947	$(298)	$64,673
Interest expense	286	31,978	(298)	31,966

Net interest income (loss)	(262)	32,969	—	32,707
Provision for loan losses	—	92,970	—	92,970

Net interest income (loss) after provision for loan losses	(262)	(60,001)	—	(60,263)
Real estate investment partnership revenue	1,836	—	—	1,836
Other revenue from real estate operations	1,707	—	—	1,707
Other income	—	6,000	(30)	5,970
Real estate investment partnership cost of sales	(1,191)	—	—	(1,191)
Other expense from real estate partnership operations	(7,200)	—	30	(7,170)
Minority interest in income of real estate partnerships	(150)	—	—	(150)
Other expense	—	(109,896)	—	(109,896)

Loss before income taxes	(5,260)	(163,897)	—	(169,157)
Income tax benefit	(1,868)	(31)	—	(1,899)

Net loss	$(3,392)	$(163,866)	$—	$(167,258)

Total assets at end of period	$67,939	$4,730,908	$—	$4,798,847
Goodwill	$—	$—	$—	$—

	Three Months Ended December 31, 2007
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$120	$74,442	$(525)	$74,037
Interest expense	493	42,731	(525)	42,699

Net interest income (loss)	(373)	31,711	—	31,338
Provision for loan losses	—	7,792	—	7,792

Net interest income (loss) after provision for loan losses	(373)	23,919	—	23,546
Real estate investment partnership revenue	1,012	—	—	1,012
Other revenue from real estate operations	2,750	—	—	2,750
Other income	—	8,178	(30)	8,148
Real estate investment partnership cost of sales	(932)	—	—	(932)
Other expense from real estate partnership operations	(2,924)	—	30	(2,894)
Minority interest in loss of real estate partnerships	81	—	—	81
Other expense	—	(21,286)	—	(21,286)

Income (loss) before income taxes	(386)	10,811	—	10,425
Income tax expense (benefit)	(201)	4,297	—	4,096

Net income (loss)	$(185)	$6,514	$—	$6,329

Total assets at end of period	$73,363	$4,652,410	$—	$4,725,773
Goodwill	$—	$19,956	$—	$19,956

	Nine Months Ended December 31, 2008
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$85	$200,034	$(950)	$199,169
Interest expense	889	103,148	(950)	103,087

Net interest income (loss)	(804)	96,886	—	96,082
Provision for loan losses	—	149,334	—	149,334

Net interest income (loss) after provision for loan losses	(804)	(52,448)	—	(53,252)
Real estate investment partnership revenue	1,836	—	—	1,836
Other revenue from real estate operations	4,212	—	—	4,212
Other income	—	23,610	(89)	23,521
Real estate investment partnership cost of sales	(1,191)	—	—	(1,191)
Other expense from real estate partnership operations	(11,174)	—	89	(11,085)
Minority interest in income of real estate partnerships	(98)	—	—	(98)
Other expense	—	(162,939)	—	(162,939)

Loss before income taxes	(7,219)	(191,777)	—	(198,996)
Income tax benefit	(2,607)	(11,344)	—	(13,951)

Net loss	$(4,612)	$(180,433)	$—	$(185,045)

Total assets at end of period	$67,939	$4,730,908	$—	$4,798,847
Goodwill	$—	$—	$—	$—

	Nine Months Ended December 31, 2007
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$310	$222,635	$(1,538)	$221,407
Interest expense	1,406	127,600	(1,538)	127,468

Net interest income (loss)	(1,096)	95,035	—	93,939
Provision for loan losses	—	12,158	—	12,158

Net interest income (loss) after provision for loan losses	(1,096)	82,877	—	81,781
Real estate investment partnership revenue	8,166	—	—	8,166
Other revenue from real estate operations	4,965	—	—	4,965
Other income	—	24,446	(89)	24,357
Real estate investment partnership cost of sales	(7,941)	—	—	(7,941)
Other expense from real estate partnership operations	(6,865)	—	89	(6,776)
Minority interest in loss of real estate partnerships	359	—	—	359
Other expense	—	(62,610)	—	(62,610)

Income (loss) before income taxes	(2,412)	44,713	—	42,301
Income tax expense (benefit)	(1,195)	18,007	—	16,812

Net income (loss)	$(1,217)	$26,706	$—	$25,489

Total assets at end of period	$73,363	$4,652,410	$—	$4,725,773
Goodwill	$—	$19,956	$—	$19,956

Note 13 – Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31,	March 31,
	2008	2008
Commitments to extend credit:	$72,500	$119,224
Unused lines of credit:
Home equity	143,621	136,458
Credit cards	36,956	40,368
Commercial	107,738	128,505
Letters of credit	24,428	47,218
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	23,527	23,698
Real estate investment segment borrowing guarantees unfunded	2,137	3,277
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
The Corporation intends to fund commitments through current liquidity.
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

Note 14 – Fair Value of Financial Instruments
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
As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, the Corporation utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Corporation uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
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
Fair Value on a Recurring Basis
The table below presents the balance of securities available-for-sale at December 31, 2008, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$75,657	$725	$74,932	$—
Mortgage-related securities available for sale	280,014	—	—	280,014

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
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

Mortgage-Related
Securities
Available for Sale
Balance at beginning of quarter	$273,766

Total gains (losses) (realized/unrealized)
Included in earnings	219
Included in other comprehensive income	(8,955)
Purchases	27,409
Principal repayments	(12,425)
Transfers in and/or out of level 3	—

Balance at end of quarter	$280,014

The purchases of securities classified as level 3 during the quarter ended December 31, 2008 included CMO’s and U.S. agency REMICS.
A pricing service was used to value our investment securities and mortgage-related securities as of December 31, 2008. Mortgage-related securities were transferred to a level 3 during the quarter ended September 30, 2008 due to the fact that they were in an illiquid (i.e. inactive) market. In order to validate the fair value estimates obtained from the pricing service, the Corporation obtained independent estimates of fair value for a sample of mortgage-related securities as of December 31, 2008. These estimates were determined using a discounted cash flow model. The significant inputs to the model include the estimated cash flows, prepayment speeds, default rates, loss severity and the discount rate.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of December 31, 2008 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans with specific valuation allowance under SFAS 114	$145,517	$—	$—	$145,517
Loans held for sale	245	—	245	—
Goodwill	—	—	—	—
The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. As discussed in Note 6, only approximately 4.4% of impaired loans are based on appraisals received within one year. As a result, the Corporation has applied significant discounts to aged appraisals due to declines in current valuations for real estate collateral. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $177.4 million during the quarter ended December 31, 2008. The collateral underlying these loans had a fair value of $145.5 million, less estimated costs to sell of $22.2 million, resulting in a specific reserve in the allowance for loan losses of $54.0 million.
Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
In accordance with the provisions of Statement 142, goodwill with a carrying value of $72.2 million was written down to its implied fair value of zero, resulting in an impairment charge of $72.2 million, which was included in earnings for the quarter and nine months ended December 31, 2008.
Note 15 – Income Taxes
We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At December 31, 2008, we determined that a valuation allowance relating to a portion of our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by a loss in the most recent nine month period caused by the significant loan loss provisions recorded during 2008 associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $36.5 million was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2005-2007 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2004-2007 remain open to examination by certain other state jurisdictions.
Income tax expense decreased $6.0 million or 146.4% and $30.8 million or 183.0%, during the three and nine months ended December 31, 2008, respectively, as compared to the same respective periods in 2007. This decrease was due to a decrease in income before income taxes and the $36.5 million charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 1.1% and 7.0% for the three and nine month periods ended December 31, 2008, respectively, as compared to 39.3% and 39.7% for the same periods last year. The change in the effective tax rate is mainly due to the $36.5 million valuation allowance charge and the non-deductible goodwill impairment charge during the three month period ended December 31, 2008.
The Corporation adopted the provisions of FASB Interpretations No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
Note 16 – Credit Agreement
Effective December 30, 2008 we entered into Amendment No. 2, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Credit Agreement’s total revolving loan commitment of $120.0 million be reduced to $116.3 million on December 22, 2008, which was the balance at December 31, 2008.
The Amendment also provides that the loan commitment be further reduced to $60.0 million on the earlier to occur of the date that the Corporation receives net proceeds of a financing transaction from the sale of equity securities or March 2, 2009. The loan commitment will be reduced further to $56.0 million by June 30, 2009 and $54.0 million by September 30, 2009. These borrowings are shown in the Company’s financial statements as “short-term borrowings.” For additional information about the Credit Agreement, see Part II, Item 1A – Risk Factors – Risks Related to Our Credit Agreement.
As of December 31, 2008, the Corporation was not in compliance with the loan covenant that requires them to at all times maintain all capital ratios required for the subsidiary Bank to be considered “well capitalized” under the applicable regulations and guidelines issued by the Office of Thrift Supervision and all other regulatory agencies.  The Corporation returned to compliance with this loan covenant on January 29, 2009 when they received proceeds from the issuance of preferred stock.

Note 17 – Subsequent Events
On January 29, 2009, the Corporation decided to suspend regular quarterly cash dividends on its common stock in order to preserve strong capital and liquidity positions.
On January 30, 2009, the Corporation issued 110,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series B to the U.S. Department of the Treasury in return for $110.0 million in cash as part of the CPP. The Corporation also issued a warrant to the Treasury to purchase up to 7,399,103 shares of its common stock at an exercise price of $2.23 per share.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three and nine months ended December 31, 2008, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the third quarter ended December 31, 2008 include:
•	Diluted earnings per share decreased to $(7.96) for the quarter ended December, 2008 compared to $0.30 per share for the quarter ended December 31, 2007, primarily due to a $85.2 million increase in the provision for loan losses as well as a $72.2 million non-cash expense for the impairment of goodwill ;

•	The interest rate spread increased to 2.88% for the quarter ended December 31, 2008 compared to 2.67% for the quarter ended December 31, 2007;

•	Loans receivable decreased $232.3 million, or 5.51%, since March 31, 2008;

•	Deposits declined $126.5 million, or 3.57%, since March 31, 2008;

•	Book value per share was $6.80 at December 31, 2008 compared to $16.17 at March 31, 2008 and $15.98 at December 31, 2007;

•	Total non-performing assets (nonaccrual loans, loans past due more than ninety days and other real estate) increased $56.9 million, or 52.0%, to $166.4 million at December 31, 2008 from $109.5 million at March 31, 2008, and total non-accrual loans increased $19.1 million, or 18.9% to $120.4 million at December 31, 2008 from $101.2 million at March 31, 2008; and

•	Real estate investment partnership revenue increased $824,000 from $1.0 million for the three months ended December 31, 2007 to $1.8 million for the three months ended December 31, 2008. Real estate investment partnership cost of sales increased $259,000 from $932,000 to $1.2 million during the same respective periods. Net loss from the real estate investment segment increased from $185,000 to $3.4 million for the three months ended December 31, 2007 and 2008, respectively mainly due to the impairment of property at one of the real estate investment subsidiaries. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	12/31/2008	9/30/2008	6/30/2008	3/31/2008

Operations Data:
Net interest income	$32,707	$29,954	$33,421	$35,066
Provision for loan losses	92,970	46,964	9,400	10,393
Net gain (loss) on sale of loans	(228)	808	2,243	2,984
Real estate investment partnership revenue	1,836	—	—	457
Other non-interest income	7,905	7,439	9,566	10,121
Real estate investment partnership cost of sales	1,191	—	—	548
Other non-interest expense	117,066	30,167	26,791	29,249
Minority interest in income (loss) of real estate partnership operations	150	(13)	(39)	(43)
Income (loss) before income taxes	(169,157)	(38,917)	9,078	8,481
Income taxes	(1,899)	(15,618)	3,566	2,838
Net income (loss)	(167,258)	(23,299)	5,512	5,643

Selected Financial Ratios (1):
Yield on earning assets	5.69%	5.59%	6.05%	6.10%
Cost of funds	2.81	3.00	3.22	3.31
Interest rate spread	2.88	2.59	2.83	2.79
Net interest margin	2.88	2.62	2.87	2.84
Return on average assets	(13.72)	(1.89)	0.44	0.43
Return on average equity	(242.66)	(27.69)	6.37	6.56
Average equity to average assets	5.66	6.84	6.93	6.55
Non-interest expense to average assets	9.70	2.45	2.15	2.27

Per Share:
Basic earnings per share	$(7.96)	$(1.11)	$0.26	$0.27
Diluted earnings per share	(7.96)	(1.11)	0.26	0.27
Dividends per share	0.01	0.10	0.18	0.18
Book value per share	6.80	14.76	16.00	16.17

Financial Condition:
Total assets	$4,798,847	$4,928,074	$4,949,335	$5,149,557
Loans receivable, net
Held for sale	32,139	4,099	6,619	9,669
Held for investment	3,948,065	4,069,369	4,129,075	4,202,833
Deposits	3,413,449	3,349,335	3,406,975	3,539,994
Borrowings	1,152,112	1,210,562	1,147,329	1,206,761
Stockholders’ equity	146,662	317,501	343,599	345,116
Allowance for loan losses	122,571	64,614	40,265	38,285
Non-performing assets(2)	166,382	169,062	144,137	109,488

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans on non-accrual status, loans past due more than ninety days and still accruing and other real estate owned.

	Three Months Ended
(Dollars in thousands - except per share amounts)	12/31/2007	9/30/2007	6/30/2007	3/31/2007

Operations Data:
Net interest income	$31,338	$31,584	$31,017	$29,834
Provision for loan losses	7,792	2,095	2,271	4,050
Net gain on sale of loans	1,468	814	1,587	465
Real estate investment partnership revenue	1,012	2,428	4,726	2,851
Other non-interest income	9,430	7,696	8,327	8,205
Real estate investment partnership cost of sales	932	2,669	4,340	3,153
Other non-interest expense	24,180	22,659	22,547	21,410
Minority interest in loss of real estate partnership operations	(81)	(203)	(75)	(573)
Income before income taxes	10,425	15,302	16,574	13,315
Income taxes	4,096	6,028	6,688	5,086
Net income	6,329	9,274	9,886	8,229

Selected Financial Ratios (1):
Yield on earning assets	6.68%	6.90%	6.80%	6.73%
Cost of funds	4.01	4.13	4.05	4.08
Interest rate spread	2.67	2.77	2.75	2.65
Net interest margin	2.83	2.92	2.90	2.81
Return on average assets	0.54	0.82	0.88	0.74
Return on average equity	7.44	11.07	11.77	9.72
Average equity to average assets	7.31	7.37	7.49	7.61
Non-interest expense to average assets	2.16	2.23	2.40	2.21

Per Share:
Basic earnings per share	$0.30	$0.44	$0.47	$0.39
Diluted earnings per share	0.30	0.44	0.46	0.38
Dividends per share	0.18	0.18	0.17	0.17
Book value per share	15.98	15.88	15.54	15.55

Financial Condition:
Total assets	$4,725,773	$4,611,526	$4,532,758	$4,539,685
Loans receivable, net
Held for sale	6,170	5,403	9,062	4,474
Held for investment	3,941,891	3,944,980	3,890,053	3,874,049
Deposits	3,145,551	3,178,588	3,248,964	3,248,246
Borrowings	1,150,914	1,039,540	891,016	900,477
Stockholders’ equity	341,084	338,907	331,593	336,866
Allowance for loan losses	28,761	22,002	22,220	20,517
Non-performing assets(2)	87,002	63,078	53,180	54,452

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans on non-accrual status, loans past due more than ninety days and still accruing and other real estate owned.

Significant Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired, and the impairment is deemed other-than-temporary, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income and the security is assigned a new cost basis. Management has applied EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” based on the security attributes at the purchase date and then does not further evaluate. All securities were of high credit quality (i.e. rated AA or above) at the purchase date and therefore, do not fall within the scope of EITF 99-20.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management determines fair value based on quoted market prices, identical assets in active markets or by other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate probable delinquency on a quarterly basis.

Our primary lending emphasis is commercial real estate loans, construction loans and land acquisition and development loans for both residential and commercial projects. We also have a concentration of loans secured by real property located in Wisconsin. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. During the quarter ended December 31, 2008, we decided to make further increases to the environmental loss factors due to the weaknesses in the real estate markets in which we operate, declines in appraisal valuations, increases in nonperforming loans, increases in potential problem loans, and the general weakening of the local economies in the markets in which we operate. In the event that our residential construction and land portfolio continues to experience deterioration in estimated collateral values, we may have to further adjust and discount the appraised values for the collateral underlying the loans in that portfolio, which could result in significant increases to our provision for loan losses.

We consider the ratio of the allowance for loan losses to total loans at December 31, 2008 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

•	Valuation of mortgage servicing rights. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan’s book basis is allocated to mortgage servicing rights when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market participant assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of cost or market value.

•	The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

•	Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The Corporation annually reviews the goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. If the fair value of our reporting unit with goodwill exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit with goodwill is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

During the quarter ended December 30, 2008, our stock price continued to deteriorate. In addition, there was continued deterioration in our credit quality. These market conditions and related credit concerns caused valuations for financial institutions to decrease significantly during the three months ended December 31, 2008. The market price of the Corporation’s stock declined from $7.34 on September 30, 2008 to $2.76 at December 31, 2008.

As a result of the above conditions, the Corporation completed its annual impairment valuation test of its $72.2 million goodwill asset during the three months ended December 31, 2008. As a result of this impairment test, the Corporation recorded a full impairment charge to the goodwill asset of $72.2 million. The goodwill impairment charge had no impact on the Corporation’s tangible capital levels, tangible book value per share, regulatory capital ratios or liquidity.

RESULTS OF OPERATIONS
General. Net income for the three and nine months ended December 31, 2008 decreased $173.6 million or 2,742.7% to a net loss of $167.3 million from net income of $6.3 million and decreased $210.5 million or 826.0% to a net loss of $185.0 million from net income of $25.5 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in non-interest expense of $93.1 million which includes goodwill impairment of $72.2 million, an increase in provision for loan losses of $85.2 million and a decrease in non-interest income of $2.4 million, which were partially offset by a decrease in income tax expense of $6.0 million. The decrease in net income for the nine-month period compared to the same period last year was largely due to an increase in non-interest expense of $98.6 million which includes goodwill impairment of $72.2 million and an impairment on property of $4.6 million at a real estate investment subsidiary, an increase in the provision for loan losses of $137.2 million and a decrease in non-interest income of $7.2 million (including a loss on the sale of corporate securities of $1.4 million), which were partially offset by a decrease in income tax expense of $30.8 million. An allowance of $36.5 million was placed on the deferred tax asset during the quarter ended December 31, 2008. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary.
Net Interest Income. Net interest income increased $1.4 million or 4.4% for the three months ended December 31, 2008 and increased $2.1 million or 2.3% for the nine months ended December 31, 2008, respectively, as compared to the same respective periods in the prior year. Interest income decreased $9.4 million or 12.6% for the three months ended December 31, 2008 as compared to the same period in the prior year. Interest expense decreased $10.7 million or 25.1% for the three months ended December 31, 2008 as compared to the same period in the prior year. The net interest margin increased to 2.88% for the three-month period ended December 31, 2008 from 2.83% for the three-month period ended December 31, 2007 and decreased to 2.79% for the nine-month period ended December 31, 2008 from 2.88% for the same period in the prior year. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 6.68% to 5.69% during the three months ended December 31, 2007 and 2008, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of interest income on nonaccrual loans. The interest rate spread increased to 2.88% from 2.67% for the three-month period and increased to 2.77% from 2.73% for the nine-month period ended December 31, 2008 as compared to the same respective periods in the prior year.
Interest income on loans decreased $8.7 million or 12.6% and $21.3 million or 10.3%, for the three and nine months ended December 31, 2008, as compared to the same respective periods in the prior year. These decreases were primarily attributable to a decrease of 106 basis points in the average yield on loans to 5.90% from 6.96% for the three-month period and a decrease of 104 basis points to 5.99% from 7.03% for the nine-month period. The decrease in the yield on loans was due to the reversal of interest income on nonaccrual loans as well as a modest decline in rates on loans. These decreases were offset by an increase in the average balance of loans, which increased $119.2 million in the three months and increased $207.2 million in the nine months ended December 31, 2008, respectively, as compared to the same periods in the prior year.
Interest income on mortgage-related securities increased $600,000 or 19.1% and increased $1.9 million or 20.9% for the three- and nine-month periods ended December 31, 2008, as compared to the same respective periods in the prior year, primarily due to an increase of 38 basis points in the average yield on mortgage-related securities to 5.48% from 5.10% for the three-month period and an increase of 41 basis points to 5.42% from 5.01% for the nine-month period. The increase in yield on mortgage-related securities is due to the purchase of securities (all of which were rated AAA) at a significant discount. There also was an increase of $26.6 million in the three-month average balance and an increase of $29.0 million in the nine-month average balance of mortgage-related securities. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $242,000 or 22.8% and $1.2 million or 33.7%, respectively, for the three- and nine-month periods ended December 31, 2008 as compared to the same respective periods in the prior year. These decreases for the three- and nine-month periods were due to decreases in average balances. In addition, the average yield for the nine-month period decreased while the average yield for the three-month period increased slightly. Interest income on interest-bearing deposits decreased $1.0 million and $1.7 million, respectively, for the three and nine months ended December 31, 2008 as compared to the same respective periods in 2007, primarily due to decreases in the average yields for the three- and nine-month periods.

Interest expense on deposits decreased $9.4 million or 30.4% and $21.6 million or 23.0% for the three and nine months ended December 31, 2008, respectively, as compared to the same respective periods in 2007. These decreases were primarily attributable to a decrease of 130 basis points in the weighted average cost of deposits to 2.56% from 3.86% and a decrease of 106 basis points in the weighted average cost of deposits to 2.83% from 3.89% for the three and nine months ended December 31, 2008, respectively, as compared to the same respective periods in the prior year, partially offset by an increase in the average balance of deposits of $163.8 million and $185.0 million for the respective three- and nine-month periods. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on notes payable and other borrowings decreased $1.3 million or 11.1% and $2.8 million or 8.4% during the three and nine months ended December 31, 2008, as compared to the same respective periods in the prior year due to the fact that the Federal Reserve rates have been lowered. For the three- and nine-month periods ended December 31, 2008, the average balance of notes payable increased $118.8 million and $197.0 million, respectively, as compared to the same respective period in 2007. The weighted average cost of notes payable and other borrowings decreased 90 basis points to 3.57% from 4.47% for the three-month period and decreased 111 basis points to 3.54% from 4.65% for the nine-month period ended December 31, 2008, respectively, as compared to the same respective period last year.
Provision for Loan Losses. Provision for loan losses increased $85.2 million or 1,093.1% for the three-month period and increased $137.2 million or 1,128.3% for the nine-month period ended December 31, 2008, as compared to the same respective periods last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to recent increased charge-offs, increases in delinquent loans, non-accrual loans (as discussed under “Asset Quality” below), impaired loans and an increase in loans moved to REO management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended December 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,043,654	$44,779	5.88%	$3,050,053	$52,246	6.85%
Consumer loans	783,251	11,733	5.99	664,010	12,118	7.30
Commercial business loans	243,317	3,530	5.80	236,975	4,368	7.37

Total loans receivable (2) (3)	4,070,222	60,042	5.90	3,951,038	68,732	6.96
Mortgage-related securities (4)	273,161	3,743	5.48	246,591	3,143	5.10
Investment securities (4)	96,607	818	3.39	129,023	1,060	3.29
Interest-bearing deposits	51,048	70	0.55	61,128	1,102	7.21
Federal Home Loan Bank stock	54,829	—	0.00	48,279	—	0.00

Total interest-earning assets	4,545,867	64,673	5.69	4,436,059	74,037	6.68

Non-interest-earning assets	329,137			220,387

Total assets	$4,875,004			$4,656,446

Interest-Bearing Liabilities
Demand deposits	$1,008,069	1,965	0.78	$955,174	5,174	2.17
Regular passbook savings	231,909	191	0.33	192,614	226	0.47
Certificates of deposit	2,141,593	19,446	3.63	2,070,000	25,636	4.95

Total deposits	3,381,571	21,602	2.56	3,217,788	31,036	3.86
Short-term borrowings	249,378	2,471	3.96	672,177	8,048	4.79
Long-term borrowings	913,073	7,893	3.46	371,489	3,615	3.89

Total interest-bearing liabilities	4,544,022	31,966	2.81	4,261,454	42,699	4.01

Non-interest-bearing liabilities	55,277			54,535

Total liabilities	4,599,299			4,315,989
Stockholders’ equity	275,705			340,457

Total liabilities and stockholders’ equity	$4,875,004			$4,656,446

Net interest income/interest rate spread (5)		$32,707	2.88%		$31,338	2.67%

Net interest-earning assets	$1,845			$174,605

Net interest margin (6)			2.88%			2.83%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.00			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$3,113,820	$139,223	5.96%	$3,031,122	$156,378	6.88%
Consumer loans	755,014	34,848	6.15	651,202	36,035	7.38
Commercial business loans	256,696	11,132	5.78	235,986	14,064	7.95

Total loans receivable (2) (3)	4,125,530	185,203	5.99	3,918,310	206,477	7.03
Mortgage-related securities (4)	273,218	11,099	5.42	244,251	9,177	5.01
Investment securities (4)	99,722	2,398	3.21	99,908	3,047	4.07
Interest-bearing deposits	44,614	469	1.40	41,848	2,134	6.80
Federal Home Loan Bank stock	54,829	—	0.00	44,649	572	1.71

Total interest-earning assets	4,597,913	199,169	5.78	4,348,966	221,407	6.79

Non-interest-earning assets	329,397			216,911

Total assets	$4,927,310			$4,565,877

Interest-Bearing Liabilities
Demand deposits	$1,056,013	8,035	1.01	$951,422	16,571	2.32
Regular passbook savings	232,930	740	0.42	194,053	663	0.46
Certificates of deposit	2,117,346	63,567	4.00	2,075,794	76,672	4.92

Total deposits	3,406,289	72,342	2.83	3,221,269	93,906	3.89
Short-term borrowings	242,102	6,566	3.62	611,633	23,180	5.05
Long-term borrowings	916,839	24,179	3.52	350,277	10,382	3.95

Total interest-bearing liabilities	4,565,230	103,087	3.01	4,183,179	127,468	4.06

Non-interest-bearing liabilities	44,938			45,032

Total liabilities	4,610,168			4,228,211
Stockholders’ equity	317,142			337,666

Total liabilities and stockholders’ equity	$4,927,310			$4,565,877

Net interest income/interest rate spread (5)		$96,082	2.77%		$93,939	2.73%

Net interest-earning assets	$32,683			$165,787

Net interest margin (6)			2.79%			2.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.01			1.04

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $2.4 million or 20.1% to $9.5 million and decreased $7.2 million or 19.6% to $29.6 million for the three and nine months ended December 31, 2008, respectively, as compared to $11.9 million and $36.8 million for the same respective periods in 2007. The decrease for the three-month period ended December 31, 2008 was primarily due to the decrease in net gain on sale of loans of $1.7 million as a result of losses on sales. In addition, net gain on sale or impairment of investment securities decreased $1.4 million as a result of the loss on sale of corporate securities, other revenue from real estate operations decreased $1.0 million and loan servicing income decreased $136,000. These decreases were partially offset by an increase in partnership revenue of $824,000, an increase in service charges on deposits of $775,000 and an increase in other non-interest income of $265,000 for the three-month period ended December 31, 2008, as compared to the same respective period in the prior year. The decrease in non-interest income for the nine-month period ended December 31, 2008 was primarily due to the decrease in real estate partnership revenue of $6.3 million as a result of declined sales. In addition, net gain on sale or impairment of investment securities decreased $3.3 million as a result of the write down of the Freddie Mac and Fannie Mae stock, net gain on sale of loans decreased $337,000, other revenue from real estate operations decreased $753,000 and loan servicing income decreased $376,000. These decreases were partially offset by an increase in service charges on deposits of $2.5 million, an increase in other non-interest income of $1.1 million, an increase in investment and insurance commissions of $169,000 and an increase in credit enhancement income of $106,000 for the nine-month period ended December 31, 2008, as compared to the same period in the prior year.
Non-Interest Expense. Non-interest expense increased $93.1 million or 370.9% to $118.3 million and increased $98.6 million or 128.7% to $175.2 million for the three and nine months ended December 31, 2008, respectively, as compared to $25.1 million and $76.6 million for the same respective periods in 2007. The increase for the three-month period was primarily due to the write down of goodwill due to impairment of $72.2 million. In addition, net expense from REO operations increased $7.8 million mainly due to additional write downs of and provisions for REO, other expense from real estate partnership operations increased $4.3 million mainly due to an impairment charge at a real estate subsidiary, other non-interest expense increased $2.7 million due to increased legal fees and loan fees, mortgage servicing rights impairment increased $2.5 million due to a decline in interest rates on residential loans and compensation expense increased $2.4 million due to the merger of S&C in January 2008. Also, furniture and equipment expense increased $563,000, occupancy expense increased $446,000, data processing expense increased $348,000 and real estate partnership cost of sales increased $259,000. These increases were partially offset by a decrease in marketing expense of $359,000 for the three months ended December 31, 2008 as compared to the same period in the prior year. The increase for the nine-month period was primarily due to the write down of goodwill due to the impairment of $72.2 million. In addition, net expense — REO operations increased $9.5 million due to additional write downs of and provisions for REO, compensation expense increased $7.8 million due to the merger of S&C in January 2008, other non-interest expense increased $5.3 million due to an increase in legal fees, loan fees, audit fees and bank service charges, other expenses from real estate partnership operations increased $4.3 million due to an impairment charge at a subsidiary of $4.6 million, mortgage servicing rights impairment increased $2.5 million due to a decline in interest rates on residential loans, furniture and equipment expense increased $1.7 million primarily due to increased depreciation as the result of the merger of S&C in January 2008, occupancy expense increased $1.5 million due to the merger of S&C and data processing expense increased $975,000. These increases were partially offset by a decrease in real estate investment partnership cost of sales of $6.8 million as a result of a significant decline in sales and a decrease in marketing expense of $1.2 million for the nine months ended December 31, 2008 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2004-2007 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.

Income tax expense decreased $6.0 million or 146.4% and $30.8 million or 183.0% during the three and nine months ended December 31, 2008, as compared to the same respective periods in 2007. This decrease was due to a decrease in income before income taxes. An allowance of $36.5 million was placed on the deferred tax asset during the quarter ended December 31, 2008. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. The effective tax rate was 1.1% and 7.01% for the three- and nine-month periods ended December 31, 2008, respectively, as compared to 39.3% and 39.7% for the same respective periods last year. The decline in the effective tax rates for the three- and nine-month periods ended December 31, 2008 was primarily due to the write down of goodwill in the current quarter.
FINANCIAL CONDITION
During the nine months ended December 31, 2008, the Corporation’s assets decreased by $350.7 million from $5.15 billion at March 31, 2008 to $4.80 billion at December 31, 2008. The majority of this decrease was attributable to a $232.3 million decrease in loans receivable, a $104.5 million decrease in cash and cash equivalents and a $72.4 million decrease in goodwill, which were partially offset by an increase of $37.8 million foreclosed properties and repossessed assets as well as an increase of $17.5 million in accrued interest and other assets.
Total loans (including loans held for sale) decreased $232.3 million during the nine months ended December 31, 2008. Activity for the period consisted of (i) originations and purchases of $1.01 billion, (ii) sales of one to four family loans to the Federal Home Loan Bank of $343.7 million and (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $840.3 million.
Mortgage-related securities (both available for sale and held to maturity) increased $10.6 million during the nine months ended December 31, 2008 as a result of purchases of $70.0 million, which were partially offset by principal repayments of $43.1 million and market value adjustments of $16.3 million in this period. Mortgage-related securities consisted of $125.6 million of mortgage-backed securities and $154.5 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at December 31, 2008.
Management believes that the Corporation’s CMOs and REMICs have limited credit risk. The investments do have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The majority of the Corporation’s CMO’s and REMICs are rated AA or above. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.
A collateralized debt obligation (“CDO’s”) is a type of asset-backed security and structured credit product which gains exposure to the credit of a portfolio of fixed-income assets and divides the credit risk among different tranches. The investment portfolio of the Corporation does not contain any CDO’s.
Investment securities decreased $11.4 million during the nine months ended December 31, 2008 as a result of sales, maturities, amortization and market value adjustments of $97.7 million of U.S. Government and agency securities, which were partially offset by purchases of $86.3 million of such securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the nine months ended December 31, 2008. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC Form 10-Q on November 12, 2008 announcing its financial results for the third quarter ended September 30, 2008. The FHLB Chicago reported a net income for the third quarter 2008 of $33 million, a net loss for the first nine months of 2008 of $119 million and retained earnings of $540 million at September 30, 2008. The FHLB Chicago has indicated their outlook for a loss for the full year and did not pay dividends in 2008. The losses relate to certain securities in the Chicago FHLB’s private-issue mortgage-backed securities (MBS) portfolio that have been downgraded due to credit deterioration of the underlying mortgages collateralizing the individual deals or because of rating actions on the financial guarantors. The FHLB Chicago is also under a cease and desist order that precludes any capital stock repurchases or redemptions without the approval of the OS Director. The Corporation does not believe that its investment in the FHLB is impaired as of this date. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Real estate held for development and sale decreased $4.4 million to $54.6 million at December 31, 2008 from $59.0 million at March 31, 2008 due to a write down due to impairment of property at one of the real estate partnership entities.
Deferred tax asset increased $9.5 million to $13.2 million at December 31, 2008 from $3.8 million at March 31, 2008 due to the net loss and the increase in the allowance for loan losses. An allowance of $36.5 million was placed on the deferred tax asset during the quarter ended December 31, 2008. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary.
Accrued interest and other assets increased $17.5 million to $94.2 million at December 31, 2008 from $76.7 million at March 31, 2008 due to the reversal of accrued taxes for the loss during the period.
Total liabilities decreased $152.4 million during the nine months ended December 31, 2008. This decrease was largely due to a $126.5 million decrease in deposits and a $54.6 million decrease in borrowings which were partially offset by a $28.8 million increase in other liabilities. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $344.9 million or approximately 10% of total deposits at December 31, 2008 and $220.3 million at March 31, 2008, and generally mature within one to five years.
Stockholders’ equity decreased $198.5 million during the nine months ended December 31, 2008 as a net result of (i) comprehensive loss of $194.5 million, (ii) payment of cash dividends of $6.1 million and (iii) benefit plan shares earned and related tax adjustments totaling $35,000. These decreases were partially offset by (i) stock options exercised of $1.5 million (with the excess of the cost of treasury shares over the option price ($1.1 million) charged to retained earnings) and (ii) the issuance of shares for management and benefit plans of $693,000.

ASSET QUALITY
Non-performing assets increased $56.9 million to $166.4 million at December 31, 2008 from $109.5 million at March 31, 2008 and increased as a percentage of total assets to 3.47% from 2.13% at such dates, respectively.
The composition of nonaccrual loans as of December 31, 2008 and March 31, 2008 are as follows:

	December 31, 2008			March 31, 2008
	Nonaccrual		Percent of	Nonaccrual		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
	(Dollars in Thousands)
Single-family residential	$15,078	12.5%	0.36%	$21,200	20.9%	0.48%
Multi-family residential	13,296	11.0%	0.32%	18,393	18.2%	0.42%
Commercial real estate	42,441	35.3%	1.02%	29,204	28.8%	0.67%
Construction and land	24,408	20.3%	0.59%	14,888	14.7%	0.34%
Consumer	3,594	3.0%	0.09%	2,258	2.2%	0.05%
Commercial business	21,539	17.9%	0.52%	15,298	15.1%	0.35%

Total Nonaccrual Loans	$120,356	100.0%	2.90%	$101,241	100.0%	2.31%

	At December 31,	At March 31,
	2008	2008
	(Dollars in thousands)
Total nonaccrual loans	$120,356	$101,241
Other real estate owned (OREO)	46,026	8,247

Total nonperforming assets	$166,382	$109,488

Performing troubled debt restructurings	$15,836	$400

Total nonaccrual loans to total loans (1)	2.90%	2.31%
Total nonperforming assets to total assets	3.47	2.13
Allowance for loan losses to total loans (1)	2.95	0.87
Allowance for loan losses to total non-accrual loans	101.84	37.82
Allowance for loan and foreclosure losses to total non-performing assets	77.21	34.98

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.
Non-accrual loans increased $19.1 million during the nine months ended December 31, 2008. The increase in non-accrual loans at December 31, 2008 was the result of an increase of $13.2 million in non-accrual commercial real estate loans, an increase of $9.5 million in non-accrual construction and land loans and an increase of $6.2 million in non-accrual commercial business loans. This increase reflects the slow-down of the overall economy, including the housing market. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. At December 31, 2008, the following non-accrual loan relationships had loan balances greater than $1.0 million and have been added since March 31, 2008:

•	$12.7 million multi-family residential loan secured by a golf course and condominium project located in central Wisconsin (6 loans)

•	$4.4 million commercial business loan secured by a construction company located in southern Wisconsin (2 loans)

•	$9.9 million commercial business loan secured by a business located in southern Wisconsin (2 loans)

•	$1.7 million commercial real estate loan secured by a commercial building located in southern Wisconsin (2 loans)

•	$2.1 million commercial real estate loan secured by a property located in southern Wisconsin

•	$4.0 million commercial real estate loan secured by a retail center located in southern Wisconsin

•	$2.6 million commercial real estate loan secured by a golf course and condominium project located in northwest Wisconsin

•	$2.4 million construction and land loan secured by residential lots located in northeast Wisconsin

•	$1.4 million construction and land loan secured by vacant land near a golf course located in central Wisconsin

•	$1.1 million commercial business loan secured by a commercial property located in central Wisconsin
At December 31, 2008, the following non-accrual loan relationships had loan balances greater than $1.0 million and were non-accrual at March 31, 2008:
•	$3.7 million construction and land development loan secured by condominiums in southeast Wisconsin (2 loans)

•	$1.1 million commercial real estate loan secured by a warehouse in northeast Wisconsin

•	$1.9 million construction and land development loan secured by a retail development in northeast Wisconsin

•	$2.0 million construction and land development loan secured by a retail center in southeast Wisconsin

•	$1.2 million commercial business loan secured by a retail business located in southeast Wisconsin
Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $37.8 million during the nine months ended December 31, 2008. Properties included in OREO at December 31, 2008 with a recorded balance in excess of $1 million are listed below:

				Most
		Recorded	Date	Recent
		Balance	Placed in	Appraisal
Description	Location	(in millions)	OREO	Date

Condominium project	Southern Wisconsin	$3.6	8/14/2007	8/9/2004
Duplexes and lots	Southern Wisconsin	1.1	11/5/2008	9/5/2008
Partially constructed condominium and retail complex	Southern Wisconsin	6.4	12/31/2008	11/1/2005
Sports complex	Southern Wisconsin	2.5	11/11/2008	6/2/2008
Partially constructed condominium	Central Wisconsin	6.2	12/31/2008	8/1/2005
Condominium project	Southern Wisconsin	1.3	9/30/2008	11/5/2007
Apartment building	Minnesota	4.0	6/18/2008	9/21/2006
Property secured by CBRF	Northeast Wisconsin	4.4	12/31/2008	1/28/2004
Several single family properties	Wisconsin/Minnesota	8.3	9/16/2008	6/1/2007
Other properties individually less than $1 million		14.1
Valuation allowance on OREO		(5.9)

		$46.0

On a quarterly basis, the Corporation reviews its list prices of its OREO properties and makes appropriate adjustments based on market analysis by its brokers. A valuation allowance was placed on OREO during the quarter ended December 31, 2008 due to the age of appraisals and the slow housing market.
At December 31, 2008 assets that the Corporation had classified as substandard consisted of $413.1 million of loans and foreclosed properties. At the same date, specific reserves on these assets in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” were $54.0 million and $364.7 million of such assets are considered impaired. At March 31, 2008, substandard assets amounted to $143.9 million ($104.1 million of which are considered impaired). An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected. At December 31, 2008, substandard assets included thirty loans with a carrying value of greater than $1.0 million, each of which is noted above except the following:
•	$11.2 million loan secured by residential lots located in northeast Wisconsin (3 loans)

•	$9.0 million loan secured by a residential development located in southern Wisconsin (2 loans)

•	$14.6 million loan secured by developments located in southern Wisconsin (3 loans)

•	$22.2 million loan secured by multi-family and commercial developments located in southern Wisconsin (8 loans)

•	$3.6 million loan secured by commercial property located in southern Wisconsin (2 loans)

•	$6.2 million loan secured by a residential development located in southern Wisconsin (2 loans)

•	$12.5 million loan secured by a residential development located in southern Wisconsin (3 loans)

•	$4.1 million loan secured by a condominium development located in central Wisconsin (2 loans)

•	$12.8 million loan secured by commercial and residential property located in southern Wisconsin (13 loans)

•	$38.5 million loan secured by residential development located in southern Wisconsin (51 loans)

•	$4.3 million loan secured by a condominium development located in northeastern Wisconsin

•	$2.8 million loan secured by a residential development located in northwestern Wisconsin

•	$15.4 million loan secured by a golf and vacation resort located in central Wisconsin

•	$1.7 million loan secured by a commercial business located in southern Wisconsin

•	$8.1 million loan secured by vacant land located in southern Wisconsin

•	$12.3 million loan secured by condominiums located in central Wisconsin

•	$1.1 million loan secured by a residential development located in northwestern Wisconsin

•	$2.1 million loan secured by a residential development located in northeastern Wisconsin

•	$40.0 million loan secured by residential developments located in southern Wisconsin

•	$3.0 million loan secured by residential developments located in southern Wisconsin

•	$2.2 million loan secured by various land development properties located in east central Wisconsin
At December 31, 2008, the Corporation had $364.7 million of impaired loans. At March 31, 2008, impaired loans were $104.1 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At December 31,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
Impaired loans with valuation reserve required	$177,365	$52,866	$2,130	$6,381

Impaired loans without a specific reserve	187,304	51,192	45,718	9,107

Total impaired loans	364,669	104,058	47,848	15,488

Less:
Specific valuation allowance	(54,019)	(17,639)	(517)	(3,111)

	$310,650	$86,419	$47,331	$12,377

Average impaired loans	$165,236	$67,138	$26,458	$14,749

Interest income recognized on impaired loans	$12,001	$107	$44	$208

Interest income recognized on a cash basis on impaired loans	$9,940	$107	$44	$208

Loans on nonaccrual status	$120,636	$101,241	$47,040	$13,529

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$15,836	$400	$400	$400
The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At December 31,	At March 31,
	2008	2008	2007	2006
		(In Thousands)
30 to 59 days	$101,937	$66,617	$12,776	$9,874
60 to 89 days	32,814	12,928	5,414	733

Total	$134,751	$79,545	$18,190	$10,607

The increase in loans 30 to 59 days delinquent since March 31, 2008 was in part due to seven borrowers with loans totaling $48.4 million ($7.9 million of which is considered impaired). The increase in loans 60-89 days delinquent since March 31, 2008 was in part due to three borrowers with loans totaling approximately $8.9 million (none of which is included in the impaired loans) secured by commercial and multi-family residential properties. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions.
The Corporation’s loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, loan delinquencies, prior loss experience, collateral value, anticipated loss of interest and management’s estimation of future losses. During the quarter ended December 31, 2008, management increased the qualitative factors considered to reflect the slow down in the economy. The evaluation of the allowance for loan losses includes a review of known loan problems as well as inherent problems based upon historical trends and ratios. Foreclosed properties are recorded at the lower of carrying value or fair value with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Dollars In Thousands)
Allowance at beginning of period	$64,614	$22,002	$38,285	$20,517
Charge-offs:
Construction	(6,989)	—	(8,309)	(32)
Mortgage	(19,986)	(185)	(35,454)	(2,568)
Consumer	(802)	(132)	(1,282)	(445)
Commercial business	(7,451)	(763)	(21,165)	(1,151)

Total charge-offs	(35,228)	(1,080)	(66,210)	(4,196)
Recoveries:
Mortgage	182	—	772	84
Consumer	16	5	26	27
Commercial business	17	42	364	171

Total recoveries	215	47	1,162	282

Net (charge-offs) recoveries	(35,013)	(1,033)	(65,048)	(3,914)
Provision for loan losses	92,970	7,792	149,334	12,158

Allowance at end of period	$122,571	$28,761	$122,571	$28,761

Net charge-offs to average loans (annualized)	(3.44)%	(0.10)%	(2.10)%	(0.13)%

Although management believes that the December 31, 2008 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary. Any such increases could adversely affect the Corporation’s results of operations. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. We use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of December 31, 2008. In addition as of December 31, 2008, the Corporation had outstanding borrowings from the FHLB of $1.01 billion, out of our maximum borrowing capacity of $1.17 billion, from the FHLB at this time.
At December 31, 2008, the Bank had outstanding commitments to originate loans of $72.5 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $312.7 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2008 amounted to $1.55 billion. Scheduled maturities of borrowings during the same period totaled $458.8 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation participates in the Mortgage Partnership Finance Program of the Federal Home Loan Bank of Chicago (“FHLB”). Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $23.5 million at December 31, 2008 related to approximately $1.73 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation. As of December 31, 2008, the Corporation no longer is originating new loans into the Program.
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
Our ability to meet our short-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. Through participation in the CPP, on January 30, 2009 we issued and sold preferred shares and warrants to the U.S. Department of the Treasury.
Credit Agreement
Effective December 30, 2008 we entered into Amendment No. 2, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Credit Agreement’s total revolving loan commitment of $120.0 million be reduced to $116.3 million on December 22, 2008, which is the balance on December 31, 2008.
The loan commitment is required to be reduced automatically from $116.3 million to $60.0 million on the earlier to occur of the date that the Corporation receives net proceeds of a financing transaction from the sale of equity securities or March 2, 2009. The loan commitment will be reduced further to $56.0 million by June 30, 2009 and $54.0 million by September 30, 2009. Management continues to negotiate with the lenders to modify the required principal reduction. These borrowings are shown in the Company’s financial statements as “short-term borrowings.” For additional information about the Credit Agreement, see Part II, Item 1A — Risk Factors — Risks Related to Our Credit Agreement.
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2008 and March 31, 2008:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2008:
Tier 1 capital (to adjusted tangible assets)	$244,047	5.14%	$142,456	3.00%	$237,427	5.00%
Risk-based capital (to risk-based assets)	289,849	8.08	286,992	8.00	358,740	10.00
Tangible capital (to tangible assets)	244,047	5.14	71,228	1.50	N/A	N/A

At March 31, 2008:
Tier 1 capital (to adjusted tangible assets)	$352,311	7.04%	$150,210	3.00%	$250,349	5.00%
Risk-based capital (to risk-based assets)	390,596	10.14	308,273	8.00	385,341	10.00
Tangible capital (to tangible assets)	352,311	7.04	75,105	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2008 and March 31, 2008:

	December 31,	March 31,
	2008	2008
	(In Thousands)
Stockholders’ equity of the Bank	$241,334	$432,382
Less: Goodwill and intangible assets	(4,884)	(77,734)
Accumulated other comprehensive income	7,597	(2,337)

Tier 1 and tangible capital	244,047	352,311
Plus: Allowable general valuation allowances	45,802	38,285

Risk-based capital	$289,849	$390,596

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
The Corporation’s principal real estate investment subsidiary, IDI, is required to guarantee the partnership loans of its subsidiaries for the development of homes for sale. At December 31, 2008, IDI had guaranteed $31.5 million of loans to partnerships made by subsidiaries of IDI. At the same date, $29.4 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 12/31/08	at 3/31/08
(Dollars in thousands)
Oakmont	Chandler Creek	$15,000	$15,000	$15,000

Davsha III	Indian Palms 147, LLC	500	458	396

Davsha V	Villa Santa Rosa, LLC	1,000	585	722

Davsha VII	La Vista Grande 121, LLC	15,000	13,320	12,105

Total		$31,500	$29,363	$28,223

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
As a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $31.5 million. At December 31, 2008, the Corporation’s investment in these partnerships consisted of assets of $50.4 million which includes cash and other assets of $4.6 million. The liabilities of these partnerships consisted of other borrowings of $29.6 million (reported as a part of FHLB and other borrowings), other liabilities of $1.7 million (reported as a part of other liabilities) and minority interest of $6.2 million. These amounts represent the Corporation’s maximum exposure to loss at December 31, 2008 as a result of its interest in these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at December 31, 2008 has not changed significantly since March 31, 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008.
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
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the

Company) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of Eligible Entities (including the Company) to issue guaranteed debt under this program is scheduled to expire on June 30, 2009. As of December 31, 2008, the Company had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88.0 million as of December 31, 2008. No bonds were issued as of December 31, 2008.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and our Quarterly report on Form 10-Q for the fiscal quarters ended June 30, 2008 and September 30, 2008. Factors that could affect actual results include but are not limited to; (i) general market rates; (ii) changes in market interest rates and the shape of the yield curve; (iii) general economic conditions; (iv) real estate markets; (v) legislative/regulatory changes; (vi) monetary and fiscal policies of the U.S. Department of the Treasury and the Federal Reserve Board; (vii) changes in the quality or composition of the Bank’s loan and investment portfolios; (viii) demand for loan products; (ix) level of loan and mortgage-backed securities repayments; (x) impact of the Emergency Economic Stabilization Act of 2008; (xi) changes in the U.S. Treasury’s Capital Purchase Program; (xii) unprecedented volatility in equity, fixed income and other market valuations; (xiii) higher-than-expected credit losses due to business losses, constraints on borrowers’ ability to repay outstanding loans or the diminishment of the value of collateral securing such loans, capital market disruptions, changes in commercial or residential real estate development and real estate prices or other economic factors; (xiv) substantial loss of customer deposit accounts; (xv) soundness of other financial institutions with which the Corporation and the Bank engage in transactions; (xvi) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; (xvii) competition; (xviii) demand for financial services in the Corporation’s market;, and (xx) changes in accounting principles, policies or guidelines.
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
Item 4 Controls and Procedures.
Internal Control over Financial Reporting
During the three months ended December 31, 2008, the Company identified a material weakness in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to determining the allowance for loan losses. The Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are not operating in an effective manner. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by the Company resulted from the Company not having adjusted its calculation of the allowance for loan losses, particularly with respect to loans in connection with construction and land and development, to fully account for the following factors implicated during the three months ended December 31, 2008: the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank’s real estate and development portfolios. The Company’s internal control processes and procedures were also inadequate to ensure that information, such as appraisals, were available to calculate the specific reserves on impaired loans in a timely manner. Following its identification of the weakness, the Company determined that an additional adjustment to the allowance for loan losses was necessary.
In connection with its determination that a material weakness exists, the Company (i) has implemented and is continuing to develop new procedures for the determination of the allowance for loan losses requiring that certain subjective factors, such as local and national economic trends and real estate valuations, be considered more fully and be discussed with senior management and the audit committee of the board of directors; and (ii) has taken additional steps to monitor more closely the adequacy of the allowance for loan losses and continues to develop and implement additional procedures. In addition, the Company has created the position of Lead Director, an independent director chosen by the full Board of Directors, to actively review management and operations of the Company, including reviewing management’s initiatives on the matters described above. While the Company believes that these actions will remediate this material weakness, it has not yet confirmed the effectiveness of such controls.

Part II — Other Information
Item 1 Legal Proceedings.
The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.
Item 1A Risk Factors.
In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2008, and our Quarterly Reports filed on Form 10-Q for the fiscal quarters ended June 30, 2008 and September 30, 2008, which could materially affect our business, financial condition or future results.
Risks Related to Our Business
We experienced a net loss in the third quarter of fiscal 2009 directly attributable to a substantial deterioration in our residential construction and residential land loan portfolio and the resulting increase in our provision for loan losses and, an impairment charge representing a full write-down of our goodwill asset, and we are likely to experience additional losses in the fourth quarter of fiscal 2009, which will likely mean a net loss for the 2009 fiscal year.
We realized a net loss of $167.3 million in the third quarter of fiscal 2009. The net loss in the third quarter is the direct result of an impairment charge of $72.2 million representing a full write-down of our goodwill asset and a $93.0 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to an overall increase in nonperforming assets and the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation. The $72.2 million impairment charge was the result of the Corporation completing an impairment valuation test of its goodwill asset during the quarter due to the continued deterioration of market conditions as well as continued deterioration in our credit quality. This is a one time charge.
At December 31, 2008, our nonaccrual loans were $120.4 million compared to $101.2 million at March 31, 2008 and our loans classified as substandard were $413.1 million compared to $143.9 million at March 31, 2008. For the nine months ended December 31, 2008, annualized net charge-offs as a percentage of average loans were 2.10% compared to 0.13% for the corresponding period in 2007. These increases are primarily due to our residential construction and residential land loan portfolio.
At December 31, 2008, approximately 75% of total gross loans were classified as first mortgage loans, with approximately 7% of mortgage loans being classified as construction loans and approximately 7% being classified as land loans.
The deterioration in our construction and land loan portfolios has been caused primarily by the weakening economy and the slow down in sales of the housing market. The local unemployment rate has risen to 5.8% as of December 2008 compared to 4.6% a year earlier and 5.6% at March 31, 2008. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into nonaccrual status.
Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.
Under the terms of the agreement we executed with the U.S. Treasury, pursuant to the CPP, for so long as any preferred stock issued under the CPP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
Future sales or other dilution of the Corporation’s equity may adversely affect the market price of the Corporation’s common stock.
In connection with our participation in the CPP the Corporation has, or under other circumstances the Corporation may, issue additional common stock or preferred securities, including securities convertible or exchangeable for, or that represent the right to receive, common stock. The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market. The issuance of additional common stock would dilute the ownership interest of the Corporation’s existing shareholders.
Anchor Bancorp and the Bank are no longer considered “well capitalized” for regulatory which will cause us to incur increased premiums for deposit insurance, require FDIC approval to gather brokered deposits, and will trigger acceleration of certain of our brokered deposits.
As of December 31, 2008, AnchorBank is not considered “well capitalized” for regulatory capital purposes. As a result, the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. In addition, we will be required to obtain FDIC approval to gather brokered deposits during such times as we remain “adequately capitalized” for regulatory capital purposes. Requiring us to obtain regulatory approval prior to accepting brokered deposits will affect our ability to increase our liquidity position, in some cases, in a timely manner.
Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.
Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of December 31, 2008. In addition as of December 31, 2008, the Corporation had outstanding borrowings from the FHLB of $1.01 billion, out of our maximum borrowing capacity of $1.17 billion, from the FHLB at this time.
Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans and payment of operating expenses. Core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-cost source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage unplanned decreases or changes in funding sources. Although we believe we can continue to pursue our core deposit funding strategy successfully, significant fluctuations in core deposit balances may adversely affect our financial condition and results of operations.
Additional increases in our level of non-performing assets will have an adverse effect on our financial condition and results of operations.
Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $56.9 million to $166.4 million, or 3.5% of total assets, at December 31, 2008 from $109.5 million, or 2.1% of total assets, at March 31, 2008. Comparatively, non-performing assets increased by $55.0 million to $109.5 million, or 2.1% of total assets, at March 31, 2008, from $54.5 million, or 1.2% of total assets, at March 31, 2007. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.
Our allowance for losses on loans and leases may not be adequate to cover probable losses.
Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2008 and for the nine months ended December 31, 2008, relative to comparable periods for the preceding year. Our provision for loan losses increased by $11.3 million to $22.6 million for the fiscal year ended March 31, 2008 from $11.3 million for the fiscal year ended March 31, 2007. Our provision for loan losses was $93.0 million for the three months ended December 31, 2008 compared to $10.4 million for the three months ended March 31, 2008. Our allowance for loan losses increased by $84.3 million to $122.6 million, or 3.0% of total loans, at December 31, 2008, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan losses also increased by $17.8 million to $38.3 million, or 0.9% of total loans, at March 31, 2008 from $20.5 million, or 0.5% of total loans at March 31, 2007. Our allowance for loan losses was 77.2% at December 31, 2008, 35.0% at March 31, 2008 and 37.7% at March 31, 2007, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.
Our real estate operations have had and may continue to have an adverse effect on our results of operations.
We conduct real estate operations through Investment Directions, Inc, a wholly owned subsidiary, which invests in various real estate subsidiaries and partnerships and conducts real estate development and sales throughout California, Texas and Minnesota. As a result of weakening conditions in the real estate market and reduced sales of its properties, we have incurred losses from the operations of its real estate subsidiaries in recent years, which are expected to continue unless the real estate market improves. Losses from IDI’s real estate operations increased by $2.3 million to $3.4 million for the three months ended December 31, 2008 from $1.1 million for the three months ended March 31, 2008. IDI had losses of $2.3 million for the fiscal year March 31, 2008 compared to losses of $1.7 million for the fiscal year ended March 31, 2007. We have no current plans to engage in additional real estate investment activities through IDI and are exploring opportunities to sell or otherwise divest IDI’s current investments as soon as practicable. Additional losses from our real estate operations would have an adverse effect on our results of operations and capital.

Risks Related to Our Credit Agreement
We are party to a credit agreement that requires us to observe certain covenants that limit our flexibility in operating our business.
We are party to an Amended and Restated Credit Agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended by Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 2008 (as amended, the “Credit Agreement”). The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:
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
We must reduce the outstanding balance under the Credit Agreement to $60.0 million prior to March 2, 2009 and further reduce the outstanding balance under the Credit Agreement to $54.0 million by September 30, 2009, and failure by us to meet our payment obligations to the lenders by such dates could have a material adverse affect on our business operations.
As of December 31, 2008, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. The total revolving loan commitment will automatically reduce to $60.0 million on the earlier to occur of the date that we receive net proceeds from the sale of equity securities or March 2, 2009. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to $60.0 million. There can be no assurance that we will be able to raise sufficient capital to reduce the borrowings to $60.0 million prior to March 2, 2009. In addition, the revolving loan commitment will be reduced further to $56.0 million by June 30, 2009 and $54.0 million by September 30, 2009. We may not have sufficient cash on hand to reduce our outstanding borrowings to an amount equal to or less then the reduced revolving loan commitment prior to the date of such reduction. Further, the reductions in the revolving loan commitment may limit our ability to fund ongoing operations.
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
If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred stock that is currently outstanding and that we may issue in the future may receive, a distribution of our available assets prior to holders of our common stock. The decisions by investors and lenders to enter into equity and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.
Risks Related to Recent Market, Legislative and Regulatory Events
We cannot predict the impact on us or the Bank of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC.
The programs established or to be established under the Emergency Economic Stabilization Act of 2008 may have adverse effects upon us, including increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, our participation in the CPP, among other things, limits (without the consent of the Department of Treasury) our ability to increase our dividend and to repurchase our common stock for so long as any securities issued under such program remain outstanding. It also subjects us to additional executive compensation restrictions.
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

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs (1)
October 1 -October 31, 2008	—	$—	—	1,572,160

November 1 - November 30, 2008	—	—	—	1,572,160

December 1 - December 31, 2008	—	—	—	1,572,160

Total	—	$—	—	1,572,160

(1)	Effective November 3, 2006, the Board of Directors extended the current share repurchase program of approximately 1.3 million shares of its outstanding common stock in the open market for an additional year. In July 2007, the Board of Directors approved the repurchase of an additional 5% of the Corporation’s common stock, representing approximately 1,068,000 of outstanding shares and extended all previous share repurchase authorizations for a year. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions as, in the opinion of management, market conditions may warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Corporation utilizes various securities brokers as its agent for the stock repurchase program. In connection with the Corporation’s participation in the CPP, the Corporation has suspended its share repurchase program.
Item 3 Defaults upon Senior Securities.
     Not applicable.
Item 4 Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5 Other Information.
     Not applicable.

Item 6 Exhibits.
    The following exhibits are filed with this report:

Exhibit 4.1	Warrant to Purchase Shares of Anchor BanCorp Wisconsin, Inc. Common Stock dated January 30, 2009 issued to the United States Department of the Treasury incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-20006)

Exhibit 4.2	Articles of Amendment of Anchor BanCorp Wisconsin, Inc. with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series B dated January 30, 2009 incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-20006)

Exhibit 10.1	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed December 31, 2008 (File No. 000-20006).

Exhibit 10.2	Letter Agreement including the Securities Purchase Agreement—Standard Terms incorporated therein, between Anchor BanCorp Wisconsin, Inc. and The United States Department of the Treasury, dated January 30, 2009 incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-20006)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date:	February 16, 2009	By:	/s/ Douglas J. Timmerman Douglas J. Timmerman, Chairman of the Board, President and Chief Executive Officer

Date:	February 16, 2009	By:	/s/ Dale C. Ringgenberg Dale C. Ringgenberg, Treasurer and Chief Financial Officer