Form 10-K
period 2009-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2009-06-29
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20006

ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1726871 (IRS Employer Identification No.)

25 West Main Street
Madison, Wisconsin 53703
(Address of principal executive office)

Registrant’s telephone number, including area code (608) 252-8700

Securities registered pursuant to Section 12 (b) of the Act:

Common stock, par value $.10 per share	NASDAQ Global Market

(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2008, the aggregate market value of the 21,517,724 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $138.0 million, based upon the closing price of $7.35 per share of common stock as reported by the Nasdaq Global Market on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of June 5, 2009, 21,578,713 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2009 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2009 FORM 10-K ANNUAL REPORT

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

The Bank offers checking, savings, money market accounts, mortgages, home equity and other consumer loans, student loans, credit cards, annuities and related consumer financial services. The Bank also provides banking services to businesses, including checking accounts, lines of credit, secured loans and commercial real estate loans. The Bank also serves its customers through investment management products.

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

Market Area

The Bank’s primary market area consists of the metropolitan area of Madison, Wisconsin, the suburban communities of Dane County, Wisconsin, south-central Wisconsin, the Fox Valley in east-central Wisconsin, the Milwaukee metropolitan area in southeastern Wisconsin and northwest Wisconsin, as well as contiguous counties in Iowa, Minnesota, and Illinois. At March 31, 2009, the Bank conducted business from its headquarters and main office in Madison, Wisconsin and from 73 other full-service offices and two loan origination offices.

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

The origination of loans secured by real estate is the Bank’s primary business and principal source of profits. Customer demand for real estate loans has decreased and the Bank’s income has been affected because alternative investments, such as securities, typically earn less income than real estate secured loans. Customer demand for loans secured by real estate has been reduced by a weak economy and an increase in unemployment, a decrease in real estate values.

The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, quality of service to the depositors, types of accounts, service fees, convenience of office locations and hours, and other services. The primary factors in competing for loans are interest rates, loan fee charges, timeliness and quality of service to the borrower.

Lending Activities

General.  At March 31, 2009, the Bank’s net loans held for investment totaled $3.90 billion, representing approximately 73.9% of its $5.27 billion of total assets at that date. Approximately $3.06 billion, or 74.5%, of the Bank’s total loans receivable at March 31, 2009 were secured by first liens on real estate.

The Bank originates single-family residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market. At this time, the Bank is not active in the origination of new commercial real estate, multi-family, construction, and commercial business loans. Consumer and education loans are still originated to our core retail banking customers.

Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2009, the Bank’s total loans receivable included $809.8 million, or 19.7%, of consumer loans and $238.9 million, or 5.8%, of commercial business loans.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,
	2009		2008		2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Mortgage loans:
Single-family residential	$843,482	20.52%	$893,001	20.35%	$843,677	20.76%
Multi-family residential	662,483	16.12	694,423	15.82	654,567	16.11
Commercial real estate	1,020,981	24.84	1,088,004	24.79	1,020,325	25.10
Construction	267,375	6.51	402,395	9.17	460,746	11.33
Land	266,756	6.49	306,363	6.98	214,703	5.28

Total mortgage loans	3,061,077	74.48	3,384,186	77.11	3,194,018	78.58

Consumer loans:
Second mortgage and home equity	394,708	9.61	356,009	8.11	351,739	8.65
Education	358,784	8.73	275,850	6.29	223,707	5.50
Other	56,302	1.37	95,149	2.17	60,413	1.49

Total consumer loans	809,794	19.71	727,008	16.57	635,859	15.64

Commercial business loans:
Loans	238,940	5.81	277,312	6.32	234,791	5.78
Lease receivables	—	0.00	—	0.00	1	0.00

Total commercial business loans	238,940	5.81	277,312	6.32	234,792	5.78

Total loans receivable	4,109,811	100.00%	4,388,506	100.00%	4,064,669	100.00%

Contras to loans:
Undisbursed loan proceeds	(71,672)		(141,219)		(163,505)
Allowance for loan losses	(137,165)		(38,285)		(20,517)
Unearned net loan fees	(4,441)		(6,075)		(6,541)
Net (discount) premium on loans purchased	(10)		(11)		(15)
Unearned interest	(84)		(83)		(42)

Total contras to loans	(213,372)		(185,673)		(190,620)

Loans receivable, net	$3,896,439		$4,202,833		$3,874,049

	March 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Mortgage loans:
Single-family residential	$785,444	20.51%	$816,204	22.59%
Multi-family residential	626,029	16.35	594,311	16.45
Commercial real estate	974,123	25.43	923,587	25.57
Construction	457,493	11.94	375,753	10.40
Land	159,855	4.17	123,613	3.42

Total mortgage loans	3,002,944	78.40	2,833,468	78.43

Consumer loans:
Second mortgage and home equity	342,829	8.95	318,719	8.83
Education	213,628	5.58	208,588	5.77
Other	65,858	1.72	63,732	1.76

Total consumer loans	622,315	16.25	591,039	16.36

Commercial business loans:
Loans	205,019	5.35	188,236	5.21
Lease receivables	1	0.00	2	0.00

Total commercial business loans	205,020	5.35	188,238	5.21

Gross loans receivable	3,830,279	100.00%	3,612,745	100.00%

Contras to loans:
Undisbursed loan proceeds	(193,755)		(167,317)
Allowance for loan losses	(15,570)		(26,444)
Unearned net loan fees	(7,469)		(6,422)
Net premium on loans purchased	795		2,060
Unearned interest	(15)		(14)

Total contras to loans	(216,014)		(198,137)

Loans receivable, net	$3,614,265		$3,414,608

The following table shows, at March 31, 2009, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Multi-Family
		Residential and
		Commercial
		Real Estate,
	Single-Family	Construction		Commercial
	Residential	and Land	Consumer	Business
	Loans	Loans	Loans	Loans
	(In thousands)

Amounts due:
In one year or less	$45,383	$857,670	$63,709	$128,332
After one year through five years	73,543	984,605	247,129	91,937
After five years	724,556	375,320	498,956	18,671

	$843,482	$2,217,595	$809,794	$238,940

Interest rate terms on amounts due:
Fixed	$259,742	$1,259,496	$498,000	$131,812

Adjustable	$583,740	$958,099	$311,794	$107,128

Single-Family Residential Loans.  At March 31, 2009, $843.5 million, or 20.5%, of the Bank’s total loans receivable consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency. Although the Bank continues to originate single-family residential loans, they have declined as a percentage of the Bank’s total loans receivable from 22.6% at March 31, 2005 to 20.5% at March 31, 2009.

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

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2009, approximately $583.7 million, or 69.2%, of the Bank’s permanent single-family residential loans receivable consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

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

At March 31, 2009, approximately $259.7 million, or 30.8%, of the Bank’s permanent single-family residential loans receivable consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Multi-Family Residential and Commercial Real Estate.  The Bank originates multi-family residential and commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2009, the Bank had $662.5 million of loans secured by multi-family residential real estate and $1.02 billion of loans secured by commercial real estate, which represented 16.1% and 24.8% of the Bank’s total loans receivable, respectively. The Bank generally limits the origination of such loans to its primary market area.

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

Construction and Land Loans.  The Bank, in the past years, has been an originator of loans to construct residential and commercial properties (“construction loans”) and loans to acquire and develop real estate for the construction of such properties (“land loans”). At March 31, 2009, construction loans amounted to $267.4 million, or 6.5%, of the Bank’s total loans receivable. Land loans amounted to $266.8 million, or 6.5%, of the Bank’s total loans receivable at March 31, 2009.

The Bank’s construction loans generally have terms of six to 12 months, fixed interest rates and fees which are due at the time of origination and at maturity if the Bank does not originate the permanent financing on the constructed property. Loan proceeds are disbursed in increments as construction progresses and as inspections by the Bank’s in-house Construction Administrator and outside construction inspectors warrant. Typically, a component of the loan amount has been a reserve to cover interest payments during the construction phase. Land acquisition and development loans generally have the same terms as construction loans, but may have longer maturities than such loans. At this time, the Bank is not active and has currently suspended activity in this market segment.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2009, $809.8 million, or 19.7%, of the Bank’s consolidated total loans receivable consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The largest component of the Bank’s consumer loan portfolio is second mortgage and home equity loans, which amounted to $394.7 million, or 9.6%, of total loans receivable at March 31, 2009. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. Advances do not exceed 100% of assessed or appraised value as of the loan origination date. A fixed-rate home equity product is also offered.

Approximately $358.8 million, or 8.7%, of the Bank’s total loans receivable at March 31, 2009 consisted of education loans. These are generally made for a maximum of $2,500 per year for undergraduate studies and $5,000 per year for graduate studies and are either due within six months of graduation or repaid on an installment basis after graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the U.S. Department of Education, Student Loan Marketing Association (“SLMA”) or to other investors. The Bank did not sell any of these education loans during fiscal 2009.

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

At March 31, 2009, the Bank’s approved credit card lines amounted to $45.9 million. The total outstanding amount at March 31, 2009 is $8.3 million.

Commercial Business Loans and Leases.  The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2009, commercial business loans amounted to $238.9 million, or 5.8%, of the Bank’s total loans receivable. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other corporate assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

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

Origination, Purchase and Sale of Loans.  The Bank’s loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, walk-in customers, the Company’s website, referrals from real estate brokers, builders and direct solicitations. Commercial real estate loan originations are obtained by direct solicitations and referrals. Consumer loans are originated from walk-in customers, existing depositors and mortgagors and direct solicitation. Student loans are originated from direct marketing of current customers with college students and college lender lists.

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

The Bank’s general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible, private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2009, the Bank had approximately $125.2 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

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

The portfolio of commercial real estate, multi-family residential and commercial business loans is reviewed on a continuing basis to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The credit analysis function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank’s Board of Directors.

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

The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA, and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is reliant on a number of factors, but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases. In periods of higher interest rates, customer demand for fixed-rate mortgages declines. The Bank’s sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 100% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2009, the Bank was servicing $3.25 billion of loans for others.

The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2009, approximately $20.4 million of mortgage loans were being serviced for the Bank by others.

The following table shows the Bank’s consolidated total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Gross loans receivable at beginning of year(1)	$4,398,175	$4,069,143	$3,835,789
Loans originated for investment:
Single-family residential(2)	126,585	209,924	247,012
Multi-family residential	71,881	109,320	61,940
Commercial real estate	226,848	244,694	392,261
Construction and land	138,260	367,573	405,005
Consumer	172,628	156,983	158,002
Commercial business	43,775	103,260	177,158

Total originations	779,977	1,191,754	1,441,378

Repayments	(1,058,672)	(867,917)	(1,206,989)
Transfers of loans to held for sale	—	—	—

Net activity in loans held for investment	(278,695)	323,837	234,389

Loans originated for sale:
Single-family residential	1,005,355	530,260	283,719
Multi-family residential	20,296	23,537	38,495
Commercial	3,999	107,044	81,854
Transfers of loans from held for investment	—	—	—
Sales of loans	(877,355)	(655,646)	(405,103)
Loans converted into mortgage-backed securities	—	—	—

Net activity in loans held for sale	152,295	5,195	(1,035)

Gross loans receivable at end of period	$4,271,775	$4,398,175	$4,069,143

(1)	Includes loans held for sale and loans held for investment.

(2)	Includes single-family residential loans originated on an agency basis through the Mortgage Partnership Finance 100 Program of the Federal Home Loan Bank of Chicago.

Delinquency Procedures.  Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, the loan is considered delinquent and internal collection procedures are instituted. The borrower is contacted to determine the reason for the delinquency and attempts are made to cure the loan. In most cases, deficiencies are cured promptly. The Bank regularly reviews the loan status, the condition of the property, and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure or initiate foreclosure proceedings.

A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower’s financial ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Bank will generally bid an amount reasonably equivalent to the lower of the fair value of the foreclosed property or the amount of judgment due the Bank. A judgment of foreclosure for residential mortgage loans will normally provide for the recovery of all sums advanced by the mortgagee including, but not limited to, insurance, repairs, taxes, appraisals, post-judgment interest, attorneys’ fees, costs and disbursements.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When property is acquired, it is recorded at the estimated fair value less cost to sell at the date of acquisition, with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. Upon acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of fair value. Remaining gain or loss on the ultimate disposal of the property is included in non-interest income.

For discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-Performing Assets” in Item 7. See also Notes 1 and 6 to the Consolidated Financial Statements in Item 8.

Investment Securities

In addition to lending activities and investments in mortgage-related securities, the Corporation conducts other investment activities on an ongoing basis in order to diversify assets, limit interest rate risk and credit risk and meet regulatory liquidity requirements. Investment decisions are made by authorized officers in accordance with policies established by the board of directors.

Management determines the appropriate classification of securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings.

Securities not classified as held-to-maturity or trading are classified as available-for-sale. At March 31, 2009, all of the Corporation’s investment securities were so classified. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2009 and 2008, stockholders’ equity decreased $8.2 million (net of deferred income tax receivable) and increased $2.4 million (net of deferred income tax receivable), respectively, to reflect net unrealized gains and losses on holding securities classified as available-for-sale. There were no securities designated as trading during the three years ended March 31, 2009.

The Corporation’s policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Although the Corporation does not purchase non-investment grade securities, it does own a limited number of these as a result of ratings downgrades. Subject to limitations on investment grade securities, the Corporation also invests in corporate stock and debt securities from time to time.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(In thousands)

Available For Sale:
U.S. government and Federal Agency Obligations	$48,471	$48,919	$38,086	$38,589	$59,676	$59,660
Municipal Bonds	21,768	22,233	33,525	33,953	—	—
Mutual fund	1,797	1,797	1,722	1,722	7,061	7,004
Other	4,806	4,735	13,635	12,772	6,735	6,881

Total investment securities	$76,842	$77,684	$86,968	$87,036	$73,472	$73,545

For additional information regarding the Corporation’s investment securities, see the Corporation’s Consolidated Financial Statements, including Note 4 thereto included in Item 8.

Mortgage-Related Securities

The Corporation purchases mortgage-related securities to supplement loan production and to provide collateral for borrowings. The Corporation invests in mortgage-related securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association (“GNMA”) backed by FHLMC, FNMA and GNMA mortgage-backed securities and also invests in non-agency collateralized mortgage obligations (“CMOs”).

At March 31, 2009, the amortized cost of the Corporation’s mortgage-related securities held to maturity amounted to $50,000, all of which are 30-year securities. There were no five- and seven-year balloon securities. All of the held to maturity mortgage-related securities are insured or guaranteed by FNMA and are adjustable-rate securities.

The fair value of the Corporation’s mortgage-related securities available for sale amounted to $407.3 million at March 31, 2009, of which $1.2 million are five- and seven-year balloon securities, $406.1 million are 10-, 15- and 30-year securities and of all of those securities, $52.8 million are adjustable-rate securities. Of the total available-for-sale mortgage-related securities, $144.2 million, $100.6 million and $55.0 million are insured or guaranteed by FNMA, FHLMC and GNMA, respectively. Of the total of available-for-sale mortgage-related securities, $107.5 million are corporate securities and therefore not insured by one of the three foregoing agencies. The adjustable-rate securities included in the above totals for March 31, 2009, are $18.8 million, $6.3 million, $22.9 million and $4.8 million for FNMA, FHLMC, GNMA and corporate, respectively.

Agency-backed mortgage-related securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2009, mortgage-related securities with a fair value of $381.7 million held by the Corporation are either AAA rated or are guaranteed by the government. At March 31, 2009, $325.4 million of the Corporation’s mortgage-related securities available-for-sale were pledged to secure various obligations of the Corporation. The Corporation had no mortgage-backed securities held-to-maturity that were pledged to secure obligations of the Corporation at March 31, 2009.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s mortgage-related securities at the dates indicated.

	March 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available For Sale:
Agency CMOs and Remic’s	$142,692	$143,995	$46,648	$47,607	$32,362	$31,916
Non-agency CMO’s	119,503	107,527	79,173	77,617	39,741	39,044
Residential mortgage-backed Securities	97,562	100,754	109,387	112,311	127,468	127,884
GNMA Securities	54,753	55,025	31,709	31,835	49,441	49,127

	414,510	407,301	266,917	269,370	249,012	247,971
Held To Maturity:
Residential mortgage-backed Securities	50	50	59	60	68	68

	50	50	59	60	68	68

Total Mortgage-Related Securities	$414,560	$407,351	$266,976	$269,430	$249,080	$248,039

The Corporation’s mortgage-derivative securities are made up of CMOs, including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended

(“Code”). At March 31, 2009, the Corporation had no mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $278.4 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s mortgage-related securities at March 31, 2009, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	One to Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars in thousands)

Available for Sale:
Agency CMO/REMICs	$—	0.00%	$17,321	4.78%	$126,674	3.22%	$143,995
Non-agency CMOs	49	8.38	21,904	4.87	85,574	7.34	107,527
Residential mortgage-backed Securities	2,580	4.28	28,787	5.34	69,387	4.83	100,754
GNMA Securities	—	—	938	4.93	54,087	3.59	55,025

	2,629	4.36	68,950	5.04	335,722	4.75	407,301

Held to Maturity:
Residential mortgage-backed Securities	—	—	50	5.17	—	—	50

	—	—	50	5.17	—	—	50

Mortgage-related securities	$2,629	4.36%	$69,000	5.04%	$335,722	4.75%	$407,351

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

The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are interest rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank’s liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2009, the Bank had $457.3 million in brokered deposits, which accounted for 11.7% of its $3.9 billion of total deposits and accrued interest.

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

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2009.

		Over Six	Over	Over Two
		Months	One Year	Years	Over
	Six Months	Through	Through	Through	Three
Interest Rate	and Less	One Year	Two Years	Three Years	Years	Total
			(In thousands)

0.00% to 2.99%	$423,954	$212,594	$120,776	$1,413	$10	$758,747
3.00% to 4.99%	852,971	439,795	541,397	105,432	58,019	1,997,614
5.00% to 6.99%	5,363	1,759	1,063	2,843	437	11,465
S&C PVA(1)	25	15	14	5	—	59

	$1,282,313	$654,163	$663,250	$109,693	$58,466	$2,767,885

(1)	Stemming from the Bank’s acquisition of S&C Bank on January 2, 2008, a purchase value adjustment was made to the market values of certificates of deposit and core deposit accounts. The market value of certificate of deposit accounts was determined by discounting cash flows using current deposit rates for the remaining contractual maturity. The preliminary market value of the core deposit intangible in the amount of $5.5 million (checking, money market and passbook accounts) was determined using discounted cash flows with estimated decay rates and is not included in the above table.

At March 31, 2009, the Bank had $500.5 million of certificates greater than or equal to $100,000, of which $85.7 million are scheduled to mature in seven through twelve months and $135.6 million in over twelve months.

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

From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2009, but may do so in the future.

The Corporation has a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funds other Corporation needs. The interest is at an 8.00% fixed rate, and is payable monthly. Each LIBOR note has a specified maturity. The final maturity of the line of credit is in May 2010. At March 31, 2009 and 2008, the Corporation had drawn $116.3 million and $118.5 million under this line of credit, respectively. See Note 10 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings at the dates indicated.

	March 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

FHLB advances	$887,329	3.41%	$1,059,850	3.63%	$810,320	4.64%
Other borrowed funds	191,063	6.03	146,887	4.37	90,157	6.85

The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings at the dates and for the periods indicated.

	March 31,
	2009	2008	2007
	(In thousands)

Maximum month-end balance:
FHLB advances	$210,500	$665,300	$408,800
Other borrowed funds	118,465	118,465	92,126
Average balance:
FHLB advances	100,217	434,446	239,204
Other borrowed funds	116,678	72,853	89,063

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

The following table sets forth certain selected parent-only financial data of IDI at and for the years ended March 31, 2009 and 2008.

	At or for the Year
	Ended March 31
	2009	2008
	(In thousands)

Cash and other assets	$3,248	$5,302
Loans receivable, net	2,132	3,587
Investments in consolidated partnerships and corporations:
California Investment Directions	(640)	1,176
Nevada Investment Directions	(619)	3,624
Indian Palms	5,739	11,510
Davsha	(3,776)	7,001
Oakmont	—	2,920
Other assets	2,547	338
Total assets	8,631	35,458
Borrowings from the Corporation	20,442	28,873
Other liabilities	—	—
Shareholder’s equity	(11,811)	6,585
Interest expense	(177)	(338)
Investment income (loss):
California Investment Directions	(1,756)	(171)
Nevada Investment Directions	875	28
Indian Palms	(6,143)	(1,070)
Davsha	(6,983)	(922)
Oakmont	74	(15)
Impairment on investments	(5,500)	—
Other income (loss)	458	(671)
Operating expenses	(772)	(782)
Income tax benefit	1,488	1,627
Net loss	(18,436)	(2,314)

California Investment Directions, Inc.  CIDI is a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in S&D Indian Palms, Ltd. and a minority interest in Davsha, LLC. CIDI was organized in the state of California. Davsha and its subsidiaries invest in VIE’s which are subject to consolidation pursuant to FIN 46R. The loss at CIDI in 2009 was the result of decreased sale activity at Davsha and its subsidiaries. See “Davsha, LLC” below for a discussion of the effects of FIN 46R on the financial statements of Davsha and its subsidiaries as well as a discussion of VIE’s in Note 1 to the Consolidated Financial Statements in Item 8.

Nevada Investment Directions, Inc.  NIDI is a wholly owned non-banking subsidiary of IDI formed in March 1997 that had invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. Oakmont invested in a VIE, Chandler Creek Business Park of Round Rock, Texas, which is subject to consolidation pursuant to FIN 46R.

S&D Indian Palms, Ltd.  Indian Palms is a wholly owned non-banking subsidiary of IDI organized in the state of California which owns a golf resort and land for residential lot development in California. Indian Palms sells land to Davsha, LLC, which in turn sells land to its subsidiaries and subsequently to its real estate partnerships for lot development. Gains are realized as fully developed lots are sold to unaffiliated parties. The loss at Indian Palms in 2009 was the result of an impairment charge as well as decreased lot sales.

Davsha, LLC.  Davsha is a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California, where it purchased land from Indian Palms and develops residential housing for sale. Davsha has three wholly owned non-banking subsidiaries, Davsha III, Davsha V and Davsha VII. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Since each of the three Davsha subsidiaries exercise significant influence over the operations of their respective partnerships, the assets, liabilities, income and expense are consolidated with the financial statements of each of the respective Davsha’s, pursuant to FIN 46R. The loss in 2009 was the result of an impairment charge as well as decreased sale activity at the Davsha subsidiaries.

Oakmont.  Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont is a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The original project consisted of four office warehouse buildings totaling 163,000 square feet and vacant land of approximately 135 acres. Oakmont sold its interest in Chandler Creek in March 2009 to one of the other partners in the partnership. As a result of the sale, Oakmont recognized a gain on sale of $1.4 million.

Together, IDI, CIDI, Indian Palms and Davsha represent the real estate investment segment of the Corporation’s business. At March 31, 2009, the majority of this segment was classified as real estate held for development and sale on the Corporation’s consolidated financial statements. Minority interests of the partnerships are reported as a mezzanine item below liabilities and above stockholders’ equity. The components of income from operations of the real estate investment subsidiaries that are consolidated in accordance with FIN 46R are reported in real estate investment partnership revenue, real estate investment partnership cost of sales, other expenses from real estate partnership operations, and minority interest in net income of real estate partnership operations. For further discussion of the real estate held for development and sale segment, see Note 19 to the Corporation’s Consolidated Financial Statements in Item 8.

The balance of assets at IDI includes loans to finance the acquisition and development of property for various partnerships and subsidiaries. At March 31, 2009, IDI had extended $15.2 million to Indian Palms and $2.5 million to Davsha as compared to $14.5 million to Indian Palms, $2.5 million to Davsha and $2.9 million to Oakmont at March 31, 2008. These amounts are eliminated in consolidation.

At March 31, 2009, the Corporation had extended $20.4 million to IDI to fund various partnership and subsidiary investments. This represents a decrease of $8.5 million from borrowings of $28.9 million at March 31, 2008. These amounts are eliminated in consolidation.

ADPC Corporation.  ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2009 amounted to $3.7 million as compared to $511,000 at March 31, 2008. ADPC had a net loss of $747,000 for the year ended March 31, 2009 as compared to net income of $3,000 for the year ended March 31, 2008.

Anchor Investment Corporation.  AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $212.6 million at March 31, 2009 as compared to $216.4 million at March 31, 2008. AIC had net income of $5.3 million for the year ended March 31, 2009 as compared to $6.7 million for the year ended March 31, 2008.

Employees

The Corporation had 1,000 full-time employees and 169 part-time employees at March 31, 2009. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

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

As of March 31, 2009, the Bank was in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.17%, 6.17% and 10.20%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances. Subsequent to March 31, 2009, the Bank voluntarily entered into a cease and desist agreement with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. See Note 22 to the Consolidated Financial Statements included in Item 8.

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

As of March 31, 2009, the Bank was “well capitalized.” See Note 22 to the Consolidated Financial Statements included in Item 8.

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

Qualified Thrift Lender Test.  A savings association can comply with the qualified thrift lender, or QTI, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTI test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTI test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTIs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At March 31, 2009, the amount of the Bank’s assets which were invested in QTIs exceeded the percentage required to qualify the Bank under the QTI test.

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

Federal Deposit Insurance.  The FDIC insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions. Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund administered by the FDIC were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”), effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The FDIC also has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the level of basic FDIC insurance of accounts was temporarily increased to $250,000. The basic level is scheduled to return to $100,000 on December 31, 2009.

In addition, on November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to its Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was first announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage through December 31, 2009 for non-interest bearing transaction deposit accounts paying less than 0.5% interest per annum and held at participating FDIC-insured institutions. Coverage under the TLGP was available for the first 30 days without charge. The Company and the Bank elected to continue to participate in the TLGP account insurance program, through payment of a fee assessment of 10 basis points per quarter on amounts in excess of $250,000 in covered accounts. At March 31, 2009, neither the Company nor the Bank had issued any senior unsecured debt under the TLGP.

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

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the first quarter of 2009 was .0104% of insured deposits and it is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008 and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board 7.0 basis point increase in the assessment range for the first quarter of 2009. The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range 7.0 to 77.5 basis points. In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009.

Brokered Deposits.  The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $457.3 million of outstanding brokered deposits at March 31, 2009. Subsequent to March 31, 2009, the Bank voluntarily entered into a cease and desist agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS. See Note 22 to the Consolidated Financial Statements included in Item 8.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on extensions of credit to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2009, the Bank was in compliance with the above restrictions.

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•	Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the US government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $110 million pursuant to the program.

•	Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for participation or opting out of this program was December 5, 2008. We elected not to opt out of the program.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

The American Recovery and Reinvestment Act of 2009.

On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes. Further legislation is anticipated to be passed with respect to the economic recovery. However, the executive compensation limitations contained in the ARRA will not have any effect on the Company since it elected not to participate in the TARP CPP.

In February 2009, the Administration also announced its Financial Stability Plan and Homeowners Affordability and Stability Plan (“HASP”). The Financial Stability Plan is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

•	the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

•	the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

•	an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA — rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

•	the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

The HASP is a program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of “responsible” homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

Beyond the Company’s participation in certain programs, such as TARP, the Company will benefit from these programs if they help stabilize the national banking system and aid in the recovery of the housing market.

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

Risks Related to the U.S. Financial Industry

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•	The process we use to estimate losses inherent in our loan and investment portfolios requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers and trust preferred securities issuers to repay their debts. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Risks Related to Our Business

We experienced a net loss in fiscal 2009 directly attributable to a substantial deterioration in our residential construction and residential land loan portfolio and the resulting increase in our provision for loan losses and, an impairment charge representing a full write-down of our goodwill asset.

We realized a net loss of $228.3 million in fiscal 2009. The net loss is the direct result of an impairment charge of $72.2 million representing a full write-down of our goodwill asset and a $205.7 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to an overall increase in nonperforming assets and the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation. The $72.2 million impairment charge was the result of the Corporation completing an impairment valuation test of its goodwill asset during the fiscal year due to the continued deterioration of market conditions as well as continued deterioration in our credit quality.

At March 31, 2009, our non-performing loans (loans past due 90 days or more) were $146.2 million compared to $101.2 million at March 31, 2008 and our loans classified as substandard were $504.5 million compared to $143.9 million at March 31, 2008. For the year ended March 31, 2009, annualized net charge-offs as a percentage of average loans were 2.60% compared to 0.18% for the corresponding period in 2008. These increases are primarily due to our residential construction and residential land loan portfolio.

At March 31, 2009, approximately 74% of total gross loans were classified as first mortgage loans, with approximately 7% of loans being classified as construction loans and approximately 6% being classified as land loans.

The deterioration in our construction and land loan portfolios has been caused primarily by the weakening economy and the slow down in sales of the housing market. The local unemployment rate has risen to 9.4% as of March 31, 2009 compared to 5.6% at March 31, 2008. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into nonaccrual status.

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

Under the terms of the agreement we executed with Treasury pursuant to the Capital Purchase Program (“CPP”), for so long as any preferred stock issued under the CPP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without Treasury’s consent until the third anniversary of Treasury’s investment or until Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. Furthermore, as long as the preferred stock issued to Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

Future sales or other dilution of the Corporation’s equity may adversely affect the market price of the Corporation’s common stock.

In connection with our participation in the CPP the Corporation has, or under other circumstances the Corporation may, issue additional common stock or preferred securities, including securities convertible or exchangeable for, or that represent the right to receive, common stock. Further, pursuant to the cease and desist order with the OTS, the Bank must meet certain capital ratios which may require additional equity capital, which would significantly dilute the current shareholders. The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market. The issuance of additional common stock would dilute the ownership interest of the Corporation’s existing shareholders.

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. If we do not raise additional capital, we may not be in compliance with the capital requirements of the Bank’s Cease and Desist Order, which could have a material adverse effect upon us.

The Cease and Desist Orders require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. To date, in the current economic environment, the Bank has not been able to raise sufficient additional capital to ensure compliance with the capital requirements of the Cease and Desist Order. Without a waiver by OTS or amendment or modification of the Cease and Desist Order, the Bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the Bank ’s business activities, or place the Bank in conservatorship or receivership). If the Bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the Company’s ownership interest in the Bank. In addition, further restrictions could be placed on the Bank if it were determined that the Bank was undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased. See “Recent Developments” in Management Discussion and Analysis.

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

Although the Bank is considered “well capitalized” for regulatory purposes as of March 31, 2009, we will incur increased premiums for deposit insurance, require FDIC approval to gather brokered deposits, and will trigger acceleration of the maturity of certain of our brokered deposits if we fall below the “well capitalized” threshold.

As of March 31, 2009, the Bank is considered “well capitalized” for regulatory capital purposes. If we fall below “well capitalized,” the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. In addition, we will be required to obtain FDIC approval to gather brokered deposits during such times as we remain “adequately capitalized” for regulatory capital purposes. Requiring us to obtain regulatory approval prior to accepting brokered deposits will affect our ability to increase our liquidity position, in some cases, in a timely manner. See Note 22 to the Consolidated Financial Statements included in Item 8.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of March 31, 2009. In addition as of March 31, 2009, the Corporation had outstanding borrowings from the FHLB of $887.3 million, out of our maximum borrowing capacity of $983.9 million, from the FHLB at this time.

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

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $89.2 million to $198.7 million, or 3.8% of total assets, at March 31, 2009 from $109.5 million, or 2.1% of total assets, at March 31, 2008. Comparatively, non-performing assets increased by $55.0 million to $109.5 million, or 2.1% of total assets, at March 31, 2008, from $54.5 million, or 1.2% of total assets, at March 31, 2007. If loans that are currently non-performing further deteriorate we would need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated, which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2009, relative to comparable periods for the preceding year. Our provision for loan losses increased by $183.1 million to $205.7 million for the fiscal year ended March 31, 2009 from $22.6 million for the fiscal year ended March 31, 2008. Our allowance for loan losses increased by $98.9 million to $137.2 million, or 3.3% of total loans, at March 31, 2009, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan losses also increased by $17.8 million to $38.3 million, or 0.9% of total loans, at March 31, 2008 from $20.5 million, or 0.5% of total loans at March 31, 2007. Our allowance for loan and foreclosure losses was 73.5% at March 31, 2009, 35.0% at March 31, 2008 and 37.7% at March 31, 2007, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

Our real estate operations have had and may continue to have an adverse effect on our results of operations.

We conduct real estate operations through Investment Directions, Inc, a wholly owned subsidiary, which invests in various real estate subsidiaries and partnerships and conducts real estate development and sales throughout California, Texas and Minnesota. As a result of weakening conditions in the real estate market and reduced sales of its properties, we have incurred losses from the operations of its real estate subsidiaries in recent years, which are expected to continue unless the real estate market improves. Losses from IDI’s real estate operations increased by $16.1 million to $18.4 million for the fiscal year ended March 31, 2009 from $2.3 million for the fiscal year March 31, 2008 compared to losses of $1.7 million for the fiscal year ended March 31, 2007. The increased loss was the result of management applying a $17.6 million valuation allowance for the decline in the appraised value of real estate. We have no current plans to engage in additional real estate investment activities through IDI and are exploring opportunities to sell or otherwise divest IDI’s current investments as soon as practicable. Additional losses from our real estate operations would have an adverse effect on our results of operations and capital.

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

Future Federal Deposit Insurance Corporation assessments will hurt our earnings.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $2.5 million for the year ended March 31, 2010 as compared to the year ended March 31, 2009 as a result of this special assessment. In addition, the final rule allows the Federal Deposit Insurance Corporation to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year, reaching unprecedented levels. In many cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected, which in turn could adversely affect our business, financial condition and results of operations.

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

We are party to a Credit Agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended by Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 29, 2009 (the “Credit Agreement”). The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.

The Credit Agreement includes operating covenants covering, among other things, our capital ratios and non-performing asset levels. Additional operating covenants cover the Bank’s dividend payments and set minimum net income requirements.

A breach of any of these covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default, all amounts outstanding under the Credit Agreement could become immediately due and payable. The lenders are under no obligation to make additional loans and amounts repaid by the Corporation may not be reborrowed. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.

We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2010 or the receipt of net proceeds of a financing transaction from the sale of equity securities.

As of March 31, 2009, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2010 or the receipt of net proceeds of a financing transaction from the sale of equity securities. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by May 31, 2010, which may limit our ability to fund ongoing operations.

Unless the maturity date is extended, our outstanding borrowings under our Credit Agreement are due on May 31, 2010. The Credit Agreement does not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

If we fail to meet our payment obligations under the Credit Agreement, such failure will constitute an event of default. When an event of default occurs, the agent, on behalf of the lenders may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Corporation or other securities or assets of the Corporation’s subsidiaries which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and you could lose your investment in the securities.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

At March 31, 2009, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 73 other full-service offices and two loan origination offices. The Bank owns 47 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 23 full-service offices. The Bank also owns a building at its headquarters which hosts its support center, two buildings that are vacant and for sale, two vacant lots for sale as well as three land sites for future development. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2009 and 2029. The aggregate net book value at March 31, 2009 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $35.3 million. See Note 8 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment.

Item 3.	Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended March 31, 2009, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Common Stock

The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ABCW”. At June 5, 2009, there were approximately 2,500 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.

Quarterly Stock Price and Dividend Information

The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2009 and 2008.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2009	$2.770	$0.380	$—
December 31, 2008	7.730	1.810	0.010
September 30, 2008	9.450	5.860	0.100
June 30, 2008	19.920	7.010	0.180

March 31, 2008	$25.580	$16.740	$0.180
December 31, 2007	28.360	21.580	0.180
September 30, 2007	29.100	21.210	0.180
June 30, 2007	29.000	26.160	0.170

For information regarding restrictions on the payments of dividends by the Bank to the Corporation, see “Item 1. Business — Regulation and Supervision — The Bank — Restrictions on Capital Distributions” in this report.

Repurchases of Common Stock

As of March 31, 2009, the Corporation does not have a stock repurchase plan in place.

Performance Graph

The following graph compares the yearly cumulative total return on the Common Stock over a five-year measurement period since March 31, 2004 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Morningstar, Inc. index (formally known as the Hemscott Group) Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.	Selected Financial Data

The following information at and for the years ended March 31, 2009, 2008, 2007, 2006 and 2005 has been derived from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
	2009	2008(4)	2007	2006	2005
		(Dollars in thousands, except per share data)

Operations Data:
Interest income	$260,262	$296,675	$280,692	$238,550	$199,979
Interest expense	135,472	167,670	152,646	105,846	79,276
Net interest income	124,790	129,005	128,046	132,704	120,703
Provision for loan losses	205,719	22,551	11,255	3,900	1,579
Real estate investment partnership revenue	2,130	8,623	18,977	33,974	106,095
Other non-interest income	43,401	42,255	35,275	32,943	28,255
Real estate investment partnership cost of sales	1,736	8,489	17,607	28,509	74,875
Other non-interest expenses	221,423	98,463	90,119	89,879	87,186
Minority interest in income (loss) of real estate partnership operations	(148)	(402)	(241)	1,723	13,546
Income taxes	(30,098)	19,650	24,586	30,927	29,532
Net income	(228,311)	31,132	38,972	44,683	48,335
Earnings per share:
Basic	(10.83)	1.48	1.82	2.07	2.14
Diluted	(10.83)	1.48	1.80	2.03	2.10
Balance Sheet Data:
Total assets	$5,273,055	$5,149,557	$4,539,685	$4,275,140	$4,050,456
Investment securities	77,684	87,036	73,545	49,521	52,055
Mortgage-related securities	407,351	269,429	248,039	247,515	203,752
Loans receivable held for investment, net	3,896,439	4,202,833	3,874,049	3,614,265	3,414,608
Deposits	3,923,827	3,539,994	3,248,246	3,040,217	2,873,533
Other borrowed funds	1,078,392	1,206,761	900,477	861,861	793,609
Stockholders’ equity	213,721	345,116	336,866	321,025	310,678
Common shares outstanding	21,569,785	21,348,170	21,669,094	21,854,303	22,319,513
Other Financial Data:
Book value per common share at end of period	$4.81	$16.17	$15.55	$14.69	$13.92
Dividends paid per share	0.29	0.71	0.67	0.62	0.49
Dividend payout ratio	(2.68)%	47.97%	36.81%	29.95%	22.90%
Yield on earning assets	5.63	6.25	6.71	6.05	5.41
Cost of funds	2.94	3.65	3.80	2.80	2.25
Interest rate spread	2.69	2.60	2.91	3.25	3.16
Net interest margin(1)	2.70	2.72	3.06	3.36	3.27
Return on average assets(2)	(4.60)	0.63	0.89	1.08	1.24
Return on average equity(3)	(76.22)	9.17	11.75	14.16	15.69
Average equity to average assets	6.04	6.82	7.55	7.62	7.92

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Return on average assets represents net income as a percentage of average total assets.

(3)	Return on average equity represents net income as a percentage of average total stockholders’ equity.

(4)	During the fourth quarter, the Corporation acquired S&C Bank, which consisted of total assets of $381.1 million, total deposits of $305.5 million and total loans of $280.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:

•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss). If a security is impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the consolidated statement of income with the security assigned a new cost basis. Management has applied EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” based on the security attributes at the purchase date and then does not further evaluate. All securities were of high credit quality (i.e. rated AA or above) at the purchase date and therefore, do not fall within the scope of EITF 99-20.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management determines fair value based on quoted market prices, identical assets in active markets or by other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques. The Corporation uses a pricing service as a source for fair values for a many of its securities. The Corporation also utilizes an independent firm that utilizes a discounted cash flow model for determining fair value and the credit portion of other-than-temporary impairments that are recognized in earnings on certain corporate mortgage-related securities in accordance with FAS FSP 115-2 and 124-2. Adjustments to the available-for-

sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

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

Our primary lending emphasis has been commercial real estate loans, construction loans and land acquisition and development loans for both residential and commercial projects. As the result of current economic conditions, the Bank has currently curtailed this lending emphasis. We have a concentration of loans secured by real property located in Wisconsin. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. During the year ended March 31, 2009, we decided to make further increases to the qualitative loss factors due to the weaknesses in the real estate markets in which we operate, declines in appraisal valuations, increases in nonperforming loans, increases in potential problem loans, and the general weakening of the local economies in the markets in which we operate. The factor for historical loss experience was reduced to a three-year average from a five-year average during the year ended March 31, 2009. In the event that our residential construction and land portfolio continues to experience deterioration in estimated collateral values, we may have to further adjust and discount the appraised values for the collateral underlying the loans in that portfolio, which could result in significant increases to our provision for loan losses.

We consider the ratio of the allowance for loan losses to total loans at March 31, 2009 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of cost or fair value. An impairment charge of $2.4 million was recorded during the year ended March 31, 2009.

•	The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. A valuation allowance of $46.3 million excluding the valuation on the deferred tax asset related to unrealized losses on available for sale securities was placed on deferred tax assets during the year ended March 31, 2009. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

•	Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The Corporation annually reviews the goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. If the fair value of our reporting unit with goodwill exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit with goodwill is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

During the quarter ended December 31, 2008, our stock price continued to deteriorate. In addition, there was continued deterioration in our credit quality. These market conditions and related credit concerns caused valuations for financial institutions to decrease significantly during the three months ended December 31, 2008. The market price of the Corporation’s stock declined from $7.34 on September 30, 2008 to $2.76 at December 31, 2008.

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

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

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

	Year Ended March 31, 2009
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$102	$261,373	$(1,213)	$260,262
Interest expense	1,116	135,569	(1,213)	135,472

Net interest income (loss)	(1,014)	125,804	—	124,790
Provision for loan losses	—	205,719	—	205,719

Net interest income (loss) after provision for loan losses	(1,014)	(79,915)	—	(80,929)
Real estate investment partnership revenue	2,130	—	—	2,130
Other revenue from real estate operations	8,194	—	—	8,194
Other income	—	35,297	(90)	35,207
Real estate investment partnership cost of sales	(1,736)	—	—	(1,736)
Other expense from real estate partnership operations	(9,596)	—	90	(9,506)
Real estate partnership impairment	(17,631)	—	—	(17,631)
Minority interest in loss of real estate partnerships	148	—	—	148
Other expense	—	(194,286)	—	(194,286)

Income (loss) before income taxes	(19,505)	(238,904)	—	(258,409)
Income tax expense (benefit)	(1,068)	(29,030)	—	(30,098)

Net income (loss)	$(18,437)	$(209,874)	$—	$(228,311)

Total assets at end of period	$25,070	$5,247,985	$—	$5,273,055
Goodwill	$—	$—	$—	$—

	Year Ended March 31, 2008
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$141	$298,515	$(1,981)	$296,675
Interest expense	1,828	167,823	(1,981)	167,670

Net interest income (loss)	(1,687)	130,692	—	129,005
Provision for loan losses	—	22,551	—	22,551

Net interest income (loss) after provision for loan losses	(1,687)	108,141	—	106,454
Real estate investment partnership revenue	8,623	—	—	8,623
Other revenue from real estate operations	7,440	—	—	7,440
Other income	—	35,643	(119)	35,524
Real estate investment partnership cost of sales	(8,489)	—	—	(8,489)
Other expense from real estate partnership operations	(10,291)	—	119	(10,172)
Minority interest in loss of real estate partnerships	402	—	—	402
Other expense	—	(89,000)	—	(89,000)

Income (loss) before income taxes	(4,002)	54,784	—	50,782
Income tax expense (benefit)	(1,682)	21,332	—	19,650

Net income (loss)	$(2,320)	$33,452	$—	$31,132

Total assets at end of period	$72,028	$5,077,529	$—	$5,149,557
Goodwill	$—	$72,375	$—	$72,375

	Year Ended March 31, 2007
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
		(In thousands)

Interest income	$362	$282,308	$(1,978)	$280,692
Interest expense	1,906	152,718	(1,978)	152,646

Net interest income (loss)	(1,544)	129,590	—	128,046
Provision for loan losses	—	11,255	—	11,255

Net interest income (loss) after provision for loan losses	(1,544)	118,335	—	116,791
Real estate investment partnership revenue	18,977	—	—	18,977
Other revenue from real estate operations	6,560	—	—	6,560
Other income	—	28,581	(119)	28,462
Real estate investment partnership cost of sales	(17,607)	—	—	(17,607)
Other expense from real estate partnership operations	(8,950)	—	119	(8,831)
Minority interest in loss of real estate partnerships	241	—	—	241
Other expense	—	(81,035)	—	(81,035)

Income (loss) before income taxes	(2,323)	65,881	—	63,558
Income tax expense (benefit)	(606)	25,192	—	24,586

Net income (loss)	$(1,717)	$40,689	$—	$38,972

Total assets at end of period	$74,169	$4,465,516	$—	$4,539,685
Goodwill	$—	$19,956	$—	$19,956

Results of Operations

Comparison of Years Ended March 31, 2009 and 2008

General.  Net income decreased $259.4 million to a loss of $228.3 million in fiscal 2009 from net income of $31.1 million in fiscal 2008. The primary component of this decrease in earnings for fiscal 2009, as compared to fiscal 2008, was a $183.2 million increase in the provision for loan losses. The decrease in net income was also attributable to an increase in non-interest expense of $116.2 million, primarily due to a $72.2 million write down of goodwill due to impairment. In addition, non-interest income decreased $5.3 million and net interest income decreased $4.2 million. These decreases were partially offset by a decrease in income tax expense of $49.7 million. An allowance of $46.3 million was placed on the deferred tax asset during the year ended March 31, 2009. A valuation allowance was recognized because it is more-likely-than-not that a portion of the deferred tax asset will not be realized. The remaining deferred tax asset is realizable due to the ability to carry back losses to prior years, future reversals of existing temporary differences, and the expectation of future taxable income. The returns on average assets and average stockholders’ equity for fiscal 2009 were (4.60)% and (76.22)%, respectively, as compared to 0.63% and 9.17%, respectively, for fiscal 2008.

Net Interest Income.  Net interest income decreased by $4.2 million during fiscal 2009 due to the decreased cost of interest bearing liabilities which was offset by the decline in yield on interest earning assets. Factors that contributed to the decline in net interest income were the fact that approximately $5.6 million of interest income on nonaccrual loans was reversed when the loans were placed on nonaccrual status. The average balances of interest-earning assets decreased to $4.62 billion and the average balance of interest-bearing liabilities increased to $4.61 billion in fiscal 2009, from $4.75 billion and $4.60 billion, respectively, in fiscal 2008. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.00 in fiscal 2009 from 1.03 in fiscal 2008. The average yield on interest-earning assets (5.63% in fiscal 2009 versus 6.25% in fiscal 2008) decreased, as did the average cost on interest-bearing liabilities (2.94% in fiscal 2009 versus 3.65% in fiscal 2008). The net interest margin decreased to 2.70% in fiscal 2009 from 2.72% in fiscal 2008 and the interest rate spread increased to 2.69% from 2.60% in fiscal 2009 and 2008, respectively. The increase in interest rate spread was reflective of a decrease in the cost of funds, which was slightly offset by a smaller decrease in the yields on loans as interest rates decreased. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the decrease of $4.2 million in net interest income stemmed from net rate/volume decreases in interest- earning assets of $36.4 million offset by the net rate/volume decreases of interest- bearing liabilities of $32.2 million.

Provision for Loan Losses.  The provision for loan losses increased $183.2 million from $22.6 million in fiscal 2008 to $205.7 million in fiscal 2009 based on management’s ongoing evaluation of asset quality. This charge reflected an increase in provision to $205.7 million during the year allocated between specific reserves on impaired credits and an increase to the general reserve. The increase in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) an increase in net charge-offs of $99.3 million in fiscal 2009, primarily due to increased mortgage loan charge-offs. and (ii) increases in non-performing loans, in commercial real estate, construction and land and consumer loans, from $101.2 million at March 31, 2008 to $146.2 million at March 31, 2009. These increases resulted in the Corporation’s allowance for loan losses increasing $98.9 million from $38.3 million at March 31, 2008 to $137.2 million at March 31, 2009. The allowance for loan losses represented 3.34% of total loans at March 31, 2009, as compared to 0.87% of total loans at March 31, 2008. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

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

Non-interest Income.  Non-interest income decreased $5.4 million to $45.5 million for fiscal 2009 compared to $50.9 million for fiscal 2008 primarily due to the decrease of income from the Corporation’s real estate segment of $5.7 million for fiscal 2009. In addition, gain (loss) on investments and mortgage-related securities decreased $3.8 million, loan servicing income decreased $2.1 million and other than temporary impairment on securities of $805,000 was recorded. Partially offsetting these decreases were increases in other categories. Net gain on sale of loans increased $4.5 million and service charges on deposits increased $2.4 million.

Non-interest Expense.  Non-interest expense increased $116.2 million to $223.2 million for fiscal 2009 compared to $107.0 million for fiscal 2008 primarily due to goodwill impairment of $72.2 million and a $17.6 million impairment of real estate. In addition, net expense of REO operations increased $11.9 million, compensation expense increased $9.2 million, other non-interest expense increased $6.1 million due to increased legal fees and loan fees, mortgage servicing rights impairment expense increased $3.1 million, furniture and equipment expense increased $1.8 million due to the fact that the current year includes a full year of operations at branches acquired in the prior year, occupancy expense increased $1.6 million due to a full year of operations in the current year of branches acquired in the prior year and data processing expense increased $1.1 million. These increases were offset by a decrease in real estate investment partnership cost of sales of $6.8 million and marketing expense decreased $1.0 million.

Real Estate Segment.  Net income generated by the real estate segment decreased $16.1 million for fiscal 2009 to a net loss of $18.4 million from a net loss of $2.3 million in fiscal 2008. The primary reason for the decrease for fiscal 2009 was a $17.6 million impairment of real estate. In addition, partnership sales decreased $6.5 million, income tax expense increased $614,000 and minority interest in income of real estate partnerships increased $254,000. These decreases in net income were offset in part by a $6.8 million decrease in real estate investment cost of sales and a $754,000 increase in other revenue from real estate operations. Future sales revenues are based on several factors, including the interest rate environment. Therefore, management cannot predict future activity.

Minority Interests.  Minority interest in income (loss) of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such minority interest increased $254,000 from a loss of $402,000 in fiscal 2008 to a loss of $148,000 in fiscal 2009.

For more information on the effects to the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.

Income Taxes.  Income tax expense decreased $49.7 million for fiscal 2009 as compared to fiscal 2008. The effective tax rate for fiscal 2009 was (11.65)% as compared to 38.69% for fiscal 2008. The decline in the effective tax rate was primarily due to the valuation allowance of $46.3 million placed on the deferred tax asset during the year ended March 31, 2009. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. See Note 13 to the Consolidated Financial Statements included in Item 8.

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

Net Interest Income.  Net interest income increased by $959,000 during fiscal 2008 due to the decreased cost of interest bearing liabilities which was offset by the decline in yield on interest earning assets. Factors that contributed to the decline in net interest income were the fact that we no longer receive a dividend from the Federal Home Loan Bank and approximately $6.8 million of income on nonaccrual loans was reversed. The average balances of interest-earning assets and interest-bearing liabilities increased to $4.75 billion and $4.60 billion in fiscal 2008, respectively, from $4.19 billion and $4.02 billion, respectively, in fiscal 2007. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 1.03 in fiscal 2008 from 1.04 in fiscal 2007. The average yield on interest-earning assets (6.25% in fiscal 2008 versus 6.71% in fiscal 2007) decreased, as did the average cost on interest-bearing liabilities (3.65% in fiscal 2008 versus 3.80% in fiscal 2007). The net interest margin decreased to 2.72% in fiscal 2008 from 3.06% in fiscal 2007 and the interest rate spread decreased to 2.60% from 2.91% in fiscal 2008 and 2007, respectively. The decrease in interest rate spread was reflective of an increase in the cost of funds, which was slightly offset by a smaller increase in the yields on loans as interest rates increased. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the increase of $959,000 in net interest income stemmed from net rate/volume increases in interest-bearing liabilities of $15.0 million offset by the net rate/volume increases of interest-earning assets of $16.0 million.

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

Fourth Quarter Results

Net loss for the quarter ending March 31, 2009 was $43.3 million, compared to net income of $5.6 million for the quarter ending March 31, 2008. The results for the quarter ending March 31, 2009 generated an annualized return on average assets of (3.44)% and an annualized return on average equity of (79.64)%, compared to 0.43% and 6.56%, respectively, for the same period in 2008.

Net interest income was $28.7 million for the three months ended March 31, 2009, a decrease of $6.4 million from $35.1 million for the comparable period in 2008. The net interest margin was 2.45% for the quarter ending March 31, 2009 and 2.84% for the quarter ending March 31, 2008.

Provision for loan losses was $56.4 million in the quarter ending March 31, 2009 compared to $10.4 million in the quarter ending March 31, 2008. Net charge-offs were $41.8 million in the quarter ended March 31, 2009 compared to $3.7 million in the quarter ended March 31, 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality” section below for further analysis of the allowance for loan losses.

Non-interest income was $16.0 million for the quarter ended March 31, 2009, an increase of $2.4 million compared to $13.6 million for the quarter ended March 31, 2008. The majority of the increase was attributable to a $4.9 million increase in income from net gain on sale of loans. In addition, revenue from the real estate segment increased $1.3 million. Partially offsetting these increases were a decrease in loan servicing income of $1.7 million.

Non-interest expense increased $18.1 million to $47.9 million for the quarter ended March 31, 2009 from $29.8 million for the quarter ended March 31, 2008 primarily due to a $12.7 million increase in expenses from the Corporation’s real estate segment, which includes $13.0 million of impairment of real estate. In addition, net expense — REO operations increased $2.4 million, compensation expense increased $1.4 million and other non-interest expense increased $1.4 million.

The Corporation had an income tax benefit of $16.1 million for the three months ended March 31, 2009 compared to income tax expense of $2.8 million for the three months ended March 31, 2008. The effective tax rate (benefit) was (27.2)% and 33.5% for the quarter ended March 31, 2009 and 2008, respectively. The change in the effective tax rate was mainly impacted by the adjustments described above.

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

Average Balance Sheets

	Year Ended March 31,
	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning Assets
Mortgage loans	$3,092,823	$181,249	5.86%	$3,276,629	$209,065	6.38%	$2,935,228	$197,962	6.74%
Consumer loans	766,902	45,566	5.94	721,860	48,627	6.74	628,786	45,770	7.28
Commercial business loans	249,502	14,298	5.73	253,794	19,014	7.49	214,239	17,923	8.37

Total loans receivable(1)(2)	4,109,227	241,113	5.87	4,252,283	276,706	6.51	3,778,253	261,655	6.93
Mortgage-related securities(3)	285,276	15,664	5.49	255,700	12,701	4.97	254,716	12,139	4.77
Investment securities(3)	96,792	2,951	3.05	147,087	3,994	2.72	67,362	3,240	4.81
Interest-bearing deposits	76,787	534	0.70	43,405	2,702	6.23	43,384	2,317	5.34
Federal Home Loan Bank stock	54,829	—	0.00	48,689	572	1.17	42,204	1,341	3.18

Total interest-earning assets	4,622,911	260,262	5.63	4,747,164	296,675	6.25	4,185,919	280,692	6.71
Non-interest-earning assets	337,975			228,314			207,698

Total assets	$4,960,886			$4,975,478			$4,393,617

Interest-bearing Liabilities
Demand deposits	$1,023,961	9,377	0.92	$1,113,836	21,135	1.90	$884,460	21,121	2.39
Regular passbook savings	228,978	883	0.39	221,219	916	0.41	202,908	910	0.45
Certificates of deposit	2,217,594	84,597	3.81	2,233,818	101,218	4.53	2,086,700	94,373	4.52

Total deposits	3,470,533	94,857	2.73	3,568,873	123,269	3.45	3,174,068	116,404	3.67
Short-term borrowings	216,206	8,479	3.92	520,852	25,577	4.91	282,652	15,537	5.50
Long-term borrowings	926,665	32,136	3.47	508,958	18,824	3.70	562,597	20,705	3.68

Total interest-bearing liabilities	4,613,404	135,472	2.94	4,598,683	167,670	3.65	4,019,317	152,646	3.80

Non-interest-bearing liabilities	47,946			37,391			42,679

Total liabilities	4,661,350			4,636,074			4,061,996
Stockholders’ equity	299,536			339,404			331,621

Total liabilities and stockholders’ equity	$4,960,886			$4,975,478			$4,393,617

Net interest income/ interest rate spread(4)		$124,790	2.69%		$129,005	2.60%		$128,046	2.91%

Net interest-earning assets	$9,507			$148,481			$166,602

Net interest margin(5)			2.70%			2.72%			3.06%

Ratio of average interest-earning assets to average interest- bearing liabilities	1.00			1.03			1.04

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.
(3)	Average balances of securities available-for-sale are based on amortized cost.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Increase (Decrease) for the Year Ended March 31,
	2009 Compared To 2008				2008 Compared To 2007
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(In thousands)

Interest-earning Assets
Mortgage loans	$(17,044)	$(11,728)	$956	$(27,816)	$(10,680)	$23,025	$(1,242)	$11,103
Consumer loans	(5,737)	3,034	(358)	(3,061)	(3,413)	6,775	(505)	2,857
Commercial business loans	(4,470)	(322)	76	(4,716)	(1,872)	3,309	(346)	1,091

Total loans receivable(1)(2)	(27,251)	(9,016)	674	(35,593)	(15,965)	33,109	(2,093)	15,051
Mortgage-related securities(3)	1,339	1,469	155	2,963	513	47	2	562
Investment securities(3)	490	(1,365)	(168)	(1,043)	(1,411)	3,835	(1,670)	754
Interest-bearing deposits	(2,400)	2,078	(1,846)	(2,168)	384	1	—	385
Federal Home Loan Bank stock	(572)	72	(72)	(572)	(845)	206	(130)	(769)

Total net change in income on interest-earning assets	(28,394)	(6,762)	(1,257)	(36,413)	(17,324)	37,198	(3,891)	15,983
Interest-bearing Liabilities
Demand deposits	(10,935)	(1,705)	882	(11,758)	(4,338)	5,477	(1,125)	14
Regular passbook savings	(63)	32	(2)	(33)	(70)	82	(6)	6
Certificates of deposit	(16,002)	(735)	116	(16,621)	179	6,653	13	6,845

Total deposits	(27,000)	(2,408)	996	(28,412)	(4,229)	12,212	(1,118)	6,865
Short-term borrowings	(5,151)	(14,960)	3,013	(17,098)	(1,657)	13,093	(1,396)	10,040
Long-term borrowings	(1,174)	15,449	(963)	13,312	103	(1,974)	(10)	(1,881)

Total net change in expense on interest-bearing liabilities	(33,325)	(1,919)	3,046	(32,198)	(5,783)	23,331	(2,524)	15,024

Net change in net interest income	$4,931	$(4,843)	$(4,303)	$(4,215)	$(11,541)	$13,867	$(1,367)	$959

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Financial Condition

General.  Total assets of the Corporation increased $123.5 million, or 2.5%, from $5.15 billion at March 31, 2008 to $5.27 billion at March 31, 2009. This increase was primarily attributable to an increase in mortgage-related securities as well as an increase in cash and cash equivalents. In January 2009, the Corporation received $110.0 million in TARP funds, which offset the reduction in loans due to charge-offs and loan repayments.

Mortgage-Related Securities.  Mortgage-related securities (both available-for-sale and held-to-maturity) increased $137.9 million during the year due to purchases of $208.5 million partially offset by principal repayments and fair value adjustments of $69.8 million and other-than-temporary impairments of $805,000 due to credit losses that are recognized in earnings. Mortgage-related securities consisted of $128.9 million of mortgage-backed securities ($128.9 million were available for sale and $50,000 were held to maturity) and $278.4 million of mortgage-derivative securities (all of which were available for sale) at March 31, 2009. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.

Mortgage-related securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, the Corporation may experience credit losses that need to be recognized in earnings as an other-than-temporary impairment.

Loans Receivable.  Total net loans decreased $154.1 million during fiscal 2009 from $4.21 billion at March 31, 2008 to $4.06 billion at March 31, 2009. The activity included (i) originations of $1.81 billion, (ii) sales of $877.4 million and (iii) principal repayments and other reductions of $1.09 billion.

During 2009, the Corporation originated $780.0 million of loans for investment, as compared to $1.19 billion and $1.44 billion during fiscal 2008 and 2007, respectively. Of the $780.0 million of loans originated for investment in fiscal 2009, $126.6 million or 16.2% was comprised of single-family residential loans, $298.7 million or 38.3% was comprised of multi-family residential and commercial real estate loans, $138.3 million or 17.7% was comprised of construction and land loans, $172.6 million or 22.2% was comprised of consumer loans and $43.8 million or 5.6% was comprised of commercial business loans. Single-family residential loans held by the Corporation for investment amounted to $843.5 million and $893.0 million at March 31, 2009 and 2008, respectively, which represented approximately 20.5% and 20.4% of gross loans held for investment in 2009 and 2008, respectively. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, decreased $229.2 million or 6.6% from March 31, 2008 to March 31, 2009 and represented approximately 79.5% and 79.6% of gross loans held for investment at March 31, 2009 and 2008, respectively.

Single-family residential loans originated for sale amounted to $1.01 billion in fiscal 2009, as compared to $530.3 million and $283.7 million in fiscal 2008 and fiscal 2007, respectively. This increase was primarily attributable to the decreasing interest rate environment in fiscal 2009. At March 31, 2009, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $162.0 million, as compared to $9.7 million at March 31, 2008. Loans held for sale are recorded at the lower of cost or market.

Non-Performing Assets.  Non-performing assets (consisting of loans past due more than 90 days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased to $198.7 million or 3.77% of total assets at March 31, 2009 from $109.5 million, or 2.13%, of total assets at March 31, 2008.

Non-performing assets are summarized as follows for the dates indicated:

	March 31, 2009			March 31, 2008
	Non-Performing		Percent of Total	Non-Performing		Percent of Total
	Balance	%	Loans	Balance	%	Loans
	(Dollars in thousands)

Single-family residential	$19,753	13.5%	0.48%	$21,200	20.9%	0.48%
Multi-family residential	17,796	12.2%	0.43%	18,393	18.2%	0.42%
Commercial real estate	40,298	27.6%	0.98%	29,204	28.8%	0.67%
Construction and land	54,492	37.3%	1.33%	14,888	14.7%	0.34%
Consumer	3,336	2.3%	0.08%	2,258	2.2%	0.05%
Commercial business	10,476	7.2%	0.26%	15,298	15.1%	0.35%

Total Non-Performing Loans	$146,151	100.0%	3.56%	$101,241	100.0%	2.31%

	At March 31,	At March 31,
	2009	2008
	(Dollars in thousands)

Total non-performing loans	$146,151	$101,241
Other real estate owned (OREO)	52,563	8,247

Total non-performing assets	$198,714	$109,488

Performing troubled debt restructurings	$61,460	$400

Total non-performing loans to total loans(1)	3.56%	2.31%
Total non-performing assets to total assets	3.77	2.13
Allowance for loan losses to total loans(1)	3.34	0.87
Allowance for loan losses to total non-performing loans	93.85	37.82
Allowance for loan and foreclosure losses to total non-performing assets	73.48	34.98

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

Non-performing loans increased $45.0 million in fiscal 2009 to $146.2 million at March 31, 2009. This increase was largely attributable to an $11.1 million increase in non-performing commercial real estate loans, a $39.6 million increase in construction and land loans and a $1.1 million increase in consumer loans. These increases were offset by a $4.8 million decrease in commercial business loans, a $1.4 million decrease in non-performing single-family residential loans and a $597,000 decrease in non-performing multi-family residential loans. The increase in non-performing commercial real estate loans was largely attributable to the addition of four loans with a carrying value of $1.0 million or more ($9.2 million in the aggregate). The increase in non-performing construction and land loans was largely attributable to the addition of twelve loans with a carrying value of $1.0 million or more ($31.7 million in the aggregate). Non-performing loans consist of loans past due more than 90 days. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days. Additionally, loans past due less than 90 days may be placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. At March 31, 2009, the Corporation had $488.4 million of loans on nonaccrual status and had no loans past due 90 days or more and still accruing interest.

Other real estate owned (“OREO”) increased $44.3 million in during the year ended March 31, 2009. Properties included in OREO at March 31, 2009 with a recorded balance in excess of $1 million are listed below:

				Most
			Date	Recent
		Recorded	Placed in	Appraisal
Description	Location	Balance	OREO	Date
		(In millions)

Condominium project	Southern Wisconsin	$3.1	8/14/2007	8/9/2004
Construction company/equipment	Southern Wisconsin	4.9	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	6.4	12/31/2008	11/1/2008
Sports complex	Southern Wisconsin	2.1	11/11/2008	6/2/2008
Condominium project	Southern Wisconsin	1.1	9/30/2008	11/5/2007
Condominium project	Central Wisconsin	12.8	3/31/2009	1/1/2006
Apartment building	Minnesota	3.3	6/18/2008	4/28/2009
Property secured by CBRF	Northeast Wisconsin	4.4	12/31/2008	3/1/2009
Several single family properties	Wisconsin/Minnesota	7.7	9/16/2008	6/1/2007
Other properties individually less than $1 million		15.7
Valuation allowance on OREO		(8.9)

		$52.6

On a quarterly basis, the Corporation reviews its list prices of its OREO properties and makes appropriate adjustments based on market analysis by its brokers. A valuation allowance was placed on OREO during the year ended March 31, 2009 due to the age of appraisals and the slow housing market.

Loan Delinquencies.  The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank’s total loans held for investment at the dates indicated.

	March 31,
	2009		2008		2007
		% of		% of		% of
		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans

30 to 59 days	$64,862	1.58%	$66,617	1.52%	$12,776	0.31%
60 to 89 days	29,858	0.73	12,928	0.29	5,414	0.13
90 days and over	146,151	3.56	101,241	2.31	47,041	1.16

Total	$240,871	5.86%	$180,786	4.12%	$65,231	1.60%

The interest income that would have been recorded during fiscal 2009 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $5.6 million. The amount of interest income attributable to these loans and included in interest income during fiscal 2009 was $3.3 million.

Potential Problem Loans.  Management utilizes an internal asset classification system as a means of reporting problem and potential problem assets. At least quarterly, a list is presented to the Bank’s Board of Directors showing all loans listed as “Special Mention”, “Substandard”, “Doubtful” or “Loss.” A Special Mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan at some future date. An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as

Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Watch loans. As of March 31, 2009, loans classified as Special Mention, Substandard, Doubtful and Loss totaled $504.5 million ($488.4 million of which is considered impaired) compared to $143.9 million ($104.1 million of which is considered impaired) as of March 31, 2008, an increase of $360.6 million. The $360.6 million increase in classified assets was attributable to the addition of 56 single- and multi-family residential loans with a carrying value greater of $1.0 million or more that totaled $245.6 million in the aggregate. The increase was also attributable to the addition of thirteen commercial real estate loans ($64.3 million in the aggregate).

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

Allowances for Loan and Foreclosure Losses.  Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that repayment of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors noted earlier.

Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal three-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OTS, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formulae used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

With the observed deterioration of the loan portfolio while recognizing the adverse effects of the economic conditions in the marketplace, management deemed it necessary to engage the assistance of outside experts in the evaluation of the credit quality of the loan portfolio and the overall adequacy of the allowance for loan losses. The consultants were further charged with reviewing existing procedures and qualitative factors for evaluating loans and providing recommendations for improvement. Based on their findings, the following enhancements were made:

•	Further stratification and segmentation of the loan portfolio with the identification and application of appropriate and specific risk factors

•	Expansion of qualitative factors from 5 to 9 by isolating specific critical factors that had been previously comingled

•	More focused application of the principles of FASB #114 to identify the potential impairment of loans

These enhanced procedures and risk factors were then applied to the loan portfolio to determine the adequacy of the allowance for loan losses and provision for loan losses.

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

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Year Ended March 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)

Allowance at beginning of year	$38,285	$20,517	$15,570	$26,444	$28,607
Purchase of S&C Bank	—	2,795	—	—	—
Charge-offs:
Construction	(18,974)	—	—	—	—
Mortgage	(60,638)	(4,921)	(1,230)	(1,216)	(2,474)
Consumer	(2,310)	(862)	(416)	(584)	(822)
Commercial business	(27,002)	(2,130)	(5,571)	(13,275)	(1,174)

Total charge-offs	(108,924)	(7,913)	(7,217)	(15,075)	(4,470)

Recoveries:
Mortgage	1,206	93	43	155	426
Consumer	73	48	62	81	71
Commercial business	806	194	804	65	231

Total recoveries	2,085	335	909	301	728

Net charge-offs	(106,839)	(7,578)	(6,308)	(14,774)	(3,742)

Provision	205,719	22,551	11,255	3,900	1,579

Allowance at end of year	$137,165	$38,285	$20,517	$15,570	$26,444

Net charge-offs to average loans held for sale and for investment	(2.60)%	(0.18)%	(0.17)%	(0.42)%	(0.12)%

Total loan charge-offs were $108.9 million and $7.9 million for the fiscal years ending March 31, 2009 and 2008, respectively. Total loan charge-offs for the years ended March 31, 2009 and 2008 increased $101.0 million and $696,000 respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2009 was largely due to an increase of $55.7 million in mortgage charge-offs as well as a $24.9 million increase in commercial business loan charge-offs, a $19.0 million increase in construction loan charge-offs and a $1.4 million increase in consumer loan charge-offs. The increase in charge-offs for fiscal 2008 was largely due to an increase of $3.7 million in mortgage loan charge-offs and a $446,000 increase in consumer loan charge-offs, which was offset in part by a $3.4 million decrease in commercial business charge-offs. Recoveries increased $1.8 million from $335,000 in fiscal 2008 to $2.1 million in fiscal 2009. Recoveries decreased $574,000 during the fiscal year ended March 31, 2008.

The provision for loan losses increased $183.2 million to $205.7 million for the fiscal year ending March 31, 2009 compared to $22.6 million for the year ended March 31, 2008. The increase in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the increase in non-accrual loans to total loans to 3.56% at March 31, 2009 from 2.31% at March 31, 2008 as well as an increase in total non-performing assets to 3.77% at March 31, 2009 from 2.13% at March 31, 2008 to be factors that warranted an increase in the provision for loan losses.

The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	As of March 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2009	Loans	2008	Loans	2007	Loans	2006	Loans	2005	Loans
	(Dollars in thousands)

Allowance allocation:
Single-family residential	$11,154	20.52%	$5,175	20.35%	$1,515	20.76%	$551	20.51%	$951	22.59%
Multi-family residential	19,202	16.12	2,736	15.82	1,563	16.11	699	16.35	598	16.45
Commercial real estate	50,218	24.84	13,493	24.79	9,214	25.10	4,924	25.43	10,057	25.57
Construction and land	30,526	13.00	7,522	16.15	1,447	16.61	988	16.11	1,665	13.82
Consumer	3,703	19.71	1,468	16.57	1,429	15.64	1,410	16.25	2,925	16.36
Commercial business	22,362	5.81	7,891	6.32	5,349	5.78	6,998	5.35	10,248	5.21

Total allowance for loan losses	$137,165	100.00%	$38,285	100.00%	$20,517	100.00%	$15,570	100.00%	$26,444	100.00%

Allowance category as a percent of total allowance:
Single-family residential	8.13%		13.52%		7.38%		3.54%		3.60%
Multi-family residential	14.00		7.15		7.62		4.49		2.26
Commercial real estate	36.61		35.24		44.91		31.62		38.03
Construction and land	22.25		19.65		7.05		6.35		6.30
Consumer	2.70		3.83		6.96		9.06		11.06
Commercial business	16.30		20.61		26.07		44.95		38.75

Total allowance for loan losses	100.00%		100.00%		100.00%		100.00%		100.00%

Management increased the allowance for the single-family residential loan portfolio due to management analysis of individual spec builders which indicate potential losses due to the slow down of residential real estate transactions. Of the $11.2 million allocated to single-family residential, $2.3 million is due to specific credits. The allowance allocation for the commercial real estate and construction and land loan portfolios increased primarily due to the analysis of individual credits which required allocation of additional reserves for potential loss as well as the increase in non-performing loans. Approximately half of the allowance allocated to commercial real estate and construction and land categories are related to specific loans. Of the $22.4 million allocated to commercial business, $10.2 million is related to specific loans. Overall, of the Corporation’s $137.2 million allowance for loan losses, $73.3 million is related to specific loans.

Although management believes that the March 31, 2009 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

Accrued Interest and Other Assets.  Accrued interest and other assets increased $31.2 million to $108.0 million at March 31, 2009 from $76.7 million at March 31, 2008. The increase was mainly due to an increase in income taxes receivable of $27.4 million.

Deposits.  Deposits increased $383.8 million during fiscal 2009 to $3.92 billion, of which $556.4 million was due to increases in certificates of deposit and $11.6 million was due to increases in passbook accounts. These increases were partially offset by a decrease of $176.4 million in money market accounts and a $1.3 million decrease in checking accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in fiscal 2009. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to $457.3 million at March 31, 2009, as compared to $220.3 million at March 31, 2008. The weighted average cost of deposits decreased to 2.73% in fiscal 2009 compared to 3.45% in fiscal 2008.

Borrowings.  FHLB advances decreased $172.5 million during fiscal 2009. At March 31, 2009, advances totaled $887.3 million and had a weighted average interest rate of 3.41% compared to advances of $1.06 billion with a weighted average interest rate of 3.63% at March 31, 2008. Other loans payable increased $44.2 million from the prior fiscal year. Other loans payable consist of borrowings of the Corporation of $116.3 million, which was primarily for the purpose of the Corporation’s stock repurchase program, a decrease of $2.2 million over March 31, 2008. In addition, borrowings by the partnerships of IDI’s subsidiaries were $14.8 million at March 31, 2009, a decrease of $13.6 million over March 31, 2008 and borrowings for the Bank were $60.0 million at March 31, 2009, an increase of $60.0 million over March 31, 2008. Per FIN 46R, such borrowings are consolidated into the Corporation’s consolidated financial statements. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8.

Stockholders’ Equity.  Stockholders’ equity at March 31, 2009 was $213.7 million, or 4.05% of total assets, compared to $345.1 million, or 6.70% of total assets at March 31, 2008. Stockholders’ equity decreased during the year as a result of (i) comprehensive loss of $236.5 million, which includes net loss of $228.3 million and a decrease in net unrealized gains on available-for-sale securities and non-credit OTTI charges included as a part of accumulated other comprehensive income of $8.2 million, (ii) the payment of cash dividends of $6.1 million, (iii) the dividend accrued on preferred stock of $925,000 and (iv) the tax benefit from certain stock options of $35,000. These decreases were partially offset by (i) the issuance of preferred stock and common stock warrants to the Treasury of $110.0 million, (ii) the exercise of stock options of $1.5 million and (iii) the purchase of stock by retirement plans of $693,000.

Liquidity and Capital Resources

On a parent-only basis at March 31, 2009, the Corporation’s commitments and debt service requirements consisted primarily of $116.3 million payable to U.S. Bank pursuant to a $116.3 million line of credit and $14.8 million of mortgage loans to subsidiaries of the Corporation secured by real estate held for development. The weighted average rate on the line of credit was 8.00% at March 31, 2009 and the line of credit matures in May 2010. Corporation loans to IDI and other non-bank subsidiaries amounted to $20.4 million at March 31, 2009.

The Corporation’s principal sources of funds for it to meet its parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. During fiscal 2009, the Bank made dividend payments of $6.2 million to the Corporation, and at March 31, 2009 the Bank had nothing available for dividends that could be paid to the Corporation without application for approval by (but with prior notice to) the OTS.

On January 30, 2009, as part of the United States Department of the Treasury (the “UST”) Capital Purchase Program (the “CPP”), the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) issued 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation may not redeem the Preferred Stock during the first three years following issuance except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.

As long as any Preferred Stock is outstanding, the Corporation may pay dividends on its Common Stock, $.10 par value per share (the “Common Stock”), and redeem or repurchase its Common Stock, provided that all accrued and unpaid dividends for all past dividend periods on the Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Preferred Stock, unless Preferred Stock has been redeemed or the UST has transferred all of the Preferred Stock to third parties, the consent of the UST will be required for the Corporation to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. The Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase up to 7,399,103 shares (the “Warrant Shares”) of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16,500,000. The term of the Warrant is ten years. Exercise of the Warrant is subject to the receipt by the Corporation of shareholder approval. The Warrant provides for the adjustment of the exercise price should the Corporation not receive shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The terms of the Treasury Department’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and Warrants in the Bank as Tier 1 capital.

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

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2009, the Bank had $457.3 million of brokered deposits. Subsequent to March 31, 2009, the Bank voluntarily entered into a cease and desist agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS. See Note 22 to the Consolidated Financial Statements included in Item 8.

In fiscal 2009, consolidated operating activities resulted in a net cash outflow of $105.6 million. Operating cash flows for fiscal 2009 included loss of $228.3 million and $141.6 million of net payments from the origination and sale of mortgage loans held for sale.

Consolidated investing activities in fiscal 2009 resulted in a net cash outflow of $86.2 million. Primary investing activities resulting in cash outflows were $302.9 million for the purchase of securities and $780.0 million for the origination of loans receivable. The most significant cash inflows from investing activities were principal repayments on loans of $982.3 million, proceeds of sales and maturities of investment securities of $79.3 million and $60.1 million of principal repayments received on mortgage-related securities.

Consolidated financing activities resulted in a net cash inflow of $367.9 million in fiscal 2009, including a net increase in deposits of $390.3 million and a net decrease in borrowings of $128.4 million.

Credit Agreement

Effective May 29, 2009 we entered into Amendment No. 4 , or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of (1) the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116,300,000 or (b) May 31, 2010. Amounts repaid by the Company may not be reborrowed and U.S. Bank National Association is under no obligation to make additional loans to the Corporation.

These borrowings are shown in the Company’s financial statements as “other borrowings.” For additional information about the Credit Agreement, see Part II, Item 1A — Risk Factors — Risks Related to Our Credit Agreement.

Contractual Obligations and Commitments

At March 31, 2009, on a consolidated basis the Corporation had outstanding commitments to originate $52.4 million of loans and commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $292.3 million. See Note 15 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2009 amounted to $1.93 billion. Scheduled maturities of borrowings during the same period totaled $330.0 million for the Bank and $116.3 million for the Corporation. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required. VIE obligations consist of borrowings of IDI’s subsidiaries which are consolidated into the Corporation’s consolidated financial statements per FIN 46R.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2009:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations	$947,329	$390,000	$206,329	$165,000	$186,000
Operating lease obligations	25,207	2,345	4,216	3,760	14,886
VIE obligations	14,763	14,565	—	—	198

Total contractual obligations	$987,299	$406,910	$210,545	$168,760	$201,084

At March 31, 2009, the Bank’s capital exceeded all capital requirements of the OTS as mandated by federal laws and regulations. See Note 11 to the Consolidated Financial Statements included in Item 8.

Recent Developments

On June 26, 2009, Anchor Bancorp Wisconsin Inc. (the “Company”) and its wholly-owned subsidiary, Anchor Bank (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).

The Company Order requires that the Company notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. By July 31, 2009, the Company’s board is required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Company is required to provide the OTS its Variance Analysis Report for that quarter.

The Bank Order requires that the Bank notify, or in certain cases receive the permission of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business.

The Orders also require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank must also submit to the OTS, within prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

At the effective date of the Orders, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 6.17 percent and a total risk-based capital ratio of 10.20 percent, each above the level needed for an institution to be categorized as well-capitalized but below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. If by September 30, 2009 or December 31, 2009, respectively, the Bank does not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Company which could, among other things, materially adversely affect the Company’s shareholders.

All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits 10.25, 10.26, 10.27, and 10.28 to this Annual Report on Form 10-K and are incorporated by reference herein in their entirety.

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

The Corporation’s cumulative net gap position at March 31, 2009 for one year or less was a positive 7.67% of total assets, which was within the Corporation’s policy. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Competitive pressures for deposits have made time deposits sensitive to interest rates and may also affect transaction accounts, in particular, passbooks and money market accounts in the future.

The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation’s interest rate sensitivity gap position at March 31, 2009.

	Interest Rate Sensitivity for the Periods Ended
								Fair Value
	03/31/10	03/31/11	03/31/12	03/31/13	03/31/14	Thereafter	Total(4)	03/31/09
	(Dollars in thousands)

Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$502,351	$178,789	$133,136	$104,666	$85,474	$443,577	1,323,476	$1,375,552
Average interest rate	6.17%	6.22%	6.18%	6.15%	6.15%	6.09%	6.15%
Mortgage loans — Variable(1)(2)	1,520,044	133,779	51,647	19,130	9,025	22,219	1,604,854	1,611,739
Average interest rate	5.40%	6.06%	6.10%	6.17%	6.14%	6.04%	5.49%
Consumer loans(1)	292,129	89,891	56,876	40,434	32,425	298,835	740,885	766,014
Average interest rate	5.88%	6.55%	6.35%	6.16%	6.02%	5.81%	5.98%
Commercial business loans(1)	185,479	31,697	15,473	7,361	3,510	5,082	227,224	228,137
Average interest rate	5.49%	5.73%	5.76%	5.67%	5.22%	4.79%	5.52%
Mortgage-related Securities(3)	88,900	22,674	9,173	4,154	1,992	2,050	128,943	130,579
Average interest rate	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%	4.75%
Investment securities and other interest-earning assets(3)	653,181	64,496	28,365	14,159	7,522	10,359	778,082	782,949
Average interest rate	3.00%	4.20%	3.87%	3.48%	3.04%	2.73%	3.14%
Total rate sensitive loans(4)	2,500,003	434,156	257,132	171,591	130,434	769,713	3,896,439	3,981,442
Total rate sensitive assets	3,242,084	521,326	294,670	189,904	139,948	782,122	4,803,464	4,894,970
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	381,324	199,618	129,756	86,725	59,329	156,705	1,013,457	1,008,677
Average interest rate	0.53%	0.50%	0.46%	0.44%	0.42%	0.37%	0.48%
Time deposits(5)	1,926,237	662,330	110,789	31,095	27,382	6	2,757,839	2,780,148
Average interest rate	3.12%	3.63%	3.71%	4.35%	4.14%	3.27%	3.29%
Borrowings	530,164	281,389	94,409	59,578	21,200	91,652	1,078,392	1,079,557
Average interest rate	4.53%	3.44%	2.94%	3.02%	3.13%	3.12%	3.88%
Total rate sensitive liabilities	2,837,725	1,143,337	334,954	177,398	107,911	248,363	4,849,688	4,868,382
Interest sensitivity gap	$404,359	$(622,011)	$(40,284)	$12,506	$32,037	$533,759	$(46,224)

Cumulative interest sensitivity gap	$404,359	$(217,652)	$(257,936)	$(245,430)	$(213,393)	$320,366

Cumulative interest sensitivity gap as a percent of total assets	7.67%	−4.13%	−4.89%	−4.65%	−4.05%	6.08%

(1)	Loan Balances for the periods are shown before reductions for reserves of $137.2 million, loans held for sale of $162.0 million and deferred fees of $67.4 million.

(2)	Includes $162.0 million of loans held for sale spread throughout the periods.

(3)	Includes $485.0 million of securities available for sale spread throughout the periods.

(4)	Loan Total and Fair Value amounts are shown net of respective amounts of $366.6 million and $367.2 million in deferred fees and loss reserves.

(5)	Does not include $133.4 million of demand accounts because they are non-interest-bearing. Also excludes accrued interest payable of $14.4 million and other accrued items of $4.6 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources including the OTS.

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

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

March 31, 2009	6.45%	3.25%	(4.71)%	(10.32)%
March 31, 2008	15.84%	8.23%	(8.95)%	(17.66)%

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

[This page intentionally left blank]

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	March 31,
	2009	2008
	(In thousands,
	except share data)

ASSETS
Cash	$59,654	$102,622
Interest-bearing deposits	374,172	155,121

Cash and cash equivalents	433,826	257,743
Investment securities available for sale	77,684	87,036
Mortgage-related securities available for sale	407,301	269,370
Mortgage-related securities held to maturity (fair value of $50
and $60, respectively)	50	59
Loans, less allowance for loan losses of $137,165 at March 31, 2009 and $38,285 at March 31, 2008:
Held for sale	161,964	9,669
Held for investment	3,896,439	4,202,833
Foreclosed properties and repossessed assets, net	52,563	8,247
Real estate held for development and sale	16,120	59,002
Office properties and equipment	48,123	47,916
Federal Home Loan Bank stock — at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	16,202	3,760
Accrued interest and other assets	107,954	76,718
Goodwill	—	72,375

Total assets	$5,273,055	$5,149,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$274,392	$280,897
Interest bearing deposits and accrued interest	3,649,435	3,259,097

Total deposits and accrued interest	3,923,827	3,539,994
Other borrowed funds	1,078,392	1,206,761
Other liabilities	56,704	51,605

Total liabilities	5,058,923	4,798,360

Commitments and contingent liabilities (Note 15)
Minority interest in real estate partnerships	411	6,081

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued, 4,890,000 outstanding	74,185	—
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,569,785 and 21,348,170 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,327	72,300
Retained earnings	134,234	374,593
Accumulated other comprehensive income (loss) related to AFS securities	10	1,864
Accumulated other comprehensive income (loss) related to OTTI non credit issues	(6,347)	—

Total accumulated other comprehensive income (loss)	(6,337)	1,864
Treasury stock (3,793,554 and 4,015,169 shares, respectively), at cost	(94,744)	(100,930)
Deferred compensation obligation	(5,480)	(5,247)

Total stockholders’ equity	213,721	345,116

Total liabilities, minority interest and stockholders’ equity	$5,273,055	$5,149,557

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share data)

Interest income:
Loans	$241,113	$276,706	$261,655
Mortgage-related securities	15,664	12,701	12,139
Investment securities and Federal Home Loan Bank stock	2,951	4,566	4,581
Interest-bearing deposits	534	2,702	2,317

Total interest income	260,262	296,675	280,692
Interest expense:
Deposits	94,857	123,269	116,404
Other borrowed funds	40,615	44,401	36,242

Total interest expense	135,472	167,670	152,646

Net interest income	124,790	129,005	128,046
Provision for loan losses	205,719	22,551	11,255

Net interest income (loss) after provision for loan losses	(80,929)	106,454	116,791
Non-interest income:
Real estate investment partnership revenue	2,130	8,399	18,977
Loan servicing income	2,957	5,031	4,847
Credit enhancement income	1,784	1,705	1,672
Service charges on deposits	15,487	13,039	10,223
Investment and insurance commissions	3,933	3,961	3,620
Net gain on sale of loans	10,681	6,144	3,712
Net gain (loss) on investments and mortgage-related securities	(3,298)	514	(283)
Total other than temporary losses	(7,152)	—	—
Portion of loss recognized in other comprehensive income	6,347	—	—

Net impairment losses recognized in earnings	(805)	—	—
Other revenue from real estate partnership operations	8,194	7,664	6,560
Other	4,468	4,421	4,924

Total non-interest income	45,531	50,878	54,252
Non-interest expense:
Compensation	56,056	46,850	43,537
Real estate investment partnership cost of sales	1,736	8,489	17,607
Occupancy	10,370	8,755	7,999
Furniture and equipment	8,431	6,629	5,918
Data processing	7,327	6,274	6,031
Marketing	3,026	4,047	4,234
Other expenses from real estate partnership operations	9,506	10,172	8,831
Real estate partnership impairment	17,631	—	—
Net expense — REO operations	13,515	1,588	267
Mortgage servicing rights impairment	2,407	(709)	253
Goodwill impairment	72,181	—	—
Other	20,973	14,857	13,049

Total non-interest expense	223,159	106,952	107,726

Minority interest in loss of consolidated real estate partnerships	(148)	(402)	(241)

Income (loss) before income taxes (benefit)	(258,409)	50,782	63,558
Income taxes (benefit)	(30,098)	19,650	24,586

Net income (loss)	$(228,311)	$31,132	$38,972
Preferred stock dividends and discount accretion	(2,172)	—	—

Net income (loss) available to common equity	$(230,483)	$31,132	$38,972

Earnings per share:
Basic	$(10.83)	$1.48	$1.82
Diluted	(10.83)	1.48	1.80
Dividends declared per common share	0.29	0.71	0.67

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
							Other
			Additional			Deferred	Comprehensive
	Preferred	Common	Paid-in	Retained	Treasury	Compensation	Income
	Stock	Stock	Capital	Earnings	Stock	Obligation	(Loss)	Total
	(Dollars in thousands except per share data)

Balance at April 1, 2006	$—	$2,536	$70,517	$340,364	$(82,144)	$(7,690)	$(2,558)	$321,025
Comprehensive income:
Net income	—	—	—	38,972	—	—	—	38,972
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $1.4 million	—	—	—	—	—	—	2,016	2,016

Comprehensive income								$40,988

Purchase of treasury stock	—	—	—	—	(15,689)	—	—	(15,689)
Exercise of stock options	—	—	—	(5,370)	8,290	—	—	2,920
Issuance of treasury stock	—	—	—	(20)	2,572	(2,159)	—	393
Cash dividend ($0.67 per share)	—	—	—	(14,376)	—	—	—	(14,376)
Reclassification due to adoption of FAS 123R	—	—	—	—	(4,780)	4,780	—	—
Tax benefit from stock related compensation	—	—	1,605	—	—	—	—	1,605

Balance at March 31, 2007	$—	$2,536	$72,122	$359,570	$(91,751)	$(5,069)	$(542)	$336,866

Comprehensive income:
Net income	—	—	—	31,132	—	—	—	31,132
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $1.6 million	—	—	—	—	—	—	2,406	2,406

Comprehensive income	—							$33,538

Purchase of treasury stock	—	—	—	—	(12,556)	—	—	(12,556)
Exercise of stock options	—	—	—	(906)	1,744	—	—	838
Issuance of treasury stock	—	—	—	(303)	1,633	(178)	—	1,152
Cash dividend ($0.71 per share)	—	—	—	(14,900)	—	—	—	(14,900)
Tax benefit from stock related compensation	—	—	178	—	—	—	—	178

Balance at March 31, 2008	$—	$2,536	$72,300	$374,593	$(100,930)	$(5,247)	$1,864	$345,116

Comprehensive income:
Net income	—	—	—	(228,311)	—	—	—	(228,311)
Non-credit portion of other-than-temporary impairments:
Held-to-maturity securities, net of tax	—	—	—	—	—	—	—	—
Available-for-sale securities, net of tax of ($0.5) million	—	—	—	—	—	—	(5,856)	(5,856)
Change in net unrealized gains (losses) on available-for-sale securities net of tax of ($0.2) million	—	—	—	—	—	—	(2,345)	(2,345)

Comprehensive income								$(236,512)

Issuance of preferred stock	72,938	—	—	—	—	—	—	72,938
Issuance of stock warrant	—	—	37,062	—	—	—	—	37,062
Dividend on preferred stock	—	—	—	(925)	—	—	—	(925)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	(1,102)	2,587	—	—	1,485
Issuance of treasury stock	—	—	—	(2,673)	3,599	(233)	—	693
Amortization of preferred stock discount	1,247	—	—	(1,247)	—	—	—	—
Cash dividend ($0.29 per share)	—	—	—	(6,101)	—	—	—	(6,101)
Tax benefit from stock related compensation	—	—	(35)	—	—	—	—	(35)

Balance at March 31, 2009	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$213,721

See accompanying Notes to Consolidated Financial Statements

The following table summarizes reclassification adjustments and the related income tax effect to the components of other comprehensive income for the years presented.

	Year Ended March 31,
	2009	2008	2007
	(Dollars in thousands)

Unrealized holding gains (losses) on available for sale securities arising during the period:
Unrealized net gains (losses)	$(15,737)	$4,439	$3,005
Related tax benefit (expense)	5,021	(1,718)	(1,162)

Net after tax unrealized gains (losses) on available for sale securities	(10,716)	2,721	1,843
Less: Reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses) on sales of available for sale securities	(4,103)	514	(283)
Related tax (expense) benefit	1,588	(199)	109

Net after tax reclassification adjustment	(2,515)	315	(174)

Change in net unrealized gain (loss) on available-for-sale securities, net of tax	$(8,201)	$2,406	$2,017

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Operating Activities
Net (loss) income	$(228,311)	$31,132	$38,972
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	205,719	22,551	11,255
Provision for OREO losses	10,387	—
Provision for depreciation and amortization	5,400	4,333	4,163
Goodwill impairment	72,181	—	—
Real estate held for development and sale impairment	17,631	—	—
Mortgage servicing rights impairment	2,407	(709)	253
Cash paid due to origination of loans held for sale	(1,029,650)	(660,841)	(404,068)
Cash received due to sale of loans held for sale	888,036	661,790	408,815
Net gain on sales of loans	(10,681)	(6,144)	(3,712)
Net loss (gain) on investments and mortgage related securities	3,298	(514)	283
Net loss on impairment of securities available for sale	805	—	—
Deferred income taxes	(7,131)	(5,598)	(3,042)
Stock-based compensation expense	693	1,152	393
Decrease (increase) in accrued interest receivable	4,546	(3,798)	(2,844)
(Increase) decrease in prepaid expense and other assets	(50,437)	(10,514)	462
(Decrease) increase in accrued interest payable	(9,433)	6,458	2,978
Increase (decrease) in other payable	7,456	(917)	821
Other	11,501	(21,115)	(12,522)

Net cash provided (used) by operating activities	(105,583)	17,266	42,207
Investing Activities
Proceeds from sales of investment securities available for sale	22,170	24,076	65
Proceeds from maturities of investment securities available for sale	79,260	325,220	165,257
Purchase of investment securities available for sale	(94,395)	(296,900)	(188,007)
Proceeds from sale of mortgage-related securities available for sale	—	16,034	—
Purchase of mortgage-related securities available for sale	(208,507)	(90,804)	(47,779)
Principal collected on mortgage-related securities	60,122	57,151	50,553
FHLB stock redemption	—	—	5,134
FHLB stock purchase	—	(13,468)	(1,147)
Net decrease (increase) in loans held for investment	13,631	(54,125)	(263,496)
Purchases of office properties and equipment	(5,311)	(4,145)	(6,036)
Sales of office properties and equipment	79	41	161
Sales of real estate	—	177	1,000
Proceeds from sale of foreclosed properties	21,836	6,661	—
Net cash paid to purchase S&C Bank	—	(91,182)	—
Investment in real estate held for development and sale	24,892	803	(7,294)

Net cash used by investing activities	(86,223)	(120,461)	(291,589)
Financing Activities
Net (decrease) increase in deposit accounts	390,310	(17,934)	205,463
Increase (decrease) in advance payments by borrowers for taxes and insurance	599	(376)	337
Proceeds from borrowed funds	216,498	916,224	298,683
Repayment of borrowed funds	(344,867)	(632,574)	(260,067)
Proceeds from issuance of preferred stock and common stock warrant	110,000	—	—
Treasury stock purchased	—	(12,556)	(15,689)
Exercise of stock options	1,485	838	2,920
Tax benefit from stock related compensation	(35)	178	1,605
Payments of cash dividends to stockholders	(6,101)	(14,900)	(14,376)

Net cash provided by financing activities	367,889	238,900	218,876

Net increase (decrease) in cash and cash equivalents	176,083	135,705	(30,506)
Cash and cash equivalents at beginning of year	257,743	122,038	152,544

Cash and cash equivalents at end of year	$433,826	$257,743	$122,038

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$144,905	$163,186	$149,668
Income taxes	9,155	23,695	32,470
Non-cash transactions:
Transfer of loans to foreclosed properties	76,363	7,496	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Realized gains and losses are included in “Net gain (loss) on investments and mortgage-related securities” in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. When the Corporation sells held-to-maturity securities, it is in accordance with SFAS No. 115 and the securities are substantially mature.

Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost basis that are deemed to be other-than-temporary impairment losses are reflected as realized losses. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of income as an other-than-temporary impairment on securities and is an adjustment to the cost basis of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

Loans Held for Sale.  Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

Mortgage Servicing Rights.  Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value pursuant to SFAS 156, Accounting for Servicing of Financial Assets, and is amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. Mortgage servicing rights are carried at the lower of cost or fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real Estate Held for Development and Sale.  Real estate held for development and sale includes investments in land and partnerships that purchased land or other property. These investments are carried at the lower of cost plus capitalized development costs and interest, or estimated fair value. Income on the sale of land and lots between the entities is deferred until development and construction are complete and a third party purchases the property. Deferred income is then recognized as a component of non-interest income under real estate investment partnership revenue.

Real estate held for development and sale of $16.1 million consists of assets of the subsidiaries which invest in consolidated partnerships of $19.6 million (which includes construction in progress, land and improvements). Cash and other assets of the real estate investment subsidiaries of $1.9 million and $7.1 million, respectively, are reported as cash and accrued interest on investments and loans and other assets on the consolidated balance sheet. Liabilities total $36.5 million consisting of borrowings of the consolidated partnerships of $14.8 million, reported in Federal Home Loan Bank and other borrowings, other liabilities of the same entities of $21.7 million, reported in other liabilities and minority interest of $411,000, which represents the ownership interests of the other partners.

The assets and liabilities in real estate held for development and sale is summarized in the following table:

	March 31,
	2009	2008
	(In thousands)

Real estate held for development and sale	$16,120	$59,002
Cash and other assets of real estate investment subsidiaries	8,950	13,026

Total assets of real estate held for development and sale	25,070	72,028
Borrowings of subsidiaries	14,763	28,422
Other liabilities of subsidiaries	21,707	30,900

Total liabilities of real estate segment	36,470	59,322
Minority interest in consolidated real estate partnerships	411	6,081

Net assets of real estate held for development and sale	$(11,811)	$6,625

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

The results of operations of the real estate investment segment are summarized in the following table:

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Real estate investment partnership revenue	$2,130	$8,623	$18,977
Real estate investment partnership cost of sales	(1,736)	(8,489)	(17,607)
Other expenses from real estate partnership operations	(9,596)	(10,291)	(8,950)
Real estate partnership impairment	(17,631)	—	—
Net interest expense after provision for loan losses	(1,014)	(1,687)	(1,544)
Minority interest in loss of real estate partnership operations	148	402	241

Net loss of real estate investment subsidiaries investing in variable interest entities, before tax	(27,699)	(11,442)	(8,883)

Other revenue from real estate operations	8,194	7,440	6,560

Loss of real estate partnership investment subsidiaries, before tax	$(19,505)	$(4,002)	$(2,323)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.

The FHLB of Chicago filed an SEC Form 10-Q on May 19, 2009 announcing its financial results for the first-quarter ended March 31, 2009. The FHLB Chicago reported a net loss for the first quarter of 2009 of $39 million, compared to a net loss of $78 million for the first quarter of 2008. This reduced net loss was due to a $110 million increase in net interest income that was partially offset by an $86 million increase in other-than-temporary-impairment losses on the investment portfolio and a $10 million increase in losses on derivatives and hedging activities. The FHLB Chicago early adopted FSP FAS 115-2 as of January 1, 2009, which resulted in a one-time increase in retained earnings of $233 million. Retained earnings at March 31, 2009 were $734 million, up from $540 million at December 31, 2008. The FHLB Chicago reported that they are in compliance with all of their regulatory capital requirements as of the filing date of their 10-Q. The FHLB Chicago is under a cease and desist order that precludes any capital stock repurchases or redemptions without the approval of the OS Director. It did not pay any dividends in 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of this date. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

In June 2006, the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, disclosure, and transition. The Corporation adopted this Statement during the year ended March 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repurchase Plan.  For the year ended March 31, 2009, the Corporation did not repurchase any shares of common stock on the open market. All repurchased shares are held as treasury after settlement.

Stock-Based Compensation Plan.  The Corporation grants stock-based compensation to employees and directors under various plans discussed in Note 12. Compensation is granted in the forms of restricted stock and stock options.

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

The compensation expense recognized related to stock-based compensation was $693,000, $838,000 and $393,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

New Accounting Pronouncements.

Fair Value Measurements.  In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. The requirements of FAS 157 was first effective for the Corporation’s fiscal year beginning April 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on April 1, 2008 was limited to financial assets and liabilities, and any nonfinancial assets and liabilities recognized or disclosed on a recurring basis.

In April 2009, the FASB issued Staff Position No. 157-4 (“FSP 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for an asset or liability have significantly decreased when compared with normal activity for an asset or liability. Reduced activity is an indication that transactions or quoted prices may not be determinative of fair value because in such market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions there may be increased instances of transactions that are not orderly. If the reporting entity concludes that the quoted prices are not determinative of fair value, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with Statement 157. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Corporation early adopted FASB FSP 157-4 as of January 1, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting.” This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Corporation has early adopted FSP FAS 107-1 and APB 28-1 for the period ending March 31, 2009.

Other-Than-Temporary Impairment.  In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the guidance for determining whether an impairment on available-for-sale and held-to-maturity debt securities is other than temporary. The reporting entity must first assess (a) whether it has the intent to sell the debt security or (b) is it more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize the impairment in earnings as an other-than-temporary impairment (OTTI). If neither of these conditions is met, the entity must determine (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The amount of the credit loss is recognized in earnings. The amount of total impairment related to all other factors is included in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Corporation has early adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. The bank recognized in earnings $805,000 of credit related other-than-temporary impairments on its non-agency mortgage-related securities portfolio during the quarter ending March 31, 2009.

Fair Value Option.  In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 was effective for the Corporation’s fiscal year beginning April 1, 2008. The Corporation has not elected the fair value option for any of its financial instruments at the adoption date or through March 31, 2009.

Business Combinations.  On December 4, 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will generally be expensed as incurred;

•	noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the acquirer shall not recognize a separate valuation allowance as of the acquisition date for assets acquired in a business that are measured at their acquisition-date fair value;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

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

The FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Corporation acquires in business combinations occurring after January 1, 2009.

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

Reclassifications.  Certain 2008 and 2007 accounts have been reclassified to conform to the 2009 presentations. The reclassifications had no impact on prior year’s net income or stockholders’ equity.

Note 2 —	Business Combination

The following business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Corporation’s results of operations since the date of acquisition. Under this method of accounting, the purchase price was allocated to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired was recorded as goodwill.

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

The acquisition closed on January 2, 2008, which caused S&C’s results to be excluded from the Corporation’s results of operations for the nine months ended December 31, 2007, but results from January 2, 2008 are included for the three months ended March 31, 2008. This transaction increased the Corporation’s presence in Wisconsin to include northwest Wisconsin.

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

All of the goodwill was allocated to the community banking segment.

The following unaudited pro forma condensed combined financial information presents the Corporation’s results of operations for the years indicated had the merger taken place as of April 1, 2007 (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition and does not include the impact of expected cost savings. All adjustments were tax affected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on April 1, 2007 or of future results of operations of the consolidated entities.

Note 3 —	Restrictions on Cash and Due From Bank Accounts

AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2009 and 2008 was approximately $18.5 million and $16.2 million, respectively.

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Corporation has not experienced any losses in such accounts.

Note 4 —	Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$48,471	$501	$(53)	$48,919
Municipal Bonds	21,768	524	(59)	22,233
Mutual funds	1,797	—	—	1,797
Corporate stock and other	4,806	33	(104)	4,735

	$76,842	$1,058	$(216)	$77,684

At March 31, 2008:
Available for Sale:
U.S. Government and federal agency obligations	$38,086	$503	$—	$38,589
Municipal Bonds	33,525	428	—	33,953
Mutual funds	1,722	—	—	1,722
Corporate stock and other	13,635	142	(1,005)	12,772

	$86,968	$1,073	$(1,005)	$87,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2009 and 2008.

	At March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

US government and Federal Agency Obligations	$24,832	$(53)	$—	$—	$24,832	$(53)
Municipal Bonds	1,455	(59)	—	—	1,455	(59)
Corporate stock and other	151	(104)	—	—	151	(104)

Total temporarily impaired securities	$26,438	$(216)	$—	$—	$26,438	$(216)

	At March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Corporate stock and other	$1,938	$(116)	$1,126	$(889)	$3,064	$(1,005)

Total temporily impaired securities	$1,938	$(116)	$1,126	$(889)	$3,064	$(1,005)

The table above represents ten investment securities at March 31, 2009 compared to four at March 31, 2008 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

Proceeds from sales of investment securities available for sale during the years ended March 31, 2009, 2008 and 2007 were $22.2 million, $24.1 million and $65,000, respectively. Gross gains of $320,000 were realized on sales in 2008. There were no gross gains realized on sales of investment securities for the years ended March 31, 2009 and 2007. Gross losses of $1.4 million, $87,000 and $283,000 were realized on sales for the years ended March 31, 2009, 2008 and 2007, respectively. In addition, the Corporation wrote down Freddie Mac and Fannie Mae stock by $1.9 million during the year ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009, 2008 and 2007, investment securities with a fair value of approximately $46.3 million, $36.1 million and $19.2 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities by contractual maturity at March 31, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $27.8 million at March 31, 2009. Investment securities subject to twelve-month calls at March 31, 2009 are $2.2 million.

					Non-Maturity
		After 1 Year	After 5 Years	Over	Equity
	Within 1 Year	through 5 Years	through 10 Years	Ten Years	Investments	Total
	(Dollars in thousands)

Available for Sale, at fair value:
U.S. government and Federal Agency Obligations	$11,751	$32,231	$—	$4,937	$—	$48,919
Municipal Bonds	5,457	10,309	3,664	2,803	—	22,233
Mutual fund	1,797	—	—	—	—	1,797
Corporate stock and other	3,594	25	—	1,059	57	4,735

Total Investment Securities	$22,599	$42,565	$3,664	$8,799	$57	$77,684

Note 5 —	Mortgage-Related Securities

Some of the Corporation’s mortgage-backed securities are backed by government sponsored agencies, which include the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Government National Mortgage Association (“GNMA”) securities are backed by the full faith and credit of the United States Government. CMOs and REMICs are trusts which own securities backed by the government sponsored agencies noted above and GNMA. Mortgage-backed securities, CMOs and REMICs have estimated average lives of five years or less.

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2009:
Available for Sale:
Agency CMOs and REMICs	$142,692	$1,732	$(429)	$143,995
Non-agency CMOs	119,503	333	(12,309)	107,527
Residential mortgage-backed securities	97,562	3,221	(29)	100,754
GNMA Securities	54,753	417	(145)	55,025

	$414,510	$5,703	$(12,912)	$407,301

Held to Maturity:
Residential mortgage-backed securities	$50	$—	$—	$50

	$50	$—	$—	$50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2008:
Available for Sale:
Agency CMOs and REMICs	$46,648	$989	$(97)	$47,540
Non-agency CMOs	79,173	73	(1,562)	77,684
Residential mortgage-backed securities	109,387	2,925	(1)	112,311
GNMA Securities	31,709	171	(45)	31,835

	$266,917	$4,158	$(1,705)	$269,370

Held to Maturity:
Residential mortgage-backed securities	$59	$1	$—	$60

	$59	$1	$—	$60

The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 and 2008.

	At March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Agency CMO/REMICs	$43,931	$(429)	$—	$—	$43,931	$(429)
Non-agency CMOs	42,607	(5,155)	45,476	(7,154)	88,083	(12,309)
Residential Mortgage-backed securities	3,892	(29)	—	—	3,892	(29)
GNMA Securities	24,049	(135)	1,803	(10)	25,852	(145)

	$114,479	$(5,748)	$47,279	$(7,164)	$161,758	$(12,912)

	At March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Agency CMO/REMICs	$1,068	$(2)	$2,673	$(95)	$3,741	$(97)
Non-agency CMOs	51,256	(1,254)	9,452	(308)	60,708	(1,562)
Residential Mortgage-backed securities	107	—	5,375	(1)	5,482	(1)
GNMA Securities	12,420	(29)	3,775	(16)	16,195	(45)

	$64,851	$(1,285)	$21,275	$(420)	$86,126	$(1,705)

The table above represents 72 securities at March 31, 2009 compared to 47 at March 31, 2008 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment losses at least on a quarterly basis. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income.

The Corporation utilizes a discounted cash flow model in the determination of fair value that is used in the calculation of other-than-temporary impairments on non-agency CMOs. This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.

The significant inputs used for calculating the credit loss portion of the OTTI includes prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-averaged maturity. The discount rate utilized to establish the net present value of projected cash flows ranged from 5.51% to 11.36%, depending upon the characteristics and estimated performance of each security. Default rates were based current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances of the loans as of February 28, 2009. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 0.3% to 12.3%. In establishing the fair value of the securities, a discount rate of 8% to 17% was utilized. There are no payments in kind allowed on these non-agency CMOs.

Based on the Corporation’s impairment testing as of March 31, 2009, nine non-agency CMOs with a fair value of $26.1 million and an adjusted cost of $32.5 million were other-than-temporarily impaired. The portion of the other-than-temporary impairment due to credit of $805,000 was included in earnings for the three-month period ending March 31, 2009. Total unrealized losses on these securities were $7.2 million. The difference between the total unrealized losses of $7.2 million and the credit loss of $805,000, or $6.3 million, was charged against other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs.

The following table summarizes the fair value of nine other-than-temporarily impaired non-agency CMOs by year of vintage, credit rating, and collateral loan type. This table also includes a breakout of OTTI between impairment due to credit loss and impairment due to other factors.

						Total OTTI	Total OTTI
	Year of Vintage					Related to	Related to
	2005	2006	2007	Total	Total OTTI	Credit Loss	Other Factors
	(In thousands)

Total Non-Agency CMOs Rating:
AAA	$2,947	$4,663	$—	$7,610	$626	$192	$434
AA	—	—	7,814	7,814	3,399	323	3,076
A	—	—	3,347	3,347	778	61	717
BBB	—	—	—	—	—	—	—
BB and below	1,492	2,871	2,980	7,343	2,349	229	2,120

Total Non- Agency CMO’s	$4,439	$7,534	$14,141	$26,114	$7,152	$805	$6,347

Other-than-temporary impairments related to credit loss by year of vintage were $453,000 for 2007, $201,000 for 2006 and $151,000 for 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the year ended March 31, 2009:

Beginning balance of the amount related to credit losses	$—

The credit portion of other-than temporary impairment not previously recognized	805

Securities sold during the period (realized)	—

Reductions for securities previously recognized in OTTI, but for which the Corporation intends to sell or it is more likely than not the Corporation will be required to sell prior to recovery	—

Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	—

Reductions for increases in cash flows expected to be collected	—

Ending balance of the amount related to credit losses	$805

Proceeds from sales of mortgage-related securities available for sale during the year ended March 31, 2008 were $16.0 million. There were no sales of mortgage-related securities available for sale during the years ended March 31, 2009 and 2007. There were no sales of mortgage-related securities held-to-maturity for the years ended March 31, 2009, 2008 and 2007. Gross gains of $270,000 were realized on sales in for the year ended March 31, 2008. There were no gross gains realized on mortgage-related securities available for sale for the years ended March 31, 2009 and 2007. There were no gross gains realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2009, 2008 and 2007. Gross losses of $1,000 were realized on sales 2008. There were no gross losses realized on sales of mortgage-related securities available for sale for the year ended March 31, 2009 and 2007. There were no gross losses realized on sales of mortgage-related securities held-to-maturity for the years ended March 31, 2009, 2008 and 2007.

At March 31, 2009, mortgage-related securities available for sale with a fair value of approximately $325.4 million were pledged to secure deposits, borrowings and for other purposes as permitted or required by law. See Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of mortgage-related securities at March 31, 2009, by contractual maturity, is shown below. Given certain interest rate environments, some or all of these securities may be called by their issuers prior to the scheduled maturities. Maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalties.

		After 1 Year	After 5 Years
	Within 1 Year	through 5 Years	through 10 Years	Over Ten Years	Total
	(Dollars in thousands)

Mortgage-related securities available for Sale, at fair value:
Agency CMOs and Remics	$—	$—	$17,321	$126,674	$143,995
Corporate CMOs	—	49	21,904	85,574	107,527
Residential Mortgage-backed securities	—	2,580	28,787	69,387	100,754
GNMA Secrurities	—	—	938	54,087	55,025

Total	$—	$2,629	$68,950	$335,722	$407,301

Held to Maturity, at fair value:
Residential Mortgage-backed securities	$—	$—	$50	$—	$50

Total	$—	$—	$50	$—	$50

Total Mortgage-related securities	$—	$2,629	$69,000	$335,722	$407,351

Held to Maturity, at cost:
Residential Mortgage-backed securities	$—	$—	$50	$—	$50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	March 31,
	2009	2008

First mortgage loans:
Single-family residential	$843,482	$893,001
Multi-family residential	662,483	694,423
Commercial real estate	1,020,981	1,088,004
Construction	267,375	402,395
Land	266,756	306,363

	3,061,077	3,384,186
Second mortgage loans	394,708	356,009
Education loans	358,784	275,850
Commercial business loans and leases	238,940	277,312
Credit card and other consumer loans	56,302	95,149

	4,109,811	4,388,506
Contras to loans:
Undisbursed loan proceeds	(71,672)	(141,219)
Allowance for loan losses	(137,165)	(38,285)
Unearned loan fees	(4,441)	(6,075)
Net discount on loans purchased	(10)	(11)
Unearned interest	(84)	(83)

	(213,372)	(185,673)

	$3,896,439	$4,202,833

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2009	2008	2007
	(Dollars in thousands)

Allowance at beginning of year	$38,285	$20,517	$15,570
Provision	205,719	22,551	11,255
Charge-offs	(108,924)	(7,913)	(7,217)
Recoveries	2,085	335	909
Acquisition of S&C Bank	—	2,795	—

Allowance at end of year	$137,165	$38,285	$20,517

As of March 31, 2009, the Corporation had loans totaling $160.6 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which includes various assumptions, proves to be overstated and/or declines over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of March 31, 2009, $44.7 million of our impaired loans remain on interest reserve, all of which have been placed on non-accrual status.

At March 31, 2009, the Corporation has identified $415.1 million of loans as impaired, net of allowances and including performing troubled debt restructurings. A loan is identified as impaired when, according to FAS 114,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At March 31,
	2009	2008	2007
	(In thousands)

Impaired loans with valuation reserve required	$294,736	$52,866	$2,130
Impaired loans without a specific reserve	193,637	51,192	45,718

Total impaired loans	488,373	104,058	47,848
Less:
Specific valuation allowance	(73,255)	(17,639)	(517)

	$415,118	$86,419	$47,331

Average impaired loans	$247,034	$67,138	$26,458
Interest income recognized on impaired loans	$21,637	$107	$44
Loans on nonaccrual status	$488,373	$101,241	$47,040
Loans past due ninety days or more and still accruing	$—	$—	$—
Performing troubled debt restructurings	$61,460	$400	$400

Currently, all impaired loans are placed on nonaccrual status. Previously, a loan could be considered substandard and impaired while not being placed on nonaccrual status if contractually performing. Those loans past due more than 90 days are considered non-performing.

The Corporation is currently committed to lend approximately $17.0 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $17.0 million in committed funds on impaired loans, $3.0 million is applicable to non-performing loans. The Corporation will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans.

Approximately 32% of the impaired loans as of March 31, 2009 relates to residential construction and residential land loans. As of March 31, 2009, $193.6 million of impaired loans does not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $193.6 million of impaired loans without a specific valuation allowance as of March 31, 2009 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.

The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout fiscal year 2009, as reflected in recently received appraisals. Currently, $130.5 million or approximately 37.9% of impaired loans secured by real estate have recent appraisals (i.e. within one year), although the Corporation continues to receive appraisals. If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses significantly.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $12,435,000 and $11,637,000 at March 31, 2009 and 2008, respectively. During the year ended March 31, 2009, total principal additions were $1,296,000 and total principal payments were $498,000.

Note 7 —	Goodwill, Other Intangibles and Mortgage Servicing Rights

The Corporation accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. All of the Corporation’s goodwill was assigned to the community banking segment, which is also the reporting unit. The Corporation tested its goodwill for impairment on its annual impairment testing date of December 31, 2008.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Corporation’s market capitalization was approximately $59.6 million at December 31, 2008. The Corporation concluded that since the community banking segment represents nearly all of the market value of the company, and since the carrying amount of the Corporation ($146.7 million) exceeded its market capitalization by a significant amount at December 31, 2008, the second step of the goodwill impairment test should be performed to measure the amount of impairment loss. The Corporation ultimately concluded that the loss was equal to $72.2 million, the entire balance of the recorded goodwill.

The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately 7.5 years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $4.7 million and $5.4 million at March 31, 2009 and 2008, respectively. The Corporation evaluated core deposit intangibles and determined that as of March 31, 2009, it is not considered impaired.

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of March 31, 2009 and 2008.

	March 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$72,375	$19,956
Goodwill from business combination(1)	—	52,419
Goodwill adjustment	(194)	—
Goodwill impairment	(72,181)	—

Balance at end of period	$—	$72,375

(1)	The Corporation’s acquisition of S & C Bank on January 2, 2008, generated approximately $52.4 million in goodwill.

The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of March 31, 2009 and 2008.

	March 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$5,359	$—
Other intangibles from business combination	—	5,517
Amortization expense	(634)	(158)

Balance at end of period	$4,725	$5,359

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(792)	(158)

Net book value	$4,725	$5,359

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtained a servicing asset when we delivered loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of these residential mortgatge servicing rights is calculated by a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period.

The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated by a discounted cash flow model based on market value assumptions at the time of origination at each reporting period.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans - include discount rates in the range of 11 to 21 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In thousands)

Mortgage servicing rights as of March 31, 2007	$6,364	$1,047
Acquired servicing rights of S & C Bank at market value	1,632	—
Additions	5,822	629
Amortization	(1,985)	(333)
Reclassification	(135)	135

Mortgage servicing rights before valuation allowance at end of period	11,698	1,478
Valuation allowance	—	—

Net mortgage servicing rights as of March 31, 2008	$11,698	$1,478

Fair market value at the end of the period	$13,764	$2,040
Key assumptions:
Weighted average discount	11.04%	20.12%
Weighted average prepayment speed assumption	16.82%	13.15%

Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	10,087	142
Amortization	(4,623)	(362)

Mortgage servicing rights before valuation allowance at end of period	17,162	1,258
Valuation allowance	(2,407)	—

Net mortgage servicing rights as of March 31, 2009	$14,755	$1,258

Fair market value at the end of the period	$15,292	$1,662
Key assumptions:
Weighted average discount	11.14%	21.12%
Weighted average prepayment speed assumption	17.99%	24.39%

The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
		(In thousands)

Year ended March 31, 2009 (actual)	$4,623	$362	$634	$5,619

Estimate for the year ended March 31,
2010	$4,623	$362	$634	$5,619
2011	4,623	362	634	5,619
2012	4,623	362	634	5,619
2013	886	172	634	1,692
Thereafter	—	—	2,189	2,189

	$14,755	$1,258	$4,725	$20,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $3.25 billion at March 31, 2009 and 2008.

Note 8 —	Office Properties and Equipment

Office properties and equipment are summarized as follows (in thousands):

	March 31,
	2009	2008

Land and land improvements	$10,188	$10,055
Office buildings	53,383	52,701
Furniture and equipment	52,434	49,186
Leasehold improvements	5,013	4,700

	121,018	116,642
Less allowance for depreciation and amortization	72,895	68,726

	$48,123	$47,916

During the years ending March 31, 2009, 2008 and 2007, building depreciation expense was $1,992,000, $1,622,000 and $1,417,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2009, 2008, and 2007 was $3,049,000, $2,534,000 and $2,370,000, respectively.

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2029. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2009:

Amount of Future
Year	Minimum Payments
(Dollars in thousands)

2010	$2,345
2011	2,160
2012	2,056
2013	1,913
2014	1,847
Thereafter	14,886

Total	$25,207

For the years ended March 31, 2009, 2008 and 2007, rental expense was $2,826,000, $2,284,000 and $1,863,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Deposits

Deposits are summarized as follows (in thousands):

	March 31,
		Weighted		Weighted
	2009	Average Rate	2008	Average Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$274,392	0.00%	$280,897	0.00%
Interest-bearing
Fixed rate	170,167	0.23%	159,945	0.27%
Variable rate	27,930	0.38%	32,965	0.57%

	472,489	0.11%	473,807	0.13%
Variable rate insured money market accounts	438,380	0.78%	614,745	2.36%
Passbook accounts	223,242	0.26%	211,662	0.47%
Advance payments by borrowers for taxes and insurance	7,395	0.25%	6,796	0.41%
Certificates of deposit:
0.00% to 2.99%	758,747	2.59%	40,953	2.82%
3.00% to 4.99%	1,997,614	3.54%	1,131,268	4.20%
5.00% to 6.99%	11,465	5.12%	1,039,098	5.17%
S&C purchase accounting adjustment	59		153

	2,767,885	3.29%	2,211,472	4.63%

	3,909,391	2.44%	3,518,482	3.37%
Accrued interest on deposits	14,436		21,512

	$3,923,827		$3,539,994

A summary of annual maturities of certificates of deposit outstanding at March 31, 2009 follows (in thousands):

Matures During Year Ended March 31,	Amount

2010	$1,936,476
2011	663,250
2012	109,693
2013	31,065
Thereafter	27,401

$2,767,885

At March 31, 2009 and 2008, certificates of deposit with balances greater than or equal to $100,000 amounted to $500.5 million and $396.3 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2009 and 2008, the Bank had $457.3 million and $220.3 million in brokered deposits. Subsequent to March 31, 2009, the Bank voluntarily entered into a cease and desist agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS as discussed in Note 22.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Other Borrowed Funds

Other borrowed funds consist of the following (dollars in thousands):

	Matures During	March 31, 2009		March 31, 2008
	Year Ended		Weighted		Weighted
	March 31,	Amount	Average Rate	Amount	Average Rate

FHLB advances:	2009	$—	—	$123,300	4.49
	2010	330,000	3.60	310,400	3.63
	2011	181,450	3.69	177,350	3.79
	2012	24,879	3.82	15,000	4.90
	2013	160,000	3.00	220,000	3.17
	2014	5,000	2.95	—	—
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	—	—

Total FHLB Advances		887,329		946,050
Other Borrowed Funds		191,063	8.00	260,687	3.66
S&C PVA(1)		—	—	24	—

		$1,078,392	3.88%	$1,206,761	3.72%

(1)	Stemming from the Bank’s purchase of S&C Bank on January 2, 2008, an adjustment was made to the market values of FHLB advances. The market value of FHLB advances was determined by discounting cash flows using current borrowing rates for the remaining contractual maturity.

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 60% of single-family loans, 60% of multi-family loans and to 25% of eligible home equity and home equity line of credit loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $54,829,000 at March 31, 2009 and 2008. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $301.2 million and $119.4 million at March 31, 2009 and 2008, respectively and agency notes with a fair value of $5.0 million at March 31, 2009. There were no borrowings pledged by agency notes at March 31, 2008.

As of March 31, 2009 and 2008, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 8.00% and $118.5 million at a weighted average interest rate of 3.93%, respectively, on a short term line of credit at U.S. Bank. The total line of credit available is $116.3 million. The interest is fixed at 8.00% and is payable monthly. The remaining balance of $74.7 million of other borrowed funds represent mortgage loans on real estate held for development at a weighted average interest rate of 3.86% as well as borrowings of $60.0 million on an FDIC guaranteed senior note at a weighted average interest rate of 2.74%.

On May 29, 2009, Anchor BanCorp Wisconsin Inc. (the “Company”) entered into Amendment No. 4 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (the “Credit Agreement”), among the Company, the lenders from time to time a party thereto (the “Lenders”), and U.S. Bank National Association, as administrative agent for such lenders (the “Agent”).

The Amendment provides the following:

•	the Company must pay in full the outstanding balance under the Credit Agreement on the earlier of (a) the Company’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116,300,000.00 or (b) May 31, 2010 (the “Maturity Date”).

•	the outstanding balance under the Credit Agreement from time to time shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58,000,000.00 (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%.

•	interest accruing at the Base Rate is due on the last day of each month and on the Maturity Date; interest accruing at the Deferred Interest Rate is due on the earlier of (i) the date the outstanding balance under the Credit Agreement is repaid in full or (ii) the Maturity Date.

•	the lenders have no obligation to make additional loans to the Company and amounts repaid by the Company may not be reborrowed.

•	no later than one business day after the date that the Company receives net proceeds of a financing transaction from the sale of equity securities, the Company must prepay the then outstanding balance under the Credit Agreement by an amount not less than the net proceeds so received; provided however, that if such net proceeds are received from the United States Department of the Treasury and if the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no prepayment is required.

•	the ratio of “Non-Performing Assets” (defined as the assets of the Company’s subsidiary, AnchorBank, fsb, that are reported as “non-performing” in its most recently filed FFIEC call report) to “Primary Capital” (defined as the sum of the “Tier 1 Capital” plus the loan loss reserve of AnchoBank, fsb) shall not exceed (i) 60.0% as of June 30, 2009 or (ii) 62% as of the last day of any fiscal quarter thereafter.

•	the ratio of “Non-Performing Loans” (defined as the sum of all loans, leases and other assets of AnchoBank, fsb that are 90 days or more past due and that are classified as “non-accrual” in its most recent FFEIC call report) to “Gross Loans” (defined as the sum of all loans, leases and other assets of AnchoBank, fsb) shall not exceed (i) 5.25% as of May 31, 2009 and June 30, 2009 or (ii) 5.75% as of the last day of any month thereafter.

•	within 15 days after the end of each calendar month, the Company shall submit to the Agent a certificate indicating whether the Company is in compliance with the above-described and other financial covenants.

•	by December 15, 2009, the Company must take such action as is necessary in order so that the Company has sufficient funds to pay: (i) the aggregate interest that would accrue on the outstanding balance under the Credit Agreement during the period from January 1, 2010 through May 31, 2010 and deposit such amount in an escrow account; and (ii) the aggregate dividends required to be paid on the Company’s Fixed Rate Cumulative Preferred Stock, Series B during such period.

•	the Company and each of its subsidiaries other than AnchorBank, fsb shall, at the request of the Lenders, grant to Agent on behalf of the Lenders a security interest in and lien on all of their respective properties.

•	the Company shall provide the Agent and the Lenders notice any public or non-public enforcement action and comply with any directives issued by the regulatory authority bringing such action.

•	The Company shall pay to the Agent an “Amendment Fee” of $3,489,000.00 payable on the earlier of (a) the date the outstanding balance under the Credit Agreement is repaid in full or (b) the Maturity Date; provided however, that if such amount is repaid (y) by September 30, 2009, the Amendment Fee shall be reduced to $1,163,000.00, and (z) by December 31, 2009, the Amendment Fee shall be reduced to $2,326,000.00.

The total outstanding balance under the Credit Agreement as of May 29, 2009 was $116.3 million. Under the Amendment, the Agent and the lenders agree to forbear from exercising their rights and remedies against the Company until the earliest to occur of the following: (i) the occurrence of any event of default other than a failure to make principal payments on the outstanding balance under the Credit Agreement; or (ii) May 31, 2010.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions, and events of default for agreements of such type.

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

Preferred Equity:  The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 5,000,000 shares of preferred stock at a par value of $0.10 per share. In January, 2009, under the Capital Purchase Program (“CPP”), the Corporation issued 110,000 shares of senior preferred stock (with a par value of $0.10 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 7.4 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $110 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount will be accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $72.9 million and $37.1 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. Three years after the original issue date the Corporation may redeem the Senior Preferred Stock at a redemption price equal to the sum of the liquidation preference of $1,000 per share and any accrued and unpaid dividends. Prior to the end of three years, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $110 million (each a “Qualified Equity Offering”). The UST may also transfer the Senior Preferred Stock to a third party at any time.

Common Stock Warrants:  The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $2.23 per share (subject to certain anti-dilution adjustments). The UST may not exercise or transfer the Common Stock Warrants with respect to more than half of the initial shares of common stock underlying the common stock warrants prior to the earlier of (a) the date on which the Corporation receives aggregate gross proceeds of not less than $110 million from one or more Qualified Equity Offerings and (b) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the Common Stock Warrants will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least $110 million from one or more Qualified Equity Offerings prior to December 31, 2009.

Assumptions were used in estimating the fair value of Common Stock Warrants. The weighted average expected life of the Common Stock Warrants represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for the Common Stock Warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.35%, an expected volatility of 50.12%, and a dividend yield of 1.55%. Based on these assumptions, the estimated fair value of the Common Stock Warrants was $7.8 million.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2009, the most recent notification from the OTS categorizes the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible and risk-based capital ratios. Subsequent to March 31, 2009, the Bank voluntarily entered into a cease and desist agreement with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements as further described in Note 22.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators at March 31, 2009 and 2008:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A
At March 31, 2008:
Tier 1 capital (to adjusted tangible assets)	$352,311	7.04%	$150,210	3.00%	$250,349	5.00%
Risk-based capital (to risk-based assets)	390,596	10.14	308,273	8.00	385,341	10.00
Tangible capital (to tangible assets)	352,311	7.04	75,105	1.50	N/A	N/A

The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
	(In thousands)

Stockholders’ equity of the Bank	$322,505	$432,382
Less: Goodwill and intangible assets	(4,725)	(77,734)
Accumulated other comprehensive income	6,350	(2,337)

Tier 1 and tangible capital	324,130	352,311
Plus: Allowable general valuation allowances	46,550	38,285

Risk-based capital	$370,680	$390,596

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. Subsequent to March 31, 2009, the Corporation voluntarily entered into a cease and desist agreement with the OTS which requires, among other things, the Corporation receive the permission of the OTS prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in note 22.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Employee Benefit Plans

The Corporation maintains a defined contribution plan in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 50% of their base compensation. The Corporation matches 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was $1.1 million, $963,000, and $887,000, for the years ended March 31, 2009, 2008, and 2007, respectively.

The Corporation sponsors an Employee Stock Ownership Plan (“ESOP”) which covers all employees with more than one year of employment, who are at least 21 years of age and who work more than 1,000 hours in a plan year. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. There was no ESOP expense for fiscal years 2009, 2008 and 2007.

The activity in the ESOP shares of both plans is as follows:

	Year Ended March 31,
	2009	2008	2007

Balance at beginning of year	1,270,438	1,355,508	1,396,609
Additional shares purchased	—	—	—
Shares distributed for terminations	(53,628)	(50,189)	(5,108)
Sale of shares for cash distributions	(20,979)	(34,881)	(35,993)

Balance at end of year	1,195,831	1,270,438	1,355,508
Allocated shares included above	1,195,831	1,270,438	1,355,508

Unallocated shares	—	—	—

In the event a terminated ESOP participant desires to sell their shares of the Corporation’s stock, or for certain employees who elect to diversify their account balances, the Corporation may be required to purchase the shares from the participant at their fair market value. At March 31, 2009 and 2008, the ESOP held 1,195,831 shares and 1,270,438 shares, respectively, all of which have been allocated to ESOP participants. The fair market value of those shares totaled $1.6 million and $24.1 million as of March 31, 2009 and 2008, respectively. During the years ended March 31, 2009 and 2008, the fair market value of the stock purchased by the Company from ESOP participants totaled $363,000 and $979,000, respectively. The Corporation expects the amount it may be required to pay during 2010 for shares from ESOP participants will approximate the amount paid during 2009.

During 1992, the Corporation formed four Management Recognition Plans (“MRPs”) which acquired a total of 4% of the shares of the Corporation’s common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the Corporation amended and restated the MRPs to extend their term. There were no shares granted during the years ended March 31, 2009, 2008 and 2007. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank’s employees become vested in the awarded shares. There was no MRP amortized to compensation expense for the years ended March 31, 2009, 2008 and 2007. There were no shares vested during the years ended March 31, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the MRP shares is as follows:

	Year Ended March 31,
	2009	2008	2007

Balance at beginning of year	418,185	405,965	396,734
Additional shares purchased	11,684	12,220	9,231
Shares vested	—	—	—

Balance at end of year	429,869	418,185	405,965
Allocated shares included above	—	—	—

Unallocated shares	429,869	418,185	405,965

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

A summary of stock options activity for all periods follows:

	Year Ended March 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	752,397	$20.43	837,296	$19.82	1,159,022	$17.75
Granted	—	—	—	—	—	—
Exercised	(96,870)	15.34	(72,427)	14.53	(321,726)	12.37
Forfeited	(139,857)	19.66	(12,472)	13.27	—	—

Outstanding at end of year	515,670	$21.60	752,397	$20.43	837,296	$19.82

Options exercisable and vested at year-end	515,670	$21.60	752,397	$20.43	837,296	$19.82

Intrinsic value of options exercised	$51		$875		$5,307

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009 was zero.

In March 2006, the Board approved the accelerated vesting and exercisability of all unvested and unexercisable stock options to purchase common stock of the Corporation outstanding as of March 31, 2006. As a result, options to purchase 67,240 shares of common stock, which would have otherwise vested and become exercisable from time to time over the four years subsequent to March 31, 2006 (including options to purchase 30,168 shares of common stock that would have vested and become exercisable in June 2006), became vested and exercisable on March 31, 2006. The number of shares and exercise price of the options subject to acceleration are unchanged. The accelerated options have exercise prices between $23.77 and $31.945 per share, with a weighted average exercise price of $26.43 per share.

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

At March 31, 2009, 872,571 shares were available for future grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2009:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 – $22.07	281,330	2.52	$18.11	281,330	$18.11
$23.77 – $28.50	201,340	4.47	24.78	201,340	24.78
$31.95 – $31.95	33,000	6.32	31.95	33,000	31.95

	515,670	3.52	$21.60	515,670	$21.60

In 2004, the Corporation approved the 2004 Equity Incentive Plan. The purpose of the plan was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. The restricted stock grants generally vest over a period of three to five years and are included in outstanding shares at the time of vesting. There were 22,500, 32,700 and 55,000 shares granted at fair value under the plan during the year ended March 31, 2009, 2008 and 2007, respectively. The restricted stock grant plan expense was $599,000, $644,000 and $400,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The activity in the restricted stock grant shares is as follows:

	Year Ended March 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value

Balance at beginning of year	78,800	$26.32	66,600	$29.62	20,700	$31.95
Restricted stock granted	22,500	7.32	32,700	22.85	55,000	28.47
Restricted stock vested	(12,900)	29.14	(19,500)	30.09	(9,100)	31.95
Restricted stock forfeited	(12,400)	11.58	(1,000)	22.85	—	—

Balance at end of year	76,000	$22.62	78,800	$26.32	66,600	$29.62

The Corporation has two types of deferred compensation plans to benefit certain executives of the Corporation and the Bank. The first type of plan provides for contributions by both the participant and the Corporation equal to the amounts in excess of limitations imposed by the Internal Revenue Code amendment of 1986. The expense associated with this plan for fiscal 2009, 2008 and 2007 was $12,000, $67,000 and $102,000, respectively. The amount accrued at March 31, 2009, 2008 and 2007 was $12,000, $12,000 and $90,000, respectively. The second type of plan provides for contributions by the Corporation to supplement the participant’s retirement. The expense associated with this plan for fiscal 2009, 2008 and 2007 was $234,000, $249,000 and $163,000, respectively. When the benefits are to be paid to the participants, they are paid in a fixed number of shares of company stock. These two plans are reported in other liabilities with a related contra account reported as a deferred compensation obligation in the equity section of the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. The fair value of stock that vested during the year ended March 31, 2009 was $48,000.

Note 13 —	Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2009	2008	2007

Current:
Federal	$(23,064)	$19,416	$21,455
State	97	5,832	6,173

	(22,967)	25,248	27,628
Deferred:
Federal	(8,558)	(4,381)	(2,428)
State	1,427	(1,217)	(614)

	(7,131)	(5,598)	(3,042)

Total Income Tax Expense (Benefit)	$(30,098)	$19,650	$24,586

For state income tax purposes, certain subsidiaries have net operating loss carryovers of $69,673,000 available to offset against future income. The carryovers expire in the years 2010 through 2024 if unused.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,
	2009		2008		2007
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) before income taxes	$(258,409)	100.0%	$50,782	100.0%	$63,558	100.0%

Income tax expense (benefit) at federal statutory rate of 35%	$(90,443)	35.0%	$17,774	35.0%	$22,245	35.0%
State income taxes, net of federal income tax benefits	(8,852)	3.4	2,913	5.7	3,429	5.3
Tax benefit from dividend to ESOP	(125)	0.0	(319)	(0.6)	(1,171)	(1.8)
Reduction in tax exposure reserve	(977)	0.4	(500)	(1.0)	—	—
Write-off of goodwill	24,348	(9.4)	—	—	—	—
Increase in valuation allowance	46,310	(17.9)	—	—	231	0.4
Other	(359)	0.1	(218)	(0.4)	(148)	(0.2)

Income tax provision	$(30,098)	11.6%	$19,650	38.7%	$24,586	38.7%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,
	2009	2008	2007

Deferred tax assets:
Allowances for loan losses	$58,442	$15,081	$8,238
Other loss reserves	4,822	269	557
State NOL carryforwards	3,604	631	469
Unrealized gains/(losses)	2,695	(738)	389
Other	11,773	9,045	8,103

Total deferred tax assets	81,336	24,288	17,756
Valuation allowance	(49,981)	(997)	(1,321)

Adjusted deferred tax assets	31,355	23,291	16,435
Deferred tax liabilities:
FHLB stock dividends	(3,997)	(4,022)	(3,824)
Mortgage servicing rights	(6,094)	(4,888)	(2,441)
Purchase accounting	(3,348)	(4,713)	—
Other	(1,639)	(1,513)	(1,361)

Total deferred tax liabilities	(15,078)	(15,136)	(7,626)

Net deferred tax assets	$16,277	$8,155	$8,809

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At March 31, 2009, we determined that a valuation allowance relating to a portion of our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by a loss in the most recent year caused by the significant loan loss provisions recorded during the year ended March 31, 2009 associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $50.0 million excluding the valuation on the deferred tax asset related to unrealized losses on available for sale securities was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

Accounting for Uncertainty in Income Taxes:  Effective April 1, 2007, the Corporation adopted FIN 48. This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no material impact on the Corporation’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the change in unrecognized tax benefits from April 1, 2008 to March 31, 2009 is as follows:

Balance at April 1, 2008	$305
Reductions for tax positions of prior years	305

Balance at March 31, 2009	$—

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

The Corporation’s real estate investment subsidiary, IDI, is required to guaranty the partnership loans of its consolidated subsidiaries, for the development of homes for sale. These subsidiaries are consolidated in these financial statements as VIE’s since IDI or its wholly owned subsidiaries is the primary beneficiary. These loans are secured by lots and homes being developed at a rate of 3.75%. As of March 31, 2009 the Corporation’s real estate investment subsidiary, IDI, had guaranteed $16.5 million for the following partnerships on behalf of the respective subsidiaries. As of that same date, $14.6 million is outstanding and reflected as a liability in these consolidated financial statements. The table below summarizes the individual consolidated subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
		Amount	Outstanding	Outstanding
Subsidiary of IDI	Partnership Entity	Guaranteed	at 3/31/09	at 3/31/08
(Dollars in thousands)

Oakmont	Chandler Creek	$—	$—	$15,000
Davsha III	Indian Palms 147, LLC	500	476	396
Davsha V	Villa Santa Rosa, LLC	1,000	346	722
Davsha VII	La Vista Grande 121, LLC	15,000	13,742	12,105

Total		$16,500	$14,564	$28,223

IDI has real estate partnership investments within its consolidated subsidiaries for which it guarantees the above loans which are reflected as liabilities in these consolidated financial statements. These partnerships are also funded by financing with loans guaranteed by IDI and secured by the lots and homes being developed within each of the respective partnership entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In acting as a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $16.5 million. At March 31, 2009, the Corporation’s maximum exposure to loss as a result of involvement with these limited partnerships was $(11.8) million as detailed in Note 1.

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,
	2009	2008

Commitments to extend credit:
Fixed rate	$51,797	$94,290
Adjustable rate	630	24,934
Unused lines of credit:
Home equity	144,662	136,458
Credit cards	37,602	40,368
Commercial	89,300	128,505
Letters of credit	20,694	47,218
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	23,527	23,698
Real estate investment segment borrowing guarantees unfunded	1,936	3,277

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB), the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $161,977,000 and $9,708,000 at March 31, 2009 and 2008, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2009 and 2008 amounted to $540,198,000 and $89,421,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation previously participated in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Chicago (FHLB). The program was intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a “flow” basis as agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs. The program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF program. The Corporation does, however, continue to service the loans funded under the program and maintains the credit exposure and credit enhancement fees. Under the MPF Program, credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency. The participating institution may also be liable for certain first layer losses after a specified period of time. The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.

Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure in the amount of $23,527,000 at March 31, 2009 related to approximately $1,410,000,000 of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

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

The Corporation has recorded derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 15). The fair values of these derivatives were immaterial at March 31, 2009 and 2008.

Note 17 —	Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.

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

Federal Home Loan Bank stock:  The carrying amount of FHLB stock approximates its fair value as it can only be redeemed to the FHLB at its par value of $100.

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

Off-balance-sheet instruments:  Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$433,826	$433,826	$257,743	$257,743
Investment securities	77,684	77,684	87,036	87,036
Mortgage-related securities	407,351	407,351	269,429	269,430
Loans held for sale	161,964	161,964	9,669	9,669
Loans receivable	3,896,439	3,981,442	4,202,833	4,288,621
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	25,375	25,375	29,921	29,921
Financial liabilities:
Deposits	3,909,391	3,921,802	3,518,482	3,491,093
Federal Home Loan Bank and other borrowings	1,078,392	1,079,556	1,206,761	1,205,177
Accrued interest payable — borrowings	2,833	2,833	3,827	3,827
Accrued interest payable — deposits	14,436	14,436	21,512	21,512

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

Effective January 1, 2009, the Corporation early adopted FASB FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for an asset or liability have significantly decreased when compared with normal activity for an asset or liability. Reduced activity is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. If the reporting entity concludes that the quoted prices are not determinative of fair value, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with Statement 157.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value on a Recurring Basis

The table below presents the balance of securities available-for-sale at March 31, 2009, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$77,684	$616	$77,068	$—
Mortgage-related securities available for sale	407,301	—	—	407,301

Securities available-for-sale consist mainly of AAA rated US Government agency securities, with the majority having maturity dates of five years or less. The Corporation measures securities available-for-sale at fair value on a recurring basis; thus, there was no transition adjustment upon adoption of SFAS 157. The fair value of the Corporation’s securities available-for-sale are determined using observable inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

Mortgage-Related Securities
Available for Sale

Balance at beginning of year	$—
Total gains (losses) (realized/unrealized)
Included in earnings	731
Included in other comprehensive income	(3,350)
Included in earnings as other than temporary impairment	(805)
Purchases	184,340
Principal repayments	(43,657)
Transfers in and/or out of level 3	270,042

Balance at end of year	$407,301

The purchases of securities classified as level 3 during the year ended March 31, 2009 included CMO’s and U.S. agency REMICS.

A pricing service was used to value our investment securities and mortgage-related securities as of March 31, 2009. Mortgage-related securities were transferred to a level 3 during the quarter ended September 30, 2008 due to the fact that they were in an illiquid (i.e. inactive) market. The Corporation utilized fair value estimates obtained from an independent pricing service as of March 31, 2009 for all corporate mortgage-related securities that were rated below triple-A by at least one major rating service as of the measurement date. These estimates were determined using a discounted cash flow model in accordance with the guidance provided in FAS FSP 157-4. The significant inputs to the model include the estimated cash flows, prepayment speeds, default rates, loss severity and the discount rate.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of March 31, 2009 (in thousands):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$262,319	$—	$—	$262,319
Loans held for sale	5,845	—	5,845	—
Goodwill	—	—	—	—

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. As discussed in Note 6, only approximately 37.9% of impaired loans are based on appraisals received within one year. As a result, the Corporation has applied significant discounts to aged appraisals due to declines in current valuations for real estate collateral. Specific reserves were calculated for impaired loans with an aggregate carrying amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$298.3 million during the fiscal year ended March 31, 2009. The collateral underlying these loans had a fair value of $262.3 million, less estimated costs to sell of $37.3 million, resulting in a specific reserve in the allowance for loan losses of $73.3 million.

Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

In accordance with the provisions of Statement 142, goodwill with a carrying value of $72.2 million was written down to its implied fair value of zero, resulting in an impairment charge of $72.2 million, which was included in earnings for the fiscal year ended March 31, 2009.

Note 18 —	Condensed Parent Only Financial Information

The following represents the parent company only financial information of the Corporation:

Condensed Balance Sheets

	March 31,
	2009	2008
	(In thousands)

ASSETS
Cash and cash equivalents	$7,357	$4,811
Investment in subsidiaries	310,694	439,007
Securities available for sale	57	1,261
Loans receivable from non-bank subsidiaries	20,442	28,873
Other	3,222	532

Total assets	$341,772	$474,484

LIABILITIES
Loans payable	$116,300	$118,465
Other liabilities	11,751	10,903

Total liabilities	128,051	129,368

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	213,721	345,116

Total liabilities and stockholders’ equity	$341,772	$474,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Interest income	$1,208	$2,033	$2,049
Interest expense	6,216	3,936	3,954

Net interest income	(5,008)	(1,903)	(1,905)
Equity in net income from subsidiaries	(223,287)	32,264	40,382
Non-interest income	—	12	271

Income from Operations	(228,295)	30,373	38,748
Non-interest expense	3,437	553	504

Income before income taxes	(231,732)	29,820	38,244
Income taxes	(3,421)	(1,312)	(728)

Net income	$(228,311)	$31,132	$38,972

Condensed Statements of Cash Flows

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Operating Activities
Net income (loss)	$(228,311)	$31,132	$38,972
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net loss (income) of subsidiaries	223,287	(32,264)	(40,382)
Other	(1,621)	(610)	2,607

Net cash provided (used) by operating activities	(6,645)	(1,742)	1,197
Investing Activities
Proceeds from maturities of investment securities	653	279	—
Purchase of investment securities available for sale	—	—	(2,016)
Net (increase) decrease in loans receivable from non-bank subsidiaries	8,431	(1,383)	(1,706)
Capital contribution to Bank subsidiary	(110,000)	(39,000)	—
Dividends from Bank subsidiary	6,195	16,000	25,000

Net cash provided (used) by investing activities	(94,721)	(24,104)	21,278
Financing Activities
Increase (decrease) in loans payable	(2,165)	54,865	(500)
Issuance of preferred stock and common stock warrants	110,000	—	—
Purchase of treasury stock	—	(12,556)	(15,689)
Exercise of stock options	1,485	838	2,920
Purchase of stock by retirement plans	693	1,152	393
Cash dividend paid	(6,101)	(14,900)	(14,376)

Net cash provided (used) by financing activities	103,912	29,399	(27,252)
Increase (decrease) in cash and cash equivalents	2,546	3,553	(4,777)
Cash and cash equivalents at beginning of year	4,811	1,258	6,035

Cash and cash equivalents at end of year	$7,357	$4,811	$1,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Segment Information

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

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2009, 2008 and 2007, respectively.

	Year Ended March 31, 2009
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$102	$261,373	$(1,213)	$260,262
Interest expense	1,116	135,569	(1,213)	135,472

Net interest income (loss)	(1,014)	125,804	—	124,790
Provision for loan losses	—	205,719	—	205,719

Net interest income (loss) after provision for loan losses	(1,014)	(79,915)	—	(80,929)
Real estate investment partnership revenue	2,130	—	—	2,130
Other revenue from real estate operations	8,194	—	—	8,194
Other income	—	35,297	(90)	35,207
Real estate investment partnership cost of sales	(1,736)	—	—	(1,736)
Other expense from real estate partnership operations	(9,596)	—	90	(9,506)
Real estate partnership impairment	(17,631)	—	—	(17,631)
Minority interest in loss of real estate partnerships	148	—	—	148
Other expense	—	(194,286)	—	(194,286)

Income (loss) before income taxes	(19,505)	(238,904)	—	(258,409)
Income tax expense (benefit)	(1,068)	(29,030)	—	(30,098)

Net income (loss)	$(18,437)	$(209,874)	$—	$(228,311)

Total assets at end of period	$25,070	$5,247,985	$—	$5,273,055
Goodwill	$—	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2008
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$141	$298,515	$(1,981)	$296,675
Interest expense	1,828	167,823	(1,981)	167,670

Net interest income (loss)	(1,687)	130,692	—	129,005
Provision for loan losses	—	22,551	—	22,551

Net interest income (loss) after provision for loan losses	(1,687)	108,141	—	106,454
Real estate investment partnership revenue	8,623	—	—	8,623
Other revenue from real estate operations	7,440	—	—	7,440
Other income	—	35,643	(119)	35,524
Real estate investment partnership cost of sales	(8,489)	—	—	(8,489)
Other expense from real estate partnership operations	(10,291)	—	119	(10,172)
Minority interest in loss of real estate partnerships	402	—	—	402
Other expense	—	(89,000)	—	(89,000)

Income (loss) before income taxes	(4,002)	54,784	—	50,782
Income tax expense (benefit)	(1,682)	21,332	—	19,650

Net income (loss)	$(2,320)	$33,452	$—	$31,132

Total assets at end of period	$72,028	$5,077,529	$—	$5,149,557
Goodwill	$—	$72,375	$—	$72,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2007
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$362	$282,308	$(1,978)	$280,692
Interest expense	1,906	152,718	(1,978)	152,646

Net interest income (loss)	(1,544)	129,590	—	128,046
Provision for loan losses	—	11,255	—	11,255

Net interest income (loss) after provision for loan losses	(1,544)	118,335	—	116,791
Real estate investment partnership revenue	18,977	—	—	18,977
Other revenue from real estate operations	6,560	—	—	6,560
Other income	—	28,581	(119)	28,462
Real estate investment partnership cost of sales	(17,607)	—	—	(17,607)
Other expense from real estate partnership operations	(8,950)	—	119	(8,831)
Minority interest in loss of real estate partnerships	241	—	—	241
Other expense	—	(81,035)	—	(81,035)

Income (loss) before income taxes	(2,323)	65,881	—	63,558
Income tax expense (benefit)	(606)	25,192	—	24,586

Net income (loss)	$(1,717)	$40,689	$—	$38,972

Total assets at end of period	$74,169	$4,465,516	$—	$4,539,685
Goodwill	$—	$19,956	$—	$19,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Earnings per Share

The computation of earnings per share for fiscal years 2009, 2008 and 2007 is as follows:

	Twelve Months Ended March 31,
	2009	2008	2007

Numerator:
Net income	$(228,310,637)	$31,132,097	$38,972,272

Numerator for basic and diluted earnings per share — income available to common stockholders	$(228,310,637)	$31,132,097	$38,972,272
Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	21,075,897	20,975,803	21,405,888
Effect of dilutive securities:
Employee stock options	—	119,529	282,564

Denominator for diluted earnings per share — adjusted weighted-average common shares and assumed conversions	21,075,897	21,095,332	21,688,452

Basic earnings per share	$(10.83)	$1.48	$1.82

Diluted earnings per share	$(10.83)	$1.48	$1.80

At March 31, 2009, approximately 516,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The warrant to purchase 7.4 million shares at an exercise price of $2.23 was not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the Senior Preferred Stock were converted are not included in the computation of diluted earnings per share for the years ended March 31, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Selected Quarterly Financial Information (Unaudited)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2009	2008	2008	2008	2008	2007	2007	2007
	(In thousands, except per share data)

Interest income:
Loans	$55,910	$60,042	$59,450	$65,711	$70,229	$68,732	$69,714	$68,031
Securities and other	5,183	4,631	4,538	4,797	5,039	5,305	5,009	4,616

Total interest income	61,093	64,673	63,988	70,508	75,268	74,037	74,723	72,647
Interest expense:
Deposits	22,515	21,602	23,898	26,842	29,363	31,036	31,424	31,446
Borrowings and other	9,870	10,364	10,136	10,245	10,839	11,663	11,715	10,184

Total interest expense	32,385	31,966	34,034	37,087	40,202	42,699	43,139	41,630

Net interest income	28,708	32,707	29,954	33,421	35,066	31,338	31,584	31,017
Provision for loan losses	56,385	92,970	46,964	9,400	10,393	7,792	2,095	2,271

Net interest income (loss) after provision for loan losses	(27,677)	(60,263)	(17,010)	24,021	24,673	23,546	29,489	28,746
Real estate investment partnership revenue	310	1,820	—	—	457	1,012	2,428	4,726
Service charges on deposits	3,528	3,966	4,134	3,859	3,609	3,191	3,148	3,091
Net gain (loss) on sale of loans	7,858	(228)	808	2,243	2,984	1,468	814	878
Net gain (loss) on sale or impairment of investments and mortgage-related securities	(805)	(1,396)	(1,902)	—	499	—	3	12
Other revenue from real estate operations	3,966	1,723	1,032	1,473	2,475	2,750	992	1,223
Other non-interest income	1,105	3,628	4,175	4,234	3,538	3,683	3,790	4,107

Total non-interest income	15,962	9,513	8,247	11,809	13,562	12,104	11,175	14,037
Compensation	14,329	13,755	14,665	13,307	12,921	11,358	11,301	11,270
Real estate partnership cost of sales	545	1,191	—	—	548	932	2,669	4,340
Other expenses from real estate partnership operations	16,052	7,170	1,724	2,191	3,396	2,894	1,797	2,085
Net expense-REO operations	3,336	8,038	1,952	189	887	272	227	202
Other non-interest expense	13,682	88,103	11,826	11,104	12,045	9,850	9,571	8,387

Total non-interest expense	47,944	118,257	30,167	26,791	29,797	25,306	25,565	26,284

Minority interest in income (loss) of real estate partnership operations	(246)	150	(13)	(39)	(43)	(81)	(203)	(75)

Income (loss) before income taxes	(59,413)	(169,157)	(38,917)	9,078	8,481	10,425	15,302	16,574
Income taxes	(16,147)	(1,899)	(15,618)	3,566	2,838	4,096	6,028	6,688

Net income (loss)	$(43,266)	$(167,258)	$(23,299)	$5,512	$5,643	$6,329	$9,274	$9,886

Earnings Per Share:
Basic	$(2.05)	$(7.96)	$(1.11)	$0.26	$0.27	$0.30	$0.44	$0.47
Diluted	(2.05)	(7.96)	(1.11)	0.26	0.27	0.30	0.44	0.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Subsequent Events

On June 26, 2009, Anchor Bancorp Wisconsin Inc. (the “Company”) and its wholly-owned subsidiary, Anchor Bank (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).

The Company Order requires that the Company notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. By July 31, 2009, the Company’s board is required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Company is required to provide the OTS its Variance Analysis Report for that quarter.

The Bank Order requires that the Bank notify, or in certain cases receive the permission of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business.

The Orders also require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank must also submit to the OTS, within prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

At the effective date of the Orders, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 6.17 percent and a total risk-based capital ratio of 10.20 percent, each above the level needed for an institution to be categorized as well-capitalized but below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. If by September 30, 2009 or December 31, 2009, respectively, the Bank does not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Company which could, among other things, materially adversely affect the Company’s shareholders.

All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits 10.25, 10.26, 10.27, and 10.28 to this Annual Report on Form 10-K and are incorporated by reference herein in their entirety.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Deposit Insurance

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008 and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board 7.0 basis point increase in the assessment range for the first quarter of 2009. The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range 7.0 to 77.5 basis points. In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited the consolidated balance sheets of Anchor BanCorp Wisconsin Inc. (the Corporation) as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated June 25, 2009 expressed an opinion that the Corporation had not maintained effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 25, 2009

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited Anchor BanCorp Wisconsin Inc. (the Corporation’s) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the corporation’s annual or interim financial statements will not be prevented or detected in a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Corporation did not maintain effective controls over financial reporting related to the allowance for loan losses caused by failure to:

•	Maintain policies and procedures to ensure that loan personnel performed an analysis adequate to risk classify the loan portfolio.

•	Effectively monitor the loan portfolio and identify problem loans in a timely manner.

•	Maintain policies and procedures to ensure that SFAS No. 114 Accounting by Creditors for Impairment of a Loan analyses are prepared timely, accurately and subject to supervisory review.

•	Receive current financial information on problem loans, in a timely manner, to ensure that these loans were evaluated for impairment under SFAS No. 114.

•	Establish policies and procedures to ensure that an impairment calculation is prepared for all loans identified as impaired and that the impairment calculation is updated on a quarterly basis.

•	Effectively monitor problem loans to ensure that recent appraisals are used to support the collateral valuation utilized in the impairment analyses.

•	Maintain policies and procedures to ensure that the supporting documentation for the allowance for loan loss calculation is reviewed and tested by an individual independent of the allowance for loan loss process.

•	Re-evaluate the qualitative factors used in the allowance calculation on a quarterly basis to assess the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank’s real estate and development portfolios.

Further, the Corporation did not maintain effective controls over financial reporting over impairment charges, related to other real estate owned. The existing policies and procedures did not provide for sufficient supervisory controls around the valuation and recording of impairment charges for other real estate owned to ensure impairment charges were properly recognized and recorded.

Additionally, the Corporation did not maintain effective entity-level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles. This weakness relates primarily to disclosures required as a result of changing economic conditions, adoption of new accounting standards, and unusual significant transactions. This material weakness was evidenced by the ineffective preparation of the financial statements and resulted from the lack of the necessary supervisory review to ensure accurate presentation and disclosure in the financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements, and this report does not affect our report dated June 25, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of for the year ended March 31, 2009 of Anchor BanCorp Wisconsin Inc. and our report dated June 25, 2009 expressed an unqualified opinion.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 25, 2009

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

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2009. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

Internal Control over Financial Reporting

During the year ended March 31, 2009, the Corporation identified material weaknesses in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to determining the allowance for loan losses. The Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are not operating in an effective manner.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of March 31, 2009:

1. Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained multiple deficiencies that represent material weaknesses. Specifically the Corporation failed to:

•	Maintain policies and procedures to ensure that loan personnel performed an analysis adequate to risk classify the loan portfolio.

•	Effectively monitor the loan portfolio and identify problem loans in a timely manner.

•	Maintain policies and procedures to ensure that SFAS No. 114 Accounting by Creditors for Impairment of a Loan documentation is prepared timely, accurately and subject to supervisory review.

•	Receive current financial information on problem loans, in a timely manner, to ensure that these loans were evaluated for impairment under SFAS No. 114.

•	Establish policies and procedures to ensure that an impairment calculation is prepared for all loans identified as impaired and that the impairment calculation is updated on a quarterly basis.

•	Effectively monitor problem loans to ensure that recent appraisals are used to support collateral valuation utilized in the impairment analysis.

•	Maintain policies and procedures to ensure that the supporting documentation for the allowance for loan loss calculation is reviewed and tested by an individual independent of the allowance for loan loss process.

•	Re-evaluate the qualitative factors used in the allowance calculation on a quarterly basis to assess the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank’s real estate and development portfolios.

2. The Corporation did not maintain effective controls over financial reporting over impairment charges, related to Other Real Estate Owned (‘OREO’). The existing policies and procedures did not provide for sufficient supervisory controls around the valuation and recording of impairment charges for other real estate owned to ensure impairment charges were properly recognized and recorded.

3. The Corporation did not maintain effective entity-level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles. This material weakness was identified by our auditors when they reviewed the financial statements and identified disclosures that either required significant modification or were missing altogether. The weakness relates primarily to disclosures required as a result of changing economic conditions, adoption of new accounting standards, and disclosure of unusual significant transactions. This material weakness was evidenced by the ineffective preparation of the financial statements and resulted from the lack of the necessary supervisory review to ensure accurate presentation and disclosure in the financial statements.

These material weaknesses led to a material error in the provision for loan losses and the allowance for loan losses in the Corporation’s preliminary financial statements and contributed to delays in the preparation of the Corporation’s financial statements and Form 10-K as of March 31, 2009.

In connection with its determination that material weaknesses exists, the Corporation (i) has implemented and is continuing to develop new procedures for the determination of the allowance for loan losses requiring that certain subjective factors, such as local and national economic trends and real estate valuations, be considered more fully and be discussed with senior management and the audit committee of the board of directors; and (ii) has taken additional steps to monitor more closely the adequacy of the allowance for loan losses and continues to develop and implement additional procedures. In addition, the Corporation has created the position of Lead Director, an independent director chosen by the full Board of Directors, to actively review management and operations of the Corporation, including reviewing management’s initiatives on the matters described above. While the Corporation believes that these actions will eventually remediate these material weaknesses, it has not yet confirmed the effectiveness of such controls.

/s/ Douglas J. Timmerman	/s/ Dale C. Ringgenberg

Douglas J. Timmerman	Dale C. Ringgenberg
Chairman of the Board, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer

June 25, 2009	June 25, 2009

Change in Internal Control Over Financial Reporting.  There were no changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2009.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2009.

Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	515,670	(1)	$21.60	1,302,440	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	—		—	—

Total	515,670		$21.60	1,302,440

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2009, no shares of Common Stock were available for issuance under this plan.

(3)	Includes 429,869 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on July 28, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey & Pullen, LLP, dated June 25, 2009, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2009 and 2008.

Consolidated Statements of Income for each year in the three-year period ended March 31, 2009.

Consolidated Statements of Changes in Stockholders’ Equity for each year in the three-year period ended March 31, 2009.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2009.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc. as amended to date including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-K for the year ended March 31, 2001) and Articles of Amendment with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series B dated January 30, 2009 incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-20006).
3.2	Amendment to Bylaws of Anchor BanCorp Wisconsin Inc.

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1).
4.2	Warrant to Purchase Shares of Anchor BanCorp Wisconsin, Inc. Common Stock dated January 30, 2009 issued to the United States Department of the Treasury incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-20006).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1).
10.2	Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1).
10.3	Anchor BanCorp Wisconsin Inc. 1992 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1).
10.4	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.5	Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1).
10.6	Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.7	Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.8	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.9	1995 Stock Incentive Plan (incorporated by reference to the Registrant’s proxy statement filed on June 16, 1995).
10.10	Employment Agreement among the Corporation, the Bank and J. Anthony Cattelino (incorporated by reference to Exhibit 10.10 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.11	Employment Agreement among the Corporation, the Bank and Michael W. Helser (incorporated by reference to Exhibit 10.11 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.12	Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.13	Severance Agreement among the Corporation, the Bank and David L. Weimert (incorporated by reference to Exhibit 10.13 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.14	Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1995).
10.15	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1).
10.16	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1).
10.17	AnchorBank, fsb Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).

Exhibit No. 10.	Material Contracts:

10.18	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report or Form 10-K for the year ended March 31, 1994).
10.19	2001 Stock Option Plan for Non-Employee Directors (incorporated herein by reference to the Registrant’s proxy statement filed on June 29, 2001).
10.20	2004 Equity Incentive Plan (incorporated herein by reference to the Registrant’s proxy statement filed June 11, 2004.)
10.21	Amendment number one to AnchorBank fsb. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005).
10.22	Employment Agreement among the Corporation, the Bank and Mark D. Timmerman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 22, 2005).
10.23	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed September 30, 2008 (File No. 000-20006).
10.24	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed December 31, 2008 (File No. 000-20006).
10.25	Letter Agreement including the Securities Purchase Agreement--Standard Terms incorporated therein, between Anchor BanCorp Wisconsin, Inc. and The United States Department of the Treasury, dated January 30, 2009 incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-20006).
10.26	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 2, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed March 4, 2008 (File No. 000-20006).
10.27	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 29, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed June 2, 2009 (File No. 000-20006).
10.28	Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009.
10.29	Stipulation and Consent to Issuance of Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009.
10.30	Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009.
10.31	Stipulation and Consent to Issuance of Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009.

The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.22 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 20 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey & Pullen, LLP:

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

Date: June 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Douglas J. Timmerman	By:	/s/ Dale C. Ringgenberg

	Douglas J. Timmerman Chairman of the Board, President and Chief Executive Officer (principal executive officer)		Dale C. Ringgenberg Treasurer and Chief Financial Officer (principal financial and accounting officer)
	Date: June 25, 2009		Date: June 25, 2009

By:	/s/ Donald D. Kropidlowski	By:	/s/ Greg M. Larson

	Donald D. Kropidlowski Director		Greg M. Larson Director
	Date: June 25, 2009		Date: June 25, 2009

By:	/s/ Richard A. Bergstrom	By:	/s/ Pat Richter

	Richard A. Bergstrom Director		Pat Richter Director
	Date: June 25, 2009		Date: June 25, 2009

By:	/s/ James D. Smessaert	By:	/s/ Holly Cremer Berkenstadt

	James D. Smessaert Director		Holly Cremer Berkenstadt Director
	Date: June 25, 2009		Date: June 25, 2009

By:	/s/ Donald D. Parker	By:	/s/ David L. Omachinski

	Donald D. Parker Director		David L. Omachinski Director
	Date: June 25, 2009		Date: June 25, 2009

By:	/s/ Mark D. Timmerman

Mark D. Timmerman Director
Date: June 25, 2009