Form 10-Q
period 2009-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2009-08-10
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2009: 21,578,713

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2009	2009
	(In Thousands, Except Share Data)
Assets
Cash	$63,850	$59,654
Interest-bearing deposits	580,452	374,172

Cash and cash equivalents	644,302	433,826
Investment securities available for sale	51,294	77,684
Mortgage-related securities available for sale	493,313	407,301
Mortgage-related securities held to maturity (fair value of $48 and $50, respectively)	47	50
Loans, less allowance for loan losses of $141,378 at June 30, 2009 and $137,165 at March 31, 2009:
Held for sale	115,340	161,964
Held for investment	3,692,708	3,896,439
Foreclosed properties and repossessed assets, net	53,014	52,563
Real estate held for development and sale	16,205	16,120
Office properties and equipment	48,008	48,123
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	16,250	16,202
Accrued interest and other assets	107,359	107,954

Total assets	$5,292,669	$5,273,055

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$289,322	$274,392
Interest bearing deposits and accrued interest	3,698,584	3,649,435

Total deposits and accrued interest	3,987,906	3,923,827
Other borrowed funds	1,041,049	1,078,392
Other liabilities	60,815	56,704

Total liabilities	5,089,770	5,058,923

Commitments and contingent liabilities (Note 13)

Minority interest in real estate partnerships	326	411

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	76,047	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,578,713 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,327	109,327
Retained earnings	119,004	134,234
Accumulated other comprehensive income (loss) related to AFS securities	1,165	10
Accumulated other comprehensive income (loss) related to OTTI non credit issues	(5,516)	(6,347)

Total accumulated other comprehensive income (loss)	(4,351)	(6,337)
Treasury stock (3,784,626 and 3,793,554 shares, respectively), at cost	(94,496)	(94,744)
Deferred compensation obligation	(5,494)	(5,480)

Total stockholders’ equity	202,573	213,721

Total liabilities, minority interest and stockholders’ equity	$5,292,669	$5,273,055

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$54,273	$65,711
Mortgage-related securities	5,576	3,669
Investment securities and Federal Home Loan Bank stock	471	800
Interest-bearing deposits	269	328

Total interest income	60,589	70,508

Interest expense:
Deposits	24,133	26,842
Other borrowed funds	10,767	10,245

Total interest expense	34,900	37,087

Net interest income	25,689	33,421
Provision for loan losses	19,400	9,400

Net interest income after provision for loan losses	6,289	24,021

Non-interest income:
Loan servicing income (loss)	(182)	1,201
Credit enhancement income	377	417
Service charges on deposits	3,829	3,859
Investment and insurance commissions	804	1,181
Net gain on sale of loans	11,403	2,243
Net gain on sale of investments and mortgage-related securities	1,505	—
Total other than temporary losses	(164)	—
Portion of loss recognized in other comprehensive income	160
Reclassification from other comprehensive income	(209)	—

Net impairment losses recognized in earnings	(213)	—
Other revenue from real estate partnership operations	911	1,473
Other	1,126	1,435

Total non-interest income	19,560	11,809
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Con’t.)

	Three Months Ended June 30,
	2009	2008
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$14,290	$13,307
Occupancy	2,413	2,417
Federal insurance premiums	3,430	98
Furniture and equipment	2,050	2,126
Data processing	1,932	1,812
Marketing	373	587
Other expenses from real estate partnership operations	1,451	2,191
Net Expense—REO operations	1,066	189
Mortgage servicing rights impairment recovery	(1,344)	—
Foreclosure cost advance impairment	3,708	—
Loan fee expense	3,583	120
Other	4,735	3,944

Total non-interest expense	37,687	26,791

Minority interest in loss of consolidated real estate partnerships	(85)	(39)

Income (loss) before income taxes	(11,753)	9,078
Income taxes	—	3,566

Net income (loss)	$(11,753)	$5,512
Preferred stock dividends and discount accretion	(3,244)	—

Net income (loss) available to common equity	$(14,997)	$5,512

Comprehensive income (loss)	$(9,767)	$613
Earnings per share:
Basic	$(0.56)	$0.26
Diluted	(0.56)	0.26
Dividends declared per common share	—	0.18
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

							Accu-
							mulated
							Other
							Compre-
			Additional			Deferred	hensive
	Preferred	Common	Paid-in	Retained	Treasury	Compensation	Income
	Stock	Stock	Capital	Earnings	Stock	Obligation	(Loss)	Total
	(Dollars in thousands except per share data)
Balance at April 1, 2009	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$213,721
Comprehensive income (loss):
Net loss	—	—	—	(11,753)	—	—	—	(11,753)
Non-credit portion of other-than- temporary impairments:
Held-to-maturity securities, net of tax	—	—	—	—	—	—	—	—
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	(49)	(49)
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	2,035	2,035

Comprehensive income (loss)								$(9,767)

Dividend on preferred stock	—	—	—	(1,382)	—	—	—	(1,382)
Issuance of treasury stock	—	—	—	(233)	248	(14)	—	1
Accretion of preferred stock discount	1,862	—		(1,862)	—	—	—	—

Balance at June 30, 2009	$76,047	$2,536	$109,327	$119,004	$(94,496)	$(5,494)	$(4,351)	$202,573

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(In Thousands)
Operating Activities
Net income (loss)	$(11,753)	$5,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	19,400	9,400
Provision for OREO losses	20	—
Provision for depreciation and amortization	1,315	1,255
Amortization and accretion of investment securities, net	48	30
Amortization and accretion of mortgage related securities, net	(68)	—
Mortgage servicing rights recovery	(1,344)	—
Foreclosure cost advance impairment	3,708	—
Cash paid due to origination of loans held for sale	(648,235)	(176,203)
Cash received due to sale of loans held for sale	706,262	181,496
Net gain on sales of loans	(11,403)	(2,243)
Net gain on investments and mortgage- related securities	(1,505)	—
Net loss on impairment of securities available for sale	213	—
Stock-based compensation expense	1	148
Decrease in accrued interest receivable	1,774	396
(Increase) decrease in prepaid expense and other assets	(3,591)	(1,205)
Increase (decrease) in accrued interest payable on deposits	3,032	(5,526)
Increase (decrease) in other liabilities	2,729	(4,092)

Net cash provided by operating activities	60,603	8,968

Investing Activities
Proceeds from sales of investment securities available for sale	6,319	—
Proceeds from maturities of investment securities available for sale	33,465	7,690
Purchase of investment securities available for sale	(13,528)	(19,790)
Purchase of mortgage-related securities available for sale	(102,953)	(24,168)
Proceeds from sale of mortgage-related securities available for sale	40,322	—
Principal collected on mortgage-related securities	28,932	17,189
Net decrease in loans held for investment	126,433	48,136
Purchases of office properties and equipment	(1,240)	(1,192)
Sales of office properties and equipment	132	—
Capitalization of foreclosed properties	1,859	(299)
Proceeds from sale of foreclosed properties	6,690	762
Investment in real estate held for development and sale	(177)	(890)

Net cash provided by investing activities	126,254	27,438

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(In Thousands)
Financing Activities
Increase (decrease) in deposit accounts	$61,047	$(129,615)
Proceeds from borrowed funds	257	375,842
Repayment of borrowed funds	(37,600)	(435,265)
Decrease in minority interest in real estate partnerships	(85)	(40)
Exercise of stock options	—	1,485
Tax benefit from stock related compensation	—	13
Payments of cash dividends to stockholders	—	(3,785)

Net cash provided by (used in) financing activities	23,619	(191,365)

Net increase (decrease) in cash and cash equivalents	210,476	(154,959)
Cash and cash equivalents at beginning of period	433,826	257,743

Cash and cash equivalents at end of period	$644,302	$102,784

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$31,868	$42,613
Income taxes	(7,007)	3,155

Non-cash transactions:
Transfer of loans to foreclosed properties	9,020	16,222
Securitization of mortgage loans held for sale to mortgage-backed securities	48,878	—
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of financial instruments. The results of operations and other data for the three-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2010. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2009.
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

Note 3 — Investment Securities
The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At June 30, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$31,236	$475	$(81)	$31,630
Municipal Bonds	12,813	276	(51)	13,038
Mutual funds	1,822	—	—	1,822
Other	4,808	44	(48)	4,804

	$50,679	$795	$(180)	$51,294

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At March 31, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$48,471	$501	$(53)	$48,919
Municipal Bonds	21,768	524	(59)	22,233
Mutual funds	1,797	—	—	1,797
Other	4,806	33	(104)	4,735

	$76,842	$1,058	$(216)	$77,684

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2009 and March 31, 2009.

	At June 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
US government and Federal
Agency Obligations	$4,900	$(81)	$—	$—	$4,900	$(81)

Municipal Bonds	1,197	(25)	309	(26)	1,506	(51)

Other	—	—	103	(48)	103	(48)

Total temporarily impaired securities	$6,097	$(106)	$412	$(74)	$6,509	$(180)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
US government and Federal
Agency Obligations	$24,832	$(53)	$—	$—	$24,832	$(53)

Municipal Bonds	1,455	(59)	—	—	1,455	(59)

Other	151	(104)	—	—	151	(104)

Total temporarily impaired securities	$26,438	$(216)	$—	$—	$26,438	$(216)

The table above represents eleven investment securities at June 30, 2009 compared to ten at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).
In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.
Proceeds from sales of investment securities available for sale during the quarter ended June 30, 2009 were $6.3 million. There were no sales of investment securities during the quarter ended June 30, 2008. Gross gains of $149,000 were realized on sales during the quarter ended June 30, 2009. There were no gross gains realized on sales of investment securities during the quarter ended June 30, 2008. Gross losses of $2,000 were realized on sales for the quarter ended June 30, 2009. There were no gross losses realized on sales of investment securities during the quarter ended June 30, 2008.
At June 30, 2009 and March 31, 2009, investment securities with a fair value of approximately $9.4 million and $46.3 million, respectively were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of investment securities by contractual maturity at June 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $7.2 million at June 30, 2009. Investment securities subject to twelve-month calls at June 30, 2009 are $1.0 million.

		After 1	After 5		Non-
		Year	Years		Maturity
	Within 1	through 5	through 10	Over Ten	Equity
	Year	Years	Years	Years	Investments	Total
	(Dollars in Thousands)
Available for Sale, at fair value:
U.S. government and Federal
Agency Obligations	$15,530	$11,200	$—	$4,900	$—	$31,630
Municipal Bonds	2,885	5,304	2,360	2,489	—	13,038
Mutual fund	1,822	—	—	—	—	1,822
Other	3,597	25	—	1,116	66	4,804

Total Investment Securities	$23,834	$16,529	$2,360	$8,505	$66	$51,294

Note 4 — Mortgage-Related Securities
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
The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At June 30, 2009:
Available for Sale:
Agency CMOs and REMICs	$182,175	$1,124	$(700)	$182,599
Non-agency CMOs	110,841	278	(10,178)	100,941
Residential mortgage-backed securities	139,990	4,394	(70)	144,314
GNMA Securities	65,298	329	(168)	65,459

	$498,304	$6,125	$(11,116)	$493,313

Held to Maturity:
Residential mortgage-backed securities	$47	$1	$—	$48

	$47	$1	$—	$48

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At March 31, 2009:
Available for Sale:
Agency CMOs and REMICs	$142,692	$1,732	$(429)	$143,995
Non-agency CMOs	119,503	333	(12,309)	107,527
Residential mortgage-backed securities	97,562	3,221	(29)	100,754
GNMA Securities	54,753	417	(145)	55,025

	$414,510	$5,703	$(12,912)	$407,301

Held to Maturity:
Residential mortgage-backed securities	$50	$—	$—	$50

	$50	$—	$—	$50

The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and March 31, 2009.

	At June 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Agency CMO/REMICs	$94,571	$(700)	$—	$—	$94,571	$(700)

Non-Agency CMO’s	18,956	(1,374)	40,317	(3,164)	59,273	(4,538)

Residential Mortgage-backed securities	6,574	(70)	—	—	6,574	(70)

GNMA Securities	25,283	(166)	1,730	(2)	27,013	(168)

Total temporarily impaired securities	$145,384	$(2,310)	$42,047	$(3,166)	$187,431	$(5,476)

Other than temporarily impaired securities	$3,700	$(160)	$20,711	$(5,480)	24,411	(5,640)

Total temporary and other than temporarily impaired securities	$149,084	$(2,470)	$62,758	$(8,646)	$211,842	$(11,116)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Agency CMO/REMICs	$43,931	$(429)	$—	$—	$43,931	$(429)

Non-Agency CMO’s	33,715	(2,874)	34,265	(3,014)	67,980	(5,888)

Residential Mortgage-backed securities	3,892	(29)	—	—	3,892	(29)

GNMA Securities	24,049	(135)	1,803	(10)	25,852	(145)

	$105,587	$(3,467)	$36,068	$(3,024)	$141,655	$(6,491)

Other than temporarily impaired securities	$8,892	$(2,281)	$11,211	$(4,140)	20,103	(6,421)

Total temporary and other than temporarily impaired securities	$114,479	$(5,748)	$47,279	$(7,164)	$161,758	$(12,912)

The table above represents 72 securities at June 30, 2009 and March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment losses at least on a quarterly basis. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income.
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
The significant inputs used for calculating the credit loss portion of the OTTI includes prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-averaged maturity. The discount rate utilized to establish the net present value of projected cash flows ranged from 6% to 17%, depending upon the characteristics and estimated performance of each security. Default rates were based current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances of the loans as of June 1, 2009. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 0.2% to 10.6%. In establishing the fair value of the securities, a discount rate of 6% to 15% was utilized. There are no payments in kind allowed on these non-agency CMOs.

Based on the Corporation’s impairment testing as of June 30, 2009, eleven non-agency CMOs with a fair value of $28.8 million and an adjusted cost of $34.4 million were other-than-temporarily impaired. The portion of the other-than-temporary impairment due to credit of $213,000 was included in earnings for the three-month period ending June 30, 2009.
On a cumulative basis, other-than-temporary impairments due to credit were $1.0 million. Total unrealized losses on these securities were $6.5 million. The difference between the total unrealized losses of $6.5 million and the credit loss of $1.0 million, or $5.5 million, was charged against other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs.
The following table summarizes the fair value of eleven other-than-temporarily impaired non-agency CMOs by year of vintage, credit rating, and collateral loan type. This table also includes a breakout of OTTI between impairment due to credit loss and impairment due to other factors.

						Total OTTI	Total OTTI
	Year of Vintage					Related to	Related to
	2005	2006	2007	Total	Total OTTI	Credit Loss	Other Factors
				(in thousands)
Total Non-Agency CMOs
Rating:
AAA	$6,600	$4,425	$—	$11,025	$696	$244	$452
AA	—	—	—	—	—	—	—
A	—	—	5,153	5,153	2,249	257	1,992
BBB	—	—	—	—	—	—	—
BB and below	1,469	2,818	8,371	12,658	3,589	517	3,072

Total Non- Agency CMO’s	$8,069	$7,243	$13,524	$28,836	$6,534	$1,018	$5,516

Cumulative other-than-temporary impairments related to credit loss by year of vintage were $534,000 for 2007, $330,000 for 2006 and $154,000 for 2005.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for the three months ended June 30, 2009:

Beginning balance of the amount related to credit losses	$805

The credit portion of other-than temporary impairment not previously recognized	4
Securities sold during the period (realized)	—
Reductions for securities previously recognized in OTTI, but for which the Corporation intends to sell or it is more likely than not the Corporation will be required to sell prior to recovery	—
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	209
Reductions for increases in cash flows expected to be collected	—

Ending balance of the amount related to credit losses	$1,018

Proceeds from sales of mortgage-related securities available for sale during the quarter ended June 30, 2009 were $40.3 million. There were no sales of mortgage-related securities available for sale during the quarter ended June

30, 2008. There were no sales of mortgage-related securities held-to-maturity for the quarters ended June 30, 2009 and 2008. Gross gains of $1.4 million were realized on sales for the quarter ended June 30, 2009. There were no gross gains realized on mortgage-related securities available for sale for the quarter ended June 30, 2008. There were no gross gains realized on sales of mortgage-related securities held-to-maturity for the quarter ended June 30, 2009 and 2008. There were no gross losses realized on sales of mortgage-related securities available for sale for the quarter ended June 30, 2009 and 2008. There were no gross losses realized on sales of mortgage-related securities held-to-maturity for the quarter ended June 30, 2009 and 2008.
At June 30, 2009 and March 31, 2009, mortgage-related securities available for sale with a fair value of approximately $346.0 million and $325.4 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of mortgage-related securities at June 30, 2009, by contractual maturity, is shown below. Given certain interest rate environments, some or all of these securities may be called by their issuers prior to the scheduled maturities. Maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalties.

		After 1	After 5
		Year	Years
	Within 1	through 5	through	Over Ten
	Year	Years	10 Years	Years	Total
	(Dollars In Thousands)
Mortgage-related securities available for Sale, at fair value:
Agency CMOs and REMICs	$—	$—	$20,976	$161,623	$182,599
Non-agency CMOs	—	46	20,123	80,772	100,941
Residential Mortgage-backed securities	—	4,003	40,738	99,573	144,314
GNMA Secrurities	—	—	863	64,596	65,459

Total	$—	$4,049	$82,700	$406,564	$493,313

Held to Maturity, at fair value:
Residential Mortgage-backed securities	$—	$—	$48	$—	$48

Total	$—	$—	$48	$—	$48

Total Mortgage-related securities	$—	$4,049	$82,748	$406,564	$493,361

Held to Maturity, at cost:
Residential Mortgage-backed securities	$—	$—	$47	$—	$47

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
At June 30, 2009, an aggregate of 865,800 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Three Months Ended June 30, 2009
		Weighted
		Average
	Options	Price
Outstanding at beginning of period	515,670	$21.60
Granted	—	—
Exercised	—	—
Forfeited	(3,500)	19.97

Outstanding at end of period	512,170	$21.61

Options exercisable and vested at June 30, 2009	512,170	$21.61

Intrinsic value of options exercised	—

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at June 30, 2009:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 – $22.07	279,330	2.28	$18.12	279,330	$18.12
$23.77 – $28.50	199,840	4.25	24.79	199,840	24.79
$31.95 – $31.95	33,000	6.07	31.95	33,000	31.95

	512,170	3.30	21.61	512,170	21.61

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was zero.

A summary of restricted stock grants is provided in the following table:

	Three Months Ended June 30, 2009
		Weighted
		Average
	Options	Price
Balance at beginning of period	76,000	$22.62
Restricted stock granted	—	—
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Balance at end of period	76,000	$22.62

The restricted stock granted during the period has a vesting period ranging from 12 to 36 months based on employment at the time of vesting.
Note 6 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
First mortgage loans:
Single-family residential	$770,994	$843,482
Multi-family residential	644,789	662,483
Commercial real estate	982,261	1,020,981
Construction	241,719	267,375
Land	258,096	266,756

	2,897,859	3,061,077
Second mortgage loans	386,268	394,708
Education loans	336,503	358,784
Commercial business loans and leases	222,661	238,940
Credit card and other consumer loans	53,063	56,302

	3,896,354	4,109,811

Contras to loans:
Undisbursed loan proceeds*	(57,877)	(71,672)
Allowance for loan losses	(141,378)	(137,165)
Unearned loan fees	(4,318)	(4,441)
Net discount on loans purchased	(9)	(10)
Unearned interest	(64)	(84)

	(203,646)	(213,372)

	$3,692,708	$3,896,439

*	Undisbursed loan proceeds are funds to be disbursed upon an authorized draw request.

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended June 30,
	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$137,165	$38,285
Provision	19,400	9,400
Charge-offs	(16,251)	(7,426)
Recoveries	1,064	6

Allowance at end of period	$141,378	$40,265

As of June 30, 2009, the Corporation had loans totaling $124.2 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which includes various assumptions, proves to be overstated and/or declines over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of June 30, 2009, $35.3 million of our impaired loans remain on interest reserve.
At June 30, 2009, the Corporation has identified $513.0 million of loans as impaired. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2009	2009	2008	2007
			(In Thousands)
Impaired loans with valuation reserve required	$343,236	$294,736	$52,866	$2,130

Impaired loans without a specific reserve	169,802	193,637	51,192	45,718

Total impaired loans	513,038	488,373	104,058	47,848

Less:
Specific valuation allowance	(80,185)	(73,255)	(17,639)	(517)

	$432,853	$415,118	$86,419	$47,331

Average impaired loans	$328,830	$247,034	$67,138	$26,458

Interest income recognized on impaired loans	$4,123	$21,637	$107	$44

Loans on nonaccrual status	$513,038	$488,373	$101,241	$47,040

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$159,538	$61,460	$400	$400

The Corporation is currently committed to lend approximately $15.5 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $15.5 million in committed funds on impaired loans, $3.5 million is applicable to nonaccrual loans. The Corporation will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans.
Approximately 26% of the impaired loans as of June 30, 2009 relates to residential construction and residential land loans. As of June 30, 2009, $169.8 million of impaired loans does not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $169.8 million of impaired loans without a specific valuation allowance as of June 30, 2009 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.
The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout calendar year 2008 and 2009, as reflected in recently received appraisals. Currently, $371.0 million or approximately 50.4% of impaired loans have recent appraisals (i.e. within one year). If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses significantly.
Note 7 — Other Intangible Assets
The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately 7 years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $4.6 million and $4.7 million at June 30, 2009 and March 31, 2009, respectively.
The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of June 30, 2009 and March 31, 2009.

	June 30,	March 31,
	2009	2009
	(In Thousands)
Balance at beginning of period	$4,725	$5,359
Amortization expense	(158)	(634)

Balance at end of period	$4,567	$4,725

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(950)	(792)

Net book value	$4,567	$4,725

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
The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtained a servicing asset when we delivered loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of these residential mortgage servicing rights is calculated by a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period.
The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated by a discounted cash flow model based on market value assumptions at the time of origination at each reporting period.
Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 10 to 21 percent and national prepayment speeds. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.
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

Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	10,087	142
Amortization	(4,623)	(362)

Mortgage servicing rights before valuation allowance at end of period	17,162	1,258
Valuation allowance	(2,407)	—

Net mortgage servicing rights as of March 31, 2009	$14,755	$1,258

Fair market value at the end of the period	$15,292	$1,662
Key assumptions:
Weighted average discount	11.14%	21.12%
Weighted average prepayment speed assumption	17.99%	24.39%

Mortgage servicing rights as of March 31, 2009	$17,162	$1,258
Additions	6,680	—
Amortization	(2,120)	(72)

Mortgage servicing rights before valuation allowance at end of period	21,722	1,186
Valuation allowance	(1,063)	—

Net mortgage servicing rights as of June 30, 2009	$20,659	$1,186

Fair market value at the end of the period	$19,795	$1,797
Key assumptions:
Weighted average discount	10.86%	21.12%
Weighted average prepayment speed assumption	12.26%	20.19%
The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of June 30, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
		(In Thousands)
Quarter ended June 30, 2009 (actual)	$2,120	$72	$158	$2,350

Estimate for the year ended March 31,
2010	$8,480	$288	$634	$9,402
2011	8,480	288	634	9,402
2012	3,699	288	634	4,621
2013	—	288	634	922
Thereafter	—	34	2,031	2,065

	$20,659	$1,186	$4,567	$26,412

Note 8 — Federal Home Loan Bank Stock
The Corporation views its investment in the Federal Home Loan Bank (“FHLB”) stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC Form 10-Q on May 19, 2009 announcing its financial results for the first-quarter ended March 31, 2009. The FHLB Chicago reported a net loss for the first quarter of 2009 of $39 million, compared to a net loss of $78 million for the first quarter of 2008. This reduced net loss was due to a $110 million increase in net interest income that was partially offset by an $86 million increase in other-than-temporary-impairment losses on the investment portfolio and a $10 million increase in losses on derivatives and hedging activities. The FHLB Chicago early adopted FSP FAS 115-2 as of January 1, 2009, which resulted in a one-time increase in retained earnings of $233 million. Retained earnings at March 31, 2009 were $734 million, up from $540 million at December 31, 2008. The FHLB Chicago reported that they are in compliance with all of their regulatory capital requirements as of the filing date of their 10-Q. The FHLB Chicago is under a cease and desist order that precludes any capital stock repurchases or redemptions without the approval of the OS Director. It did not pay any dividends in 2009 and 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of this date. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Note 9 — Recent Accounting Pronouncements
The FASB issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). FASB Accounting Standards Update 2009-01 amends the Codification for the issuance of Statement 168. See discussion of SFAS 168 below.
The FASB issued FASB Accounting Standards Update 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections. FASB Accounting Standards Update 2009-02 makes a number of technical corrections to various topics in the Codification.
The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.
When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Management is currently evaluating the provisions of SFAS 168 and its potential effect on its financial statements.
The FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:
•	FASB Statement No. 166, Accounting for Transfers of Financial Assets (SFAS 166);

•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).

SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.
SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.
The new standards will require a number of new disclosures. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
SFAS 166 and SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. Management is currently evaluating the provisions of SFAS 166 and SFAS 167 and their potential effect on its financial statements.
The FASB has issued FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:
•	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
SFAS 165 became effective for the Corporation on June 30, 2009 and did not have a significant impact on the Corporation’s financial statements.
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
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP changes the guidance for determining whether an impairment on available-for-sale and held-to-maturity debt securities is other than temporary. The reporting entity must first assess (a) whether it has the intent to sell the debt security or (b) is it more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize the impairment in earnings as an other-than-temporary impairment (OTTI). If neither of these conditions is met, the entity must determine (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The amount of the credit loss is recognized in earnings. The amount of total impairment related to all other factors is included in other comprehensive income. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Corporation has early adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. The bank recognized in earnings $213,000 and $805,000 of credit related other-than-temporary impairments on its non-agency mortgage-related securities portfolio during the quarter ending June 30, 2009 and March 31, 2009, respectively.
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
SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted SFAS 141R on April 1, 2009 and did not have a significant impact on the Corporation’s financial statements.
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
On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation adopted SFAS 160 on April 1, 2009 and the adoption did not have a significant impact on the Corporation’s financial statements.
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
In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which is our fiscal year ending March 31, 2010. The Corporation adopted SFAS 141R on April 1, 2009 and did not have a significant impact on the Corporation’s financial statements.
Note 10 — Stockholders’ Equity
During the three months ended June 30, 2009, no options for shares of common stock were exercised. During the quarter ended June 30, 2009, the Corporation issued 8,928 shares of treasury stock to the Corporation’s retirement and benefit plans. The weighted-average cost of these shares was $27.70 per share or $248,000 in the aggregate. The $233,000 excess of the cost over the market price of the treasury shares was charged to retained earnings. During the quarter ended June 30, 2009, the Corporation did not acquire any shares of its common stock as a result of purchases in the open market. See Part II, Item 2. During the quarter ended June 30, 2009, the Corporation did not pay a cash dividend to its common shareholders.
Preferred Equity: The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 5,000,000 shares of preferred stock at a par value of $0.10 per share. In January 2009, under the Capital Purchase Program (“CPP”), the Corporation issued 110,000 shares of senior preferred stock (with a par value of $0.10 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 7.4 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $110 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount will be accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $72.9 million and $37.1 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. Three years after the original issue date, the Corporation may redeem the Senior Preferred Stock at a redemption price equal to the sum of the liquidation preference of $1,000 per share and any accrued and unpaid dividends. Prior to the end of three years, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $110 million (each a “Qualified Equity Offering”). The UST may also transfer the Senior Preferred Stock to a third party at any time.
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
Note 11 — Earnings Per Share
Basic earnings per share for the three months ended June 30, 2009 and 2008 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Numerator:
Net income	$(11,753)	$5,512

Numerator for basic and diluted earnings per share—income available to common stockholders	$(11,753)	$5,512

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	21,145	20,928
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	21,145	20,928

Basic earnings per share	$(0.56)	$0.26

Diluted earnings per share	$(0.56)	$0.26

At June 30, 2009, approximately 512,000 stock options and restricted stock grants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
Note 12 — Segment Information
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
Net loss from the real estate investment segment decreased $66,000 to a net loss of $566,000 for the three months ended June 30, 2009, as compared to a net loss of $632,000 for the same respective period in 2008. The decreased loss for the three-month period was due to a $770,000 decrease in other expense from real estate operations as well as a $175,000 decrease in net interest expense, which were offset by a decrease in other revenue from real estate operations of $562,000 as well as a decrease in the income tax benefit of $363,000 for the three months ended June 30, 2009 as compared to the same period in the prior year. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management continues to evaluate options to mitigate the holding costs of the housing units and individual lots.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30, 2009
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$18	$60,711	$(140)	$60,589
Interest expense	129	34,911	(140)	34,900

Net interest income (loss)	(111)	25,800	—	25,689
Provision for loan losses	—	19,400	—	19,400

Net interest income (loss) after provision for loan losses	(111)	6,400	—	6,289
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	911	—	—	911
Other income	—	18,649	—	18,649
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(1,451)	—	—	(1,451)
Minority interest in loss of real estate partnerships	85	—	—	85
Other expense	—	(36,236)	—	(36,236)

Income (loss) before income taxes	(566)	(11,187)	—	(11,753)
Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(566)	$(11,187)	$—	$(11,753)

Total assets at end of period	$24,543	$5,268,126	$—	$5,292,669
Goodwill	$—	$—	$—	$—

	Three Months Ended June 30, 2008
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$26	$70,820	$(338)	$70,508
Interest expense	312	37,113	(338)	37,087

Net interest income (loss)	(286)	33,707	—	33,421
Provision for loan losses	—	9,400	—	9,400

Net interest income (loss) after provision for loan losses	(286)	24,307	—	24,021
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,473	—	—	1,473
Other income	—	10,366	(30)	10,336
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(2,221)	—	30	(2,191)
Minority interest in loss of real estate partnerships	39	—	—	39
Other expense	—	(24,600)	—	(24,600)

Income (loss) before income taxes	(995)	10,073	—	9,078
Income tax (benefit) expense	(363)	3,929	—	3,566

Net income (loss)	$(632)	$6,144	$—	$5,512

Total assets at end of period	$70,833	$4,878,502	$—	$4,949,335
Goodwill	$—	$72,375	$—	$72,375
Note 13 — Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	June 30,	March 31,
	2009	2009
Commitments to extend credit:	$25,019	$52,427
Unused lines of credit:
Home equity	144,969	144,662
Credit cards	37,857	37,602
Commercial	71,120	89,300
Letters of credit	19,460	20,694
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	23,463	23,527
Real estate investment segment borrowing guarantees unfunded	1,678	1,936

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
The real estate investment segment borrowing guarantees unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships up to a total of $16.5 million, which are included in the consolidated financial statements. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Note 14 — Fair Value of Financial Instruments
Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
The Corporation, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:
Cash and cash equivalents and accrued interest: The carrying amounts reported in the balance sheets approximate those assets’ and liabilities’ fair values.
Investment and mortgage-related securities: Fair values for investment and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. If quoted market prices of comparable instruments are not available, fair values are derived from other valuation methodologies, including option pricing models, discounted cash flow models or similar techniques.
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
Other Borrowed Funds: The fair value of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2009 and March 31, 2009.
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	June 30, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$644,302	$644,302	$433,826	$433,826
Investment securities	51,294	51,294	77,684	77,684
Mortgage-related securities	493,360	493,361	407,351	407,351
Loans held for sale	115,340	115,340	161,964	161,964
Loans receivable	3,692,708	3,725,512	3,896,439	3,981,442
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	23,601	23,601	25,375	25,375

Financial liabilities:
Deposits	3,970,438	3,969,607	3,909,391	3,921,802
Other borrowed funds	1,041,049	1,033,973	1,078,392	1,079,556
Accrued interest payable—borrowings	3,415	3,415	2,833	2,833
Accrued interest payable—deposits	17,468	17,468	14,436	14,436
SFAS 157, Fair Value Measurements, (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, or FSP 157-2, which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.
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
The Corporation adopted the provisions of SFAS 157 with respect to certain nonfinancial assets, such as other real estate owned effective April 1, 2009. The adoption did not have a material impact on the consolidated financial statements, but resulted in additional disclosures related to the fair value of nonfinancial assets.
The Corporation has identified available-for-sale securities, loans held for sale, foreclosed properties and repossessed assets and impaired loans with allocated reserves under SFAS 114 as those items requiring disclosure under SFAS 157. Management has concluded that servicing rights are not material for further consideration in relation to SFAS 157 disclosures.

Fair Value on a Recurring Basis
The table below presents the balance of securities available-for-sale at June 30, 2009, which is measured at fair value on a recurring basis (in thousands):

	June 30, 2009	Fair Value Measurements Using
Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale	$51,294	$682	$50,612	$—
Mortgage-related securities available for sale	493,313	—	—	493,313
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

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

Mortgage-Related Securities
Available for Sale

Balance at March 31, 2009	$407,301

Total gains (losses) (realized/unrealized)
Included in earnings	1,426
Included in other comprehensive income	2,219
Included in earnings as other than temporary impairment	(213)
Purchases	102,953
Securitization of mortgage loans held for sale to mortgage-related securities	48,878
Principal repayments	(28,929)
Sales	(40,322)
Transfers in and/or out of level 3	—

Balance at June 30, 2009	$493,313

The purchases of securities classified as level 3 during the quarter ended June 30, 2009 included CMO’s and U.S. agency REMICS.
A pricing service was used to value our investment securities and mortgage-related securities as of June 30, 2009. Mortgage-related securities were considered a level 3 due to the fact that they were in an illiquid (i.e. inactive) market. The Corporation utilized fair value estimates obtained from an independent pricing service as of June 30, 2009 for all corporate mortgage-related securities that were rated below triple-A by at least one major rating service as of the measurement date. These estimates were determined using a discounted cash flow model in accordance with the guidance provided in FAS FSP 157-4. The significant inputs to the model include the estimated cash flows, prepayment speeds, default rates, loss severity and the discount rate.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of June 30, 2009 (in thousands):

	June 30, 2009	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans with specific valuation allowance under SFAS 114	$305,955	$—	$—	$305,955
Loans held for sale	80,683	—	80,683	—
Non-Financial Assets
Foreclosed properties and repossessed assets	53,014	—	—	53,014

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. As discussed in Note 6, only approximately 50.4% of impaired loans are based on appraisals received within one year. As a result, the Corporation has applied significant discounts to aged appraisals due to declines in current valuations for real estate collateral. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $343.2 million during the quarter ended June 30, 2009. Collateral underlying these loans had a fair value of $306.0 million, less estimated costs to sell of $43.0 million, resulting in a specific reserve in the allowance for loan losses of $80.2 million.
Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed properties and repossessed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets.
Note 15 – Income Taxes
We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is not “more likely than not” that a deferred tax asset will be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At June 30, 2009 and March 31, 2009, we determined that a valuation allowance relating to a portion of our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $52.1 million at June 30, 2009 and $50.0 million at March 31, 2009 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2005-2008 remain open to examination by certain other state jurisdictions.
Income tax expense decreased $3.6 million or 100.0%, during the three months ended June 30, 2009, as compared to the same period in 2008. This decrease was due to a decrease in income before income taxes, offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three-month period ended June 30, 2009 due to a $4.8 million valuation allowance charge in the current quarter. This rate compared to 39.3% for the same period last year, which approximated a statutory tax rate.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009 and March 31, 2009, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
Note 16 – Credit Agreement
Effective May 29, 2009 we entered into Amendment No. 4, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116,300,000 or May 31, 2010.
The Amendment also provides that the outstanding balance under the Credit Agreement from time to time shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58,000,000.00 (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%. Management is evaluating various equity raising alternatives to possibly reduces borrowings. These borrowings are shown in the Company’s financial statements as “other borrowed funds.”
The Credit Agreement is currently in for bearance until the earlier of the following: (i) the occurrence of any event of default (other than the principal reduction failure) or (ii) the maturity date.
Note 17 – Regulatory Matters
On June 26, 2009, Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiary, Anchor Bank (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Company notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. By July 31, 2009, the Corporation’s board is required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter.
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
At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 6.05 percent and a total risk-based capital ratio of 10.53 percent, each above the level needed for an institution to be categorized as well-capitalized, but below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. If by September 30, 2009 or December 31, 2009, respectively, the Bank does not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders.
All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits to the March 31, 2009 Annual Report on Form 10-K.
Note 18 – Subsequent Events
As of August 7, 2009, the date the financial statements are available to be issued, the following are considered significant subsequent events:
•	The Corporation delivered all items required as of July 31, 2009 under the Order to Cease and Desist to the Office of Thrift Supervision.

•	On August 10, 2009, the Corporation filed a pre-effective amendment on Form S-3 with the SEC, thereby amending its shelf registration statement on Form S-3 filed on October 3, 2008 which, if declared effective, would allow the Company and Anchor Capital Funding Trust I to issue equity, debt, purchase contracts, warrants, hybrid securities and trust preferred securities up to $200 million.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three months ended June 30, 2009, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the first quarter ended June 30, 2009 include:
•	Diluted earnings per share decreased to $(0.56) for the quarter ended June 30, 2009 compared to $0.26 per share for the quarter ended June 30, 2008, primarily due to a $10.0 million increase in the provision for loan losses;

•	The interest rate spread decreased to 2.06% for the quarter ended June 30, 2009 compared to 2.83% for the quarter ended June 30, 2008;

•	Loans receivable decreased $250.4 million, or 6.17%, since March 31, 2009;

•	Deposits and accrued interest increased $64.1 million, or 1.63%, since March 31, 2009;

•	Book value per common share was $4.29 at June 30, 2009 compared to $4.81 at March 31, 2009 and $16.00 at June 30, 2008;

•	Total non-performing assets (loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased $17.0 million, or 8.53%, to $215.7 million at June 30, 2009 from $198.7 million at March 31, 2009, and total non-performing loans increased $16.5 million, or 11.3% to $162.7 million at June 30, 2009 from $146.2 million at March 31, 2009; and

•	Net loss from the real estate investment segment was $566,000 and $632,000 for the three months ended June 30, 2009 and 2008, respectively. These losses were mainly due to the impairment of property at one of the real estate investment subsidiaries. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands — except per share amounts)	6/30/2009	3/31/2009	12/31/2008	9/30/2008
Operations Data:
Net interest income	$25,689	$28,708	$32,707	$29,954
Provision for loan losses	19,400	56,385	92,970	46,964
Net gain (loss) on sale of loans	11,403	7,858	(228)	808
Real estate investment partnership revenue	—	310	1,836	—
Other non-interest income	8,157	7,794	7,905	7,439
Real estate investment partnership cost of sales	—	545	1,191	—
Other non-interest expense	37,687	47,399	117,066	30,167
Minority interest in income (loss) of real estate partnership operations	(85)	(246)	150	(13)
Loss before income taxes	(11,753)	(59,413)	(169,157)	(38,917)
Income taxes	—	(16,147)	(1,899)	(15,618)
Net loss	(11,753)	(43,266)	(167,258)	(23,299)

Selected Financial Ratios (1):
Yield on earning assets	4.83%	5.22%	5.69%	5.59%
Cost of funds	2.77	2.72	2.81	3.00
Interest rate spread	2.06	2.50	2.88	2.59
Net interest margin	2.05	2.45	2.88	2.62
Return on average assets	(0.89)	(3.44)	(13.72)	(1.89)
Return on average equity	(22.13)	(79.64)	(242.66)	(27.69)
Average equity to average assets	4.01	4.32	5.66	6.84
Non-interest expense to average assets	2.84	3.81	9.70	2.45

Per Share:
Basic earnings per share	$(0.56)	$(2.05)	$(7.96)	$(1.11)
Diluted earnings per share	(0.56)	(2.05)	(7.96)	(1.11)
Dividends per common share	—	—	0.01	0.10
Book value per common share	4.29	4.81	6.80	14.76

Financial Condition:
Total assets	$5,292,669	$5,273,055	$4,798,847	$4,928,074
Loans receivable, net
Held for sale	115,340	161,964	32,139	4,099
Held for investment	3,692,708	3,896,439	3,948,065	4,069,369
Deposits and accrued interest	3,987,906	3,923,827	3,413,449	3,349,335
Other borrowed funds	1,041,049	1,078,392	1,152,112	1,210,562
Stockholders’ equity	202,573	213,721	146,662	317,501
Allowance for loan losses	141,378	137,165	122,571	64,614
Non-performing assets(2)	215,664	198,714	166,382	169,062

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets.

	Three Months Ended
(Dollars in thousands — except per share amounts)	6/30/2008	3/31/2008	12/31/2007	9/30/2007
Operations Data:
Net interest income	$33,421	$35,066	$31,338	$31,584
Provision for loan losses	9,400	10,393	7,792	2,095
Net gain on sale of loans	2,243	2,984	1,468	814
Real estate investment partnership revenue	—	457	1,012	2,428
Other non-interest income	9,566	10,121	9,430	7,696
Real estate investment partnership cost of sales	—	548	932	2,669
Other non-interest expense	26,791	29,249	24,180	22,659
Minority interest in loss of real estate partnership operations	(39)	(43)	(81)	(203)
Income before income taxes	9,078	8,481	10,425	15,302
Income taxes	3,566	2,838	4,096	6,028
Net income	5,512	5,643	6,329	9,274

Selected Financial Ratios (1):
Yield on earning assets	6.05%	6.10%	6.68%	6.90%
Cost of funds	3.22	3.31	4.01	4.13
Interest rate spread	2.83	2.79	2.67	2.77
Net interest margin	2.87	2.84	2.83	2.92
Return on average assets	0.44	0.43	0.54	0.82
Return on average equity	6.37	6.56	7.44	11.07
Average equity to average assets	6.93	6.55	7.31	7.37
Non-interest expense to average assets	2.15	2.27	2.16	2.23

Per Share:
Basic earnings per share	$0.26	$0.27	$0.30	$0.44
Diluted earnings per share	0.26	0.27	0.30	0.44
Dividends per common share	0.18	0.18	0.18	0.18
Book value per common share	16.00	16.17	15.98	15.88

Financial Condition:
Total assets	$4,949,335	$5,149,557	$4,725,773	$4,611,526
Loans receivable, net
Held for sale	6,619	9,669	6,170	5,403
Held for investment	4,129,075	4,202,833	3,941,891	3,944,980
Deposits and accrued interest	3,406,975	3,539,994	3,145,551	3,178,588
Other borrowed funds	1,147,329	1,206,761	1,150,914	1,039,540
Stockholders’ equity	343,599	345,116	341,084	338,907
Allowance for loan losses	40,265	38,285	28,761	22,002
Non-performing assets(2)	144,137	109,488	87,002	63,078

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets.

Significant Accounting Policies
There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss). If a security is impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. Management has applied EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” based on the security attributes at the purchase date and then does not further evaluate. All securities were of high credit quality (i.e. rated AA or above) at the purchase date and therefore, do not fall within the scope of EITF 99-20.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management determines fair value based on quoted market prices of identical assets in active markets or by other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate probable delinquency on a quarterly basis.

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

We consider the ratio of the allowance for loan losses to total loans at June 30, 2009 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2009 decreased $17.3 million or 313.2% to a net loss of $11.8 million from net income of $5.5 million as compared to the same respective period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in non-interest expense of $10.9 million, an increase in provision for loan losses of $10.0 million and a decrease in net interest income of $7.7 million, which were partially offset by an increase in non-interest income of $7.8 million and a decrease in income tax expense of $3.6 million. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary.
Net Interest Income. Net interest income decreased $7.7 million or 23.1% for the three months ended June 30, 2009 as compared to the same respective period in the prior year. Interest income decreased $9.9 million or 14.1% for the three months ended June 30, 2009 as compared to the same period in the prior year. Interest expense decreased $2.2 million or 5.9% for the three months ended June 30, 2009 as compared to the same period in the prior year. The net interest margin decreased to 2.05% for the three-month period ended June 30, 2009 from 2.87% for the three-month period ended June 30, 2008. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 6.05% to 4.83% during the three months ended June 30, 2009 and 2008, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of interest income on nonaccrual loans as well as the decline in interest rates. The interest rate spread decreased to 2.06% from 2.83% for the three-month period ended June 30, 2009 as compared to the same respective period in the prior year.
Interest income on loans decreased $11.4 million or 17.4%, for the three months ended June 30, 2009, as compared to the same respective period in the prior year. This decrease was primarily attributable to a decrease of 85 basis points in the average yield on loans to 5.44% from 6.29% for the three-month period. The decrease in the yield on loans was due to the level of loans on nonaccrual status as well as a modest decline in rates on loans. In addition, the average balance of loans decreased $193.0 million in the three months ended June 30, 2009, as compared to the same period in the prior year.
Interest income on mortgage-related securities increased $1.9 million or 52.0% for the three-month period ended June 30, 2009, as compared to the same respective period in the prior year, primarily due to an increase of $144.5 million in the three-month average balance of mortgage-related securities. The increase in the average balance of mortgage-related securities is due to the purchase of securities (all of which were rated AAA) at a significant discount. This increase was offset by a decrease of 2 basis points in the average yield on mortgage-related securities to 5.33% from 5.35% for the three-month period. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $329,000 or 41.1%, for the three-month period ended June 30, 2009 as compared to the same respective periods in the prior year. The decrease for the three-month period was due to a decrease in the average balances. Interest income on interest-bearing deposits decreased $59,000, for the three months ended June 30, 2009 as compared to the same respective period in 2008, primarily due to decreases in the average yields for the three-month period offset by an increase in the average balance.
Interest expense on deposits decreased $2.7 million or 10.1% for the three months ended June 30, 2009, as compared to the same respective period in 2008. This decrease was primarily attributable to a decrease of 67 basis points in the weighted average cost of deposits to 2.43% from 3.10% for the three months ended June 30, 2009, as compared to the same respective period in the prior year, partially offset by an increase in the average balance of deposits of $512.7 million for the respective three-month period. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on borrowed funds increased $522,000 or 5.1% during the three months ended June 30, 2009, as compared to the same respective period in the prior year. For the three-month period ended June 30, 2009, the average balance of other borrowed funds decreased $82.1 million, as compared to the same respective period in 2008. The weighted average cost of other borrowed funds increased 48 basis points to 4.06% from 3.58% for the three-month period ended June 30, 2009, respectively, as compared to the same respective period last year.
Provision for Loan Losses. Provision for loan losses increased $10.0 million or 106.4% for the three-month period ended June 30, 2009, as compared to the same respective period last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to recent increased charge-offs, increases in delinquent loans, non-accrual loans (as discussed under “Asset Quality” below), impaired loans and an increase in loans moved to REO management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,972,480	$40,582	5.46%	$3,186,986	$49,613	6.23%
Consumer loans	802,808	10,747	5.35	728,714	12,149	6.67
Commercial business loans	213,646	2,944	5.51	266,278	3,949	5.93

Total loans receivable (2) (3)	3,988,934	54,273	5.44	4,181,978	65,711	6.29
Mortgage-related securities (4)	418,587	5,576	5.33	274,105	3,669	5.35
Investment securities (4)	66,951	471	2.81	89,338	800	3.58
Interest-bearing deposits	483,263	269	0.22	62,141	328	2.11
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	5,012,564	60,589	4.83	4,662,391	70,508	6.05
Non-interest-earning assets	289,249			331,141

Total assets	$5,301,813			$4,993,532

Interest-Bearing Liabilities
Demand deposits	$944,120	1,366	0.58	$1,096,070	3,259	1.19
Regular passbook savings	240,204	165	0.27	228,126	266	0.47
Certificates of deposit	2,792,135	22,602	3.24	2,139,524	23,317	4.36

Total deposits	3,976,459	24,133	2.43	3,463,720	26,842	3.10
Other borrowed funds	1,061,545	10,767	4.06	1,143,614	10,245	3.58

Total interest-bearing liabilities	5,038,004	34,900	2.77	4,607,334	37,087	3.22

Non-interest-bearing liabilities	51,382			40,308

Total liabilities	5,089,386			4,647,642
Stockholders’ equity	212,427			345,890

Total liabilities and stockholders’ equity	$5,301,813			$4,993,532

Net interest income/interest rate spread (5)		$25,689	2.06%		$33,421	2.83%

Net interest-earning assets	$(25,440)			$55,057

Net interest margin (6)			2.05%			2.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income increased $7.8 million or 65.6% to $19.6 million for the three months ended June 30, 2009, as compared to $11.8 million for the same respective period in 2008. The increase for the three-month period ended June 30, 2009 was primarily due to the increase in net gain on sale of loans of $9.2 million due to an increase in refinancing activity. In addition, net gain on investments and mortgage-related securities increased $1.5 million as a result of the gain on sale of agency securities. These increases were partially offset by a decrease in loan servicing income of $1.4 million due to increased amortization of mortgage servicing rights, a decrease in other revenue from real estate partnership operations of $562,000, a decrease in investment and insurance commissions of $377,000, a decrease in other non-interest income of $309,000 and an increase in net impairment losses recognized in earnings of $213,000 for the three-month period ended June 30, 2009, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense increased $10.9 million or 40.7% to $37.7 million for the three months ended June 30, 2009, as compared to $26.8 million for the same respective period in 2008. The increase for the three-month period was primarily the result of the impairment of foreclosure cost advances in the amount of $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable. In addition, loan fees increased $3.5 million due to additional fees paid on the borrowings of the holding company, federal insurance premiums increased $3.3 million mainly due to a special assessment, compensation expense increased $983,000 mainly due to increased mortgage incentives, net expense from REO operations increased $877,000 due to additional write downs, other non-interest expense increased $791,000 and data processing expense increased $120,000. These increases were partially offset by a recovery of mortgage servicing rights impairment of $1.3 million due to the fact that prepayment speeds were reduced as the result of rising interest rates and less refinancing activity, a decrease in other expense from real estate partnership operations of $740,000 due to decreased activity at the partnership level and a decrease in marketing expense of $214,000 for the three months ended June 30, 2009 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2005-2008 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax expense decreased $3.6 million or 100.0% during the three months ended June 30, 2009, as compared to the same respective period in 2008. This decrease was due to a decrease in income before income taxes, offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three month period ended June 30, 2009 due to the $4.8 million valuation allowance charge. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. This rate compared to 39.3% for the same period last year, which approximated a statutory tax rate.

FINANCIAL CONDITION
During the three months ended June 30, 2009, the Corporation’s assets increased by $19.6 million from $5.27 billion at March 31, 2009 to $5.29 billion at June 30, 2009. The majority of this increase was attributable to a $210.5 million increase in cash and cash equivalents and an $86.0 million increase in mortgage-related securities available for sale, which were partially offset by a decrease of $250.4 million loans receivable as well as a decrease of $26.4 million in investment securities available for sale.
Total loans (including loans held for sale) decreased $250.4 million during the three months ended June 30, 2009. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank of $694.9 million, (ii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $248.7 million, (iii) the securitization of mortgage loans held for sale to mortgage-backed securities of $48.9 million, (iv) transfer to foreclosed properties and repossessed assets of $9.0 million and (v) originations and purchases of $751.1 million.
Mortgage-related securities (both available for sale and held to maturity) increased $86.0 million during the three months ended June 30, 2009 as a result of purchases of $103.0 million, the securitization of mortgage loans held for sale to mortgage-backed securities of $48.9 million and market value adjustments of $2.0 million, which were partially offset by sales of $40.3 million and principal repayments of $28.9 million in this period. Mortgage-related securities consisted of $173.2 million of mortgage-backed securities and $320.1 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at June 30, 2009.
The Corporation’s CMOs and REMICs have interest rate risk due to, among other things, actual prepayments being more or less than those predicted at the time of purchase. The majority of the Corporation’s CMO’s and REMICs are rated AA or above. The Corporation invests only in short-term tranches in order to limit the reinvestment risk associated with greater than anticipated prepayments, as well as changes in value resulting from changes in interest rates.
A collateralized debt obligation (“CDO’s”) is a type of asset-backed security and structured credit product which gains exposure to the credit of a portfolio of fixed-income assets and divides the credit risk among different tranches. The investment portfolio of the Corporation does not contain any CDO’s.
Investment securities decreased $26.4 million during the three months ended June 30, 2009 as a result of sales, maturities, amortization and market value adjustments of $39.9 million of U.S. Government and agency securities, which were partially offset by purchases of $13.5 million of such securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the three months ended June 30, 2009. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
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
Foreclosed properties and repossessed assets increased $451,000 to $53.0 million at June 30, 2009 from $52.6 million at March 31, 2009 due to the current state of the economy.
Deferred tax asset increased $48,000 to $16.3 million at June 30, 2009 from $16.2 million at March 31, 2009 due to the net loss and the increase in the allowance for loan losses. An allowance of $4.8 million was placed on the deferred tax asset during the quarter ended June 30, 2009. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. There is a potential recovery of the deferred asset valuation allowance if the Corporation has taxable income in future years. This recovery would decrease future tax expense.
Total liabilities increased $30.8 million during the three months ended June 30, 2009. This increase was largely due to a $64.1 million increase in deposits and accrued interest and a $4.1 million increase in other liabilities which were partially offset by a $37.3 million decrease in other borrowed funds. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $389.8 million or approximately 9.8% of total deposits June 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $11.1 million during the three months ended June 30, 2009 as a net result of (i) comprehensive loss of $9.8 million and (ii) accrual of dividends on preferred stock of $1.4 million. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $1,000.

ASSET QUALITY
Non-performing assets (consisting of loans past due more than 90 days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) increased $17.0 million to $215.7 million at June 30, 2009 from $198.7 million at March 31, 2009 and increased as a percentage of total assets to 4.07% from 3.77% at such dates, respectively.
The composition of non-performing assts are summarized as follows for the dates indicated:

	June 30, 2009			March 31, 2009
	Non-Performing		Percent of	Non-Performing		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
			(Dollars in Thousands)
Single-family residential	$24,143	14.8%	0.62%	$19,753	13.5%	0.48%
Multi-family residential	17,598	10.8%	0.45%	17,796	12.2%	0.43%
Commercial real estate	52,781	32.5%	1.35%	40,298	27.6%	0.98%
Construction and land	54,507	33.5%	1.40%	54,492	37.3%	1.33%
Consumer	4,027	2.5%	0.10%	3,336	2.3%	0.08%
Commercial business	9,594	5.9%	0.25%	10,476	7.2%	0.25%

Total Non-Performing Loans	$162,650	100.0%	4.17%	$146,151	100.0%	3.56%

	At June 30,	At March 31,
	2009	2009
	(Dollars in thousands)
Total non-performing loans	$162,650	$146,151
Other real estate owned (OREO)	53,014	52,563

Total non-performing assets	$215,664	$198,714

Performing troubled debt restructurings	$159,538	$61,460

Total nonaccrual loans to total loans (1)	4.17%	3.56%
Total nonperforming assets to total assets	4.07	3.77
Allowance for loan losses to total loans (1)	3.63	3.34
Allowance for loan losses to total non-accrual loans	86.92	93.85
Allowance for loan and foreclosure losses to total non-performing assets	69.28	73.48

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.
Non-performing loans consist of loans past due more than 90 days. Non-performing loans increased $16.5 million during the three months ended June 30, 2009. The increase in non-performing loans at June 30, 2009 was the result of an increase of $12.5 million in non-performing commercial real estate loans and an increase of $4.4 million in non-performing single-family residential loans. This increase reflects the slow-down of the overall economy, including the housing market. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.

Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $451,000 during the three months ended June 30, 2009. Properties included in OREO at June 30, 2009 with a recorded balance in excess of $1 million are listed below:

				Most
		Recorded	Date	Recent
		Balance	Placed in	Appraisal
Description	Location	(in millions)	OREO	Date
Condominium project	Southern Wisconsin	$3.1	8/14/2007	N/A
Construction company/equipment	Southern Wisconsin	4.0	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	5.5	12/31/2008	11/1/2008
Partially constructed condominium project	Central Wisconsin	12.8	3/31/2009	1/1/2006
Apartment building	Minnesota	3.3	6/18/2008	4/28/2009
Property secured by CBRF	Northeast Wisconsin	4.4	12/31/2008	3/1/2009
Several single family properties	Minnesota	6.9	9/16/2008	6/1/2007
Commercial/retail buildings	Northeast Wisconsin	1.6	6/22/2009	6/30/2005
Commercial building	Southern Wisconsin	1.3	4/27/2009	7/11/2008
Commercial/retail building	Southern Wisconsin	1.1	4/29/2009	6/27/2005
Other properties individually less than $1 million		17.0
Valuation allowance on OREO		(8.0)

		$53.0

Some properties are in OREO under reorganization terms. Therefore, the appraisal received at the time the loan was made is no longer considered applicable. The property was transferred to OREO based upon a discounted cash flow of the property upon completion of the project.
On a quarterly basis, the Corporation reviews its list prices of its OREO properties and makes appropriate adjustments based on market analysis by its brokers. The valuation allowance on OREO is due to the age of appraisals and the slow housing market.
At June 30, 2009 assets that the Corporation had classified as substandard consisted of $557.7 million of loans and foreclosed properties. At the same date, specific reserves on these assets in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” were $80.2 million and $513.0 million of such assets are considered impaired. At March 31, 2009, substandard assets amounted to $504.5 million ($488.4 million of which are considered impaired). An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected.
At June 30, 2009, the Corporation had $513.0 million of impaired loans. At March 31, 2009, impaired loans were $488.4 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2009	2009	2008	2007
	(In Thousands)
Impaired loans with valuation reserve required	$343,236	$294,736	$52,866	$2,130

Impaired loans without a specific reserve	169,802	193,637	51,192	45,718

Total impaired loans	513,038	488,373	104,058	47,848

Less:
Specific valuation allowance	(80,185)	(73,255)	(17,639)	(517)

	$432,853	$415,118	$86,419	$47,331

Average impaired loans	$328,830	$247,034	$67,138	$26,458

Interest income recognized on impaired loans	$4,123	$21,637	$107	$44

Loans on nonaccrual status	$513,038	$488,373	$101,241	$47,040

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$159,538	$61,460	$400	$400
The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At June 30,	At March 31,
	2009	2009	2008	2007
	(In Thousands)
30 to 59 days	$48,620	$64,862	$66,617	$12,776
60 to 89 days	36,345	29,858	12,928	5,414

Total	$84,965	$94,720	$79,545	$18,190

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

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars In Thousands)
Allowance at beginning of period	$137,165	$38,285
Charge-offs:
Construction	(1,323)
Mortgage	(8,623)	(5,216)
Consumer	(676)	(266)
Commercial business	(5,629)	(1,944)

Total charge-offs	(16,251)	(7,426)
Recoveries:
Mortgage	226	—
Consumer	17	6
Commercial business	821	—

Total recoveries	1,064	6

Net (charge-offs) recoveries	(15,187)	(7,420)
Provision for loan losses	19,400	9,400

Allowance at end of period	$141,378	$40,265

Net charge-offs to average loans	(1.52)%	(0.71)%

Although management believes that the June 30, 2009 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary. Any such increases could adversely affect the Corporation’s results of operations. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality.

LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. We use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of June 30, 2009. In addition as of June 30, 2009, the Corporation had outstanding borrowings from the FHLB of $849.7 million, out of our maximum borrowing capacity of $1.10 billion, from the FHLB at this time.
At June 30, 2009, the Bank had outstanding commitments to originate loans of $25.0 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $273.4 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2009 amounted to $1.87 billion. Scheduled maturities of borrowings during the same period totaled $380.7 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all commitments to the extent required.
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB. Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $23.5 million at June 30, 2009 related to approximately $1.14 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation. The program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF program.
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
Credit Agreement
Effective May 29, 2009 we entered into Amendment No. 4, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116,300,000 or May 31, 2010. Management is evaluating various equity raising alternatives to possibly reduces borrowings.

The Amendment also provides that the outstanding balance under the Credit Agreement from time to time shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58,000,000.00 (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%. These borrowings are shown in the Corporation’s financial statements as “other borrowed funds.”
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At June 30, 2009:

Tier 1 capital

(to adjusted tangible assets)	$319,363	6.05%	$158,419	3.00%	$264,032	5.00%

Risk-based capital

(to risk-based assets)	363,736	10.53	276,226	8.00	345,283	10.00

Tangible capital

(to tangible assets)	319,363	6.05	79,210	1.50	N/A	N/A

At March 31, 2009:

Tier 1 capital

(to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%

Risk-based capital

(to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00

Tangible capital

(to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(In Thousands)
Stockholders’ equity of the Bank	$319,561	$322,505

Less: Goodwill and intangible assets	(4,567)	(4,725)

Accumulated other comprehensive income	4,369	6,350

Tier 1 and tangible capital	319,363	324,130

Plus: Allowable general valuation allowances	44,373	46,550

Risk-based capital	$363,736	$370,680

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
The Corporation’s consolidated real estate investment subsidiary, IDI, is required to guarantee the partnership loans of its consolidated subsidiaries for the development of homes for sale. At June 30, 2009, IDI had guaranteed $16.5 million of loans to partnerships made by consolidated subsidiaries of IDI. At the same date, $14.8 million of such loans were outstanding. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

			Amount	Amount
Subsidiary	Partnership	Amount	Outstanding	Outstanding
of IDI	Entity	Guaranteed	at 6/30/09	at 3/31/09
	(Dollars in thousands)
Oakmont	Chandler Creek	$—	$—	$—

Davsha III	Indian Palms 147, LLC	1,000	483	476

Davsha V	Villa Santa Rosa, LLC	500	351	346

Davsha VII	La Vista Grande 121, LLC	15,000	13,988	13,742

Total		$16,500	$14,822	$14,564

IDI has real estate partnership investments within its consolidated subsidiaries for which it guarantees the above loans. These partnerships are also funded by financing with loans guaranteed by IDI and secured by the lots and homes being developed within each of the respective partnership entities.
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
As a partner with a controlling interest, the Corporation is committed to providing additional levels of funding to meet partnership operating deficits up to an aggregate amount of $16.5 million. At June 30, 2009, the Corporation’s investment in these consolidated partnerships consisted of assets of $21.8 million which includes cash and other assets of $2.0 million. The liabilities of these partnerships consisted of other borrowings of $15.0 million (reported as a part of FHLB and other borrowings), other liabilities of $577,000 (reported as a part of other liabilities) and minority interest of $326,000. These amounts represent the Corporation’s maximum exposure to loss at June 30, 2009 as a result of its interest in these limited partnerships.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at June 30, 2009 has not changed significantly since March 31, 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009.

REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under this program is scheduled to expire on June 30, 2009. As of June 30, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88.0 million as of June 30, 2009. No bonds were issued as of June 30, 2009.
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
The American Recovery and Reinvestment Act of 2009
On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement “say on pay” shareholder votes. Further legislation is anticipated to be passed with respect to the economic recovery.
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
Beyond the Corporation’s participation in certain programs, such as TARP, the Corporation will benefit from these programs if they help stabilize the national banking system and aid in the recovery of the housing market.
OTS Order to Cease and Desist
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. By July 31, 2009, the Corporation’s board is required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter.
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
At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 6.05 percent and a total risk-based capital ratio of 10.53 percent, each above the level needed for an institution to be categorized as well-capitalized but below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. If by September 30, 2009 or December 31, 2009, respectively, the Bank does not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders.
All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits to the March 31, 2009 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009,. Factors that could affect actual results include but are not limited to; (i) general market rates; (ii) changes in market interest rates and the shape of the yield curve; (iii) general economic conditions; (iv) real estate markets; (v) legislative/regulatory changes; (vi) monetary and fiscal policies of the U.S. Department of the Treasury and the Federal Reserve Board; (vii) changes in the quality or composition of the Bank’s loan and investment portfolios; (viii) demand for loan products; (ix) level of loan and mortgage-backed securities repayments; (x) impact of the Emergency Economic Stabilization Act of 2008; (xi) changes in the U.S. Treasury’s Capital Purchase Program; (xii) unprecedented volatility in equity, fixed income and other market valuations; (xiii) higher-than-expected credit losses due to business losses, constraints on borrowers’ ability to repay outstanding loans or the diminishment of the value of collateral securing such loans, capital market disruptions, changes in commercial or residential real estate development and real estate prices or other economic factors; (xiv) substantial loss of customer deposit accounts; (xv) soundness of other financial institutions with which the Corporation and the Bank engage in transactions; (xvi) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; (xvii) competition; (xviii) demand for financial services in the Corporation’s market;, and (xx) changes in accounting principles, policies or guidelines.
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

The Corporation’s market rate risk has not materially changed from March 31, 2009. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009. See also “Asset/Liability Management” in Part I, Item 2 of this report.
Item 4	Controls and Procedures.

Internal Control over Financial Reporting

In our 10K for the fiscal year ended March 31, 2009, the Corporation identified material weaknesses in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to the following:
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
The Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are not operating in an effective manner. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by the Corporation resulted from the Corporation not having adjusted its calculation of the allowance for loan losses, particularly with respect to loans in connection with construction and land and development, to fully account for the following factors implicated during the three months ended June 30, 2009: the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank’s real estate and development portfolios. The Corporation’s internal control processes and procedures were also inadequate to ensure that information, such as appraisals, were available to calculate the specific reserves on impaired loans in a timely manner. Following its identification of the weakness, the Corporation determined that an additional adjustment to the allowance for loan losses was necessary.
In connection with its determination that a material weakness exists, during the quarter ended June 30, 2009 the Corporation (i) has implemented and is continuing to develop new procedures for the determination of the allowance for loan losses requiring that certain subjective factors, such as local and national economic trends and real estate valuations, be considered more fully and be discussed with senior management and the audit committee of the board of directors; (ii) has taken additional steps to monitor more closely the adequacy of the allowance for loan losses and continues to develop and implement additional procedures; and (iii) has created the position of Chief Risk Officer and has dedicated additional resources to its special assets group involved in the identification of troubled assets. In addition, the Corporation is in the process of re-evaluating the existing process related to financial reporting and disclosures as well as the sufficiency of existing resources. While the Corporation believes that these actions will remediate this material weakness, it has not yet confirmed the effectiveness of such controls.

Changes in Internal Control Over Financial Reporting
Other than the actions mentioned above, there has been no change in the Corporation’s internal control over financial reporting ((as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

     Part II — Other Information
Item 1	Legal Proceedings.

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.
Item 1A	Risk Factors.

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition or future results.

Risks Related to Our Business

We experienced a net loss in the first quarter of fiscal 2010 directly attributable to a substantial deterioration in our residential construction and residential land loan portfolio and the resulting increase in our provision for loan losses.

We realized a net loss of $11.8 million in the first quarter of fiscal 2010. The net loss is the direct result of an impairment charge of a $19.4 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to an overall increase in nonperforming assets and the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.

At June 30, 2009, our non-performing loans (loans past due 90 days or more) were $162.7 million compared to $146.2 million at March 31, 2009 and our loans classified as substandard were $557.7 million compared to $504.5 million at March 31, 2009. For the three months ended June 30, 2009, annualized net charge-offs as a percentage of average loans were (1.52)% compared to (0.71)% for the corresponding period in 2008. These increases are primarily due to our commercial, residential construction and residential land loan portfolios.

At June 30, 2009, approximately 74% of total gross loans were classified as first mortgage loans, with approximately 6% of loans being classified as construction loans and approximately 7% being classified as land loans.

The deterioration in our construction and land loan portfolios has been caused primarily by the weakening economy and the slow down in sales of the housing market. The local unemployment rate was 9.2% as of June 30, 2009 compared to 9.4% at March 31, 2009. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into nonaccrual status.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of June 30, 2009. In addition as of June 30, 2009, the Corporation had outstanding borrowings from the FHLB of $849.7 million, out of our maximum borrowing capacity of $1.10 billion, from the FHLB at this time.

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

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $17.0 million to $215.7 million, or 4.1% of total assets, at June 30, 2009 from $198.7 million, or 3.8% of total assets, at March 31, 2009. Comparatively, non-performing assets increased by $89.2 million to $198.7 million, or 3.8% of total assets, at March 31, 2009, from $109.5 million, or 2.1% of total assets, at March 31, 2008. If loans that are currently non-performing further deteriorate we would need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated, which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

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

The Cease and Desist Orders require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 6.05 percent and a total risk-based capital ratio of 10.53 percent, each above the level needed for an institution to be categorized as well-capitalized but below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.

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

Although the Bank is considered “well capitalized” for regulatory purposes as of June 30, 2009, we will incur increased premiums for deposit insurance, require FDIC approval to gather brokered deposits, and will trigger acceleration of the maturity of certain of our brokered deposits if we fall below the “well capitalized” threshold.

As of June 30, 2009, the Bank is considered “well capitalized” for regulatory capital purposes. If we fall below “well capitalized,” the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. In addition, we will be required to obtain FDIC approval to gather brokered deposits during such times as we remain “adequately capitalized” for regulatory capital purposes. Requiring us to obtain regulatory approval prior to accepting brokered deposits will affect our ability to increase our liquidity position, in some cases, in a timely manner.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2009 and for the three months ended June 30, 2009, relative to comparable periods for the preceding year. Our provision for loan losses increased by $183.1 million to $205.7 million for the fiscal year ended March 31, 2009 from $22.6 million for the fiscal year ended March 31, 2008. Our provision for loan losses was $19.4 million for the three months ended June 30, 2009 compared to $56.4 million for the three months ended March 31, 2009. Our allowance for loan losses increased by $4.2 million to $141.4 million, or 3.6% of total loans, at June 30, 2009 from $137.2 million, or 3.3% of total loans at March 31, 2009. Our allowance for loan losses also increased by $98.9 million to $137.2 million, or 3.3% of total loans, at March 31, 2009, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan and foreclosure losses was 69.3% at June 30, 2009, 73.5% at March 31, 2009 and 35.0% at March 31, 2008, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

Our real estate operations have had and may continue to have an adverse effect on our results of operations.

We conduct real estate operations through Investment Directions, Inc, a wholly owned subsidiary, which invests in various real estate subsidiaries and partnerships and conducts real estate development and sales throughout California, Texas and Minnesota. As a result of weakening conditions in the real estate market and reduced sales of its properties, we have incurred losses from the operations of its real estate subsidiaries in recent years, which are expected to continue unless the real estate market improves. Losses from IDI’s real estate operations were $566,000 for the three months ended June 30, 2009 compared to $13.8 million for the three months ended March 31, 2009. Losses from IDI’s real estate operations increased by $16.1 million to $18.4 million for the fiscal year ended March 31, 2009 from $2.3 million for the fiscal year March 31, 2008. The increased loss for the year ended March 31, 2009 was the result of management applying a $17.6 million valuation allowance for the decline in the appraised value of real estate. We have no current plans to engage in additional real estate investment activities through IDI and are exploring opportunities to sell or otherwise divest IDI’s current investments as soon as practicable. Additional losses from our real estate operations would have an adverse effect on our results of operations and capital.

Future Federal Deposit Insurance Corporation assessments will hurt our earnings.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $2.5 million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $2.5 million for the year ended March 31, 2010 as compared to the year ended March 31, 2009 as a result of this special assessment. In addition, the final rule allows the Federal Deposit Insurance Corporation to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

We are not paying dividends on our preferred stock or common stock and are deferring distributions on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.

We historically paid cash dividends before we suspended dividend payments on our common stock. The Federal Reserve, as a matter of policy, has indicated that bank holding companies should not pay dividends using funds from the TARP CPP. There is no assurance that we will resume paying cash dividends. Even if we resume paying dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series B Preferred Stock. Further, we need prior Treasury approval to increase our quarterly cash dividends prior to January 30, 2012, or until the date we redeem all shares of Series B Preferred Stock or the Treasury has transferred all shares of

Series B Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant.

Further, dividend payments on our Series B Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series B Preferred Stock shall be entitled to receive for each share of Series B Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we miss six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We have deferred two dividend payments on the Series B Preferred Stock held by Treasury.

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

As of June 30, 2009, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2010 or the receipt of net proceeds of a financing transaction from the sale of equity securities. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by May 31, 2010, which may limit our ability to fund ongoing operations.

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

Risks Related to Recent Market, Legislative and Regulatory Events

The TARP CPP and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 7,399,103 shares of common stock. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:
•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibition on making golden parachute payments to senior executives; and

•	agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.
In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The ARRA imposed further limitations on compensation during the TARP Assistance Period including
•	a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of the reported earnings to enhance the compensation of any of its employees; and

•	a prohibition of the five highest paid executives from receiving or accruing any bonus, retention award, or incentive compensation, or bonus except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.
The prohibition may expand to other employees based on increases in the aggregate value of financial assistance that we receive in the future.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The new Treasury interim final rules, which became effective on June 15, 2009, also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives. The rule further authorizes the Treasury to establish the Office of the Special Master for TARP Executive Compensation with broad powers to review compensation plans and corporate governance matters of TARP recipients.

These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

TARP lending goals may not be attainable.

Congress and the bank regulators have encouraged recipients of TARP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP capital recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations, and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2009, the Corporation does not have a stock repurchase plan in place.

Item 3	Defaults upon Senior Securities.

Not applicable.
Item 4	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on July 28, 2009. There were 21,578,713 shares of common stock eligible to be voted, and 18,107,095 shares present at the meeting by holders thereof in person or by proxy which constituted a quorum. The following is a summary of the results of items voted upon.

	Number of Votes
	For	Withheld
Election of Directors for three-year terms expiring in 2012:
Chris M. Bauer	15,941,572	2,165,523
Holly Cremer Berkenstadt	16,130,315	1,976,780
Donald D. Kropidlowski	16,005,007	2,102,088

				Broker
	For	Against	Abstained	non-vote
Approval of the issuance of common stock to permit full exercise of the warrant issued to the Department of Treasury	11,292,708	483,109	642,313	5,688,965

	For	Against	Abstained
Non-binding resolution on executive compensation	15,279,380	2,117,921	709,794

	For	Against	Abstained
Appointment of McGladrey & Pullen LLP as independent registered public accounting firm for the fiscal year ending March 31, 2010	16,023,545	1,502,066	581,484

				Broker
	For	Against	Abstained	non-vote
Shareholder proposal for independent Chairman	3,531,705	8,126,854	759,571	5,688,965
Item 5	Other Information.

Not applicable.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.
Date: August 7, 2009	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer