Form 10-Q/A
period 2009-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2009-10-20
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Anchor Bancorp Wisconsin Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2009. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three months ended June 30, 2009.
As of the filing date of the original 10-Q, management had updated appraisal information in its possession indicating that several foreclosed properties and repossessed assets had declined in value. There were several transactions (write downs of loans as well as losses on sales of other real estate owned) that occurred in late July that, under SFAS 165, “Subsequent Events,” should have been reflected as of June 30, 2009.
In conjunction with the review of those properties, management became aware of additional charge-offs of collateral-dependent mortgage and commercial loans. On September 11, 2009, we concluded that there was a high likelihood that certain borrowers were unable to meet current obligations and therefore loans were written down to realizable values. In this process, management determined it was prudent to evaluate other collateral-dependent lending relationships based on information received in July 2009 that was indicative of the underlying collateral value as of June 30, 2009. Loan relationships that had charge-offs were scrutinized to determine if there were other related loans that had cross collateralization and interdependencies. Additional loans were analyzed that were not necessarily troubled, but had a relationship with a troubled borrower and it was determined that additional reserves were necessary that should have been reflected as of June 30, 2009. In addition, the values of several foreclosed properties and repossessed assets were written down to reflect declines in value.
As a result of the information discussed in the preceding paragraph, the provision for loan losses was understated by $51.0 million and net charge-offs were understated by $52.9 million in the original Form 10-Q for the period ended June 30, 2009. Also, additional loans were placed on non-accrual status and a full valuation allowance has been placed on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.
In addition, management determined that the loan fee attributable to the Corporation’s Credit Agreement should not be expensed, but rather amortized to interest expense over the term of the agreement. As a result, loan fee expense was overstated by $3.5 million and interest expense was understated by $291,000.
The information in this Amendment has been updated to give effect to the restatement. Anchor Bancorp Wisconsin, Inc. has not updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on August 10, 2009. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

ANCHOR BANCORP WISCONSIN INC.
INDEX - FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2009	2009
	(Restated-
	See Note 19)
	(In Thousands, Except Share Data)
Assets
Cash	$63,850	$59,654
Interest-bearing deposits	580,452	374,172

Cash and cash equivalents	644,302	433,826
Investment securities available for sale	51,294	77,684
Mortgage-related securities available for sale	493,313	407,301
Mortgage-related securities held to maturity (fair value of $48 and $50, respectively)	47	50
Loans, less allowance for loan losses of $139,455 at June 30, 2009 and $137,165 at March 31, 2009:
Held for sale	115,340	161,964
Held for investment	3,641,708	3,896,439
Foreclosed properties and repossessed assets, net	50,148	52,563
Real estate held for development and sale	16,205	16,120
Office properties and equipment	48,008	48,123
Federal Home Loan Bank stock–at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	123,126	107,954

Total assets	$5,238,320	$5,273,055

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$289,322	$274,392
Interest bearing deposits and accrued interest	3,698,584	3,649,435

Total deposits and accrued interest	3,987,906	3,923,827
Other borrowed funds	1,041,049	1,078,392
Other liabilities	57,617	56,704

Total liabilities	5,086,572	5,058,923

Commitments and contingent liabilities (Note 13)

Minority interest in real estate partnerships	326	411

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	76,047	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,578,713 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,327	109,327
Retained earnings	67,853	134,234
Accumulated other comprehensive income (loss) related to AFS securities	1,165	10
Accumulated other comprehensive income (loss) related to OTTI non credit issues	(5,516)	(6,347)

Total accumulated other comprehensive income (loss)	(4,351)	(6,337)
Treasury stock (3,784,626 and 3,793,554 shares, respectively), at cost	(94,496)	(94,744)
Deferred compensation obligation	(5,494)	(5,480)

Total stockholders’ equity	151,422	213,721

Total liabilities, minority interest and stockholders’ equity	$5,238,320	$5,273,055

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(Restated-
	See Note 19)
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$53,790	$65,711
Mortgage-related securities	5,576	3,669
Investment securities and Federal Home Loan Bank stock	471	800
Interest-bearing deposits	269	328

Total interest income	60,106	70,508

Interest expense:
Deposits	24,133	26,842
Other borrowed funds	11,058	10,245

Total interest expense	35,191	37,087

Net interest income	24,915	33,421
Provision for loan losses	70,400	9,400

Net interest income after provision for loan losses	(45,485)	24,021

Non-interest income:
Loan servicing income (loss)	(182)	1,201
Credit enhancement income	377	417
Service charges on deposits	3,829	3,859
Investment and insurance commissions	804	1,181
Net gain on sale of loans	11,403	2,243
Net gain on sale of investments and mortgage-related securities	1,505	—
Total other than temporary losses	(164)	—
Portion of loss recognized in other comprehensive income	160	—
Reclassification from other comprehensive income	(209)	—

Net impairment losses recognized in earnings	(213)	—
Other revenue from real estate partnership operations	911	1,473
Other	1,126	1,435

Total non-interest income	19,560	11,809
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Income (Con’t.)

	Three Months Ended June 30,
	2009	2008
	(Restated-
	See Note 19)
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$14,290	$13,307
Occupancy	2,413	2,417
Federal insurance premiums	3,430	98
Furniture and equipment	2,050	2,126
Data processing	1,932	1,812
Marketing	373	587
Other expenses from real estate partnership operations	1,451	2,191
Net Expense—REO operations	3,932	189
Mortgage servicing rights impairment recovery	(1,344)	—
Foreclosure cost advance impairment	3,708	—
Other	4,829	4,064

Total non-interest expense	37,064	26,791

Minority interest in loss of consolidated real estate partnerships	(85)	(39)

Income (loss) before income taxes	(62,904)	9,078
Income taxes	—	3,566

Net income (loss)	$(62,904)	$5,512
Preferred stock dividends and discount accretion	(3,244)	—

Net income (loss) available to common equity	$(66,148)	$5,512

Comprehensive income (loss)	$(60,918)	$613

Earnings (loss) per share:
Basic	$(2.97)	$0.26
Diluted	(2.97)	0.26
Dividends declared per common share	—	0.18
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

							Accu-
							mulated
							Other
							Compre-
			Additional			Deferred	hensive
	Preferred	Common	Paid-in	Retained	Treasury	Compensation	Income
	Stock	Stock	Capital	Earnings	Stock	Obligation	(Loss)	Total
	(Dollars in thousands except per share data)
Balance at April 1, 2009	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$213,721
Comprehensive income:
Net loss (1)	—	—	—	(62,904)	—	—	—	(62,904)
Non-credit portion of other-than- temporary impairments:
Held-to-maturity securities, net of tax	—	—	—	—	—	—	—	—
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	(49)	(49)
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	2,035	2,035

Comprehensive income								$(60,918)

Dividend on preferred stock	—	—	—	(1,382)	—	—	—	(1,382)
Issuance of treasury stock	—	—	—	(233)	248	(14)	—	1
Accretion of preferred stock discount	1,862	—		(1,862)	—	—	—	—

Balance at June 30, 2009	$76,047	$2,536	$109,327	$67,853	$(94,496)	$(5,494)	$(4,351)	$151,422

(1)	Restated (See Note 19)
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(Restated-
	See Note 19)
	(In Thousands)
Operating Activities
Net income (loss)	$(62,904)	$5,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	70,400	9,400
Provision for OREO losses	2,254	—
Provision for depreciation and amortization	1,315	1,255
Amortization and accretion of investment securities, net	48	30
Amortization and accretion of mortgage related securities, net	(68)	—
Mortgage servicing rights recovery	(1,344)	—
Foreclosure cost advance impairment	3,708	—
Cash paid due to origination of loans held for sale	(648,235)	(176,203)
Cash received due to sale of loans held for sale	706,262	181,496
Net gain on sales of loans	(11,403)	(2,243)
Net gain on investments and mortgage- related securities	(1,505)	—
Gain on Sale of foreclosed properties	(483)	—
Net loss on impairment of securities available for sale	213	—
Stock-based compensation expense	1	148
Decrease in accrued interest receivable	2,257	396
(Increase) decrease in prepaid expense and other assets	(3,591)	(1,205)
Increase (decrease) in accrued interest payable on deposits	3,032	(5,526)
Increase (decrease) in other liabilities	(469)	(4,092)

Net cash provided by operating activities	59,488	8,968

Investing Activities
Proceeds from sales of investment securities available for sale	6,319	—
Proceeds from maturities of investment securities available for sale	33,465	7,690
Purchase of investment securities available for sale	(13,528)	(19,790)
Purchase of mortgage-related securities available for sale	(102,953)	(24,168)
Proceeds from sale of mortgage-related securities available for sale	40,322	—
Principal collected on mortgage-related securities	28,932	17,189
Net decrease in loans held for investment	128,910	48,136
Purchases of office properties and equipment	(1,240)	(1,192)
Sales of office properties and equipment	132	—
Proceeds from sale of foreclosed properties	7,187	463
Investment in real estate held for development and sale	(177)	(890)

Net cash provided by investing activities	127,369	27,438

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(Restated-
	See Note 19)
	(In Thousands)
Financing Activities
Increase (decrease) in deposit accounts	$61,047	$(129,615)
Proceeds from borrowed funds	257	375,842
Repayment of borrowed funds	(37,600)	(435,265)
Decrease in minority interest in real estate partnerships	(85)	(40)
Exercise of stock options	—	1,485
Tax benefit from stock related compensation	—	13
Payments of cash dividends to stockholders	—	(3,785)

Net cash provided by (used in) financing activities	23,619	(191,365)

Net increase (decrease) in cash and cash equivalents	210,476	(154,959)
Cash and cash equivalents at beginning of period	433,826	257,743

Cash and cash equivalents at end of period	$644,302	$102,784

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$31,289	$42,613
Income taxes	(7,007)	3,155

Non-cash transactions:
Transfer of loans to foreclosed properties	6,543	16,222
Securitization of mortgage loans held for sale to mortgage-backed securities	48,878	—
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Principles of Consolidation
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
Note 2 – Basis of Presentation
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
Noncontrolling interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners’ share of income is reflected as minority interest in income of real estate partnership operations.
Certain prior period accounts have been reclassified to conform to the current period presentations. The reclassifications had no impact on prior year’s net income or stockholders’ equity.

Note 3 – Investment Securities
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

Note 4 – Mortgage-Related Securities
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

						Total OTTI	Total OTTI Related
	Year of Vintage					Related to	to
	2005	2006	2007	Total	Total OTTI	Credit Loss	Other Factors
	(in thousands)
Total Non-Agency CMOs Rating:
AAA	$6,600	$4,425	$—	$11,025	$696	$244	$452
AA	—	—	—	—	—	—	—
A	—	—	5,153	5,153	2,249	257	1,992
BBB	—	—	—	—	—	—	—
BB and below	1,469	2,818	8,371	12,658	3,589	517	3,072

Total Non- Agency CMO’s	$8,069	$7,243	$13,524	$28,836	$6,534	$1,018	$5,516

Cumulative other-than-temporary impairments related to credit loss by year of vintage were $534,000 for 2007, $330,000 for 2006 and $154,000 for 2005.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for the three months ended June 30, 2009:

Beginning balance of the amount related to credit losses	$805

The credit portion of other-than temporary impairment not previously recognized	4
Securities sold during the period (realized)	—
Reductions for securities previously recognized in OTTI, but for which the Corporation intends to sell or it is more likely than not the Corporation will be required to sell prior to recovery	—
Additional increases to the amount related to the credit loss for which an OTTI was	—
previously recognized	209
Reductions for increases in cash flows expected to be collected	—

Ending balance of the amount related to credit losses	$1,018

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

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total
	(Dollars In Thousands)
Mortgage-related securities available for Sale, at fair value:
Agency CMOs and REMICs	$—	$—	$20,976	$161,623	$182,599
Non-agency CMOs	—	46	20,123	80,772	100,941
Residential Mortgage-backed securities	—	4,003	40,738	99,573	144,314
GNMA Secrurities	—	—	863	64,596	65,459

Total	$—	$4,049	$82,700	$406,564	$493,313

Held to Maturity, at fair value:
Residential Mortgage-backed securities	$—	$—	$48	$—	$48

Total	$—	$—	$48	$—	$48

Total Mortgage-related securities	$—	$4,049	$82,748	$406,564	$493,361

Held to Maturity, at cost:
Residential Mortgage-backed securities	$—	$—	$47	$—	$47

Note 5 – Stock-Based Compensation
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
At June 30, 2009, an aggregate of 865,800 shares were available for future grants, including up to 300,000 shares that may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. A summary of stock option activity is provided in the following table:

	Three Months Ended June 30, 2009
		Weighted
		Average
	Options	Price

Outstanding at beginning of period	515,670	$21.60
Granted	—	—
Exercised	—	—
Forfeited	(3,500)	19.97

Outstanding at end of period	512,170	$21.61

Options exercisable and vested at June 30, 2009	512,170	$21.61

Intrinsic value of options exercised	—

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at June 30, 2009:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 - $22.07	279,330	2.28	$18.12	279,330	$18.12
$23.77 - $28.50	199,840	4.25	24.79	199,840	24.79
$31.95 - $31.95	33,000	6.07	31.95	33,000	31.95

	512,170	3.30	21.61	512,170	21.61

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009 was zero.

A summary of restricted stock grants is provided in the following table:

	Three Months Ended June 30, 2009
		Weighted
		Average
	Options	Price
Balance at beginning of period	76,000	$22.62
Restricted stock granted	—	—
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Balance at end of period	76,000	$22.62

The restricted stock granted during the period has a vesting period ranging from 12 to 36 months based on employment at the time of vesting.
Note 6 – Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	June 30,	March 31,
	2009	2009
	(Restated)
First mortgage loans:
Single-family residential	$731,175	$843,482
Multi-family residential	644,789	662,483
Commercial real estate	977,261	1,020,981
Construction	241,719	267,375
Land	258,096	266,756

	2,853,040	3,061,077
Second mortgage loans	386,268	394,708
Education loans	336,503	358,784
Commercial business loans and leases	214,557	238,940
Credit card and other consumer loans	53,063	56,302

	3,843,431	4,109,811
Contras to loans:
Undisbursed loan proceeds*	(57,877)	(71,672)
Allowance for loan losses	(139,455)	(137,165)
Unearned loan fees	(4,318)	(4,441)
Net discount on loans purchased	(9)	(10)
Unearned interest	(64)	(84)

	(201,723)	(213,372)

	$3,641,708	$3,896,439

*	Undisbursed loan proceeds are funds to be disbursed upon an authorized draw request.

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended June 30,
	2009	2008
	(Restated)
	(Dollars In Thousands)
Allowance at beginning of period	$137,165	$38,285
Provision	70,400	9,400
Charge-offs	(69,174)	(7,426)
Recoveries	1,064	6

Allowance at end of period	$139,455	$40,265

As of June 30, 2009, the Corporation had loans totaling $110.0 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which includes various assumptions, proves to be overstated and/or declines over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of June 30, 2009, $29.9 million of our impaired loans remain on interest reserve.
At June 30, 2009, the Corporation has identified $549.2 million of loans as impaired. A loan is identified as impaired when, according to FAS 114, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,
	2009	At March 31,
	(Restated)	2009	2008	2007
		(In Thousands)
Impaired loans with valuation reserve required	$315,894	$294,736	$52,866	$2,130

Impaired loans without a specific reserve	233,265	193,637	51,192	45,718

Total impaired loans	549,159	488,373	104,058	47,848

Less:
Specific valuation allowance	(68,404)	(73,255)	(17,639)	(517)

	$480,755	$415,118	$86,419	$47,331

Average impaired loans	$336,055	$247,034	$67,138	$26,458

Interest income recognized on impaired loans	$5,157	$21,637	$107	$44

Loans on nonaccrual status	$549,159	$488,373	$101,241	$47,040

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$143,881	$61,460	$400	$400
The Corporation is currently committed to lend approximately $21.0 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $21.0 million in committed funds on impaired loans, $3.5 million is applicable to nonaccrual loans. The Corporation will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans.
Approximately 25% of the impaired loans as of June 30, 2009 relates to residential construction and residential land loans. As of June 30, 2009, $233.3 million of impaired loans does not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $233.3 million of impaired loans without a specific valuation allowance as of June 30, 2009 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.
The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout calendar year 2008 and 2009, as reflected in recently received appraisals. Currently, $212.5 million or approximately 51.6% of impaired loans secured by real estate have recent appraisals (i.e. within one year), although the Corporation continues to receive appraisals. If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses significantly.
Note 7 – Other Intangible Assets
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

Note 8 – Federal Home Loan Bank Stock
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
The FHLB of Chicago filed an SEC form 10-Q on August 12, 2009 announcing its financial results for the second quarter of 2009. The FHLB of Chicago reported net income of $103 million for second quarter of 2009, compared to a net loss of $74 million in the same period of the previous year. This $177 million increase in net income was due to increases in derivatives and hedging activities income of $142 million and net interest income of $135 million. These increases in income were partially offset by an increase in net impairment losses recognized in earnings of $124 million. The FHLB of Chicago is under a cease and desist order that restricts capital stock repurchases and redemptions. The FHLB of Chicago reported regulatory capital at June 30, 2009 of 5.16%, which was above its regulatory requirement of 4.76%. The FHLB of Chicago did not pay any dividends in 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of June 30, 2009. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Note 9 – Recent Accounting Pronouncements
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
SFAS 165 became effective for the Corporation on June 30, 2009. See Note 19 “Restatement of Previously Issued Financial Statements” for the impact on the Corporation’s financial statements.
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
Note 10 – Stockholders’ Equity
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
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At June 30, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$265,014	5.07%	$156,780	3.00%	$261,301	5.00%
Risk-based capital (to risk-based assets)	308,689	9.08	271,855	8.00	339,818	10.00
Tangible capital (to tangible assets)	265,014	5.07	78,390	1.50	N/A	N/A

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A
At June 30, 2009, the Bank is considered adequately capitalized. The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Restated)
	(In Thousands)
Stockholders’ equity of the Bank	$265,212	$322,505
Less: Goodwill and intangible assets	(4,567)	(4,725)
Accumulated other comprehensive income	4,369	6,350

Tier 1 and tangible capital	265,014	324,130
Plus: Allowable general valuation allowances	43,675	46,550

Risk-based capital	$308,689	$370,680

Note 11 – Earnings Per Share
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

	Three Months Ended June 30,
	2009	2008
	(Restated)
	(in thousands)
Numerator:
Net income	$(62,904)	$5,512

Numerator for basic and diluted earnings per share—income available to common stockholders	$(62,904)	$5,512

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	21,145	20,928
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	21,145	20,928

Basic earnings (loss) per share	$(2.97)	$0.26

Diluted earnings (loss) per share	$(2.97)	$0.26

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

Net loss from the real estate investment segment decreased $66,000 to a net loss of $566,000 for the three months ended June 30, 2009, as compared to a net loss of $632,000 for the same respective period in 2008. The decreased loss for the three-month period was due to a $770,000 decrease in other expense from real estate operations as well as a $175,000 decrease in net interest expense, which were offset by a decrease in other revenue from real estate operations $562,000 as well as a decrease in the income tax benefit of $363,000 for the three months ended June 30, 2009 as compared to the same period in the prior year. The decrease in sales was due to the slowing of housing sales in the California market, which is reflective of the national trend. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management continues to evaluate options to mitigate the holding costs of the housing units and individual lots.
The following represents reconciliations of reportable segment revenues, profit or loss and assets to the Corporation’s consolidated totals for the three months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30, 2009 (Restated)
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$18	$60,228	$(140)	$60,106
Interest expense	129	35,202	(140)	35,191

Net interest income (loss)	(111)	25,026	—	24,915
Provision for loan losses	—	70,400	—	70,400

Net interest income (loss) after provision for loan losses	(111)	(45,374)	—	(45,485)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	911	—	—	911
Other income	—	18,649	—	18,649
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(1,451)	—	—	(1,451)
Minority interest in loss of real estate partnerships	85	—	—	85
Other expense	—	(35,613)	—	(35,613)

Income (loss) before income taxes	(566)	(62,338)	—	(62,904)
Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(566)	$(62,338)	$—	$(62,904)

Total assets at end of period	$24,543	$5,213,777	$—	$5,238,320
Goodwill	$—	$—	$—	$—

	Three Months Ended June 30, 2008
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$26	$70,820	$(338)	$70,508
Interest expense	312	37,113	(338)	37,087

Net interest income (loss)	(286)	33,707	—	33,421
Provision for loan losses	—	9,400	—	9,400

Net interest income (loss) after provision for loan losses	(286)	24,307	—	24,021
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,473	—	—	1,473
Other income	—	10,366	(30)	10,336
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(2,221)	—	30	(2,191)
Minority interest in loss of real estate partnerships	39	—	—	39
Other expense	—	(24,600)	—	(24,600)

Income (loss) before income taxes	(995)	10,073	—	9,078
Income tax (benefit) expense	(363)	3,929	—	3,566

Net income (loss)	$(632)	$6,144	$—	$5,512

Total assets at end of period	$70,833	$4,878,502	$—	$4,949,335
Goodwill	$—	$72,375	$—	$72,375
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
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	June 30, 2009 (Restated)		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$644,302	$644,302	$433,826	$433,826
Investment securities	51,294	51,294	77,684	77,684
Mortgage-related securities	493,360	493,361	407,351	407,351
Loans held for sale	115,340	115,340	161,964	161,964
Loans receivable	3,641,708	3,664,785	3,896,439	3,981,442
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	23,118	23,118	25,375	25,375

Financial liabilities:
Deposits	3,970,438	3,969,607	3,909,391	3,921,802
Other borrowed funds	1,041,049	1,033,973	1,078,392	1,079,556
Accrued interest payable—borrowings	3,706	3,706	2,833	2,833
Accrued interest payable—deposits	17,468	17,468	14,436	14,436
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

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Impaired loans with specific valuation allowance under SFAS 114	$286,977	$—	$—	$286,977
Loans held for sale	80,683	—	80,683	—
Non-Financial Assets
Foreclosed properties and repossessed assets	50,148	—	—	50,148
The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. As discussed in Note 6, only approximately 51.6% of impaired loans are based on appraisals received within one year. As a result, the Corporation has applied significant discounts to aged appraisals due to declines in current valuations for real estate collateral. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $315.9 million during the quarter ended June 30, 2009. Collateral underlying these loans had a fair value of $287.0 million, less estimated costs to sell of $39.5 million, resulting in a specific reserve in the allowance for loan losses of $68.4 million.
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
Note 15 – Income Taxes
We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is not “more likely than not” that a deferred tax asset will be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At June 30, 2009 and March 31, 2009, we determined that a valuation allowance relating to a portion of our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $73.4 million at June 30, 2009 and $50.0 million at March 31, 2009 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At June 30,	At March 31,
	2009	2009	2008	2007
Deferred tax assets:
Allowances for loan losses	$59,694	$58,442	$15,081	$8,238
Other loss reserves	2,587	4,822	269	557
Federal NOL carryforwards	7,719	—	—	—
State NOL carryforwards	7,065	3,604	631	469
Unrealized gains/(losses)	1,809	2,695	(738)	389
Other	11,966	11,773	9,045	8,103

Total deferred tax assets	90,840	81,336	24,288	17,756
Valuation allowance	(73,357)	(49,981)	(997)	(1,321)

Adjusted deferred tax assets	17,483	31,355	23,291	16,435

Deferred tax liabilities:
FHLB stock dividends	(3,976)	(3,997)	(4,022)	(3,824)
Mortgage servicing rights	(8,456)	(6,094)	(4,888)	(2,441)
Purchase accounting	(3,253)	(3,348)	(4,713)	—
Other	(1,798)	(1,714)	(1,513)	(1,361)

Total deferred tax liabilities	(17,483)	(15,153)	(15,136)	(7,626)

Net deferred tax assets	$—	$16,202	$8,155	$8,809

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2005-2008 remain open to examination by certain other state jurisdictions.
Income tax expense decreased $3.6 million or 100.0%, during the three months ended June 30, 2009, as compared to the same period in 2008. This decrease was due to tax benefit from the net operating loss being offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three-month period ended June 30, 2009 due to a $23.4 million valuation allowance charge in the current quarter. This rate compared to 39.3% for the same period last year, which approximated a statutory tax rate.
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
The Amendment also provides that the outstanding balance under the Credit Agreement from time to time shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September

30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58,000,000.00 (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%. Management is evaluating various equity raising alternatives to possibly reduce borrowings. These borrowings are shown in the Company’s financial statements as “other borrowed funds.”
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2009, the Corporation was not in compliance with certain covenants contained in the Credit Agreement. The Agent has informed the Bank that it is in default of an obligation to make a payment of principal on the notes issued under the Credit Agreement, the covenant requiring the Bank to be “well capitalized” under applicable regulations and guidelines, the covenant requiring the Bank to deliver a certain certificate to the Agent and the covenant that the Bank grant a certain security interest to the lenders. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders. The Corporation is in negotiation with the Agent and the lenders to seek a waiver of these covenants or to otherwise modify the Credit Agreement so that the Bank and the Corporation will be in full compliance with the covenants and other terms of the Credit Agreement.
There can be no assurance that the Corporation will be able to obtain a waiver from its lenders. If the Corporation is unable to obtain the waiver, it would be unable to meet the accelerated payment terms. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
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
At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 5.07 percent and a total risk-based capital ratio of 9.08 percent, each above the level needed for an institution to be categorized as adequately-capitalized, but below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. If by September 30, 2009 or December 31, 2009, respectively, the Bank does not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. At the time of filing the restatement, the Bank’s capital ratios have not been calculated for September 30, 2009. There is no assurance that the Bank has met the capital ratio set forth above at September 30, 2009 or that the Bank will meet the capital ratio requirement at December 31, 2009. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits to the March 31, 2009 Annual Report on Form 10-K.
Note 18 – Subsequent Events
As of October 19, 2009, the date the financial statements are available to be issued, the following are considered significant subsequent events:
•	The Corporation delivered all items required as of July 31, 2009 under the Order to Cease and Desist to the Office of Thrift Supervision.

•	On August 10, 2009, the Corporation filed a pre-effective amendment on Form S-3 with the SEC, thereby amending its shelf registration statement on Form S-3 filed on October 6, 2008 which, if declared effective, would allow the Company and Anchor Capital Funding Trust I to issue equity, debt, purchase contracts, warrants, hybrid securities and trust preferred securities up to $200 million.

•	The Corporation elected to defer the September 15, 2009 dividend on the Fixed Rate Cumulative Perpetual Preferred Stock under the Capital Purchase Program.
Note 19 – Restatement of Previously Issued Financial Statements
We have restated our financial statements as of and for the three months ended June 30, 2009. As of the original filing date, management had updated appraisal information indicating that several foreclosed properties and repossessed assets had declined in value. There were several transactions (write downs of loans as well as losses on sales of other real estate owned) that occurred in late July that, under SFAS 165, “Subsequent Events,” should have been reflected as of June 30, 2009.
In conjunction with the review of those properties, management became aware of additional charge-offs of collateral-dependent mortgage and commercial loans. On September 11, 2009, we concluded that there was a high likelihood that certain borrowers were unable to meet current obligations and therefore loans were written down to realizable values. In this process, management determined it was prudent to evaluate other collateral-dependent lending relationships based on information received in July 2009 that was indicative of the underlying collateral value as of June 30, 2009. Loan relationships that had charge-offs were scrutinized to determine if there were other related loans that had cross collateralization and interdependencies. Additional loans were analyzed that were not necessarily troubled, but had a relationship with a troubled borrower and it was determined that additional reserves were necessary that should have been reflected as of June 30, 2009. In addition, the values of several foreclosed properties and repossessed assets were written down to reflect declines in value.
As a result of the information discussed in the preceding paragraph, the provision for loan losses was understated by $51.0 million and net charge-offs were understated by $52.9 million in the original Form 10-Q for the period ended June 30, 2009. Also, additional loans were placed on non-accrual status and a full valuation allowance has been placed on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.

In addition, management determined that the loan fee attributable to the Corporation’s Credit Agreement should not be expensed, but rather amortized to interest expense over the term of the agreement. As a result, loan fee expense was overstated by $3.5 million and interest expense was understated by $291,000.
Consolidated Balance Sheet

	June 30, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)
Allowance for loan losses	$(141,378)	$1,923	$(139,455)
Loans, less allowance for loan losses
Held for investment	3,692,708	(51,000)	3,641,708
Foreclosed properties and repossessed assets, net	53,014	(2,866)	50,148
Deferred tax asset, net of valuation allowance	16,250	(16,250)	—
Accrued interest and other assets	107,359	15,767	123,126
Total assets	5,292,669	(54,349)	5,238,320
Other liabilities	60,815	(3,198)	57,617
Total liabilities	5,089,770	(3,198)	5,086,572
Retained earnings	119,004	(51,151)	67,853
Stockholders’ equity	202,573	(51,151)	151,422
Consolidated Statement of Operations

	June 30, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)
Interest income from loans	$54,273	$(483)	$53,790
Total interest income	60,589	(483)	60,106
Interest expense on other borrowed funds	10,767	291	11,058
Total interest expense	34,900	291	35,191
Net interest income	25,689	(774)	24,915
Provision for loan losses	19,400	51,000	70,400
Net interest income after provision for loan losses	6,289	(51,774)	(45,485)
Net expense - REO operations	1,066	2,866	3,932
Loan fee expense	3,583	(3,583)	—
Other non-interest expense	4,735	94	4,829
Total non-interest expense	37,687	(623)	37,064
Loss before taxes	(11,753)	(51,151)	(62,904)
Net loss	(11,753)	(51,151)	(62,904)
Net loss available to common equity	(14,997)	(51,151)	(66,148)
Comprehensive loss	(9,767)	(51,151)	(60,918)
Earnings (loss) per share:
Basic	(0.56)	(2.41)	(2.97)
Diluted	(0.56)	(2.41)	(2.97)

Consolidated Statement of Cash Flows

	June 30, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)
Operating Activities
Net loss	$(11,753)	$(51,151)	$(62,904)
Provision for loan losses	19,400	51,000	70,400
Provision for REO losses	20	2,234	2,254
Gain on sale of foreclosed properties	—	(483)	2,257
Decrease in accrued interest receivable	1,774	483	2,257
Increase (decrease) in other liabilities	2,729	(3,198)	(469)
Net cash provided by operating activities	60,603	(1,115)	59,488

Investing Activities
Net decrease in loans held for investment	126,433	2,477	128,910
Capitalization of foreclosed properties	1,859	(1,859)	—
Proceeds from sale of foreclosed properties	6,690	497	7,187
Net cash provided by investing activities	126,254	1,115	127,369

Supplementary Cash Flow Information
Cash paid for interest on deposits and borrowings	31,868	(579)	31,289
Non-cash transfer of loans to foreclosed properties	9,020	(2,477)	6,543
Certain amounts were also restated in “Note 6 – Loans Receivable,” “Note 11 – Earnings Per Share,” “Note 12 – Segment Information,” “Note 14 – Fair Value of Financial Instruments,” “Note 15 – Income Taxes” and “Note 17 – Regulatory Matters.”

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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
Executive Overview
Highlights for the first quarter ended June 30, 2009 include:
•	On October 19, 2009, the Corporation restated the results for the first quarter ended June 30, 2009 due to updated appraisal information impacting the level of the allowance for loan losses as well as a revision to the method of expensing a loan fee on the Corporation’s Credit Agreement.

•	Diluted earnings per share decreased to $(2.97) for the quarter ended June 30, 2009 compared to $0.26 per share for the quarter ended June 30, 2008, primarily due to a $61.0 million increase in the provision for loan losses;

•	The interest rate spread decreased to 2.01% for the quarter ended June 30, 2009 compared to 2.83% for the quarter ended June 30, 2008;

•	Loans receivable decreased $301.4 million, or 7.43%, since March 31, 2009;

•	Deposits and accrued interest increased $64.1 million, or 1.63%, since March 31, 2009;

•	Book value per common share was $1.92 at June 30, 2009 compared to $4.81 at March 31, 2009 and $16.00 at June 30, 2008;

•	Total non-performing assets (loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased $8.3 million, or 4.19%, to $190.4 million at June 30, 2009 from $198.7 million at March 31, 2009, and total non-performing loans decreased $5.9 million, or 4.0% to $140.2 million at June 30, 2009 from $146.2 million at March 31, 2009; and

•	Net loss from the real estate investment segment was $566,000 and $632,000 for the three months ended June 30, 2009 and 2008, respectively. These losses were mainly due to the impairment of property at one of the real estate investment subsidiaries. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	6/30/2009	3/31/2009	12/31/2008	9/30/2008
(Dollars in thousands - except per share amounts)	(Restated)
Operations Data:
Net interest income	$24,915	$28,708	$32,707	$29,954
Provision for loan losses	70,400	56,385	92,970	46,964
Net gain (loss) on sale of loans	11,403	7,858	(228)	808
Real estate investment partnership revenue	—	310	1,836	—
Other non-interest income	8,157	7,794	7,905	7,439
Real estate investment partnership cost of sales	—	545	1,191	—
Other non-interest expense	37,064	47,399	117,066	30,167
Minority interest in income (loss) of real estate partnership operations	(85)	(246)	150	(13)
Loss before income taxes	(62,904)	(59,413)	(169,157)	(38,917)
Income taxes	—	(16,147)	(1,899)	(15,618)
Net loss	(62,904)	(43,266)	(167,258)	(23,299)

Selected Financial Ratios (1):
Yield on earning assets	4.80%	5.22%	5.69%	5.59%
Cost of funds	2.79	2.72	2.81	3.00
Interest rate spread	2.01	2.50	2.88	2.59
Net interest margin	1.99	2.45	2.88	2.62
Return on average assets	(4.76)	(3.44)	(13.72)	(1.89)
Return on average equity	(126.04)	(79.64)	(242.66)	(27.69)
Average equity to average assets	3.77	4.32	5.66	6.84
Non-interest expense to average assets	2.80	3.81	9.70	2.45

Per Share:

Basic earnings per share	$(2.97)	$(2.05)	$(7.96)	$(1.11)
Diluted earnings per share	(2.97)	(2.05)	(7.96)	(1.11)
Dividends per common share	—	—	0.01	0.10
Book value per common share	1.92	4.81	6.80	14.76

Financial Condition:
Total assets	$5,238,320	$5,273,055	$4,798,847	$4,928,074
Loans receivable, net
Held for sale	115,340	161,964	32,139	4,099
Held for investment	3,641,708	3,896,439	3,948,065	4,069,369
Deposits and accrued interest	3,987,906	3,923,827	3,413,449	3,349,335
Other borrowed funds	1,041,049	1,078,392	1,152,112	1,210,562
Stockholders’ equity	151,422	213,721	146,662	317,501
Allowance for loan losses	139,455	137,165	122,571	64,614
Non-performing assets(2)	190,381	198,714	166,382	169,062

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2008	3/31/2008	12/31/2007	9/30/2007

Operations Data:
Net interest income	$33,421	$35,066	$31,338	$31,584
Provision for loan losses	9,400	10,393	7,792	2,095
Net gain on sale of loans	2,243	2,984	1,468	814
Real estate investment partnership revenue	—	457	1,012	2,428
Other non-interest income	9,566	10,121	9,430	7,696
Real estate investment partnership cost of sales	—	548	932	2,669
Other non-interest expense	26,791	29,249	24,180	22,659
Minority interest in loss of real estate partnership operations	(39)	(43)	(81)	(203)
Income before income taxes	9,078	8,481	10,425	15,302
Income taxes	3,566	2,838	4,096	6,028
Net income	5,512	5,643	6,329	9,274

Selected Financial Ratios (1):
Yield on earning assets	6.05%	6.10%	6.68%	6.90%
Cost of funds	3.22	3.31	4.01	4.13
Interest rate spread	2.83	2.79	2.67	2.77
Net interest margin	2.87	2.84	2.83	2.92
Return on average assets	0.44	0.43	0.54	0.82
Return on average equity	6.37	6.56	7.44	11.07
Average equity to average assets	6.93	6.55	7.31	7.37
Non-interest expense to average assets	2.15	2.27	2.16	2.23

Per Share:
Basic earnings per share	$0.26	$0.27	$0.30	$0.44
Diluted earnings per share	0.26	0.27	0.30	0.44
Dividends per common share	0.18	0.18	0.18	0.18
Book value per common share	16.00	16.17	15.98	15.88

Financial Condition:
Total assets	$4,949,335	$5,149,557	$4,725,773	$4,611,526
Loans receivable, net
Held for sale	6,619	9,669	6,170	5,403
Held for investment	4,129,075	4,202,833	3,941,891	3,944,980
Deposits and accrued interest	3,406,975	3,539,994	3,145,551	3,178,588
Other borrowed funds	1,147,329	1,206,761	1,150,914	1,039,540
Stockholders’ equity	343,599	345,116	341,084	338,907
Allowance for loan losses	40,265	38,285	28,761	22,002
Non-performing assets(2)	144,137	109,488	87,002	63,078

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets.

Significant Accounting Policies
             There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss). If a security is impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. Management has applied EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” based on the security attributes at the purchase date and then does not further evaluate. All securities were of high credit quality (i.e. rated AA or above) at the purchase date and therefore, do not fall within the scope of EITF 99-20.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management determines fair value based on quoted market prices of identical assets in active markets or by other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate probable delinquency on a quarterly basis.

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

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. In the event that our residential construction and land portfolio continues to experience deterioration in estimated collateral values, we may have to further adjust and discount the appraised values for the collateral underlying the loans in that portfolio, which could result in significant increases to our provision for loan losses. Subsequent to filing the original Form 10-Q for the period ended June 30, 2009, management began using a more consistent methodology in discounting appraisals within the current policy. A higher discount factor was applied if an older appraisal was used and a lower discount factor was applied if a more current appraisal was used. In both cases, marketing and selling costs were factored into the calculation.

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

•	Valuation of mortgage servicing rights. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan’s book basis is allocated to mortgage servicing rights when a loan is sold. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market participant assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of cost or fair value.

•	The Corporation accounts for federal income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.

RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2009 decreased $68.4 million or 1,241.2% to a net loss of $62.9 million from net income of $5.5 million as compared to the same respective period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in non-interest expense of $10.3 million, an increase in provision for loan losses of $61.0 million and a decrease in net interest income of $8.5 million, which were partially offset by an increase in non-interest income of $7.8 million and a decrease in income tax expense of $3.6 million. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.
Net Interest Income. Net interest income decreased $8.5 million or 25.5% for the three months ended June 30, 2009 as compared to the same respective period in the prior year. Interest income decreased $10.4 million or 14.8% for the three months ended June 30, 2009 as compared to the same period in the prior year. Interest expense decreased $1.9 million or 5.1% for the three months ended June 30, 2009 as compared to the same period in the prior year. The net interest margin decreased to 1.99% for the three-month period ended June 30, 2009 from 2.87% for the three-month period ended June 30, 2008. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 6.05% to 4.80% during the three months ended June 30, 2009 and 2008, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of interest income on nonaccrual loans as well as the decline in interest rates. The interest rate spread decreased to 2.01% from 2.83% for the three-month period ended June 30, 2009 as compared to the same respective period in the prior year.
Interest income on loans decreased $11.9 million or 18.1%, for the three months ended June 30, 2009, as compared to the same respective period in the prior year. This decrease was primarily attributable to a decrease of 90 basis points in the average yield on loans to 5.39% from 6.29% for the three-month period. The decrease in the yield on loans was due to the level of loans on nonaccrual status as well as a modest decline in rates on loans. In addition, the average balance of loans decreased $193.6 million in the three months ended June 30, 2009, as compared to the same period in the prior year.
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
Interest expense on deposits decreased $2.7 million or 10.1% for the three months ended June 30, 2009, as compared to the same respective period in 2008. This decrease was primarily attributable to a decrease of 67 basis points in the weighted average cost of deposits to 2.43% from 3.10% for the three months ended June 30, 2009, as compared to the same respective period in the prior year, partially offset by an increase in the average balance of deposits of $512.7 million for the respective three-month period. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on borrowed funds increased $813,000 or 7.9% during the three months ended June 30, 2009, as compared to the same respective period in the prior year. For the three-month period ended June 30, 2009, the average balance of other borrowed funds decreased $82.1 million, as compared to the same respective period in 2008. The weighted average cost of other borrowed funds increased 59 basis points to 4.17% from 3.58% for the three-month period ended June 30, 2009, respectively, as compared to the same respective period last year.
Provision for Loan Losses. Provision for loan losses increased $61.0 million or 648.9% for the three-month period ended June 30, 2009, as compared to the same respective period last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to recent increased charge-offs, declines in real estate values, the amounts of delinquent loans, non-accrual loans (as discussed under “Asset Quality” below), impaired loans and an increase in loans moved to REO management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2009			2008
	(Restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,972,040	$40,188	5.41%	$3,186,986	$49,613	6.23%
Consumer loans	802,808	10,747	5.35	728,714	12,149	6.67
Commercial business loans	213,526	2,855	5.35	266,278	3,949	5.93

Total loans receivable (2) (3)	3,988,374	53,790	5.39	4,181,978	65,711	6.29
Mortgage-related securities (4)	418,587	5,576	5.33	274,105	3,669	5.35
Investment securities (4)	66,951	471	2.81	89,338	800	3.58
Interest-bearing deposits	483,263	269	0.22	62,141	328	2.11
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	5,012,004	60,106	4.80	4,662,391	70,508	6.05
Non-interest-earning assets	276,986			331,141

Total assets	$5,288,990			$4,993,532

Interest-Bearing Liabilities
Demand deposits	$944,120	1,366	0.58	$1,096,070	3,259	1.19
Regular passbook savings	240,204	165	0.27	228,126	266	0.47
Certificates of deposit	2,792,135	22,602	3.24	2,139,524	23,317	4.36

Total deposits	3,976,459	24,133	2.43	3,463,720	26,842	3.10
Other borrowed funds	1,061,545	11,058	4.17	1,143,614	10,245	3.58

Total interest-bearing liabilities	5,038,004	35,191	2.79	4,607,334	37,087	3.22

Non-interest-bearing liabilities	51,347			40,308

Total liabilities	5,089,351			4,647,642
Stockholders’ equity	199,639			345,890

Total liabilities and stockholders’ equity	$5,288,990			$4,993,532

Net interest income/interest rate spread (5)		$24,915	2.01%		$33,421	2.83%

Net interest-earning assets	$(26,000)			$55,057

Net interest margin (6)			1.99%			2.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Non-Interest Expense. Non-interest expense increased $10.3 million or 38.3% to $37.1 million for the three months ended June 30, 2009, as compared to $26.8 million for the same respective period in 2008. The increase for the three-month period was primarily the result of the impairment of foreclosure cost advances in the amount of $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable. In addition, net expense from REO operations increased $3.7 million due to additional write downs, federal insurance premiums increased $3.3 million mainly due to a special assessment, compensation expense increased $983,000 mainly due to increased mortgage incentives, other non-interest expense increased $765,000 and data processing expense increased $120,000. These increases were partially offset by a recovery of mortgage servicing rights impairment of $1.3 million due to the fact that prepayment speeds were reduced as the result of rising interest rates and less refinancing activity, a decrease in other expense from real estate partnership operations of $740,000 due to decreased activity at the partnership level and a decrease in marketing expense of $214,000 for the three months ended June 30, 2009 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” on April 1, 2007. As a result of the implementation of FIN 48, there were no adjustments in the liability for unrecognized income tax benefits.
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
Income tax expense decreased $3.6 million or 100.0% during the three months ended June 30, 2009, as compared to the same respective period in 2008. This decrease was due to the tax benefit from the net operating loss being offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three month period ended June 30, 2009 due to the $23.4 million valuation allowance charge. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position. This rate compared to 39.3% for the same period last year, which approximated a statutory tax rate.

FINANCIAL CONDITION
During the three months ended June 30, 2009, the Corporation’s assets decreased by $34.7 million from $5.27 billion at March 31, 2009 to $5.24 billion at June 30, 2009. The majority of this decrease was attributable to a decrease of $301.4 million in loans receivable as well as a decrease of $26.4 million in investment securities available for sale, which were partially offset by a $210.5 million increase in cash and cash equivalents and an $86.0 million increase in mortgage-related securities available for sale.
Total loans (including loans held for sale) decreased $301.4 million during the three months ended June 30, 2009. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank of $694.9 million, (ii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $299.7 million, (iii) the securitization of mortgage loans held for sale to mortgage-backed securities of $48.9 million, (iv) transfer to foreclosed properties and repossessed assets of $9.0 million and (v) originations and purchases of $751.1 million.
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
The FHLB of Chicago filed an SEC form 10-Q on August 12, 2009 announcing its financial results for the second quarter of 2009. The FHLB of Chicago reported net income of $103 million for second quarter of 2009, compared to a net loss of $74 million in the same period of the previous year. This $177 million increase in net income was due to increases in derivatives and hedging activities income of $142 million and net interest income of $135 million. These increases in income were partially offset by an increase in net impairment losses recognized in earnings of $124 million. The FHLB of Chicago is under a cease and desist order that restricts capital stock repurchases and redemptions. The FHLB of Chicago reported regulatory capital at June 30, 2009 of 5.16%, which was above its regulatory requirement of 4.76%. The FHLB of Chicago did not pay any dividends in 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of June 30, 2009. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

Foreclosed properties and repossessed assets decreased $2.5 million to $50.1 million at June 30, 2009 from $52.6 million at March 31, 2009 due to additional reserves placed on various properties.

Deferred tax asset decreased $16.2 million to zero at June 30, 2009 from $16.2 million at March 31, 2009 due to the recognition of all available recoverable income taxes as a result of the net loss for the period. An allowance of $23.4 million was placed on the deferred tax asset during the quarter ended June 30, 2009. The valuation allowance is necessary since there is only a potential for recovery of the deferred asset valuation allowance if the Corporation has taxable income in future years.
Total liabilities increased $27.6 million during the three months ended June 30, 2009. This increase was largely due to a $64.1 million increase in deposits and accrued interest and a $913,000 increase in other liabilities which were partially offset by a $37.3 million decrease in other borrowed funds. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $389.8 million or approximately 9.8% of total deposits June 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $62.3 million during the three months ended June 30, 2009 as a net result of (i) comprehensive loss of $60.9 million and (ii) accrual of dividends on preferred stock of $1.4 million. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $1,000.

ASSET QUALITY
Non-performing assets (consisting of loans past due more than 90 days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased $8.3 million to $190.4 million at June 30, 2009 from $198.7 million at March 31, 2009 and increased as a percentage of total assets to 3.63% from 3.77% at such dates, respectively.
The composition of non-performing assts is summarized as follows for the dates indicated:

	June 30, 2009 (Restated)			March 31, 2009
	Non-			Non-
	Performing		Percent of	Performing		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
			(Dollars in Thousands)
Single-family residential	$23,671	16.9%	0.62%	$19,753	13.5%	0.48%
Multi-family residential	14,829	10.6%	0.39%	17,796	12.2%	0.43%
Commercial real estate	49,669	35.4%	1.29%	40,298	27.6%	0.98%
Construction and land	40,321	28.8%	1.05%	54,492	37.3%	1.33%
Consumer	4,027	2.9%	0.10%	3,336	2.3%	0.08%
Commercial business	7,716	5.5%	0.20%	10,476	7.2%	0.25%

Total Non-Performing Loans	$140,233	100.0%	3.65%	$146,151	100.0%	3.56%

	At June 30,
	2009	At March 31,
	(Restated)	2009
	(Dollars in thousands)
Total non-performing loans	$140,233	$146,151
Other real estate owned (OREO)	50,148	52,563

Total non-performing assets	$190,381	$198,714

Performing troubled debt restructurings	$143,881	$61,460

Total non-performing loans to total loans (1)	3.65%	3.56%
Total non-performing assets to total assets	3.63	3.77
Allowance for loan losses to total loans (1)	3.63	3.34
Allowance for loan losses to total non-performing loans	99.45	93.85
Allowance for loan and foreclosure losses to total
non-performing assets	78.64	73.48

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

Non-performing loans consist of loans past due more than 90 days. Non-performing loans decreased $5.9 million during the three months ended June 30, 2009. The decrease in non-performing loans at June 30, 2009 was the result of a decrease of $14.2 million in non-performing construction and land loans, a decrease of $3.0 million in multi-family residential loans and a decrease of $2.8 million in non-performing commercial business loans. This decrease reflects the charge offs of various loans in the current quarter. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against interest income. As a matter of policy, the Corporation does not accrue interest on loans past due more than 90 days.
Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) decreased $2.4 million during the three months ended June 30, 2009. Properties included in OREO at June 30, 2009 with a recorded balance in excess of $1 million are listed below:

				Most
		Recorded	Date	Recent
		Balance	Placed in	Appraisal
Description	Location	(in millions)	OREO	Date
		(Restated)
Condominium project	Southern Wisconsin	$2.8	8/14/2007	N/A
Construction company/equipment	Southern Wisconsin	4.0	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	5.5	12/31/2008	11/1/2008
Partially constructed condominium project	Central Wisconsin	12.8	3/31/2009	1/1/2006
Apartment building	Minnesota	3.3	6/18/2008	4/28/2009
Property secured by CBRF	Northeast Wisconsin	4.4	12/31/2008	3/1/2009
Several single family properties	Minnesota	6.9	9/16/2008	6/1/2007
Commercial/retail buildings	Northeast Wisconsin	1.6	6/22/2009	6/30/2005
Commercial building	Southern Wisconsin	1.3	4/27/2009	7/11/2008
Commercial/retail building	Southern Wisconsin	1.1	4/29/2009	6/27/2005
Other properties individually less than $1 million		16.7
Valuation allowance on OREO		(10.3)

		$50.1

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
At June 30, 2009 assets that the Corporation had classified as substandard consisted of $544.7 million of loans and foreclosed properties. At the same date, specific reserves on these assets in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” were $65.8 million and $544.7 million of such assets are considered impaired. At March 31, 2009, substandard assets amounted to $504.5 million ($488.4 million of which are considered impaired). An asset is classified as substandard when it is determined that it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any, and that the Corporation will sustain some loss if the deficiencies are not corrected.
At June 30, 2009, the Corporation had $549.2 million of impaired loans. At March 31, 2009, impaired loans were $488.4 million. A loan is defined as impaired when, according to FAS 114, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,
	2009	At March 31,
	(Restated)	2009	2008	2007
			(In Thousands)
Impaired loans with valuation reserve required	$315,894	$294,736	$52,866	$2,130

Impaired loans without a specific reserve	233,265	193,637	51,192	45,718

Total impaired loans	549,159	488,373	104,058	47,848

Less:
Specific valuation allowance	(68,404)	(73,255)	(17,639)	(517)

	$480,755	$415,118	$86,419	$47,331

Average impaired loans	$336,055	$247,034	$67,138	$26,458

Interest income recognized on impaired loans	$5,157	$21,637	$107	$44

Loans on nonaccrual status	$549,159	$488,373	$101,241	$47,040

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Performing troubled debt restructurings	$143,881	$61,460	$400	$400
The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At June 30,
	2009	At March 31,
	(Restated)	2009	2008	2007
	(In Thousands)
30 to 59 days	$46,102	$64,862	$66,617	$12,776
60 to 89 days	27,175	29,858	12,928	5,414

Total	$73,277	$94,720	$79,545	$18,190

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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended
	June 30,
	2009	2008
	(Restated)
	(Dollars In Thousands)
Allowance at beginning of period	$137,165	$38,285
Charge-offs:
Construction	(15,312)
Mortgage	(39,453)	(5,216)
Consumer	(676)	(266)
Commercial business	(13,733)	(1,944)

Total charge-offs	(69,174)	(7,426)
Recoveries:
Mortgage	226	—
Consumer	17	6
Commercial business	821	—

Total recoveries	1,064	6

Net (charge-offs) recoveries	(68,110)	(7,420)
Provision for loan losses	70,400	9,400

Allowance at end of period	$139,455	$40,265

Net charge-offs to average loans	(6.83)%	(0.71)%

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
The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2009, the Bank had $389.8 million of brokered deposits. At June 30, 2009, the Bank was under a cease and desist agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.
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
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2009, the Corporation was not in compliance with certain covenants contained in the Credit Agreement. The Agent has informed the Bank that it is in default of an obligation to make a payment of principal on the notes issued under the Credit Agreement, the covenant requiring the Bank to be “well capitalized” under applicable regulations and guidelines, the covenant requiring the Bank to deliver a certain certificate to the Agent and the covenant that the Bank grant a certain security interest to the lenders. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders. The Corporation is in negotiation with the Agent and the lenders to seek a waiver of these covenants or to otherwise modify the Credit Agreement so that the Bank and the Corporation will be in full compliance with the covenants and other terms of the Credit Agreement.
There can be no assurance that the Corporation will be able to obtain a waiver from its lenders. If the Corporation is unable to obtain the waiver, it would be unable to meet the accelerated payment terms. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At June 30, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$265,014	5.07%	$156,780	3.00%	$261,301	5.00%
Risk-based capital (to risk-based assets)	308,689	9.08	271,855	8.00	339,818	10.00
Tangible capital (to tangible assets)	265,014	5.07	78,390	1.50	N/A	N/A

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Restated)
	(In Thousands)
Stockholders’ equity of the Bank	$265,212	$322,505
Less: Goodwill and intangible assets	(4,567)	(4,725)
Accumulated other comprehensive income	4,369	6,350

Tier 1 and tangible capital	265,014	324,130
Plus: Allowable general valuation allowances	43,675	46,550

Risk-based capital	$308,689	$370,680

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
At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 5.07 percent and a total risk-based capital ratio of 9.08 percent, each above the level needed for an institution to be categorized as adequately-capitalized but below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. If by September 30, 2009 or December 31, 2009, respectively, the Bank does not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders.
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
Item 4         Controls and Procedures.
Internal Control over Financial Reporting

In our 10K for the fiscal year ended March 31, 2009, the Corporation identified material weaknesses in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to the following:
1.	Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained multiple deficiencies that represent material weaknesses. Specifically the Corporation failed to:
•	Maintain policies and procedures to ensure that loan personnel performed an analysis adequate to risk classify the loan portfolio.

•	Effectively monitor the loan portfolio and identify problem loans in a timely manner.

•	Maintain policies and procedures to ensure that SFAS No. 114 Accounting by Creditors for Impairment of a Loan documentation is prepared timely, accurately and subject to supervisory review.

•	Receive current financial information on problem loans, in a timely manner, to ensure that these loans were evaluated for impairment under SFAS No. 114.

•	Establish policies and procedures to ensure that an impairment calculation is prepared for all loans identified as impaired and that the impairment calculation is updated on a quarterly basis.

•	Effectively monitor problem loans to ensure that recent appraisals are used to support collateral valuation utilized in the impairment analysis.

•	Maintain policies and procedures to ensure that the supporting documentation for the allowance for loan loss calculation is reviewed and tested by an individual independent of the allowance for loan loss process.

•	Re-evaluate the qualitative factors used in the allowance calculation on a quarterly basis to assess the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank’s real estate and development portfolios.

•	Properly review subsequent events and therefore had to restate its first quarter financial statements.

•	Apply consistent discounts in its impairment analysis.
2.	The Corporation did not maintain effective controls over financial reporting over impairment charges, related to Other Real Estate Owned (‘OREO’). The existing policies and procedures did not provide for sufficient supervisory controls around the valuation and recording of impairment charges for other real estate owned to ensure impairment charges were properly recognized and recorded.

3.	The Corporation did not maintain effective entity-level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles. This material weakness was identified by our auditors when they reviewed the financial statements and identified disclosures that either required significant modification or were missing altogether. The weakness relates primarily to disclosures required as a result of changing economic conditions, adoption of new accounting standards, and disclosure of unusual significant transactions. This material weakness was evidenced by the ineffective preparation of the financial statements and resulted from the lack of the necessary supervisory review to ensure accurate presentation and disclosure in the financial statements.
The Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are not operating in an effective manner. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in the original Form 10-Q resulted in a material misstatement of the financial statements for the quarter ended June 30, 2009. As a result, the Corporation filed this amended Form 10-Q to reflect an adjustment to the allowance for loan losses. The Corporation’s internal control processes and procedures were inadequate to ensure that appraisals were reviewed and incorporated into the calculation of the specific reserves on impaired loans by the time the Form 10-Q was originally issued. Following its identification of the weakness, the Corporation determined that an additional adjustment to the allowance for loan losses was necessary.

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

We realized a net loss of $62.9 million in the first quarter of fiscal 2010. The net loss is the direct result of a $70.4 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.

At June 30, 2009, our non-performing loans (loans past due 90 days or more) were $140.2 million compared to $146.2 million at March 31, 2009 and our loans classified as substandard were $544.7 million compared to $504.5 million at March 31, 2009. For the three months ended June 30, 2009, annualized net charge-offs as a percentage of average loans were (6.83)% compared to (0.71)% for the corresponding period in 2008. These increases are primarily due to our commercial, residential construction and residential land loan portfolios.

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

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets decreased by $8.3 million to $190.4 million, or 3.6% of total assets, at June 30, 2009 from $198.7 million, or 3.8% of total assets, at March 31, 2009. Comparatively, non-performing assets increased by $89.2 million to $198.7 million, or 3.8% of total assets, at March 31, 2009, from $109.5 million, or 2.1% of total assets, at March 31, 2008. If loans that are currently non-performing further deteriorate we would need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated, which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

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

The Cease and Desist Orders require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 5.07 percent and a total risk-based capital ratio of 9.08 percent, each above the level needed for an institution to be categorized as adequately-capitalized but below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.

To date, in the current economic environment, the Bank has not been able to raise sufficient additional capital to ensure compliance with the capital requirements of the Cease and Desist Order. Without a waiver by OTS or amendment or modification of the Cease and Desist Order, the Bank could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders (which may, among other things, further restrict the Bank ‘s business activities, or place the Bank in conservatorship or receivership). If the Bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the Company’s ownership interest in the Bank. In addition, further restrictions could be placed on the Bank if it were determined that the Bank was undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

Anchor Bancorp and the Bank are no longer considered “well capitalized” for regulatory which will cause us to incur increased premiums for deposit insurance, require FDIC approval to gather brokered deposits, and will trigger acceleration of certain of our brokered deposits.

As of June 30, 2009, AnchorBank is not considered “well capitalized” for regulatory capital purposes. As a result, the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. In addition, we will be required to obtain FDIC approval to gather brokered deposits during such times as we remain “adequately capitalized” for regulatory capital purposes. Requiring us to obtain regulatory approval prior to accepting brokered deposits will affect our ability to increase our liquidity position, in some cases, in a timely manner.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2009 and for the three months ended June 30, 2009, relative to comparable periods for the preceding year. Our provision for loan losses increased by $183.1 million to $205.7 million for the fiscal year ended March 31, 2009 from $22.6 million for the fiscal year ended March 31, 2008. Our provision for loan losses was $70.4 million for the three months ended June 30, 2009 compared to $56.4 million for the three months ended March 31, 2009. Our allowance for loan losses increased by $2.3 million to $139.5 million, or 3.6% of total loans, at June 30, 2009 from $137.2 million, or 3.3% of total loans at March 31, 2009. Our allowance for loan losses also increased by $98.9 million to $137.2 million, or 3.3% of total loans, at March 31, 2009, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan and foreclosure losses was 78.6% at June 30, 2009, 73.5% at March 31, 2009 and 35.0% at March 31, 2008, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

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
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2009, the Corporation was not in compliance with certain covenants contained in the Credit Agreement. The Agent has informed the Bank that it is in default of an obligation to make a payment of principal on the notes issued under the Credit Agreement, the covenant requiring the Bank to be “well capitalized” under applicable regulations and guidelines, the covenant requiring the Bank to deliver a certain certificate to the Agent and the covenant that the Bank grant a certain security interest to the lenders. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders. The Corporation is in negotiation with the Agent and the lenders to seek a waiver of these covenants or to otherwise modify the Credit Agreement so that the Bank and the Corporation will be in full compliance with the covenants and other terms of the Credit Agreement.

If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.

There can be no assurance that the Corporation will be able to obtain a waiver from its lenders. If the Corporation is unable to obtain the waiver, it would be unable to meet the accelerated payment terms. Accordingly, this creates significant uncertainty related to the Corporation’s operations.

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
ANCHOR BANCORP WISCONSIN INC.

Date:	October 19, 2009	By:	/s/ Chris Bauer

Chris Bauer, President and Chief Executive Officer

Date:	October 19, 2009	By:	/s/ Dale C. Ringgenberg

Dale C. Ringgenberg, Treasurer and Chief Financial Officer