Form 10-Q
period 2009-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2009-11-16
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of October 31, 2009: 21,589,792

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(unaudited)

	(In Thousands, Except Share Data)
Assets
Cash	$45,638	$59,654
Interest-bearing deposits	324,384	374,172

Cash and cash equivalents	370,022	433,826
Investment securities available for sale	24,833	77,684
Mortgage-related securities available for sale	449,177	407,301
Mortgage-related securities held to maturity (fair value of $45 and $50, respectively)	44	50
Loans, less allowance for loan losses of $170,664 at September 30, 2009 and $137,165 at March 31, 2009:
Held for sale	28,904	161,964
Held for investment	3,506,464	3,896,439
Foreclosed properties and repossessed assets, net	38,431	52,563
Real estate held for development and sale	2,042	16,120
Office properties and equipment	47,396	48,123
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	115,570	107,954

Total assets	$4,637,712	$5,273,055

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$295,096	$274,392
Interest bearing deposits and accrued interest	3,444,901	3,649,435

Total deposits and accrued interest	3,739,997	3,923,827
Other borrowed funds	759,479	1,078,392
Other liabilities	57,161	56,704

Total liabilities	4,556,637	5,058,923

Commitments and contingent liabilities (Note 13)	—	—

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	77,900	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,589,792 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,317	109,327
Retained earnings (deficit)	(7,645)	134,234
Accumulated other comprehensive income related to AFS securities	4,759	10
Accumulated other comprehensive loss related to OTTI non credit issues	(6,125)	(6,347)

Total accumulated other comprehensive loss	(1,366)	(6,337)
Treasury stock (3,773,547 and 3,793,554 shares, respectively), at cost	(94,155)	(94,744)
Deferred compensation obligation	(5,512)	(5,480)

Total Anchor BanCorp stockholders’ equity	81,075	213,721

Non-controlling interest in real estate partnerships	—	411

Total liabilities and stockholders’ equity	$4,637,712	$5,273,055

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$49,551	$59,450	$103,341	$125,161
Mortgage-related securities	5,174	3,687	10,750	7,355
Investment securities and Federal Home Loan Bank stock	299	780	770	1,581
Interest-bearing deposits	361	71	630	399

Total interest income	55,385	63,988	115,491	134,496
Interest expense:
Deposits	23,040	23,898	47,173	50,740
Other borrowed funds	13,406	10,136	24,464	20,381

Total interest expense	36,446	34,034	71,637	71,121

Net interest income	18,939	29,954	43,854	63,375
Provision for loan losses	60,900	46,964	131,300	56,364

Net interest income (loss) after provision for loan losses	(41,961)	(17,010)	(87,446)	7,011
Non-interest income:
Loan servicing income	669	1,414	487	2,614
Credit enhancement income	319	479	696	896
Service charges on deposits	4,146	4,134	7,975	7,993
Investment and insurance commissions	798	1,073	1,602	2,254
Net gain on sale of loans	1,062	808	12,465	3,051
Net gain (loss) on sale of investments and mortgage-related securities	2,108	(1,902)	3,613	(1,902)
Total other than temporary losses	(874)	—	(1,038)	—
Portion of loss recognized in other comprehensive income	795	—	955	—
Reclassification from other comprehensive income	(107)	—	(316)	—

Net impairment losses recognized in earnings	(186)	—	(399)	—
Other revenue from real estate partnership operations	1,482	1,032	2,393	2,505
Other	460	1,209	1,586	2,645

Total non-interest income	10,858	8,247	30,418	20,056
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Cont’d)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In Thousands, Except Per Share Data)
Non-interest expense:

Compensation	$14,026	$14,665	$28,316	$27,972
Occupancy	2,647	2,557	5,060	4,973
Federal insurance premiums	1,407	162	4,837	260
Furniture and equipment	2,092	2,067	4,142	4,193
Data processing	1,689	1,823	3,621	3,635
Marketing	642	741	1,015	1,327
Other expenses from real estate partnership operations	2,208	1,724	3,659	3,915
Net expense — REO operations	7,245	1,952	11,177	2,141
Mortgage servicing rights impairment recovery	(6)	—	(1,350)	—
Foreclosure cost advance impairment	—	—	3,708	—
Other	8,841	4,476	13,670	8,542

Total non-interest expense	40,791	30,167	77,855	56,958

Loss before income tax benefit	(71,894)	(38,930)	(134,883)	(29,891)
Income tax benefit	—	(15,618)	—	(12,052)

Net loss	$(71,894)	$(23,312)	$(134,883)	$(17,839)
(Income) loss attributable to non-controlling interest in real estate partnerships	(85)	13	—	52

Preferred stock dividends and discount accretion	(3,228)	—	(6,472)	—

Net loss available to common equity of Anchor BanCorp	$(75,207)	$(23,299)	$(141,355)	$(17,787)

Comprehensive loss	$(68,994)	$(24,048)	$(129,912)	$(23,435)

Earnings (loss) per common share:
Basic	$(3.56)	$(1.11)	$(6.68)	$(0.85)
Diluted	(3.56)	(1.11)	(6.68)	(0.85)
Dividends declared per common share	—	0.10	—	0.28
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

									Accu-
									mulated
									Other
									Compre-
	Non-				Additional	Retained		Deferred	hensive
	Controlling		Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest		Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
						(Dollars in thousands except per share data)
Balance at April 1, 2009	$411		$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$214,132
Comprehensive income (loss):
Net loss	—		—	—	—	(134,883)	—	—	—	(134,883)
Non-credit portion of other-than-temporary impairments:
Available-for-sale securities, net of tax of $0	—		—	—	—	—	—	—	(955)	(955)
Reclassification adjustment for net gains realized in income, net of tax of $0	—		—	—	—	—	—	—	(3,613)	(3,613)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—		—	—	—	—	—	—	316	316
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0		—	—	—	—	—	—	—	9,223	9,223

Comprehensive loss										$(129,912)

Change in non-controlling interest	(411)		—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—		—	—	—	(2,757)	—	—	—	(2,757)
Issuance of treasury stock	—		—	—	—	(524)	589	(32)	—	33
Tax benefit from stock related compensation	—		—	—	(10)	—	—	—	—	(10)
Accretion of preferred stock discount	—		3,715	—	—	(3,715)	—	—	—	—

Balance at September 30, 2009	$—		$77,900	$2,536	$109,317	$(7,645)	$(94,155)	$(5,512)	$(1,366)	$81,075

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2009	2008
	(In Thousands)
Operating Activities
Net loss	$(134,883)	$(17,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	131,300	56,364
Provision for OREO losses	9,376	1,298
Provision for depreciation and amortization	2,599	2,682
Amortization and accretion of investment securities, net	88	(94)
Amortization and accretion of mortgage related securities, net	764	—
Mortgage servicing rights recovery	(1,350)	—
Foreclosure cost advance impairment	3,708	—
Cash paid due to origination of loans held for sale	(801,974)	(268,929)
Cash received due to sale of loans held for sale	947,499	277,550
Net gain on sales of loans	(12,465)	(3,051)
Net (gain) loss on investments and mortgage- related securities	(3,613)	1,902
Loss on sale of foreclosed properties	130	39
Net loss on impairment of securities available for sale	399	—
Stock-based compensation expense	33	238
Decrease in accrued interest receivable	3,479	3,881
(Increase) decrease in prepaid expense and other assets	2,749	(29,777)
Decrease in accrued interest payable on deposits	(2,162)	(7,437)
Decrease in other liabilities	(2,300)	(4,660)

Net cash provided by operating activities	143,377	12,219

Investing Activities
Proceeds from sales of investment securities available for sale	19,425	—
Proceeds from maturities of investment securities available for sale	46,965	23,691
Purchase of investment securities available for sale	(13,530)	(52,744)
Purchase of mortgage-related securities available for sale	(171,758)	(42,602)
Proceeds from sale of mortgage-related securities available for sale	128,645	—
Principal collected on mortgage-related securities	57,445	30,865
Net decrease in loans held for investment	197,355	48,620
Purchases of office properties and equipment	(1,911)	(1,730)
Sales of office properties and equipment	201	79
Proceeds from sale of foreclosed properties	17,068	6,564
Sale of investment in real estate held for development and sale	13,932	—
Purchase of investment in real estate held for development and sale	(16)	(1,605)

Net cash provided by investing activities	293,821	11,138

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2009	2008
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(181,668)	$(183,222)
Proceeds from borrowed funds	257	487,582
Repayment of borrowed funds	(319,170)	(483,765)
Decrease in minority interest in real estate partnerships	(411)	(52)
Exercise of stock options	—	1,485
Tax benefit from stock related compensation	(10)	(12)
Payments of cash dividends to stockholders	—	(5,891)

Net cash used in financing activities	(501,002)	(183,875)

Net decrease in cash and cash equivalents	(63,804)	(160,518)
Cash and cash equivalents at beginning of period	433,826	257,743

Cash and cash equivalents at end of period	$370,022	$97,225

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$72,689	$80,856
Income taxes	(7,048)	9,155

Non-cash transactions:
Transfer of loans to foreclosed properties	12,442	28,480
Securitization of mortgage loans held for sale to mortgage-backed securities	48,878	—
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation (“ADPC”) and Anchor Investment Corporation (“AIC”). Significant inter-company balances and transactions have been eliminated. The Corporation also consolidates certain variable interest entities (joint ventures and other 50% or less owned partnerships) to which the Corporation is the primary beneficiary pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 810-10-15, “Consolidation.”
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of financial instruments. The results of operations and other data for the three- and six-month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2010. We have evaluated all subsequent events through the date of this filing. See Note 18 - Subsequent Events for further discussion. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2009.
The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities (“VIE’s”) and therefore subject to the requirements of ASC 810-10-15. ASC 810-10-15 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Other revenue and other expenses from real estate operations are also included in non-interest income and non-interest expense, respectively.
Noncontrolling interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners’ share of income is reflected as non-controlling interest in income of consolidated real estate partnership operations.
Certain prior period accounts have been reclassified to conform to the current period presentations. The reclassifications had no impact on prior year’s net loss or stockholders’ equity.

Note 3 — Significant Risks and Uncertainties
While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the valuations of real estate have had a significant adverse impact on the Corporation’s financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $72.0 million for the three months ended September 30, 2009 and a net loss of $134.9 million for the six months ended September 30, 2009. Stockholders’ equity decreased from $214.1 million or 4.06% of total assets at March 31, 2009 to $81.1 million or 1.75% of total assets at September 30, 2009. At September 30, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s Risk-based capital and Tier 1 capital ratios are considered below the target levels of the order to Cease and Desist dated June 26, 2009. However, the Bank’s Tier 1 capital is above the threshold to be adequately capitalized for regulatory purposes. The recent losses originate from a provision for loan losses of $131.3 million, for the six-month period ended September 30, 2009 along with an increase in nonaccrual loans which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be negatively impacted by the level of nonperforming assets and the Corporation expects additional losses for the remainder of the fiscal year.
Management of the Corporation has taken significant action in the credit area to limit any material adverse consequences. These efforts include the following:
1.	Realigned corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated:
•	Appointed a Chief Credit Risk Officer responsible for overseeing all aspects of corporate risk.

•	Created a Special Assets Group to properly assess potential shortfall exposure and to develop workout plans.
2.	Created and implemented a new loan risk rating system using qualitative metrics to proactively identify loans with potential risk so they could be properly classified and monitored.

3.	Implemented a new enhanced analysis approach to reevaluate all classified loans greater than $500,000, which resulted in the following action items:
•	Established standard discount rates applied to collateral types.

•	Identified all related entities associated with existing impaired loans to ensure that the impairment analysis represents a more accurate and thorough picture of the total borrowing relationship.

•	Changed the criteria for evaluating impaired loans using the collateral methodology for a more accurate assessment. Collateral is now evaluated on a loan by loan basis rather than from a total collateral pool perspective.

•	Determined the appropriate amount of the loan to be charged off versus to be put into a specific reserve.
4.	Incorporated policy improvements to further streamline and improve the timeliness of specific reserves taken for the allowance for loan and lease calculation:
•	Developed standard reserve percentage based on collateral type to replace the individual loan analysis for all relationships under $500,000, with the average reserve of that impaired pool now being used.

•	Loans identified as impaired are immediately downgraded and assigned a specific reserve based on collateral type as described in the previous point versus waiting until appraisal or other data is received.

•	Established a maximum period of 90 days for management to obtain all necessary information to complete the impairment analysis.
5.	Analyzed the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value above and beyond that anticipated in the individual impaired loan reviews and for which the appraisals are pending.

6.	Established an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology and develops an individual grade of the loan and relationship based on the new risk rating system.

7.	Proactive monitoring of matured and delinquent loans between 30 and 89 days delinquent.

8.	Review of a substantial portion of the performing (non-impaired) portfolio for performance issues. All relationships over $5 million have been reviewed with a completion date for reviews of all relationships of $1 to $5 million targeted for the middle of the third quarter of fiscal 2010.

9.	Determined that the amounts previously reported as non-performing and impaired improperly included loans for which loss was not probable. Non-performing loans, non-performing assets and impaired loans, and the related ratios, at March 31, 2009 have been adjusted as a result.
The Corporation and the Bank have consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Orders, which are further described in Note 17, place certain restrictions on the Corporation and the Bank.
Further, the Corporation is in violation of all financial covenants related to the Credit Agreement as described in Note 16. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
Note 4 — Investment Securities
The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At September 30, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$17,703	$456	$(42)	$18,117
Mutual funds	1,822	—	—	1,822
Other	4,810	107	(23)	4,894

	$24,335	$563	$(65)	$24,833

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$48,471	$501	$(53)	$48,919
Municipal Bonds	21,768	524	(59)	22,233
Mutual funds	1,797	—	—	1,797
Other	4,806	33	(104)	4,735

	$76,842	$1,058	$(216)	$77,684

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2009 and March 31, 2009.

	At September 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
US government and Federal Agency Obligations	$4,940	$(42)	$—	$—	$4,940	$(42)

Other	—	—	64	(23)	64	(23)

Total temporarily impaired securities	$4,940	$(42)	$64	$(23)	$5,004	$(65)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
US government and Federal Agency Obligations	$24,832	$(53)	$—	$—	$24,832	$(53)

Municipal Bonds	1,455	(59)	—	—	1,455	(59)

Other	151	(104)	—	—	151	(104)

Total temporarily impaired securities	$26,438	$(216)	$—	$—	$26,438	$(216)

The tables above represent two investment securities at September 30, 2009 compared to ten at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).
In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

Sales of investment securities available for sale are summarized below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Proceeds from sales	$13.1	$—	$19.4	$—

Gross gains on sales	0.3	—	0.4	—
Gross losses on sales	—	—	—	—

Net gain on sales	$0.3	$—	$0.4	$—

At September 30, 2009 and March 31, 2009, investment securities with a fair value of approximately $5.5 million and $46.3 million, respectively were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of investment securities by contractual maturity at September 30, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $7.0 million at September 30, 2009. Investment securities subject to twelve-month calls at September 30, 2009 are $500,000.

		After 1	After 5		Non-
		Year	Years		Maturity
	Within 1	through 5	through 10	Over Ten	Equity
	Year	Years	Years	Years	Investments	Total
			(Dollars in Thousands)
Available for Sale, at fair value:
U.S. government and Federal
Agency Obligations	$3,043	$10,134	$—	$4,940	$—	$18,117
Mutual fund	1,822	—	—	—	—	1,822
Other	3,599	25	—	1,164	106	4,894

Total Investment Securities	$8,464	$10,159	$—	$6,104	$106	$24,833

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

The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At September 30, 2009:
Available for Sale:
Agency CMOs and REMICs	$138,936	$2,225	$(31)	$141,130
Non-agency CMOs	103,324	161	(9,090)	94,395
Residential mortgage-backed securities	84,747	3,875	(32)	88,590
GNMA Securities	124,072	1,130	(140)	125,062

	$451,079	$7,391	$(9,293)	$449,177

Held to Maturity:
Residential mortgage-backed securities	$44	$1	$—	$45

	$44	$1	$—	$45

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At March 31, 2009:
Available for Sale:
Agency CMOs and REMICs	$142,692	$1,732	$(429)	$143,995
Non-agency CMOs	119,503	333	(12,309)	107,527
Residential mortgage-backed securities	97,562	3,221	(29)	100,754
GNMA Securities	54,753	417	(145)	55,025

	$414,510	$5,703	$(12,912)	$407,301

Held to Maturity:
Residential mortgage-backed securities	$50	$—	$—	$50

	$50	$—	$—	$50

The table below shows the Corporation’s mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and March 31, 2009.

	At September 30, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Agency CMO/REMICs	$10,494	$(31)	$—	$—	$10,494	$(31)

Non-Agency CMO’s	13,159	(810)	34,394	(2,155)	47,553	(2,965)

Residential Mortgage-backed securities	1,432	(32)	—	—	1,432	(32)

GNMA Securities	23,384	(140)	—	—	23,384	(140)

Total temporarily impaired securities	$48,469	$(1,013)	$34,394	$(2,155)	$82,863	$(3,168)

Other than temporarily impaired securities	$7,342	$(226)	$24,039	$(5,899)	31,381	(6,125)

Total temporary and other than temporarily impaired securities	$55,811	$(1,239)	$58,433	$(8,054)	$114,244	$(9,293)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Agency CMO/REMICs	$43,931	$(429)	$—	$—	$43,931	$(429)

Non-Agency CMO’s	33,715	(2,874)	34,265	(3,014)	67,980	(5,888)

Residential Mortgage-backed securities	3,892	(29)	—	—	3,892	(29)

GNMA Securities	24,049	(135)	1,803	(10)	25,852	(145)

	$105,587	$(3,467)	$36,068	$(3,024)	$141,655	$(6,491)

Other than temporarily impaired securities	$8,892	$(2,281)	$11,211	$(4,140)	20,103	(6,421)

Total temporary and other than temporarily impaired securities	$114,479	$(5,748)	$47,279	$(7,164)	$161,758	$(12,912)

The tables above represent 38 securities at September 30, 2009 and 72 securities at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent realized losses. Management evaluates securities for other-than-temporary impairment losses at least on a quarterly basis. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income.
The Corporation utilizes a discounted cash flow model to determine fair value, which is also used in the calculation of other-than-temporary impairments on non-agency CMOs. This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.
The significant inputs used for calculating the credit loss portion of the OTTI include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, estimated loan to value ratio at the valuation date, original credit support, current credit support, and weighted-averaged maturity. The discount rate utilized to establish the net present value of projected cash flows ranged from 6% to 17%, depending upon the characteristics and estimated performance of each security. Default rates were based on current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances of the loans as of September 1, 2009. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 0.25% to 11.7%. In establishing the fair value of the securities, a discount rate of 6% to 15% was utilized. There are no payments in kind allowed on these non-agency CMOs.
Based on the Corporation’s impairment testing as of September 30, 2009, thirteen non-agency CMOs with a fair value of $31.4 million and an adjusted cost of $37.5 million were other-than-temporarily impaired. The portion of the other-than-temporary impairment due to credit of $186,000 and $399,000 was included in earnings for the three- and six-month periods ending September 30, 2009, respectively.
On a cumulative basis, other-than-temporary impairments due to credit were $1.2 million. Total unrealized losses on these securities were $7.3 million. The difference between the total unrealized losses of $7.3 million and the credit loss of $1.2 million, or $6.1 million, was charged against other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs.
The following table summarizes the fair value of thirteen other-than-temporarily impaired non-agency CMOs by year of vintage, credit rating, and collateral loan type. This table also includes a breakout of OTTI between impairment due to credit loss and impairment due to other factors.

							Total OTTI	Total OTTI
	Year of Vintage						Related to	Related to
	Prior to 2005	2005	2006	2007	Total	Total OTTI	Credit Loss	Other Factors
	(in thousands)
Total Non-Agency CMOs Rating:
AAA	$—	$—	$3,951	$—	$7,610	$(225)	$(124)	$(101)
AA	—	—	—	2,789	7,814	(1,083)	(177)	(906)
A	1,515		—	—	3,347	(274)	(18)	(256)
BBB	1,392	3,104	—	—	—	(710)	(67)	(643)
BB and below	—	6,083	2,717	9,829	7,343	(5,036)	(817)	(4,219)

Total Non-Agency CMOs	$2,908	$9,187	$6,668	$12,618	$31,381	$(7,328)	$(1,203)	$(6,125)

Cumulative other-than-temporary impairments related to credit loss by year of vintage were $633,000 for 2007, $330,000 for 2006, $215,000 for 2005 and $25,000 prior to 2005.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for the three and six months ended September 30, 2009:

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009
Beginning balance of the amount of OTTI related to credit losses	$1,018	$805

The credit portion of other-than-temporary-impairment not previously recognized	79	83
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	107	316

Ending balance of the amount of OTTI related to credit losses	$1,203	$1,203

Sales of mortgage-related securities are summarized below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Proceeds from sales	$88.3	$—	$128.6	$—

Gross gains on sales	1.8	—	3.2	—
Gross losses on sales	—	—	—	—

Net gain on sales	$1.8	$—	$3.2	$—

At September 30, 2009 and March 31, 2009, mortgage-related securities available for sale with a fair value of approximately $354.1 million and $325.4 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of mortgage-related securities at September 30, 2009, by contractual maturity, is shown below. Given certain interest rate environments, some or all of these securities may be called by their issuers prior to the scheduled maturities. Maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalties.

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total
		(Dollars In Thousands)
Mortgage-related securities available for Sale, at fair value:
Agency CMOs and REMICs	$—	$—	$15,331	$125,799	$141,130
Non-agency CMOs	—	43	21,134	73,218	94,395
Residential Mortgage-backed securities	948	1,114	44,412	42,116	88,590
GNMA Secrurities	—	—	4,872	120,190	125,062

Total	$948	$1,157	$85,749	$361,323	$449,177

Held to Maturity, at fair value:
Residential Mortgage-backed securities	$—	$—	$45	$—	$45

Total	$—	$—	$45	$—	$45

Total Mortgage-related securities	$948	$1,157	$85,794	$361,323	$449,222

Held to Maturity, at cost:
Residential Mortgage-backed securities	$—	$—	$44	$—	$44

Note 6 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
First mortgage loans:
Single-family residential	$800,936	$843,482
Multi-family residential	615,453	662,483
Commercial real estate	903,553	1,020,981
Construction	191,946	267,375
Land	246,171	266,756

	2,758,059	3,061,077
Second mortgage loans	378,614	394,708
Education loans	351,220	358,784
Commercial business loans and leases	201,283	238,940
Credit card and other consumer loans	29,465	56,302

	3,718,641	4,109,811
Contras to loans:
Undisbursed loan proceeds*	(37,276)	(71,672)
Allowance for loan losses	(170,664)	(137,165)
Unearned loan fees	(4,161)	(4,441)
Net discount on loans purchased	(9)	(10)
Unearned interest	(67)	(84)

	(212,177)	(213,372)

	$3,506,464	$3,896,439

*	Undisbursed loan proceeds are funds to be disbursed upon an authorized draw request.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$139,455	$40,265	$137,165	$38,285
Provision	60,900	46,964	131,300	56,364
Charge-offs	(30,488)	(23,556)	(99,661)	(30,982)
Recoveries	797	941	1,860	947

Allowance at end of period	$170,664	$64,614	$170,664	$64,614

As of September 30, 2009, the Corporation had loans totaling $60.4 million that have an interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which include various assumptions, prove to be overstated and/or decline over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of September 30, 2009, $26.1 million of our impaired loans have an interest reserve.
At September 30, 2009, the Corporation has identified $415.1 million of loans as impaired. A loan is identified as impaired when, according to ASC 310-10-35, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans considered trouble debt restructurings (TDRs), all loans 90 days or more delinquent and loans less than 90 days delinquent and for which management has determined a loss is probable. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2009	2009	2008	2007
		(In Thousands)
Impaired loans with valuation reserve required	$170,395	$124,179	$52,866	$2,130
Impaired loans without a specific reserve	244,684	103,635	51,192	45,718

Total impaired loans	415,079	227,814	104,058	47,848
Less:
Specific valuation allowance	(35,356)	(30,799)	(17,639)	(517)

	$379,723	$197,015	$86,419	$47,331

Average impaired loans	$292,050	$194,923	$67,138	$26,458
Interest income recognized on impaired loans	$7,264	$9,484	$107	$44
Loans on nonaccrual status	$288,027	$166,354	$101,241	$47,040
Loans past due ninety days or more and still accruing	$—	$—	$—	$—
Troubled debt restructurings — nonaccrual	$127,052	$61,460	$400	$400
Troubled debt restructurings — accrual	$—	$—	$—	$—
Total impaired loans have increased $187.3 million since March 31, 2009. This increase is the result of certain steps taken by the Corporation in an effort to eliminate or limit any further material adverse consequences. See Note 3 — Significant Risks and Uncertainties for further discussion.
The Corporation is currently committed to lend approximately $12.0 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $12.0 million in committed funds all of it is applicable to nonaccrual loans at September 30, 2009.
The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout calendar year 2008 and 2009, as reflected in recently received appraisals. Currently, $283.9 million or approximately 55.2% of impaired loans secured by real estate have recent appraisals (i.e. within one year).

Note 7 — Other Intangible Assets
The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately 7 years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $4.4 million and $4.7 million at September 30, 2009 and March 31, 2009, respectively.
The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of September 30, 2009 and March 31, 2009.

	For the	For the
	Six Months Ended	Year Ended
	September 30,	March 31,
	2009	2009
	(In Thousands)
Balance at beginning of period	$4,725	$5,359
Amortization expense	(317)	(634)

Balance at end of period	$4,408	$4,725

	September 30,	March 31,
	2009	2009
	(In Thousands)
Gross carrying amount	$5,517	$5,517
Accumulated amortization	(1,109)	(792)

Net book value	$4,408	$4,725

The Corporation adopted ASC 860-50, “Transfers and Servicing” (ASC 860-50) as of April 1, 2006. ASC 860-50 changes the way the Corporation accounts for servicing assets and obligations associated with financial assets disposed of or acquired. Mortgage servicing rights (MSRs) are recorded when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value. The Corporation has chosen to use the amortization method to measure each class of separately recognized servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of income. Ancillary income is recorded in other non-interest income. The Corporation has defined two classes of MSRs to be accounted for under ASC 860-50 — residential (one to four family) and large multi-family/commercial real estate serviced for private investors.
The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtained a servicing asset when we delivered loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of these residential mortgage servicing rights is calculated by a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses individual strata within this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period. A strata is a group of servicing rights with similar terms and rates.
The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated by a discounted cash flow model based on market value assumptions at the time of origination at each reporting period.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 10 to 21 percent as well as total portfolio weighted average prepayment speeds of 13 to 15 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.
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

Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	10,087	142
Amortization	(4,623)	(362)

Mortgage servicing rights before valuation allowance at end of period	17,162	1,258
Valuation allowance	(2,407)	—

Net mortgage servicing rights as of March 31, 2009	$14,755	$1,258

Fair market value at the end of the period	$15,292	$1,662
Key assumptions:
Weighted average discount	11.14%	21.12%
Weighted average prepayment speed assumption	17.99%	24.39%

Mortgage servicing rights as of March 31, 2009	$17,162	$1,258
Additions	9,123	1
Amortization	(3,554)	(135)

Mortgage servicing rights before valuation allowance at end of period	22,731	1,124
Valuation allowance	(1,057)	—

Net mortgage servicing rights as of September 30, 2009	$21,674	$1,124

Fair market value at the end of the period	$21,954	$1,681
Key assumptions:
Weighted average discount	10.74%	20.83%
Weighted average prepayment speed assumption	13.56%	24.28%
The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of September 30, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
	(In Thousands)
Quarter ended September 30, 2009 (actual)	$1,434	$63	$158	$1,655

Estimate for the year ended March 31,
2010	$7,108	$270	$634	$8,012
2011	7,108	270	634	8,012
2012	7,108	270	634	8,012
2013	350	270	634	1,254
Thereafter	—	44	1,872	1,916

	$21,674	$1,124	$4,408	$27,206

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
The FHLB of Chicago filed an SEC form 10-Q on November 12, 2009 announcing its financial results for the third quarter of 2009. The FHLB of Chicago reported net loss of $150 million for third quarter of 2009, compared to net income of $33 million in the same period of the previous year. This $183 million decrease in net income was due to increases in other-than-temporary impairment charges of $160 million and a decrease in derivatives and hedging activities income of $132 million. These items were partially offset by an increase in net interest income of $91 million. The FHLB of Chicago is under a cease and desist order that restricts capital stock repurchases and redemptions. The FHLB of Chicago reported regulatory capital at September 30, 2009 of 5.16%, which was above its regulatory requirement of 4.76%. The FHLB of Chicago did not pay any dividends in 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of September 30, 2009. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Note 9 — Recent Accounting Pronouncements
In November 2007, the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 810-10 “Non-controlling Interest in Consolidated Financial Statements — an amendment to ASC 860-10” was issued. ASC 810-10 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation adopted ASC 810-10 on April 1, 2009 and the adoption did not have a significant impact on the Corporation’s financial statements.
On December 4, 2007, the FASB issued FASB ASC 805-10, “Business Combinations.” ASC 805-10 will significantly change the accounting for business combinations. Under ASC 805-10, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805-10 will change the accounting treatment for certain specific items, including:
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
ASC 805-10 also includes a substantial number of new disclosure requirements. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted ASC 805-10 on April 1, 2009 and did not have a significant impact on the Corporation’s financial statements.

The FASB issued ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” ASC 805-20 amends the guidance in ASC 805-10 to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 942-310-25, “Accounting for Contingencies,” and ASC 450-20, “Reasonable Estimation of the Amount of a Loss.” ASC 805-20 removes subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805-10 and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. ASC 805-20 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by ASC 942-310-25. ASC 805-20 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805-10. ASC 805-20 is effective for assets or liabilities arising from contingencies the Corporation acquires in business combinations occurring after January 1, 2009.
In February 2008, the FASB issued ASC 860-10 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” ASC 860-10 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under ASC 860-10, unless certain criteria are met, in which case the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under ASC 860-10. ASC 860-10 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 860-10 did not have a significant impact on the Corporation’s financial statements.
In June 2008, the FASB issued ASC 350-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 350-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 350-10 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of the fiscal year ended March 31, 2010. The Corporation has some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of ASC 350-10. As participating securities, the Corporation would be required to include these instruments in the calculation of earnings per share (EPS), and it will need to calculate EPS using the “two-class method.” The Corporation is currently evaluating the potential impact, if any, the adoption of ASC 350-10 could have on its calculation of EPS.
In April 2009, the FASB issued ASC 320-10 “Recognition and Presentation of Other-Than-Temporary Impairments.” ASC 320-10 amended the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009. The Corporation has early adopted ASC 320-10 as of January 1, 2009. The bank recognized in earnings $213,000 and $805,000 of credit related other-than-temporary impairments on its non-agency mortgage-related securities portfolio during the quarter ending September 30, 2009 and March 31, 2009, respectively.

In April 2009, FASB issued ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under ASC 820-10 “Fair Value Measurements.” ASC 820-10 is effective for interim and annual periods ending after June 15, 2009. The Corporation early adopted ASC 820-10 as of January 1, 2009. In April 2009, FASB also issued ASC 825-10 and ASC 270-10, “Interim Disclosures about Fair Value of Financial Instrument.” ASC 825-10 and ASC 270-10 require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 and ASC 270-10 were effective for the interim period ending June 30, 2009. Early adoption was permitted for periods ending after March 15, 2009. The Corporation has early adopted ASC 820-10 and ASC 270-10 for the period ending March 31, 2009. The disclosures required by ASC 820-10 and ASC 270-10 are included in the financial statements.
The FASB has issued FASB ASC 855-10, “Subsequent Events.” ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides:
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
ASC 855-10 became effective for the Corporation on June 30, 2009.
Topic 860 “Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10” amends ASC 860-10, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC 860-10 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. Management is currently evaluating the provisions of ASC 810-10 and their potential effect on its financial statements.
ASC 810-10, “Amendments to ASC 810-10, Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810-10 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. Management is currently evaluating the provisions of ASC 810-10 and their potential effect on its financial statements.

Note 10 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At September 30, 2009:
Tier 1 capital (to adjusted tangible assets)	$198,606	4.28%	$139,109	3.00%	$231,849	5.00%
Risk-based capital (to risk-based assets)	239,673	7.59	252,459	8.00	315,574	10.00
Tangible capital (to tangible assets)	198,606	4.28	69,555	1.50	N/A	N/A

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A
At September 30, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s Risk-based capital and Tier 1 capital ratios are considered below the target levels of the order to Cease and Desist dated June 26, 2009. However, the Bank’s Tier 1 capital is above the threshold to be adequately capitalized for regulatory purposes. The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
	(In Thousands)
Stockholders’ equity of the Bank	$201,577	$322,505
Less: Goodwill and intangible assets	(4,408)	(4,725)
Accumulated other comprehensive income	1,437	6,350

Tier 1 and tangible capital	198,606	324,130
Plus: Allowable general valuation allowances	41,067	46,550

Risk-based capital	$239,673	$370,680

Note 11 — Earnings Per Share
Basic earnings per share for the three and six months ended September 30, 2009 and 2008 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(75,207)	$(23,299)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,155	20,985
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,155	20,985

Basic earnings (loss) per common share	$(3.56)	$(1.11)

Diluted earnings (loss) per common share	$(3.56)	$(1.11)

	Six Months Ended September 30,
	2009	2008
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(141,355)	$(17,787)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,150	20,957
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,150	20,957

Basic earnings (loss) per common share	$(6.68)	$(0.85)

Diluted earnings (loss) per common share	$(6.68)	$(0.85)

At September 30, 2009, approximately 511,000 stock options and restricted stock grants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

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
Real Estate Investments: The Corporation’s non-banking subsidiary, IDI, invested in limited partnerships in real estate developments. Such developments included recreational residential developments. During the quarter ended September 30, 2009, IDI sold its interest in the limited partnerships as well as the golf course and resort, which included some developed lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.
The following represents reconciliations of reportable segment revenues, expenses and assets to the Corporation’s consolidated totals for the three and six months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30, 2009
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$18	$55,368	$(1)	$55,385
Interest expense	—	36,447	(1)	36,446

Net interest income	18	18,921	—	18,939
Provision for loan losses	—	60,900	—	60,900

Net interest loss after provision for loan losses	18	(41,979)	—	(41,961)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,482	—	—	1,482
Other income	—	9,376	—	9,376
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(2,208)	—	—	(2,208)
Non-controlling interest in income of real estate partnerships	(85)	—	—	(85)
Other expense	—	(38,583)	—	(38,583)

Loss before income taxes	(793)	(71,186)	—	(71,979)
Income tax expense	8	(8)	—	—

Net loss	$(801)	$(71,178)	$—	$(71,979)

Total assets at end of period	$7,651	$4,630,061	$—	$4,637,712

	Three Months Ended September 30, 2008
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$34	$64,267	$(313)	$63,988
Interest expense	291	34,056	(313)	34,034

Net interest income (loss)	(257)	30,211	—	29,954
Provision for loan losses	—	46,964	—	46,964

Net interest loss after provision for loan losses	(257)	(16,753)	—	(17,010)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,032	—	—	1,032
Other income	—	7,245	(30)	7,215
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(1,754)	—	30	(1,724)
Non-controlling interest in loss of real estate partnerships	13	—	—	13
Other expense	—	(28,443)	—	(28,443)

Loss before income taxes	(966)	(37,951)	—	(38,917)
Income tax benefit	(375)	(15,243)	—	(15,618)

Net loss	$(591)	$(22,708)	$—	$(23,299)

Total assets at end of period	$71,390	$4,856,684	$—	$4,928,074
Goodwill	$—	$72,181	$—	$72,181

	Six Months Ended September 30, 2009
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$36	$115,596	$(141)	$115,491
Interest expense	129	71,649	(141)	71,637

Net interest income (loss)	(93)	43,947	—	43,854
Provision for loan losses	—	131,300	—	131,300

Net interest income (loss) after provision for loan losses	(93)	(87,353)	—	(87,446)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	2,393	—	—	2,393
Other income	—	28,025	—	28,025
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(3,659)	—	—	(3,659)
Non-controlling interest in income of real estate partnerships	—	—	—	—
Other expense	—	(74,196)	—	(74,196)

Income (loss) before income taxes	(1,359)	(133,524)	—	(134,883)
Income tax (benefit) expense	8	(8)	—	—

Net income (loss)	$(1,367)	$(133,516)	$—	$(134,883)

Total assets at end of period	$7,651	$4,630,061	$—	$4,637,712

	Six Months Ended September 30, 2008
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$61	$135,087	$(652)	$134,496
Interest expense	602	71,171	(652)	71,121

Net interest income (loss)	(541)	63,916	—	63,375
Provision for loan losses	—	56,364	—	56,364

Net interest income (loss) after provision for loan losses	(541)	7,552	—	7,011
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	2,505	—	—	2,505
Other income	—	17,610	(59)	17,551
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(3,974)	—	59	(3,915)
Non-controlling interest in loss of real estate partnerships	52	—	—	52
Other expense	—	(53,043)	—	(53,043)

Income (loss) before income taxes	(1,958)	(27,881)	—	(29,839)
Income tax (benefit) expense	(739)	(11,313)	—	(12,052)

Net income (loss)	$(1,219)	$(16,568)	$—	$(17,787)

Total assets at end of period	$71,390	$4,856,684	$—	$4,928,074
Goodwill	$—	$72,181	$—	$72,181
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30,	March 31,
	2009	2009
Commitments to extend credit:	$14,709	$52,427
Unused lines of credit:
Home equity	142,792	144,662
Credit cards	36,226	37,602
Commercial	58,081	89,300
Letters of credit	17,709	20,694
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	23,463	23,527
Real estate investment segment borrowing guarantees unfunded	—	1,936

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
The real estate investment segment borrowing guarantees unfunded represented the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships, which are included in the consolidated financial statements. During the quarter ended September 30, 2009, IDI sold its interest in the majority of the real estate segment. As part of the transaction, IDI was released from its guarantees. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Corporation, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:
Cash and cash equivalents and accrued interest: The carrying amounts reported in the consolidated balance sheets approximate those assets’ and liabilities’ fair values.
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
Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2009 and March 31, 2009.
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	September 30, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$370,022	$370,022	$433,826	$433,826
Investment securities	24,833	24,833	77,684	77,684
Mortgage-related securities (available-for-sale and held-to-maturity)	449,221	449,222	407,351	407,351
Loans held for sale	28,904	28,904	161,964	161,964
Loans receivable	3,506,464	3,518,986	3,896,439	3,981,442
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	21,896	21,896	25,375	25,375

Financial liabilities:
Deposits	3,727,723	3,724,178	3,909,391	3,921,802
Other borrowed funds	759,479	751,752	1,078,392	1,079,556
Accrued interest payable—borrowings	5,092	5,092	2,833	2,833
Accrued interest payable—deposits	12,274	12,274	14,436	14,436
ASC 820-10 “Fair Value Measurements and Disclosures” (ASC 820-10) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. ASC 820-10 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued ASC 820-10-55, which delayed the effective date of ASC 820-10 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay was intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of ASC 820-10.
Effective January 1, 2009, the Corporation early adopted ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased when compared with normal activity for an asset or liability. Reduced activity is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. If the reporting entity concludes that the quoted prices are not determinative of fair value, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with ASC 820-10.
As defined in ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, the Corporation utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Corporation uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
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
The Corporation adopted the provisions of ASC 820-10 with respect to certain nonfinancial assets, such as other real estate owned effective April 1, 2009. The adoption did not have a material impact on the consolidated financial statements, but resulted in additional disclosures related to the fair value of nonfinancial assets.
The Corporation has identified available-for-sale securities, loans held for sale, foreclosed properties and repossessed assets, mortgage servicing rights and impaired loans with allocated reserves under ASC 820-10 as those items requiring disclosure under ASC 820-10.
Fair Value on a Recurring Basis
The following table presents the financial instruments carried at fair value as of September 30, 2009, by the valuation hierarchy (as described above) (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$24,833	$770	$24,063	$—
Mortgage-related securities available for sale	449,177	—	—	449,177
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009
	Mortgage-Related Securities	Mortgage-Related Securities
	Available for Sale	Available for Sale
Balance at beginning of period	$493,313	$407,301

Total gains (losses) (realized/unrealized)
Included in earnings	989	2,415
Included in other comprehensive income	3,089	5,308
Included in earnings as other than temporary impairment	(186)	(399)
Purchases	68,805	171,758
Securitization of mortgage loans held for sale to mortgage-related securities	—	48,878
Principal repayments	(28,510)	(57,439)
Sales	(88,323)	(128,645)
Transfers in and/or out of level 3	—	—

Balance at September 30, 2009	$449,177	$449,177

The purchases of securities classified as level 3 during the quarter ended September 30, 2009 included collateralized mortgage obligations (CMOs) and U.S. agency real estate mortgage investment conduits (REMICs).
A pricing service was used to value our investment securities and mortgage-related securities as of September 30, 2009. Mortgage-related securities were considered a level 3 due to the fact that they were in an illiquid (i.e. inactive) market. The Corporation utilized fair value estimates obtained from an independent pricing service as of September 30, 2009 for all corporate mortgage-related securities that were rated below triple-A by at least one major rating service as of the measurement date. These estimates were determined using a discounted cash flow model in accordance with the guidance provided in ASC 820-10-65. The significant inputs to the model include the estimated cash flows, prepayment speeds, default rates, loss severity and the discount rate.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the ASC 820-10 hierarchy as of September 30, 2009 (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$135,039	$—	$—	$135,039
Loans held for sale	181	—	181	—
Mortgage servicing rights	6,640	—	—	6,640
Foreclosed properties and repossessed assets	38,431	—	—	38,431
The Corporation does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.
Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value pursuant and is amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. Mortgage servicing rights are carried at the lower of cost or fair value.
Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed properties and repossessed assets, upon initial recognition, are estimated using Level 3 inputs based on appraisals adjusted for market discounts. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets.
Note 15 — Income Taxes
The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At September 30, 2009 and March 31, 2009, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $99.1 million at September 30, 2009 and $50.0 million at March 31, 2009 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.
The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At September 30,	At March 31,
	2009	2009	2008	2007
Deferred tax assets:
Allowances for loan losses	$72,628	$58,442	$15,081	$8,238
Other loss reserves	3,308	4,822	269	557
Federal NOL carryforwards	21,010	—	—	—
State NOL carryforwards	9,116	3,604	631	469
Unrealized gains/(losses)	548	2,695	(738)	389
Other	10,286	11,773	9,045	8,103

Total deferred tax assets	116,896	81,336	24,288	17,756
Valuation allowance	(99,112)	(49,981)	(997)	(1,321)

Adjusted deferred tax assets	17,784	31,355	23,291	16,435

Deferred tax liabilities:
FHLB stock dividends	(3,976)	(3,997)	(4,022)	(3,824)
Mortgage servicing rights	(8,867)	(6,094)	(4,888)	(2,441)
Purchase accounting	(3,253)	(3,348)	(4,713)	—
Other	(1,688)	(1,714)	(1,513)	(1,361)

Total deferred tax liabilities	(17,784)	(15,153)	(15,136)	(7,626)

Net deferred tax assets	$—	$16,202	$8,155	$8,809

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2005-2008 remain open to examination by certain other state jurisdictions.
Income tax benefit decreased $15.6 million or 100.0% and $12.1 million or 100.0%, during the three and six months ended September 30, 2009, respectively, as compared to the same periods in 2008. This decrease was due to the tax benefit from the net operating loss being offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three-and six-month periods ended September 30, 2009 due to a $25.8 million and $49.1 million valuation allowance charge in the respective periods. This rate compared to 40.1% and 40.4% for the same respective periods last year, which approximated a statutory tax rate.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009 and March 31, 2009, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 16 — Credit Agreement
Effective May 29, 2009 we entered into Amendment No. 4, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2010. The Corporation incurred an amendment fee of $3.5 million that is being amortized to interest expense.
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58.0 million (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%. Management is evaluating various equity raising alternatives to possibly reduce borrowings. These borrowings are shown in the Corporation’s financial statements as “other borrowed funds.”
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2009, the Corporation was not in compliance with all financial covenants contained in the Credit Agreement. The Agent has informed the Bank that it is in default of an obligation to make a payment of principal on the notes issued under the Credit Agreement, along with the violation of all covenants under the agreement. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
Note 17 — Regulatory Matters
On June 26, 2009, Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiary, Anchor Bank (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Company notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). This plan has been submitted. Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter.
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
The Orders also require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses. The Bank has completed these reviews.
At September 30, 2009, the Bank had a core capital ratio of 4.28 percent and a total risk-based capital ratio of 7.59 percent, each below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits to the March 31, 2009 Annual Report on Form 10-K.
Note 18 – Subsequent Events
On November 13, 2009, AnchorBank, fsb, a wholly owned subsidiary of the Corporation, entered into a definitive agreement for the sale of 11 AnchorBank branches in northwestern Wisconsin to Royal Credit Union of Eau Claire, WI. This transaction, which is subject to regulatory and other customary closing conditions, is expected to be completed in the first quarter of calender 2010. Under the terms of the agreement, Royal Credit Union will assume approximately $177 million in deposits and a proportionate amount in loans, real estate and other assets.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three and six months ended September 30, 2009, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the second quarter ended September 30, 2009 include:
•	Diluted earnings per common share decreased to $(3.56) for the quarter ended September 30, 2009 compared to $(1.11) per share for the quarter ended September 30, 2008, primarily due to a $13.9 million increase in the provision for loan losses and a $10.6 million increase in non-interest expense;

•	The interest rate spread decreased to 1.62% for the quarter ended September 30, 2009 compared to 2.59% for the quarter ended September 30, 2008;

•	Loans receivable decreased $523.0 million, or 12.9%, since March 31, 2009;

•	Deposits and accrued interest decreased $183.8 million, or 4.7%, since March 31, 2009;

•	Book value per common share was $(1.34) at September 30, 2009 compared to $4.81 at March 31, 2009 and $14.76 at September 30, 2008;

•	The Bank’s Risk-based capital and Tier 1 capital are undercapitalized per the target levels of the Order to Cease and Desist dated June 26, 2009. However, the Bank’s Tier 1 capital is considered adequately capitalized for regulatory purposes.

•	Total non-performing assets increased $173.1 million, or 61.7%, to $453.5 million at September 30, 2009 from $280.4 million at March 31, 2009, and total non-performing loans increased $187.3 million, or 82.2% to $415.1 million at September 30, 2009 from $227.8 million at March 31, 2009; and

•	Net loss from the real estate investment segment was $1.4 million and $1.2 million for the six months ended September 30, 2009 and 2008, respectively. These losses were mainly due to the sale of the remaining interest in the real estate developments as of September 30, 2009.

Selected quarterly data are set forth in the following tables.

		Three Months Ended
	9/30/2009	6/30/2009	3/31/2009	12/31/2008
(Dollars in thousands - except per share amounts)		(restated)

Operations Data:
Net interest income	$18,939	$24,915	$28,708	$32,707
Provision for loan losses	60,900	70,400	56,385	92,970
Net gain (loss) on sale of loans	1,062	11,403	7,858	(228)
Real estate investment partnership revenue	—	—	310	1,836
Other non-interest income	9,796	8,157	7,794	7,905
Real estate investment partnership cost of sales	—	—	545	1,191
Other non-interest expense	40,791	37,064	47,399	117,066
Non-controlling interest in income (loss) of real estate partnership operations	85	(85)	(246)	150
Loss before income taxes	(71,979)	(62,904)	(59,413)	(169,157)
Income taxes (benefit)	—	—	(16,147)	(1,899)
Net loss	(71,979)	(62,904)	(43,266)	(167,258)

Selected Financial Ratios (1):
Yield on earning assets	4.62%	4.80%	5.22%	5.69%
Cost of funds	3.00	2.79	2.72	2.81
Interest rate spread	1.62	2.01	2.50	2.88
Net interest margin	1.58	1.99	2.45	2.88
Return on average assets	(5.71)	(4.76)	(3.44)	(13.72)
Return on average equity	(222.48)	(126.04)	(79.64)	(242.66)
Average equity to average assets	2.57	3.77	4.32	5.66
Non-interest expense to average assets	3.23	2.80	3.81	9.70

Per Share:

Basic earnings (loss) per common share	$(3.56)	$(2.97)	$(2.05)	$(7.96)
Diluted earnings (loss) per common share	(3.56)	(2.97)	(2.05)	(7.96)
Dividends per common share	—	—	—	0.01
Book value per common share	(1.34)	1.92	4.81	6.80

Financial Condition:
Total assets	$4,637,712	$5,238,320	$5,273,055	$4,798,847
Loans receivable, net
Held for sale	28,904	115,340	161,964	32,139
Held for investment	3,506,464	3,641,708	3,896,439	3,948,065
Deposits and accrued interest	3,739,997	3,987,906	3,923,827	3,413,449
Other borrowed funds	759,479	1,041,049	1,078,392	1,152,112
Stockholders’ equity	81,075	151,422	213,721	146,662
Allowance for loan losses	170,664	139,455	137,165	122,571
Non-performing assets(2)	453,510	347,795	280,377	410,695

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, troubled debt restructurings performing less than twelve months under the modified terms and foreclosed properties and repossessed assets.

		Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2008	6/30/2008	3/31/2008	12/31/2007

Operations Data:
Net interest income	$29,954	$33,421	$35,066	$31,338
Provision for loan losses	46,964	9,400	10,393	7,792
Net gain on sale of loans	808	2,243	2,984	1,468
Real estate investment partnership revenue	—	—	457	1,012
Other non-interest income	7,439	9,566	10,121	9,430
Real estate investment partnership cost of sales	—	—	548	932
Other non-interest expense	30,167	26,791	29,249	24,180
Non-controlling interest in loss of real estate partnership operations	(13)	(39)	(43)	(81)
Income (loss) before income taxes	(38,917)	9,078	8,481	10,425
Income taxes (benefit)	(15,618)	3,566	2,838	4,096
Net income (loss)	(23,299)	5,512	5,643	6,329

Selected Financial Ratios (1):
Yield on earning assets	5.59%	6.05%	6.10%	6.68%
Cost of funds	3.00	3.22	3.31	4.01
Interest rate spread	2.59	2.83	2.79	2.67
Net interest margin	2.62	2.87	2.84	2.83
Return on average assets	(1.89)	0.44	0.43	0.54
Return on average equity	(27.69)	6.37	6.56	7.44
Average equity to average assets	6.84	6.93	6.55	7.31
Non-interest expense to average assets	2.45	2.15	2.27	2.16

Per Share:

Basic earnings (loss) per common share	$(1.11)	$0.26	$0.27	$0.30
Diluted earnings (loss) per common share	(1.11)	0.26	0.27	0.30
Dividends per common share	0.10	0.18	0.18	0.18
Book value per common share	14.76	16.00	16.17	15.98

Financial Condition:
Total assets	$4,928,074	$4,949,335	$5,149,557	$4,725,773
Loans receivable, net
Held for sale	4,099	6,619	9,669	6,170
Held for investment	4,069,369	4,129,075	4,202,833	3,941,891
Deposits and accrued interest	3,349,335	3,406,975	3,539,994	3,145,551
Other borrowed funds	1,210,562	1,147,329	1,206,761	1,150,914
Stockholders’ equity	317,501	343,599	345,116	341,084
Allowance for loan losses	64,614	40,265	38,285	28,761
Non-performing assets(2)	184,754	147,036	112,305	87,002

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, troubled debt restructurings performing less than twelve months under the modified terms and foreclosed properties and repossessed assets.

Critical Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss). If a security is impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter.

•	The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The allowance is comprised of both a specific and general component. Specific allowances are provided on impaired loans pursuant to ASC 310-10-35. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors pursuant to ASC 450-2 “Loss Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance we have segregated the loan portfolio by collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each collateral type, we compute a historical factor. In determining the appropriate period of activity to use in computing the historical factor we look at trends in quarterly net charge-off ratios. It is our intention to utilize a period of activity that we believe to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.

In addition to the historical factor, we consider the impact of the following qualitative factors: changes in lending policies, procedures and practices, economic and industry trends and conditions, experience, ability and depth of lending management, level of and trends in past dues and delinquent loans, changes in the quality of the loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in credit concentrations, and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, we compare the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical factor in a directionally consistent manner with changes in the qualitative factor. For example, current property values in many of our markets have declined when compared to the prior three years. This would indicate to us that the severity of losses may be greater than in the past. Accordingly, we increased the historical factor to account for this. We will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in our portfolio.

Specific allowances are determined as a result of our loan review process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral less selling costs or a discounted cash flow analysis as a determinant of fair value. If fair value exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than fair value a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.

We consider the allowance for loan losses at September 30, 2009 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

•	Valuation of mortgage servicing rights with servicing retained. Mortgage servicing rights are established on loans that are originated and subsequently sold. A portion of the loan’s book basis is allocated to mortgage servicing rights when a loan is sold with servicing retained. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market participant assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

•	The Corporation accounts for federal income taxes in accordance with the provisions of ASC 740-10-25, “Income Taxes.” Pursuant to the provisions of ASC 740-10-25, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.

RESULTS OF OPERATIONS
General. Net income for the three and six months ended September 30, 2009 decreased $48.7 million or 2,089.4% to a net loss of $72.0 million from a net loss of $23.3 million and decreased $117.1 million or 6,583.2% to a net loss of $134.9 million from a net loss of $17.8 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $13.9 million, a decrease in net interest income of $11.0 million and an increase in non-interest expense of $10.6 million, which were partially offset by an increase in non-interest income of $2.6 million and a decrease in income tax expense of $15.6 million. The decrease in net income for the six-month period compared to the same period last year was largely due to an increase in provision for loan losses of $74.9 million, an increase in non-interest expense of $20.9 million and a decrease in net interest income of $19.5 million, which were partially offset by a decrease in income tax expense of $12.1 million and an increase in non-interest income of $10.4 million. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.
Net Interest Income. Net interest income decreased $11.0 million or 36.8% and $19.5 million or 30.8% for the three and six months ended September 30, 2009, respectively, as compared to the same respective periods in the prior year. Interest income decreased $8.6 million or 13.4% for the three months ended September 30, 2009 as compared to the same period in the prior year. Interest expense increased $2.4 million or 7.1% for the three months ended September 30, 2009 as compared to the same period in the prior year. Interest income decreased $19.0 million or 14.1% for the six months ended September 30, 2009 as compared to the same period in the prior year. Interest expense increased $516,000 or 0.7% for the six months ended September 30, 2009 as compared to the same period in the prior year. The net interest margin decreased to 1.58% for the three-month period ended September 30, 2009 from 2.62% for the three-month period in the prior year and decreased to 1.79% for the six-month period ended September 30, 2009 from 2.74% for the same period in the prior year. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 5.59% to 4.62% during the three months ended September 30, 2009 and 2008, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of interest income on nonaccrual loans as well as the decline in interest rates. The interest rate spread decreased to 1.62% from 2.59% for the three-month period and decreased to 1.82% from 2.71% for the six-month period ended September 30, 2009 as compared to the same respective periods in the prior year.
Interest income on loans decreased $9.9 million or 16.7% and $21.8 million or 17.4%, for the three and six months ended September 30, 2009, as compared to the same respective periods in the prior year. These decreases were primarily attributable to a decrease of 32 basis points in the average yield on loans to 5.44% from 5.76% for the three-month period and a decrease of 61 basis points to 5.42% from 6.03% for the six month period. The decrease in the yield on loans was due to the level of loans on nonaccrual status as well as a modest decline in rates on loans. In addition, the average balances of loans decreased $480.9 million in the three months and decreased $339.6 million in the six months ended September 30, 2009, respectively, as compared to the same periods in the prior year.
Interest income on mortgage-related securities increased $1.5 million or 40.3% and increased $3.4 million or 46.2% for the three- and six-month periods ended September 30, 2009, as compared to the same respective periods in the prior year, primarily due to an increase of $191.9 million in the three-month average balance and an increase of $168.3 million in the six-month average balance of mortgage-related securities. The increase in the average balance of mortgage-related securities is due to the purchase of securities (all of which were rated AAA) at a significant discount. This increase was offset by a decrease of 96 basis points in the average yield on mortgage-related securities to 4.47% from 5.43% for the three-month period and a decrease of 52 basis points in the average yield on mortgage-related securities to 4.87% from 5.39% for the six-month period. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $481,000 or 61.7% and $811,000 or 51.3%, respectively, for the three- and six-month periods ended September 30, 2009 as compared to the same respective periods in the prior year. The decreases for the three- and six-month periods were due to a decrease in the average balances. Interest income on interest-bearing deposits increased $290,000 and $231,000, respectively, for the three and six months ended September 30, 2009 as compared to the same respective periods in 2008, primarily due to decreases in the average yields for the three- and six-month periods offset by an increase in the average balances.
Interest expense on deposits decreased $858,000 or 3.6% and decreased $3.6 million or 7.0%, respectively, for the three and six months ended September 30, 2009, as compared to the same respective periods in 2008. These decreases were primarily attributable to a decrease of 45 basis points in the weighted average cost of deposits to

2.38% from 2.83% and a decrease of 57 basis points in the weighted average cost of deposits to 2.40% from 2.97% for the three and six months ended September 30, 2009, respectively, as compared to the same respective periods in the prior year, partially offset by an increase in the average balance of deposits and accrued interest of $496.7 million and $504.7 million for the respective three- and six-month periods. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on other borrowed funds increased $3.3 million or 32.3% and $4.1 million or 20.0%, respectively, during the three and six months ended September 30, 2009, as compared to the same respective periods in the prior year. The weighted average cost of other borrowed funds increased 194 basis points to 5.40% from 3.46% for the three-month period and increased 124 basis points to 4.76% from 3.52% for the six-month period ended September 30, 2009, respectively, as compared to the same respective periods last year due to the fact that borrowings were prepaid and a prepayment fee was incurred. For the three- and six-month periods ended September 30, 2009, the average balance of other borrowed funds decreased $177.8 million and $130.2 million, respectively, as compared to the same respective periods in 2008.
Provision for Loan Losses. Provision for loan losses increased $13.9 million or 29.7% for the three-month period and increased $74.9 million or 133.0% for the six-month period ended September 30, 2009, as compared to the same respective periods last year. Management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. Management continues to evaluate and monitor the individual borrowers and underlying collateral as it relates to the current economic conditions. Due to recent increased charge-offs, declines in real estate values, the amounts of delinquent loans, non-accrual loans (as discussed under “Asset Quality” below), impaired loans and an increase in loans moved to REO, management determined that increased provisions for loan losses were appropriate to reflect the risks inherent in the various lending portfolios during the current period. In addition, management has evaluated collateral discount factors to ensure that standardized rates are being used as well as enacted an enhanced risk-rating system for loan evaluations. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,710,901	$37,162	5.48%	$3,111,614	$44,830	5.76%
Consumer loans	751,664	9,583	5.10	752,792	10,966	5.83
Commercial business loans	181,521	2,806	6.18	260,596	3,654	5.61

Total loans receivable (2) (3)	3,644,086	49,551	5.44	4,125,002	59,450	5.76
Mortgage-related securities (4)	463,343	5,174	4.47	271,445	3,687	5.43
Investment securities (4)	38,545	299	3.10	105,206	780	2.97
Interest-bearing deposits	589,944	361	0.24	20,845	71	1.36
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,790,747	55,385	4.62	4,577,327	63,988	5.59
Non-interest-earning assets	253,509			343,151

Total assets	$5,044,256			$4,920,478

Interest-Bearing Liabilities
Demand deposits	$946,206	1,337	0.57	$1,064,336	2,811	1.06
Regular passbook savings	247,344	181	0.29	238,704	283	0.47
Certificates of deposit	2,677,319	21,522	3.22	2,071,132	20,804	4.02

Total deposits and accrued interest	3,870,869	23,040	2.38	3,374,172	23,898	2.83
Other borrowed funds	992,841	13,406	5.40	1,170,592	10,136	3.46

Total interest-bearing liabilities	4,863,710	36,446	3.00	4,544,764	34,034	3.00

Non-interest-bearing liabilities	51,132			39,179

Total liabilities	4,914,842			4,583,943
Stockholders’ equity	129,414			336,535

Total liabilities and stockholders’ equity	$5,044,256			$4,920,478

Net interest income/interest rate spread (5)		$18,939	1.62%		$29,954	2.59%

Net interest-earning assets	$(72,963)			$32,563

Net interest margin (6)			1.58%			2.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,840,976	$77,351	5.45%	$3,149,094	$94,443	6.00%
Consumer loans	777,095	20,329	5.23	740,819	23,115	6.24
Commercial business loans	195,663	5,661	5.79	263,421	7,603	5.77

Total loans receivable (2) (3)	3,813,734	103,341	5.42	4,153,334	125,161	6.03
Mortgage-related securities (4)	441,087	10,750	4.87	272,768	7,355	5.39
Investment securities (4)	52,670	770	2.92	97,315	1,581	3.25
Interest-bearing deposits	536,895	630	0.23	41,380	399	1.93
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,899,215	115,491	4.71	4,619,626	134,496	5.82
Non-interest-earning assets	268,821			336,863

Total assets	$5,168,036			$4,956,489

Interest-Bearing Liabilities
Demand deposits	$945,169	2,703	0.57	$1,080,116	6,070	1.12
Regular passbook savings	243,794	347	0.28	233,444	549	0.47
Certificates of deposit	2,734,413	44,123	3.23	2,105,141	44,121	4.19

Total deposits and accrued interest	3,923,376	47,173	2.40	3,418,701	50,740	2.97
Other borrowed funds	1,027,005	24,464	4.76	1,157,177	20,381	3.52

Total interest-bearing liabilities	4,950,381	71,637	2.89	4,575,878	71,121	3.11

Non-interest-bearing liabilities	51,256			39,740

Total liabilities	5,001,637			4,615,618
Stockholders’ equity	166,399			340,871

Total liabilities and stockholders’ equity	$5,168,036			$4,956,489

Net interest income/interest rate spread (5)		$43,854	1.82%		$63,375	2.71%

Net interest-earning assets	$(51,166)			$43,748

Net interest margin (6)			1.79%			2.74%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income increased $2.7 million or 31.7% to $10.9 million and increased $10.3 million or 51.7% to $30.4 million for the three and six months ended September 30, 2009, respectively, as compared to $8.2 million and $20.1 million for the same respective periods in 2008. The increase for the three-month period ended September 30, 2009 was primarily due to the increase net gain on investments and mortgage-related securities of $4.0 million as a result of the gain on sale of agency securities. In addition, other revenue from real estate partnership operations increased $450,000, net gain on sale of loans increased $254,000 and service charges on deposits increased $12,000. These increases were partially offset by a decrease in other non-interest income of $749,000 mainly due to a decline in fee income from loans, a decrease in loan servicing income of $745,000 due to increased amortization of mortgage servicing rights, a decrease in investment and insurance commissions of $275,000, an increase in net impairment losses recognized in earnings of $186,000 and a decrease in credit enhancement income of $160,000 for the three-month period ended September 30, 2009, as compared to the same respective period in the prior year. The increase for the six-month period ended September 30, 2009 was primarily due to the increase in net gain on sale of loans of $9.4 million due to an increase in refinancing activity. In addition, net gain on investments and mortgage-related securities increased $5.5 million as a result of the gain on sale of agency securities. These increases were partially offset by a decrease in loan servicing income of $2.1 million due to increased amortization of mortgage servicing rights, a decrease in other non-interest income of $1.1 million mainly due to a decline in fee income from loans, a decrease in investment and insurance commissions of $652,000 due to a decline in mortgage and credit life commission income, an increase in net impairment losses recognized in earnings of $399,000, a decrease in credit enhancement income of $200,000, a decrease in other revenue from real estate partnership operations of $112,000 and a decrease in service charges on deposits of $18,000 for the six-month period ended September 30, 2009, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense increased $10.6 million or 35.2% to $40.8 million and increased $20.9 million or 36.7% to $77.9 million for the three and six months ended September 30, 2009, respectively, as compared to $30.2 million and $57.0 million for the same respective periods in 2008. The increase for the three-month period was primarily the result of the increase in net expense from REO operations of $5.3 million due to additional write downs and the increase in other non-interest expense of $4.4 million primarily due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices. In addition, federal insurance premiums increased $1.2 million mainly due to a special assessment, other expense from real estate partnership operations increased $484,000, occupancy expense increased $90,000 and furniture and equipment expense increased $25,000. These increases were partially offset by a decrease in compensation expense of $639,000 mainly due to a decline in benefits expense, a decrease in data processing expense of $134,000, a decrease in marketing expense of $99,000 and a recovery of mortgage servicing rights impairment of $6,000 for the three months ended September 30, 2009 as compared to the same period in the prior year. The increase for the six-month period was primarily the result of an increase in net expense from REO operations of $9.0 million due to additional write downs as well as an increase in other non-interest expense of $5.1 million due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices. In addition, federal insurance premiums increased $4.6 million mainly due to a special assessment, the impairment of foreclosure cost advances increased in the amount of $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable, compensation expense increased $344,000 mainly due to increased mortgage incentives and occupancy expense increased $87,000. These increases were partially offset by a recovery of mortgage servicing rights impairment of $1.4 million due to the fact that estimated prepayment speeds were reduced as the result of rising interest rates and less refinancing activity, a decrease in marketing expense of $312,000, a decrease in other expense from real estate partnership operations of $256,000, a decrease in furniture and equipment expense of $51,000 and a decrease in data processing expense of $14,000 for the six months ended September 30, 2009 as compared to the same period in the prior year.
Income Taxes. The Corporation adopted the provisions of ASC 740-10-25, “Income Taxes” on April 1, 2007. As a result of the implementation of ASC 740-10-25, there were no adjustments in the liability for unrecognized income tax benefits.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2005-2008 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.

Income tax expense decreased $15.6 million or 100.0% and decreased $12.1 million or 100.0% during the three and six months ended September 30, 2009, as compared to the same respective periods in 2008. This decrease was due to the tax benefit from the net operating loss being offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three and six month periods ended September 30, 2009 due to the $25.8 million and $49.1 million valuation allowance charge in each respective period. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position. This rate compared to 40.1% and 40.4% for the same respective period last year, which approximated a statutory tax rate.
FINANCIAL CONDITION
During the six months ended September 30, 2009, the Corporation’s assets decreased by $635.3 million from $5.27 billion at March 31, 2009 to $4.64 billion at September 30, 2009. The majority of this decrease was attributable to a decrease of $523.0 million in loans receivable, a decrease of $63.8 million cash and cash equivalents as well as a decrease of $52.9 million in investment securities available for sale, which were partially offset by a $41.9 million increase in mortgage-related securities available for sale.
Total loans (including loans held for sale) decreased $523.0 million during the six months ended September 30, 2009. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank of $935.0 million, (ii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $504.1 million, (iii) the securitization of mortgage loans to agency mortgage-backed securities of $48.9 million, (iv) transfer to foreclosed properties and repossessed assets of $12.4 million and (v) originations, refinances and purchases of $977.5 million.
Mortgage-related securities (both available for sale and held to maturity) increased $41.9 million during the six months ended September 30, 2009 as a result of purchases of $171.8 million, the securitization of mortgage loans to agency mortgage-backed securities of $48.9 million and market value adjustments of $4.1 million, which were partially offset by sales of $125.5 million and principal repayments of $57.4 million in this period. Mortgage-related securities consisted of $116.3 million of mortgage-backed securities and $332.9 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at September 30, 2009.
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
Investment securities decreased $52.9 million during the six months ended September 30, 2009 as a result of sales, maturities, amortization and market value adjustments of $66.4 million of U.S. Government and agency securities, which were partially offset by purchases of $13.5 million of such securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the six months ended September 30, 2009. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC form 10-Q on November 12, 2009 announcing its financial results for the third quarter of 2009. The FHLB of Chicago reported net loss of $150 million for third quarter of 2009, compared to net income of $33 million in the same period of the previous year. This $183 million decrease in net income was due to increases in other-than-temporary impairment charges of $160 million and a decrease in derivatives and hedging activities income of $132 million. These items were partially offset by an increase in net interest income of $91 million. The FHLB of Chicago is under a cease and desist order that restricts capital stock repurchases and redemptions. The FHLB of Chicago reported regulatory capital at September 30, 2009 of 5.16%, which was above its regulatory requirement of 4.76%. The FHLB of Chicago did not pay any dividends in 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of September 30, 2009. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Foreclosed properties and repossessed assets decreased $14.2 million to $38.4 million at September 30, 2009 from $52.6 million at March 31, 2009 due to (i) sales of $17.1 million and (ii) additional reserves placed on various properties of $9.4 million. These decreases were partially offset by (i) transfers in of $12.4 million.
Deferred tax asset decreased $16.2 million to zero at September 30, 2009 from $16.2 million at March 31, 2009 due to the recognition of all available recoverable income taxes as a result of the net loss for the period. An allowance of $49.1 million was placed on the deferred tax asset during the six months ended September 30, 2009. The valuation allowance is necessary since there is only a potential for recovery of the deferred asset valuation allowance if the Corporation has taxable income in future years.
Total liabilities decreased $502.3 million during the six months ended September 30, 2009. This decrease was largely due to a $318.9 million decrease in other borrowed funds and a $183.8 million decrease in deposits and accrued interest which were partially offset by a $457,000 increase in other liabilities. Brokered deposits totaled $274.4 million or approximately 7.3% of total deposits at September 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $133.0 million during the six months ended September 30, 2009 as a net result of (i) comprehensive loss of $129.9 million, (ii) accrual of dividends on preferred stock of $2.8 million and (iii) tax benefit from stock-related compensation of $10,000. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $33,000.

ASSET QUALITY
The composition of non-performing loans is summarized as follows for the dates indicated:

	September 30, 2009			March 31, 2009
	Non-		Percent of	Non-		Percent of
	Performing	%	Total Loans	Performing	%	Total Loans
	(Dollars in Thousands)
Single-family residential	$58,100	14.0%	1.56%	$31,868	14.0%	0.78%
Multi-family residential	63,930	15.4%	1.72%	50,090	22.0%	1.22%
Commercial real estate	131,228	31.6%	3.53%	56,972	25.0%	1.39%
Construction and land	133,073	32.1%	3.58%	70,536	31.0%	1.72%
Consumer	5,395	1.3%	0.15%	3,525	1.5%	0.09%
Commercial business	23,353	5.6%	0.63%	14,823	6.5%	0.36%

Total Non-Performing Loans	$415,079	100.0%	11.16%	$227,814	100.0%	5.54%

The composition of non-performing assets is summarized as follows for the dates indicated:

	At September 30,	At March 31,
	2009	2009
	(Dollars in thousands)
Total non-accrual loans	$288,027	$166,354
Troubled debt restructurings — non-accrual (2)	127,052	61,460
Troubled debt restructurings — accrual (3)	—	—
Other real estate owned (OREO)	38,431	52,563

Total non-performing assets	$453,510	$280,377

Total non-performing loans to total loans (1)	11.16%	5.54%
Total non-performing assets to total assets	9.78	5.32
Allowance for loan losses to total loans (1)	4.59	3.34
Allowance for loan losses to total non-performing loans	41.12	60.21
Allowance for loan and foreclosure losses to total non-performing assets	40.11	52.08

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent loans that were modified in a troubled debt restructuring less than six months prior to the period end date.

(3)	Troubled debt restructurings — accrual represent loans that were modified in a troubled debt restructuring and have been performing in accordance with the modified terms for more than six months but less than twelve months.
Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and troubled debt restructurings performing less than twelve months under the modified terms) increased $187.3 million during the six months ended September 30, 2009. Non-performing assets increased $173.1 million to $453.5 million at September 30, 2009 from $280.4 million at March 31, 2009 and increased as a percentage of total assets to 9.78% from 5.32% at such dates, respectively. The increase in non-performing loans at September 30, 2009 was the result of an increase of $74.3 million in non-performing commercial real estate, $62.5 million in non-performing construction and land loans, $26.2 million in non-

performing single-family residential loans, $13.8 million in non-performing multi-family loans, $8.5 million in non-performing commercial business loans and $1.9 million in non-performing consumer loans.
With only a few exceptions, loans modified in a troubled debt restructuring remain on non-accrual status for a period of at least six months. If after six months, or a period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a troubled debt restructuring and non-performing loan. If after a year the borrower continues to make payments in accordance with the modified loan terms the designations as a troubled debt restructuring and non-performing are removed.
The increase in loans considered troubled debt restructurings of $65.6 million to $127.1 million at September 30, 2009 from $61.5 million at March 31, 2009 is a result of continued efforts by the Corporation to work with their borrowers experiencing financial difficulties. At September 30, 2009 there have been few opportunities to remove a loan from troubled debt restructuring status since the required twelve month timeframe has not passed. As time passes and borrowers continue to perform in accordance with the modified loan terms, we expect a portion of this balance to be returned to performing status.
Beginning late in the first quarter of fiscal 2010, management began significant efforts in the credit area to obtain a thorough understanding of the risk within the loan portfolio and to take action to eliminate or limit any further material adverse consequences. These efforts include the following:
1.	Realigned the corporate structure to ensure that credit risk is adequately and appropriately identified, mitigated and where possible, eliminated. This realignment included the appointment of a Chief Credit Risk Officer and creation of a Special Assets Group to properly assess potential shortfall exposure and to develop workout plans.

2.	Created and implemented a new loan risk rating system using qualitative metrics to proactively identify loans with potential risk so they could be properly classified and monitored.

3.	Re-evaluated all classified loans greater than $500,000. This resulted in the following action items:
a.	Established standard discount rates for various collateral types.

b.	Identified all related entities associated with the existing impaired loans to ensure that the impairment analysis represents a more accurate and thorough picture of the total borrowing relationship. This resulted in an increase of $2.6 million in specific reserves.

c.	Changed the evaluation of impairment when collateral is the primary source of repayment so that collateral is now evaluated on a loan by loan basis rather than from a total collateral pool for the relationship.

d.	Refined the determination of the bifurcation of the collateral shortfall between specific reserve and charge off.
4.	Incorporated the following policy improvements to further streamline and improve the timeliness of reserves taken in the ALLL calculation:
a.	Developed a standard reserve percentage based on collateral type to replace the individual loan analysis for all relationships under $500,000, with the average reserve of the impaired pool of that collateral type greater than $500,000 now being used as the proxy. This resulted in an increase in the ALLL of $1.4 million.

b.	Loans identified as impaired are immediately downgraded with the standard impairment for its collateral type determined as described in item 4a above, versus waiting until appraisal or other date is received to perform an analyses. This resulted in an additional $6.3 million of specific reserves.

c.	Established a maximum period of 90 days for management to obtain all necessary information and complete a specific impairment analysis.

5.	Analyzed the population of recent appraisals received and developed a specific reserve amount ($7.1 million at September 30, 2009) to capture the probable deterioration in collateral value on loans with appraisals pending above and beyond that already incorporated into the individual impaired loan reviews.

6.	Established an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology and develops an individual grade of the loan and relationship based on the new risk rating system.

7.	Proactive monitoring of matured and delinquent loans between 30 and 89 days delinquent.

8.	Reviewed approximately 75 percent of the performing (non-impaired) portfolio for performance issues. All relationships over $5 million have been reviewed with a completion date for reviews of all relationships of $1 to $5 million targeted for the middle of the third quarter of fiscal 2010.

9.	Determined that the amounts previously reported as non-performing and impaired improperly included loans for which loss was not probable. Non-performing loans, non-performing assets and impaired loans, and the related ratios, at March 31, 2009 have been adjusted as a result.
In addition to the amounts specifically identified above, these efforts resulted in $19.7 million of additional specific reserves on impaired loans with no previous reserve and $15.4 million of charge-offs that had not previously been reserved for.
We believe that as a result of these efforts we have a better understanding of the non-performing loans and related probable and inherent losses within the loan portfolio, which resulted in an increase in non-performing loans, and has been considered in the determination of the ALLL at September 30, 2009 and the provision for loan losses for the six months ended September 30, 2009. While no assurances can be given as to whether significant increases in the level of non-performing loans and the ALLL through additional provisions for loan losses will be required in the future, we believe the magnitude of the increase in non-performing loans and in the level of non-performing loans and the provisions that were taken in fiscal 2009 and for the six months ended September 30, 2009 are a result of our efforts described above and are not indicative of a trend for the future.
Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) decreased $14.2 million during the six months ended September 30, 2009. Properties included in OREO at September 30, 2009 with a recorded balance in excess of $1 million are listed below:

				Most
		Recorded	Date	Recent
		Balance	Placed in	Appraisal
Description	Location	(in millions)	OREO	Date
		(Restated)
Construction company/equipment	Southern Wisconsin	$2.9	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	5.2	12/31/2008	11/1/2008
Partially constructed condominium project	Central Wisconsin	12.7	3/31/2009	1/1/2006
Property secured by CBRF	Northeast Wisconsin	4.2	12/31/2008	3/1/2009
Several single family properties	Minnesota	5.0	9/16/2008	6/1/2007
Commercial building	Southern Wisconsin	1.3	4/27/2009	7/11/2008
Commercial building	Southern Wisconsin	1.2	9/30/2009	8/10/2009
Commercial building	Central Wisconsin	1.0	8/31/2009	2/26/2009
Other properties individually less than $1 million		16.1
Valuation allowance on OREO		(11.2)

		$38.4

Some properties were transferred to OREO at a value that was based upon a discounted cash flow of the property upon completion of the project. The appraisal received at the time the loan was made is no longer considered applicable.
On a quarterly basis, the Corporation reviews its list prices of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis by brokers. The valuation allowance on OREO is due to the slow real estate market.
At September 30, 2009, the Corporation had $415.1 million of impaired loans. At March 31, 2009, impaired loans were $227.8 million. Total impaired loans have increased $187.3 million since March 31, 2009 as a result of the significant efforts of management in the credit area as previously discussed. The timing of the identification of impaired loans was accelerated as a result of the efforts previously discussed. A loan is defined as impaired in the accounting guidance when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans considered trouble debt restructurings (TDRs), all loans 90 days or more delinquent, matured loans and loans less than 90 days delinquent and for which management has determined a loss is probable. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2009	2009	2008	2007
		(In Thousands)
Impaired loans with valuation reserve required	$170,395	$124,179	$52,866	$2,130

Impaired loans without a specific reserve	244,684	103,635	51,192	45,718

Total impaired loans	415,079	227,814	104,058	47,848

Less:
Specific valuation allowance	(35,356)	(30,799)	(17,639)	(517)

	$379,723	$197,015	$86,419	$47,331

Average impaired loans	$292,050	$194,923	$67,138	$26,458

Interest income recognized on impaired loans	$7,264	$9,484	$107	$44

Loans on nonaccrual status	$288,027	$166,354	$101,241	$47,040

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Troubled debt restructurings — nonaccrual	$127,052	$61,460	$400	$400

Troubled debt restructurings — accrual	$—	$—	$—	$—

The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At September 30,	At March 31,
	2009	2009	2008	2007
		(In Thousands)
30 to 59 days	$46,007	$57,746	$66,617	$12,776
60 to 89 days	11,817	20,927	12,928	5,414

Total	$57,824	$78,673	$79,545	$18,190

Delinquent loans decreased $20.9 million to $57.8 million at September 30, 2009 from $78.7 million at March 31, 2009 as a result of increased monitoring and loss mitigation efforts.
The Corporation’s loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. See the discussion on the allowance for loan losses under the Significant Accounting Policies section for a discussion of our methodology. Foreclosed properties are recorded at fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to foreclosed property. Subsequent decreases in the valuation of foreclosed properties are recorded as a valuation allowance on the foreclosed property with a corresponding charge to expense. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Dollars In Thousands)
Allowance at beginning of period	$139,455	$40,265	$137,165	$38,285
Charge-offs:
Construction	(10,480)	(1,023)	(25,792)	(1,320)
Mortgage	(14,268)	(10,549)	(53,720)	(15,468)
Consumer	(559)	(214)	(1,235)	(480)
Commercial business	(5,181)	(11,770)	(18,914)	(13,714)

Total charge-offs	(30,488)	(23,556)	(99,661)	(30,982)
Recoveries:
Mortgage	651	590	876	590
Consumer	8	4	25	10
Commercial business	138	347	959	347

Total recoveries	797	941	1,860	947

Net (charge-offs) recoveries	(29,691)	(22,615)	(97,801)	(30,035)
Provision for loan losses	60,900	46,964	131,300	56,364

Allowance at end of period	$170,664	$64,614	$170,664	$64,614

Net charge-offs to average loans	(3.26)%	(2.19)%	(5.13)%	(1.45)%

Although management believes that the September 30, 2009 allowance for loan losses is adequate there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to achieve strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. The Bank is currently not allowed to pay dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. We use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of September 30, 2009. In addition as of September 30, 2009, the Corporation had outstanding borrowings from the FHLB of $583.2 million, out of our maximum borrowing capacity of $228.63 billion, from the FHLB at this time.
On January 30, 2009, as part of the United States Department of the Treasury (the “UST”) Capital Purchase Program (the “CPP”), the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) issued 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during the quarters ending June 30, 2009 and September 30, 2009. The Corporation may not redeem the Preferred Stock during the first three years following issuance except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.
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
At September 30, 2009, the Bank had outstanding commitments to originate loans of $14.7 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $254.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2009 amounted to $1.63 billion. Scheduled maturities of borrowings during the same period totaled $119.2 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all

Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB. Pursuant to the credit enhancement feature of that Program, the Corporation has retained a secondary credit loss exposure in the amount of $23.5 million at September 30, 2009 related to approximately $1.07 billion of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation. The program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF program.
The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2009, the Bank had $274.4 million of brokered deposits. At September 30, 2009, the Bank was under a cease and desist agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.
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
Credit Agreement
Effective May 29, 2009 we entered into Amendment No. 4, or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2010. Management is evaluating various equity raising alternatives to possibly reduce borrowings. The Corporation incurred an amendment fee of $3.5 million that is being amortized to interest expense.
The Amendment also provides that the outstanding balance under the Credit Agreement from time to time shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58.0 million (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%. These borrowings are shown in the Corporation’s financial statements as “other borrowed funds.”
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2009, the Corporation was not in compliance with all financial covenants contained in the Credit Agreement. The Agent has informed the Bank that it is in default of an obligation to make a payment of principal on the notes issued under the Credit Agreement, along with the violation of all covenants under the agreement. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At September 30, 2009:
Tier 1 capital (to adjusted tangible assets)	$198,606	4.28%	$139,109	3.00%	$231,849	5.00%
Risk-based capital (to risk-based assets)	239,673	7.59	252,459	8.00	315,574	10.00
Tangible capital (to tangible assets)	198,606	4.28	69,555	1.50	N/A	N/A

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
	(In Thousands)
Stockholders’ equity of the Bank	$201,577	$322,505
Less: Goodwill and intangible assets	(4,408)	(4,725)
Accumulated other comprehensive income	1,437	6,350

Tier 1 and tangible capital	198,606	324,130
Plus: Allowable general valuation allowances	41,067	46,550

Risk-based capital	$239,673	$370,680

GUARANTEES
ASC 450-10-35 “Guarantees” requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in ASC 450-20 “Loss Contingencies.” The recording of the outstanding liability in accordance with ASC 810-10-15 has not significantly affected the Corporation’s financial condition.
The Corporation’s consolidated real estate investment subsidiary, IDI, was required to guarantee the partnership loans of its consolidated subsidiaries for the development of homes for sale. During the quarter ended September 30, 2009, IDI sold its interest in the majority of the real estate segment. As part of the transaction, IDI was released from its guarantees. The table below summarizes the individual subsidiaries and their respective guarantees and outstanding loan balances.

		Amount	Amount	Amount
Subsidiary	Partnership	Guaranteed	Outstanding	Outstanding
of IDI	Entity	at 3/31/09	at 3/31/09	at 9/30/09
(Dollars in thousands)
Davsha III	Indian Palms 147, LLC	$1,000	$476	$—
Davsha V	Villa Santa Rosa, LLC	500	346	—
Davsha VII	La Vista Grande 121, LLC	15,000	13,742	—

Total		$16,500	$14,564	$—

IDI had real estate partnership investments within its consolidated subsidiaries for which it guaranteed the above loans. These partnerships were also funded by financing with loans that were guaranteed by IDI and were secured by the lots and homes being developed within each of the respective partnership entities.
As a limited partner, the Corporation had the ability to exercise significant influence over operating and financial policies. This influence is evident in the terms of the respective partnership agreements and participation in policy-making processes. The Corporation had a 50% controlling interest in the respective limited partnerships and therefore had significant influence over the right to approve the sale or refinancing of assets of the respective partnerships in accordance with those partnership agreements.

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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Corporation’s cumulative net gap position at September 30, 2009 has not changed significantly since March 31, 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009.

REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under this program is scheduled to expire on June 30, 2009. As of June 30, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88 million as of September 30, 2009. As of September 30, 2009 the Bank had $60.0 million of bonds were issued.
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
The Corporation Order requires that the Company notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). This plan has been submitted. Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter.
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
At September 30, 2009, the Bank had a core capital ratio of 4.28 percent and a total risk-based capital ratio of 7.59 percent, each below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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
Item 4 Controls and Procedures.
Internal Control over Financial Reporting
In our 10K for the fiscal year ended March 31, 2009, the Corporation identified material weaknesses in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to the following:
1.	Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained multiple deficiencies that represent material weaknesses. Specifically the Corporation failed to:
•	Maintain policies and procedures to ensure that loan personnel performed an analysis adequate to risk classify the loan portfolio.

•	Effectively monitor the loan portfolio and identify problem loans in a timely manner.

•	Maintain policies and procedures to ensure that ASC 310-10-35 “Receivables” documentation is prepared timely, accurately and subject to supervisory review.

•	Receive current financial information on problem loans, in a timely manner, to ensure that these loans were evaluated for impairment under ASC 310-10-35.

•	Establish policies and procedures to ensure that an impairment calculation is prepared for all loans identified as impaired and that the impairment calculation is updated on a quarterly basis.

•	Effectively monitor problem loans to ensure that recent appraisals are used to support collateral valuation utilized in the impairment analysis.

•	Maintain policies and procedures to ensure that the supporting documentation for the allowance for loan loss calculation is reviewed and tested by an individual independent of the allowance for loan loss process.

•	Re-evaluate the qualitative factors used in the allowance calculation on a quarterly basis to assess the continued decline in the local and national economy; exacerbation of certain negative trends in real estate values; increasing regional unemployment levels; slowed demand for both new and existing housing; and the resulting stress on the Bank’s real estate and development portfolios.

•	Properly review subsequent events and therefore had to restate its first quarter financial statements.

•	Apply consistent discounts in its impairment analysis.
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
The Corporation’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are not operating in an effective manner. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Corporation’s internal control processes and procedures were inadequate to ensure that appraisals were reviewed and incorporated into the calculation of the specific reserves on impaired loans by the time the Form 10-Q was issued. Following its identification of the weakness, the Corporation determined that an additional adjustment to the allowance for loan losses was necessary.

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
Risks Related to Our Business
We experienced a net loss in the second quarter of fiscal 2010 directly attributable to a substantial deterioration in our residential construction and residential land loan portfolio and the resulting increase in our provision for loan losses.
We realized a net loss of $72.0 million in the second quarter of fiscal 2010. The net loss is the direct result of a $60.9 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.
At September 30, 2009, our non-performing loans (loans past due 90 days or more) were $415.1 million compared to $227.8 million at March 31, 2009. For the three months ended September 30, 2009, annualized net charge-offs as a percentage of average loans were (3.26)% compared to (2.19)% for the corresponding period in 2008. These increases are primarily due to our commercial real estate and land development portfolios.
At September 30, 2009, approximately 74% of total gross loans were classified as first mortgage loans, with approximately 5% of loans being classified as construction loans and approximately 7% being classified as land loans.
The deterioration in our construction and land loan portfolios has been caused primarily by the weakening economy and the slow down in sales of the housing market. The local unemployment rate was 7.7% as of September 30, 2009 compared to 9.4% at March 31, 2009. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into nonaccrual status.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.
Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of September 30, 2009. In addition as of September 30, 2009, the Corporation had outstanding borrowings from the FHLB of $583.2 million, out of our maximum borrowing capacity of $228.63 billion, from the FHLB at this time.
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
Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $173.1 million to $453.5 million, or 9.8% of total assets, at September 30, 2009 from $280.4 million, or 5.3% of total assets, at March 31, 2009. If loans that are currently non-performing further deteriorate we would need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.
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
Our articles of incorporation do not provide any shareholder with a preemptive right to subscribe for additional shares of common stock upon any increase thereof. Thus, upon the issuance of any additional shares of common stock or other voting securities of the Company or securities convertible into common stock or other voting securities, shareholders may be unable to maintain their pro rata voting or ownership interest in us.
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. If we do not raise additional capital, we may not be in compliance with the capital requirements of the Bank’s Cease and Desist Order, which could have a material adverse effect upon us.
The Cease and Desist Orders require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At September 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.28 percent and a total risk-based capital ratio of 7.59 percent, each below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.
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
As of September 30, 2009, AnchorBank is not considered “well capitalized” for regulatory capital purposes. As a result, the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. In addition, we will be required to obtain FDIC approval to gather brokered deposits during such times as we remain “adequately capitalized” for regulatory capital purposes. Requiring us to obtain regulatory approval prior to accepting brokered deposits will affect our ability to increase our liquidity position, in some cases, in a timely manner.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.
Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2009 and for the three months ended September 30, 2009, relative to comparable periods for the preceding year. Our provision for loan losses increased by $183.1 million to $205.7 million for the fiscal year ended March 31, 2009 from $22.6 million for the fiscal year ended March 31, 2008. Our provision for loan losses was $60.9 million for the three months ended September 30, 2009 compared to $56.4 million for the three months ended March 31, 2009. Our allowance for loan losses increased by $33.5 million to $170.7 million, or 4.6% of total loans, at September 30, 2009 from $137.2 million, or 3.3% of total loans at March 31, 2009. Our allowance for loan losses also increased by $98.9 million to $137.2 million, or 3.3% of total loans, at March 31, 2009, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan and foreclosure losses was 40.1% at September 30, 2009, 52.1% at March 31, 2009 and 35.0% at March 31, 2008, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.
Our real estate operations have had and may continue to have an adverse effect on our results of operations.
We conduct real estate operations through Investment Directions, Inc, a wholly owned subsidiary, which invests in various real estate subsidiaries and partnerships and conducts real estate development and sales throughout California, Texas and Minnesota. As a result of weakening conditions in the real estate market and reduced sales of its properties, we have incurred losses from the operations of its real estate subsidiaries in recent years, which are expected to continue unless the real estate market improves. Losses from IDI’s real estate operations were $801,000 for the three months ended September 30, 2009 compared to $13.8 million for the three months ended March 31, 2009. Losses from IDI’s real estate operations increased by $16.1 million to $18.4 million for the fiscal year ended March 31, 2009 from $2.3 million for the fiscal year March 31, 2008. The increased loss for the year ended March 31, 2009 was the result of management applying a $17.6 million valuation allowance for the decline in the appraised value of real estate. We have no current plans to engage in additional real estate investment activities through IDI. We sold the majority of the real estate operations held by IDI during the quarter ended September 30, 2009. Additional losses from our real estate operations would have an adverse effect on our results of operations and capital.
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

We are not paying dividends on our common stock and are deferring distributions on our preferred stock, and are otherwise restricted from paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock may adversely affect us.
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
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2009, the Corporation was not in compliance with all financial covenants contained in the Credit Agreement. The Agent has informed the Bank that it is in default of an obligation to make a payment of principal on the notes issued under the Credit Agreement, along with the violation of all financial covenants under the agreement. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the lenders.
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
As of September 30, 2009, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2010 or the receipt of net proceeds of a financing transaction from the sale of equity securities. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by May 31, 2010, which may limit our ability to fund ongoing operations.
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

As of September 30, 2009, the Corporation does not have a stock repurchase plan in place.

Item 3	Defaults upon Senior Securities.

Not applicable.

Item 4	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on July 28, 2009. Information regarding the results voted upon is reported in Item 4 of the Form 10Q for the period ending June 30, 2009.

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
ANCHOR BANCORP WISCONSIN INC.

Date: November 16, 2009	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: November 16, 2009	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer