Form 10-Q
period 2009-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2010-02-08
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of January 31, 2010: 21,683,117

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2009	2009
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash	$80,475	$59,654
Interest-bearing deposits	251,813	374,172

Cash and cash equivalents	332,288	433,826
Investment securities available for sale	17,396	77,684
Mortgage-related securities available for sale	448,025	407,301
Mortgage-related securities held to maturity (fair value of $43 and $50, respectively)	42	50
Loans, less allowance for loan losses of $164,494 at December 31, 2009 and $137,165 at March 31, 2009:
Held for sale	35,640	161,964
Held for investment	3,383,246	3,896,439
Foreclosed properties and repossessed assets, net	40,420	52,563
Real estate held for development and sale	2,013	16,120
Office properties and equipment	46,136	48,123
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	98,552	107,954

Total assets	$4,458,587	$5,273,055

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$278,914	$274,392
Interest bearing deposits and accrued interest	3,319,271	3,649,435

Total deposits and accrued interest	3,598,185	3,923,827
Other borrowed funds	759,479	1,078,392
Other liabilities	39,768	56,704

Total liabilities	4,397,432	5,058,923

Commitments and contingent liabilities (Note 12)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	79,753	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,689,117 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,133	109,327
Retained earnings (deficit)	(22,543)	134,234
Accumulated other comprehensive income (loss) related to AFS securities	(4,863)	10
Accumulated other comprehensive loss related to OTTI non credit issues	(6,404)	(6,347)

Total accumulated other comprehensive loss	(11,267)	(6,337)
Treasury stock (3,674,222 and 3,793,554 shares, respectively), at cost	(90,932)	(94,744)
Deferred compensation obligation	(5,525)	(5,480)

Total Anchor BanCorp stockholders’ equity	61,155	213,721

Non-controlling interest in real estate partnerships	—	411

Total liabilities and stockholders’ equity	$4,458,587	$5,273,055

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$48,545	$60,042	$151,886	$185,203
Mortgage-related securities	4,617	3,743	15,367	11,099
Investment securities and Federal Home Loan Bank stock	184	818	954	2,398
Interest-bearing deposits	208	70	838	469

Total interest income	53,554	64,673	169,045	199,169
Interest expense:
Deposits	21,278	21,602	68,451	72,342
Other borrowed funds	9,943	10,364	34,407	30,745

Total interest expense	31,221	31,966	102,858	103,087

Net interest income	22,333	32,707	66,187	96,082
Provision for loan losses	10,456	92,970	141,756	149,334

Net interest income (loss) after provision for loan losses	11,877	(60,263)	(75,569)	(53,252)
Non-interest income:
Real estate investment partnership revenue	—	1,836	—	1,836
Loan servicing income	1,038	1,244	1,525	3,859
Credit enhancement income	293	481	989	1,377
Service charges on deposits	3,949	3,966	11,924	11,959
Investment and insurance commissions	1,070	971	2,672	3,225
Net gain (loss) on sale of loans	2,805	(228)	15,270	2,823
Net gain (loss) on sale of investments and mortgage-related securities	5,783	(1,396)	9,396	(3,298)
Total other than temporary losses	(872)	—	(1,910)	—
Portion of loss recognized in other comprehensive income	786	—	1,741	—
Reclassification from other comprehensive income	(260)	—	(576)	—

Net impairment losses recognized in earnings	(346)	—	(745)	—
Other revenue from real estate partnership operations	—	1,707	2,393	4,212
Other	1,029	932	2,615	3,576

Total non-interest income	15,621	9,513	46,039	29,569
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$12,340	$13,755	$40,656	$41,727
Real estate investment partnership cost of sales	—	1,191	—	1,191
Occupancy	2,427	2,328	7,487	7,302
Federal deposit insurance premiums	3,093	624	7,930	884
Furniture and equipment	1,836	2,189	5,978	6,382
Data processing	1,914	1,858	5,535	5,493
Marketing	542	727	1,557	2,055
Other expenses from real estate partnership operations	211	7,170	3,870	11,085
REO operations — net expense	5,867	8,038	17,044	10,179
Mortgage servicing rights impairment (recovery)	(415)	2,535	(1,765)	2,535
Foreclosure cost advance impairment	—	—	3,708	—
Goodwill impairment	—	72,181	—	72,181
Other	8,673	5,661	22,343	14,201

Total non-interest expense	36,488	118,257	114,343	175,215

Loss before income taxes	(8,990)	(169,007)	(143,873)	(198,898)
Income tax expense (benefit)	3	(1,899)	3	(13,951)

Net loss	$(8,993)	$(167,108)	$(143,876)	$(184,947)
Income attributable to non-controlling interest in real estate partnerships	—	(150)	—	(98)

Preferred stock dividends and discount accretion	(3,228)	—	(9,700)	—

Net loss available to common equity of Anchor BanCorp	$(12,221)	$(167,258)	$(153,576)	$(185,045)

Comprehensive loss	$(18,894)	$(171,061)	$(148,806)	$(194,496)

Loss per common share:
Basic	$(0.58)	$(7.96)	$(7.26)	$(8.82)
Diluted	(0.58)	(7.96)	(7.26)	(8.82)
Dividends declared per common share	—	0.01	—	0.29
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

								Accu-
								mulated
								Other
								Compre-
	Non-			Additional	Retained		Deferred	hensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
				(Dollars in thousands except per share data)
Balance at April 1, 2009	$411	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$214,132
Comprehensive income (loss):
Net loss	—	—	—	—	(143,876)	—	—	—	(143,876)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(1,741)	(1,741)
Reclassification adjustment for net gains on sale of investment and mortgage-related securities realized in income, net of tax of $0	—	—	—	—	—	—	—	(9,396)	(9,396)
Reclassification adjustment for credit portion of other-than-temporary impairment on investments realized in income, net of tax of $0	—	—	—	—	—	—	—	576	576
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	5,631	5,631

Comprehensive loss									$(148,806)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(4,132)	—	—	—	(4,132)
Issuance of treasury stock	—	—	—	—	(3,201)	3,812	(45)	—	566
Tax benefit from stock related compensation	—	—	—	(194)	—	—	—	—	(194)
Accretion of preferred stock discount	—	5,568	—	—	(5,568)	—	—	—	—

Balance at December 31, 2009	$—	$79,753	$2,536	$109,133	$(22,543)	$(90,932)	$(5,525)	$(11,267)	$61,155

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
	(In Thousands)
Operating Activities
Net loss	$(143,876)	$(185,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	141,756	149,334
Provision for OREO losses	13,705	5,877
Provision for depreciation and amortization	3,705	3,881
Amortization and accretion of investment securities, net	110	(296)
Amortization and accretion of mortgage related securities, net	1,763	—
Mortgage servicing rights impairment recovery	(1,765)	—
Goodwill impairment	—	72,181
Real estate held for development and sale impairment	—	4,628
Mortgage servicing rights impairment	—	2,535
Deferred tax impairment	—	36,500
Foreclosure cost advance impairment	3,708	—
Increase (decrease) in non-controlling interest in real estate partnerships	(411)	97
Cash paid due to origination of loans held for sale	(996,214)	(366,187)
Cash received due to sale of loans held for sale	1,137,808	346,540
Net gain on sales of loans	(15,270)	(2,823)
Net (gain) loss on sales of investments and mortgage-related securities	(9,396)	3,298
Loss on sale of foreclosed properties	452	39
Net loss on impairment of securities available for sale	745	—
Stock-based compensation expense	566	693
Decrease in accrued interest receivable	3,311	3,300
(Increase) decrease in prepaid expense and other assets	20,350	(63,087)
Decrease in accrued interest payable on deposits	(1,782)	(10,350)
Increase (decrease) in other liabilities	(21,068)	28,841

Net cash provided by operating activities	138,197	29,956

Investing Activities
Proceeds from sales of investment securities available for sale	28,531	22,170
Proceeds from maturities of investment securities available for sale	49,965	73,345
Purchase of investment securities available for sale	(18,518)	(86,292)
Purchase of mortgage-related securities available for sale	(437,141)	(70,010)
Proceeds from sale of mortgage-related securities available for sale	363,084	—
Principal collected on mortgage-related securities	84,377	43,074
Net decrease in loans held for investment	301,620	50,843
Purchases of office properties and equipment	(2,024)	(2,617)
Proceeds from sales of office properties and equipment	468	79
Proceeds from sale of foreclosed properties	18,925	10,896
Proceeds from sale of investment in real estate held for development and sale	13,961	—
Purchase of investment in real estate held for development and sale	(16)	(468)

Net cash provided by investing activities	403,232	41,020

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(323,860)	$(116,195)
Proceeds from borrowed funds	257	1,162,480
Repayment of borrowed funds	(319,170)	(1,217,129)
Exercise of stock options	—	1,485
Tax benefit from stock related compensation	(194)	(35)
Payments of cash dividends to stockholders	—	(6,101)

Net cash used in financing activities	(642,967)	(175,495)

Net decrease in cash and cash equivalents	(101,538)	(104,519)
Cash and cash equivalents at beginning of period	433,826	257,743

Cash and cash equivalents at end of period	$332,288	$153,224

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$102,470	$115,799
Income taxes	(29,376)	9,155

Non-cash transactions:
Transfer of loans to foreclosed properties	20,939	54,591
Securitization of mortgage loans held for sale to mortgage-backed securities	48,878	—
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of investment securities. The results of operations and other data for the three- and nine-month periods ended December 31, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2010. We have evaluated all subsequent events through the date of this filing. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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
Certain prior period accounts have been reclassified to conform to the current period presentations. The reclassifications had no impact on prior year’s consolidated net loss or stockholders’ equity.

Note 3 — Significant Risks and Uncertainties
While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $9.0 million for the three months ended December 31, 2009 and a net loss of $143.9 million for the nine months ended December 31, 2009. Stockholders’ equity decreased from $213.7 million or 4.05% of total assets at March 31, 2009 to $61.2 million or 1.37% of total assets at December 31, 2009. At December 31, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Order to Cease and Desist dated June 26, 2009. The recent losses originate from a provision for loan losses of $141.8 million, for the nine-month period ended December 31, 2009, along with an increase in nonaccrual loans, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses for the remainder of the fiscal year.
Management of the Corporation has taken significant actions in the credit risk area to limit any additional material adverse consequences. These efforts include the following:
1.	Realigned corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated through the:
•	Appointment a Chief Credit Risk Officer responsible for overseeing all aspects of corporate risk.

•	Creation of a Special Assets Group to properly assess potential collateral shortfall exposure and to develop workout plans.
2.	Created and implemented a new loan risk rating system using qualitative metrics to identify loans with potential risk so they could be properly classified and monitored.

3.	Implemented a new enhanced impairment analysis to evaluate all classified loans.

4.	Introduced a new Allowance for Loan and Lease Policy that improves the timeliness of specific reserves taken for the allowance for loan and lease calculation.

5.	Analyzed the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value.

6.	Established an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology.

7.	Began proactive monitoring of matured and delinquent loans.

8.	Proactively reviewing the performing (non-impaired) portfolio for performance issues.

9.	Classified assets are reviewed on a monthly basis.
Management of the Corporation has entered into an agreement for the sale of eleven branches in Northwestern Wisconsin. The buyer will assume approximately $177 million in deposits and receive a corresponding amount in loans, real estate and other assets. The transaction is subject to regulatory approval and customary closing conditions. If regulatory approval is not received, the Corporation may not achieve the increase capital level anticipated.

The Corporation has entered into agreements with Badger Anchor Holdings, LLC (“Badger Holdings”), pursuant to which Badger Holdings will make up to an aggregate $400 million investment in the Corporation, which amount includes a term loan in the principal amount of $110 million. In connection with the proposed transaction, the Corporation also offered up to 166 million shares of common stock to its shareholders of record as of November 23, 2009. Consummation of the proposed transaction is subject to a number of conditions, including: (i) resolution satisfactory to Badger Holdings of the Corporation’s outstanding loan from U.S. Bank and others in the aggregate principal amount of $116 million; (ii) conversion into common stock of the shares of preferred stock and warrant issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program at an acceptable conversion rate; (iii) shareholder approval of the proposed transaction; (iv) receipt of all required regulatory approvals; (v) the absence of certain material adverse developments with respect to the Corporation and its business and (iv) other terms and conditions typical of similar transactions.
The Corporation and the Bank have submitted a capital restoration plan stating that the Bank intends to restore the capital position of the Bank through the proposed transaction with Badger Holdings. If the OTS does not accept the Bank’s plan, the OTS could assess civil money penalties or take other enforcement actions against the Bank or the Corporation. If the proposed transaction is not consummated, including for reasons outside of the Corporation or the Bank’s control, the Bank may be unable to successfully implement its capital restoration plan.
The Corporation and the Bank have consented to the issuance of Orders to Cease and Desist by the Office of Thrift Supervision. The Orders, which are further described in Note 17, place certain restrictions on the Corporation and the Bank.
Further, the Corporation entered into an amendment (Amendment No. 5) to the Credit Agreement with U.S. Bank NA as described in Note 15, which established new financial covenants. Under the terms of the amended Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, the Corporation is in compliance with the financial and non-financial covenants. If the above transactions are not consummated, the Corporation may not remain in compliance with the covenants. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
Note 4 — Recent Accounting Pronouncements
In November 2007, FASB ASC 810-10 “Non-controlling Interest in Consolidated Financial Statements — an amendment to ASC 860-10” was issued. ASC 810-10 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. ASC 810-10 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Corporation adopted ASC 810-10 on April 1, 2009 and the adoption did not have a significant impact on the Corporation’s consolidated financial statements.
On December 4, 2007, the FASB issued FASB Statement No. 141R, which has now been codified as ASC 805, “Business Combinations.” ASC 805 changed the accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition,
•	acquisition costs are required to be expensed as incurred;

•	noncontrolling interests (formerly known as “minority interests”) will be recorded at fair value at the acquisition date;

•	the acquirer shall not recognize a separate valuation allowance as of the acquisition date for assets acquired in a business that are measured at their acquisition-date fair value;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

ASC 805-10 also includes a substantial number of new disclosure requirements. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted ASC 805-10 on April 1, 2009, which did not have a significant impact on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued ASC 805-20, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” ASC 805-20 amends the guidance in ASC 805-10 to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC 942-310-25, “Accounting for Contingencies,” and ASC 450-20, “Reasonable Estimation of the Amount of a Loss.” ASC 805-20 removes subsequent accounting guidance for assets and liabilities arising from contingencies from ASC 805-10 and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. ASC 805-20 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by ASC 942-310-25. ASC 805-20 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805-10. ASC 805-20 is effective for assets or liabilities arising from contingencies the Corporation acquires in business combinations occurring after January 1, 2009.
In February 2008, the FASB issued ASC 860-10 “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” ASC 860-10 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under ASC 860-10, unless certain criteria are met, in which case the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under ASC 860-10. ASC 860-10 was effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 860-10 did not have a significant impact on the Corporation’s consolidated financial statements.
In June 2008, the FASB issued ASC 350-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” ASC 350-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 350-10 was effective for fiscal years beginning after December 15, 2008, on a retrospective basis and was adopted by the Corporation on April 1, 2009. The Corporation has some grants of restricted stock that contain non-forfeitable rights to dividends and are now considered to be participating securities. As participating securities, the Corporation is required to include these instruments in the calculation of earnings per share (EPS), using the “two-class method.”
In April 2009, the FASB issued ASC 320-10 “Recognition and Presentation of Other-Than-Temporary Impairments.” ASC 320-10 amended existing other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 requires management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted ASC 320-10 as of January 1, 2009. The Corporation recognized in earnings $346,000 and $805,000 of credit related other-than-temporary impairments on its non-agency mortgage-related securities portfolio during the quarter ending December 31, 2009 and March 31, 2009, respectively.

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which has been included in ASC 820. ASC 820-10 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed. ASC 820-10 was effective for interim and annual periods ending after June 15, 2009. In April 2009, FASB also issued ASC 825-10 and ASC 270-10, “Interim Disclosures about Fair Value of Financial Instrument.” ASC 825-10 and ASC 270-10 require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 and ASC 270-10 were effective for the interim period ending June 30, 2009. The disclosures required by ASC 820-10 and ASC 270-10 are included in the consolidated financial statements.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events,” which has been codified in ASC 855. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855-10 provides:
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
ASC 855-10 became effective for the Corporation on June 30, 2009.
In June 2009, FASB issued ASC 860-10 “Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10” amending ASC 860-10, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC 860-10 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or April 1, 2010 for the Corporation. Early application is not permitted. Management is currently evaluating the provisions of ASC 860-10 and its potential effect on the Corporation’s consolidated financial statements.
In June 2009, FASB issued ASC 810-10, “Amendments to ASC 810-10, Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810-10 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or April 1, 2010 for the Corporation. Early application is not permitted. Management is currently evaluating the provisions of ASC 810-10 and its potential effect on the Corporation’s consolidated financial statements.

Note 5 — Investment Securities
The amortized cost and fair values of investment securities available for sale are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At December 31, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$10,033	$2	$(287)	$9,748
Mutual funds	2,757	—	—	2,757
Other	4,812	143	(64)	4,891

	$17,602	$145	$(351)	$17,396

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2009:
Available for Sale:
U.S. Government and federal agency obligations	$48,471	$501	$(53)	$48,919
Municipal Bonds	21,768	524	(59)	22,233
Mutual funds	1,797	—	—	1,797
Other	4,806	33	(104)	4,735

	$76,842	$1,058	$(216)	$77,684

The table below shows the gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2009 and March 31, 2009.

	At December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
US government and Federal Agency Obligations	$3,969	$(81)	$4,776	$(206)	$8,745	$(287)

Other	43	(21)	44	(43)	87	(64)

Total temporarily impaired securities	$4,012	$(102)	$4,820	$(249)	$8,832	$(351)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
US government and Federal Agency Obligations	$24,832	$(53)	$—	$—	$24,832	$(53)

Municipal Bonds	1,455	(59)	—	—	1,455	(59)

Other	151	(104)	—	—	151	(104)

Total temporarily impaired securities	$26,438	$(216)	$—	$—	$26,438	$(216)

The tables above represent four investment securities at December 31, 2009 compared to ten at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other-than-temporarily impairment. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Bank first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Bank will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss).
In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.
The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
		(in thousands)
Proceeds from sales	$9,106	$22,170	$28,531	$22,170

Gross gains on sales	408	—	842	—
Gross losses on sales	—	1,396	—	1,396

Net gain (loss) on sales	$408	$(1,396)	$842	$(1,396)

At December 31, 2009 and March 31, 2009, investment securities with a fair value of approximately $9.7 million and $46.3 million, respectively were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at December 31, 2009 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $5.8 million at December 31, 2009. Investment securities subject to twelve-month calls at December 31, 2009 are $87,000.

		After 1	After 5		Non-
		Year	Years		Maturity
	Within 1	through 5	through 10	Over Ten	Equity
	Year	Years	Years	Years	Investments	Total
			(Dollars in Thousands)
Available for Sale, at fair value:
U.S. government and Federal Agency Obligations	$4,972	$—	$—	$4,776	$—	$9,748
Mutual fund	—	—	—	—	2,757	2,757

Other	3,626	—	—	1,146	119	4,891

Total Investment Securities	$8,598	$—	$—	$5,922	$2,876	$17,396

Note 6 — Mortgage-Related Securities
Some of the Bank’s mortgage-backed securities are backed by U.S. government sponsored agencies, which include the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Government National Mortgage Association (“GNMA”) securities are backed by the full faith and credit of the United States Government. CMOs and REMICs are trusts which own securities backed by U.S. government sponsored agencies noted above and GNMA. Mortgage-backed securities, CMOs and REMICs have estimated average lives of five years or less.
The amortized cost and fair values of mortgage-related securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At December 31, 2009:
Mortgage-Related Securities Available for Sale:
Agency CMOs and REMICs	$2,275	$18	$—	$2,293
Non-agency CMOs	97,223	54	(8,559)	88,718
Residential mortgage-backed securities	33,461	1,497	(67)	34,891
GNMA Securities	326,127	711	(4,715)	322,123

	$459,086	$2,280	$(13,341)	$448,025

Mortgage-Related Securities Held to Maturity:
Residential mortgage-backed securities	$42	$1	$—	$43

	$42	$1	$—	$43

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

At March 31, 2009:
Mortgage-Related Securities Available for Sale:
Agency CMOs and REMICs	$142,692	$1,732	$(429)	$143,995
Non-agency CMOs	119,503	333	(12,309)	107,527
Residential mortgage-backed securities	97,562	3,221	(29)	100,754
GNMA Securities	54,753	417	(145)	55,025

	$414,510	$5,703	$(12,912)	$407,301

Mortgage-Related Securities Held to Maturity:
Residential mortgage-backed securities	$50	$—	$—	$50

	$50	$—	$—	$50

The table below shows the mortgage-related securities’ gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and March 31, 2009.

	At December 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Agency CMO/REMICs	$40	$—	$—	$—	$40	$—

Non-Agency CMO’s	21,131	(569)	25,266	(1,586)	46,397	(2,155)

Residential Mortgage-backed securities	1,335	(67)	—	—	1,335	(67)

GNMA Securities	266,609	(4,715)	—	—	266,609	(4,715)

Total temporarily impaired securities	$289,115	$(5,351)	$25,266	$(1,586)	$314,381	$(6,937)

Other than temporarily impaired securities	$3,832	$(9)	$29,038	$(6,395)	$32,870	$(6,404)

Total temporary and other than temporarily impaired securities	$292,947	$(5,360)	$54,304	$(7,981)	$347,251	$(13,341)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
Agency CMO/REMICs	$43,931	$(429)	$—	$—	$43,931	$(429)

Non-Agency CMO’s	33,715	(2,874)	34,265	(3,014)	67,980	(5,888)

Residential Mortgage-backed securities	3,892	(29)	—	—	3,892	(29)

GNMA Securities	24,049	(135)	1,803	(10)	25,852	(145)

Total temporarily impaired securites	$105,587	$(3,467)	$36,068	$(3,024)	$141,655	$(6,491)

Other than temporarily impaired securities	$8,892	$(2,281)	$11,211	$(4,140)	$20,103	$(6,421)

Total temporary and other than temporarily impaired securities	$114,479	$(5,748)	$47,279	$(7,164)	$161,758	$(12,912)

The tables above represent 64 securities at December 31, 2009 and 72 securities at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other-than- temporary losses due to credit deterioration. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis. To determine if an other-than-temporary impairment exists on a debt security, the Bank first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Bank will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income.
The Bank utilizes a discounted cash flow model to determine fair value, which is also used in the calculation of other-than-temporary impairments on non-agency CMOs. This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.
The significant inputs used for calculating the credit loss portion of the OTTI include yield prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, estimated loan to value ratio at the valuation date, original credit support, current credit support, and weighted-averaged maturity. Default rates were based on current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances of the loans as of December 1, 2009. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 0.03% to 12.54%. In establishing the fair value of the securities, a discount rate of 4.5% to 15% was utilized. There are no payments in kind allowed on these non-agency CMOs.
Based on the Bank’s impairment testing as of December 31, 2009, fourteen non-agency CMOs with a fair value of $32.9 million and an adjusted cost of $39.3 million were other-than-temporarily impaired. Based on the Bank’s impairment testing as of March 31, 2009, nine non-agency CMOs with a fair value of $26.1 million and an adjusted cost of $32.5 million were other-than-temporarily impaired. The portion of the other-than-temporary impairment due to credit of $346,000 and $745,000 was included in earnings for the three- and nine-month periods ending December 31, 2009, respectively.
On a cumulative basis, other-than-temporary impairments due to credit were $1.5 million at December 31, 2009. Total unrealized losses at December 31, 2009 on these securities were $6.4 million. The difference between the total unrealized losses of $7.9 million and the credit loss of $1.5 million, or $6.4 million, was charged against other comprehensive income.
The following table summarizes the fair value of the fourteen other-than-temporarily impaired non-agency CMOs by year of vintage, credit rating, and collateral loan type. This table also includes a breakout of OTTI between impairment due to credit loss and impairment due to other factors.

							Total OTTI	Total OTTI
	Year of Vintage				Total Fair		Related to	Related to
	Prior to 2005	2005	2006	2007	Value	Total OTTI	Credit Loss	Other Factors
					(in thousands)
Total OTTI Non-Agency CMOs
Rating:
AAA	$—	$—	$3,832	$—	$7,610	$(132)	$(124)	$(9)
AA	—	—	—	2,559	7,814	(1,101)	(215)	(886)
A	1,619		—	—	3,347	(120)	(18)	(101)
BBB	1,303	2,999	—	—	—	(667)	(67)	(600)
BB and below	—	5,732	2,499	12,328	7,343	(5,934)	(1,126)	(4,808)

Total Non-Agency CMO’s	$2,922	$8,731	$6,330	$14,887	$32,870	$(7,953)	$(1,549)	$(6,404)

Cumulative other-than-temporary impairments related to credit loss by year of vintage were $908,000 for 2007, $383,000 for 2006, $233,000 for 2005 and $25,000 prior to 2005.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for the three and nine months ended December 31, 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2009
Beginning balance of the amount of OTTI related to credit losses	$1,203	$805

The credit portion of other-than-temporary-impairment not previously recognized	86	169
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	260	576

Ending balance of the amount of OTTI related to credit losses	$1,549	$1,549

The cost of mortgage-related securities sold is determined using the specific identification method. Sales of mortgage-related securities available for sale are summarized below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
		(in thousands)
Proceeds from sales	$234,439	$—	$363,084	$—

Gross gains on sales	5,375	—	8,554	—
Gross losses on sales	—	—	—	—

Net gain on sales	$5,375	$—	$8,554	$—

At December 31, 2009 and March 31, 2009, mortgage-related securities available for sale with a fair value of approximately $342.1 million and $325.4 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of mortgage-related securities at December 31, 2009, by contractual maturity, is shown below. Given certain interest rate environments, some or all of these securities may be called by their issuers prior to the scheduled maturities. Maturities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid without penalties.

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total
Mortgage-related securities		(Dollars In Thousands)
Available for Sale, at fair value:
Agency CMOs and REMICs	$—	$—	$1,394	$899	$2,293
Non-agency CMOs	—	40	19,791	68,887	88,718
Residential Mortgage-backed securities	824	1,004	16,931	16,132	34,891
GNMA Secrurities	—	—	4,482	317,641	322,123

Total	$824	$1,044	$42,598	$403,559	$448,025

Held to Maturity, at fair value:
Residential Mortgage-backed securities	$—	$—	$43	$—	$43

Total	$—	$—	$43	$—	$43

Total Mortgage-related securities	$824	$1,044	$42,641	$403,559	$448,068

Held to Maturity, at cost:
Residential Mortgage-backed securities	$—	$—	$42	$—	$42

Note 7 – Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	December 31,	March 31,
	2009	2009
First mortgage loans:
Single-family residential	$786,225	$843,482
Multi-family residential	619,365	662,483
Commercial real estate	872,722	1,020,981
Construction	144,345	267,375
Land	238,305	266,756

	2,660,962	3,061,077
Second mortgage loans	365,739	394,708
Education loans	351,855	358,784
Commercial business loans and leases	178,191	238,940
Credit card and other consumer loans	28,687	56,302

	3,585,434	4,109,811
Contras to loans:
Undisbursed loan proceeds*	(33,656)	(71,672)
Allowance for loan losses	(164,494)	(137,165)
Unearned loan fees	(3,937)	(4,441)
Net discount on loans purchased	(8)	(10)
Unearned interest	(93)	(84)

	(202,188)	(213,372)

	$3,383,246	$3,896,439

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$170,664	$64,614	$137,165	$38,285
Provision	10,456	92,970	141,756	149,334
Charge-offs	(17,131)	(35,228)	(116,792)	(66,210)
Recoveries	505	215	2,365	1,162

Allowance at end of period	$164,494	$122,571	$164,494	$122,571

As of December 31, 2009, the Corporation had loans totaling $31.5 million that have an interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which include various assumptions, prove to be overstated and/or decline over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of December 31, 2009, $2.3 million of our impaired loans have an interest reserve and have been placed on non-accrual status.

At December 31, 2009, the Corporation has identified $433.4 million of loans as impaired. A loan is identified as impaired when, according to ASC 310-10-35, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans considered trouble debt restructurings (TDRs), all loans 90 days or more delinquent and loans less than 90 days delinquent and for which management has determined a loss is probable. A summary of the details regarding impaired loans follows:

	At December 31,	At March 31,
	2009	2009	2008	2007
		(In Thousands)
Impaired loans with valuation reserve required	$79,053	$124,179	$52,866	$2,130

Impaired loans without a specific reserve	354,367	103,635	51,192	45,718

Total impaired loans	433,420	227,814	104,058	47,848

Less:
Specific valuation allowance	(19,067)	(30,799)	(17,639)	(517)

	$414,353	$197,015	$86,419	$47,331

Average impaired loans	$347,726	$194,923	$67,138	$26,458

Interest income recognized on impaired loans	$10,858	$9,484	$107	$44

Loans on non-accrual status	$250,994	$166,354	$101,241	$47,040

Troubled debt restructurings — accrual	$129,478	$—	$—	$—

Troubled debt restructurings — non-accrual	$52,948	$61,460	$400	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
Total impaired loans have increased $205.6 million since March 31, 2009. This increase is the result of certain steps taken by the Corporation in an effort to eliminate or limit any further deterioration. See Note 3 — Significant Risks and Uncertainties for further discussion.
The Corporation is currently committed to lend approximately $8.6 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in non-accrual status. Of the $8.6 million in committed funds all of it is applicable to nonaccrual loans at December 31, 2009.
The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily land and development loans, throughout calendar year 2008 and 2009, as reflected in recently received appraisals. Currently, $167.9 million or approximately 67.1% of impaired loans secured by real estate have recent appraisals (i.e. within one year). The Corporation applies discounts to aged appraisals.

Note 8 — Other Intangible Assets
The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately 7 years. The core deposit premium had a carrying amount and a value net of accumulated amortization of $4.3 million and $4.7 million at December 31, 2009 and March 31, 2009, respectively.
The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of December 31, 2009 and March 31, 2009.

	For the	For the
	Nine Months Ended	Year Ended
	December 31,	March 31,
	2009	2009
	(In Thousands)
Balance at beginning of period	$4,725	$5,359
Amortization expense	(475)	(634)

Balance at end of period	$4,250	$4,725

	December 31,	March 31,
	2009	2009
	(In Thousands)
Gross carrying amount	$5,517	$5,517
Accumulated amortization	(1,267)	(792)

Net book value	$4,250	$4,725

The Corporation records mortgage servicing rights (MSRs) when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value. The Corporation has chosen to use the amortization method to measure each class of separately recognized servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of income. Ancillary income is recorded in other non-interest income. The Corporation has defined two classes of MSRs - residential (one to four family) and large multi-family/commercial real estate serviced for private investors.
The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to loans sold through the FHLB MPF program. The Corporation obtained a servicing asset when we delivered loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of these residential mortgage servicing rights is calculated using a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price which becomes the initial fair value. The Corporation assesses individual strata within this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period. A strata is a group of servicing rights with similar terms and rates.
The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated using a discounted cash flow model based on market value assumptions at the time of origination. The Corporation assesses individual strata within this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period.

Critical assumptions used in the discounted cash flow model include mortgage prepayment speeds, discount rates, costs to service and ancillary income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market value assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 10 to 19 percent as well as total portfolio lifetime weighted average prepayment speeds of 11 to 14 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.
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
Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In Thousands)
Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	10,087	142
Amortization	(4,623)	(362)

Mortgage servicing rights before valuation allowance at end of period	17,162	1,258
Valuation allowance	(2,407)	—

Net mortgage servicing rights as of March 31, 2009	$14,755	$1,258

Fair market value at the end of the period	$15,292	$1,662
Key assumptions:
Weighted average discount	11.14%	21.12%
Weighted average prepayment speed assumption	17.99%	24.39%

Mortgage servicing rights as of March 31, 2009	$17,162	$1,258
Additions	10,822	1
Amortization	(4,708)	(193)

Mortgage servicing rights before valuation allowance at end of period	23,276	1,066
Valuation allowance	(642)	—

Net mortgage servicing rights as of December 31, 2009	$22,634	$1,066

Fair market value at the end of the period	$22,637	$1,719
Key assumptions:
Weighted average discount	10.69%	18.91%
Weighted average prepayment speed assumption	11.48%	25.80%
The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of December 31, 2009. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
		(In Thousands)
Quarter ended December 31, 2009 (actual)	$1,154	$58	$158	$1,370

Estimate for the year ended March 31,
2010	$6,277	$257	$634	$7,168
2011	6,277	257	634	7,168
2012	6,277	257	634	7,168
2013	3,803	257	634	4,694
Thereafter	—	38	1,714	1,752

	$22,634	$1,066	$4,250	$27,950

Note 9 — Federal Home Loan Bank Stock
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
The FHLB of Chicago filed an SEC Form 10-Q as of September 30, 2009 announcing its financial results for the third quarter of 2009. The FHLB of Chicago reported net loss of $150 million for third quarter of 2009, compared to net income of $33 million in the same period of the previous year. This $183 million decrease in net income was due to increases in other-than-temporary impairment charges of $160 million and a decrease in derivatives and hedging activities income of $132 million. These items were partially offset by an increase in net interest income of $91 million. The FHLB of Chicago is under a cease and desist order that restricts capital stock repurchases and redemptions. The FHLB of Chicago reported regulatory capital at September 30, 2009 of 5.16%, which was above its regulatory requirement of 4.76%. The FHLB of Chicago did not pay any dividends in 2008 and 2009. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of December 31, 2009. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

Note 10 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At December 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$192,745	4.32%	$134,003	3.00%	$223,338	5.00%
Risk-based capital (to risk-based assets)	230,926	7.89	234,254	8.00	292,818	10.00
Tangible capital (to tangible assets)	192,745	4.32	67,001	1.50	N/A	N/A

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A
At December 31, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s Risk-based capital and Tier 1 capital ratios are considered below the target levels of the Order to Cease and Desist dated June 26, 2009. The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
	(In Thousands)
Stockholders’ equity of the Bank	$187,260	$322,505
Less: Goodwill and intangible assets	(4,250)	(4,725)
Disallowed servicing assets	(1,617)	—
Accumulated other comprehensive income	11,352	6,350

Tier 1 and tangible capital	192,745	324,130
Plus: Allowable general valuation allowances	38,181	46,550

Risk-based capital	$230,926	$370,680

Note 11 – Earnings Per Share
Basic earnings per share for the three and nine months ended December 31, 2009 and 2008 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2009	2008
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(12,221)	$(167,258)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,205	21,000
Effect of dilutive securities:

Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,205	21,000

Basic loss per common share	$(0.58)	$(7.96)

Diluted loss per common share	$(0.58)	$(7.96)

	Nine Months Ended December 31,
	2009	2008
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(153,576)	$(185,045)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,168	20,971
Effect of dilutive securities:

Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,168	20,971

Basic loss per common share	$(7.26)	$(8.82)

Diluted loss per common share	$(7.26)	$(8.82)

At December 31, 2009, approximately 508,000 stock options and restricted stock grants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
Note 12 – Commitments and Contingent Liabilities
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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31,	March 31,
	2009	2009
Commitments to extend credit:	$15,674	$52,427
Unused lines of credit:
Home equity	141,728	144,662
Credit cards	38,210	37,602
Commercial	46,004	89,300
Letters of credit	16,635	20,694
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	23,527
IDI borrowing guarantees unfunded	371	1,936
Commitments to extend credit are in the form of a loan in the near future. Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and may be drawn upon at the borrowers’ discretion. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (“FHLB”) under the Mortgage Partnership Finance Program, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.
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
In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.
Note 13 – Fair Value of Financial Instruments
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
Investment and mortgage-related securities: Fair values for investment and mortgage-related securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. If quoted market prices of comparable instruments are not available, fair values are derived from other valuation methodologies, primarily discounted cash flow models.
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
Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value.
Deposits: The fair values disclosed for NOW accounts, passbook accounts and variable rate insured money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.
Other Borrowed Funds: The fair values of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2009 and March 31, 2009.
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	December 31, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$332,288	$332,288	$433,826	$433,826
Investment securities	17,396	17,396	77,684	77,684
Mortgage-related securities (available-for-sale and held-to-maturity)	448,067	448,068	407,351	407,351
Loans held for sale	35,640	35,715	161,964	164,124
Loans receivable	3,383,246	3,375,496	3,896,439	3,981,442
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	22,064	22,064	25,375	25,375

Financial liabilities:
Deposits	3,585,531	3,564,263	3,909,391	3,921,802
Other borrowed funds	759,479	745,995	1,078,392	1,079,556
Accrued interest payable—borrowings	7,090	7,090	2,833	2,833
Accrued interest payable—deposits	12,654	12,654	14,436	14,436
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
Fair Value on a Recurring Basis
The following table presents the financial instruments carried at fair value as of December 31, 2009, by the valuation hierarchy (as described above) (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale	$17,396	$765	$16,631	$—
Mortgage-related securities available for sale	448,025	—	—	448,025

Total assets at fair value	$465,421	$765	$16,631	$448,025

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

	Three Months Ended	Nine Months Ended
	December 31, 2009	December 31, 2009
	Mortgage-Related Securities	Mortgage-Related Securities
	Available for Sale	Available for Sale
Balance at beginning of period	$449,177	$407,301

Total gains (losses) (realized/unrealized)
Included in earnings	4,338	6,753
Included in other comprehensive income	(9,159)	(3,851)
Included in earnings as other than temporary impairment	(346)	(745)
Purchases	265,383	437,141
Securitization of mortgage loans held for sale to mortgage-related securities	—	48,878
Principal repayments	(26,929)	(84,368)
Sales	(234,439)	(363,084)
Transfers in and/or out of level 3	—	—

Balance at December 31, 2009	$448,025	$448,025

The purchases of securities classified as Level 3 during the quarter ended December 31, 2009 included collateralized mortgage obligations (CMOs) and U.S. agency real estate mortgage investment conduits (REMICs).
A pricing service was used to value our investment securities and mortgage-related securities as of December 31, 2009. Mortgage-related securities were considered a level 3 due to the fact that the inputs for determining fair value are unobservable and these securities need to be placed out for bid in order to arrive at the fair value. The Corporation utilized fair value estimates obtained from an independent pricing service as of December 31, 2009 for all corporate mortgage-related securities that were rated below triple-A by at least one major rating service as of the measurement date. These estimates were determined using a discounted cash flow model in accordance with the guidance provided in ASC 820-10-65. The significant inputs to the discounted cash flow model are prepayment speeds of 5.79% to 24.68%, default rates of 0.03% to 12.54%, loss severities of 23.28% to 55.17% and discount rates of 4.50% to 15.00%.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the ASC 820-10 hierarchy as of December 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$59,986	$—	$—	$59,986
Loans held for sale	26,564	—	26,564	—
Mortgage servicing rights	21,227	—	—	21,227
Foreclosed properties and repossessed assets	40,420	—	—	40,420

Total assets at fair value	$148,197	$—	$26,564	$121,633

The Corporation does not record impaired loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.
Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. Mortgage servicing rights are carried at the lower of cost or fair value.
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

Note 14 – Income Taxes
The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At December 31, 2009 and March 31, 2009, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $106.2 million at December 31, 2009 and $50.0 million at March 31, 2009 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.
The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At December 31,	At March 31,
	2009	2009
Deferred tax assets:
Allowances for loan losses	$70,885	$58,442
Other loss reserves	2,945	4,822
Federal NOL carryforwards	26,227	—
State NOL carryforwards	9,863	3,604
Unrealized gains/(losses)	4,414	2,695
Other	9,964	11,773

Total deferred tax assets	124,298	81,336
Valuation allowance	(106,237)	(49,981)

Adjusted deferred tax assets	18,061	31,355

Deferred tax liabilities:
FHLB stock dividends	(3,976)	(3,997)
Mortgage servicing rights	(9,235)	(6,094)
Purchase accounting	(3,008)	(3,348)
Other	(1,842)	(1,714)

Total deferred tax liabilities	(18,061)	(15,153)

Net deferred tax assets	$—	$16,202

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2006-2008 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2005-2008 remain open to examination by certain other state jurisdictions.

Income tax benefit decreased $1.9 million or 100.0% and $14.0 million or 100.0%, during the three and nine months ended December 31, 2009, respectively, as compared to the same periods in 2008. This decrease was due to the tax benefit from the net operating loss being offset by the charge to taxes related to the valuation allowance against deferred tax assets. The effective tax rate was 0% for the three-and nine-month periods ended December 31, 2009 due to a $7.1 million and $56.3 million valuation allowance charge in the respective periods. This rate compared to 1.1% and 7.0% for the same respective periods last year, which approximated a statutory tax rate.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and March 31, 2009, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
Note 15 — Credit Agreement
The Corporation owes $116 million to various Lenders under a Credit Agreement. The Corporation is currently in default of the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On December 22, 2009, we entered into Amendment No. 5 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) May 31, 2010. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party. The Corporation incurred an amendment fee of $1.2 million that is being amortized to interest expense over the remaining term of the debt.
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 8% per annum up to and including December 31, 2009 and at all times thereafter at a floating rate per annum equal to the prime rate announced by the Agent from time to time, plus a “Deferred Interest Rate” of 4.0% per annum up to and including December 31, 2009 and at all times thereafter, the difference at any time between 12.0% per annum and the Base Rate. Interest accruing at the Base Rate is due on the last day of each month and on May 31, 2010 (the “Maturity Date”); interest accruing at the Deferred Interest Rate is due on the earlier of (i) the date the Loans are paid in full or (ii) the Maturity Date.
Within two business days after the Corporation has knowledge of an event, the CFO shall submit a statement of the event together with a statement of the actions which the Corporation proposes to take to the Agent. An event may include:
•	Any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement;

•	A default or an event of default under any other material agreement to which the Corporation or Bank is a party, including that certain Stock Purchase Agreement and Loan Agreement between the Corporation and Badger Anchor Holdings, LLC; or

•	Any pending or threatened litigation or certain administrative proceedings.
Within 15 days after the end of each month, the Corporation’s president or vice president shall submit a certificate indicating whether the Corporation is in compliance with the following financial covenants:
•	The Bank shall maintain a Tier 1 Leverage Ratio of not less than (i) 4.00% at all times during the period ending February 28, 2010 and (ii) 4.25% at all times thereafter.

•	The Bank shall maintain a Total Risk Based Capital ratio of not less than (i) 7.25% at all times during the period ending February 28, 2010 and (ii) 7.50% at all times thereafter.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed (i) 13.75% at all times during the period ending January 31, 2010 and (ii) 14.50% at all times thereafter.

The total outstanding balance under the Credit Agreement as of December 31, 2009 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2010.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2009, the Corporation was in compliance with all covenants contained in the Credit Agreement. Under the terms of the Credit Agreement, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
Note 16 — Capital Purchase Program
Pursuant to the Capital Purchase Program (CPP), the U.S. Treasury, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. We elected to participate in the CPP and received $110 million pursuant to the program. We have deferred three dividend payments on the Series B Preferred Stock held by Treasury.
Note 17 — Regulatory Matters
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of December 31, 2009.
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
The Orders also required that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank was required to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank was required to submit, and has submitted, to the OTS, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses. The Bank has completed these reviews.
At September 30, 2009 and December 31, 2009, the Bank had a core capital ratio of 4.28 percent and 4.32 percent, respectively, and a total risk-based capital ratio of 7.59 percent and 7.89 percent, respectively, each below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. On December 1, 2009, the Corporation entered into agreements with Badger Anchor Holdings, LLC, pursuant to which Badger will make up to a $400 million investment in the Corporation. If completed, this transaction will result in significant dilution for the current common shareholders. If this transaction is not completed, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Note 18 — Recent Developments
On November 13, 2009, the Bank entered into a definitive agreement for the sale of 11 Bank branches in northwestern Wisconsin to Royal Credit Union of Eau Claire, Wisconsin. This transaction, which is subject to regulatory and other customary closing conditions, is expected to be completed in the second quarter of calendar 2010. Under the terms of the agreement, Royal Credit Union will assume approximately $177 million in deposits and a proportionate amount in loans, real estate and other assets.
On December 1, 2009, the Corporation entered into agreements with Badger Anchor Holdings, LLC (“Badger Holdings”), pursuant to which Badger Holdings will make up to a $400 million investment in the Corporation including a term loan in the aggregate principal amount of $110 million (the “Transaction”).
Pursuant to the Transaction, Badger Holdings will purchase up to 483,333,333 shares of common stock at $0.60 per share and will provide the Corporation with a term loan in the aggregate principal amount of $110 million, which will be convertible into shares of the Corporation’s common stock at a conversion price equal to the lower of $0.60 per share or the per share tangible book value measured as of the last day of the most recently completed month preceding the month in which the conversion occurred.
In connection with the proposed Transaction, the Corporation will also offer up to 166 million shares of common stock to its shareholders of record on November 23, 2009, at a price of $0.60 per share. In connection with the additional offering of up to 166 million shares, a registration statement will be filed with the Securities and Exchange Commission.
Consummation of the proposed Transaction is subject to a number of conditions, including: (i) resolution satisfactory to Badger Holdings of the Corporation’s outstanding loan from U.S. Bank and others in the aggregate principal amount of $116 million; (ii) conversion into common stock of the shares of preferred stock and warrant issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program at an acceptable conversion rate; (iii) shareholder approval of the Transaction; (iv) receipt of all required regulatory approvals; (v) the absence of certain material adverse developments with respect to the Corporation and its business and (iv) other terms and conditions typical of similar transactions.
The underlying agreements to the transaction also provide that Badger Holdings will receive fees totaling five percent of the sum of the amount of the investment pursuant to the Stock Purchase Agreement and the aggregate principal amount of the loan pursuant to the Loan Agreement, plus five percent of the amount by which the outstanding indebtedness under the Corporation’s existing outstanding loan from U.S. Bank is reduced and/or converted to equity.
In accordance with the Stock Purchase Agreement, the Corporation will enter into a registration rights agreement with Badger Holdings at the closing of the Transaction.
A proxy statement relating to certain matters of the proposed Transaction will be filed with the SEC and sent to shareholders in connection with the required shareholder approval.
Upon the completion of the proposed Transaction, current shareholders will experience significant dilution. Assuming the maximum number of shares are purchased by Badger Holdings, current shareholders of the Corporation would own less than 5 percent of the Corporation’s outstanding common shares and Badger Holdings would own a majority. Badger Holdings will be registered as a savings and loan holding company.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three and nine months ended December 31, 2009, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the third quarter ended December 31, 2009 include:
•	Diluted loss per common share decreased to $(0.58) for the quarter ended December 31, 2009 compared to $(7.96) per share for the quarter ended December 31, 2008, primarily due to a $82.5 million decrease in the provision for loan losses and a $81.8 million decrease in non-interest expense;

•	The interest rate spread decreased to 2.13% for the quarter ended December 31, 2009 compared to 2.88% for the quarter ended December 31, 2008;

•	Loans receivable decreased $639.5 million, or 15.8%, since March 31, 2009;

•	Deposits and accrued interest decreased $325.6 million, or 8.3%, since March 31, 2009;

•	Book value per common share was $(2.25) at December 31, 2009 compared to $4.81 at March 31, 2009 and $6.80 at December 31, 2008;

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank) increased $64.0 million, or 22.8%, to $344.4 million at December 31, 2009 from $280.4 million at March 31, 2009, and total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $76.1 million, or 33.4% to $303.9 million at December 31, 2009 from $227.8 million at March 31, 2009; and

•	Provision for loan losses decreased $82.5 million, or 88.8%, to $10.5 million for the three months ended December 31, 2009 from $93.0 million for the three months ended December 31, 2008 and $50.4 million, or 82.8%, from $60.9 million for the three months ended September 30, 2009.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	12/31/2009	9/30/2009	6/30/2009	3/31/2009
Operations Data:
Net interest income	$22,333	$18,939	$24,915	$28,708
Provision for loan losses	10,456	60,900	70,400	56,385
Net gain on sale of loans	2,805	1,062	11,403	7,858
Real estate investment partnership revenue	—	—	—	310
Other non-interest income	12,816	9,796	8,157	7,794
Real estate investment partnership cost of sales	—	—	—	545
Other non-interest expense	36,488	40,791	37,064	47,399
Loss before income taxes	(8,990)	(71,894)	(62,989)	(59,659)
Income taxes	3	—	—	(16,147)
Net loss	(8,993)	(71,894)	(62,989)	(43,512)
Income (loss) attributable to non-controlling interest in real estate partnerships	—	85	(85)	(246)
Preferred stock dividends and discount accretion	(3,228)	(3,228)	(3,244)	(2,172)
Net loss available to common equity of Anchor BanCorp	(12,221)	(75,207)	(66,148)	(45,438)

Selected Financial Ratios (1):
Yield on earning assets	4.92%	4.62%	4.80%	5.22%
Cost of funds	2.79	3.00	2.79	2.72
Interest rate spread	2.13	1.62	2.01	2.50
Net interest margin	2.05	1.58	1.99	2.45
Return on average assets	(0.79)	(5.71)	(4.76)	(3.44)
Return on average equity	(50.16)	(222.48)	(126.04)	(79.64)
Average equity to average assets	1.57	2.57	3.77	4.32
Non-interest expense to average assets	3.19	3.23	2.80	3.81

Per Share:
Basic earnings (loss) per common share	$(0.58)	$(3.56)	$(2.97)	$(2.05)
Diluted earnings (loss) per common share	(0.58)	(3.56)	(2.97)	(2.05)
Dividends per common share	—	—	—	—
Book value per common share	(2.25)	(1.34)	1.92	4.81

Financial Condition:
Total assets	$4,458,587	$4,637,712	$5,238,320	$5,273,055
Loans receivable, net
Held for sale	35,640	28,904	115,340	161,964
Held for investment	3,383,246	3,506,464	3,641,708	3,896,439
Deposits and accrued interest	3,598,185	3,739,997	3,987,906	3,923,827
Other borrowed funds	759,479	759,479	1,041,049	1,078,392
Stockholders’ equity	61,155	81,075	151,422	213,721
Allowance for loan losses	164,494	170,664	139,455	137,165
Non-performing assets(2)	344,362	453,510	347,795	280,377

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

	Three Months Ended
(Dollars in thousands — except per share amounts)	12/31/2008	9/30/2008	6/30/2008	3/31/2008

Operations Data:
Net interest income	$32,707	$29,954	$33,421	$35,066
Provision for loan losses	92,970	46,964	9,400	10,393
Net gain (loss) on sale of loans	(228)	808	2,243	2,984
Real estate investment partnership revenue	1,836	—	—	457
Other non-interest income	7,905	7,439	9,566	10,121
Real estate investment partnership cost of sales	1,191	—	—	548
Other non-interest expense	117,066	30,167	26,791	29,249
Income (loss) before income taxes	(169,007)	(38,930)	9,039	8,438
Income taxes (benefit)	(1,899)	(15,618)	3,566	2,838
Net income (loss)	(167,108)	(23,312)	5,473	5,600
Income (loss) attributable to non-controlling interest in real estate partnerships	150	(13)	(39)	(43)
Preferred stock dividends and discount accretion
Net income (loss) available to common equity of
Anchor BanCorp	(167,258)	(23,299)	5,512	5,643

Selected Financial Ratios (1):
Yield on earning assets	5.69%	5.59%	6.05%	6.10%
Cost of funds	2.81	3.00	3.22	3.31
Interest rate spread	2.88	2.59	2.83	2.79
Net interest margin	2.88	2.62	2.87	2.84
Return on average assets	(13.72)	(1.89)	0.44	0.43
Return on average equity	(242.66)	(27.69)	6.37	6.56
Average equity to average assets	5.66	6.84	6.93	6.55
Non-interest expense to average assets	9.70	2.45	2.15	2.27

Per Share:
Basic earnings (loss) per common share	$(7.96)	$(1.11)	$0.26	$0.27
Diluted earnings (loss) per common share	(7.96)	(1.11)	0.26	0.27
Dividends per common share	0.01	0.10	0.18	0.18
Book value per common share	6.80	14.76	16.00	16.17

Financial Condition:
Total assets	$4,798,847	$4,928,074	$4,949,335	$5,149,557
Loans receivable, net
Held for sale	32,139	4,099	6,619	9,669
Held for investment	3,948,065	4,069,369	4,129,075	4,202,833
Deposits and accrued interest	3,413,449	3,349,335	3,406,975	3,539,994
Other borrowed funds	1,152,112	1,210,562	1,147,329	1,206,761
Stockholders’ equity	146,662	317,501	343,599	345,116
Allowance for loan losses	122,571	64,614	40,265	38,285
Non-performing assets(2)	410,695	184,754	147,036	112,305

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

Critical Accounting Policies
           There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss).

•	The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The allowance is comprised of both a specific and general component. Specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors pursuant to ASC 450-2 “Loss Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance we have segregated the loan portfolio by collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each collateral type, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off ratios. It is our intention to utilize a period of activity that we believe to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience.

In addition to the historical loss factor, we consider the impact of the following qualitative factors: changes in lending policies, procedures and practices, economic and industry trends and conditions, experience, ability and depth of lending management, level of and trends in past dues and delinquent loans, changes in the quality of the loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in credit concentrations, and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, we compare the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. We will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in our portfolio.

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

We consider the allowance for loan losses at December 31, 2009 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.
•	Mortgage servicing rights are established on loans that are originated and subsequently sold with servicing retained. A portion of the loan’s book basis is allocated to mortgage servicing rights at the time of sale. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market participant assumptions for prepayments or defaults, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

•	The Corporation provides for federal income taxes with a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. The Corporation regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Corporation’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Corporation’s evaluation is based on current tax laws as well as management’s expectations of future performance.

As a result of its evaluation, the Corporation has recorded a full valuation allowance on its net deferred tax asset.

RESULTS OF OPERATIONS
General. Net income for the three and nine months ended December 31, 2009 increased $158.1 million or 94.6% to a net loss of $9.0 million from a net loss of $167.1 million and increased $41.0 million or 22.2% to a net loss of $143.9 million from a net loss of $184.9 million as compared to the same respective periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to a decrease in provision for loan losses of $82.5 million, a decrease in non-interest expense of $81.8 million and an increase in non-interest income of $6.1 million, which were partially offset by a decrease in net interest income of $10.4 million and a decrease in income tax benefit of $1.9 million. The increase in net income for the nine-month period compared to the same period last year was largely due to a decrease in provision for loan losses of $7.6 million, a decrease in non-interest expense of $60.9 million and an increase in non-interest income of $16.5 million, which were partially offset by a decrease in income tax benefit of $14.0 million and a decrease in net interest income of $30.0 million.
Net Interest Income. Net interest income decreased $10.4 million or 31.7% and $30.0 million or 31.1% for the three and nine months ended December 31, 2009, respectively, as compared to the same respective periods in the prior year. Interest income decreased $11.1 million or 17.2% for the three months ended December 31, 2009 as compared to the same period in the prior year. Interest expense decreased $745,000 or 2.3% for the three months ended December 31, 2009 as compared to the same period in the prior year. Interest income decreased $30.1 million or 15.1% for the nine months ended December 31, 2009 as compared to the same period in the prior year. Interest expense decreased $229,000 or 0.2% for the nine months ended December 31, 2009 as compared to the same period in the prior year. The net interest margin decreased to 2.05% for the three-month period ended December 31, 2009 from 2.88% for the three-month period in the prior year and decreased to 1.87% for the nine-month period ended December 31, 2009 from 2.79% for the same period in the prior year. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 5.69% to 4.92% during the three months and from 5.78% to 4.79% during the nine months ended December 31, 2009 and 2008, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of interest income on non-accrual loans as well as the decline in interest rates. The interest rate spread decreased to 2.13% from 2.88% for the three-month period and decreased to 1.93% from 2.77% for the nine-month period ended December 31, 2009 as compared to the same respective periods in the prior year.
Interest income on loans decreased $11.5 million or 19.1% and $33.3 million or 18.0%, for the three and nine months ended December 31, 2009, as compared to the same respective periods in the prior year. These decreases were primarily attributable to a decrease of 34 basis points in the average yield on loans to 5.56% from 5.90% for the three-month period and a decrease of 52 basis points to 5.47% from 5.99% for the nine-month period. The decrease in the yield on loans was due to the level of loans on non-accrual status as well as a modest decline in rates on loans. In addition, the average balances of loans decreased $580.4 million in the three months and decreased $420.1 million in the nine months ended December 31, 2009, respectively, as compared to the same periods in the prior year.
Interest income on mortgage-related securities increased $874,000 or 23.4% and increased $4.3 million or 38.5% for the three- and nine-month periods ended December 31, 2009, as compared to the same respective periods in the prior year, primarily due to an increase of $182.1 million in the three-month average balance and an increase of $172.6 million in the nine-month average balance of mortgage-related securities. The increase in the average balance of mortgage-related securities is due to the purchase of securities (all of which were rated AAA). This increase was offset by a decrease of 142 basis points in the average yield on mortgage-related securities to 4.06% from 5.48% for the three-month period and a decrease of 82 basis points in the average yield on mortgage-related securities to 4.60% from 5.42% for the nine-month period. This decrease reflects management’s change in mix of mortgage-related securities to a lower risk weighted category. Interest income on investment securities (including Federal Home Loan Bank stock) decreased $634,000 or 77.5% and $1.4 million or 60.2%, respectively, for the three- and nine-month periods ended December 31, 2009 as compared to the same respective periods in the prior year. The decreases for the three- and nine-month periods were due to a decrease in the average balances as well as a decrease in the average yield. Interest income on interest-bearing deposits increased $138,000 and $369,000, respectively, for the three and nine months ended December 31, 2009 as compared to the same respective periods in 2008, primarily due to an increase in the average balances offset by decreases in the average yields for the three- and nine-month periods.

Interest expense on deposits decreased $324,000 or 1.5% and decreased $3.9 million or 5.4%, respectively, for the three and nine months ended December 31, 2009, as compared to the same respective periods in 2008. These decreases were primarily attributable to a decrease of 27 basis points in the weighted average cost of deposits to 2.29% from 2.56% and a decrease of 46 basis points in the weighted average cost of deposits to 2.37% from 2.83% for the three and nine months ended December 31, 2009, respectively, as compared to the same respective periods in the prior year, partially offset by an increase in the average balance of deposits and accrued interest of $328.7 million and $445.8 million for the respective three- and nine-month periods. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on other borrowed funds decreased $421,000 or 4.1% and increased $3.7 million or 11.9%, respectively, during the three and nine months ended December 31, 2009, as compared to the same respective periods in the prior year. The weighted average cost of other borrowed funds increased 167 basis points to 5.24% from 3.57% for the three-month period and increased 135 basis points to 4.89% from 3.54% for the nine-month period ended December 31, 2009, respectively, as compared to the same respective periods last year due to the fact that borrowings were prepaid and a prepayment fee was incurred. For the three- and nine-month periods ended December 31, 2009, the average balance of other borrowed funds decreased $403.0 million and $221.4 million, respectively, as compared to the same respective periods in 2008.
Provision for Loan Losses. Provision for loan losses decreased $82.5 million or 88.8% for the three-month period and decreased $7.6 million or 5.1% for the nine-month period ended December 31, 2009, as compared to the same respective periods last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended December 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)

			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,579,901	$36,293	5.63%	$3,043,654	$44,779	5.88%
Consumer loans	749,605	9,433	5.03	783,251	11,733	5.99
Commercial business loans	160,362	2,819	7.03	243,317	3,530	5.80

Total loans receivable (2) (3)	3,489,868	48,545	5.56	4,070,222	60,042	5.90
Mortgage-related securities (4)	455,290	4,617	4.06	273,161	3,743	5.48
Investment securities (4)	22,504	184	3.27	96,607	818	3.39
Interest-bearing deposits	333,038	208	0.25	51,048	70	0.55
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,355,529	53,554	4.92	4,545,867	64,673	5.69

Non-interest-earning assets	225,160			329,137

Total assets	$4,580,689			$4,875,004

Interest-Bearing Liabilities
Demand deposits	$954,070	1,264	0.53	$1,008,069	1,965	0.78
Regular passbook savings	250,920	189	0.30	231,909	191	0.33
Certificates of deposit	2,505,292	19,825	3.17	2,141,593	19,446	3.63

Total deposits and accrued interest	3,710,282	21,278	2.29	3,381,571	21,602	2.56
Other borrowed funds	759,479	9,943	5.24	1,162,451	10,364	3.57

Total interest-bearing liabilities	4,469,761	31,221	2.79	4,544,022	31,966	2.81

Non-interest-bearing liabilities	39,217			55,277

Total liabilities	4,508,978			4,599,299
Stockholders’ equity	71,711			275,705

Total liabilities and stockholders’ equity	$4,580,689			$4,875,004

Net interest income/interest rate spread (5)		$22,333	2.13%		$32,707	2.88%

Net interest-earning assets	$(114,232)			$1,845

Net interest margin (6)			2.05%			2.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			1.00

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost (1)	Balance	Interest	Cost (1)

			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,753,635	$113,642	5.50%	$3,113,820	$139,223	5.96%
Consumer loans	767,899	29,764	5.17	755,014	34,848	6.15
Commercial business loans	183,853	8,480	6.15	256,696	11,132	5.78

Total loans receivable (2) (3)	3,705,387	151,886	5.47	4,125,530	185,203	5.99
Mortgage-related securities (4)	445,838	15,367	4.60	273,218	11,099	5.42
Investment securities (4)	42,578	954	2.99	99,722	2,398	3.21
Interest-bearing deposits	459,167	838	0.24	44,614	469	1.40
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,707,799	169,045	4.79	4,597,913	199,169	5.78

Non-interest-earning assets	256,549			329,397

Total assets	$4,964,348			$4,927,310

Interest-Bearing Liabilities
Demand deposits	$948,146	3,967	0.56	$1,056,013	8,035	1.01
Regular passbook savings	246,178	535	0.29	232,930	740	0.42
Certificates of deposit	2,657,762	63,949	3.21	2,117,346	63,567	4.00

Total deposits and accrued interest	3,852,086	68,451	2.37	3,406,289	72,342	2.83
Other borrowed funds	937,506	34,407	4.89	1,158,941	30,745	3.54

Total interest-bearing liabilities	4,789,592	102,858	2.86	4,565,230	103,087	3.01

Non-interest-bearing liabilities	37,700			44,938

Total liabilities	4,827,292			4,610,168
Stockholders’ equity	137,056			317,142

Total liabilities and stockholders’ equity	$4,964,348			$4,927,310

Net interest income/interest rate spread (5)		$66,187	1.93%		$96,082	2.77%

Net interest-earning assets	$(81,793)			$32,683

Net interest margin (6)			1.87%			2.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income increased $6.1 million or 64.2% to $15.6 million and increased $16.4 million or 55.7% to $46.0 million for the three and nine months ended December 31, 2009, respectively, as compared to $9.5 million and $29.6 million for the same respective periods in 2008. The increase for the three-month period ended December 31, 2009 was primarily due to the increase in net gain on investments and mortgage-related securities of $7.2 million as a result of the gain on sale of agency securities. In addition, net gain on sale of loans increased $3.0 million due to an increase in refinancing activity, investment and insurance commissions increased $99,000 and other non-interest income increased $97,000. These increases were partially offset by a decrease in real estate investment partnership revenue of $1.8 million as well as a decrease in other revenue from real estate partnership operations of $1.7 million, both due to the fact that IDI sold its interest in the majority of the real estate segment in the previous quarter. In addition, net impairment losses recognized in earnings increased $346,000, loan servicing income decreased $206,000 and credit enhancement income decreased $188,000 for the three-month period ended December 31, 2009, as compared to the same respective period in the prior year. The increase for the nine-month period ended December 31, 2009 was primarily due to the increase in net gain on investments and mortgage-related securities of $12.7 million as a result of the gain on sale of agency securities. In addition, net gain on sale of loans increased $12.4 million due to an increase in refinancing activity. These increases were partially offset by a decrease in loan servicing income of $2.3 million due to increased amortization of mortgage servicing rights, a decrease in real estate investment partnership revenue of $1.8 million and a decrease in other revenue from real estate partnership operations of $1.8 million, both due to the fact that IDI sold its interest in the majority of the real estate segment in the previous quarter. In addition, other non-interest income decreased $961,000 mainly due to a decline in fee income from loans, net impairment losses recognized in earnings increased $745,000 due to the fact that a new accounting standard was adopted since the prior year, investment and insurance commissions decreased $553,000 due to a decline in securities commission income and credit enhancement income decreased $388,000 for the nine-month period ended December 31, 2009, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense decreased $81.8 million or 69.1% to $36.5 million and decreased $60.9 million or 34.7% to $114.3 million for the three and nine months ended December 31, 2009, respectively, as compared to $118.3 million and $175.2 million for the same respective periods in 2008. The decrease for the three-month period was primarily due to the write down of goodwill due to impairment of $72.2 million in the prior year. In addition, other expense from real estate partnership operations decreased $7.0 million and real estate investment partnership cost of sales decreased $1.2 million, both due to the fact that IDI sold its interest in the majority of the real estate segment in the previous quarter. Also, mortgage servicing rights impairment decreased $3.0 million due to an increase in interest rates on residential loans, net expense from REO operations decreased $2.2 million due to a decrease in the provision for REO losses, compensation expense decreased $1.4 million mainly due to a decline in benefits expense, furniture and equipment expense decreased $353,000 and marketing expense decreased $185,000. These decreases were partially offset by an increase in other non-interest expense of $3.0 million primarily due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices, an increase in federal insurance premiums of $2.5 million mainly due to a special assessment and an increase in occupancy expense of $99,000 for the three months ended December 31, 2009 as compared to the same period in the prior year. The decrease for the nine-month period was primarily due to the write down of goodwill due to impairment of $72.2 million in the prior year. In addition, other expense from real estate partnership operations decreased $7.2 million and real estate investment partnership cost of sales decreased $1.2 million, both due to the fact that IDI sold its interest in the majority of the real estate segment in the previous quarter. Also, mortgage servicing rights impairment decreased $4.3 million due to an increase in interest rates on residential loans, compensation expense decreased $1.1 million mainly due to a decline in benefits expense, marketing expense decreased $498,000 and furniture and equipment expense decreased $404,000. These decreases were partially offset by an increase in other non-interest expense of $8.1 million due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices, an increase in federal insurance premiums of $7.0 million mainly due to a special assessment, an increase in net expense from REO operations of $6.9 million due to additional write downs, an increase in the impairment of foreclosure cost advances $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable and an increase in occupancy expense of $185,000 for the nine months ended December 31, 2009 as compared to the same period in the prior year.

Income Taxes. The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2005-2008 remain open to examination by the U.S. federal and state jurisdictions to which we are subject.
Income tax benefit decreased $1.9 million or 100.2% and decreased $14.0 million or 100.0% during the three and nine months ended December 31, 2009, as compared to the same respective periods in 2008. This decrease was due to the tax benefit from the net operating loss being offset by the charge to taxes related to the valuation allowance against net deferred tax assets. The effective tax rate was 0% for the three- and nine-month periods ended December 31, 2009 due to the $7.1 million and $56.3 million valuation allowance charge in each respective period. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. This rate compared to 1.1% and 7.0% for the same respective period last year.
FINANCIAL CONDITION
During the nine months ended December 31, 2009, the Corporation’s assets decreased by $814.5 million from $5.27 billion at March 31, 2009 to $4.46 billion at December 31, 2009. The majority of this decrease was attributable to a decrease of $639.5 million in loans receivable, a decrease of $101.5 million in cash and cash equivalents as well as a decrease of $60.3 million in investment securities available for sale, which were partially offset by a $40.7 million increase in mortgage-related securities available for sale.
Total loans (including loans held for sale) decreased $639.5 million during the nine months ended December 31, 2009. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank (FHLB) of $1.12 billion, (ii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $681.5 million, (iii) the securitization of mortgage loans to agency mortgage-backed securities of $48.9 million, (iv) transfer to foreclosed properties and repossessed assets of $20.9 million and (v) originations, refinances and purchases of $1.23 billion.
Mortgage-related securities (both available for sale and held to maturity) increased $40.7 million during the nine months ended December 31, 2009 as a result of purchases of $437.1 million and the securitization of mortgage loans to agency mortgage-backed securities of $48.9 million, which were partially offset by sales of $354.6 million, principal repayments of $84.4 million and fair value adjustments of $6.4 million in this period. Mortgage-related securities consisted of $60.8 million of mortgage-backed securities and $387.2 million of corporate collateralized mortgage obligations (“CMOs”) and real estate mortgage investment conduits (“REMICs”) issued by government agencies at December 31, 2009.
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
Investment securities decreased $60.3 million during the nine months ended December 31, 2009 as a result of sales, maturities, amortization and fair value adjustments of $78.8 million of U.S. Government and agency securities, which were partially offset by purchases of $18.5 million of such securities.
Federal Home Loan Bank (“FHLB”) stock remained constant during the nine months ended December 31, 2009. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC Form 10-Q as of September 30, 2009 announcing its financial results for the third quarter of 2009. The FHLB of Chicago reported net loss of $150 million for third quarter of 2009, compared to net income of $33 million in the same period of the previous year. This $183 million decrease in net income was due to increases in other-than-temporary impairment charges of $160 million and a decrease in derivatives and hedging activities income of $132 million. These items were partially offset by an increase in net interest income of $91 million. The FHLB of Chicago is under a cease and desist order that restricts capital stock repurchases and redemptions. The FHLB of Chicago reported regulatory capital at September 30, 2009 of 5.16%, which was above its regulatory requirement of 4.76%. The FHLB of Chicago did not pay any dividends in 2008. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of December 31, 2009. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Foreclosed properties and repossessed assets decreased $12.2 million to $40.4 million at December 31, 2009 from $52.6 million at March 31, 2009 due to (i) sales of $19.3 million and (ii) additional write downs of various properties of $13.7 million. These decreases were partially offset by (i) transfers in of $20.9 million.
Net deferred tax assets decreased $16.2 million to zero at December 31, 2009 from $16.2 million at March 31, 2009 due to the recognition of all available recoverable income taxes as a result of the net loss for the period. An allowance of $56.3 million was placed on the deferred tax asset during the nine months ended December 31, 2009. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not. It is uncertain if the Corporation can generate taxable income in the near future.
Total liabilities decreased $661.5 million during the nine months ended December 31, 2009. This decrease was largely due to a $325.6 million decrease in deposits and accrued interest, a $318.9 million decrease in other borrowed funds and a $16.9 million decrease in other liabilities. Brokered deposits totaled $218.8 million or approximately 6.1% of total deposits at December 31, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $152.6 million during the nine months ended December 31, 2009 as a net result of (i) comprehensive loss of $148.8 million, (ii) accrual of dividends on preferred stock of $4.1 million and (iii) tax benefit from stock-related compensation of $194,000. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $566,000.

ASSET QUALITY
The composition of non-performing loans is summarized as follows for the dates indicated:

	December 31, 2009			March 31, 2009
	Non-		Percent of	Non-		Percent of
	Performing	%	Total Loans	Performing	%	Total Loans
			(Dollars in Thousands)
Single-family residential	$48,594	16.0%	1.36%	$31,868	14.0%	0.78%
Multi-family residential	38,191	12.6%	1.07%	50,090	22.0%	1.22%
Commercial real estate	78,260	25.7%	2.18%	56,972	25.0%	1.39%
Construction and land	112,554	37.0%	3.14%	70,536	31.0%	1.72%
Consumer	6,367	2.1%	0.18%	3,525	1.5%	0.09%
Commercial business	19,976	6.6%	0.56%	14,823	6.5%	0.36%

Total Non-Performing Loans	$303,942	100.0%	8.48%	$227,814	100.0%	5.54%

The composition of non-performing assets is summarized as follows for the dates indicated:

	At December 31,	At March 31,
	2009	2009
	(Dollars in Thousands)
Total non-accrual loans	$250,994	$166,354
Troubled debt restructurings — non-accrual (2)	52,948	61,460
Other real estate owned (OREO)	40,420	52,563

Total non-performing assets	$344,362	$280,377

Total non-performing loans to total loans (1)	8.48%	5.54%
Total non-performing assets to total assets	7.72	5.32
Allowance for loan losses to total loans (1)	4.59	3.34
Allowance for loan losses to total non-performing loans	54.12	60.21
Allowance for loan and foreclosure losses to total non-performing assets	51.55	52.08

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date.
Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $76.1 million during the nine months ended December 31, 2009. Non-performing assets increased $64.0 million to $344.4 million at December 31, 2009 from $280.4 million at March 31, 2009 and increased as a percentage of total assets to 7.72% from 5.32% at such dates, respectively. The increase in non-performing loans at December 31, 2009 was the result of an increase of $42.0 million in non-performing construction and land loans, $21.3 million in non-performing commercial real estate loans, $16.7 million in non-performing single-family residential loans, $5.2 million in non-performing commercial business loans and $2.8 million in non-performing consumer loans offset by a $11.9 million decrease in non-performing multi-family loans. On a linked-quarter basis, non-performing loans decreased $111.1 million, or 26.7% at December 31, 2009 from $415.1 million at September 30, 2009.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.
The decrease in loans considered troubled debt restructurings of $8.6 million to $52.9 million at December 31, 2009 from $61.5 million at March 31, 2009 is a result of continued efforts by the Corporation to work with their borrowers experiencing financial difficulties. At December 31, 2009 there have been several opportunities to transfer a loan from non-accrual troubled debt restructuring status to accrual troubled debt restructuring because they have been performing according to terms of the restructuring for six months or more. As time passes and borrowers continue to perform in accordance with the restructured loan terms, we expect a portion of this balance to be returned to accrual status.
Beginning late in the first quarter of fiscal 2010, management began significant efforts in the credit risk area to obtain a thorough understanding of the risk within the loan portfolio and to take action to eliminate or limit any further material adverse consequences. These efforts include the following:
1.	Realigned corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated:
•	Appointed a Chief Credit Risk Officer responsible for overseeing all aspects of corporate risk.

•	Created a Special Assets Group to properly assess potential collateral shortfall exposure and to develop workout plans.
2.	Created and implemented a new loan risk rating system using qualitative metrics to identify loans with potential risk so they could be properly classified and monitored.

3.	Implemented a new enhanced impairment analysis to evaluate all classified loans.

4.	Introduced a new Allowance for Loan and Lease Policy that improves the timeliness of specific reserves taken for the allowance for loan and lease calculation.

5.	Analyzed the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value.

6.	Established an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology.

7.	Began proactive monitoring of matured and delinquent loans.

8.	Proactively reviewing the performing (non-impaired) portfolio for performance issues.

9.	Classified assets are reviewed on a monthly basis.
As a result of these continued efforts management has a clearer understanding of the non-performing loans and related probable and inherent losses within the loan portfolio. While no assurances can be given as to whether significant increases in the level of non-performing loans and the ALLL through additional provisions for loan losses will be required in the future, we believe the magnitude of the initial increase in non-performing loans and in the level of non-performing loans and the provisions that were taken in fiscal 2009 and for the nine months ended December 31, 2009 are a result of our efforts described above and are not indicative of a trend for the future.

Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) decreased $12.1 million during the nine months ended December 31, 2009. Individual Properties included in OREO at December 31, 2009 with a recorded balance in excess of $1 million are listed below:

				Most
		Carrying	Date	Recent
		Value	Placed in	Appraisal
Description	Location	(in millions)	OREO	Date

Construction company/equipment	Southern Wisconsin	$2.9	1/29/2009	N/A
Commercial building/various properties	Northeast Wisconsin	1.2	11/25/2009	12/11/2009
Partially constructed condominium and retail complex	Southern Wisconsin	5.6	12/31/2008	11/1/2008
Condo units/single family residence	Northeast Wisconsin	1.5	12/30/2009	3/1/2009
Commercial building/vacant land	Northeast Wisconsin	1.5	12/29/2009	9/1/2009
Partially constructed condominium project	Central Wisconsin	13.0	3/31/2009	1/1/2006
Property secured by CBRF	Northeast Wisconsin	4.2	12/31/2008	3/1/2009
Several single family properties	Minnesota	4.6	9/16/2008	11/1/2009
Commercial building	Southern Wisconsin	1.3	4/27/2009	7/11/2008
Commercial/various properties	Central Wisconsin	2.9	11/3/2009	4/1/2009
Commercial building	Central Wisconsin	1.0	8/31/2009	2/26/2009
Other properties individually less than $1 million		13.7
Valuation allowance on OREO		(13.0)

		$40.4

Some properties were transferred to OREO at a value that was based upon a discounted cash flow of the property upon completion of the project. Factors that were considered include the cost to complete a project, absorption rates and projected sales of units. The appraisal received at the time the loan was made is no longer considered applicable and therefore the properties are analyzed on a periodic basis to determine the current net realizable value.
On a quarterly basis, the Corporation reviews its list prices of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis by brokers. The valuation allowance on OREO is due to the slow real estate market.
At December 31, 2009, the Corporation had $433.4 million of impaired loans. At March 31, 2009, impaired loans were $227.8 million. Total impaired loans have increased $205.6 million since March 31, 2009 as a result of certain steps taken by the Corporation in an effort to eliminate or limit any further deterioration as previously discussed. The timing of the identification of impaired loans was accelerated as a result of the efforts previously discussed. A loan is defined as impaired in the accounting guidance when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans considered trouble debt restructurings (TDRs), all loans 90 days or more delinquent, matured loans and loans less than 90 days delinquent and for which management has determined a loss is probable. A summary of the details regarding impaired loans follows:

	At December 31,	At March 31,
	2009	2009	2008	2007
		(In Thousands)
Impaired loans with valuation reserve required	$79,053	$124,179	$52,866	$2,130

Impaired loans without a specific reserve	354,367	103,635	51,192	45,718

Total impaired loans	433,420	227,814	104,058	47,848

Less:
Specific valuation allowance	(19,067)	(30,799)	(17,639)	(517)

	$414,353	$197,015	$86,419	$47,331

Average impaired loans	$347,726	$194,923	$67,138	$26,458

Interest income recognized on impaired loans	$10,858	$9,484	$107	$44

Loans on non-accrual status	$250,994	$166,354	$101,241	$47,040

Troubled debt restructurings — accrual	$129,478	$—	$—	$—

Troubled debt restructurings — non-accrual	$52,948	$61,460	$400	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
The following table sets forth information relating to the Corporation’s loans that were less than 90 days delinquent at the dates indicated.

	At December 31,	At March 31,
	2009	2009	2008	2007
		(In Thousands)
30 to 59 days	$44,891	$57,746	$66,617	$12,776
60 to 89 days	26,977	20,927	12,928	5,414

Total	$71,868	$78,673	$79,545	$18,190

Delinquent loans decreased $6.8 million to $71.9 million at December 31, 2009 from $78.7 million at March 31, 2009 as a result of increased monitoring and loss mitigation efforts.
The Corporation’s loan portfolio, foreclosed properties and repossessed assets are evaluated on a continuing basis to determine the necessity for additions and recaptures to the allowance for loan losses and the related adequacy of the balance in the allowance for loan losses account. See the discussion on the allowance for loan losses under the Significant Accounting Policies section for a discussion of our methodology. Foreclosed properties are recorded at fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to foreclosed property. Subsequent decreases in the valuation of foreclosed properties are recorded as a write-down of the foreclosed property with a corresponding charge to expense. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers.

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
		(Dollars In Thousands)
Allowance at beginning of period	$170,664	$64,614	$137,165	$38,285
Charge-offs:
Single-family residential	(1,966)	(1,217)	(5,447)	(6,046)
Multi-family residential	(689)	(2,888)	(9,692)	(4,215)
Commercial real estate	(5,541)	(11,358)	(33,187)	(20,513)
Construction and land	(3,698)	(11,512)	(43,080)	(12,989)
Consumer	(563)	(802)	(1,798)	(1,282)
Commercial business	(4,674)	(7,451)	(23,588)	(21,165)

Total charge-offs	(17,131)	(35,228)	(116,792)	(66,210)
Recoveries:
Single-family residential	18	1	138	82
Multi-family residential	—	—	55	—
Commercial real estate	3	181	585	—
Construction and land	—	—	119	690
Consumer	3	16	28	26
Commercial business	481	17	1,440	364

Total recoveries	505	215	2,365	1,162

Net (charge-offs) recoveries	(16,626)	(35,013)	(114,427)	(65,048)
Provision for loan losses	10,456	92,970	141,756	149,334

Allowance at end of period	$164,494	$122,571	$164,494	$122,571

Net charge-offs to average loans	(1.91)%	(3.44)%	(4.12)%	(2.10)%

Although management believes that the December 31, 2009 allowance for loan losses is adequate there can be no assurance that future adjustments to the allowance, through increased provision for loan losses, will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to achieve strong asset quality.
LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and the receipt of funding from the U.S. Treasury through the Capital Purchase Program (“CPP”), the Bank is currently not allowed to pay dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. We use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of December 31, 2009. In addition as of December 31, 2009, the Corporation had outstanding borrowings from the FHLB of $583.2 million, out of our maximum borrowing capacity of $762.4 million, from the FHLB at this time.

On January 30, 2009, as part of the United States Department of the Treasury (the “UST”) Capital Purchase Program, the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) issued 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during the quarters ending June 30, 2009, September 30, 2009 and December 31, 2009. If the Corporation defers the quarterly dividend payment six times (whether consecutive or not), the Corporation’s Board shall automatically expand by two members and UST (or the then current holder of the preferred stock) may elect two directors at the next annual meeting and at every subsequent annual meetings until the dividend is paid in full. The Corporation may not redeem the Preferred Stock during the first three years following issuance except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.
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
As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase up to 7,399,103 shares (the “Warrant Shares”) of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16,500,000. The term of the Warrant is ten years. Exercise of the Warrant was subject to the receipt by the Corporation of shareholder approval which was received at the 2009 annual meeting of shareholders. The Warrant provides for the adjustment of the exercise price should the Corporation not receive shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
The terms of the UST’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and Warrants in the Bank as Tier 1 capital.
At December 31, 2009, the Bank had outstanding commitments to originate loans of $15.7 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $242.6 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2009 amounted to $1.80 billion. Scheduled maturities of borrowings during the same period totaled $153.0 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (MPF Program). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6 million at December 31, 2009 related to approximately $979.9 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses through the MPF Program will be incurred under the credit enhancement obligation. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2009, the Bank had $218.8 million of brokered deposits. At December 31, 2009, the Bank was under a cease and desist agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.
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
The Cease and Desist Orders also required that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank was required to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses. The Bank has completed these reviews.
At September 30, 2009 and December 31, 2009, the Bank had a core capital ratio of 4.28 percent and 4.32 percent, respectively, and a total risk-based capital ratio of 7.59 percent and 7.89 percent, respectively, each below the required capital ratios set forth above. The Corporation has signed the Stock Purchase Agreement and Loan Agreement with Badger Anchor Holdings, LLC, to raise capital to meet the capital ratios. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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
On December 1, 2009, the Corporation entered into agreements with Badger Anchor Holdings, LLC (“Badger Holdings”), pursuant to which Badger Holdings will make up to a $400 million investment in the Corporation including a term loan in the aggregate principal amount of $110 million (the “Transaction”).
Pursuant to the Transaction, Badger Holdings will purchase up to 483,333,333 shares of common stock at $0.60 per share and will provide the Corporation with a term loan in the aggregate principal amount of $110 million, which will be convertible into shares of the Corporation’s common stock at a conversion price equal to the lower of $0.60 per share or the per share tangible book value measured as of the last day of the most recently completed month preceding the month in which the conversion occurred.
In connection with the proposed Transaction, the Corporation will also offer up to 166 million shares of common stock to its shareholders of record on November 23, 2009, at a price of $0.60 per share. In connection with the additional offering of up to 166 million shares, a registration statement will be filed with the Securities and Exchange Commission.
Consummation of the proposed Transaction is subject to a number of conditions, including: (i) resolution satisfactory to Badger Holdings of the Corporation’s outstanding loan from U.S. Bank and others in the aggregate principal amount of $116 million; (ii) conversion into common stock of the shares of preferred stock and warrants issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program at an acceptable conversion rate; (iii) shareholder approval of the Transaction; (iv) receipt of all required regulatory approvals; (v) the absence of certain material adverse developments with respect to the Corporation and its business and (iv) other terms and conditions typical of similar transactions.
The underlying agreements to the transaction also provide that Badger Holdings will receive fees totaling five percent of the sum of the amount of the investment pursuant to the Stock Purchase Agreement and the aggregate principal amount of the loan pursuant to the Loan Agreement, plus five percent of the amount by which the outstanding indebtedness under the Corporation’s existing outstanding loan from U.S. Bank is reduced and/or converted to equity.
In accordance with the Stock Purchase Agreement, the Corporation will enter into a registration rights agreement with Badger Holdings at the closing of the Transaction.
Upon the completion of the proposed Transaction, assuming the maximum number of shares are purchased by Badger Holdings, current shareholders of the Corporation would own less than 5 percent of the Corporation’s outstanding common shares and Badger Holdings would own more than 80 percent of the Corporation’s outstanding shares. Badger Holdings will be registered as a savings and loan holding company.
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At December 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$192,745	4.32%	$134,003	3.00%	$223,338	5.00%
Risk-based capital (to risk-based assets)	230,926	7.89	234,254	8.00	292,818	10.00
Tangible capital (to tangible assets)	192,745	4.32	67,001	1.50	N/A	N/A

At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$324,130	6.17%	$157,527	3.00%	$262,545	5.00%
Risk-based capital (to risk-based assets)	370,680	10.20	290,670	8.00	363,338	10.00
Tangible capital (to tangible assets)	324,130	6.17	78,763	1.50	N/A	N/A

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
	(In Thousands)
Stockholders’ equity of the Bank	$187,260	$322,505
Less: Goodwill and intangible assets	(4,250)	(4,725)
Disallowed servicing assets	(1,617)	—
Accumulated other comprehensive income	11,352	6,350

Tier 1 and tangible capital	192,745	324,130
Plus: Allowable general valuation allowances	38,181	46,550

Risk-based capital	$230,926	$370,680

Credit Agreement
On December 22, 2009, we entered into Amendment No. 5 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, (the “Credit Agreement,”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2010. The Corporation incurred an amendment fee of $1.2 million that is being amortized to interest expense.
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 8% per annum up to and including December 31, 2009 and at all times thereafter at a floating rate per annum equal to the prime rate announced by the Agent from time to time, plus a “Deferred Interest Rate” of 4.0% per annum up to and including December 31, 2009 and at all times thereafter, the difference at any time between 12.0% per annum and the Base Rate. Interest accruing at the Base Rate is due on the last day of each month and on May 31, 2010 (the “Maturity Date”); interest accruing at the Deferred Interest Rate is due on the earlier of (i) the date the Loans are paid in full or (ii) the Maturity Date.
Within two business days after the Corporation has knowledge of the event, the CFO shall submit a statement describing (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement or a default or an event of default under any other material agreement to which the Corporation or Bank is a party, including that certain Stock Purchase Agreement and Loan Agreement between the Corporation and Badger Anchor Holdings, LLC, together with a statement of the actions which the Corporation proposes to take and (ii) any pending or threatened litigation or certain administrative proceedings.
Within 15 days after the end of each month, the Corporation’s president or vice president shall submit a certificate indicating whether the Corporation is in compliance with the following financial covenants:
•	The Bank shall maintain a Tier 1 Leverage Ratio of not less than (i) 4.00% at all times during the period ending February 28, 2010 and (ii) 4.25% at all times thereafter.

•	The Bank shall maintain a Total Risk Based Capital ratio of not less than (i) 7.25% at all times during the period ending February 28, 2010 and (ii) 7.50% at all times thereafter.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed (i) 13.75% at all times during the period ending January 31, 2010 and (ii) 14.50% at all times thereafter.

The total outstanding balance under the Credit Agreement as of December 31, 2009 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) May 31, 2010. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2009, the Corporation was in compliance with all covenants contained in the Credit Agreement. Under the terms of the Credit Agreement, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. Accordingly, this creates significant uncertainty related to the Corporation’s operations.
GUARANTEES
ASC 460-10-35 “Subsequent Measurement of Guarantees” requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimatable, as those terms are defined in ASC 450-20 “Loss Contingencies.” The recording of the outstanding liability in accordance with ASC 810-10-15 has not significantly affected the Corporation’s consolidated financial condition.
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

		Amount	Amount	Amount	Amount
Subsidiary	Partnership	Guaranteed	Outstanding	Guaranteed	Outstanding
of IDI	Entity	at 3/31/09	at 3/31/09	at 12/31/09	at 12/31/09
		(Dollars in thousands)
N/A	Canterbury Inn Shakopee, LLC	$—	$—	$4,750	$4,379
Davsha III	Indian Palms 147, LLC	1,000	476	—	—
Davsha V	Villa Santa Rosa, LLC	500	346	—	—
Davsha VII	La Vista Grande 121, LLC	15,000	13,742	—	—

Total		$16,500	$14,564	$4,750	$4,379

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
The Bank’s strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements on the net interest margin. As part of this strategy, the Bank sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, and invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, medium-term mortgage-related securities and consumer loans, which generally have shorter terms to maturity and higher interest rates than single-family mortgage loans.
The Bank also originates multi-family residential and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans. Long-term, fixed-rate, single-family residential mortgage loans originated for sale in the secondary market are generally committed for sale at the time the interest rate is locked with the borrower. As such, these loans involve little interest rate risk to the Bank.
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Bank’s cumulative net gap position at December 31, 2009 has not changed significantly since March 31, 2009. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2009.

REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under this program is scheduled to expire on June 30, 2009. As of June 30, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88 million as of December 31, 2009. As of December 31, 2009 the Bank had $60.0 million of bonds issued.
Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•	Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the US government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. We elected to participate in the CPP and received $110 million pursuant to the program.

•	Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for participation or opting out of this program was December 5, 2008. We elected not to opt out of the program.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013, except for IRAs and other certain retirement accounts (including IRAs) which will remain at $250,000 per depositor.
The American Recovery and Reinvestment Act of 2009
On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (“ARRA”) into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under CPP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of CPP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the “senior executive officers,” a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that CPP recipients implement “say on pay” shareholder votes. Further legislation is anticipated to be passed with respect to the economic recovery.
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
Beyond the Corporation’s participation in certain programs, such as CPP, the Corporation will benefit from these programs if they help stabilize the national banking system and aid in the recovery of the housing market.
OTS Order to Cease and Desist
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of December 31, 2009.
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
The Orders also require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, the Bank was required to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank must also submit, and has submitted, to the OTS, within prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.
At September 30, 2009 and December 31, 2009, the Bank had a core capital ratio of 4.28 percent and 4.32 percent, respectively, and a total risk-based capital ratio of 7.59 percent and 7.89 percent, respectively, each below the required capital ratios set forth above. The Corporation has signed the Stock Purchase Agreement and Loan Agreement with Badger, to raise capital to meet the capital ratios. If completed, the Badger Transaction will result in significant dilution for the current common shareholders. If the Badger Transaction is not completed, without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Factors that could affect actual results include but are not limited to; (i) general market rates; (ii) changes in market interest rates and the shape of the yield curve; (iii) general economic conditions; (iv) unfavorable effects of future economic conditions, including inflation and recession; (v) real estate markets; (vi) legislative/regulatory changes; (vii) monetary and fiscal policies of the U.S. Department of the Treasury and the Federal Reserve Board; (viii) changes in the quality or composition of the Bank’s loan and investment portfolios; (ix) demand for loan products; (x) level of loan and mortgage-backed securities repayments; (xi) impact of the Emergency Economic Stabilization Act of 2008; (xii) changes in the U.S. Treasury’s Capital Purchase Program; (xiii) unprecedented volatility in equity, fixed income and other market valuations; (xiv) higher-than-expected credit losses due to business losses, constraints on borrowers’ ability to repay outstanding loans or the diminishment of the value of collateral securing such loans, capital market disruptions, changes in commercial or residential real estate development and real estate prices or other economic factors; (xv) substantial loss of customer deposit accounts; (xvi) soundness of other financial institutions with which the Corporation and the Bank engage in transactions; (xvii) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; (xviii) competition; (xix) success and timing of business strategies and the ability to effectively carry out the Bank’s business plan; (xx) inability to realize the benefits from cost saving initiatives, branch sales and/or branch closings; (xxi) demand for financial services in the Corporation’s market; (xxii) changes under the OTS Cease and Desist Order or Capital Restoration Plan; (xxiii) changes in accounting principles, policies or guidelines; (xxiv) inability to continue to operate as a going concern; (xxv) reduction in the value of certain assets; (xxvi)

inability to meet liquidity needs; (xxvii) inability to raise capital to comply with the requirements of regulators and for continued support of operations; (xxviii) inability to successfully implement out capital restoration plan; and (xxiv) changes in the securities’ markets.
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

Changes in Internal Control Over Financial Reporting

During the nine months ended December 31, 2009, we have implemented a number changes in our internal control structure to address the material weaknesses described above. Following is a description of those changes.
1.	Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained multiple deficiencies that represented material weaknesses. In addition to the hiring of a Chief Credit Risk Officer, the following changes were made to address these material weaknesses:

To ensure early detection of and timely communication to the Board of Directors regarding deteriorating assets, the Corporation:
•	Created and implemented a new loan risk rating system based on qualitative metrics to proactively identify loans with potential risk and move them to a substandard list.

•	Developed a dedicated team to underwrite all new loans, modifications and renewals using the new loan risk rating system.

•	Implemented procedural changes, including a “material change form” to ensure all downgrades are communicated and escalated to management on a timely basis.

•	Began conducting monthly watch list, delinquencies and matured/maturing loan meetings as well as quarterly Portfolio Review meetings.
The Corporation did not have a dedicated team to address loans identified as problem loans. The Corporation created a Special Assets Group to oversee problem loans. The Special Assets Group is responsible for collecting the information to perform analysis in accordance with ASC 310-10-35, assessing potential shortfall exposure, developing workout plans, and making recommendations for the impairment calculation. In addition:
•	Problem loans over $300,000 in total exposure are assigned to a special asset officer that is determined by collateral type.

•	Regular meetings are being held to assess resolution plans for problem loans.

•	Proactive and aggressive steps are being taken to resolve the problem loan, including the obtainment of additional collateral, a loan restructuring or a pay down.
To improve asset tracking and ensure application of a consistent accounting approach for all classified assets the Corporation implemented a new impairment analysis format and reevaluated all classified relationships over $500,000 in order to:
•	Establish standard discount rates for all collateral types.

•	Identify all related entities associated with existing impaired loans thereby ensuring a complete evaluation.

•	Update the impairment evaluation procedure where collateral is the primary repayment source, so that collateral is now evaluated on a loan-by-loan basis.

•	Define the appropriate calculation method for the impairment, collateral or cash flow.

•	Establish a quarterly, independent review by internal audit to validate the impairment analysis

The Corporation did not have a formal process for evaluating loan modifications for the accurate identification of Troubled Debt Restructures. A formal Trouble Debt Restructures (“TDR”) Policy has been developed and implemented as follows:
•	The TDR Policy is incorporated within the ALLL Policy for ease of use and assurance of compliance.

•	The TDR Policy clearly identifies the criteria for designating a loan modification as a TDR and outlines the appropriate measures for those classified as such.

•	TDR Procedures have been developed to support the TDR Policy and ensure its accurate implementation.
To improve the process of computing the allowance for loan and lease loss (“ALLL”) in accordance with ASC 450-2 the Corporation implemented an improved ALLL Policy. The ALLL Policy is designed to streamline and improve the timeliness of specific reserves taken within the ALLL calculation and ensure the historical and qualitative factors used in determining the general reserve are appropriate based on the underlying facts and circumstance within the loan portfolio. Specific changes in the process include the following:
•	Identified specific risk concentrations within the loan portfolio to better track and understand borrower behavior.

•	Developed and analyzed historical charge-off information by risk concentration to identify an appropriate historical look back period to serve as the basis for the historical loss component of the ALLL calculation.

•	Developed qualitative factors using guidance from the December 2006 Interagency Statement on the Allowance for Loan Loss and current informational sources.

•	Developed proper segregation of duties between those individuals responsible for preparing the general reserve portion of the ALLL and the specific reserve portion of the ALLL and those reviewing the overall adequacy of the ALLL.

•	Developed a process to consistently document the ALLL calculation and the underlying support.
2.	Our existing policies and procedures relating to OREO did not provide for sufficient supervisory controls around the valuation and recording of impairment charges for other real estate owned to ensure impairment charges were properly recognized and recorded. The following changes were made to correct these material weaknesses:
•	An asset account has been set up for legal and miscellaneous expenses related to loans that have not completed the foreclosure process and been transferred to OREO but for which the Corporation believes they will be able to recover. This account is now reconciled on a monthly basis and reviewed for collectability in accordance with ASC 450-2.

•	The OREO Policy was improved and implemented. Improvements include ordering appraisals on all OREO at the earlier of in-substance foreclosure or transfer to OREO and subsequently as deemed necessary by management, development of a standard form to determine values for all OREO, development of a checklist to determine the appropriate accounting entries for OREO, including entries related to OREO sales financed by the Bank, reconciliation of OREO accounts monthly and guidelines for accepting or declining offers to purchase.
3.	Our controls over the preparation of consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) were not effective. We have made changes to the financial statement close process as follows to enable us to prepare timely, accurate financial statements in accordance with GAAP:

•	Completion of a GAAP Disclosure Checklist provided by a nationally recognized accounting support vendor on a quarterly basis. This has enabled us to ensure that all required disclosures have been identified and included as deemed necessary.

•	Developed a responsibility matrix and production calendar. The responsibility matrix identifies the preparer, reviewer and backup reviewer as well as a due date, which is determined by the production calendar.

•	Engaged a regional public accounting firm to assist in the preparation of technical accounting memos and oversight of the financial statement production process.
Other than the actions mentioned above, there has been no change in the Corporation’s internal control over financial reporting ((as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management believes that the changes to the Corporation’s internal control over financial reporting identified above will remediate the material weaknesses in internal control described above. However, since testing of the operating effectiveness of these changes is still in process, management has concluded that as of December 31, 2009, the disclosure controls and procedures are not operating in an effective manner.

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
Risks Related to Our Business
We experienced a net loss in the third quarter of fiscal 2010 directly attributable to a substantial deterioration in our land and construction loan portfolio and the resulting increase in our provision for loan losses.

We realized a net loss of $9.0 million in the third quarter of fiscal 2010. The net loss is partially the result of a $10.5 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the level of the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.

At December 31, 2009, our non-performing loans (loans past due 90 days or more) were $303.9 million compared to $227.8 million at March 31, 2009. For the three months ended December 31, 2009, annualized net charge-offs as a percentage of average loans were (1.91)% compared to (3.44)% for the corresponding period in 2008.

At December 31, 2009, approximately 74% of total gross loans were classified as first mortgage loans, with approximately 4% of loans being classified as construction loans and approximately 7% being classified as land loans.

The deterioration in our construction and land loan portfolios has been caused primarily by the weakening economy and the slowdown in sales of the housing market. The local unemployment rate was 8.3% as of December 31, 2009 compared to 9.4% at March 31, 2009. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into non-accrual status.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of December 31, 2009. In addition as of December 31, 2009, the Corporation had outstanding borrowings from the FHLB of $583.2 million, out of our maximum borrowing capacity of $762.4 billion, from the FHLB at this time.

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

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $64.0 million to $344.4 million, or 7.7% of total assets, at December 31, 2009 from $280.4 million, or 5.3% of total assets, at March 31, 2009. If loans that are currently non-performing further deteriorate we would need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

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

The Cease and Desist Orders required that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At December 31, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.32 percent and a total risk-based capital ratio of 7.89 percent, each below the required capital ratios set forth above. The Corporation has signed the Stock Purchase Agreement and Loan Agreement with Badger, to raise capital to meet the capital ratios. If completed, the Badger Transaction will result in significant dilution for the current common shareholders. If the Badger Transaction is not completed, without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

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

Anchor Bancorp and the Bank are no longer considered “adequately capitalized” for regulatory which will cause us to incur increased premiums for deposit insurance, limits the Bank’s ability to gather brokered deposits, and will trigger acceleration of certain of our brokered deposits.

As of December 31, 2009, AnchorBank is not considered “adequately capitalized” for regulatory capital purposes. As a result, the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. Because the Bank is not considered “adequately capitalized”, the Bank is not able to accept new brokered deposits at this time or to renew maturing brokered deposits without FDIC approval. The Bank is also precluded from offering certificates of deposit at rates which exceed the national average from comparable certificates of deposit plus 75 basis points.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2009 and for the three months ended December 31, 2009, relative to comparable periods for the preceding year. Our provision for loan losses increased by $183.1 million to $205.7 million for the fiscal year ended March 31, 2009 from $22.6 million for the fiscal year ended March 31, 2008. Our provision for loan losses was $10.5 million for the three months ended December 31, 2009 compared to $56.4 million for the three months ended March 31, 2009. Our allowance for loan losses increased by $27.3 million to $164.5 million, or 4.6% of total loans, at December 31, 2009 from $137.2 million, or 3.3% of total loans at March 31, 2009. Our allowance for loan losses also increased by $98.9 million to $137.2 million, or 3.3% of total loans, at March 31, 2009, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan and foreclosure losses was 51.6% at December 31, 2009, 52.1% at March 31, 2009 and 35.0% at March 31, 2008, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

Future Federal Deposit Insurance Corporation assessments will hurt our earnings.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $2.5 million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment was collected on September 30, 2009 and was recorded against earnings for the quarter ended June 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $2.5 million for the year ended March 31, 2010 as compared to the year ended March 31, 2009 as a result of this special assessment. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

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

Further, dividend payments on our Series B Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series B Preferred Stock shall be entitled to receive for each share of Series B Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we defer six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We have deferred three dividend payments on the Series B Preferred Stock held by Treasury.

Risks Related to Our Credit Agreement

We are party to a credit agreement that requires us to observe certain covenants that limit our flexibility in operating our business.

We are party to a Credit Agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended by Amendment No. 5 to Amended and Restated Credit Agreement, dated as of December 22, 2009 (the “Credit Agreement”). The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:
•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Under the terms of the

Amendment, the Agent or the lenders have agreed to forbear from exercising their rights and remedies until the earlier of (i) the occurrence of an event of default, as that term is defined in the Amendment, other than failure to make principal payments, or (ii) May 31, 2010.

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

As of December 31, 2009, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2010 or the receipt of net proceeds of a financing transaction from the sale of equity securities. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by May 31, 2010, which may limit our ability to fund ongoing operations.

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

If the Agent or the lenders decided not to refinance the remaining outstanding balance of the loans then at the earlier of (i) the occurrence of an event of default under the Amendment (other than a failure to make principal payments), or (ii) May 31, 2010, the agent, on behalf of the lenders may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Corporation or other securities or assets of the Corporation’s subsidiaries which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and you could lose your investment in the securities.

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

As of December 31, 2009, the Corporation does not have a stock repurchase plan in place.

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
ANCHOR BANCORP WISCONSIN INC.

Date: February 8, 2010	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: February 8, 2010	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer