Form 10-Q/A
period 2009-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2010-06-14
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2009: 21,578,713

EXPLANATORY NOTE
Anchor Bancorp Wisconsin Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2009, previously filed with the Securities and Exchange Commission (the “SEC”) on October 20, 2009. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three months ended June 30, 2009.
In conjunction with its review of the results of operations in connection with the annual audit, management discovered a systemic error in the recognition of federal deposit insurance premium expense. While the quarterly federal deposit insurance premiums are currently billed in arrears, the premium notices were being treated as billed in advance, as had been the case in prior years. This error was compounded by the significant increase in the amount of the federal deposit insurance premiums in the current fiscal year. As a result of its analysis of the accounting error, management determined that federal insurance premium expense was understated by $2.1 million for the period ended June 30, 2009 and total equity was cumulatively overstated by $4.5 million at that date.
The information in this Amendment has been updated to give effect to the restatement. Anchor Bancorp Wisconsin, Inc. has not updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on October 20, 2009. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2009	2009
	(Restated-	(Restated-
	See Note 19)	See Note 19)
	(In Thousands, Except Share Data)
Assets
Cash	$63,850	$59,654
Interest-bearing deposits	580,452	374,172

Cash and cash equivalents	644,302	433,826
Investment securities available for sale	51,294	77,684
Mortgage-related securities available for sale	493,313	407,301
Mortgage-related securities held to maturity (fair value of $48 and $50, respectively)	47	50
Loans, less allowance for loan losses of $139,455 at June 30, 2009 and $137,165 at March 31, 2009:
Held for sale	115,340	161,964
Held for investment	3,641,708	3,896,439
Foreclosed properties and repossessed assets, net	50,148	52,563
Real estate held for development and sale	16,205	16,120
Office properties and equipment	48,008	48,123
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	121,715	107,009

Total assets	$5,236,909	$5,272,110

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$289,322	$274,392
Interest bearing deposits and accrued interest	3,698,584	3,649,435

Total deposits and accrued interest	3,987,906	3,923,827
Other borrowed funds	1,041,049	1,078,392
Other liabilities	60,710	58,115

Total liabilities	5,089,665	5,060,334

Commitments and contingent liabilities (Note 13)

Minority interest in real estate partnerships	326	411

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	76,047	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,578,713 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,327	109,327
Retained earnings	63,349	131,878
Accumulated other comprehensive income (loss) related to AFS securities	1,165	10
Accumulated other comprehensive income (loss) related to OTTI non credit issues	(5,516)	(6,347)

Total accumulated other comprehensive income (loss)	(4,351)	(6,337)
Treasury stock (3,784,626 and 3,793,554 shares, respectively), at cost	(94,496)	(94,744)
Deferred compensation obligation	(5,494)	(5,480)

Total stockholders’ equity	146,918	211,365

Total liabilities, minority interest and stockholders’ equity	$5,236,909	$5,272,110

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009
	(Restated-
	See Note 19)	2008
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$53,790	$65,711
Mortgage-related securities	5,576	3,669
Investment securities and Federal Home Loan Bank stock	471	800
Interest-bearing deposits	269	328

Total interest income	60,106	70,508

Interest expense:
Deposits	24,133	26,842
Other borrowed funds	11,058	10,245

Total interest expense	35,191	37,087

Net interest income	24,915	33,421
Provision for loan losses	70,400	9,400

Net interest income after provision for loan losses	(45,485)	24,021

Non-interest income:
Loan servicing income (loss)	(182)	1,201
Credit enhancement income	377	417
Service charges on deposits	3,829	3,859
Investment and insurance commissions	804	1,181
Net gain on sale of loans	11,403	2,243
Net gain on sale of investments and mortgage-related securities	1,505	—
Total other than temporary losses	(164)	—
Portion of loss recognized in other comprehensive income	160	—
Reclassification from other comprehensive income	(209)	—

Net impairment losses recognized in earnings	(213)	—
Other revenue from real estate partnership operations	911	1,473
Other	1,126	1,435

Total non-interest income	19,560	11,809
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Con’t .)

	Three Months Ended June 30,
	2009
	(Restated-
	See Note 19)	2008
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$14,290	$13,307
Occupancy	2,413	2,417
Federal insurance premiums	5,578	98
Furniture and equipment	2,050	2,126
Data processing	1,932	1,812
Marketing	373	587
Other expenses from real estate partnership operations	1,451	2,191
Net Expense—REO operations	3,932	189
Mortgage servicing rights impairment recovery	(1,344)	—
Foreclosure cost advance impairment	3,708	—
Other	4,829	4,064

Total non-interest expense	39,212	26,791

Minority interest in loss of consolidated real estate partnerships	(85)	(39)

Income (loss) before income taxes	(65,052)	9,078
Income taxes	—	3,566

Net income (loss)	$(65,052)	$5,512
Preferred stock dividends and discount accretion	(3,244)	—

Net income (loss) available to common equity	$(68,296)	$5,512

Comprehensive income (loss)	$(63,066)	$613

Earnings (loss) per share:
Basic	$(3.23)	$0.26
Diluted	(3.23)	0.26
Dividends declared per common share	—	0.18
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

							Accu-
							mulated
							Other
							Compre-
			Additional			Deferred	hensive
	Preferred	Common	Paid-in	Retained	Treasury	Compensation	Income
	Stock	Stock	Capital	Earnings	Stock	Obligation	(Loss)	Total

	(Dollars in thousands except per share data)

Balance at March 31, 2009	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$213,721
Restatement for prior year federal insurance premium adjustment (See Note 19)	—	—	—	(2,356)	—	—	—	(2,356)

Balance at March 31, 2009, as restated	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,365
Comprehensive income:
Net loss (1)	—	—	—	(65,052)	—	—	—	(65,052)
Non-credit portion of other-than-temporary impairments:
Held-to-maturity securities, net of tax	—	—	—	—	—	—	—	—
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	(49)	(49)
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	2,035	2,035

Comprehensive income								$(63,066)

Dividend on preferred stock	—	—	—	(1,382)	—	—	—	(1,382)
Issuance of treasury stock	—	—	—	(233)	248	(14)	—	1
Accretion of preferred stock discount	1,862	—	—	(1,862)	—	—	—	—

Balance at June 30, 2009	$76,047	$2,536	$109,327	$63,349	$(94,496)	$(5,494)	$(4,351)	$146,918

(1)	Restated (See Note 19)
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,

	2009
	(Restated-
	See Note 19)	2008

	(In Thousands)

Operating Activities
Net income (loss)	$(65,052)	$5,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	70,400	9,400
Provision for OREO losses	2,254	—
Provision for depreciation and amortization	1,315	1,255
Amortization and accretion of investment securities, net	48	30
Amortization and accretion of mortgage related securities, net	(68)	—
Mortgage servicing rights recovery	(1,344)	—
Foreclosure cost advance impairment	3,708	—
Cash paid due to origination of loans held for sale	(648,235)	(176,203)
Cash received due to sale of loans held for sale	706,262	181,496
Net gain on sales of loans	(11,403)	(2,243)
Net gain on investments and mortgage-related securities	(1,505)	—
Gain on Sale of foreclosed properties	(483)	—
Net loss on impairment of securities available for sale	213	—
Stock-based compensation expense	1	148
Decrease in accrued interest receivable	2,257	396
(Increase) decrease in prepaid expense and other assets	(3,125)	(1,205)
Increase (decrease) in accrued interest payable on deposits	3,032	(5,526)
Increase (decrease) in other liabilities	1,213	(4,092)

Net cash provided by operating activities	59,488	8,968

Investing Activities
Proceeds from sales of investment securities available for sale	6,319	—
Proceeds from maturities of investment securities available for sale	33,465	7,690
Purchase of investment securities available for sale	(13,528)	(19,790)
Purchase of mortgage-related securities available for sale	(102,953)	(24,168)
Proceeds from sale of mortgage-related securities available for sale	40,322	—
Principal collected on mortgage-related securities	28,932	17,189
Net decrease in loans held for investment	128,910	48,136
Purchases of office properties and equipment	(1,240)	(1,192)
Sales of office properties and equipment	132	—
Proceeds from sale of foreclosed properties	7,187	463
Investment in real estate held for development and sale	(177)	(890)

Net cash provided by investing activities	127,369	27,438

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,

	2009
	(Restated-
	See Note 19)	2008

	(In Thousands)
Financing Activities
Increase (decrease) in deposit accounts	$61,047	$(129,615)
Proceeds from borrowed funds	257	375,842
Repayment of borrowed funds	(37,600)	(435,265)
Decrease in minority interest in real estate partnerships	(85)	(40)
Exercise of stock options	—	1,485
Tax benefit from stock related compensation	—	13
Payments of cash dividends to stockholders	—	(3,785)

Net cash provided by (used in) financing activities	23,619	(191,365)

Net increase (decrease) in cash and cash equivalents	210,476	(154,959)
Cash and cash equivalents at beginning of period	433,826	257,743

Cash and cash equivalents at end of period	$644,302	$102,784

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$31,289	$42,613
Income taxes	(7,007)	3,155

Non-cash transactions:
Transfer of loans to foreclosed properties	6,543	16,222
Securitization of mortgage loans held for sale to mortgage-backed Securities	48,878	—
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
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At June 30, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$260,510	4.99%	$156,746	3.00%	$261,244	5.00%
Risk-based capital (to risk-based assets)	304,167	8.95	271,744	8.00	339,679	10.00
Tangible capital (to tangible assets)	260,510	4.99	78,373	1.50	N/A	N/A

At March 31, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital (to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital (to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A
At June 30, 2009, the Bank is considered adequately capitalized. The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Restated)	(Restated)
	(In Thousands)

Stockholders’ equity of the Bank	$260,708	$320,149
Less: Goodwill and intangible assets	(4,567)	(4,725)
Accumulated other comprehensive income	4,369	6,350

Tier 1 and tangible capital	260,510	321,774
Plus: Allowable general valuation allowances	43,657	46,538

Risk-based capital	$304,167	$368,312

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

	Three Months Ended June 30,
	2009	2008
	(Restated)
	(in thousands)
Numerator:
Net income (loss)	$(68,296)	$5,512

Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	$(68,296)	$5,512

Denominator:
Denominator for basic earnings per share—weighted-average common shares outstanding	21,145	20,928
Effect of dilutive securities:
Employee stock options	—	—

Denominator for diluted earnings per share—adjusted weighted-average common shares and assumed conversions	21,145	20,928

Basic earnings (loss) per share	$(3.23)	$0.26

Diluted earnings (loss) per share	$(3.23)	$0.26

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

	Three Months Ended June 30, 2009 (Restated)
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

Interest income	$18	$60,228	$(140)	$60,106
Interest expense	129	35,202	(140)	35,191

Net interest income (loss)	(111)	25,026	—	24,915
Provision for loan losses	—	70,400	—	70,400

Net interest income (loss) after provision for loan losses	(111)	(45,374)	—	(45,485)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	911	—	—	911
Other income	—	18,649	—	18,649
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(1,451)	—	—	(1,451)
Minority interest in loss of real estate partnerships	85	—	—	85
Other expense	—	(37,761)	—	(37,761)

Income (loss) before income taxes	(566)	(64,486)	—	(65,052)
Income tax (benefit) expense	—	—	—	—

Net income (loss)	$(566)	$(64,486)	$—	$(65,052)

Total assets at end of period	$24,543	$5,212,366	$—	$5,236,909
Goodwill	$—	$—	$—	$—

	Three Months Ended June 30, 2008
	(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements

Interest income	$26	$70,820	$(338)	$70,508
Interest expense	312	37,113	(338)	37,087

Net interest income (loss)	(286)	33,707	—	33,421
Provision for loan losses	—	9,400	—	9,400

Net interest income (loss) after provision for loan losses	(286)	24,307	—	24,021
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,473	—	—	1,473
Other income	—	10,366	(30)	10,336
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(2,221)	—	30	(2,191)
Minority interest in loss of real estate partnerships	39	—	—	39
Other expense	—	(24,600)	—	(24,600)

Income (loss) before income taxes	(995)	10,073	—	9,078
Income tax (benefit) expense	(363)	3,929	—	3,566

Net income (loss)	$(632)	$6,144	$—	$5,512

Total assets at end of period	$70,833	$4,878,502	$—	$4,949,335
Goodwill	$—	$72,375	$—	$72,375
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
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	June 30, 2009(Restated)		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$644,302	$644,302	$433,826	$433,826
Investment securities	51,294	51,294	77,684	77,684
Mortgage-related securities	493,360	493,361	407,351	407,351
Loans held for sale	115,340	115,340	161,964	161,964
Loans receivable	3,641,708	3,664,785	3,896,439	3,981,442
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	23,118	23,118	25,375	25,375

Financial liabilities:
Deposits	3,970,438	3,969,607	3,909,391	3,921,802
Other borrowed funds	1,041,049	1,033,973	1,078,392	1,079,556
Accrued interest payable—borrowings	3,706	3,706	2,833	2,833
Accrued interest payable—deposits	17,468	17,468	14,436	14,436
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
The Corporation subsequently entered into Amendment No. 6 of the Credit Agreement on April 29, 2010. Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) May 31, 2011.
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
At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.99 percent and a total risk-based capital ratio of 8.95 percent, each above the level needed for an institution to be categorized as adequately-capitalized, but below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits to the March 31, 2009 Annual Report on Form 10-K.
Note 18 — Subsequent Events
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
Note 19 — Restatement of Previously Issued Financial Statements
We have restated our financial statements as of and for the three months ended June 30, 2009. In conjunction with its review of the results of operations in connection with the annual audit, management discovered a systemic error in the recognition of federal deposit insurance premium expense. While the quarterly federal deposit insurance premiums are currently billed in arrears, the premium notices were being treated as billed in advance, as had been the case in prior years. This error was compounded by the significant increase in the amount of the federal deposit insurance premiums in the current fiscal year. As a result of its analysis of the accounting error, management determined that federal deposit insurance premium expense was understated by $2.1 million for the period ended June 30, 2009 and total equity was cumulatively overstated by $4.5 million at that date in the original Form 10-Q for the period ended June 30, 2009.
In addition to the impact on the quarter ended June 30, 2009, there was $2.4 million of FDIC insurance premium that should have been expensed in prior years. In analyzing the accounting error, the impact on years prior to March 31, 2009 was evaluated as being immaterial to each of the specific years and immaterial in total. With that conclusion, management elected to restate retained earnings as of March 31, 2009 to correct the accounting error for the periods prior to March 31, 2009.

Consolidated Balance Sheets

	As of June 30, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)

Accrued interest and other assets	$123,126	$(1,411)	$121,715
Total assets	5,238,320	(1,411)	5,236,909
Other liabilities	57,617	3,093	60,710
Total liabilities	5,086,572	3,093	5,089,665
Retained earnings	67,853	(4,504)	63,349
Stockholders’ equity	151,422	(4,504)	146,918

	As of March 31, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)

Accrued interest and other assets	$107,954	$(945)	$107,009
Total assets	5,273,055	(945)	5,272,110
Other liabilities	56,704	1,411	58,115
Total liabilities	5,058,923	1,411	5,060,334
Retained earnings	134,234	(2,356)	131,878
Stockholders’ equity	213,721	(2,356)	211,365
Consolidated Statement of Operations

	For the three months ended June 30, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)

Federal insurance premiums	$3,430	$2,148	$5,578
Total non-interest expense	37,064	2,148	39,212
Loss before income taxes	(62,904)	(2,148)	(65,052)
Net loss	(62,904)	(2,148)	(65,052)
Net loss available to common equity	(66,148)	(2,148)	(68,296)
Comprehensive loss	(60,918)	(2,148)	(63,066)
Earnings (loss) per share:
Basic	(2.97)	(0.26)	(3.23)
Diluted	(2.97)	(0.26)	(3.23)
Consolidated Statement of Cash Flows

	For the three months ended June 30, 2009
	As
	Reported	Adjustment	Restated
		(In Thousands)

Operating Activities
Net loss	$(62,904)	$(2,148)	$(65,052)
(Increase) decrease in prepaid expense and other assets	(3,591)	466	(3,125)
Increase (decrease) in other liabilities	(469)	1,682	1,213
Certain amounts were also restated in “Note 10 — Stockholders’ Equity,” “Note 11 — Earnings Per Share,” “Note 12 — Segment Information” and “Note 17 — Regulatory Matters.”

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
Executive Overview
Highlights for the first quarter ended June 30, 2009 include:
•	On June 14, 2010, the Corporation restated the results for the first quarter ended June 30, 2009 due to a systematic error in the recognition of federal insurance premium expense.

•	Diluted earnings per share decreased to $(3.23) for the quarter ended June 30, 2009 compared to $0.26 per share for the quarter ended June 30, 2008, primarily due to a $61.0 million increase in the provision for loan losses;

•	The interest rate spread decreased to 2.01% for the quarter ended June 30, 2009 compared to 2.83% for the quarter ended June 30, 2008;

•	Loans receivable decreased $301.4 million, or 7.43%, since March 31, 2009;

•	Deposits and accrued interest increased $64.1 million, or 1.63%, since March 31, 2009;

•	Book value per common share was $1.71 at June 30, 2009 compared to $4.70 at March 31, 2009 and $16.00 at June 30, 2008;

•	Total non-performing assets (loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased $8.3 million, or 4.19%, to $190.4 million at June 30, 2009 from $198.7 million at March 31, 2009, and total non-performing loans decreased $5.9 million, or 4.0% to $140.2 million at June 30, 2009 from $146.2 million at March 31, 2009; and

•	Net loss from the real estate investment segment was $566,000 and $632,000 for the three months ended June 30, 2009 and 2008, respectively. These losses were mainly due to the impairment of property at one of the real estate investment subsidiaries. The partnerships currently have approximately 43 single family housing units and approximately 100 individual lots for sale. Management anticipates continued lower sales activity for the remainder of the fiscal year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	6/30/2009	3/31/2009
(Dollars in thousands — except per share amounts)	(Restated)	(Restated)	12/31/2008	9/30/2008
Operations Data:
Net interest income	$24,915	$28,708	$32,707	$29,954
Provision for loan losses	70,400	56,385	92,970	46,964
Net gain (loss) on sale of loans	11,403	7,858	(228)	808
Real estate investment partnership revenue	—	310	1,836	—
Other non-interest income	8,157	7,794	7,905	7,439
Real estate investment partnership cost of sales	—	545	1,191	—
Other non-interest expense	39,212	49,755	117,066	30,167
Minority interest in income (loss) of real estate partnership operations	(85)	(246)	150	(13)
Loss before income taxes	(65,052)	(61,769)	(169,157)	(38,917)
Income taxes	—	(16,147)	(1,899)	(15,618)
Net loss	(65,052)	(45,622)	(167,258)	(23,299)

Selected Financial Ratios (1) :
Yield on earning assets	4.80%	5.22%	5.69%	5.59%
Cost of funds	2.79	2.72	2.81	3.00
Interest rate spread	2.01	2.50	2.88	2.59
Net interest margin	1.99	2.45	2.88	2.62
Return on average assets	(4.92)	(3.62)	(13.72)	(1.89)
Return on average equity	(132.26)	(84.21)	(242.66)	(27.69)
Average equity to average assets	3.72	4.30	5.66	6.84
Non-interest expense to average assets	2.97	4.00	9.70	2.45

Per Share:
Basic earnings per share	$(3.23)	$(2.26)	$(7.96)	$(1.11)
Diluted earnings per share	(3.23)	(2.26)	(7.96)	(1.11)
Dividends per common share	—	—	0.01	0.10
Book value per common share	1.71	4.70	6.80	14.76

Financial Condition:
Total assets	$5,236,909	$5,272,110	$4,798,847	$4,928,074
Loans receivable, net
Held for sale	115,340	161,964	32,139	4,099
Held for investment	3,641,708	3,896,439	3,948,065	4,069,369
Deposits and accrued interest	3,987,906	3,923,827	3,413,449	3,349,335
Other borrowed funds	1,041,049	1,078,392	1,152,112	1,210,562
Stockholders’ equity	146,918	211,365	146,662	317,501
Allowance for loan losses	139,455	137,165	122,571	64,614
Non-performing assets(2)	190,381	198,714	166,382	169,062

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets.

	Three Months Ended
(Dollars in thousands — except per share amounts)	6/30/2008	3/31/2008	12/31/2007	9/30/2007
Operations Data:
Net interest income	$33,421	$35,066	$31,338	$31,584
Provision for loan losses	9,400	10,393	7,792	2,095
Net gain on sale of loans	2,243	2,984	1,468	814
Real estate investment partnership revenue	—	457	1,012	2,428
Other non-interest income	9,566	10,121	9,430	7,696
Real estate investment partnership cost of sales	—	548	932	2,669
Other non-interest expense	26,791	29,249	24,180	22,659
Minority interest in loss of real estate partnership operations	(39)	(43)	(81)	(203)
Income before income taxes	9,078	8,481	10,425	15,302
Income taxes	3,566	2,838	4,096	6,028
Net income	5,512	5,643	6,329	9,274

Selected Financial Ratios (1) :
Yield on earning assets	6.05%	6.10%	6.68%	6.90%
Cost of funds	3.22	3.31	4.01	4.13
Interest rate spread	2.83	2.79	2.67	2.77
Net interest margin	2.87	2.84	2.83	2.92
Return on average assets	0.44	0.43	0.54	0.82
Return on average equity	6.37	6.56	7.44	11.07
Average equity to average assets	6.93	6.55	7.31	7.37
Non-interest expense to average assets	2.15	2.27	2.16	2.23

Per Share:
Basic earnings per share	$0.26	$0.27	$0.30	$0.44
Diluted earnings per share	0.26	0.27	0.30	0.44
Dividends per common share	0.18	0.18	0.18	0.18
Book value per common share	16.00	16.17	15.98	15.88

Financial Condition:
Total assets	$4,949,335	$5,149,557	$4,725,773	$4,611,526
Loans receivable, net
Held for sale	6,619	9,669	6,170	5,403
Held for investment	4,129,075	4,202,833	3,941,891	3,944,980
Deposits and accrued interest	3,406,975	3,539,994	3,145,551	3,178,588
Other borrowed funds	1,147,329	1,206,761	1,150,914	1,039,540
Stockholders’ equity	343,599	345,116	341,084	338,907
Allowance for loan losses	40,265	38,285	28,761	22,002
Non-performing assets(2)	144,137	109,488	87,002	63,078

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets.

Significant Accounting Policies
     There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss). If a security is impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter. Management has applied EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” based on the security attributes at the purchase date and then does not further evaluate. All securities were of high credit quality (i.e. rated AA or above) at the purchase date and therefore, do not fall within the scope of EITF 99-20.

•	Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. Management determines fair value based on quoted market prices of identical assets in active markets or by other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity, and possibly net income as discussed in the preceding paragraph.

•	The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan losses that we believe is adequate to absorb probable losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, economic conditions, peer group experience and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. These factors also incorporate known information about individual loans, including the borrowers’ sensitivity to interest rate movements. Changes in the factors themselves are driven by perceived risk in pools of homogenous loans classified by collateral type, purpose and term. Management monitors local trends to anticipate probable delinquency on a quarterly basis.

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

RESULTS OF OPERATIONS
General. Net income for the three months ended June 30, 2009 decreased $70.6 million or 1,280.1% to a net loss of $65.1 million from net income of $5.5 million as compared to the same respective period in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in non-interest expense of $12.4 million, an increase in provision for loan losses of $61.0 million and a decrease in net interest income of $8.5 million, which were partially offset by an increase in non-interest income of $7.8 million and a decrease in income tax expense of $3.6 million. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.
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

	Three Months Ended June 30,
		2009
	(Restated)			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,972,040	$40,188	5.41%	$3,186,986	$49,613	6.23%
Consumer loans	802,808	10,747	5.35	728,714	12,149	6.67
Commercial business loans	213,526	2,855	5.35	266,278	3,949	5.93

Total loans receivable (2) (3)	3,988,374	53,790	5.39	4,181,978	65,711	6.29
Mortgage-related securities (4)	418,587	5,576	5.33	274,105	3,669	5.35
Investment securities (4)	66,951	471	2.81	89,338	800	3.58
Interest-bearing deposits	483,263	269	0.22	62,141	328	2.11
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	5,012,004	60,106	4.80	4,662,391	70,508	6.05
Non-interest-earning assets	274,127			331,141

Total assets	$5,286,131			$4,993,532

Interest-Bearing Liabilities
Demand deposits	$944,120	1,366	0.58	$1,096,070	3,259	1.19
Regular passbook savings	240,204	165	0.27	228,126	266	0.47
Certificates of deposit	2,792,135	22,602	3.24	2,139,524	23,317	4.36

Total deposits	3,976,459	24,133	2.43	3,463,720	26,842	3.10
Other borrowed funds	1,061,545	11,058	4.17	1,143,614	10,245	3.58

Total interest-bearing liabilities	5,038,004	35,191	2.79	4,607,334	37,087	3.22

Non-interest-bearing liabilities	51,381			40,308

Total liabilities	5,089,385			4,647,642
Stockholders’ equity	196,746			345,890

Total liabilities and stockholders’ equity	$5,286,131			$4,993,532

Net interest income/interest rate spread (5)		$24,915	2.01%		$33,421	2.83%

Net interest-earning assets	$(26,000)			$55,057

Net interest margin (6)			1.99%			2.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Non-Interest Expense. Non-interest expense increased $12.4 million or 46.4% to $39.2 million for the three months ended June 30, 2009, as compared to $26.8 million for the same respective period in 2008. The increase for the three-month period was primarily the result of the impairment of foreclosure cost advances in the amount of $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable. In addition, federal insurance premiums increased $5.5 million mainly due to a special assessment, net expense from REO operations increased $3.7 million due to additional write downs, compensation expense increased $983,000 mainly due to increased mortgage incentives, other non-interest expense increased $765,000 and data processing expense increased $120,000. These increases were partially offset by a recovery of mortgage servicing rights impairment of $1.3 million due to the fact that prepayment speeds were reduced as the result of rising interest rates and less refinancing activity, a decrease in other expense from real estate partnership operations of $740,000 due to decreased activity at the partnership level and a decrease in marketing expense of $214,000 for the three months ended June 30, 2009 as compared to the same period in the prior year.
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

FINANCIAL CONDITION
During the three months ended June 30, 2009, the Corporation’s assets decreased by $35.2 million from $5.27 billion at March 31, 2009 to $5.24 billion at June 30, 2009. The majority of this decrease was attributable to a decrease of $301.4 million in loans receivable as well as a decrease of $26.4 million in investment securities available for sale, which were partially offset by a $210.5 million increase in cash and cash equivalents and an $86.0 million increase in mortgage-related securities available for sale.
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
Total liabilities increased $29.3 million during the three months ended June 30, 2009. This increase was largely due to a $64.1 million increase in deposits and accrued interest and a $2.6 million increase in other liabilities which were partially offset by a $37.3 million decrease in other borrowed funds. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $389.8 million or approximately 9.8% of total deposits June 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $64.4 million during the three months ended June 30, 2009 as a net result of (i) comprehensive loss of $63.1 million and (ii) accrual of dividends on preferred stock of $1.4 million. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $1,000.

ASSET QUALITY
Non-performing assets (consisting of loans past due more than 90 days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased $8.3 million to $190.4 million at June 30, 2009 from $198.7 million at March 31, 2009 and increased as a percentage of total assets to 3.63% from 3.77% at such dates, respectively.
The composition of non-performing assts is summarized as follows for the dates indicated:

	June 30, 2009			March 31, 2009
	Non-			Non-
	Performing		Percent of	Performing		Percent of
	Balance	%	Total Loans	Balance	%	Total Loans
			(Dollars in Thousands)
Single-family residential	$23,671	16.9%	0.62%	$19,753	13.5%	0.48%
Multi-family residential	14,829	10.6%	0.39%	17,796	12.2%	0.43%
Commercial real estate	49,669	35.4%	1.29%	40,298	27.6%	0.98%
Construction and land	40,321	28.8%	1.05%	54,492	37.3%	1.33%
Consumer	4,027	2.9%	0.10%	3,336	2.3%	0.08%
Commercial business	7,716	5.5%	0.20%	10,476	7.2%	0.25%

Total Non-Performing Loans	$140,233	100.0%	3.65%	$146,151	100.0%	3.56%

	At June 30,
	2009	At March 31,
	(Restated)	2009
	(Dollars in thousands)
Total non-performing loans	$140,233	$146,151
Other real estate owned (OREO)	50,148	52,563

Total non-performing assets	$190,381	$198,714

Performing troubled debt restructurings	$143,881	$61,460

Total non-performing loans to total loans (1)	3.65%	3.56%
Total non-performing assets to total assets	3.64	3.77
Allowance for loan losses to total loans (1)	3.63	3.34
Allowance for loan losses to total non-performing loans	99.45	93.85
Allowance for loan and foreclosure losses to total non-performing assets	78.64	73.48

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.
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
The Amendment also provides that the outstanding balance under the Credit Agreement from time to time shall bear interest equal to a “Base Rate” of 8% per annum plus a “Deferred Interest Rate” initially set at 4%; provided however, that in the event (i) the outstanding balance under the Credit Agreement is repaid in full (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 0.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 1.0%, or in the alternative, (ii) the outstanding balance under the Credit Agreement is reduced by $58,000,000 (a) by September 30, 2009, the Deferred Interest Rate shall be reduced to 2.0% or (b) by December 31, 2009, the Deferred Interest Rate shall be reduced to 3.0%. These borrowings are shown in the Corporation’s financial statements as “other borrowed funds.”
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
The Corporation subsequently entered into Amendment No. 6 of the Credit Agreement on April 29, 2010. Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) May 31, 2011.

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)

At June 30, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$260,510	4.99%	$156,746	3.00%	$261,244	5.00%
Risk-based capital (to risk-based assets)	304,167	8.95	271,744	8.00	339,679	10.00
Tangible capital (to tangible assets)	260,510	4.99	78,373	1.50	N/A	N/A

At March 31, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital (to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital (to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
	2009	2009
	(Restated)	(Restated)
	(In Thousands)

Stockholders’ equity of the Bank	$260,708	$320,149
Less: Goodwill and intangible assets	(4,567)	(4,725)
Accumulated other comprehensive income	4,369	6,350

Tier 1 and tangible capital	260,510	321,774
Plus: Allowable general valuation allowances	43,657	46,538

Risk-based capital	$304,167	$368,312

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
At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.99 percent and a total risk-based capital ratio of 8.95 percent, each above the level needed for an institution to be categorized as adequately-capitalized but below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.
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
We realized a net loss of $65.1 million in the first quarter of fiscal 2010. The net loss is the direct result of a $70.4 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.
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
The Cease and Desist Orders require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At June 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.99 percent and a total risk-based capital ratio of 8.95 percent, each above the level needed for an institution to be categorized as adequately-capitalized but below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.
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
In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $2.5 million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $2.5 million for the year ended March 31, 2010, as compared to the year ended March 31, 2009, as a result of this special assessment. In addition, the final rule allows the Federal Deposit Insurance Corporation to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will negatively impact the Company’s earnings.

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
The Corporation subsequently entered into Amendment No. 6 of the Credit Agreement on April 29, 2010. Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) May 31, 2011.
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

ANCHOR BANCORP WISCONSIN INC.
Date: June 14, 2010	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: June 14, 2010	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer