Form 10-Q/A
period 2009-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2010-06-14
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

EXPLANATORY NOTE
Anchor Bancorp Wisconsin Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2009. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three and six months ended September 30, 2009.
In conjunction with its review of the results of operations in connection with the annual audit, management discovered a systemic error in the recognition of federal deposit insurance premium expense. While the quarterly federal deposit insurance premiums are currently billed in arrears, the premium notices were being treated as billed in advance, as had been the case in prior years. This error was compounded by the significant increase in the amount of the federal deposit insurance premiums in the current fiscal year. As a result of its analysis of the accounting error, management determined that federal insurance premium expense was understated by $3.2 million and $5.3 million for the three and six months ended September 30, 2009, respectively, and total equity was cumulatively overstated by $7.7 million at that date.
The information in this Amendment has been updated to give effect to the restatement. Anchor Bancorp Wisconsin, Inc. has not updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on November 16, 2009. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q/A

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2009	2009
	(unaudited)
	(Restated-	(Restated-
	See Note 19)	See Note 19)
	(In Thousands, Except Share Data)
Assets
Cash	$45,638	$59,654
Interest-bearing deposits	324,384	374,172

Cash and cash equivalents	370,022	433,826
Investment securities available for sale	24,833	77,684
Mortgage-related securities available for sale	449,177	407,301
Mortgage-related securities held to maturity (fair value of $45 and $50, respectively)	44	50
Loans, less allowance for loan losses of $170,664 at September 30, 2009 and $137,165 at March 31, 2009:
Held for sale	28,904	161,964
Held for investment	3,506,464	3,896,439
Foreclosed properties and repossessed assets, net	38,431	52,563
Real estate held for development and sale	2,042	16,120
Office properties and equipment	47,396	48,123
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	112,477	107,009

Total assets	$4,634,619	$5,272,110

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$295,096	$274,392
Interest bearing deposits and accrued interest	3,444,901	3,649,435

Total deposits and accrued interest	3,739,997	3,923,827
Other borrowed funds	759,479	1,078,392
Other liabilities	61,773	58,115

Total liabilities	4,561,249	5,060,334

Commitments and contingent liabilities (Note 13)	—	—

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	77,900	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,589,792 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,317	109,327
Retained earnings (deficit)	(15,350)	131,878
Accumulated other comprehensive income related to AFS securities	4,759	10
Accumulated other comprehensive loss related to OTTI non credit issues	(6,125)	(6,347)

Total accumulated other comprehensive loss	(1,366)	(6,337)
Treasury stock (3,773,547 and 3,793,554 shares, respectively), at cost	(94,155)	(94,744)
Deferred compensation obligation	(5,512)	(5,480)

Total Anchor BanCorp stockholders’ equity	73,370	211,365

Non-controlling interest in real estate partnerships	—	411

Total liabilities and stockholders’ equity	$4,634,619	$5,272,110

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated-		(Restated-
	See Note 19)		See Note 19)
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$49,551	$59,450	$103,341	$125,161
Mortgage-related securities	5,174	3,687	10,750	7,355
Investment securities and Federal Home Loan Bank stock	299	780	770	1,581
Interest-bearing deposits	361	71	630	399

Total interest income	55,385	63,988	115,491	134,496
Interest expense:
Deposits	23,040	23,898	47,173	50,740
Other borrowed funds	13,406	10,136	24,464	20,381

Total interest expense	36,446	34,034	71,637	71,121

Net interest income	18,939	29,954	43,854	63,375
Provision for loan losses	60,900	46,964	131,300	56,364

Net interest income (loss) after provision for loan losses	(41,961)	(17,010)	(87,446)	7,011
Non-interest income:
Loan servicing income	669	1,414	487	2,614
Credit enhancement income	319	479	696	896
Service charges on deposits	4,146	4,134	7,975	7,993
Investment and insurance commissions	798	1,073	1,602	2,254
Net gain on sale of loans	1,062	808	12,465	3,051
Net gain (loss) on sale of investments and mortgage-related securities	2,108	(1,902)	3,613	(1,902)
Total other than temporary losses	(874)	—	(1,038)	—
Portion of loss recognized in other comprehensive income	795	—	955	—
Reclassification from other comprehensive income	(107)	—	(316)	—

Net impairment losses recognized in earnings	(186)	—	(399)	—
Other revenue from real estate partnership operations	1,482	1,032	2,393	2,505
Other	460	1,209	1,586	2,645

Total non-interest income	10,858	8,247	30,418	20,056
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Cont’d)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated-		(Restated-
	See Note 19)		See Note 19)
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$14,026	$14,665	$28,316	$27,972
Occupancy	2,647	2,557	5,060	4,973
Federal insurance premiums	4,608	162	10,186	260
Furniture and equipment	2,092	2,067	4,142	4,193
Data processing	1,689	1,823	3,621	3,635
Marketing	642	741	1,015	1,327
Other expenses from real estate partnership operations	2,208	1,724	3,659	3,915
Net expense — REO operations	7,245	1,952	11,177	2,141
Mortgage servicing rights impairment recovery	(6)	—	(1,350)	—
Foreclosure cost advance impairment	—	—	3,708	—
Other	8,841	4,476	13,670	8,542

Total non-interest expense	43,992	30,167	83,204	56,958

Loss before income tax benefit	(75,095)	(38,930)	(140,232)	(29,891)
Income tax benefit	—	(15,618)	—	(12,052)

Net loss	$(75,095)	$(23,312)	$(140,232)	$(17,839)
(Income) loss attributable to non-controlling interest in real estate partnerships	85	(13)	—	52
Preferred stock dividends and discount accretion	(3,228)	—	(6,472)	—

Net loss available to common equity of Anchor BanCorp	$(78,408)	$(23,299)	$(146,704)	$(17,787)

Comprehensive loss	$(72,195)	$(24,048)	$(135,261)	$(23,435)

Earnings (loss) per common share:
Basic	$(3.71)	$(1.11)	$(6.94)	$(0.85)
Diluted	(3.71)	(1.11)	(6.94)	(0.85)
Dividends declared per common share	—	0.10	—	0.28
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

								Accu-
								mulated
								Other
								Compre-
	Non-			Additional	Retained		Deferred	hensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
	(Dollars in thousands except per share data)
Balance at March 31, 2009	$411	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$214,132
Restatement for prior year federal insurance premium adjustment (See Note 19)	—	—	—	—	(2,356)	—	—	—	(2,356)

Balance at March 31, 2009, as restated	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776
Comprehensive income (loss):
Net loss (1)	—	—	—	—	(140,232)	—	—	—	(140,232)
Non-credit portion of other-than-temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(955)	(955)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(3,613)	(3,613)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	316	316
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	9,223	9,223

Comprehensive loss									$(135,261)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(2,757)	—	—	—	(2,757)
Issuance of treasury stock	—	—	—	—	(524)	589	(32)	—	33
Tax benefit from stock related compensation	—	—	—	(10)	—	—	—	—	(10)
Accretion of preferred stock discount	—	3,715	—	—	(3,715)	—	—	—	—

Balance at September 30, 2009	$—	$77,900	$2,536	$109,317	$(15,350)	$(94,155)	$(5,512)	$(1,366)	$73,370

(1)	Restated (See Note 19)
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,

	2009	2008
	(Restated-
	See Note 19)

	(In Thousands)
Operating Activities
Net loss	$(140,232)	$(17,787)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Provision for loan losses	131,300	56,364
Provision for OREO losses	9,376	1,298
Provision for depreciation and amortization	2,599	2,682
Amortization and accretion of investment securities, net	88	(94)
Amortization and accretion of mortgage related securities, net	764	—
Mortgage servicing rights impairment recovery	(1,350)	—
Foreclosure cost advance impairment	3,708	—
Cash paid due to origination of loans held for sale	(801,974)	(268,929)
Cash received due to sale of loans held for sale	947,499	277,550
Net gain on sales of loans	(12,465)	(3,051)
Net (gain) loss on investments and mortgage-related securities	(3,613)	1,902
Loss on sale of foreclosed properties	130	39
Net loss on impairment of securities available for sale	399	—
Stock-based compensation expense	33	238
Decrease in accrued interest receivable	3,479	3,881
(Increase) decrease in prepaid expense and other assets	4,897	(29,777)
Decrease in accrued interest payable on deposits	(2,162)	(7,437)
Increase (decrease) in other liabilities	901	(4,660)

Net cash provided by operating activities	143,377	12,219

Investing Activities
Proceeds from sales of investment securities available for sale	19,425	—
Proceeds from maturities of investment securities available for sale	46,965	23,691
Purchase of investment securities available for sale	(13,530)	(52,744)
Purchase of mortgage-related securities available for sale	(171,758)	(42,602)
Proceeds from sale of mortgage-related securities available for sale	128,645	—
Principal collected on mortgage-related securities	57,445	30,865
Net decrease in loans held for investment	197,355	48,620
Purchases of office properties and equipment	(1,911)	(1,730)
Sales of office properties and equipment	201	79
Proceeds from sale of foreclosed properties	17,068	6,564
Sale of investment in real estate held for development and sale	13,932	—
Purchase of investment in real estate held for development and sale	(16)	(1,605)

Net cash provided by investing activities	293,821	11,138

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2009	2008
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(181,668)	$(183,222)
Proceeds from borrowed funds	257	487,582
Repayment of borrowed funds	(319,170)	(483,765)
Decrease in non-controlling interest in real estate partnerships	(411)	(52)
Exercise of stock options	—	1,485
Tax benefit from stock related compensation	(10)	(12)
Payments of cash dividends to stockholders	—	(5,891)

Net cash used in financing activities	(501,002)	(183,875)

Net decrease in cash and cash equivalents	(63,804)	(160,518)
Cash and cash equivalents at beginning of period	433,826	257,743

Cash and cash equivalents at end of period	$370,022	$97,225

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$72,689	$80,856
Income taxes	(7,048)	9,155

Non-cash transactions:
Transfer of loans to foreclosed properties	12,442	28,480
Securitization of mortgage loans held for sale to mortgage-backed securities	48,878	—
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of financial instruments. The results of operations and other data for the three- and six-month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2010. We have evaluated all subsequent events through the date of this filing. See Note 18 — Subsequent Events for further discussion. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report for the year ended March 31, 2009.
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

Note 3 — Significant Risks and Uncertainties
While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the valuations of real estate have had a significant adverse impact on the Corporation’s financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $75.2 million for the three months ended September 30, 2009 and a net loss of $140.2 million for the six months ended September 30, 2009. Stockholders’ equity decreased from $211.4 million or 4.02% of total assets at March 31, 2009 to $73.4 million or 1.58% of total assets at September 30, 2009. At September 30, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s Risk-based capital and Tier 1 capital ratios are considered below the target levels of the Order to Cease and Desist dated June 26, 2009. However, the Bank’s Tier 1 capital is above the threshold to be adequately capitalized for regulatory purposes. The recent losses originate from a provision for loan losses of $131.3 million, for the six-month period ended September 30, 2009 along with an increase in nonaccrual loans which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be negatively impacted by the level of nonperforming assets and the Corporation expects additional losses for the remainder of the fiscal year.
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
Note 10 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At September 30, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$190,901	4.12%	$139,016	3.00%	$231,694	5.00%
Risk-based capital (to risk-based assets)	231,879	7.36	251,884	8.00	314,855	10.00
Tangible capital (to tangible assets)	190,901	4.12	69,508	1.50	N/A	N/A

At March 31, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital (to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital (to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A
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

	September 30,	March 31,
	2009	2009
	(Restated)	(Restated)
	(In Thousands)
Stockholders’ equity of the Bank	$193,872	$320,149
Less: Goodwill and intangible assets	(4,408)	(4,725)
Accumulated other comprehensive income	1,437	6,350

Tier 1 and tangible capital	190,901	321,774
Plus: Allowable general valuation allowances	40,978	46,538

Risk-based capital	$231,879	$368,312

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

	Three Months Ended September 30,
	2009	2008
	(Restated)
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(78,408)	$(23,299)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,155	20,985
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,155	20,985

Basic earnings (loss) per common share	$(3.71)	$(1.11)

Diluted earnings (loss) per common share	$(3.71)	$(1.11)

	Six Months Ended September 30,
	2009	2008
	(Restated)
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(146,704)	$(17,787)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,150	20,957
Effect of dilutive securities:

Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,150	20,957

Basic earnings (loss) per common share	$(6.94)	$(0.85)

Diluted earnings (loss) per common share	$(6.94)	$(0.85)

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

	Three Months Ended September 30, 2009 (Restated)
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$18	$55,368	$(1)	$55,385
Interest expense	—	36,447	(1)	36,446

Net interest income	18	18,921	—	18,939
Provision for loan losses	—	60,900	—	60,900

Net interest loss after provision for loan losses	18	(41,979)	—	(41,961)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,482	—	—	1,482
Other income	—	9,376	—	9,376
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(2,208)	—	—	(2,208)
Non-controlling interest in income of real estate partnerships	(85)	—	—	(85)
Other expense	—	(41,784)	—	(41,784)

Loss before income taxes	(793)	(74,387)	—	(75,180)
Income tax expense	8	(8)	—	—

Net loss	$(801)	$(74,379)	$—	$(75,180)

Total assets at end of period	$7,651	$4,626,968	$—	$4,634,619

	Three Months Ended September 30, 2008
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$34	$64,267	$(313)	$63,988
Interest expense	291	34,056	(313)	34,034

Net interest income (loss)	(257)	30,211	—	29,954
Provision for loan losses	—	46,964	—	46,964

Net interest loss after provision for loan losses	(257)	(16,753)	—	(17,010)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	1,032	—	—	1,032
Other income	—	7,245	(30)	7,215
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(1,754)	—	30	(1,724)
Non-controlling interest in loss of real estate partnerships	13	—	—	13
Other expense	—	(28,443)	—	(28,443)

Loss before income taxes	(966)	(37,951)	—	(38,917)
Income tax benefit	(375)	(15,243)	—	(15,618)

Net loss	$(591)	$(22,708)	$—	$(23,299)

Total assets at end of period	$71,390	$4,856,684	$—	$4,928,074
Goodwill	$—	$72,181	$—	$72,181

	Six Months Ended September 30, 2009 (Restated)
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$36	$115,596	$(141)	$115,491
Interest expense	129	71,649	(141)	71,637

Net interest income (loss)	(93)	43,947	—	43,854
Provision for loan losses	—	131,300	—	131,300

Net interest income (loss) after provision for loan losses	(93)	(87,353)	—	(87,446)
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	2,393	—	—	2,393
Other income	—	28,025	—	28,025
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(3,659)	—	—	(3,659)
Non-controlling interest in income of real estate partnerships	—	—	—	—
Other expense	—	(79,545)	—	(79,545)

Income (loss) before income taxes	(1,359)	(138,873)	—	(140,232)
Income tax (benefit) expense	8	(8)	—	—

Net income (loss)	$(1,367)	$(138,865)	$—	$(140,232)

Total assets at end of period	$7,651	$4,626,968	$—	$4,634,619

	Six Months Ended September 30, 2008
		(In Thousands)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
Interest income	$61	$135,087	$(652)	$134,496
Interest expense	602	71,171	(652)	71,121

Net interest income (loss)	(541)	63,916	—	63,375
Provision for loan losses	—	56,364	—	56,364

Net interest income (loss) after provision for loan losses	(541)	7,552	—	7,011
Real estate investment partnership revenue	—	—	—	—
Other revenue from real estate operations	2,505	—	—	2,505
Other income	—	17,610	(59)	17,551
Real estate investment partnership cost of sales	—	—	—	—
Other expense from real estate partnership operations	(3,974)	—	59	(3,915)
Non-controlling interest in loss of real estate partnerships	52	—	—	52
Other expense	—	(53,043)	—	(53,043)

Income (loss) before income taxes	(1,958)	(27,881)	—	(29,839)
Income tax (benefit) expense	(739)	(11,313)	—	(12,052)

Net income (loss)	$(1,219)	$(16,568)	$—	$(17,787)

Total assets at end of period	$71,390	$4,856,684	$—	$4,928,074
Goodwill	$—	$72,181	$—	$72,181

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
At September 30, 2009, the Bank had a core capital ratio of 4.12 percent and a total risk-based capital ratio of 7.36 percent, each below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits to the March 31, 2009 Annual Report on Form 10-K.
Note 18 – Subsequent Events
On November 13, 2009, AnchorBank, fsb, a wholly owned subsidiary of the Corporation, entered into a definitive agreement for the sale of 11 AnchorBank branches in northwestern Wisconsin to Royal Credit Union of Eau Claire, WI. This transaction, which is subject to regulatory and other customary closing conditions, is expected to be completed in the first quarter of calendar 2010. Under the terms of the agreement, Royal Credit Union will assume approximately $177 million in deposits and a proportionate amount in loans, real estate and other assets.
Note 19 – Restatement of Previously Issued Financial Statements
We have restated our financial statements as of and for the three and six months ended September 30, 2009. In conjunction with its review of the results of operations in connection with the annual audit, management discovered a systemic error in the recognition of federal deposit insurance premium expense. While the quarterly federal deposit insurance premiums are currently billed in arrears, the premium notices were being treated as billed in advance, as had been the case in prior years. This error was compounded by the significant increase in the amount of the federal deposit insurance premiums in the current fiscal year. As a result of its analysis of the accounting error, management determined that federal deposit insurance premium expense was understated by $3.2 million and $5.3 million for the three and six months ended September 30, 2009, respectively, and total equity was cumulatively overstated by $7.7 million at that date in the original Form 10-Q for the period ended September 30, 2009.
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
Consolidated Balance Sheets

	As of September 30, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)
Accrued interest and other assets	$115,570	$(3,093)	$112,477
Total assets	4,637,712	(3,093)	4,634,619
Other liabilities	57,161	4,612	61,773
Total liabilities	4,556,637	4,612	4,561,249
Retained deficit	(7,645)	(7,705)	(15,350)
Stockholders’ equity	81,075	(7,705)	73,370

	As of March 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)
Accrued interest and other assets	$107,954	$(945)	$107,009
Total assets	5,273,055	(945)	5,272,110
Other liabilities	56,704	1,411	58,115
Total liabilities	5,058,923	1,411	5,060,334
Retained earnings	134,234	(2,356)	131,878
Stockholders’ equity	213,721	(2,356)	211,365

Consolidated Statement of Operations

	For the three months ended September 30, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)
Federal insurance premiums	$1,407	$3,201	$4,608
Total non-interest expense	40,791	3,201	43,992
Loss before income taxes	(71,894)	(3,201)	(75,095)
Net loss	(71,894)	(3,201)	(75,095)
Net loss available to common equity	(75,207)	(3,201)	(78,408)
Comprehensive loss	(68,994)	(3,201)	(72,195)
Earnings (loss) per share:
Basic	(3.56)	(0.15)	(3.71)
Diluted	(3.56)	(0.15)	(3.71)

	For the six months ended September 30, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)
Federal insurance premiums	$4,837	$5,349	$10,186
Total non-interest expense	77,855	5,349	83,204
Loss before income taxes	(134,883)	(5,349)	(140,232)
Net loss	(134,883)	(5,349)	(140,232)
Net loss available to common equity	(141,355)	(5,349)	(146,704)
Comprehensive loss	(129,912)	(5,349)	(135,261)
Earnings (loss) per share:
Basic	(6.68)	(0.26)	(6.94)
Diluted	(6.68)	(0.26)	(6.94)
Consolidated Statement of Cash Flows

	For the six months ended September 30, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)
Operating Activities
Net loss	$(134,883)	$(5,349)	$(140,232)
(Increase) decrease in prepaid expense and other assets	2,749	2,148	4,897
Increase (decrease) in other liabilities	(2,300)	3,201	901
Certain amounts were also restated in “Note 10 – Stockholders’ Equity,” “Note 11 – Earnings Per Share,” “Note 12 – Segment Information” and “Note 17 – Regulatory Matters.”

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
Executive Overview
Highlights for the second quarter ended September 30, 2009 include:
•	On June 14, 2010, the Corporation restated results for the second quarter ended September 30, 2010 due to a systematic error in the recognition of federal insurance premium expense.

•	Diluted earnings per common share decreased to $(3.71) for the quarter ended September 30, 2009 compared to $(1.11) per share for the quarter ended September 30, 2008, primarily due to a $13.9 million increase in the provision for loan losses and a $10.6 million increase in non-interest expense;

•	The interest rate spread decreased to 1.62% for the quarter ended September 30, 2009 compared to 2.59% for the quarter ended September 30, 2008;

•	Loans receivable decreased $523.0 million, or 12.9%, since March 31, 2009;

•	Deposits and accrued interest decreased $183.8 million, or 4.7%, since March 31, 2009;

•	Book value per common share was $(1.70) at September 30, 2009 compared to $4.70 at March 31, 2009 and $14.76 at September 30, 2008;

•	The Bank’s Risk-based capital and Tier 1 capital are undercapitalized per the target levels of the Order to Cease and Desist dated June 26, 2009. However, the Bank’s Tier 1 capital is considered adequately capitalized for regulatory purposes.

•	Total non-performing assets increased $173.1 million, or 61.7%, to $453.5 million at September 30, 2009 from $280.4 million at March 31, 2009, and total non-performing loans increased $187.3 million, or 82.2% to $415.1 million at September 30, 2009 from $227.8 million at March 31, 2009; and

•	Net loss from the real estate investment segment was $1.4 million and $1.2 million for the six months ended September 30, 2009 and 2008, respectively. These losses were mainly due to the sale of the remaining interest in the real estate developments as of September 30, 2009.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	9/30/2009	6/30/2009	3/31/2009	12/31/2008
(Dollars in thousands - except per share amounts)	(restated)	(restated)	(restated)

Operations Data:
Net interest income	$18,939	$24,915	$28,708	$32,707
Provision for loan losses	60,900	70,400	56,385	92,970
Net gain (loss) on sale of loans	1,062	11,403	7,858	(228)
Real estate investment partnership revenue	—	—	310	1,836
Other non-interest income	9,796	8,157	7,794	7,905
Real estate investment partnership cost of sales	—	—	545	1,191
Other non-interest expense	43,992	39,212	49,755	117,066
Non-controlling interest in income (loss) of real estate partnership operations	85	(85)	(246)	150
Loss before income taxes	(75,180)	(65,052)	(61,769)	(169,157)
Income taxes (benefit)	—	—	(16,147)	(1,899)
Net loss	(75,180)	(65,052)	(45,622)	(167,258)

Selected Financial Ratios (1):
Yield on earning assets	4.62%	4.80%	5.22%	5.69%
Cost of funds	3.00	2.79	2.72	2.81
Interest rate spread	1.62	2.01	2.50	2.88
Net interest margin	1.58	1.99	2.45	2.88
Return on average assets	(5.95)	(4.92)	(3.62)	(13.72)
Return on average equity	(241.75)	(132.26)	(84.21)	(242.66)
Average equity to average assets	2.46	3.72	4.30	5.66
Non-interest expense to average assets	3.49	2.97	4.00	9.70

Per Share:
Basic earnings (loss) per common share	$(3.71)	$(3.23)	$(2.26)	$(7.96)
Diluted earnings (loss) per common share	(3.71)	(3.23)	(2.26)	(7.96)
Dividends per common share	—	—	—	0.01
Book value per common share	(1.70)	1.71	4.70	6.80

Financial Condition:
Total assets	$4,634,619	$5,236,909	$5,272,110	$4,798,847
Loans receivable, net
Held for sale	28,904	115,340	161,964	32,139
Held for investment	3,506,464	3,641,708	3,896,439	3,948,065
Deposits and accrued interest	3,739,997	3,987,906	3,923,827	3,413,449
Other borrowed funds	759,479	1,041,049	1,078,392	1,152,112
Stockholders’ equity	73,370	146,918	211,365	146,662
Allowance for loan losses	170,664	139,455	137,165	122,571
Non-performing assets(2)	453,510	347,795	280,377	410,695

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, troubled debt restructurings performing less than twelve months under the modified terms and foreclosed properties and repossessed assets.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2008	6/30/2008	3/31/2008	12/31/2007
Operations Data:
Net interest income	$29,954	$33,421	$35,066	$31,338
Provision for loan losses	46,964	9,400	10,393	7,792
Net gain on sale of loans	808	2,243	2,984	1,468
Real estate investment partnership revenue	—	—	457	1,012
Other non-interest income	7,439	9,566	10,121	9,430
Real estate investment partnership cost of sales	—	—	548	932
Other non-interest expense	30,167	26,791	29,249	24,180
Non-controlling interest in loss of real estate partnership operations	(13)	(39)	(43)	(81)
Income (loss) before income taxes	(38,917)	9,078	8,481	10,425
Income taxes (benefit)	(15,618)	3,566	2,838	4,096
Net income (loss)	(23,299)	5,512	5,643	6,329

Selected Financial Ratios (1):
Yield on earning assets	5.59%	6.05%	6.10%	6.68%
Cost of funds	3.00	3.22	3.31	4.01
Interest rate spread	2.59	2.83	2.79	2.67
Net interest margin	2.62	2.87	2.84	2.83
Return on average assets	(1.89)	0.44	0.43	0.54
Return on average equity	(27.69)	6.37	6.56	7.44
Average equity to average assets	6.84	6.93	6.55	7.31
Non-interest expense to average assets	2.45	2.15	2.27	2.16

Per Share:
Basic earnings (loss) per common share	$(1.11)	$0.26	$0.27	$0.30
Diluted earnings (loss) per common share	(1.11)	0.26	0.27	0.30
Dividends per common share	0.10	0.18	0.18	0.18
Book value per common share	14.76	16.00	16.17	15.98

Financial Condition:
Total assets	$4,928,074	$4,949,335	$5,149,557	$4,725,773
Loans receivable, net
Held for sale	4,099	6,619	9,669	6,170
Held for investment	4,069,369	4,129,075	4,202,833	3,941,891
Deposits and accrued interest	3,349,335	3,406,975	3,539,994	3,145,551
Other borrowed funds	1,210,562	1,147,329	1,206,761	1,150,914
Stockholders’ equity	317,501	343,599	345,116	341,084
Allowance for loan losses	64,614	40,265	38,285	28,761
Non-performing assets(2)	184,754	147,036	112,305	87,002

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, troubled debt restructurings performing less than twelve months under the modified terms and foreclosed properties and repossessed assets.

Critical Accounting Policies
               There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss). If a security is impaired, and the impairment is deemed other-than-temporary and material, a write down will occur in that quarter.

•	The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The allowance is comprised of both a specific and general component. Specific allowances are provided on impaired loans pursuant to ASC 310-10-35. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors pursuant to ASC 450-2 “Loss Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

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

RESULTS OF OPERATIONS
General. Net income for the three and six months ended September 30, 2009 decreased $51.9 million or 222.7% to a net loss of $75.2 million from a net loss of $23.3 million and decreased $122.4 million or 688.4% to a net loss of $140.2 million from a net loss of $17.8 million as compared to the same respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for loan losses of $13.9 million, a decrease in net interest income of $11.0 million and an increase in non-interest expense of $13.8 million, which were partially offset by an increase in non-interest income of $2.6 million and a decrease in income tax expense of $15.6 million. The decrease in net income for the six-month period compared to the same period last year was largely due to an increase in provision for loan losses of $74.9 million, an increase in non-interest expense of $26.2 million and a decrease in net interest income of $19.5 million, which were partially offset by a decrease in income tax expense of $12.1 million and an increase in non-interest income of $10.4 million. A full valuation allowance has been recorded on the deferred tax asset because the Corporation has exhausted its carryback potential and is in a cumulative loss position.
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

	Three Months Ended September 30,
	2009			2008
	(Restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,710,901	$37,162	5.48%	$3,111,614	$44,830	5.76%
Consumer loans	751,664	9,583	5.10	752,792	10,966	5.83
Commercial business loans	181,521	2,806	6.18	260,596	3,654	5.61

Total loans receivable (2) (3)	3,644,086	49,551	5.44	4,125,002	59,450	5.76
Mortgage-related securities (4)	463,343	5,174	4.47	271,445	3,687	5.43
Investment securities (4)	38,545	299	3.10	105,206	780	2.97
Interest-bearing deposits	589,944	361	0.24	20,845	71	1.36
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,790,747	55,385	4.62	4,577,327	63,988	5.59
Non-interest-earning assets	248,255			343,151

Total assets	$5,039,002			$4,920,478

Interest-Bearing Liabilities
Demand deposits	$946,206	1,337	0.57	$1,064,336	2,811	1.06
Regular passbook savings	247,344	181	0.29	238,704	283	0.47
Certificates of deposit	2,677,319	21,522	3.22	2,071,132	20,804	4.02

Total deposits and accrued interest	3,870,869	23,040	2.38	3,374,172	23,898	2.83
Other borrowed funds	992,841	13,406	5.40	1,170,592	10,136	3.46

Total interest-bearing liabilities	4,863,710	36,446	3.00	4,544,764	34,034	3.00

Non-interest-bearing liabilities	51,182			39,179

Total liabilities	4,914,892			4,583,943
Stockholders’ equity	124,110			336,535

Total liabilities and stockholders’ equity	$5,039,002			$4,920,478

Net interest income/interest rate spread (5)		$18,939	1.62%		$29,954	2.59%

Net interest-earning assets	$(72,963)			$32,563

Net interest margin (6)			1.58%			2.62%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2009			2008
	(Restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,840,976	$77,351	5.45%	$3,149,094	$94,443	6.00%
Consumer loans	777,095	20,329	5.23	740,819	23,115	6.24
Commercial business loans	195,663	5,661	5.79	263,421	7,603	5.77

Total loans receivable (2) (3)	3,813,734	103,341	5.42	4,153,334	125,161	6.03
Mortgage-related securities (4)	441,087	10,750	4.87	272,768	7,355	5.39
Investment securities (4)	52,670	770	2.92	97,315	1,581	3.25
Interest-bearing deposits	536,895	630	0.23	41,380	399	1.93
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,899,215	115,491	4.71	4,619,626	134,496	5.82
Non-interest-earning assets	264,805			336,863

Total assets	$5,164,020			$4,956,489

Interest-Bearing Liabilities
Demand deposits	$945,169	2,703	0.57	$1,080,116	6,070	1.12
Regular passbook savings	243,794	347	0.28	233,444	549	0.47
Certificates of deposit	2,734,413	44,123	3.23	2,105,141	44,121	4.19

Total deposits and accrued interest	3,923,376	47,173	2.40	3,418,701	50,740	2.97
Other borrowed funds	1,027,005	24,464	4.76	1,157,177	20,381	3.52

Total interest-bearing liabilities	4,950,381	71,637	2.89	4,575,878	71,121	3.11

Non-interest-bearing liabilities	51,281			39,740

Total liabilities	5,001,662			4,615,618
Stockholders’ equity	162,358			340,871

Total liabilities and stockholders’ equity	$5,164,020			$4,956,489

Net interest income/interest rate spread (5)		$43,854	1.82%		$63,375	2.71%

Net interest-earning assets	$(51,166)			$43,748

Net interest margin (6)			1.79%			2.74%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.99			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Non-Interest Expense. Non-interest expense increased $13.8 million or 45.8% to $44.0 million and increased $26.2 million or 46.1% to $83.2 million for the three and six months ended September 30, 2009, respectively, as compared to $30.2 million and $57.0 million for the same respective periods in 2008. The increase for the three-month period was primarily the result of the increase in net expense from REO operations of $5.3 million due to additional write downs and the increase in other non-interest expense of $4.4 million primarily due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices. In addition, federal insurance premiums increased $4.4 million mainly due to the fact that the Bank is in a higher risk category, other expense from real estate partnership operations increased $484,000, occupancy expense increased $90,000 and furniture and equipment expense increased $25,000. These increases were partially offset by a decrease in compensation expense of $639,000 mainly due to a decline in benefits expense, a decrease in data processing expense of $134,000, a decrease in marketing expense of $99,000 and a recovery of mortgage servicing rights impairment of $6,000 for the three months ended September 30, 2009 as compared to the same period in the prior year. The increase for the six-month period was primarily the result of an increase in net expense from REO operations of $9.0 million due to additional write downs as well as an increase in other non-interest expense of $5.1 million due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices. In addition, federal insurance premiums increased $9.9 million mainly due to a special assessment in the first quarter and the fact that the Bank is in a higher risk category, the impairment of foreclosure cost advances increased in the amount of $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable, compensation expense increased $344,000 mainly due to increased mortgage incentives and occupancy expense increased $87,000. These increases were partially offset by a recovery of mortgage servicing rights impairment of $1.4 million due to the fact that estimated prepayment speeds were reduced as the result of rising interest rates and less refinancing activity, a decrease in marketing expense of $312,000, a decrease in other expense from real estate partnership operations of $256,000, a decrease in furniture and equipment expense of $51,000 and a decrease in data processing expense of $14,000 for the six months ended September 30, 2009 as compared to the same period in the prior year.
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
FINANCIAL CONDITION
During the six months ended September 30, 2009, the Corporation’s assets decreased by $637.5 million from $5.27 billion at March 31, 2009 to $4.63 billion at September 30, 2009. The majority of this decrease was attributable to a decrease of $523.0 million in loans receivable, a decrease of $63.8 million cash and cash equivalents as well as a decrease of $52.9 million in investment securities available for sale, which were partially offset by a $41.9 million increase in mortgage-related securities available for sale.
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
Total liabilities decreased $499.1 million during the six months ended September 30, 2009. This decrease was largely due to a $318.9 million decrease in other borrowed funds and a $183.8 million decrease in deposits and accrued interest which were partially offset by a $3.7 million increase in other liabilities. Brokered deposits totaled $274.4 million or approximately 7.3% of total deposits at September 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $138.0 million during the six months ended September 30, 2009 as a net result of (i) comprehensive loss of $135.3 million, (ii) accrual of dividends on preferred stock of $2.8 million and (iii) tax benefit from stock-related compensation of $10,000. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $33,000.

ASSET QUALITY
The composition of non-performing loans is summarized as follows for the dates indicated:

	September 30, 2009			March 31, 2009
	Non-		Percent of	Non-		Percent of
	Performing	%	Total Loans	Performing	%	Total Loans
			(Dollars in Thousands)
Single-family residential	$58,100	14.0%	1.56%	$31,868	14.0%	0.78%
Multi-family residential	63,930	15.4%	1.72%	50,090	22.0%	1.22%
Commercial real estate	131,228	31.6%	3.53%	56,972	25.0%	1.39%
Construction and land	133,073	32.1%	3.58%	70,536	31.0%	1.72%
Consumer	5,395	1.3%	0.15%	3,525	1.5%	0.09%
Commercial business	23,353	5.6%	0.63%	14,823	6.5%	0.36%

Total Non-Performing Loans	$415,079	100.0%	11.16%	$227,814	100.0%	5.54%

The composition of non-performing assets is summarized as follows for the dates indicated:

	At September 30,	At March 31,
	2009	2009
	(Dollars in thousands)
Total non-accrual loans	$288,027	$166,354
Troubled debt restructurings — non-accrual (2)	127,052	61,460
Troubled debt restructurings — accrual (3)
Other real estate owned (OREO)	38,431	52,563

Total non-performing assets	$453,510	$280,377

Total non-performing loans to total loans (1)	11.16%	5.54%
Total non-performing assets to total assets	9.79	5.32
Allowance for loan losses to total loans (1)	4.59	3.34
Allowance for loan losses to total non-performing loans	41.12	60.21
Allowance for loan and foreclosure losses to total non-performing assets	40.11	52.08

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent loans that were modified in a troubled debt restructuring less than six months prior to the period end date.

(3)	Troubled debt restructurings — accrual represent loans that were modified in a troubled debt restructuring and have been performing in accordance with the modified terms for more than six months but less than twelve months.
Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and troubled debt restructurings performing less than twelve months under the modified terms) increased $187.3 million during the six months ended September 30, 2009. Non-performing assets increased $173.1 million to $453.5 million at September 30, 2009 from $280.4 million at March 31, 2009 and increased as a percentage of total assets to 9.79% from 5.32% at such dates, respectively. The increase in non-performing loans at September 30, 2009 was the result of an increase of $74.3 million in non-performing commercial real estate, $62.5 million in non-performing construction and land loans, $26.2 million in non-

performing single-family residential loans, $13.8 million in non-performing multi-family loans, $8.5 million in non-performing commercial business loans and $1.9 million in non-performing consumer loans.
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
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2009 and March 31, 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At September 30, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$190,901	4.12%	$139,016	3.00%	$231,694	5.00%
Risk-based capital (to risk-based assets)	231,879	7.36	251,884	8.00	314,855	10.00
Tangible capital (to tangible assets)	190,901	4.12	69,508	1.50	N/A	N/A

At March 31, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital (to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital (to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2009 and March 31, 2009:

	September 30,	March 31,
	2009	2009
	(Restated)	(Restated)
	(In Thousands)
Stockholders’ equity of the Bank	$193,872	$320,149
Less: Goodwill and intangible assets	(4,408)	(4,725)
Accumulated other comprehensive income	1,437	6,350

Tier 1 and tangible capital	190,901	321,774
Plus: Allowable general valuation allowances	40,978	46,538

Risk-based capital	$231,879	$368,312

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
At September 30, 2009, the Bank had a core capital ratio of 4.12 percent and a total risk-based capital ratio of 7.36 percent, each below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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
We realized a net loss of $75.2 million in the second quarter of fiscal 2010. The net loss is the direct result of a $60.9 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.
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
The Cease and Desist Orders require that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank must meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At September 30, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.12 percent and a total risk-based capital ratio of 7.36 percent, each below the required capital ratios set forth above. The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction.
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
In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $2.5 million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment will be collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase approximately $2.5 million for the year ended March 31, 2010, as compared to the year ended March 31, 2009, as a result of this special assessment. In addition, the final rule allows the Federal Deposit Insurance Corporation to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will likely negatively impact the Company’s earnings.

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
ANCHOR BANCORP WISCONSIN INC.

Date:	June 14, 2009	By:	/s/ Chris Bauer

Chris Bauer, President and Chief Executive Officer

Date:	June 14, 2009	By:	/s/ Dale C. Ringgenberg

Dale C. Ringgenberg, Treasurer and
Chief Financial Officer