Form 10-Q/A
period 2009-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2010-06-14
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No, 1)

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

EXPLANATORY NOTE
Anchor Bancorp Wisconsin Inc. is filing this amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2010. This Amendment is being filed to amend and restate our unaudited consolidated financial statements as of and for the three and nine months ended December 31, 2009.
In conjunction with its review of the results of operations in connection with the annual audit, management discovered a systemic error in the recognition of federal deposit insurance premium expense. While the quarterly federal deposit insurance premiums are currently billed in arrears, the premium notices were being treated as billed in advance, as had been the case in prior years. This error was compounded by the significant increase in the amount of the federal deposit insurance premiums in the current fiscal year. As a result of its analysis of the accounting error, management determined that federal insurance premium expense was understated by $1.2 million and $6.6 million for the three and nine months ended December 31, 2009, respectively, and total equity was cumulatively overstated by $8.9 million at that date.
The information in this Amendment has been updated to give effect to the restatement. Anchor Bancorp Wisconsin, Inc. has not updated the information in the initial Form 10-Q, except as necessary to reflect the effects of the restatement described above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the initial Form 10-Q on February 8, 2010. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amendment.

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q/A

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2009	2009
	(unaudited)
	(Restated-	(Restated-
	See Note 19)	See Note 19)
	(In Thousands, Except Share Data)
Assets
Cash	$80,475	$59,654
Interest-bearing deposits	251,813	374,172

Cash and cash equivalents	332,288	433,826
Investment securities available for sale	17,396	77,684
Mortgage-related securities available for sale	448,025	407,301
Mortgage-related securities held to maturity (fair value of $43 and $50, respectively)	42	50
Loans, less allowance for loan losses of $164,494 at December 31, 2009 and $137,165 at March 31, 2009:
Held for sale	35,640	161,964
Held for investment	3,383,246	3,896,439
Foreclosed properties and repossessed assets, net	40,420	52,563
Real estate held for development and sale	2,013	16,120
Office properties and equipment	46,136	48,123
Federal Home Loan Bank stock—at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	93,940	107,009

Total assets	$4,453,975	$5,272,110

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$278,914	$274,392
Interest bearing deposits and accrued interest	3,319,271	3,649,435

Total deposits and accrued interest	3,598,185	3,923,827
Other borrowed funds	759,479	1,078,392
Other liabilities	44,068	58,115

Total liabilities	4,401,732	5,060,334

Commitments and contingent liabilities (Note 12)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	79,753	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,689,117 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,133	109,327
Retained earnings (deficit)	(31,455)	131,878
Accumulated other comprehensive income (loss) related to AFS securities	(4,863)	10
Accumulated other comprehensive loss related to OTTI non credit issues	(6,404)	(6,347)

Total accumulated other comprehensive loss	(11,267)	(6,337)
Treasury stock (3,674,222 and 3,793,554 shares, respectively), at cost	(90,932)	(94,744)
Deferred compensation obligation	(5,525)	(5,480)

Total Anchor BanCorp stockholders’ equity	52,243	211,365

Non-controlling interest in real estate partnerships	—	411

Total liabilities and stockholders’ equity	$4,453,975	$5,272,110

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
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Cont’d)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Restated-		(Restated-
	See Note 19)		See Note 19)
	(In Thousands, Except Per Share Data)
Non-interest expense:

Compensation	$12,340	$13,755	$40,656	$41,727
Real estate investment partnership cost of sales	—	1,191	—	1,191
Occupancy	2,427	2,328	7,487	7,302
Federal deposit insurance premiums	4,300	624	14,486	884
Furniture and equipment	1,836	2,189	5,978	6,382
Data processing	1,914	1,858	5,535	5,493
Marketing	542	727	1,557	2,055
Other expenses from real estate partnership operations	211	7,170	3,870	11,085
REO operations — net expense	5,867	8,038	17,044	10,179
Mortgage servicing rights impairment (recovery)	(415)	2,535	(1,765)	2,535
Foreclosure cost advance impairment	—	—	3,708	—
Goodwill impairment	—	72,181	—	72,181
Other	8,673	5,661	22,343	14,201

Total non-interest expense	37,695	118,257	120,899	175,215

Loss before income taxes	(10,197)	(169,007)	(150,429)	(198,898)
Income tax expense (benefit)	3	(1,899)	3	(13,951)

Net loss	$(10,200)	$(167,108)	$(150,432)	$(184,947)
Income attributable to non-controlling interest in real estate partnerships	—	(150)	—	(98)

Preferred stock dividends and discount accretion	(3,228)	—	(9,700)	—

Net loss available to common equity of Anchor BanCorp	$(13,428)	$(167,258)	$(160,132)	$(185,045)

Comprehensive loss	$(20,101)	$(171,061)	$(155,362)	$(194,496)

Loss per common share:
Basic	$(0.63)	$(7.96)	$(7.56)	$(8.82)
Diluted	(0.63)	(7.96)	(7.56)	(8.82)
Dividends declared per common share	—	0.01	—	0.29
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

								Accu-
								mulated
								Other
								Compre-
	Non-			Additional	Retained		Deferred	hensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total

	(Dollars in thousands except per share data)
Balance at March 31, 2009	$411	$74,185	$2,536	$109,327	$134,234	$(94,744)	$(5,480)	$(6,337)	$214,132
Restatement for prior year federal insurance premium adjustment (See Note 19)	—	—	—	—	(2,356)	—	—	—	(2,356)

Balance at March 31, 2009, as restated	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776
Comprehensive income (loss):
Net loss (1)	—	—	—	—	(150,432)	—	—	—	(150,432)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(1,741)	(1,741)
Reclassification adjustment for net gains on sale of investment and mortgage-related securities realized in income, net of tax of $0	—	—	—	—	—	—	—	(9,396)	(9,396)
Reclassification adjustment for credit portion of other-than-temporary impairment on investments realized in income, net of tax of $0	—	—	—	—	—	—	—	576	576
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	5,631	5,631

Comprehensive loss									$(155,362)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(4,132)	—	—	—	(4,132)
Issuance of treasury stock	—	—	—	—	(3,201)	3,812	(45)	—	566
Tax benefit from stock related compensation	—	—	—	(194)	—	—	—	—	(194)
Accretion of preferred stock discount	—	5,568	—	—	(5,568)	—	—	—	—

Balance at December 31, 2009	$—	$79,753	$2,536	$109,133	$(31,455)	$(90,932)	$(5,525)	$(11,267)	$52,243

(1)	Restated (See Note 19)
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
	(Restated-
	See Note 19)
	(In Thousands)

Operating Activities
Net loss	$(150,432)	$(185,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	141,756	149,334
Provision for OREO losses	13,705	5,877
Provision for depreciation and amortization	3,705	3,881
Amortization and accretion of investment securities, net	110	(296)
Amortization and accretion of mortgage related securities, net	1,763	—
Mortgage servicing rights impairment recovery	(1,765)	—
Goodwill impairment	—	72,181
Real estate held for development and sale impairment	—	4,628
Mortgage servicing rights impairment	—	2,535
Deferred tax impairment	—	36,500
Foreclosure cost advance impairment	3,708	—
Increase (decrease) in non-controlling interest in real estate partnerships	(411)	97
Cash paid due to origination of loans held for sale	(996,214)	(366,187)
Cash received due to sale of loans held for sale	1,137,808	346,540
Net gain on sales of loans	(15,270)	(2,823)
Net (gain) loss on sales of investments and mortgage-related securities	(9,396)	3,298
Loss on sale of foreclosed properties	452	39
Net loss on impairment of securities available for sale	745	—
Stock-based compensation expense	566	693
Decrease in accrued interest receivable	3,311	3,300
(Increase) decrease in prepaid expense and other assets	24,017	(63,087)
Decrease in accrued interest payable on deposits	(1,782)	(10,350)
Increase (decrease) in other liabilities	(18,179)	28,841

Net cash provided by operating activities	138,197	29,956

Investing Activities
Proceeds from sales of investment securities available for sale	28,531	22,170
Proceeds from maturities of investment securities available for sale	49,965	73,345
Purchase of investment securities available for sale	(18,518)	(86,292)
Purchase of mortgage-related securities available for sale	(437,141)	(70,010)
Proceeds from sale of mortgage-related securities available for sale	363,084	—
Principal collected on mortgage-related securities	84,377	43,074
Net decrease in loans held for investment	301,620	50,843
Purchases of office properties and equipment	(2,024)	(2,617)
Proceeds from sales of office properties and equipment	468	79
Proceeds from sale of foreclosed properties	18,925	10,896
Proceeds from sale of investment in real estate held for development and sale	13,961	—
Purchase of investment in real estate held for development and sale	(16)	(468)

Net cash provided by investing activities	403,232	41,020

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
	(Restated-
	See Note 19)
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

Note 3 — Significant Risks and Uncertainties
While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $10.2 million for the three months ended December 31, 2009 and a net loss of $150.4 million for the nine months ended December 31, 2009. Stockholders’ equity decreased from $211.4 million or 4.01% of total assets at March 31, 2009 to $52.2 million or 1.17% of total assets at December 31, 2009. At December 31, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Order to Cease and Desist dated June 26, 2009. The recent losses originate from a provision for loan losses of $141.8 million, for the nine-month period ended December 31, 2009, along with an increase in nonaccrual loans, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses for the remainder of the fiscal year.
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

The Corporation has entered into agreements with Badger Anchor Holdings, LLC (“Badger Holdings”), pursuant to which Badger Holdings will make up to an aggregate $400 million investment in the Corporation, which amount includes a term loan in the principal amount of $110 million. In connection with the proposed transaction, the Corporation also offered up to 166 million shares of common stock to its shareholders of record as of November 23, 2009. Consummation of the proposed transaction is subject to a number of conditions, including: (i) resolution satisfactory to Badger Holdings of the Corporation’s outstanding loan from U.S. Bank and others in the aggregate principal amount of $116 million; (ii) conversion into common stock of the shares of preferred stock and warrant issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program at an acceptable conversion rate; (iii) shareholder approval of the proposed transaction; (iv) receipt of all required regulatory approvals; (v) the absence of certain material adverse developments with respect to the Corporation and its business and (vi) other terms and conditions typical of similar transactions. On March 31, 2010, the Corporation and Badger Anchor Holdings, LLC mutually terminated the agreement because several conditions to closing had not been met.
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

The tables above represent 64 securities at December 31, 2009 and 72 securities at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other-than-temporary losses due to credit deterioration. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis. To determine if an other-than-temporary impairment exists on a debt security, the Bank first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Bank will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Bank determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income.
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

Note 7 — Loans Receivable
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

The Corporation records mortgage servicing rights (MSRs) when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured at fair value. The Corporation has chosen to use the amortization method to measure each class of separately recognized servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of income. Ancillary income is recorded in other non-interest income. The Corporation has defined two classes of MSRs — residential (one to four family) and large multi-family/commercial real estate serviced for private investors.
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

Note 10 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2009 and March 31, 2009:

	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)

At December 31, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$183,833	4.12%	$133,864	3.00%	$223,107	5.00%
Risk-based capital (to risk-based assets)	221,956	7.59	233,880	8.00	292,351	10.00
Tangible capital (to tangible assets)	183,833	4.12	66,932	1.50	N/A	N/A

At March 31, 2009 (Restated):
Tier 1 capital (to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital (to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital (to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A
At December 31, 2009, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s Risk-based capital and Tier 1 capital ratios are considered below the target levels of the Order to Cease and Desist dated June 26, 2009. The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
	(Restated)	(Restated)
	(In Thousands)

Stockholders’ equity of the Bank	$178,348	$320,149
Less: Goodwill and intangible assets	(4,250)	(4,725)
Disallowed servicing assets	(1,617)	—
Accumulated other comprehensive income	11,352	6,350

Tier 1 and tangible capital	183,833	321,774
Plus: Allowable general valuation allowances	38,123	46,538

Risk-based capital	$221,956	$368,312

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

	Three Months Ended December 31,
	2009	2008
	(Restated)
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(13,428)	$(167,258)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,205	21,000
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,205	21,000

Basic loss per common share	$(0.63)	$(7.96)

Diluted loss per common share	$(0.63)	$(7.96)

	Nine Months Ended December 31,
	2009	2008
	(Restated)
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(160,132)	$(185,045)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,168	20,971
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,168	20,971

Basic loss per common share	$(7.56)	$(8.82)

Diluted loss per common share	$(7.56)	$(8.82)

At December 31, 2009, approximately 508,000 stock options and restricted stock grants were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
Note 12 — Commitments and Contingent Liabilities
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
Note 13 — Fair Value of Financial Instruments
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

Note 14 — Income Taxes
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
At September 30, 2009 and December 31, 2009, the Bank had a core capital ratio of 4.12 percent and 4.12 percent, respectively, and a total risk-based capital ratio of 7.36 percent and 7.59 percent, respectively, each below the required capital ratios set forth above. The Corporation is working with its advisors to explore possible alternatives to raise additional equity capital. On December 1, 2009, the Corporation entered into agreements with Badger Anchor Holdings, LLC, pursuant to which Badger will make up to a $400 million investment in the Corporation. On March 31, 2010, the Corporation and Badger Anchor Holdings, LLC mutually terminated the agreement. Due to the fact that this transaction was not completed, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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
Consummation of the proposed Transaction is subject to a number of conditions, including: (i) resolution satisfactory to Badger Holdings of the Corporation’s outstanding loan from U.S. Bank and others in the aggregate principal amount of $116 million; (ii) conversion into common stock of the shares of preferred stock and warrant issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program at an acceptable conversion rate; (iii) shareholder approval of the Transaction; (iv) receipt of all required regulatory approvals; (v) the absence of certain material adverse developments with respect to the Corporation and its business and (vi) other terms and conditions typical of similar transactions.

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
Upon the completion of the proposed Transaction, current shareholders will experience significant dilution. Assuming the maximum number of shares are purchased by Badger Holdings, current shareholders of the Corporation would own less than 5 percent of the Corporation’s outstanding common shares and Badger Holdings would own a majority. Badger Holdings will be registered as a savings and loan holding company. On March 31, 2010, the Corporation and Badger Anchor Holdings, LLC mutually terminated the agreement because several conditions to closing had not been met.
Note 19 — Restatement of Previously Issued Financial Statements
We have restated our financial statements as of and for the three and nine months ended December 31, 2009. In conjunction with its review of the results of operations in connection with the annual audit, management discovered a systemic error in the recognition of federal deposit insurance premium expense. While the quarterly federal deposit insurance premiums are currently billed in arrears, the premium notices were being treated as billed in advance, as had been the case in prior years. This error was compounded by the significant increase in the amount of the federal deposit insurance premiums in the current fiscal year. As a result of its analysis of the accounting error, management determined that federal deposit insurance premium expense was understated by $1.2 million and $6.6 million for the three and nine months ended December 31, 2009, respectively, and total equity was cumulatively overstated by $8.9 million at that date in the original Form 10-Q for the period ended December 31, 2009.
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
Consolidated Balance Sheets

	As of December 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)

Accrued interest and other assets	$98,552	$(4,612)	$93,940
Total assets	4,458,587	(4,612)	4,453,975
Other liabilities	39,768	4,300	44,068
Total liabilities	4,397,432	4,300	4,401,732
Retained deficit	(22,543)	(8,912)	(31,455)
Stockholders’ equity	61,155	(8,912)	52,243

	As of March 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)

Accrued interest and other assets	$107,954	$(945)	$107,009
Total assets	5,273,055	(945)	5,272,110
Other liabilities	56,704	1,411	58,115
Total liabilities	5,058,923	1,411	5,060,334
Retained earnings	134,234	(2,356)	131,878
Stockholders’ equity	213,721	(2,356)	211,365

Consolidated Statement of Operations

	For the three months ended December 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)

Federal insurance premiums	$3,093	$1,207	$4,300
Total non-interest expense	36,488	1,207	37,695
Loss before income taxes	(8,990)	(1,207)	(10,197)
Net loss	(8,993)	(1,207)	(10,200)
Net loss available to common equity	(12,221)	(1,207)	(13,428)
Comprehensive loss	(18,894)	(1,207)	(20,101)
Earnings (loss) per share:
Basic	(0.58)	(0.05)	(0.63)
Diluted	(0.58)	(0.05)	(0.63)

	For the nine months ended December 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)

Federal insurance premiums	$7,930	$6,556	$14,486
Total non-interest expense	114,343	6,556	120,899
Loss before income taxes	(143,873)	(6,556)	(150,429)
Net loss	(143,876)	(6,556)	(150,432)
Net loss available to common equity	(153,576)	(6,556)	(160,132)
Comprehensive loss	(148,806)	(6,556)	(155,362)
Earnings (loss) per share:
Basic	(7.26)	(0.30)	(7.56)
Diluted	(7.26)	(0.30)	(7.56)
Consolidated Statement of Cash Flows

	For the nine months ended December 31, 2009
	As
	Reported	Adjustment	Restated
	(In Thousands)

Operating Activities
Net loss	$(143,876)	$(6,556)	$(150,432)
(Increase) decrease in prepaid expense and other assets	20,350	3,667	24,017
Increase (decrease) in other liabilities	(21,068)	2,889	(18,179)

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
Executive Overview
Highlights for the third quarter ended December 31, 2009 include:
•	On June 14, 2010, the Corporation restated results for the third quarter ended December 31, 2010 due to a systematic error in the recognition of federal insurance premium expense.
•	Diluted loss per common share decreased to $(0.63) for the quarter ended December 31, 2009 compared to $(7.96) per share for the quarter ended December 31, 2008, primarily due to a $82.5 million decrease in the provision for loan losses and a $80.6 million decrease in non-interest expense;
•	The interest rate spread decreased to 2.13% for the quarter ended December 31, 2009 compared to 2.88% for the quarter ended December 31, 2008;
•	Loans receivable decreased $639.5 million, or 15.8%, since March 31, 2009;
•	Deposits and accrued interest decreased $325.6 million, or 8.3%, since March 31, 2009;
•	Book value per common share was $(2.66) at December 31, 2009 compared to $4.70 at March 31, 2009 and $6.80 at December 31, 2008;
•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank) increased $64.0 million, or 22.8%, to $344.4 million at December 31, 2009 from $280.4 million at March 31, 2009, and total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $76.1 million, or 33.4% to $303.9 million at December 31, 2009 from $227.8 million at March 31, 2009; and
•	Provision for loan losses decreased $82.5 million, or 88.8%, to $10.5 million for the three months ended December 31, 2009 from $93.0 million for the three months ended December 31, 2008 and $50.4 million, or 82.8%, from $60.9 million for the three months ended September 30, 2009.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
	12/31/2009	9/30/2009	6/30/2009	3/31/2009
(Dollars in thousands — except per share amounts)	(restated)	(restated)	(restated)	(restated)

Operations Data:
Net interest income	$22,333	$18,939	$24,915	$28,708
Provision for loan losses	10,456	60,900	70,400	56,385
Net gain on sale of loans	2,805	1,062	11,403	7,858
Real estate investment partnership revenue	—	—	—	310
Other non-interest income	12,816	9,796	8,157	7,794
Real estate investment partnership cost of sales	—	—	—	545
Other non-interest expense	37,695	43,992	39,212	49,755
Loss before income taxes	(10,197)	(75,095)	(65,137)	(62,015)
Income taxes	3	—	—	(16,147)
Net loss	(10,200)	(75,095)	(65,137)	(45,868)
Income (loss) attributable to non-controlling interest in real estate partnerships	—	85	(85)	(246)
Preferred stock dividends and discount accretion	(3,228)	(3,228)	(3,244)	(2,172)
Net loss available to common equity of Anchor BanCorp	(13,428)	(78,408)	(68,296)	(47,794)

Selected Financial Ratios (1):
Yield on earning assets	4.92%	4.62%	4.80%	5.22%
Cost of funds	2.79	3.00	2.79	2.72
Interest rate spread	2.13	1.62	2.01	2.50
Net interest margin	2.05	1.58	1.99	2.45
Return on average assets	(0.89)	(5.97)	(4.92)	(3.62)
Return on average equity	(64.05)	(242.30)	(132.26)	(84.21)
Average equity to average assets	1.39	2.46	3.72	4.30
Non-interest expense to average assets	3.30	3.49	2.97	4.00

Per Share:
Basic earnings (loss) per common share	$(0.63)	$(3.71)	$(3.23)	$(2.26)
Diluted earnings (loss) per common share	(0.63)	(3.71)	(3.23)	(2.26)
Dividends per common share	—	—	—	—
Book value per common share	(2.66)	(1.70)	1.71	4.70

Financial Condition:
Total assets	$4,453,975	$4,634,619	$5,236,909	$5,272,110
Loans receivable, net
Held for sale	35,640	28,904	115,340	161,964
Held for investment	3,383,246	3,506,464	3,641,708	3,896,439
Deposits and accrued interest	3,598,185	3,739,997	3,987,906	3,923,827
Other borrowed funds	759,479	759,479	1,041,049	1,078,392
Stockholders’ equity	52,243	73,370	146,918	211,365
Allowance for loan losses	164,494	170,664	139,455	137,165
Non-performing assets(2)	344,362	453,510	347,795	280,377

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

	Three Months Ended
(Dollars in thousands — except per share amounts)	12/31/2008	9/30/2008	6/30/2008	3/31/2008

Operations Data:
Net interest income	$32,707	$29,954	$33,421	$35,066
Provision for loan losses	92,970	46,964	9,400	10,393
Net gain (loss) on sale of loans	(228)	808	2,243	2,984
Real estate investment partnership revenue	1,836	—	—	457
Other non-interest income	7,905	7,439	9,566	10,121
Real estate investment partnership cost of sales	1,191	—	—	548
Other non-interest expense	117,066	30,167	26,791	29,249
Income (loss) before income taxes	(169,007)	(38,930)	9,039	8,438
Income taxes (benefit)	(1,899)	(15,618)	3,566	2,838
Net income (loss)	(167,108)	(23,312)	5,473	5,600
Income (loss) attributable to non-controlling interest in real estate partnerships	150	(13)	(39)	(43)
Preferred stock dividends and discount accretion
Net income (loss) available to common equity of Anchor BanCorp	(167,258)	(23,299)	5,512	5,643

Selected Financial Ratios (1):
Yield on earning assets	5.69%	5.59%	6.05%	6.10%
Cost of funds	2.81	3.00	3.22	3.31
Interest rate spread	2.88	2.59	2.83	2.79
Net interest margin	2.88	2.62	2.87	2.84
Return on average assets	(13.72)	(1.89)	0.44	0.43
Return on average equity	(242.66)	(27.69)	6.37	6.56
Average equity to average assets	5.66	6.84	6.93	6.55
Non-interest expense to average assets	9.70	2.45	2.15	2.27

Per Share:
Basic earnings (loss) per common share	$(7.96)	$(1.11)	$0.26	$0.27
Diluted earnings (loss) per common share	(7.96)	(1.11)	0.26	0.27
Dividends per common share	0.01	0.10	0.18	0.18
Book value per common share	6.80	14.76	16.00	16.17

Financial Condition:
Total assets	$4,798,847	$4,928,074	$4,949,335	$5,149,557
Loans receivable, net
Held for sale	32,139	4,099	6,619	9,669
Held for investment	3,948,065	4,069,369	4,129,075	4,202,833
Deposits and accrued interest	3,413,449	3,349,335	3,406,975	3,539,994
Other borrowed funds	1,152,112	1,210,562	1,147,329	1,206,761
Stockholders’ equity	146,662	317,501	343,599	345,116
Allowance for loan losses	122,571	64,614	40,265	38,285
Non-performing assets(2)	410,695	184,754	147,036	112,305

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

Critical Accounting Policies
             There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss).
•	The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The allowance is comprised of both a specific and general component. Specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors pursuant to ASC 450-2 “Loss Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.
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

RESULTS OF OPERATIONS
General. Net income for the three and nine months ended December 31, 2009 increased $156.9 million or 93.9% to a net loss of $10.2 million from a net loss of $167.1 million and increased $34.5 million or 18.7% to a net loss of $150.4 million from a net loss of $184.9 million as compared to the same respective periods in the prior year. The increase in net income for the three-month period compared to the same period last year was largely due to a decrease in provision for loan losses of $82.5 million, a decrease in non-interest expense of $80.6 million and an increase in non-interest income of $6.1 million, which were partially offset by a decrease in net interest income of $10.4 million and a decrease in income tax benefit of $1.9 million. The increase in net income for the nine-month period compared to the same period last year was largely due to a decrease in provision for loan losses of $7.6 million, a decrease in non-interest expense of $54.3 million and an increase in non-interest income of $16.5 million, which were partially offset by a decrease in income tax benefit of $14.0 million and a decrease in net interest income of $30.0 million.
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

	Three Months Ended December 31,
	2009			2008
	(Restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,579,901	$36,293	5.63%	$3,043,654	$44,779	5.88%
Consumer loans	749,605	9,433	5.03	783,251	11,733	5.99
Commercial business loans	160,362	2,819	7.03	243,317	3,530	5.80

Total loans receivable (2) (3)	3,489,868	48,545	5.56	4,070,222	60,042	5.90
Mortgage-related securities (4)	455,290	4,617	4.06	273,161	3,743	5.48
Investment securities (4)	22,504	184	3.27	96,607	818	3.39
Interest-bearing deposits	333,038	208	0.25	51,048	70	0.55
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,355,529	53,554	4.92	4,545,867	64,673	5.69

Non-interest-earning assets	217,200			329,137

Total assets	$4,572,729			$4,875,004

Interest-Bearing Liabilities
Demand deposits	$954,070	1,264	0.53	$1,008,069	1,965	0.78
Regular passbook savings	250,920	189	0.30	231,909	191	0.33
Certificates of deposit	2,505,292	19,825	3.17	2,141,593	19,446	3.63

Total deposits and accrued interest	3,710,282	21,278	2.29	3,381,571	21,602	2.56
Other borrowed funds	759,479	9,943	5.24	1,162,451	10,364	3.57

Total interest-bearing liabilities	4,469,761	31,221	2.79	4,544,022	31,966	2.81

Non-interest-bearing liabilities	39,264			55,277

Total liabilities	4,509,025			4,599,299
Stockholders’ equity	63,704			275,705

Total liabilities and stockholders’ equity	$4,572,729			$4,875,004

Net interest income/interest rate spread (5)		$22,333	2.13%		$32,707	2.88%

Net interest-earning assets	$(114,232)			$1,845

Net interest margin (6)			2.05%			2.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.97			1.00

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2009			2008
	(Restated)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,753,635	$113,642	5.50%	$3,113,820	$139,223	5.96%
Consumer loans	767,899	29,764	5.17	755,014	34,848	6.15
Commercial business loans	183,853	8,480	6.15	256,696	11,132	5.78

Total loans receivable(2) (3)	3,705,387	151,886	5.47	4,125,530	185,203	5.99
Mortgage-related securities (4)	445,838	15,367	4.60	273,218	11,099	5.42
Investment securities (4)	42,578	954	2.99	99,722	2,398	3.21
Interest-bearing deposits	459,167	838	0.24	44,614	469	1.40
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,707,799	169,045	4.79	4,597,913	199,169	5.78

Non-interest-earning assets	251,304			329,397

Total assets	$4,959,103			$4,927,310

Interest-Bearing Liabilities
Demand deposits	$948,146	3,967	0.56	$1,056,013	8,035	1.01
Regular passbook savings	246,178	535	0.29	232,930	740	0.42
Certificates of deposit	2,657,762	63,949	3.21	2,117,346	63,567	4.00

Total deposits and accrued interest	3,852,086	68,451	2.37	3,406,289	72,342	2.83
Other borrowed funds	937,506	34,407	4.89	1,158,941	30,745	3.54

Total interest-bearing liabilities	4,789,592	102,858	2.86	4,565,230	103,087	3.01

Non-interest-bearing liabilities	37,716			44,938

Total liabilities	4,827,308			4,610,168
Stockholders’ equity	131,795			317,142

Total liabilities and stockholders’ equity	$4,959,103			$4,927,310

Net interest income/interest rate spread(5)		$66,187	1.93%		$96,082	2.77%

Net interest-earning assets	$(81,793)			$32,683

Net interest margin (6)			1.87%			2.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.01

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Non-Interest Expense. Non-interest expense decreased $80.6 million or 68.1% to $37.7 million and decreased $54.3 million or 31.0% to $120.9 million for the three and nine months ended December 31, 2009, respectively, as compared to $118.3 million and $175.2 million for the same respective periods in 2008. The decrease for the three-month period was primarily due to the write down of goodwill due to impairment of $72.2 million in the prior year. In addition, other expense from real estate partnership operations decreased $7.0 million and real estate investment partnership cost of sales decreased $1.2 million, both due to the fact that IDI sold its interest in the majority of the real estate segment in the previous quarter. Also, mortgage servicing rights impairment decreased $3.0 million due to an increase in interest rates on residential loans, net expense from REO operations decreased $2.2 million due to a decrease in the provision for REO losses, compensation expense decreased $1.4 million mainly due to a decline in benefits expense, furniture and equipment expense decreased $353,000 and marketing expense decreased $185,000. These decreases were partially offset by an increase in other non-interest expense of $3.0 million primarily due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices, an increase in federal insurance premiums of $3.7 million mainly due to the fact that the Bank is in a higher risk category and an increase in occupancy expense of $99,000 for the three months ended December 31, 2009 as compared to the same period in the prior year. The decrease for the nine-month period was primarily due to the write down of goodwill due to impairment of $72.2 million in the prior year. In addition, other expense from real estate partnership operations decreased $7.2 million and real estate investment partnership cost of sales decreased $1.2 million, both due to the fact that IDI sold its interest in the majority of the real estate segment in the previous quarter. Also, mortgage servicing rights impairment decreased $4.3 million due to an increase in interest rates on residential loans, compensation expense decreased $1.1 million mainly due to a decline in benefits expense, marketing expense decreased $498,000 and furniture and equipment expense decreased $404,000. These decreases were partially offset by an increase in other non-interest expense of $8.1 million due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices, an increase in federal insurance premiums of $13.6 million mainly due to a special assessment in the first quarter and the fact that the Bank is in a higher risk category, an increase in net expense from REO operations of $6.9 million due to additional write downs, an increase in the impairment of foreclosure cost advances $3.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable and an increase in occupancy expense of $185,000 for the nine months ended December 31, 2009 as compared to the same period in the prior year.

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
FINANCIAL CONDITION
During the nine months ended December 31, 2009, the Corporation’s assets decreased by $818.1 million from $5.27 billion at March 31, 2009 to $4.45 billion at December 31, 2009. The majority of this decrease was attributable to a decrease of $639.5 million in loans receivable, a decrease of $101.5 million in cash and cash equivalents as well as a decrease of $60.3 million in investment securities available for sale, which were partially offset by a $40.7 million increase in mortgage-related securities available for sale.
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
Total liabilities decreased $658.6 million during the nine months ended December 31, 2009. This decrease was largely due to a $325.6 million decrease in deposits and accrued interest, a $318.9 million decrease in other borrowed funds and a $14.0 million decrease in other liabilities. Brokered deposits totaled $218.8 million or approximately 6.1% of total deposits at December 31, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.
Stockholders’ equity decreased $159.1 million during the nine months ended December 31, 2009 as a net result of (i) comprehensive loss of $155.4 million, (ii) accrual of dividends on preferred stock of $4.1 million and (iii) tax benefit from stock-related compensation of $194,000. These decreases were partially offset by (i) the issuance of shares for management and benefit plans of $566,000.

ASSET QUALITY
The composition of non-performing loans is summarized as follows for the dates indicated:

	December 31, 2009			March 31, 2009
	Non-		Percent of	Non-		Percent of
	Performing	%	Total Loans	Performing	%	Total Loans
	(Dollars in Thousands)

Single-family residential	$48,594	16.0%	1.36%	$31,868	14.0%	0.78%
Multi-family residential	38,191	12.6%	1.07%	50,090	22.0%	1.22%
Commercial real estate	78,260	25.7%	2.18%	56,972	25.0%	1.39%
Construction and land	112,554	37.0%	3.14%	70,536	31.0%	1.72%
Consumer	6,367	2.1%	0.18%	3,525	1.5%	0.09%
Commercial business	19,976	6.6%	0.56%	14,823	6.5%	0.36%

Total Non-Performing Loans	$303,942	100.0%	8.48%	$227,814	100.0%	5.54%

The composition of non-performing assets is summarized as follows for the dates indicated:

	At December 31,	At March 31,
	2009	2009
	(Dollars in thousands)

Total non-accrual loans	$250,994	$166,354
Troubled debt restructurings — non-accrual (2)	52,948	61,460
Other real estate owned (OREO)	40,420	52,563

Total non-performing assets	$344,362	$280,377

Total non-performing loans to total loans (1)	8.48%	5.54%
Total non-performing assets to total assets	7.73	5.32
Allowance for loan losses to total loans (1)	4.59	3.34
Allowance for loan losses to total non-performing loans	54.12	60.21
Allowance for loan and foreclosure losses to total non-performing assets	51.55	52.08

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date.
Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $76.1 million during the nine months ended December 31, 2009. Non-performing assets increased $64.0 million to $344.4 million at December 31, 2009 from $280.4 million at March 31, 2009 and increased as a percentage of total assets to 7.73% from 5.32% at such dates, respectively. The increase in non-performing loans at December 31, 2009 was the result of an increase of $42.0 million in non-performing construction and land loans, $21.3 million in non-performing commercial real estate loans, $16.7 million in non-performing single-family residential loans, $5.2 million in non-performing commercial business loans and $2.8 million in non-performing consumer loans offset by a $11.9 million decrease in non-performing multi-family loans. On a linked-quarter basis, non-performing loans decreased $111.1 million, or 26.7% at December 31, 2009 from $415.1 million at September 30, 2009.

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
At September 30, 2009 and December 31, 2009, the Bank had a core capital ratio of 4.12 percent and 4.12 percent, respectively, and a total risk-based capital ratio of 7.36 percent and 7.59 percent, respectively, each below the required capital ratios set forth above. The Corporation has signed the Stock Purchase Agreement and Loan Agreement with Badger Anchor Holdings, LLC, to raise capital to meet the capital ratios. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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
Consummation of the proposed Transaction is subject to a number of conditions, including: (i) resolution satisfactory to Badger Holdings of the Corporation’s outstanding loan from U.S. Bank and others in the aggregate principal amount of $116 million; (ii) conversion into common stock of the shares of preferred stock and warrants issued to the U.S. Treasury pursuant to the TARP Capital Purchase Program at an acceptable conversion rate; (iii) shareholder approval of the Transaction; (iv) receipt of all required regulatory approvals; (v) the absence of certain material adverse developments with respect to the Corporation and its business and (vi) other terms and conditions typical of similar transactions.
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
On March 31, 2010, the Corporation and Badger Anchor Holdings, LLC mutually terminated the agreement because several conditions to closing had not been met.
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2009 and March 31, 2009:

	Actual		Adequacy Purposes		OTS Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars In Thousands)

At December 31, 2009 (Restated):
Tier 1 capital
(to adjusted tangible assets)	$183,833	4.12%	$133,864	3.00%	$223,107	5.00%
Risk-based capital
(to risk-based assets)	221,956	7.59	233,880	8.00	292,351	10.00
Tangible capital
(to tangible assets)	183,833	4.12	66,932	1.50	N/A	N/A

At March 31, 2009 (Restated):
Tier 1 capital
(to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital
(to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital
(to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009
	(Restated)	(Restated)
	(In Thousands)

Stockholders’ equity of the Bank	$178,348	$320,149
Less: Goodwill and intangible assets	(4,250)	(4,725)
Disallowed servicing assets	(1,617)	—
Accumulated other comprehensive income	11,352	6,350

Tier 1 and tangible capital	183,833	321,774
Plus: Allowable general valuation allowances	38,123	46,538

Risk-based capital	$221,956	$368,312

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
At September 30, 2009 and December 31, 2009, the Bank had a core capital ratio of 4.12 percent and 4.12 percent, respectively, and a total risk-based capital ratio of 7.36 percent and 7.59 percent, respectively, each below the required capital ratios set forth above. The Corporation has signed the Stock Purchase Agreement and Loan Agreement with Badger, to raise capital to meet the capital ratios. On March 31, 2010, the Corporation and Badger Anchor Holdings, LLC mutually terminated the agreement. Due to the fact that this transaction was not completed, without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Factors that could affect actual results include but are not limited to; (i) general market rates; (ii) changes in market interest rates and the shape of the yield curve; (iii) general economic conditions; (iv) unfavorable effects of future economic conditions, including inflation and recession; (v) real estate markets; (vi) legislative/regulatory changes; (vii) monetary and fiscal policies of the U.S. Department of the Treasury and the Federal Reserve Board; (viii) changes in the quality or composition of the Bank’s loan and investment portfolios; (ix) demand for loan products; (x) level of loan and mortgage-backed securities repayments; (xi) impact of the Emergency Economic Stabilization Act of 2008; (xii) changes in the U.S. Treasury’s Capital Purchase Program; (xiii) unprecedented volatility in equity, fixed income and other market valuations; (xiv) higher-than-expected credit losses due to business losses, constraints on borrowers’ ability to repay outstanding loans or the diminishment of the value of collateral securing such loans, capital market disruptions, changes in commercial or residential real estate development and real estate prices or other economic factors; (xv) substantial loss of customer deposit accounts; (xvi) soundness of other financial institutions with which the Corporation and the Bank engage in transactions; (xvii) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; (xviii) competition; (xix) success and timing of business strategies and the ability to effectively carry out the Bank’s business plan; (xx) inability to realize the benefits from cost saving initiatives, branch sales and/or branch closings; (xxi) demand for financial services in the Corporation’s market; (xxii) changes under the OTS Cease and Desist Order or Capital Restoration Plan; (xxiii) changes in accounting principles, policies or guidelines; (xxiv) inability to continue to operate as a going concern; (xxv) reduction in the value of certain assets; (xxvi)

inability to meet liquidity needs; (xxvii) inability to raise capital to comply with the requirements of regulators and for continued support of operations; (xxviii) inability to successfully implement out capital restoration plan; and (xxix) changes in the securities’ markets.
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
We realized a net loss of $10.2 million in the third quarter of fiscal 2010. The net loss is partially the result of a $10.5 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the level of the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.
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
The Cease and Desist Orders required that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At December 31, 2009, the Bank, based upon presently available unaudited financial information, had a core capital ratio of 4.12 percent and a total risk-based capital ratio of 7.59 percent, each below the required capital ratios set forth above. The Corporation has signed the Stock Purchase Agreement and Loan Agreement with Badger, to raise capital to meet the capital ratios. If completed, the Badger Transaction will result in significant dilution for the current common shareholders. If the Badger Transaction is not completed, without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
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