Form 10-K
period 2010-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2010-06-29
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2009, the aggregate market value of the 21,589,792 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $24.7 million, based upon the closing price of $1.30 per share of common stock as reported by the Nasdaq Global Market on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of June 4, 2010, 21,689,604 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2010 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2010 FORM 10-K ANNUAL REPORT

(i)

FORWARD-LOOKING STATEMENTS

In the normal course of business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits from acquisitions or dispositions made by or to be made by us, projections involving anticipated revenues, earnings, liquidity, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “project,” “continue,” “ongoing,” “expect,” “intend,” “plan,” “estimate” or similar expressions.

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in Item 1A, “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

•	soundness of other financial institutions with which the Company and the Bank engage in transactions;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	changes in technology;

•	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties regarding our ability to continue as a going concern;

•	our ability to address our own liquidity problems;

•	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

•	our ability to pay dividends;

•	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

•	unprecedented volatility in the market and fluctuations in the value of our common stock;

•	dilution of existing shareholders as a result of possible future transaction;

•	uncertainties about the Company and the Bank’s Cease and Desist Orders with OTS;

•	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines;

(ii)

•	uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago;

•	delisting of the Company’s common stock from Nasdaq;

•	significant unforeseen legal expenses;

•	uncertainties about market interest rates;

•	security breaches of our information systems;

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

•	environmental liability for properties to which we take title;

•	expiration of Amendment No. 6 to our Amended and Restated Credit Agreement on May 31, 2011;

•	uncertainties about our ability to obtain regulatory approval and finalize transactions to sell several branch locations;

•	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

•	changes in the U.S. Treasury’s Capital Purchase Program;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

•	monetary and fiscal policies of the U.S. Department of the Treasury; and

•	challenges relating to recruiting and retaining key employees.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

(iii)

PART I

Item 1.	Business

General

We, Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) are a registered savings and loan holding company incorporated under the laws of the State of Wisconsin. We are engaged in the savings and loan business through our wholly owned banking subsidiary, AnchorBank, fsb (the “Bank”).

The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in July 2000. AnchorBank, fsb is the third largest depository institution headquartered in the state of Wisconsin and its largest thrift in terms of assets. The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago, and is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC. The Corporation is regulated by the OTS as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). See “Regulation and Supervision.”

Primarily through our branch network, we offer checking, savings, money market accounts, mortgages, home equity and other consumer loans, credit cards, annuities, investment products and related consumer financial services. The Bank also provides banking services to businesses, including checking accounts, lines of credit, secured loans and commercial real estate loans. AnchorBank’s branch network serves as the primary vehicle through which we cross sell additional products to existing customers and generate new customer relationships. During the fiscal year ended March 31, 2010, more than 11,000 new customer households were added, with nearly 70 percent coming in via three key product “gateways”: checking accounts (DDAs), Certificates of Deposit and Residential Mortgages.

In addition to our branch network, we provide products and services online via our WebBranchtm online banking system and our Speed e-Apptm online mortgage application tool. During the 2010 fiscal year we saw a substantial increase in mortgage applications come in through Speed e-App, with online applications accounting for nearly 50 percent of mortgage applications.

The Corporation also has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which has historically invested in real estate partnerships. IDI had two subsidiaries, Nevada Investment Directions, Inc. (“NIDI”) and California Investment Directions, Inc. (“CIDI”), both of which invested in real estate held for development and sale. During our fiscal year ended March 31, 2010 IDI’s investment activities were substantially curtailed.

The Bank has two wholly-owned subsidiaries: ADPC Corporation (“ADPC”), a Wisconsin corporation, holds and develops certain of the Bank’s foreclosed properties. Anchor Investment Corporation (“AIC”), an operating subsidiary that is located in and formed under the laws of the State of Nevada, manages a portion of the Bank’s investment portfolio (primarily mortgage related securities).

The Corporation maintains a web site at www.anchorbank.com. All of the Corporation’s filings under the Exchange Act are available through that web site, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the SEC.

Market Area

The Bank’s primary market area consists of south-central, east-central, southeastern and northwest Wisconsin, as well as contiguous counties in Iowa, Minnesota and Illinois. At March 31, 2010, the Bank conducted business from its headquarters and main office in Madison, Wisconsin, and from 70 other full-service offices and two loan origination offices which services our more than 165,000 households and businesses. During the fiscal year an agreement was reached, to sell 11 of the bank’s branches in the Northwest region of the state and, in May, 2010 to sell, four offices in the Green Bay area. Additionally, in May 2010 the Bank’s lending only office in Hudson, WI was closed. One lending only office in Lake Geneva, WI remains, all other offices operate as full service branches. Both transactions were anticipated to be closed during fiscal 2010.

Following the sale of these branches, AnchorBank’s market area will be concentrated in the greater Madison/Dane County, Suburban Milwaukee and Fox Valley areas. Together these areas account for nearly half of Wisconsin’s population and provide a strong platform for long term growth locally and regionally. Within its market footprint AnchorBank exhibits a strong retail franchise with the second highest market share of both deposits and mortgage origination in the Madison area and with the sixth largest deposit and mortgage origination share in the state overall.

Our home market of Madison provides a strong base in a highly attractive market. Madison is home to both state and county governments as well as the University of Wisconsin. Madison has enjoyed rapid population growth of 12.8 percent since 2000, a median household income 15 percent above the national average and relatively low unemployment at 5.7 percent (as of April 2010) versus the national average of 9.9 percent.

The Fox Valley, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities is one of the state’s fastest growing areas and also benefits from significantly higher than median income levels at approximately $69,700, 27 percent higher than the national average. The bank operates 12 branches in the Fox Valley area.

In the Milwaukee area, AnchorBank operates eight branches, all located in suburban areas outside the City of Milwaukee. The largest city in Wisconsin, the Milwaukee Metropolitan area is home to more than 2 million people with a median income of $60,500 and more than 61,000 businesses.

Competition

The Bank encounters strong competition in attracting both loan and deposit customers. Such competition includes banks, savings institutions, mortgage banking companies, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The Bank’s market area includes branches of several commercial banks that are substantially larger in terms of loans and deposits. Furthermore, tax exempt credit unions operate in most of the Bank’s market area and aggressively price their products and services to a large portion of the market. The Corporation’s profitability depends upon the Bank’s continued ability to successfully maintain market share and mitigate credit losses.

Customer demand for real estate loans has decreased and the Bank’s income has been affected because alternative investments, such as securities, typically earn less income than real estate secured loans. Customer demand for loans secured by real estate has been reduced by a weak economy, an increase in unemployment and a decrease in real estate values.

The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, quality of service to the depositors, types of accounts, service fees, convenience of office locations and hours, and other services. We offer a full array of deposit, savings and investment products to meet the needs of our consumer and business customers with features, high service levels, convenience and rates/fees structured to provide a competitive value proposition for our customers and prospective customers. In return, our customers have rewarded us with high levels of satisfaction and loyalty.

The primary factors in competing for loans are interest rates, loan fee charges, and timeliness and quality of service to the borrower. Similar to the market for deposit and investment products, we focus on offering the best overall value to our loan customers. During the 2010 fiscal year we originated $1.20 billion in single family “conforming” loans. While single family “conforming” loans are subsequently sold to investors, a key competitive difference is that AnchorBank retains servicing on our residential mortgages, thereby ensuring a high level of continuing customer service. AnchorBank currently has a servicing portfolio of approximately $3.60 billion.

Overall 97 percent of our customers report they are satisfied with AnchorBank, with 14 percent of them indicating that their satisfaction has increased over the past year according to a survey conducted in the past fiscal year. The average tenure of their patronage to our bank is 12 years.

Key Business Strategies

To address the challenges of the current business environment in which we operate we have undertaken four key strategic initiatives to strengthen our operations, reduce risk and enhance the value of our franchise. These are:

1. Strengthening our management team

2. Increasing efficiency and improving core operations

3. Realigning our balance sheet

4. Enhancing our risk management and lending processes and aggressively addressing our classified loan portfolio

Strengthening our management team

We began a transformational process within our leadership ranks beginning with the appointment of Dave Omachinski as Lead Director of the Board in February 2009. This process accelerated significantly in June, 2009 when Mr. Omachinski was elected as Chairman of the Board, and with the appointment that same month of Chris Bauer as President and CEO of Anchor BanCorp Wisconsin and CEO of AnchorBank, fsb. Mr. Omachinski had served on the Board since 2002.

Previously, Mr.Omachinski served as President/Chief Operating Officer of Oshkosh B’Gosh Company. Following the sale of Oshkosh B’Gosh to Carter’s in 2005, Mr. Omachinski has had an active management consulting practice.

Mr. Bauer brings an extensive 33-year background in the banking sector, having previously served as Chairman and CEO of Firstar Bank Milwaukee, and head of commercial banking for Firstar Corporation, a $37-billion financial services company based in Milwaukee, at the time of his retirement in 1999. In 2000, Bauer founded First Business Bank Milwaukee and served as its Chairman of the Board until 2003. Under Mr. Bauer’s leadership, First Business Bank Milwaukee grew to more than $70 million in assets in only three years. Bauer was also recently elected Chairman of the Board of the American Automobile Association.

In August, 2009, Martha M. Hayes was added to our executive management team as Chief Credit Risk Officer, a new role at AnchorBank. The Chief Credit Risk Officer function was born out of the Bank’s commitment to reinforce our commercial loan process to provide for stricter controls and monitoring. Previously, Ms. Hayes was with Merrill Lynch Business Financial Services in Chicago, where she served as President and Managing Director. While there, she was recognized for leading the turnaround of a $250 million revenue line of business for the company. Prior to that role, she served in a variety of related capacities for Wachovia Corporation, including Senior Vice President and Director of Commercial Loan Products and Chief Operating Officer for Wachovia’s Risk Management Division, Business Credit Solutions. Ms. Hayes’ significant progress in this area was recognized by the Corporation’s Board with her promotion to Executive Vice President, Chief Risk Officer in June 2010.

Further enhancements in the Credit area were made in November, 2009 with the addition of Kurt Reindl as 1st Vice President — Credit Administration and Scott Ciano as 1st Vice President — Special Assets. Together Messrs. Reindl and Ciano bring more than 50 years of financial services, lending and workout experience to AnchorBank. Additionally in November, 2009, Ms. Patricia Carlin was added as 1st Vice President — Bank Operations in order to strengthen and gain efficiencies in our operations areas. Ms. Carlin brings 28 years of bank operations experience to AnchorBank.

Increasing efficiency and improving core operations

During fiscal 2010 we put substantial effort into improving our efficiency and operations. Historically, until our recent challenges with credit-related expenses, we have demonstrated sound operating efficiency levels. However, the dynamics of the current market mean we must focus on even more aggressive cost management and operational improvement efforts.

In March, 2009, Management undertook a comprehensive branch review which ultimately led to the decision to close three branches which had substantial geographic overlap with other branches. Branches closed were one each in Madison, Neenah and Oshkosh. In May, 2009, we made the strategic decision to exit the indirect auto lending business, which analysis showed was only marginally profitable and deemed non-core to our business strategy.

Focusing on developing operating efficiencies and re-engineering business processes has allowed the Corporation to reduce its compensation and benefits expenses from $14 million for the quarter ending September 2009 to $12 million for the quarters ending December 2009 and March 2010. Additional cost savings were generated by an all encompassing strategic business review completed in May, 2010. An approximately 13 percent reduction in core operating expenses is anticipated from this process, which reviewed staffing levels, vendor relationships and business processes. If fully implemented as planned, these efforts will lower core operating expenses (core operating expenses exclude non-recurring expenses and expenses that are temporarily elevated due to current economic conditions).

Realigning Our Balance Sheet

A core strategy to address our capital needs has been to reduce the size of our balance sheet, reduce our funding costs and shift our loan concentration in favor of a more balanced portfolio. Sales of portions of our loan portfolio, including our indirect auto loan portfolio, substantial portions of our student loan portfolio and sales of certain one-to-four family mortgage loans previously held for investment have generated a $158.2 million reduction in our assets during the fiscal year. Further balance sheet contraction of $291 million is anticipated in early fiscal 2011 as part of planned sales of branches in the Northwest region of the state and the Green Bay area, as discussed above. Overall the size of our loan portfolio has decreased by $952 million from a height of $4.39 billion as of March 31, 2008 to $3.44 billion as of March 31, 2010. At the same time, access to the secondary market for residential mortgage loans has allowed us to remain very active in the residential mortgage and refinancing markets without adding assets to our balance sheet.

As of March 31, 2010, commercial real estate loans made up more than 24 percent of the Bank’s total loan portfolio and land and construction loans made up nearly 10 percent. Our target is that by 2013 these two segments of the portfolio will be reduced to 16 percent and 6 percent, respectively. We see opportunities to increase Commercial &Industrial, Consumer and Residential Mortgage lending as portions of the targeted loan mix.

On the funding side of the balance sheet, we have worked to both maintain our liquidity through selective deposit promotions as well as to begin the process of shifting our funding mix in favor of lower cost core deposits and away from reliance on time deposits (Certificates of Deposit). This has led to an evolution of our CD pricing strategy to more closely align with the costs of competing sources of funds, such as the Federal Home Loan Bank and Federal Reserve, and to provide the Bank’s best rates only to those customers who provide the Bank with deeper, multi-product relationships, which in turn provide access to lower cost core deposits and the opportunity to generate fee income. New checking products and promotions have been developed to help drive core deposit relationships, and sales training and incentive programs have been shifted to focus on core deposit sales and cross selling.

Together with a favorable rate environment, these efforts have helped reduce our cost of funds from 2.94 percent at March 31, 2009, to 2.82 percent at March 31, 2010, a reduction of 12 basis points.

Enhancing our risk management and lending processes and aggressively addressing our existing classified loan portfolio

Under the leadership of Ms. Hayes, we have made significant progress in enhancing our risk management and lending process, as well as aggressively addressing our classified loan portfolio. These actions are aimed at addressing the need for an Enterprise Risk Management culture. Specific actions taken include the creation of a Special Assets Group to properly address and develop resolution plans with borrowers experiencing deteriorating financial condition. The commercial bank has been realigned to improve the overall risk management and align the resource around the risk in the portfolio. These changes include the establishment of a new independent underwriting group which evaluates the total borrowing relationship using a global cash flow methodology. Credit and collections groups have also been consolidated across lending areas to enhance efficiency, as well as provide a more consistent approach and comprehensive view of the Bank’s collections efforts. New metric and reporting have been introduced to more effectively manage the portfolio performance. A new loan risk rating system using qualitative metrics to identify loans with potential risk has been implemented along with a new enhanced impairment analysis to evaluate all classified loans.

Recent Developments

The following provides a summary of significant developments occurring after the end of fiscal year 2010 (March 31, 2010) but prior to the filing of this 10K report in late June 2010.

•	March 31, 2010: Anchor Bancorp Wisconsin Inc. and Badger Anchor Holdings, LLC mutually terminated agreements entered into in December 2009 pursuant to which Badger Holdings would have made up to a $400 million investment in the Corporation, including a term loan in the aggregate principal amount of $110 million. The parties terminated the Agreements because several conditions to closing had not been met.

•	April 2, 2010: the Corporation announced that we engaged Sandler O’Neill & Partners, L.P. as financial advisor to assist the Corporation in evaluating strategic alternatives. Sandler O’Neill is a preeminent investment banking firm serving financial institutions and was engaged as part of our comprehensive effort to raise additional capital, strengthen our balance sheet and improve our financial performance.

•	May 3, 2010: the Corporation entered into Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of June 9, 2008, among the Corporation, U.S. Bank National Association, and its partner lenders. The Amendment provided, among other provisions, that the maturity date of the loan was extended to May 31, 2011 and that interest accruing is due on the earlier of (i) the date the Loans are paid in full or the maturity date.

•	May 5, 2010: Douglas Timmerman announced his retirement from the Board of Directors of Anchor BanCorp Wisconsin Inc, effective May 5, 2010. Mr. Timmerman’s resignation was not due to any dispute or disagreement with the Corporation and/or its board or management. He had served on the Board of Directors since 1971.

•	May 13, 2010: the Audit Committee Chair, as previously authorized by the Corporation’s board of directors, concluded based upon the recommendation of management and the findings of a recent internal financial review of the accounting for FDIC insurance premiums at its wholly-owned subsidiary, AnchorBank, fsb (the “Bank”), that the Corporation’s previously filed consolidated financial statements as of and for the three quarters ending June 30, 2009, September 30, 2009 and December 31, 2009, as reported in its Quarterly Reports on Form 10-Q, as well as the Corporation’s previously issued earnings release for each affected quarter, can no longer be relied upon and would be restated based on the adjusted additional accrued FDIC insurance premiums. As a result of the foregoing, the Corporation incurred an additional loss in the range of $1.2 million to $3.2 million for each quarter under restatement for a total loss of $6.6 million. The impact of the restatement had no effect on the Bank’s regulatory capital ratio classification for any affected quarters.

•	May 14, 2010: the bank announced that it has entered into a definitive agreement for the sale of four AnchorBank branches in the Green Bay, Wisconsin, area to Nicolet National Bank (Nicolet) of Green Bay. The transaction is subject to regulatory approval and customary closing conditions and is expected to be completed in July 2010. Under the agreement, Nicolet will assume approximately $117 million in deposits along with loans, real estate, and other assets. The branches involved in the transaction are the Ashwaubenon Office located at 2363 Holmgren Way in Green Bay, the Howard office at 2380 Dousman Street in Green Bay and the De Pere offices at 1610 Lawrence Drive and 2082 Monroe Road.

•	Also On May 14, 2010: Dale Ringgenberg announced his retirement as Chief Financial Officer of Anchor Bancorp Wisconsin Inc., effective August 31, 2010 after 34 years of service with the Corporation. Mr. Ringgenberg’s retirement was not due to any dispute or disagreement with the Corporation and/or its board or management. Management is currently conducting a national search for Mr. Ringgenberg’s replacement.

•	May 26, 2010: Anchor Bancorp Wisconsin Inc. and the Corporation’s wholly-owned subsidiary bank, AnchorBank, fsb and Mark Timmerman agreed to terminate Mr. Timmerman’s employment agreements with the Corporation and the Bank, effective May 26, 2010. Mr. Timmerman agreed to release and discharge the Bank and the Corporation from any and all obligations or liabilities under the Employment Agreements. Mr. Timmerman will continue to be employed in his present capacity as Executive Vice President, General Counsel and Secretary of the Corporation and as President and Chief Operating Officer of the Bank.

•	During May an all encompassing strategic business review was completed. An approximately 13 percent reduction in core operating expenses is anticipated from this process, which reviewed staffing levels, vendor relationships and business processes. Approximately one-third of the savings resulted from staff reductions. If fully implemented as planned, these efforts will lower core operating expenses.

•	June 1, 2010: Martha M. Hayes was promoted to the position of Executive Vice President — Chief Risk Officer, subject to regulatory approval as part of an ongoing effort to drive operational excellence while ensuring the highest standard of credit quality in every loan it makes, Hayes joined the Corporation in August 2009.

•	June 2, 2010: Dan Nichols, Executive Vice President — Commercial Lending announces he is leaving AnchorBank, effective August 31, 2010 after 25 years of service with the Bank. Mr. Nichols’ resignation was not due to any dispute or disagreement with the Corporation and/or its board or management.

•	June 2, 2010: The Corporation received notice from its regulator, the Office of Thrift Supervision (OTS) to address several compliance issues. Management expects the Board of Directors to voluntarily adopt the Memorandum of Understanding (MOU) on or before June 30, 2010.

•	On June 14, 2010: the Bank, announced that it received the necessary regulatory approval for the sale of 11 AnchorBank branches to Royal Credit Union under an agreement previously reached in November, 2009. The sale and conversion was completed on June 25, 2010. The branches included in the sale are located in Amery, Balsam Lake, Centuria, Menomonie, Milltown, New Richmond, Osceola, River Falls, St. Croix Falls, Somerset, and Star Prairie. Under the terms of the agreement, AnchorBank sold approximately $169 million in deposits, real estate loans and other assets.

•	On June 18, 2010: the Corporation received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that it no longer complies with Nasdaq Marketplace Rule 5450(a)(1) because the bid price of the Corporation’s common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days (May 6, 2010 through June 17, 2010). The letter also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), the Corporation has a period of 180 calendar days, until December 15, 2010, to regain compliance with Rule 5450(a)(1). If at any time before December 15, 2010, the bid price of the Corporation’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify the Corporation that it has regained compliance with Rule 5450(a)(1). In the event the Corporation does not regain compliance with Rule 5450(a)(1) prior to the expiration of the 180-day period, Nasdaq will notify the Corporation that its common stock is subject to delisting. The Corporation may appeal the delisting determination to a Nasdaq hearing panel. At such hearing, the Corporation would present a plan to regain compliance and Nasdaq would then subsequently render a decision. The Corporation is currently evaluating its alternatives to resolve the listing deficiency.

Business Overview

Lending Activities

General. At March 31, 2010, the Bank’s net loans held for investment totaled $3.23 billion, representing approximately 73.1% of its $4.42 billion of total assets at that date. Approximately $2.56 billion, or 74.6%, of the Bank’s total loans receivable at March 31, 2010 were secured by first liens on real estate.

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

Non-real estate loans originated by the Bank consist of a variety of consumer loans and commercial business loans. At March 31, 2010, the Bank’s total loans receivable included $709.3 million, or 20.6%, of consumer loans and $164.3 million, or 4.8%, of commercial business loans.

Loan Portfolio Composition.  The following table presents information concerning the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,
	2010		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Mortgage loans:
Single-family residential	$765,312	22.27%	$843,482	20.52%	$893,001	20.35%
Multi-family residential	614,930	17.89	662,483	16.12	694,423	15.82
Commercial real estate	842,905	24.53	1,020,981	24.84	1,088,004	24.79
Construction	108,486	3.16	267,375	6.51	402,395	9.17
Land	231,330	6.73	266,756	6.49	306,363	6.98

Total mortgage loans	2,562,963	74.58	3,061,077	74.48	3,384,186	77.11

Consumer loans:
Second mortgage and home equity	352,795	10.27	394,708	9.61	356,009	8.11
Education	331,475	9.64	358,784	8.73	275,850	6.29
Other	24,990	0.73	56,302	1.37	95,149	2.17

Total consumer loans	709,260	20.64	809,794	19.71	727,008	16.57

Commercial business loans:
Loans	164,329	4.78	238,940	5.81	277,312	6.32
Lease receivables	—	0.00	—	0.00	—	0.00

Total commercial business loans	164,329	4.78	238,940	5.81	277,312	6.32

Total loans receivable	3,436,552	100.00%	4,109,811	100.00%	4,388,506	100.00%

Contras to loans:
Undisbursed loan proceeds	(23,334)		(71,672)		(141,219)
Allowance for loan losses	(179,644)		(137,165)		(38,285)
Unearned net loan fees	(3,898)		(4,441)		(6,075)
Net (discount) premium on loans purchased	(8)		(10)		(11)
Unearned interest	(88)		(84)		(83)

Total contras to loans	(206,972)		(213,372)		(185,673)

Loans receivable, net	$3,229,580		$3,896,439		$4,202,833

	March 31,
	2007		2006
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in Thousands)

Mortgage loans:
Single-family residential	$843,677	20.76%	$785,444	20.51%
Multi-family residential	654,567	16.11	626,029	16.35
Commercial real estate	1,020,325	25.10	974,123	25.43
Construction	460,746	11.33	457,493	11.94
Land	214,703	5.28	159,855	4.17

Total mortgage loans	3,194,018	78.58	3,002,944	78.40

Consumer loans:
Second mortgage and home equity	351,739	8.65	342,829	8.95
Education	223,707	5.50	213,628	5.58
Other	60,413	1.49	65,858	1.72

Total consumer loans	635,859	15.64	622,315	16.25

Commercial business loans:
Loans	234,791	5.78	205,019	5.35
Lease receivables	1	0.00	1	0.00

Total commercial business loans	234,792	5.78	205,020	5.35

Gross loans receivable	4,064,669	100.00%	3,830,279	100.00%

Contras to loans:
Undisbursed loan proceeds	(163,505)		(193,755)
Allowance for loan losses	(20,517)		(15,570)
Unearned net loan fees	(6,541)		(7,469)
Net premium on loans purchased	(15)		795
Unearned interest	(42)		(15)

Total contras to loans	(190,620)		(216,014)

Loans receivable, net	$3,874,049		$3,614,265

The following table shows, at March 31, 2010, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Multi-Family
		Residential,
		Commercial
		Real Estate,
	Single-Family	Construction		Commercial
	Residential	and Land	Consumer	Business
	Loans	Loans	Loans	Loans	Total
	(In thousands)

Amounts due:
In one year or less	$43,362	$855,311	$57,491	$92,118	$1,048,282
After one year through five years	47,046	648,478	172,566	54,168	922,258
After five years	674,904	293,862	479,203	18,043	1,466,012

	$765,312	$1,797,651	$709,260	$164,329	$3,436,552

Interest rate terms on amounts due:
Fixed	$244,552	$1,139,904	$424,536	$122,398	$1,931,390

Adjustable	$520,760	$657,747	$284,724	$41,931	$1,505,162

Single-Family Residential Loans.  At March 31, 2010, $765.3 million, or 22.3%, of the Bank’s total loans receivable consisted of single-family residential loans, substantially all of which are conventional loans, which are neither insured nor guaranteed by a federal or state agency. Single-family residential loans have increased as a percentage of the Bank’s total loans receivable from 20.5% at March 31, 2006 to 22.3% at March 31, 2010.

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

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2010, approximately $520.8 million, or 68.0%, of the Bank’s permanent single-family residential loans receivable consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

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

At March 31, 2010, approximately $244.6 million, or 32.0%, of the Bank’s permanent single-family residential loans receivable consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Multi-Family Residential and Commercial Real Estate.  The Bank originates multi-family residential and commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than single-family residential loans. At March 31, 2010, the Bank had $614.9 million of loans secured by multi-family residential real estate and $842.9 million of loans secured by commercial real estate, which represented 17.9% and 24.5% of the Bank’s total loans receivable, respectively. The Bank generally limits the origination of such loans to its primary market area.

The Bank’s multi-family residential loans are primarily secured by apartment buildings and commercial real estate loans are primarily secured by office buildings, industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes.

Although terms vary, multi-family residential and commercial real estate loans generally have maturities of 15 to 20 years, as well as balloon payments, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index, subject to an initial fixed-rate for a one to five year period and an annual limit generally of 1.5% per adjustment, with no limit on the amount of such adjustments over the life of the loan.

Construction and Land Loans.  The Bank, in the past years, has been an originator of loans to construct residential and commercial properties (“construction loans”) and loans to acquire and develop real estate for the construction of such properties (“land loans”). At March 31, 2010, construction loans amounted to $108.5 million, or 3.2%, of the Bank’s total loans receivable. Land loans amounted to $231.3 million, or 6.7%, of the Bank’s total loans receivable at March 31, 2010.

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

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2010, $709.3 million, or 20.6%, of the Bank’s consolidated total loans receivable consisted of consumer loans. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The largest component of the Bank’s consumer loan portfolio is second mortgage and home equity loans, which amounted to $352.8 million, or 10.3%, of total loans receivable at March 31, 2010. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. Advances do not exceed 85% of assessed or appraised value as of the loan origination date. A fixed-rate home equity product is also offered.

Approximately $331.5 million, or 9.6%, of the Bank’s total loans receivable at March 31, 2010 consisted of education loans. These are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the U.S. Department of Education or to other investors. The Bank received $84.8 million from the sale of these education loans during fiscal 2010.

The remainder of the Bank’s consumer loan portfolio consists of vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by the Bank pursuant to an agency arrangement under which the Bank participates in outstanding balances, currently at 28%, with a third party, ELAN Financial Services. The Bank also shares 33% of annual fees paid to ELAN and 30% of late payment, over limit and cash advance fees paid to ELAN as well as 25% to 30% of interchange income paid to ELAN.

At March 31, 2010, the Bank’s approved credit card lines amounted to $46.2 million. The total outstanding amount at March 31, 2010 is $8.8 million.

Commercial Business Loans and Leases.  The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2010, commercial business loans amounted to $164.3 million, or 4.8%, of the Bank’s total loans receivable. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

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

Applications for all types of loans are obtained at the Bank’s seven regional lending offices, certain of its branch offices and two loan origination facilities. Loans may be approved by members of the Senior Loan Committee, within designated limits. Depending on the type and amount of the loans, four signatures of the members of the Senior Loan Committee also may be required. For loan requests of $1.5 million or less, loan approval authority is designated to a Concurrence Authority Credit Officer to sign within their authority. Senior Loan Committee members are authorized to approve loan requests between $1.5 million and $4.0 million and approval requires at least three of the members’ signatures. Loan requests in excess of $4.0 million must be approved by the Board of Directors.

The Bank’s general policy is to lend up to 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible, private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2010, the Bank had approximately $2.6 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

Property appraisals on the real estate and improvements securing the Bank’s single-family residential loans are made by the Bank’s staff or independent appraisers approved by the Bank’s Board of Directors during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.

The Bank’s underwriting criteria generally require that multi-family residential and commercial real estate loans have loan-to-value ratios which amount to 80% or less and debt coverage ratios of at least 110%. The Bank also generally obtains personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrowers, as well as appraisals of the collateral from independent appraisal firms.

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

The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to FHLMC, FNMA, and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is dependent on a number of factors, but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases. In periods of higher interest rates, customer demand for fixed-rate mortgages declines. The Bank’s sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 100% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2010, the Bank was servicing $3.60 billion of loans for others.

The Bank is not an active purchaser of loans because of sufficient loan demand in its market area. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs. At March 31, 2010, approximately $14.1 million of mortgage loans were being serviced for the Bank by others.

The following table shows the Bank’s consolidated total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2010	2009	2008
	(In thousands)

Gross loans receivable at beginning of year(1)	$4,271,775	$4,398,175	$4,069,143
Loans originated for investment:
Single-family residential(2)	184,354	126,585	209,924
Multi-family residential	44,109	71,881	109,320
Commercial real estate	89,869	226,848	244,694
Construction and land	81,799	138,260	367,573
Consumer	212,460	172,628	156,983
Commercial business	18,512	43,775	103,260

Total originations	631,103	779,977	1,191,754

Repayments	(1,255,484)	(1,058,672)	(867,917)
Transfers of loans to held for sale	(48,878)	—	—

Net activity in loans held for investment	(673,259)	(278,695)	323,837

Loans originated for sale:
Single-family residential	887,466	1,005,355	530,260
Multi-family residential	—	20,296	23,537
Commercial	—	3,999	107,044
Transfers of loans from held for investment	48,878	—	—
Sales of loans	(1,029,946)	(877,355)	(655,646)
Loans converted into mortgage-backed securities	(48,878)	—	—

Net activity in loans held for sale	(142,480)	152,295	5,195

Gross loans receivable at end of period	$3,456,036	$4,271,775	$4,398,175

(1)	Includes loans held for sale and loans held for investment.

(2)	Includes single-family residential loans originated on an agency basis through the Mortgage Partnership Finance 100 Program of the Federal Home Loan Bank of Chicago.

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

Investment Securities

In addition to lending activities, the Corporation conducts other investment activities on an ongoing basis in order to diversify assets, limit interest rate risk and credit risk and meet regulatory liquidity requirements. The Corporation invests in mortgage-related securities which are insured or guaranteed by FHLMC, FNMA, or the Government National Mortgage Association (“GNMA”) backed by FHLMC, FNMA and GNMA mortgage-backed securities and also invests in non-agency collateralized mortgage obligations (“CMOs”). Investment decisions are made by authorized officers in accordance with policies established by the board of directors.

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

At March 31, 2010, the amortized cost of the Corporation’s investment securities held to maturity amounted to $39,000, all of which are 30-year securities. There were no five- and seven-year balloon securities. All of the held to maturity investment securities are insured or guaranteed by FNMA and are adjustable-rate securities.

Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2010 and 2009, stockholders’ equity increased $938,000 (net of deferred income tax receivable) and decreased $8.2 million (net of deferred income tax receivable), respectively, to reflect net unrealized gains and losses on holding securities classified as available-for-sale. There were no securities designated as trading during the three years ended March 31, 2010.

The Corporation’s policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Although the Corporation does not purchase non-investment grade securities, it does own $28.3 million, or 6.8% of the total investment security portfolio, of non-investment grade securities as a result of ratings downgrades. Subject to limitations on investment grade securities, the Corporation also invests in corporate stock and debt securities from time to time.

Agency-backed securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2010, securities with a fair value of $317.7 million held by the Corporation are either AAA rated or are guaranteed by the government. At March 31, 2010, $301.2 million of the Corporation’s securities available-for-sale were pledged to secure various obligations of the Corporation. The Corporation had no securities held-to-maturity that were pledged to secure obligations of the Corporation at March 31, 2010.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2010		2009
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
		(In thousands)

Available-for-sale:
U.S. government and federal agency obligations	$51,029	$51,031	$48,471	$48,919
Municipal bonds	—	—	21,768	22,233
Mutual fund	—	—	1,797	1,797
Corporate stock and other	1,176	1,198	4,806	4,735
Agency CMOs and REMICs	1,393	1,413	142,692	143,995
Non-agency CMOs	91,140	85,367	119,473	107,527
Residential mortgage-backed securities	14,907	15,440	97,562	100,754
GNMA securities	261,957	261,754	54,753	55,025

	421,602	416,203	491,322	484,985
Held-to-maturity:
Residential mortgage-backed securities	39	40	50	50

	39	40	50	50

Total investment securities	$421,641	$416,243	$491,372	$485,035

The Corporation’s mortgage-derivative securities are made up of CMOs, including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended (“Code”). At March 31, 2010, the Corporation had no mortgage-derivative securities held to maturity. The fair value of the mortgage-derivative securities available for sale held by the Corporation amounted to $327.3 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s mortgage-related securities at March 31, 2010, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	Less than Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars in thousands)

Available-for-sale:
U.S. Government and federal agency obligations	$46,000	0.23%	—	—	$5,031	5.53%	$51,031
Corporate stock and other	25	7.20	—	—	1,173	8.66	1,198
Agency CMOs and REMICs	—	—	796	4.46	617	4.08	1,413
Non-agency CMOs	2,045	4.76	20,936	5.52	62,386	7.16	85,367
Residential mortgage-backed Securities	1,587	4.24	7,423	5.28	6,430	3.80	15,440
GNMA Securities	—	—	794	4.88	260,960	2.89	261,754

	49,657	0.34	29,949	5.42	336,597	7.46	416,203

Held-to-maturity:
Residential mortgage-backed Securities	—	—	39	3.90	—	—	39

	—	—	39	3.90	—	—	39

Total investment securities	$46,657	0.34%	$29,988	5.42%	$336,597	7.46%	$416,242

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

The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are interest rate driven and thus inherently have more liquidity and interest rate risk. To mitigate this risk, the Bank’s liquidity policy limits the amount of brokered deposits to 10% of assets and to the total amount of borrowings. At March 31, 2010, the Bank had $173.5 million in brokered deposits, which accounted for 4.9% of its $3.55 billion of total deposits and accrued interest. At March 31, 2010, the Bank is precluded from obtaining new or renewing existing brokered deposits because the Bank is undercapitalized.

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

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2010.

		Over Six	Over	Over Two
		Months	One Year	Years	Over
	Six Months	Through	Through	Through	Three
Interest Rate	and Less	One Year	Two Years	Three Years	Years	Total
	(In thousands)

0.00% to 2.99%	$856,967	$409,865	$187,899	$6,621	$6,954	$1,468,306
3.00% to 4.99%	178,413	475,260	154,529	36,685	31,792	876,679
5.00% to 6.99%	819	276	2,911	571	2	4,579
S&C PVA(1)	8	6	5	1	—	20

	$1,036,207	$885,407	$345,344	$43,878	$38,748	$2,349,584

(1)	Stemming from the Bank’s acquisition of S&C Bank on January 2, 2008, a purchase value adjustment was made to the market values of certificates of deposit and core deposit accounts. The market value of certificate of deposit accounts was determined by discounting cash flows using current deposit rates for the remaining contractual maturity. The market value of the core deposit intangible in the amount of $5.5 million (checking, money market and passbook accounts) was determined using discounted cash flows with estimated decay rates and is not included in the above table.

At March 31, 2010, the Bank had $483.8 million of certificates greater than or equal to $100,000, of which $157.6 million are scheduled to mature in seven through twelve months and $63.7 million in over twelve months.

Borrowings.  From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB that certain of the Bank’s mortgage loans and investment securities. See “Regulation.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2010, but may do so in the future.

The Corporation used a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funded other Corporation needs. The final maturity of the line of credit was extended to May 2011. At March 31, 2010 and 2009, the Corporation had drawn $116.3 million under this line of credit, respectively. The Corporation does not have credit remaining on this line of credit. See Note 11 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings at the dates indicated.

	March 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

FHLB advances	$613,429	3.08%	$887,329	3.41%	$1,059,850	3.63%
Other borrowed funds	182,724	8.71	191,063	8.00	146,887	4.37

The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings at the dates and for the periods indicated.

	March 31,
	2010	2009	2008
	(In thousands)

Maximum month-end balance:
FHLB advances	$—	$210,500	$665,300
Other borrowed funds	116,300	118,465	118,465
Average balance:
FHLB advances	—	100,217	434,446
Other borrowed funds	116,300	116,678	72,853

Subsidiaries

Investment Directions, Inc.  IDI is a wholly-owned non-banking subsidiary of the Corporation that has invested in various limited partnerships (see Davsha and Oakmont partnerships below) and subsidiaries funded by borrowings from the Corporation. Because the Corporation has made substantially all of the initial capital investment in these partnerships and as a result bears substantially all the risks of ownership of these partnerships, such partnerships have been deemed variable interest entities (“VIE’s”) subject to the consolidation requirements of ASC 810-10-15. The application of ASC-810-10-15 results in the consolidation of assets, liabilities, income and expense of the partnerships into the Corporation’s financial statements. The portion of ownership and income that belongs to the other partner is reflected as noncontrolling interest so there is no effect on net income or shareholders’ equity. See Note 1 — Variable Interest Entities to the Consolidated Financial Statements in Item 8 for a detailed discussion of the financial statement effects of ASC-810-10-15. During the year ended March 31, 2010, IDI sold for $11.5 million its interest in Davsha, LLC and its related interest in the limited partnerships as well as the golf course and resort at Indian Palms, which included some developed lots.

The following table sets forth certain selected parent-only financial data of IDI at and for the years ended March 31, 2010 and 2009.

	At or for the Year Ended March 31
	2010	2009
	(In thousands)

Cash and other assets	$1,394	$3,248
Loans receivable, net	1,554	2,132
Investments in consolidated partnerships and corporations:
California Investment Directions	—	(640)
Nevada Investment Directions	—	(619)
Indian Palms	—	5,739
Davsha	—	(3,776)
Other assets	2,997	2,547
Total assets	5,945	8,631
Borrowings from the Corporation	4,600	20,442
Other liabilities	24	—
Shareholder’s equity	1,321	(11,811)
Net interest income (expense)	59	(177)
Investment income (loss):
California Investment Directions	765	(1,756)
Nevada Investment Directions	—	875
Indian Palms	10,449	(6,143)
Davsha	2,059	(6,983)
Oakmont	—	74
Impairment on investments	(1,000)	(5,500)
Other income (loss)	(706)	457
Operating expenses	(14,958)	(772)
Income tax benefit	488	1,488
Net loss	(2,844)	(18,437)

California Investment Directions, Inc.  CIDI was a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in S&D Indian Palms, Ltd. and a minority interest in Davsha, LLC. CIDI was organized in the state of California. Davsha and its subsidiaries invested in VIE’s which were subject to consolidation pursuant to ASC 810-10-15. CIDI was dissolved during the year ended March 31, 2010 because its entire interest in the limited partnerships was eliminated.

Nevada Investment Directions, Inc.  NIDI was a wholly owned non-banking subsidiary of IDI formed in March 1997 that had invested in a limited partnership, Oakmont, as a 94.12% owner (IDI being the other 5.88% owner). NIDI was organized in the state of Nevada. Oakmont invested in a VIE, Chandler Creek Business Park of Round Rock, Texas. This interest was eliminated in March 2009.

S&D Indian Palms, Ltd.  Indian Palms was a wholly owned non-banking subsidiary of IDI organized in the state of California which owned a golf resort and land for residential lot development in California. Indian Palms sold land to Davsha, LLC, which in turn sold land to its subsidiaries and subsequently to its real estate partnerships for lot development.

Davsha, LLC.  Davsha was a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California, where it purchased land from Indian Palms and developed residential housing for sale. Davsha had three wholly owned non-banking subsidiaries, Davsha III, Davsha V and Davsha VII. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha.

Oakmont.  Oakmont became a wholly owned non-banking subsidiary of NIDI and IDI in January 2000 with NIDI having a 94.12% partnership interest and IDI having a 5.88% partnership interest. Oakmont was organized in the state of Texas. Oakmont was a limited partner in Chandler Creek Business Park of Round Rock, Texas, a joint venture partnership formed to develop an industrial park located in Round Rock, Texas. The original project consisted of four office warehouse buildings totaling 163,000 square feet and vacant land of approximately 135 acres. Oakmont sold its interest in Chandler Creek in March 2009 to one of the other partners in the partnership. As a result of the sale, Oakmont recognized a gain on sale of $1.4 million.

The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

At March 31, 2010, the Corporation had extended $4.6 million to IDI to fund various partnership and subsidiary investments. This represents a decrease of $15.8 million from borrowings of $20.4 million at March 31, 2009. These amounts are eliminated in consolidation.

ADPC Corporation.  ADPC is a wholly owned subsidiary of the Bank that holds and develops certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2010 amounted to $2.7 million as compared to $3.7 million at March 31, 2009. ADPC had a net loss of $998,000 for the year ended March 31, 2010 as compared to $747,000 for the year ended March 31, 2009.

Anchor Investment Corporation.  AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the state of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $223.6 million at March 31, 2010 as compared to $212.6 million at March 31, 2009. AIC had net income of $7.8 million for the year ended March 31, 2010 as compared to $5.3 million for the year ended March 31, 2009.

Employees

The Corporation had 932 full-time employees and 131 part-time employees at March 31, 2010. The Corporation promotes equal employment opportunity and considers its relationship with its employees to be good. The employees are not represented by a collective bargaining unit.

Branch Sale Agreements

On November 13, 2009, the Bank entered into a Branch Sale Agreement for the sale of eleven branches in Northwestern Wisconsin to Royal Credit Union (RCU) of Eau Claire, Wisconsin, whereby RCU assumed approximately $169 million in deposits and received a corresponding amount in loans, real estate and other assets. The transaction received regulatory approval and closed on June 25, 2010.

The Company and RCU made customary representations, warranties, covenants and agreements in the Branch Sale Agreement. The parties have also agreed to indemnify each other (subject to customary limitations) with respect to breaches of representations and warranties, breaches of covenants and agreements, assets not retained or purchased, liabilities not retained or assumed, and ownership or operation of the branches, assets or liabilities during certain time periods.

On May 4, 2010, the Bank entered into a Branch Sale Agreement for the sale of four branches in the Green Bay, Wisconsin area to Nicolet National Bank (Nicolet) of Green Bay, Wisconsin, whereby Nicolet assumed approximately $117 million in deposits and receive a corresponding amount in loans, real estate and other assets. The transaction is subject to regulatory approval and customary closing conditions. The transaction is expected to be completed in the second fiscal quarter.

The Bank and Nicolet made customary representations, warranties, covenants and agreements in the Branch Sale Agreement. The parties have also agreed to indemnify each other (subject to customary limitations) with respect to breaches of representations and warranties, breaches of covenants and agreements, assets not retained or purchased, liabilities not retained or assumed, and ownership or operation of the branches, assets or liabilities during certain time periods.

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

“Core capital” includes common stockholders’ equity (including common stock, additional paid in capital and retained earnings, but excluding any net unrealized gains or losses, net of related taxes, on certain securities available for sale), noncumulative perpetual preferred stock and any related surplus and noncontrolling interests in the equity accounts of full consolidated subsidiaries. Intangible assets generally must be deducted from core capital, other than certain servicing assets and purchased credit card relationships, subject to limitations. “Tangible capital” means core capital less any intangible assets (except for mortgage servicing assets includable in core capital) and investments in subsidiaries engaged in activities not permissible for a national bank. “Total capital,” for purposes of the risk-based capital requirement, equals the sum of core capital plus supplementary (Tier 2) capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary (Tier 2) capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4.0%. Risk-weighted assets are determined by multiplying certain categories of a savings association’s assets, including off-balance sheet equivalents, by an assigned risk weight of 0% to 100% based on the credit risk associated with those assets as specified in OTS regulations.

As of March 31, 2010, the Bank was not in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 3.73%, 3.73% and 7.32%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances. In June, 2009, the Bank consented to the issuance of a Cease and Desist Agreement with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. See Note 2 to the Consolidated Financial Statements included in Item 8.

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

As of March 31, 2010, the Bank was “undercapitalized.” See Note 12 to the Consolidated Financial Statements included in Item 8.

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

Qualified Thrift Lender Test.  A savings association can comply with the qualified thrift lender, or QTL, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTL test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTL test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTLs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. At March 31, 2010, the amount of the Bank’s assets which were invested in QTLs exceeded the percentage required to qualify the Bank under the QTL test.

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

Federal Deposit Insurance.  The FDIC insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions. Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund administered by the FDIC were merged into a new combined fund, called the Deposit Insurance Fund (“DIF”), effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The FDIC also has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the level of basic FDIC insurance of accounts was temporarily increased to $250,000. The basic level is scheduled to return to $100,000 on December 31, 2013.

In addition, on November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to its Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was first announced by the FDIC on October 14,

2008, preceded by the determination of systemic risk by the Secretary of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage through December 31, 2009 for non-interest bearing transaction deposit accounts paying less than 0.5% interest per annum and held at participating FDIC-insured institutions. Coverage under the TLGP was available for the first 30 days without charge. The Company and the Bank elected to continue to participate in the TLGP account insurance program, through payment of a fee assessment of 10 basis points per quarter on amounts in excess of $250,000 in covered accounts. At March 31, 2010, neither the Company nor the Bank had issued any senior unsecured debt under the TLGP.

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

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC also has adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between 12 and 16 basis points, with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 22, 32 and 45 basis points, respectively.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the first quarter of 2010 was .0104% of insured deposits and it is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2017.

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

Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008 and anticipated future losses, the FDIC adopted, pursuant to a Restoration Plan to replenish the fund, an across the board 7.0 basis point increase in the assessment range for the first quarter of 2009. The FDIC subsequently adopted further refinements to its risk-based assessment system, effective April 1, 2009, that effectively make the range 7.0 to 77.5 basis points. In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. The assessment was collected on September 30, 2009 and recorded against earnings for the quarter ended June 30, 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.

Brokered Deposits.  The FDIA restricts the use of brokered deposits by certain depository institutions. Under the FDIA and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $173.5 million of outstanding brokered deposits at March 31, 2010. At March 31, 2010, the Bank is undercapitalized and as a result, precluded from accepting, renewing or rolling over brokered deposits without prior approval of the OTS. See Note 2 to the Consolidated Financial Statements included in Item 8.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on extensions of credit to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association (“a principal stockholder”), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2010, the Bank was in compliance with the above restrictions.

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

In addition, the Federal Trade Commission has implemented a nationwide “do not call” registry that allows consumers to prevent unsolicited telemarketing calls. Millions of households already have placed their telephone numbers on this registry.

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

Overdraft Regulation.  The Federal Reserve has amended Regulation E (Electronic Fund Transfers) effective July 1, 2010 to require consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions, before overdraft fees may be assessed on the account. Consumers will also be provided a clear disclosure of the fees and terms associated with the institution’s overdraft service.

Source of Strength Doctrine.  Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•	Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the US government, will purchase preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $110 million pursuant to the program.

•	Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for participation or opting out of this program was December 5, 2008. We elected not to opt out of the program.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.

The American Recovery and Reinvestment Act of 2009.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Included among the many provisions in ARRA are restrictions affecting financial institutions who are participants in TARP, which are set forth in the form of amendments to EESA. These amendments provide that during the period in which any obligation under TARP remains outstanding (other than obligations relating to outstanding warrants), TARP recipients are subject to appropriate standards for executive compensation and corporate governance which were set forth in an interim final rule regarding TARP standards for Compensation and Corporate Governance, issued by Treasury and effective on June 15, 2009 (the “Interim Final Rule”). Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:

•	an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the company’s proxy statement) and the next 20 most highly compensated employees;

•	a prohibition on certain golden parachute payments to cover any payment related to a departure for any reason (with limited exceptions) made to any senior executive officer (as defined above) and the next five most highly compensated employees;

•	a limitation on incentive compensation paid or accrued to the five most highly compensated employees of the financial institution, subject to limited exceptions for pre-existing arrangements set forth in written employment contracts executed on or prior to February 11, 2009, and certain awards of restricted stock which may not exceed 1/3 of annual compensation, are subject to a two year holding period and cannot be transferred until Treasury’s preferred stock is redeemed in full;

•	a requirement that the Company’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;

•	an obligation for the compensation committee of the board of directors to evaluate with the company’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;

•	a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures; and

•	a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives.

ARRA also empowers the Treasury with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received TARP assistance to determine if the compensation was inconsistent with the purposes of ARRA or TARP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provision of ARRA will apply to the Company until it has redeemed the securities sold to the Treasury under the CPP.

In addition, companies who have issued preferred stock to Treasury under TARP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants may be immediately liquidated by Treasury.

Homeowners Affordability and Stability Plan

In February 2009, the Administration also announced its Financial Stability Plan and Homeowners Affordability and Stability Plan (“HASP”). The Financial Stability Plan is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

•	the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

•	the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

•	an expansion of the Federal Reserve’s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA-rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

•	the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

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

Risks Related to Our Industry

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.

Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This tightening of credit has led to increased loan delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly, and access to deposits or borrowed funds has decreased for many institutions. It has also become more difficult to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio.

Current conditions, including high unemployment, weak corporate performance, soft real estate markets, and the decline of home sales and property values, could negatively affect the volume of loan originations and prepayments, the value of the real estate securing our mortgage loans, and borrowers’ ability to repay loan obligations, all of which could adversely impact our earnings and financial condition. Business activity across a wide range of industries and regions is greatly reduced, and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely adversely affect our business and results of operations, as well as those of our customers. As a result, we may experience increased foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Regulation by federal and state agencies could adversely affect our business, revenue, and profit margins.

We are heavily regulated by federal and state agencies. This regulation is to protect depositors, the federal deposit insurance fund and the banking system as a whole. Congress and state legislatures and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including interpretation or implementation of statutes, regulations, or policies, could affect us adversely, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Also, if we do not comply with laws, regulations, or policies, we could receive regulatory sanctions and damage to our reputation.

Competition in the financial services industry is intense and could result in losing business or reducing margins.

We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation. We face aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. The ability of non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which we conduct business. Some of our competitors have greater financial resources and/or face fewer regulatory constraints. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract clients, either of which would adversely affect our profitability.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition, results of operations and cash flows.

Risks Related to Our Business

We experienced a net loss in fiscal 2010 directly attributable to a substantial deterioration in our commercial real estate, land and construction loan portfolio and the resulting increase in our provision for loan losses.

We realized a net loss of $177.1 million in fiscal 2010. The net loss is primarily the result of a $161.9 million provision to our loan loss reserve. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the level of the provision for loan losses are attributable to the continuing general weakening economic conditions and decline in real estate values in the markets served by the Corporation.

At March 31, 2010, our non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $369.1 million compared to $227.8 million at March 31, 2009. For the year ended March 31, 2010, annualized net charge-offs as a percentage of average loans were 3.30% compared to 2.60% for the corresponding period in 2009. These increases are primarily due to our construction and land portfolio.

At March 31, approximately 75% of total gross loans were classified as first mortgage loans, with approximately 3% of loans being classified as construction loans and approximately 7% being classified as land loans.

The deterioration in our commercial real estate, construction and land loan portfolios has been caused primarily by the weakening economy and the slowdown in sales of the housing market. The unemployment rate for the state of Wisconsin was 9.8% as of March 31, 2010 compared to 9.4% at March 31, 2009. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into non-accrual status.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in its audit report for the fiscal year ending March 31, 2010 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The Bank has low levels of capital, significant operating losses and significant deterioration in the quality of its assets. Further, we have become subject to enhanced regulatory scrutiny. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our Consolidated Financial Statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

We are actively pursuing a broad range of strategic alternatives in order to address any doubt related to the Corporation’s ability to continue as a going concern. There can be no assurance that the pursuit of strategic alternatives will result in any transaction, or that any such transaction, if consummated, will allow the Corporation’s shareholders to avoid a loss of all or substantially all of their investment in the Corporation. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current shareholders and could adversely affect the price of our common stock. The pursuit of strategic alternatives may also involve significant expenses and management time and attention.

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Cease and Desist Order, the Capital Restoration Plan, the Memorandum of Understanding, or if its condition continues to deteriorate.

In June 2009, the Bank voluntarily entered into a Cease and Desist Order with the OTS which required, among other things, capital requirements in excess of the generally applicable minimum requirements. The Bank is also required to create and implement a Capital Restoration Plan. In December 2009, the Bank submitted its Capital Restoration Plan which was rejected by the OTS. The Bank was given until May, 2010 to submit another Capital Restoration Plan and there is no assurance it will be able to submit an acceptable plan or, if a plan is accepted, implement the plan. Moreover, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to comply with the Cease and Desist Order or the Memorandum of Understanding, fail to implement an acceptable Capital Restoration Plan and comply with its terms, fail to comply with capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OTS, with the FDIC appointed as conservator or receiver. If these events occur, the Corporation probably would suffer a complete loss of the value of its ownership interest in the Bank, and the Corporation subsequently may be exposed to significant claims by the FDIC and the OTS.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to Federal Reserve Bank of Chicago’s discount window, but as of March 31, 2010 we had no borrowings outstanding from this source. In addition, as of March 31, 2010, the Corporation had outstanding borrowings from the FHLB of $613.4 million, out of our maximum borrowing capacity from the FHLB at this time of $729.7 million.

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

Concern of our customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (the “TLGP”) where all noninterest-bearing transaction deposit accounts, including all personal and business checking deposit accounts, and NOW accounts, which are capped at a rate no higher than 0.50%, are fully guaranteed, through December 31, 2010, regardless of dollar amount. We have elected to participate in the program. If this program is not extended beyond December 31, 2010, we may experience a decrease in deposits. Decreases in deposits may adversely affect our funding costs, net income, and liquidity.

Our liquidity is largely dependent upon our ability to receive dividends from our subsidiary bank, which accounts for most of our revenue and could affect our ability to pay dividends, and we may be unable to enhance liquidity from other sources.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Additionally, if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. The Bank is currently precluded from paying dividends to us.

Additional increases in our level of non-performing assets would have an adverse effect on our financial condition and results of operations.

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets increased by $144.1 million to $424.5 million, or 9.6% of total assets, at March 31, 2010 from $280.4 million, or 5.3% of total assets, at March 31, 2009. If loans that are currently non-performing further deteriorate, we may need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

Future sales or other dilution of the Corporation’s equity may adversely affect the market price of the Corporation’s common stock.

In connection with our participation in TARP CPP the Corporation has, or under other circumstances may, issue additional common stock or preferred securities, including securities convertible or exchangeable for, or that represent the right to receive, common stock. Further, pursuant to the Cease and Desist order with the OTS, the Bank must meet certain capital ratios which may require the issuance of additional equity capital, which would significantly dilute the current shareholders. The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market. The issuance of additional capital stock would dilute the ownership interest of the Corporation’s existing shareholders.

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

The Cease and Desist Orders required that, no later than September 30, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At March 31, 2010, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank, based upon presently available unaudited financial information, had core capital and total risk-based capital ratios of 3.73 percent and 7.32 percent, respectively, each below the required capital ratios set forth above. On May 21, 2010, the Bank submitted a revised Capital Restoration Plan to the OTS and continues to comply with all other requests from the OTS with the exception of achieving the capital ratios set forth above. Without a waiver by the OTS, amendment or modification of the Orders, or acceptance of the Bank’s Capital Restoration Plan, the Bank could be subject to further regulatory action.

All customer deposits remain fully insured to the highest limits set by the FDIC.

If the Bank is placed in conservatorship or receivership, it is highly likely that such action would lead to a complete loss of all value of the Company’s ownership interest in the Bank. In addition, further restrictions could be placed on the Bank if it were determined that the Bank was significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as any level of undercapitalization increased.

Anchor Bancorp and the Bank are no longer considered “adequately capitalized” for regulatory purposes, which causes us to incur increased premiums for deposit insurance, limits the Bank’s ability to gather brokered deposits, and will trigger acceleration of certain of our brokered deposits.

As of March 31, 2010, AnchorBank is not considered “adequately capitalized” for regulatory capital purposes. As a result, the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. Because the Bank is not considered “adequately capitalized”, the Bank is not able to accept new brokered deposits at this time or to renew maturing brokered deposits without FDIC approval. The Bank is also precluded from offering certificates of deposit at rates which exceed the national average from comparable certificates of deposit plus 75 basis points.

Our allowance for losses on loans and leases may not be adequate to cover probable losses.

Our level of non-performing loans increased significantly in the fiscal year ended March 31, 2010, relative to comparable periods for the preceding year. Our provision for loan losses decreased by $43.8 million to $161.9 million for the fiscal year ended March 31, 2010 from $205.7 million for the fiscal year ended March 31, 2009. Our allowance for loan losses increased by $42.4 million to $179.6 million, or 5.2% of total loans, at March 31, 2010 from $137.2 million, or 3.3% of total loans at March 31, 2009. Our allowance for loan losses also increased by $98.9 million to $137.2 million, or 3.3% of total loans, at March 31, 2009, from $38.3 million, or 0.9% of total loans, at March 31, 2008. Our allowance for loan and foreclosure losses was 46.2% at March 31, 2010, 52.1% at March 31, 2009 and 35.0% at March 31, 2008, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

Future Federal Deposit Insurance Corporation assessments will hurt our earnings.

In May 2009, the Federal Deposit Insurance Corporation adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009. We recorded an expense of $2.5 million during the quarter ended June 30, 2009, to reflect the special assessment. The assessment was collected on September 30, 2009 and was recorded against earnings for the quarter ended June 30, 2009. The special assessment negatively impacted the Company’s earnings for the year ended March 31, 2010, as compared to the year ended March 31, 2009, as a result of this special assessment. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. Any additional emergency special assessment imposed by the FDIC will likely negatively impact the Company’s earnings.

If our investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, our financial condition and results of operations could be materially impaired.

The Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”). The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of March 31, 2010 was $54.8 million, based on its par value. There is no market for the FHLBC common stock.

On October 10, 2007, the FHLBC entered into a consensual cease and desist order with the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“FHFA”). Under the terms of the order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (the “Director”). The order also provides that dividend declarations are subject to the prior written approval of the Director and required the FHLBC to submit a capital structure plan to the FHFA. The FHLBC has not declared any dividends since the order was issued and it has not received approval of a capital structure plan. In July of 2008, the FHFA amended the order to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the order. Our FHLBC common stock is not newly-issued and is not affected by this amendment.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLBC, could be substantially diminished or reduced to zero. Our FHLBC common stock is accounted for in accordance with the authoritative guidance for financial services — depository and lending (ASC 942-325-35). This guidance provides that, for impairment testing purposes, the value of long term investments such as FHLBC common stock is based on the “ultimate recoverability” of the par value of the security without regard to temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of our FHLBC common stock, this investment could be deemed to be other-than-temporarily impaired, and the impairment loss that would be required to be recorded would cause our earnings to decrease by the after-tax amount of the impairment loss.

We are not paying dividends on our common stock and are deferring distributions on our preferred stock, and are otherwise restricted from paying cash dividends on our common stock. The failure to resume paying dividends may adversely affect us.

We historically paid cash dividends before suspending dividend payments on our common stock. The Federal Reserve, as a matter of policy, has indicated that bank holding companies should not pay dividends using funds from TARP CPP. There is no assurance that we will resume paying cash dividends. Even if we resume paying dividends, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series B Preferred Stock held by the U.S. Treasury. Further, we need prior Treasury approval to increase our quarterly cash dividends prior to January 30, 2012, or until the date we redeem all shares of Series B Preferred Stock or the Treasury has transferred all shares of Series B Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, capital requirements and such other factors as our board of directors may deem relevant.

Further, dividend payments on our Series B Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series B Preferred Stock shall be entitled to receive for each share of Series B Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we defer six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We have deferred five dividend payments on the Series B Preferred Stock held by the Treasury.

Maintaining or increasing market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients, or be subject to cost increases.

We may fail to meet continued listing requirements with NASDAQ.

Our common stock is listed on the NASDAQ Global Market. As a NASDAQ listed company, we are required to comply with the continued listing requirements of the NASDAQ Market Place Rules to maintain our listing status which includes maintaining a minimum closing bid price of at least $1.00 per share for our common stock. We were notified by NASDAQ on June 24, 2010 of our non-compliance with listing standards because the bid price of our common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. We regained compliance with the NASDAQ listing requirements but there is no guarantee we will remain compliant. If we are unable to remain compliant, our common stock could be delisted by NASDAQ. Delisting could reduce the ability of investors to purchase or sell our common stock as quickly and as inexpensively as they have done historically.

Continued deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

The commercial real estate market continues to experience a variety of difficulties. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer’s borrowing power and the value of the collateral securing the loan, we have experienced increasing levels of charge-offs and provisions for loan losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our borrowers’ loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

Significant legal actions could subject us to substantial uninsured liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. We may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

While we attempt to manage the risk from changes in market interest rates, interest rate risk management techniques are not exact. In addition, we may not be able to economically hedge our interest rate risk. A rapid or substantial increase or decrease in interest rates could adversely affect our net interest income and results of operations.

Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors, including the volume of earning assets, the general level of interest rates, the dynamics of changes in interest rates and the level of nonperforming loans. The cost of funds varies with the amount of funds required to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on our net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 7.07% and 13.49%, respectively, from what it would be if rates were to remain at March 31, 2010 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by our simulation model. The output from our simulation model has not been validated or back tested against actual movements in market interest rates. We are unable to say with any degree of certainty that the modeled simulation of our net interest income would be a fair approximation of the actual change in net interest income given if one or more of the market scenarios we examine had actually occurred. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

An interruption in or breach in security of our information systems may result in a loss of customer business.

We rely heavily on communications and information systems to conduct our business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing, or loan origination systems. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

Additionally, we outsource a portion of our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures and is insured for these situations, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

We are exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, cash flows, liquidity and results of operations could be materially and adversely affected.

Risks Related to Our Credit Agreement

We are party to a credit agreement that requires us to observe certain covenants that limit our flexibility in operating our business.

We are party to a credit agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended (the “Credit Agreement”). The most recent amendment, Amendment No. 6 to Amended and Restated Credit Agreement was dated April 29, 2010. The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.

The Credit Agreement provides that the Bank must attain and maintain certain capital ratios and requires us to retain a financial consult, as well as other customary representations, warranties, conditions and events of default for agreements of such type. The Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Further, the Agent or the lenders have agreed to forbear from exercising their rights and remedies until the earlier of (i) the occurrence of an event of default, as that term is defined in the Amendment, other than failure to make principal payments, or (ii) May 31, 2011.

If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.

Accordingly, this creates significant uncertainty related to the Corporation’s operations.

We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2011 or the receipt of net proceeds of a financing transaction from the sale of equity securities.

As of March 31, 2010, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of May 31, 2011 or the receipt of net proceeds of a financing transaction from the sale of equity securities of not less than $116.3 million. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by May 31, 2011, which may limit our ability to fund ongoing operations.

Unless the maturity date is extended, our outstanding borrowings under our Credit Agreement are due on May 31, 2011. The Credit Agreement does not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

If the Agent or the lenders decided not to refinance the remaining outstanding balance of the loans then at the earlier of (i) the occurrence of an event of default under the Amendment (other than a failure to make principal payments), or (ii) May 31, 2011, the agent, on behalf of the lenders may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Corporation or other securities or assets of the Corporation’s subsidiaries which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and you could lose your investment in the securities.

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

Risks Related to Recent Branch Sales

We may fail to complete the proposed sale of four branches to Nicolet National Bank of Green Bay or realize the anticipated benefits of the disposition.

The proposed sale of four branches to Nicolet National Bank of Green Bay are subject to a variety of conditions, including regulatory approvals for both the Bank and buyers. All regulatory applications have been filed with the appropriate regulators. The regulators may not grant these approvals as we anticipate, or the approvals may require material changes to the terms of the sale or otherwise contain material adverse conditions that would preclude closing the sale. Further, the parties may be unable to satisfy all the closing conditions. Even if we sell the braches as we expect, we may not realize the anticipated benefits to our capital and earnings.

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

The purchase agreement we entered into in connection with our participation in the TARP CPP required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued pursuant to the TARP CPP, including the common stock which may be issued pursuant to the warrant to purchase 7,399,103 shares of common stock. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	requiring clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibiting golden parachute payments to senior executives; and

•	agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

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

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP CPP and ARRA. The new Treasury interim final rules, which became effective on June 15, 2009, also prohibit any tax gross-up payments to senior executive officers and the next 20 highest paid executives. The rule further authorizes the Treasury to establish the Office of the Special Master for TARP Executive Compensation with broad powers to review compensation plans and corporate governance matters of TARP CPP recipients.

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

Congress and the bank regulators have encouraged recipients of TARP CPP capital to use such capital to make loans and it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. Congressional demands for additional lending by TARP CPP recipients, and regulatory demands for demonstrating and reporting such lending are increasing. On November 12, 2008, the bank regulatory agencies issued a statement encouraging banks to, among other things, “lend prudently and responsibly to creditworthy borrowers” and to “work with borrowers to preserve homeownership and avoid preventable foreclosures.” We continue to lend and have expanded our mortgage loan originations, and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition, and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.

The Company and the Bank are subject to extensive regulation, supervision and examination by federal banking authorities.

Changes in applicable regulations or legislation could have a substantial impact on our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. In that regard, proposals for legislation restructuring the regulation of the financial services industry are currently under consideration. Adoption of such proposals could, among other things, increase the overall costs of regulatory compliance. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties. These powers recently have been utilized more frequently due to the serious national, regional and local economic conditions that we and other financial institutions are facing. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. We cannot predict the actual effects of various governmental, regulatory, monetary and fiscal initiatives, which have been and may be enacted on the financial markets. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity, and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. In addition, failure or the inability to comply with these various requirements can lead to diminished reputation and investor confidence, reduced franchise value, loss of business, curtailment of expansion opportunities, fines and penalties, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems.

There can be no assurance that enacted legislation or any proposed federal programs will stabilize the U.S. financial system and such legislation and programs may adversely affect us.

There has been much legislative and regulatory action in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. There can be no assurance, however, as to the actual impact that the legislation and its implementing regulations or any other governmental program will have on the financial markets. The failure of the actions by the legislators, the regulatory bodies or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common shares.

Contemplated and proposed legislation, state and federal programs, and increased government control or influence may adversely affect us by increasing the uncertainty in our lending operations and expose us to increased losses, including legislation that would allow bankruptcy courts to permit modifications to mortgage loans on a debtor’s primary residence, moratoriums on a mortgagor’s right to foreclose on property, and requirements that fees be paid to register other real estate owned property. Statutes and regulations may be altered that may potentially increase our costs to service and underwrite mortgage loans. Additionally, federal intervention and operation of formerly private institutions may adversely affect our rights under contracts with such institutions and the way in which we conduct business in certain markets.

The fiscal and monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. The resultant changes in interest rates can also materially decrease the value of certain financial assets we hold, such as debt securities. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Changes in Federal Reserve Board policies are beyond our control and difficult to predict; consequently, the impact of these changes on our activities and results of operations is difficult to predict.

Management’s ability to retain key officers and employees may change.

Our future operating results depend substantially upon the continued service of its executive officers and key personnel. Our future operating results also depend in significant part upon its ability to attract and retain qualified management, financial, technical, marketing, sales and support personnel. Competition for qualified personnel is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills to serve in these positions, and it may be increasingly difficult for us to hire personnel over time.

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. For example, Section 7001 of the ARRA which amended Section 111 of the EESA in its entirety, as well as the final interim regulations issued by the U.S. Treasury, significantly expanded the executive compensation restrictions. Such restrictions applied to us as a participant in the TARP CPP and generally continued to apply for as long as any Treasury owned shares were outstanding. These ARRA restrictions shall not apply to us during such time when the federal government only holds warrants to purchase common shares. Such restrictions and standards may further impact management’s ability to compete with financial institutions that are not subject to the ARRA limitations on executive compensation.

Our business, financial condition, or results of operations could be materially adversely affected by the loss of any of its key employees, or our inability to attract and retain skilled employees.

We are subject to various reporting requirements that increase compliance costs, and failure to comply timely could adversely affect our reputation and the value of our common stock.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission, the Public Corporation Accounting Oversight Board and Nasdaq. In particular, we are required to include management and independent auditor reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. In addition, pursuant to our Cease and Desist Order with OTS, we must prepare and submit various reports and may face further reporting obligations in the future depending upon our financial condition. Compliance with various regulatory reporting requires significant commitments of time from management and our directors, which reduces the time available for the performance of their other responsibilities. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, lead to additional regulatory enforcement actions, and could adversely affect the value of our common stock.

Non-compliance with USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury’s office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. We have developed policies and continues to augment procedures and systems designed to assist in compliance with these laws and regulations.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

At March 31, 2010, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 70 other full-service offices and two loan origination offices. The Bank owns 44 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 23 full-service offices. The Bank also owns a building at its headquarters which hosts its support center, one vacant lot for sale as well as three land sites for future development. In addition, the Bank leases its two loan-origination facilities. The leases expire between 2010 and 2030. The aggregate net book value at March 31, 2010 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $32.3 million. See Note 9 to the Corporation’s Consolidated Financial Statements included in Item 8, for information regarding premises and equipment.

Item 3.	Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.	Reserved

This item is not in use.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Common Stock

The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ABCW”. At June 4, 2010, there were approximately 2,500 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.

Quarterly Stock Price and Dividend Information

The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2010 and 2009.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2010	$1.400	$0.640	$—
December 31, 2009	1.350	0.370	—
September 30, 2009	1.650	1.020	—
June 30, 2009	2.420	0.850	—

March 31, 2009	$2.770	$0.380	$—
December 31, 2008	7.730	1.810	0.010
September 30, 2008	9.450	5.860	0.100
June 30, 2008	19.920	7.010	0.180

For information regarding restrictions on the payments of dividends by the Bank to the Corporation, see “Item 1. Business — Regulation and Supervision — The Bank — Restrictions on Capital Distributions,” “Item 1A. Risk Factors — Risks Related to Our Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” of this Form 10-K.

Repurchases of Common Stock

As of March 31, 2010, the Corporation does not have a stock repurchase plan in place.

Performance Graph

The following graph compares the yearly cumulative total return on the Common Stock over a five-year measurement period since March 31, 2005 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Morningstar, Inc. index (formally known as the Hemscott Group) Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.	Selected Financial Data

The following information at and for the years ended March 31, 2010, 2009, 2008, 2007 and 2006 has been derived from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
	2010	2009	2008(4)	2007	2006
	(Dollars in thousands, except per share data)

Operations Data:
Interest income	$217,082	$260,262	$296,675	$280,692	$238,550
Interest expense	132,271	135,472	167,670	152,646	105,846
Net interest income	84,811	124,790	129,005	128,046	132,704
Provision for loan losses	161,926	205,719	22,551	11,255	3,900
Real estate investment partnership revenue	—	2,130	8,399	18,977	33,974
Other non-interest income	56,753	43,817	42,747	35,538	33,037
Real estate investment partnership cost of sales	—	1,736	8,489	17,607	28,509
Other non-interest expense	158,200	224,195	98,731	90,382	89,973
Income (loss) before income tax expense (benefit)	(178,562)	(260,913)	50,380	63,317	77,333
Income tax expense (benefit)	(1,500)	(30,098)	19,650	24,586	30,927
Net income (loss)	(177,062)	(230,815)	30,730	38,731	46,406
Loss (income) attributable to non-controlling interest in real estate partnerships	—	(148)	(402)	(241)	1,723
Preferred stock dividends and discount accretion	(12,911)	(2,172)	—	—	—
Net income (loss) available to common equity of Anchor BanCorp	(189,973)	(232,839)	31,132	38,972	44,683
Earnings (loss) per common share:
Basic	(8.97)	(11.05)	1.48	1.82	2.07
Diluted	(8.97)	(11.05)	1.48	1.80	2.03
Balance Sheet Data:
Total assets	$4,416,265	$5,272,110	$5,149,557	$4,539,685	$4,275,140
Investment securities available for sale	416,203	484,985	356,406	321,516	296,959
Investment securities held to maturity	39	50	59	68	77
Loans receivable held for investment, net	3,229,580	3,896,439	4,202,833	3,874,049	3,614,265
Deposits and accrued interest	3,552,762	3,923,827	3,539,994	3,248,246	3,040,217
Other borrowed funds	796,153	1,078,392	1,206,761	900,477	861,861
Stockholders’ equity	30,113	211,365	345,116	336,866	321,025
Common shares outstanding	21,685,925	21,569,785	21,348,170	21,669,094	21,854,303
Other Financial Data:
Book value per common share at end of period	$(3.68)	$4.70	$16.17	$15.55	$14.69
Dividends paid per share	0.00	0.29	0.71	0.67	0.62
Dividend payout ratio	0.00%	(2.62)%	47.97%	36.81%	29.95%
Yield on earning assets	4.74	5.63	6.25	6.71	6.05
Cost of funds	2.82	2.94	3.65	3.80	2.80
Interest rate spread	1.92	2.69	2.60	2.91	3.25
Net interest margin(1)	1.85	2.70	2.72	3.06	3.36
Return on average assets(2)	(3.67)	(4.65)	0.63	0.89	1.08
Return on average equity(3)	(158.84)	(77.05)	9.17	11.75	14.16
Average equity to average assets	2.31	6.03	6.82	7.55	7.62

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Return on average assets represents net income as a percentage of average total assets.

(3)	Return on average equity represents net income as a percentage of average total stockholders’ equity.

(4)	During the fourth quarter of the year ended March 31, 2008, the Corporation acquired S&C Bank, which consisted of total assets of $381.1 million, total deposits of $305.5 million and total loans of $280.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In determining the general allowance we have segregated the loan portfolio by collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each collateral type, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off ratios. It is our intention to utilize a period of activity that we believe to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred in fiscal years 2009 and 2010, management reviewed each strata’s historical losses by quarter for any trends that would indicate a shorter look back period would be more representative. Based on this review, it was determined that increases in charge-offs in the more recent quarters were being diluted by minimal charge-offs in the earlier quarters for each strata except acquisitions and development. As a result, a twelve quarter historical loss period was used for these stratas, versus a 20 quarter historical loss period, as it was determined to be more representative of the current credit market.

In addition to the historical loss factor, we consider the impact of the following qualitative factors: changes in lending policies, procedures and practices, economic and industry trends and conditions, experience, ability and depth of lending management, level of and trends in past dues and delinquent loans, changes in the quality of the loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in credit concentrations, portfolio size and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, we compare the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. We will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in our portfolio.

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

We regularly obtain updated appraisals for real estate collateral dependent loans for which we deem it appropriate to assess whether or not a specific asset is impaired. Loans having unpaid principal balance of $500,000 or less and considered to be include in a homogenous pool of assets do not require an impairment analysis therefore updated appraisals are not obtained until the foreclosure or sheriff sale occurs. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. The fair value of such loans for which current and acceptable appraisals are not available is approximately $51 million based on the Corporation’s best estimate of fair value, discounted at various rates depending on the collateral type.

Collateral dependent loans are considered to be non-performing at such time that they become ninety days past due or a probable loss is expected. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the fair value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral. These discounts are 25 percent on commercial real estate and 35 percent on unimproved land. These discount percentages are based on actual experience over the past nine month period. If the appraisal is within one year, the Corporation applies a discount of 15 percent. The Corporation believes these discounts reflect market factors, the locations in which the collateral is located and the estimated cost to dispose.

We consider the allowance for loan losses at March 31, 2010 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

•	Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets, upon initial recognition, is carried at the lower of cost or fair value, less estimated selling expenses. Each parcel of real estate owned is appraised within six months of the time of acquisition of such property and periodically thereafter. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets. The value may be adjusted based on a new appraisal or as a result of an adjustment to the sale price of the property.

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

Segment Review

The Corporation’s primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments and consumers and the support to deliver, fund and manage such banking services. The Corporation’s real estate segment invested in real estate developments. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

The Corporation’s profitability is predominantly dependent on net interest income, non-interest income, the level of the provision for loan losses, non-interest expense and taxes of its community banking segment. The following table sets forth the results of operations of the Corporation’s segments for the periods indicated.

	Year Ended March 31, 2010
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$95	$217,144	$(157)	$217,082
Interest expense	128	132,300	(157)	132,271

Net interest income (loss)	(33)	84,844	—	84,811
Provision for loan losses	—	161,926	—	161,926

Net interest loss after provision for loan losses	(33)	(77,082)	—	(77,115)
Other revenue from real estate operations	1,684	—	—	1,684
Other income	—	55,093	(24)	55,069
Other expense from real estate partnership operations	(4,983)	—	24	(4,959)
Other expense	—	(153,241)	—	(153,241)

Income (loss) before income taxes	(3,332)	(175,230)	—	(178,562)
Income tax expense (benefit)	(488)	(1,012)	—	(1,500)

Net income (loss)	$(2,844)	$(174,218)	$—	$(177,062)

Total assets at end of period	$5,945	$4,410,320	$—	$4,416,265

	Year Ended March 31, 2009
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$102	$261,373	$(1,213)	$260,262
Interest expense	1,116	135,569	(1,213)	135,472

Net interest income (loss)	(1,014)	125,804	—	124,790
Provision for loan losses	—	205,719	—	205,719

Net interest loss after provision for loan losses	(1,014)	(79,915)	—	(80,929)
Real estate investment partnership revenue	2,130	—	—	2,130
Other revenue from real estate operations	8,194	—	—	8,194
Other income	—	35,297	(90)	35,207
Real estate investment partnership cost of sales	(1,736)	—	—	(1,736)
Other expense from real estate partnership operations	(9,596)	—	90	(9,506)
Real estate partnership impairment	(17,631)	—	—	(17,631)
Non-controlling interest in income of real estate partnerships	148	—	—	148
Other expense	—	(196,642)	—	(196,642)

Loss before income taxes	(19,505)	(241,260)	—	(260,765)
Income tax benefit	(1,068)	(29,030)	—	(30,098)

Net loss	$(18,437)	$(212,230)	$—	$(230,667)

Total assets at end of period	$25,070	$5,247,040	$—	$5,272,110

	Year Ended March 31, 2008
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$141	$298,515	$(1,981)	$296,675
Interest expense	1,828	167,823	(1,981)	167,670

Net interest income (loss)	(1,687)	130,692	—	129,005
Provision for loan losses	—	22,551	—	22,551

Net interest income (loss) after provision for loan losses	(1,687)	108,141	—	106,454
Real estate investment partnership revenue	8,399	—	—	8,399
Other revenue from real estate operations	7,664	—	—	7,664
Other income	—	35,643	(119)	35,524
Real estate investment partnership cost of sales	(8,489)	—	—	(8,489)
Other expense from real estate partnership operations	(10,291)	—	119	(10,172)
Non-controlling interest in income of real estate partnerships	402	—	—	402
Other expense	—	(89,000)	—	(89,000)

Income (loss) before income taxes	(4,002)	54,784	—	50,782
Income tax expense (benefit)	(1,682)	21,332	—	19,650

Net income (loss)	$(2,320)	$33,452	$—	$31,132

Total assets at end of period	$72,028	$5,077,529	$—	$5,149,557

Goodwill	$—	$72,375	$—	$72,375

Results of Operations

Comparison of Years Ended March 31, 2010 and 2009

General.  Net income increased $53.7 million to a net loss of $177.1 million in fiscal 2010 from net loss of $230.8 million in fiscal 2009. The primary component of this increase in earnings for fiscal 2010, as compared to fiscal 2009, was a decrease in non-interest expense of $67.7 million, due to a $72.2 million impairment of goodwill in the prior year. The increase in net income was also attributable to a $43.8 million decrease in the provision for loan losses. In addition, non-interest income increased $10.8 million. These increases were partially offset by a decrease in net interest income of $40.0 million and a decrease in income tax benefit of $28.6 million. An allowance of $71.3 million was placed on the deferred tax asset during the year ended March 31, 2010. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. The returns on average assets and average stockholders’ equity for fiscal 2010 were (3.67)% and (158.84)%, respectively, as compared to (4.65)% and (77.05)%, respectively, for fiscal 2009.

Net Interest Income.  Net interest income decreased by $40.0 million during fiscal 2010 due to the decline in yield on interest earning assets which was offset by the decreased cost of interest bearing liabilities. The primary factor that contributed to the decline in net interest income was the fact that approximately $12.7 million of interest income on nonaccrual loans was reversed when the loans were placed on nonaccrual status. The average balances of interest-earning assets decreased to $4.58 billion and the average balance of interest-bearing liabilities increased to $4.69 billion in fiscal 2010, from $4.62 billion and $4.61 billion, respectively, in fiscal 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 0.98 in fiscal 2010 from 1.00 in fiscal

2009. The average yield on interest-earning assets (4.74% in fiscal 2010 versus 5.63% in fiscal 2009) decreased, as did the average cost on interest-bearing liabilities (2.82% in fiscal 2010 versus 2.94% in fiscal 2009). The net interest margin decreased to 1.85% in fiscal 2010 from 2.70% in fiscal 2009 and the interest rate spread decreased to 1.92% from 2.69% in fiscal 2010 and 2009, respectively. The decrease in interest rate spread was reflective of a decrease in the yields on loans as interest rates decreased, which was slightly offset by a smaller decrease in the cost of funds. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the decrease of $40.0 million in net interest income stemmed from net rate/volume decreases in interest-earning assets of $43.2 million offset by the net rate/volume decreases of interest- bearing liabilities of $3.2 million.

Provision for Loan Losses.  The provision for loan losses decreased $43.8 million from $205.7 million in fiscal 2009 to $161.9 million in fiscal 2010 based on management’s ongoing evaluation of asset quality. This charge reflected a decrease in provision to $161.9 million during the year allocated between specific reserves on impaired credits and an increase to the general reserve. The decrease in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) a proactive method of identification of criticized assets and (ii) continued analysis of the commercial real estate, construction and land portfolios. These increases resulted in the Corporation’s allowance for loan losses increasing $42.4 million from $137.2 million at March 31, 2009 to $179.6 million at March 31, 2010. The allowance for loan losses represented 5.23% of total loans at March 31, 2010, as compared to 3.34% of total loans at March 31, 2009. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

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

Non-interest Income.  Non-interest income increased $10.9 million to $56.8 million for fiscal 2010 compared to $45.9 million for fiscal 2009 primarily due to the increase of net gain on sale of investment securities of $14.4 million for fiscal 2010. In addition, net gain on sale of loans increased $7.9 million due to an increase in refinancing activity. Partially offsetting these increases were decreases in other categories. Income from the Corporation’s real estate segment decreased $8.6 million and other non-interest income decreased $1.1 million primarily due to decreased fee income.

Non-interest Expense.  Non-interest expense decreased $67.7 million to $158.2 million for fiscal 2010 compared to $225.9 million for fiscal 2009 primarily due to a $72.2 million impairment of goodwill and a $17.6 million impairment of real estate in the prior year. In addition, expenses of the real estate segment decreased $6.3 million, mortgage servicing rights impairment expense decreased $4.3 million and compensation expense decreased $3.4 million. These decreases were offset by an increase in federal deposit insurance premiums of $14.7 million, an increase in other non-interest expense of $9.4 million due to increased legal and consulting fees, an increase in net expense of REO operations of $8.8 million and an increase in the impairment of foreclosure cost advances of $4.7 million due to the fact that previously capitalized foreclosure cost advances were deemed unrecoverable.

Real Estate Segment.  Net income generated by the real estate segment increased $15.6 million for fiscal 2010 to a net loss of $2.8 million from a net loss of $18.4 million in fiscal 2009. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

Non-Controlling Interests.  Non-controlling interest in income (loss) of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such non-controlling interest increased $148,000 from a loss of $148,000 in fiscal 2009 to zero in fiscal 2010.

For more information on the effects to the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.

Income Taxes.  Income tax benefit decreased $28.6 million for fiscal 2010 as compared to fiscal 2009. The effective tax rate for fiscal 2010 was (0.84)% as compared to (11.65)% for fiscal 2009. The decline in the effective tax rate was primarily due to the valuation allowance of $71.3 million placed on the deferred tax asset during the year ended March 31, 2010. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. See Note 14 to the Consolidated Financial Statements included in Item 8.

Comparison of Years Ended March 31, 2009 and 2008

General.  Net income decreased $261.5 million to a loss of $230.8 million in fiscal 2009 from net income of $30.7 million in fiscal 2008. The primary component of this decrease in earnings for fiscal 2009, as compared to fiscal 2008, was a $183.2 million increase in the provision for loan losses. The decrease in net income was also attributable to an increase in non-interest expense of $118.7 million, primarily due to a $72.2 million write down of goodwill due to impairment. In addition, non-interest income decreased $5.2 million and net interest income decreased $4.2 million. These decreases were partially offset by a decrease in income tax expense of $49.7 million. An allowance of $46.3 million was placed on the deferred tax asset during the year ended March 31, 2009. A valuation allowance was recognized because it is more-likely-than-not that a portion of the deferred tax asset will not be realized. The remaining deferred tax asset is realizable due to the ability to carry back losses to prior years, future reversals of existing temporary differences, and the expectation of future taxable income. The returns on average assets and average stockholders’ equity for fiscal 2009 were (4.65)% and (77.05)%, respectively, as compared to 0.63% and 9.17%, respectively, for fiscal 2008.

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

Provision for Loan Losses.  The provision for loan losses increased $183.2 million from $22.6 million in fiscal 2008 to $205.7 million in fiscal 2009 based on management’s ongoing evaluation of asset quality. This charge reflected an increase in provision to $205.7 million during the year allocated between specific reserves on impaired credits and an increase to the general reserve. The increase in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) an increase in net charge-offs of $99.3 million in fiscal 2009, primarily due to increased mortgage loan charge-offs. and (ii) increases in non-performing loans, in commercial real estate, construction and land and consumer loans, from $101.2 million at March 31, 2008 to

$227.8 million at March 31, 2009. These increases resulted in the Corporation’s allowance for loan losses increasing $98.9 million from $38.3 million at March 31, 2008 to $137.2 million at March 31, 2009. The allowance for loan losses represented 3.34% of total loans at March 31, 2009, as compared to 0.87% of total loans at March 31, 2008. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

Non-interest Income.  Non-interest income decreased $5.2 million to $45.9 million for fiscal 2009 compared to $51.1 million for fiscal 2008 primarily due to the decrease of income from the Corporation’s real estate segment of $5.7 million for fiscal 2009. In addition, gain (loss) on investments and mortgage-related securities decreased $3.8 million, loan servicing income decreased $2.1 million and other than temporary impairment on securities of $805,000 was recorded. Partially offsetting these decreases were increases in other categories. Net gain on sale of loans increased $4.5 million and service charges on deposits increased $2.4 million.

Non-interest Expense.  Non-interest expense increased $118.7 million to $225.9 million for fiscal 2009 compared to $107.2 million for fiscal 2008 primarily due to goodwill impairment of $72.2 million and a $17.6 million impairment of real estate. In addition, net expense of REO operations increased $11.9 million, compensation expense increased $9.4 million, other non-interest expense increased $4.9 million due to increased legal fees and loan fees, mortgage servicing rights impairment expense increased $3.1 million, furniture and equipment expense increased $1.8 million due to the fact that the current year includes a full year of operations at branches acquired in the prior year, occupancy expense increased $1.6 million due to a full year of operations in the current year of branches acquired in the prior year and data processing expense increased $1.1 million. These increases were offset by a decrease in real estate investment partnership cost of sales of $6.8 million and marketing expense decreased $1.0 million.

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

Non-Controlling Interests.  Non-controlling interest in income (loss) of real estate partnership operations represents the share of income of development partners in the Corporation’s real estate investment partnerships. Such non-controlling interest increased $254,000 from a loss of $402,000 in fiscal 2008 to a loss of $148,000 in fiscal 2009.

For more information on the effects to the consolidated operations of the Corporation, see “Real Estate Held for Development and Sale and Variable Interest Entities,” in Note 1 to the Consolidated Financial Statements included in Item 8.

Income Taxes.  Income tax expense decreased $49.7 million for fiscal 2009 as compared to fiscal 2008. The effective tax rate for fiscal 2009 was (11.65)% as compared to 38.69% for fiscal 2008. The decline in the effective tax rate was primarily due to the valuation allowance of $46.3 million placed on the deferred tax asset during the year ended March 31, 2009. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. See Note 14 to the Consolidated Financial Statements included in Item 8.

Fourth Quarter Results

Net loss for the quarter ending March 31, 2010 was $26.6 million, compared to net loss of $45.9 million for the quarter ending March 31, 2009. The results for the quarter ending March 31, 2010 generated an annualized return on average assets of (2.40)% and an annualized return on average equity of (232.27)%, compared to (3.62)% and (84.21)%, respectively, for the same period in 2009.

Net interest income was $18.6 million for the three months ended March 31, 2010, a decrease of $10.1 million from $28.7 million for the comparable period in 2009. The net interest margin was 1.77% for the quarter ending March 31, 2010 and 2.45% for the quarter ending March 31, 2009.

Provision for loan losses was $20.2 million in the quarter ending March 31, 2010 compared to $56.4 million in the quarter ending March 31, 2009. Net charge-offs were $5.0 million in the quarter ended March 31, 2010 compared to $41.8 million in the quarter ended March 31, 2009. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality” below for further analysis of the allowance for loan losses.

Non-interest income was $10.5 million for the quarter ended March 31, 2010, a decrease of $5.5 million compared to $16.0 million for the quarter ended March 31, 2009. The majority of the decrease was attributable to a $5.0 million decrease in revenue from the real estate segment. In addition, income from net gain on sale of loans decreased $4.5 million. Partially offsetting these decreases was an increase in loan servicing income of $1.9 million.

Non-interest expense decreased $13.2 million to $37.1 million for the quarter ended March 31, 2010 from $50.3 million for the quarter ended March 31, 2009 primarily due to a $15.5 million decrease in expenses from the Corporation’s real estate segment, which included $13.0 million of impairment of real estate in the prior year. Partially offsetting these decreases was an increase in federal deposit insurance premiums of $1.1 million.

The Corporation had an income tax benefit of $1.5 million for the three months ended March 31, 2010 compared to income tax benefit of $16.1 million for the three months ended March 31, 2009. The effective tax rate (benefit) was (5.34)% and (27.2)% for the quarter ended March 31, 2010 and 2009, respectively. The change in the effective tax rate was mainly due to the fact that a full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it.

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

Average Balance Sheets

	Year Ended March 31,
	2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning Assets
Mortgage loans	$2,685,764	$146,190	5.44%	$3,092,823	$181,249	5.86%	$3,276,629	$209,065	6.38%
Consumer loans	764,352	38,611	5.05	766,902	45,566	5.94	721,860	48,627	6.74
Commercial business loans	173,151	10,793	6.23	249,502	14,298	5.73	253,794	19,014	7.49

Total loans receivable(1)(2)	3,623,267	195,594	5.40	4,109,227	241,113	5.87	4,252,283	276,706	6.51
Investment securities(3)	474,808	20,443	4.31	382,068	18,615	4.87	402,787	16,695	4.14
Interest-bearing deposits	426,377	1,045	0.25	76,787	534	0.70	43,405	2,702	6.23
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00	48,689	572	1.17

Total interest-earning assets	4,579,281	217,082	4.74	4,622,911	260,262	5.63	4,747,164	296,675	6.25
Non-interest-earning assets	248,171			337,798			228,314

Total assets	$4,827,452			$4,960,709			$4,975,478

Interest-bearing Liabilities
Demand deposits	$939,315	5,179	0.55	$1,023,961	9,377	0.92	$1,113,836	21,135	1.90
Regular passbook savings	244,558	694	0.28	228,978	883	0.39	221,219	916	0.41
Certificates of deposit	2,601,292	81,467	3.13	2,217,594	84,597	3.81	2,233,818	101,218	4.53

Total deposits	3,785,165	87,340	2.31	3,470,533	94,857	2.73	3,568,873	123,269	3.45
Other borrowed funds	901,985	44,931	4.98	1,142,871	40,615	3.55	1,029,810	44,401	4.31

Total interest-bearing liabilities	4,687,150	132,271	2.82	4,613,404	135,472	2.94	4,598,683	167,670	3.65

Non-interest-bearing liabilities	28,829			47,950			37,391

Total liabilities	4,715,979			4,661,354			4,636,074
Stockholders’ equity	111,473			299,355			339,404

Total liabilities and stockholders’ equity	$4,827,452			$4,960,709			$4,975,478

Net interest income/
interest rate spread(4)		$84,811	1.92%		$124,790	2.69%		$129,005	2.60%

Net interest-earning assets	$(107,869)			$9,507			$148,481

Net interest margin(5)			1.85%			2.70%			2.72%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.98			1.00			1.03

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Increase (Decrease) for the Year Ended March 31,
	2010 Compared To 2009				2009 Compared To 2008
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
				(In thousands)

Interest-earning Assets
Mortgage loans	$(12,902)	$(23,855)	$1,698	$(35,059)	$(17,044)	$(11,728)	$956	$(27,816)
Consumer loans	(6,826)	(152)	23	(6,955)	(5,737)	3,034	(358)	(3,061)
Commercial business loans	1,254	(4,375)	(384)	(3,505)	(4,470)	(322)	76	(4,716)

Total loans receivable(1)(2)	(18,474)	(28,382)	1,337	(45,519)	(27,251)	(9,016)	674	(35,593)
Investment securities(3)	(2,165)	4,519	(526)	1,828	2,929	(858)	(151)	1,920
Interest-bearing deposits	(346)	2,431	(1,574)	511	(2,400)	2,078	(1,846)	(2,168)
Federal Home Loan Bank stock	—	—	—	—	(572)	72	(72)	(572)

Total net change in income on interest-earning assets	(20,985)	(21,432)	(763)	(43,180)	(27,294)	(7,724)	(1,395)	(36,413)
Interest-bearing Liabilities
Demand deposits	(3,731)	(775)	308	(4,198)	(10,935)	(1,705)	882	(11,758)
Regular passbook savings	(233)	60	(16)	(189)	(63)	32	(2)	(33)
Certificates of deposit	(15,147)	14,638	(2,621)	(3,130)	(16,002)	(735)	116	(16,621)

Total deposits	(19,111)	13,923	(2,329)	(7,517)	(27,000)	(2,408)	996	(28,412)
Other borrowed funds	16,315	(8,561)	(3,439)	4,315	(7,804)	4,875	(857)	(3,786)

Total net change in expense on interest-bearing liabilities	(2,796)	5,362	(5,768)	(3,202)	(34,804)	2,467	139	(32,198)

Net change in net interest income	$(18,189)	$(26,794)	$5,005	$(39,978)	$7,510	$(10,191)	$(1,534)	$(4,215)

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Financial Condition

General.  Total assets of the Corporation decreased $855.8 million, or 16.2%, from $5.27 billion at March 31, 2009 to $4.42 billion at March 31, 2010. This decrease was primarily attributable to a decrease in loans receivable as well as a decrease in investment securities.

Investment Securities.  Investment securities (both available-for-sale and held-to-maturity) decreased $68.8 million during the year due to principal repayments, sales and fair value adjustments of $614.3 million and other-than-temporary impairments of $1.1 million due to credit losses that are recognized in earnings partially offset by purchases of $497.7 million and the securitization of mortgage loans to agency mortgage-backed securities of $48.9 million. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, the Corporation may experience credit losses that need to be recognized in earnings as an other-than-temporary impairment.

Loans Receivable.  Total net loans decreased $809.3 million during fiscal 2010 from $4.06 billion at March 31, 2009 to $3.25 billion at March 31, 2010. The activity included (i) originations of $1.52 billion, (ii) sales of $1.13 billion and (iii) principal repayments and other reductions of $1.20 billion.

During 2010, the Corporation originated $631.1 million of loans for investment, as compared to $780.0 million and $1.19 billion during fiscal 2009 and 2008, respectively. Of the $631.1 million of loans originated for investment in fiscal 2010, $184.4 million or 29.2% was comprised of single-family residential loans, $134.0 million or 21.2% was comprised of multi-family residential and commercial real estate loans, $81.8 million or 13.0% was comprised of construction and land loans, $212.5 million or 33.7% was comprised of consumer loans and $18.5 million or 2.9% was comprised of commercial business loans. During the year ended March 31, 2010, the Corporation securitized $48.9 million of mortgage loans to agency mortgage-backed securities which were sold at a gain of $1.8 million. Single-family residential loans held by the Corporation for investment amounted to $765.3 million and $843.5 million at March 31, 2010 and 2009, respectively, which represented approximately 22.3% and 20.5% of gross loans held for investment in 2010 and 2009, respectively. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, decreased $595.1 million or 18.2% from March 31, 2009 to March 31, 2010 and represented approximately 77.7% and 79.5% of gross loans held for investment at March 31, 2010 and 2009, respectively.

Single-family residential loans originated for sale amounted to $1.16 billion in fiscal 2010, as compared to $1.01 billion and $530.3 million in fiscal 2009 and fiscal 2008, respectively. This increase was primarily attributable to the decreasing interest rate environment in fiscal 2010. At March 31, 2010, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $19.5 million, as compared to $162.0 million at March 31, 2009. Loans held for sale are recorded at the lower of cost or market.

Non-Performing Assets.  The composition of non-performing loans is summarized as follows for the dates indicated:

	March 31, 2010			March 31, 2009
			Percent of Total			Percent of Total
	Non-Performing	%	Loans	Non-Performing	%	Loans
			(Dollars in thousands)

Single-family residential	$52,765	14.3%	1.54%	$31,868	14.0%	0.78%
Multi-family residential	60,485	16.4%	1.76%	50,090	22.0%	1.22%
Commercial real estate	131,730	35.7%	3.83%	56,972	25.0%	1.39%
Construction and land	97,240	26.3%	2.83%	70,536	31.0%	1.72%
Consumer	5,154	1.4%	0.15%	3,525	1.5%	0.09%
Commercial business	21,698	5.9%	0.63%	14,823	6.5%	0.36%

Total Non-Performing Loans	$369,072	100.0%	10.74%	$227,814	100.0%	5.54%

The following is a summary of non-performing loan activity for the year ended March 31, 2010 (in thousands):

	Non-Performing						Non-Performing	Remaining
	Loan Balance		Moved to	Moved to			Loan Balance	Balance of	ALLL
Loan Category	April 1, 2009	Additions	Accrual	OREO	Pay Down	Charge Off	March 31, 2010	Loans	Allocated

Single-family residential	$31,868	$66,359	$(26,435)	$(6,529)	$(9,568)	$(2,930)	$52,765	$712,547	$20,960
Multi-family residential	50,090	79,486	(42,897)	(4,036)	(14,525)	(7,633)	60,485	554,445	26,471
Commercial real estate	56,972	212,019	(88,803)	(11,556)	(20,479)	(16,423)	131,730	711,175	75,379
Construction and land	70,536	152,402	(75,119)	(13,767)	(17,085)	(19,727)	97,240	242,576	23,908
Consumer	3,525	1,629	—	—	—	—	5,154	704,106	2,650
Commercial business	14,823	41,501	(20,721)	(660)	(6,185)	(7,060)	21,698	142,631	30,276

Total	$227,814	$553,396	$(253,975)	$(36,548)	$(67,842)	$(53,773)	$369,072	$3,067,480	$179,644

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $141.3 million during the year ended March 31, 2010. Non-performing assets increased $144.1 million to $424.5 million at March 31, 2010 from $280.4 million at March 31, 2009 and increased as a percentage of total assets to 9.61% from 5.32% at such dates, respectively. The increase in non-performing loans at March 31, 2010 was the result of an increase of $74.8 million in non-performing commercial real estate loans, $26.7 million in non-performing construction and land loans, $20.9 million in non-performing single-family residential loans, $10.4 million in non-performing multi-family loans, $6.9 million in non-performing commercial business loans and $1.6 million in non-performing consumer loans.

The composition of non-performing assets is summarized as follows for the dates indicated:

	At March 31,	At March 31,
	2010	2009
	(Dollars in thousands)

Total non-accrual loans	$324,494	$166,354
Troubled debt restructurings — non-accrual(2)	44,578	61,460
Other real estate owned (OREO)	55,436	52,563

Total non-performing assets	$424,508	$280,377

Total non-performing loans to total loans(1)	10.74%	5.54%
Total non-performing assets to total assets	9.61	5.32
Allowance for loan losses to total loans(1)	5.23	3.34
Allowance for loan losses to total non-performing loans	48.67	60.21
Allowance for loan and foreclosure losses to total non-performing assets	46.16	52.08

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date.

The following is a summary of non-performing asset activity for the year ended March 31, 2010 (in thousands):

		Past Due
		90 Days
		and Still	Total Non-	Other Real	Total Non-
		Accruing	Performing	Estate Owned	Performing
	Non-Accrual	Interest	Loans	(OREO)	Assets

Balance at April 1, 2009	$227,814	$—	$227,814	$52,563	$280,377
Increase in fair market value	—	—	—	—	—
Additions	553,396	—	553,396	61,090	614,486
Transfers:					—
Past due to nonaccrual	—	—	—	—	—
Nonaccrual to OREO	(36,548)	—	(36,548)	—	(36,548)
Returned to accrual status	(253,975)	—	(253,975)	—	(253,975)
Sales	—	—	—	(38,441)	(38,441)
Charge-offs/Loss	(53,773)	—	(53,773)	(19,776)	(73,549)
Payments	(67,842)	—	(67,842)	—	(67,842)

Balance at March 31, 2010	$369,072	$—	$369,072	$55,436	$424,508

Loans modified in a troubled debt restructuring due to rate or term concessions that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The decrease in loans considered troubled debt restructurings of $16.9 million to $44.6 million at March 31, 2010 from $61.5 million at March 31, 2009 is a result of continued efforts by the Corporation to work with their borrowers experiencing financial difficulties. As time passes and borrowers continue to perform in accordance with the restructured loan terms, we expect a portion of this balance to be returned to accrual status.

Beginning late in the first quarter of fiscal 2010, management began significant efforts in the credit risk area to obtain a thorough understanding of the risk within the loan portfolio and to take action to eliminate or limit any further material adverse consequences. These efforts include the following:

1. Realigning the corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated:

•	Appointment of a Chief Credit Risk Officer responsible for overseeing all aspects of corporate risk.

•	Creation of a Special Assets Group to properly assess potential collateral shortfall exposure and to develop workout plans.

•	Development of a risk management framework.

2. Creation and implementation of a new loan risk rating system using qualitative metrics to identify loans with potential risk so they could be properly classified and monitored.

3. Implementation of a new enhanced impairment analysis to evaluate all classified loans.

4. Introduction of a new Allowance for Loan and Lease Policy that improves the timeliness of specific reserves taken for the allowance for loan and lease calculation.

5. Analysis of the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value.

6. Establishment of an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology.

7. Beginning of proactive monitoring of matured and delinquent loans.

8. Proactive review of the performing (non-impaired) portfolio for performance issues.

9. Development of resolution plan on all classified assets.

10. Introduction of a portfolio management team.

As a result of these continued efforts, management has a clearer understanding of the non-performing loans and related probable and inherent losses within the loan portfolio. While no assurances can be given as to whether significant increases in the level of non-performing loans and the ALLL through additional provisions for loan losses will be required in the future, we believe the magnitude of the initial increase in non-performing loans and in the level of non-performing loans and the provisions that were taken in fiscal 2010 and 2009 are a result of our efforts described above and are not indicative of a trend for the future.

Loan Delinquencies.  The following table sets forth information relating to delinquent loans of the Bank and their relation to the Bank’s total loans held for investment at the dates indicated (in thousands).

	March 31,
	2010		2009		2008
		% of		% of		% of
		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans

30 to 59 days	$53,105	1.54%	$64,862	1.58%	$66,617	1.52%
60 to 89 days	53,864	1.56	29,858	0.73	12,928	0.29
90 days and over	217,393	6.31	146,151	3.56	101,241	2.31

Total	$324,362	9.42%	$240,871	5.86%	$180,786	4.12%

The interest income that would have been recorded during fiscal 2010 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $13.0 million. The amount of interest income attributable to these loans and included in interest income during fiscal 2010 was $5.9 million.

Allowances for Loan and Lease Losses.  Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that repayment of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors noted earlier.

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

The allowance consists of specific and general components. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 450-20 “Loss Contingencies.” The general allowance covers non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to ASC 450-20 and other related regulatory guidance. Loans graded substandard and below are individually examined closely to determine the appropriate loan loss reserve.

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of year	$137,165	$38,285	$20,517	$15,570	$26,444
Purchase of S&C Bank	—	—	2,795	—	—
Charge-offs:
Single-family residential	(5,505)	(11,226)	(670)	(192)	(23)
Multi-family residential	(12,729)	(10,093)	(700)	(256)	—
Commercial real estate	(32,580)	(33,315)	(3,551)	(704)	(1,193)
Construction and land	(44,107)	(24,978)	—	(78)	—
Consumer	(4,322)	(2,310)	(862)	(416)	(584)
Commercial business	(23,040)	(27,002)	(2,130)	(5,571)	(13,275)

Total charge-offs	(122,283)	(108,924)	(7,913)	(7,217)	(15,075)

Recoveries:
Single-family residential	580	118	—	3	—
Multi-family residential	—	6	65	5	—
Commercial real estate	632	941	28	35	155
Construction and land	119	141	—	—	—
Consumer	46	73	48	62	81
Commercial business	1,459	806	194	804	65

Total recoveries	2,836	2,085	335	909	301

Net charge-offs	(119,447)	(106,839)	(7,578)	(6,308)	(14,774)

Provision	161,926	205,719	22,551	11,255	3,900

Allowance at end of year	$179,644	$137,165	$38,285	$20,517	$15,570

Net charge-offs to average loans held for sale and for investment	(3.30)%	(2.60)%	(0.18)%	(0.17)%	(0.42)%

Total loan charge-offs were $122.3 million and $108.9 million for the fiscal years ending March 31, 2010 and 2009, respectively. Total loan charge-offs for the years ended March 31, 2010 and 2009 increased $13.4 million and $101.0 million respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2010 was largely due to an increase of $19.1 million in construction and land loan charge-offs, a $2.6 million increase in multi-family residential loan charge-offs and a $2.0 million increase in consumer loan charge-offs, which was offset in part by a $5.7 million decrease in single-family residential loan charge-offs, a $4.0 million decrease in commercial business charge-offs and a $735,000 decrease in commercial real estate charge-offs. The increase in charge-offs for fiscal 2009 was largely due to an increase of $29.8 million in commercial real estate loan charge-offs, a $25.0 million increase in construction and land loan charge-offs, a $24.9 million increase in commercial business loan charge-offs, an $10.6 million increase in single-family residential loan charge-offs, a $9.4 million increase in multi-family residential loan charge-offs and a $1.4 million increase in consumer loan charge-offs. Recoveries increased

$751,000 during the fiscal year ended March 31, 2010. Recoveries increased $1.8 million from $335,000 in fiscal 2008 to $2.1 million in fiscal 2009.

The provision for loan losses decreased $43.8 million to $161.9 million for the fiscal year ending March 31, 2010 compared to $205.7 million for the year ended March 31, 2009. The decrease in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the increase in non-accrual loans to total loans to 10.83% at March 31, 2010 from 5.54% at March 31, 2009 as well as an increase in total non-performing assets to 9.69% at March 31, 2010 from 5.32% at March 31, 2009 to be factors that warranted the provision for loan losses.

The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	As of March 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2010	Loans	2009	Loans	2008	Loans	2007	Loans	2006	Loans
	(Dollars in thousands)

Allowance allocation:
Single-family residential	$20,960	22.27%	$11,154	20.52%	$5,175	20.35%	$1,515	20.76%	$551	20.51%
Multi-family residential	26,471	17.89	19,202	16.12	2,736	15.82	1,563	16.11	699	16.35
Commercial real estate	75,379	24.53	50,218	24.84	13,493	24.79	9,214	25.10	4,924	25.43
Construction and land	23,908	9.89	30,526	13.00	7,522	16.15	1,447	16.61	988	16.11
Consumer	2,650	20.64	3,703	19.71	1,468	16.57	1,429	15.64	1,410	16.25
Commercial business	30,276	4.78	22,362	5.81	7,891	6.32	5,349	5.78	6,998	5.35

Total allowance for loan losses	$179,644	100.00%	$137,165	100.00%	$38,285	100.00%	$20,517	100.00%	$15,570	100.00%

Allowance category as a percent of total allowance:
Single-family residential	11.67%		8.13%		13.52%		7.38%		3.54%
Multi-family residential	14.74		14.00		7.15		7.62		4.49
Commercial real estate	41.96		36.61		35.24		44.91		31.62
Construction and land	13.31		22.25		19.65		7.05		6.35
Consumer	1.48		2.70		3.83		6.96		9.06
Commercial business	16.86		16.31		20.61		26.08		44.94

Total allowance for loan losses	100.00%		100.00%		100.00%		100.00%		100.00%

Management increased the allowance for the single-family residential loan portfolio due to analysis of individual spec builders which indicate potential losses due to the slow down of residential real estate transactions. Of the $21.0 million allocated to single-family residential, $9.8 million relates to specific credits. The allowance allocation for the commercial real estate loan portfolio increased primarily due to the analysis of individual credits which required allocation of additional reserves for probable loss as well as the increase in non-performing loans. Approximately 53% of the allowance allocated to commercial real estate and construction and land categories are related to specific loans. Of the $30.3 million allocated to commercial business, $12.6 million is related to specific loans. Overall, of the Corporation’s $179.6 million allowance for loan losses, $60.6 million is related to specific loans.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the March 31, 2010 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

Foreclosed Properties and Reposessed Assets.  Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $2.9 million during the year ended March 31, 2010. Individual Properties included in OREO at March 31, 2010 with a recorded balance in excess of $1 million are listed below:

				Most
			Date	Recent
		Recorded	Placed in	Appraisal
Description	Location	Balance	OREO	Date
		(In millions)

Construction company/equipment	Southern Wisconsin	$2.9	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	11.1	12/31/2008	11/1/2008
Condo units/single family residence	Northeast Wisconsin	1.3	12/30/2009	3/1/2009
Commercial building/vacant land	Northeast Wisconsin	1.4	12/29/2009	9/1/2009
Partially constructed condominium project	Central Wisconsin	13.0	3/31/2009	1/1/2006
Property secured by CBRF	Northeast Wisconsin	4.2	12/31/2008	3/1/2009
Several single family properties	Minnesota	4.1	9/16/2008	11/1/2009
Commercial/various properties	Central Wisconsin	2.9	11/3/2009	4/1/2009
Commercial building	Central Wisconsin	1.0	8/31/2009	2/26/2009
Several duplexes and single family properties	Central Wisconsin	1.4	3/29/2010	8/1/2009
Vacant commercial building	Northwest Wisconsin	1.2	3/30/2010	1/9/2010
Retail/office building	Central Wisconsin	3.4	1/22/2010	5/6/2009
Condo units with additional land	Central Wisconsin	5.9	3/31/2010	8/1/2008
Other properties individually less than $1 million		18.2
Valuation allowance on OREO		(16.6)

		$55.4

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

Accrued Interest and Other Assets.  Accrued interest and other assets decreased $23.3 million to $83.7 million at March 31, 2010 from $107.0 million at March 31, 2009. The decrease was mainly due to a decrease in income taxes receivable of $13.4 million.

Deposits and Accrued Interest.  Deposits and accrued interest decreased $371.1 million during fiscal 2010 to $3.55 billion, of which $418.3 million was due to decreases in certificates of deposit and $25.8 million was due to decreases in money market accounts. These decreases were partially offset by an increase of $54.0 million in checking accounts and a $25.3 million increase in passbook accounts. The increases were due to promotions and related growth of deposit households as interest rates begin to edge upward in fiscal 2010. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to

$173.5 million at March 31, 2010, as compared to $457.3 million at March 31, 2009. The weighted average cost of deposits decreased to 2.31% in fiscal 2010 compared to 2.73% in fiscal 2009.

Borrowings.  FHLB advances decreased $273.9 million during fiscal 2010. At March 31, 2010, advances totaled $613.4 million and had a weighted average interest rate of 3.08% compared to advances of $887.3 million with a weighted average interest rate of 3.41% at March 31, 2009. Other loans payable decreased $8.3 million from the prior fiscal year. Other loans payable consist of borrowings of the Corporation of $116.3 million, which was primarily for the purpose of the Corporation’s stock repurchase program. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8.

Stockholders’ Equity.  Stockholders’ equity at March 31, 2010 was $30.1 million, or 0.68% of total assets, compared to $211.4 million, or 4.01% of total assets at March 31, 2009. Stockholders’ equity decreased during the year as a result of (i) comprehensive loss of $176.1 million, which includes net loss of $177.1 million and an increase in net unrealized gains on available-for-sale securities and non-credit OTTI charges included as a part of accumulated other comprehensive income of $1.0 million and (ii) the dividend accrued on preferred stock of $5.5 million. These decreases were partially offset by (i) the purchase of stock by retirement plans of $372,000.

Liquidity and Capital Resources

On a parent-only basis at March 31, 2010, the Corporation’s commitments and debt service requirements consisted primarily of $116.3 million payable to U.S. Bank pursuant to a $116.3 million line of credit. The weighted average rate on the line of credit was 12.00% at March 31, 2010 and the line of credit matures in May 2011. Corporation loans to IDI and other non-bank subsidiaries amounted to $4.6 million at March 31, 2010.

The Corporation’s principal sources of funds for it to meet its parent-only obligations are dividends from the Bank, which are subject to regulatory limitations, and borrowings from public and private sources. During fiscal 2010, the Bank made no dividend payments to the Corporation, and at March 31, 2010 the Bank had nothing available for dividends that could be paid to the Corporation without the prior approval of the OTS.

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

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2010, the Bank had $173.5 million of brokered deposits. In June, 2009, the Bank consented to the issuance of a Cease and Desist Agreement with the OTS which will limit the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS. See Note 2 to the Consolidated Financial Statements included in Item 8.

In fiscal 2010, consolidated operating activities resulted in a net cash outflow of $387.8 million. Operating cash flows for fiscal 2010 included loss of $177.1 million and $385.2 million of net payments from the origination and sale of mortgage loans held for sale.

Consolidated investing activities in fiscal 2010 resulted in a net cash inflow of $1.12 billion. Primary investing activities resulting in cash inflows were net decrease in loans held for investment of $942.7 million, proceeds of sales and maturities of investment securities of $519.0 million and $104.3 million of principal repayments received on securities. The most significant cash outflows from investing activities were $497.7 million for the purchase of securities.

Consolidated financing activities resulted in a net cash outflow of $654.3 million in fiscal 2010, including a net decrease in deposits of $365.6 million and a net decrease in borrowings of $288.7 million.

Credit Agreement

Effective April 29, 2010 we entered into Amendment No. 6 , or the “Amendment,” to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,”, among Anchor BanCorp, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of (1) the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116,300,000 or (b) May 31, 2011. Amounts repaid by the Company may not be reborrowed and U.S. Bank National Association is under no obligation to make additional loans to the Corporation.

These borrowings are shown in the Company’s financial statements as “other borrowings.” For additional information about the Credit Agreement, see Part II, Item 1A — Risk Factors — Risks Related to Our Credit Agreement.

Contractual Obligations and Commitments

At March 31, 2010, on a consolidated basis the Corporation had outstanding commitments to originate $20.8 million of loans and commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $247.8 million. See Note 16 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2010 amounted to $1.92 billion. Scheduled maturities of borrowings during the same period totaled $181.5 million for the Bank and $122.7 million for the Corporation. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2010:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations	$796,153	$304,174	$300,979	$5,000	$186,000
Operating lease obligations	25,059	2,291	4,300	3,972	14,496

Total contractual obligations	$821,212	$306,465	$305,279	$8,972	$200,496

At March 31, 2010, the Bank’s capital was below all capital requirements of the OTS as mandated by federal laws and regulations. See Note 12 to the Consolidated Financial Statements included in Item 8.

Regulatory Agreements

On June 26, 2009, Anchor Bancorp Wisconsin Inc. (the “Company”) and its wholly-owned subsidiary, Anchor Bank (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).

The Company Order requires that the Company notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iiv) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. By July 31, 2009, the Company’s board was required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Company is required to provide the OTS its Variance Analysis Report for that quarter.

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

The Orders also require that, no later than September 30, 2009, the Bank was to meet and maintain both a core capital ratio equal to or greater than 7 percent and a total risk-based capital ratio equal to or greater than 11 percent. Further, no later than December 31, 2009, the Bank was to meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank must also submit to the OTS, within prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

At September 30, 2009, December 31, 2009 and March 31, 2010, the Bank had a core capital ratio of 4.12 percent, 4.12 percent and 3.73 percent, respectively, and a total risk-based capital ratio of 7.37 percent, 7.59 percent and 7.32 percent, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

The Company is working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders. No agreements have been reached with respect to any possible capital infusion transaction. Because by September 30, 2009 or December 31, 2009, respectively, the Bank did not meet the required capital ratios set forth above, either through the completion of a successful capital raise or otherwise, the OTS may take additional significant regulatory action against the Bank and Company which could, among other things, materially adversely affect the Company’s shareholders.

The OTS may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist (the “Stipulations”) set forth in this section is qualified in its entirety by reference to the Orders and Stipulations, copies of which are attached as Exhibits 10.25, 10.26, 10.27, and 10.28 to the Annual Report on Form 10-K for the year ended March 31, 2009.

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

The Corporation’s cumulative net gap position at March 31, 2010 for one year or less was a positive 4.58% of total assets, which was within the Corporation’s policy. The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. Competitive pressures for deposits have made time deposits sensitive to interest rates and may also affect transaction accounts, in particular, passbooks and money market accounts in the future.

The Corporation utilizes certain prepayment assumptions and decay rates from various sources such as the OTS and as determined by management. The following table summarizes the Corporation’s interest rate sensitivity gap position at March 31, 2010.

	Interest Rate Sensitivity for the Periods Ended
								Fair Value
	03/31/11	03/31/12	03/31/13	03/31/14	03/31/15	Thereafter	Total(4)	03/31/10
	(Dollars In thousands)

Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$432,024	$136,846	$107,383	$87,570	$73,228	$395,833	1,122,786	$1,141,068
Average interest rate	6.07%	6.11%	6.15%	6.19%	6.21%	6.19%	6.14%
Mortgage loans — Variable(1)(2)	1,274,115	79,042	32,034	13,365	7,334	20,489	1,299,001	1,305,686
Average interest rate	5.15%	5.94%	5.86%	5.75%	5.74%	5.67%	5.19%
Consumer loans(1)	256,452	67,931	45,762	34,646	28,704	278,205	648,144	658,534
Average interest rate	5.88%	6.41%	6.07%	5.82%	5.70%	5.43%	5.74%
Commercial business loans(1)	147,931	19,655	9,276	4,476	2,598	5,421	172,447	173,614
Average interest rate	5.78%	5.80%	5.63%	5.31%	4.89%	4.84%	5.72%
Investment securities(3)	791,162	75,757	32,958	16,227	8,715	16,004	940,823	940,946
Average interest rate	1.43%	3.55%	3.20%	2.63%	1.77%	1.07%	1.68%
Total rate sensitive loans(4)	2,110,522	303,474	194,455	140,057	111,864	699,948	3,242,378	3,278,903
Total rate sensitive assets	2,901,684	379,231	227,413	156,284	120,579	715,952	4,183,201	4,219,849
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	358,916	188,213	122,254	81,611	55,745	145,609	952,348	920,186
Average interest rate	0.53%	0.50%	0.48%	0.46%	0.44%	0.41%	0.49%
Time deposits(5)	1,917,199	349,110	43,945	29,477	9,334	0	2,349,065	2,348,769
Average interest rate	2.60%	2.80%	3.90%	4.07%	2.95%	0.00%	2.67%
Borrowings	423,478	177,168	72,126	23,085	23,165	77,131	796,153	783,326
Average interest rate	4.74%	2.27%	3.01%	3.14%	3.15%	3.12%	3.78%
Total rate sensitive liabilities	2,699,593	714,491	238,325	134,173	88,244	222,740	4,097,566	4,052,281
Interest sensitivity gap	$202,091	$(335,260)	$(10,912)	$22,111	$32,335	$493,212	$85,635

Cumulative interest sensitivity gap	$202,091	$(133,169)	$(144,081)	$(121,970)	$(89,635)	$403,577

Cumulative interest sensitivity gap as a percent of total assets	4.58%	−3.02%	−3.26%	−2.76%	−2.03%	9.14%

(1)	Loan Balances for the periods are shown before reductions for reserves of $298.4 million, loans held for sale of $19.5 million and deferred fees of $12.8 million.

(2)	Includes $19.5 million of loans held for sale spread throughout the periods.

(3)	Includes $416.2 million of securities available for sale spread throughout the periods.

(4)	Loan Total and Fair Value amounts are shown net of respective amounts of $330.7 million and $289.8 million in deferred fees and loss reserves.

(5)	Does not include $244.3 million of demand accounts because they are non-interest-bearing. Also excludes accrued interest payable of $8.9 million less intercompany items of $-1.9 million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources including the OTS.

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

	200 Basis Point	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Increase	Rate Increase	Rate Decrease	Rate Decrease

March 31, 2010	13.49%	7.07%	(4.16)%	(10.75)%
March 31, 2009	6.45%	3.25%	(4.71)%	(10.32)%

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Balance Sheets

		March 31,
	March 31,	2009
	2010	(As Restated)
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$42,411	$59,654
Interest-bearing deposits	469,751	374,172

Cash and cash equivalents	512,162	433,826
Investment securities available for sale	416,203	484,985
Investment securities held to maturity (fair value of $40 and $50, respectively)	39	50
Loans, less allowance for loan losses of $179,644 at March 31, 2010 and $137,165 at March 31, 2009:
Held for sale	19,484	161,964
Held for investment	3,229,580	3,896,439
Foreclosed properties and repossessed assets, net	55,436	52,563
Real estate held for development and sale	1,304	16,120
Office properties and equipment	43,558	48,123
Federal Home Loan Bank stock — at cost	54,829	54,829
Deferred tax asset, net of valuation allowance	—	16,202
Accrued interest and other assets	83,670	107,009

Total assets	$4,416,265	$5,272,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$285,374	$274,392
Interest bearing deposits and accrued interest	3,267,388	3,649,435

Total deposits and accrued interest	3,552,762	3,923,827
Other borrowed funds	796,153	1,078,392
Other liabilities	37,237	58,115

Total liabilities	4,386,152	5,060,334

Commitments and contingent liabilities (Note 16)
Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	81,596	74,185
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,685,925 and 21,569,785 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,133	109,327
Retained earnings (deficit)	(61,249)	131,878
Accumulated other comprehensive income related to AFS securities	507	10
Accumulated other comprehensive loss related to OTTI non credit issues	(5,906)	(6,347)

Total accumulated other comprehensive loss	(5,399)	(6,337)
Treasury stock (3,677,414 and 3,793,554 shares, respectively), at cost	(90,975)	(94,744)
Deferred compensation obligation	(5,529)	(5,480)

Total Anchor BanCorp stockholders’ equity	30,113	211,365

Non-controlling interest in real estate partnerships	—	411

Total liabilities and stockholders’ equity	$4,416,265	$5,272,110

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,
		2009
	2010	(As Restated)	2008
	(In thousands, except per share data)

Interest income:
Loans	$195,594	$241,113	$276,706
Investment securities and Federal Home Loan Bank stock	20,443	18,615	17,267
Interest-bearing deposits	1,045	534	2,702

Total interest income	217,082	260,262	296,675
Interest expense:
Deposits	87,340	94,857	123,269
Other borrowed funds	44,931	40,615	44,401

Total interest expense	132,271	135,472	167,670

Net interest income	84,811	124,790	129,005
Provision for loan losses	161,926	205,719	22,551

Net interest income (loss) after provision for loan losses	(77,115)	(80,929)	106,454
Non-interest income:
Total other than temporary losses	(2,337)	(7,152)	—
Portion of loss recognized in other comprehensive income	2,100	6,347	—
Reclassification from other comprehensive income	(847)	—	—

Net impairment losses recognized in earnings	(1,084)	(805)	—
Real estate investment partnership revenue	—	2,130	8,399
Loan servicing income	2,570	2,957	5,031
Credit enhancement income	1,259	1,784	1,705
Service charges on deposits	15,433	15,487	13,039
Investment and insurance commissions	3,451	3,933	3,961
Net gain on sale of loans	18,584	10,681	6,144
Net gain (loss) on sale of investment securities	11,095	(3,298)	514
Other revenue from real estate partnership operations	1,684	8,194	7,664
Other	3,761	4,884	4,689

Total non-interest income	56,753	45,947	51,146
Non-interest expense:
Compensation	53,042	56,472	47,118
Real estate investment partnership cost of sales	—	1,736	8,489
Occupancy	10,256	10,370	8,755
Federal deposit insurance premiums	18,630	3,907	384
Furniture and equipment	7,950	8,431	6,629
Data processing	7,178	7,327	6,274
Marketing	2,282	3,026	4,047
Other expenses from real estate partnership operations	4,959	9,506	10,172
Real estate partnership impairment	—	17,631	—
REO operations — net expense	22,301	13,515	1,588
Mortgage servicing rights impairment (recovery)	(1,905)	2,407	(709)
Foreclosure cost advance impairment	4,677	—	—
Goodwill impairment	—	72,181	—
Other	28,830	19,422	14,473

Total non-interest expense	158,200	225,931	107,220

Income (loss) before income tax expense (benefit)	(178,562)	(260,913)	50,380
Income tax expense (benefit)	(1,500)	(30,098)	19,650

Net income (loss)	$(177,062)	$(230,815)	$30,730
Income attributable to non-controlling interest in real estate partnerships	—	(148)	(402)
Preferred stock dividends and discount accretion	(12,911)	(2,172)	—

Net income (loss) available to common equity of Anchor BanCorp	$(189,973)	$(232,839)	$31,132

Earnings (loss) per common share:
Basic	$(8.97)	$(11.05)	$1.48
Diluted	(8.97)	(11.05)	1.48
Dividends declared per common share	—	0.29	0.71

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

								Accumulated
								Other
	Non-			Additional			Deferred	Comprehensive
	Controlling	Preferred	Common	Paid-in	Retained	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	Earnings	Stock	Obligation	(Loss)	Total
	(Dollars in thousands except per share data)

Balance at April 1, 2007	$7,486	$—	$2,536	$72,122	$359,570	$(91,751)	$(5,069)	$(542)	$344,352
Comprehensive income:
Net income	—	—	—	—	31,132	—	—	—	31,132
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $1.6 million	—	—	—	—	—	—	—	2,406	2,406

Comprehensive income									$33,538

Change in non-controlling interest	(1,405)	—	—	—	—	—	—	—	(1,405)
Purchase of treasury stock	—	—	—	—	—	(12,556)	—	—	(12,556)
Exercise of stock options	—	—	—	—	(906)	1,744	—	—	838
Issuance of treasury stock	—	—	—	—	(303)	1,633	(178)	—	1,152
Cash dividend ($0.71 per share)	—	—	—	—	(14,900)	—	—	—	(14,900)
Tax benefit from stock related compensation	—	—	—	178	—	—	—	—	178

Balance at March 31, 2008	$6,081	$—	$2,536	$72,300	$374,593	$(100,930)	$(5,247)	$1,864	$351,197

Comprehensive income (loss):
Net loss (As restated)	—	—	—	—	(230,667)	—	—	—	(230,667)
Non-credit portion of other-than- temporary impairments:
Held-to-maturity securities, net of tax	—	—	—	—	—	—	—	—	—
Available-for-sale securities, net of tax of ($0.5) million	—	—	—	—	—	—	—	(5,856)	(5,856)
Change in net unrealized gains (losses) on available-for-sale securities net of tax of ($0.2) million	—	—	—	—	—	—	—	(2,345)	(2,345)

Comprehensive loss									$(238,868)

Change in non-controlling interest	(5,670)	—	—	—	—	—	—	—	(5,670)
Issuance of preferred stock	—	72,938	—	—	—	—	—	—	72,938
Issuance of stock warrant	—	—	—	37,062	—	—	—	—	37,062
Dividend on preferred stock	—	—	—	—	(925)	—	—	—	(925)
Exercise of stock options	—	—	—	—	(1,102)	2,587	—	—	1,485
Issuance of treasury stock	—	—	—	—	(2,673)	3,599	(233)	—	693
Accretion of preferred stock discount	—	1,247	—	—	(1,247)	—	—	—	—
Cash dividend ($0.29 per share)	—	—	—	—	(6,101)	—	—	—	(6,101)
Tax benefit from stock related compensation	—	—	—	(35)	—	—	—	—	(35)

Balance at March 31, 2009 (As restated)	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity — (Continued)

								Accumulated
								Other
	Non-			Additional	Retained		Deferred	Comprehensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
	(Dollars in thousands except per share data)

Balance at April 1, 2009 (As restated)	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776
Comprehensive income (loss):
Net loss	—	—	—	—	(177,062)	—	—	—	(177,062)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(2,100)	(2,100)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(11,095)	(11,095)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	847	847
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	13,286	13,286

Comprehensive income (loss)									$(176,124)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(5,500)	—	—	—	(5,500)
Issuance of treasury stock	—	—	—	(194)	(3,154)	3,769	(49)	—	372
Accretion of preferred stock discount	—	7,411	—	—	(7,411)	—	—	—	—

Balance at March 31, 2010	$—	$81,596	$2,536	$109,133	$(61,249)	$(90,975)	$(5,529)	$(5,399)	$30,113

See accompanying Notes to Consolidated Financial Statements

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
		2009
	2010	(As Restated)	2008
	(In thousands)

Operating Activities
Net (loss) income	$(177,062)	$(230,667)	$31,132
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan losses	161,926	205,719	22,551
Provision for OREO losses	19,775	10,387	—
Provision for depreciation and amortization	4,951	5,400	4,333
Amortization and accretion of investment securities, net	2,980	(245)	(1,726)
Goodwill impairment	—	72,181	—
Real estate held for development and sale impairment	—	17,631	—
Mortgage servicing rights impairment (recovery)	(1,905)	2,407	(709)
Foreclosure cost advance impairment	4,677	—	—
Decrease in non-controlling interest in real estate partnerships	(411)	(5,670)	(1,405)
Cash paid due to origination of loans-held-for-sale	(1,518,569)	(1,809,627)	(660,841)
Cash received due to sale of loans-held-for-sale	1,133,344	888,036	662,499
Net gain on sales of loans	(18,584)	(10,681)	(6,144)
Net loss (gain) on investments and mortgage-related securities	(11,095)	3,298	(514)
Gain on sale of foreclosed properties	(632)	—	—
Net loss on impairment of securities-available-for-sale	1,084	805	—
Deferred income taxes	16,202	(12,442)	(5,598)
Stock-based compensation expense	372	693	1,152
Decrease (increase) in accrued interest receivable	5,217	4,546	(3,798)
(Increase) decrease prepaid expense and other assets	15,350	(37,050)	(4,916)
Decrease in accrued interest payable on deposits	(5,473)	(7,076)	(4,608)
Increase (decrease) in other liabilities	(19,954)	5,585	933

Net cash provided (used) by operating activities	(387,807)	(896,770)	32,341
Investing Activities
Proceeds from sales of securities	468,020	22,170	40,110
Proceeds from maturities of securities	50,936	79,981	324,580
Purchase of securities	(497,659)	(302,902)	(387,704)
Principal collected on securities	104,343	60,122	57,468
FHLB stock purchase	—	—	(13,468)
Net decrease (increase) in loans-held-for-investment	942,743	804,289	(78,007)
Purchases of office properties and equipment	(2,180)	(5,327)	(4,209)
Proceeds from sales of office properties and equipment	468	79	41
Proceeds from sale of foreclosed properties	39,073	21,660	6,639
Net cash paid to purchase S&C Bank	—	—	(91,182)
Sale of real estate held for development and sale	14,654	24,892	980

Net cash provided (used) by investing activities	1,120,398	704,964	(144,752)
Financing Activities
Net (decrease) increase in deposit accounts	(364,783)	390,310	(8,718)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(809)	599	(376)
Proceeds from borrowed funds	56,357	597,299	5,954,662
Repayment of borrowed funds	(345,020)	(725,668)	(5,671,012)
Proceeds from issuance of preferred stock and common stock warrant	—	110,000	—
Treasury stock purchased	—	—	(12,556)
Exercise of stock options	—	1,485	838
Tax adjustment from stock related compensation	—	(35)	178
Payments of cash dividends to stockholders	—	(6,101)	(14,900)

Net cash provided (used) by financing activities	(654,225)	367,889	248,116

Net increase in cash and cash equivalents	78,336	176,083	135,705
Cash and cash equivalents at beginning of year	433,826	257,743	122,038

Cash and cash equivalents at end of year	$512,162	$433,826	$257,743

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$133,327	$144,905	$163,186
Income taxes	(29,376)	9,155	23,695
Non-cash transactions:
Transfer of loans to foreclosed properties	59,601	76,363	7,496
Transfer of fixed asset to foreclosed properties	1,488	—	—
Securitization of mortgage loans held for sale to mortgage-backed securities	48,878	—	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Going Concern.  The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant operating losses in fiscal 2008, 2009 and 2010, significant levels of criticized assets and low levels of capital raise substantial doubt about the Corporation’s ability to continue as a going concern. See Note 12. Other than a valuation allowance for deferred tax assets, the Consolidated Financial Statements do not include any adjustment that might be necessary if the Corporation is unable to continue as a going concern. See Note 14.

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

Basis of Financial Statement Presentation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Corporation and its wholly owned subsidiaries, the Bank and IDI, and their wholly owned subsidiaries. The Bank has the following subsidiaries: Anchor Investment Corporation and ADPC Corporation. Significant intercompany accounts and transactions have been eliminated.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and the fair value of financial instruments.

We have evaluated all subsequent events through the date of this filing.

Cash and Cash Equivalents.  The Corporation considers interest-bearing deposits that have an original maturity of three months or less to be cash equivalents.

Investment Securities Held-to-Maturity and Available-For-Sale.  Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders’ equity.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the estimated remaining life of the assets.

Realized gains and losses are included in “Net gain (loss) on sale of investment securities” in the consolidated statements of income as a component of non-interest income. The cost of securities sold is based on the specific identification method. When the Corporation sells held-to-maturity securities, it is in accordance with ASC 320-10 as the securities are substantially mature.

Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost basis that are deemed to be other-than-temporary impairment losses are reflected as realized losses. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collected and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of income as an other-than-temporary impairment on securities and is an adjustment to the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

Loans Held for Sale.  Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

Mortgage Servicing Rights.  Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and is amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value.

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

Loans Held for Investment.  Loans are stated at the amount of the unpaid principal, reduced by unearned net loan fees and an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Specific allowance allocations are established for probable losses resulting from analysis developed through specific allocations on individual loans and are based on a regular analysis of impaired loans. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include non-accrual and restructured loans exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. The fair value of impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

Foreclosed Properties and Repossessed Assets.  Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

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

The assets and liabilities in real estate held for development and sale is summarized in the following table:

	March 31,
	2010	2009
	(In thousands)

Real estate held for development and sale	$1,304	$16,120
Cash and other assets of real estate investment subsidiaries	4,641	8,950

Total assets of real estate held for development and sale	5,945	25,070
Borrowings of subsidiaries	—	14,763
Other liabilities of subsidiaries	4,624	21,707

Total liabilities of real estate segment	4,624	36,470
Non-controlling interest in consolidated real estate partnerships	—	411

Net assets of real estate held for development and sale	$1,321	$(11,811)

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

Non-controlling interest in real estate partnerships represents the equity interests of development partners in the real estate investment partnerships. The development partners’ share of income is reflected as non-controlling interest in income of real estate partnership operations in non-interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the real estate investment segment are summarized in the following table:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)

Real estate investment partnership revenue	$—	$2,130	$8,399
Real estate investment partnership cost of sales	—	(1,736)	(8,489)
Other expenses from real estate partnership operations	(4,983)	(9,596)	(10,291)
Real estate partnership impairment	—	(17,631)	—
Net interest expense after provision for loan losses	(33)	(1,014)	(1,687)
Income attributable to non-controlling interest in real estate partnerships	—	148	402

Net loss of real estate investment subsidiaries investing in variable interest entities, before tax	(5,016)	(27,699)	(11,666)

Other revenue from real estate operations	1,684	8,194	7,664

Loss of real estate partnership investment subsidiaries, before tax	$(3,332)	$(19,505)	$(4,002)

Goodwill and Other Intangibles.  Goodwill represented the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill was written off in the quarter ended December 31, 2008. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate that the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and, when appropriate, the amortization period is also reduced. Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets. All of the Company’s other intangible assets have finite lives and are amortized over varying periods not exceeding 11 years and are included in other assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FHLB of Chicago filed an SEC Form 10-Q on May 13, 2010 announcing its financial results for its first quarter ended March 31, 2010. The FHLB of Chicago reported net income for the first quarter of $1 million, compared to a net loss of $39 million for the same period in the previous year. This $40 million increase in net income was due to a $42 million reduction in other-than-temporary-impairments on investment securities. Retained earnings at March 31, 2010 was $709 million, or a decrease of $25 million from March 31, 2009. The FHLB of Chicago reported that they are in compliance with all of their regulatory capital requirements as of the filing date of their 10-Q. The FHLB Chicago is under a cease and desist order that precludes any capital stock repurchases or redemptions without the approval of the OS Director. It did not pay any dividends in 2009. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of this date. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.

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

The Corporation is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. The Corporation adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Corporation must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. GAAP. The Corporation recognizes interest and penalties related to uncertain tax positions in other taxes.

Earnings Per Share.  Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income available for common equity by the weighted average number of common shares outstanding plus all potential common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The Corporation’s common stock equivalents represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss).  Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under generally accepted accounting principles bypass reported net income. The Corporation includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income.

Deferred Compensation Obligation.  Deferred compensation obligation is the cost of the stock associated with selected employee benefit plans. See Note 13 for further discussion of the plans.

Repurchase Plan.  For the year ended March 31, 2010, the Corporation did not repurchase any shares of common stock on the open market. All repurchased shares are held as treasury after settlement.

Stock-Based Compensation Plan.  The Corporation grants stock-based compensation to employees and directors under various plans discussed in Note 13. Compensation is granted in the forms of restricted stock and stock options.

The compensation expense recognized related to stock-based compensation was $566,000, $693,000 and $838,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

New Accounting Pronouncements.

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.”  On April 1, 2009, the Corporation adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method, as discussed above. The adoption of this guidance did not significantly impact the Corporation’s previously reported consolidated financial statements.

New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective April 1, 2010 and is not expected to have an impact on the Corporation’s consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.”  New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s consolidated financial statements on June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB ASC Topic 860, “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective April 1, 2010 and is not expected to have an impact on the Corporation’s consolidated financial statements.

Reclassifications and Restatements.  Certain 2009 and 2008 accounts have been reclassified to conform to the 2010 presentations. There was $2.4 million of FDIC insurance premium that should have been expensed in prior years. The 2009 results of operations and stockholders’ equity have been restated to reflect this expense. The reclassifications had no impact on 2008 consolidated results of operations or stockholders’ equity.

Note 2 —	Significant Risks and Uncertainties

Regulatory Agreements

On June 26, 2009, Anchor Bancorp Wisconsin Inc. (the “Company”) and its wholly-owned subsidiary, Anchor Bank (the “Bank”) each consented to the issuance of an Order to Cease and Desist (the “Company Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).

The Company Order requires the Company to notify, and in certain cases to obtain the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. By July 31, 2009, the Company’s board was required to develop and submit to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Company’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). This plan has been submitted. Within thirty days following the end of each quarter, the Company is required to provide the OTS its Variance Analysis Report for that quarter. These reports have been submitted.

The Bank Order requires the Bank to notify, or in certain cases obtain the permission of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009, December 31, 2009 and March 31, 2010, the Bank had a core capital ratio of 4.12 percent, 4.12 percent and 3.73 percent, respectively, and a total risk-based capital ratio of 7.37 percent, 7.59 percent and 7.32 percent, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Cease and Desist Order. The Corporation and the Bank continue to consult with the OTS and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Corporation’s and Bank’s Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in fiscal 2008, 2009 and 2010, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation is unable to achieve compliance with the requirements of the Cease and Desist Order, or implement an acceptable Capital Restoration Plan, and if the Corporation cannot otherwise comply with such commitments and regulations, the OTS or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank. See Note 1.

Branch Sales

Management of the Corporation has entered into an agreement for the sale of eleven branches in Northwestern Wisconsin. The buyer will assume approximately $169 million in deposits and receive $65 million in loans and $9.9 million in real estate and other assets. On June 14, 2010 the Corporation announced that it received the necessary regulatory approval for the sale of these branches. The sale and conversion was completed on June 25, 2010 and a gain of approximately $4.9 million was recognized. In addition, management of the Corporation has entered into an agreement for the sale of four branches in the Green Bay, Wisconsin area. The buyer will assume approximately $117 million in deposits along with loans, real estate and other assets. This transaction is subject to regulatory approval and customary closing conditions. If regulatory approval is not received, the Corporation may not achieve the increase in capital level anticipated.

Credit Risks

While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $177.1 million for the fiscal year ended March 31, 2010. Stockholders’ equity decreased from $211.4 million or 4.01% of total assets at March 31, 2009 to $30.1 million or 0.68% of total assets at March 31, 2010. At March 31, 2010, the Bank’s Risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Order to Cease and Desist dated June 26, 2009. The recent losses originate from a provision for loan losses of $161.9 million for the fiscal year ended March 31, 2010, along with an increase in nonaccrual loans, which has reduced the Corporation’s net interest income. The Corporation’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.

Management of the Corporation has taken significant actions in the credit risk area to limit any additional material adverse consequences. These efforts include the following:

1. Realigning the corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated through the:

a. Appointment of a Chief Credit Risk Officer responsible for overseeing all aspects of corporate risk.

b. Creation of a Special Assets Group to properly assess potential collateral shortfall exposure and to develop workout plans.

c. Development of a risk management framework.

2. Creation and implementation of a new loan risk rating system using qualitative metrics to identify loans with potential risk so they could be properly classified and monitored.

3. Implementation of a new enhanced impairment analysis to evaluate all classified loans.

4. Introduction of a new Allowance for Loan and Lease Policy that improves the timeliness of specific reserves taken for the allowance for loan and lease calculation.

5. Analysis of the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value.

6. Establishment of an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology.

7. Beginning of proactive monitoring of matured and delinquent loans.

8. Proactive review of the performing (non-impaired) portfolio for performance issues.

9. Development of resolution plan on all classified assets.

10. Introduction of a portfolio management team.

The Corporation and the Bank have submitted a capital restoration plan stating that the Bank intends to restore the capital position of the Bank. If the OTS does not accept the Bank’s plan, the OTS could assess civil money penalties or take other enforcement actions against the Bank or the Corporation.

Further, the Corporation entered into an amendment (Amendment No. 6) to the Credit Agreement with U.S. Bank NA as described in Note 11, which established new financial covenants. Under the terms of the amended Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, the Corporation is in compliance with the financial and non-financial covenants. If the above transactions are not consummated, the Corporation may not remain in compliance with the covenants. Accordingly, this creates significant uncertainty related to the Corporation’s operations.

Note 3 —	Restrictions on Cash and Due From Bank Accounts

AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2010 and 2009 was approximately $21.0 million and $18.5 million, respectively.

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Corporation has not experienced any losses in such accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$51,029	$49	$(47)	$51,031
Municipal bonds	—	—	—	—
Mutual funds	—	—	—	—
Corporate stock and other	1,176	72	(50)	1,198
Agency CMOs and REMICs	1,393	20	—	1,413
Non-agency CMOs	91,140	550	(6,323)	85,367
Residential mortgage-backed securities	14,907	593	(60)	15,440
GNMA securities	261,957	1,226	(1,429)	261,754

	$421,602	$2,510	$(7,909)	$416,203

Held-to-maturity:
Residential mortgage-backed securities	$39	$1	$—	$40

	$39	$1	$—	$40

At March 31, 2009:
Available-for-sale:
U.S. government and federal agency obligations	$48,471	$501	$(53)	$48,919
Municipal bonds	21,768	524	(59)	22,233
Mutual funds	1,797	—	—	1,797
Corporate stock and other	4,806	33	(104)	4,735
Agency CMOs and REMICs	142,692	1,732	(429)	143,995
Non-agency CMOs	119,473	333	(12,279)	107,527
Residential mortgage-backed securities	97,562	3,221	(29)	100,754
GNMA securities	54,753	417	(145)	55,025

	$491,322	$6,761	$(13,098)	$484,985

Held-to-maturity:
Residential mortgage-backed securities	$50	$—	$—	$50

	$50	$—	$—	$50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2010 and 2009.

	At March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

US government and federal agency obligations	$4,000	$(47)	$—	$—	$4,000	$(47)
Corporate stock and other	51	(13)	50	(37)	101	(50)
Agency CMOs and REMICs	—	—	—	—	—	—
Non-agency CMOs	4,244	(37)	43,029	(6,286)	47,273	(6,323)
Residential mortgage-backed securities	1,336	(60)	—	—	1,336	(60)
GNMA securities	138,996	(1,429)	—	—	138,996	(1,429)

	$148,627	$(1,586)	$43,079	$(6,323)	$191,706	$(7,909)

	At March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

US government and federal agency obligations	$24,832	$(53)	$—	$—	$24,832	$(53)
Municipal bonds	1,455	(59)	—	—	1,455	(59)
Corporate stock and other	151	(104)	—	—	151	(104)
Agency CMOs and REMICs	43,931	(429)	—	—	43,931	(429)
Non-agency CMOs	42,607	(5,155)	45,476	(7,124)	88,083	(12,279)
Residential mortgage-backed securities	3,892	(29)	—	—	3,892	(29)
GNMA securities	24,049	(135)	1,803	(10)	25,852	(145)

	$140,917	$(5,964)	$47,279	$(7,134)	$188,196	$(13,098)

The tables above represent 43 investment securities at March 31, 2010 compared to 82 at March 31, 2009 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other than temporary losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

The Corporation utilizes a discounted cash flow model in the determination of fair value which is used in the calculation of other-than-temporary impairments on non-agency CMOs. This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.

The significant inputs used for calculating the credit loss portion of the OTTI include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-averaged maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.4% to 9.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the bank has not in the past incurred OTTI. For the bonds for which the bank has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of March 1, 2010. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 2.2% to 12.8%. To estimate fair value, the bank discounted its best estimate expected cash flows after credit losses at rates ranging from 4.5% to 15.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity, plus a spread to reflect the uncertainty of the cash flow estimates. The bank benchmarks it fair value results to a pricing service and monitors the market for actual trades. The bank includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

Based on the Corporation’s impairment testing as of March 31, 2010, 15 non-agency CMOs with a fair value of $34.8 million and an adjusted cost of $40.7 million were other-than-temporarily impaired compared to nine non-agency CMOs with a fair value of $26.1 million and an adjusted cost basis of $32.5 million as of March 31, 2009. The portion of the other-than-temporary impairment due to credit of $1.1 million and $805,000 was included in earnings for the year ending March 31, 2010 and three-month period ending March 31, 2009, respectively. The cumulative unrealized losses on the securities analyzed were $7.8 million at March 31, 2010 and $7.2 million at March 31, 2009. The difference between the total unrealized losses of $7.8 million and the credit loss of $1.9 million, or $5.9 million, was included in other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of 15 other-than-temporarily impaired non-agency CMOs by year of vintage, credit rating, and collateral loan type. This table also includes a breakout of OTTI between impairment due to credit loss and impairment due to other factors.

	Year of Vintage						Total OTTI	Total OTTI
	Prior to				Total Fair		Related to	Related to
	2005	2005	2006	2007	Value	Total OTTI	Credit Loss	Other Factors
	(In thousands)

Total OTTI Non-Agency CMOs Rating:
AAA	$—	$—	$3,598	$—	$3,598	$—	$(49)	$—
AA	—	—	—	—	—	—	—	—
A	1,659	—	—	—	1,659	(274)	(18)	(256)
BBB	1,264	—	—	—	1,264	(141)	(7)	(139)
BB and below	—	11,711	2,271	14,298	28,280	(1,922)	(1,009)	(1,705)

Total Non-Agency CMO’s	$2,922	$11,711	$5,869	$14,298	$34,800	$(2,337)	$(1,084)	$(2,100)

Other-than-temporary impairments related to credit loss by year of vintage were $1.1 million for 2007, $441,000 for 2006, $337,000 for 2005 and $25,000 prior to 2005.

The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the year ended March 31, 2010 and the three months ended March 31, 2009:

	Year Ended	Year Ended
	March 31, 2010	March 31, 2009

Beginning balance of the amount of OTTI related to credit losses	$805	$—
The credit portion of other-than-temporary-impairment not previously recognized	237	805
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	847	—

Ending balance of the amount of OTTI related to credit losses	$1,889	$805

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Year Ended March 31,
	2010	2009	2008
	(In thousands)

Proceeds from sales:	$468,020	$22,170	$40,110
Gross gains on sales	11,116	—	601
Gross losses on sales	21	3,298	87

Net gain (loss) on sales	$11,095	$(3,298)	$514

At March 31, 2010 and 2009, investment securities available-for-sale with a fair value of approximately $301.2 million and $371.7 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investment securities by contractual maturity at March 31, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $5.5 million at March 31, 2010. Investment securities subject to twelve-month calls at March 31, 2010 are $50,000.

		After 1 Year	After 5 Years	Over
	Within 1 Year	through 5 Years	through 10 Years	Ten Years	Total
	(Dollars in thousands)

Available-for-sale, at fair value:
U.S. government and federal agency obligations	$42,000	$4,000	$—	$5,031	$51,031
Corporate stock and other	25	—	—	1,173	1,198
Agency CMOs and REMICs	—	—	796	617	1,413
Non-agency CMOs	—	2,045	20,936	62,386	85,367
Residential mortgage-backed securities	709	878	7,423	6,430	15,440
GNMA securities	—	—	794	260,960	261,754

Total	$42,734	$6,923	$29,949	$336,597	$416,203

Held-to-maturity, at fair value:
Residential mortgage-backed securities	$—	$—	$40	$—	$40

Total	$—	$—	$40	$—	$40

	$42,734	$6,923	$29,989	$336,597	$416,243

Held-to-maturity, at cost:
Residential mortgage-backed securities	$—	$—	$39	$—	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	March 31,
	2010	2009

First mortgage loans:
Single-family residential	$765,312	$843,482
Multi-family residential	614,930	662,483
Commercial real estate	842,905	1,020,981
Construction	108,486	267,375
Land	231,330	266,756

	2,562,963	3,061,077
Second mortgage loans	352,795	394,708
Education loans	331,475	358,784
Commercial business loans and leases	164,329	238,940
Credit card and other consumer loans	24,990	56,302

	3,436,552	4,109,811
Contras to loans:
Undisbursed loan proceeds*	(23,334)	(71,672)
Allowance for loan losses	(179,644)	(137,165)
Unearned loan fees	(3,898)	(4,441)
Net discount on loans purchased	(8)	(10)
Unearned interest	(88)	(84)

	(206,972)	(213,372)

	$3,229,580	$3,896,439

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2010	2009	2008
	(Dollars in thousands)

Allowance at beginning of year	$137,165	$38,285	$20,517
Provision	161,926	205,719	22,551
Charge-offs	(122,283)	(108,924)	(7,913)
Recoveries	2,836	2,085	335
Acquisition of S&C Bank	—	—	2,795

Allowance at end of year	$179,644	$137,165	$38,285

As of March 31, 2010, the Corporation had loans totaling $17.1 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which includes various assumptions, prove to be overstated and/or decline over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of March 31, 2010, $1.0 million of our impaired loans remain on interest reserve, all of which have been placed on non-accrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2010, the Corporation has identified $388.3 million of loans as impaired, net of allowances and including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At March 31,
	2010	2009	2008
	(In thousands)

Impaired loans with valuation reserve required	$210,422	$124,179	$52,866
Impaired loans without a specific reserve	238,541	103,635	51,192

Total impaired loans	448,963	227,814	104,058
Less:
Specific valuation allowance	(60,620)	(30,799)	(17,639)

	$388,343	$197,015	$86,419

Average impaired loans	$364,585	$194,923	$67,138
Interest income recognized on impaired loans	$11,939	$9,484	$107
Loans and troubled debt restructurings on non-accrual status	$369,072	$227,814	$104,058
Troubled debt restructurings — accrual	$79,891	$—	$—
Troubled debt restructurings — non-accrual	$44,578	$61,460	$400
Loans past due ninety days or more and still accruing	$—	$—	$—

Currently, all impaired loans (except for performing troubled debt restructurings) are placed on nonaccrual status. In those instances in which terms of a loan have been modified, including troubled debt restructurings, the Corporation may remove the non-performing designation at such time the borrower has complied with the modified terms of the loan for at least six months and applicable underwriting criteria have been satisfied, including an indication of sufficient collateral coverage. In the event a portion of a loan has been charged-off to reflect deterioration in fair value of the collateral, no recovery is recognized until the modified loan has been fully satisfied. Previously, a loan could be considered substandard and impaired while not being placed on nonaccrual status if contractually performing. Those loans past due more than 90 days are considered non-performing. March 31, 2009 impaired loans net of allowances as previously reported were $415.1 million. Based on the work performed for the restatement of the first quarter of fiscal year end March 31, 2010, classifications were changed.

The Corporation is currently committed to lend approximately $7.4 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. All of the $7.4 million in committed funds on impaired loans is applicable to non-performing loans. The Corporation will continue to monitor its portfolio on a regular basis and will only lend additional funds as warranted on these impaired loans.

Approximately 26% of the impaired loans as of March 31, 2010 relate to residential construction and residential land loans. As of March 31, 2010, $238.5 million of impaired loans do not have any specific valuation allowance. A loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $238.5 million of impaired loans without a specific valuation allowance as of March 31, 2010 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.

The Corporation has experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout fiscal year 2010, as reflected in recently received appraisals. Currently, $398.2 million or approximately 88.7% of impaired loans secured by real estate before reserves have recent appraisals (i.e. within one year) or an appraisal is not required due to the fact that the loan is either fully reserved or has a small balance and is included in a homogenous pool of loans; uses a net present value of future cash flows for impairment; or has an SBA guaranty although the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation continues to receive appraisals. If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses significantly.

Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 11.

A substantial portion of the Bank’s loans are collateralized by real estate in and around the State of Wisconsin. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $9,329,000 and $12,435,000 at March 31, 2010 and 2009, respectively. During the year ended March 31, 2010, total principal additions were $272,000 and total principal payments were $3,378,000.

Note 6 —	Foreclosed Properties and Repossessed Assets

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	March 31,
	2010	2009

Balance at beginning of year	$52,563	$8,248
Additions	61,089	86,030
Capitalized improvements	—	1,152
Valuations/write-offs	(19,775)	(10,387)
Sales	(38,441)	(32,480)

Balance at end of year	$55,436	$52,563

During the year ended March 31, 2010, net expenses from REO operations was $22.3 million, consisting of $19.8 million of valuations and write offs and $2.5 million of net expenses from operations.

Note 7 —	Goodwill and Other Intangibles

The Corporation accounts for goodwill in accordance with ASC 350 “Intangibles — Goodwill and Other.” All of the Corporation’s goodwill was assigned to the community banking segment, which was also the reporting unit. The Corporation tested its goodwill for impairment on its annual impairment testing date of December 31, 2008 and ultimately concluded that the impairment was equal to $72.2 million, the entire balance of the recorded goodwill.

The following table presents the changes in the carrying amount of goodwill as of March 31, 2010 and 2009.

	Year Ended
	March 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$—	$72,375
Goodwill adjustment	—	(194)
Goodwill impairment	—	(72,181)

Balance at end of period	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Corporation has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately 6.5 years. The core deposit premium had a value net of accumulated amortization of $4.1 million and $4.7 million at March 31, 2010 and 2009, respectively. The Corporation evaluated core deposit intangibles and determined that as of March 31, 2010, they are not considered impaired.

The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of March 31, 2010 and 2009.

	March 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$4,725	$5,359
Amortization expense	(633)	(634)

Balance at end of period	$4,092	$4,725

	March 31,
	2010	2009
	(In thousands)

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(1,425)	(792)

Net book value	$4,092	$4,725

Note 8 —	Mortgage Servicing Rights

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

The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtained a servicing asset when they delivered loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of these residential mortgatge servicing rights is calculated using a discounted cash flow model based on market value assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price, which becomes the initial fair value. The Corporation assesses this class for impairment using a discounted cash flow model based on current market value assumptions at each reporting period.

The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated using a discounted cash flow model based on market participant assumptions at the time of origination at each reporting period.

Critical assumptions used in the discounted cash flow models for both classes of MSRs include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when current trends and market data indicate that new trends have developed. Current market participant assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 9.5 to 23.5 percent as well as total portfolio lifetime weighted average prepayment speeds of 12.6 to 14.4 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information regarding the Corporation’s mortgage servicing rights follows:

	Residential	Other
	(In thousands)

Mortgage servicing rights as of March 31, 2008	$11,698	$1,478
Additions	10,087	142
Amortization	(4,623)	(362)

Mortgage servicing rights before valuation allowance at end of period	17,162	1,258
Valuation allowance	(2,407)	—

Net mortgage servicing rights as of March 31, 2009	$14,755	$1,258

Fair value at the end of the period	$15,292	$1,662
Key assumptions:
Weighted average discount	11.14%	21.12%
Weighted average prepayment speed assumption	17.99%	24.39%
Mortgage servicing rights as of March 31, 2009	$17,162	$1,258
Additions	12,013	1
Amortization	(5,803)	(252)

Mortgage servicing rights before valuation allowance at end of period	23,372	1,007
Valuation allowance	(502)	—

Net mortgage servicing rights as of March 31, 2010	$22,870	$1,007

Fair value at the end of the period	$23,329	$1,624
Key assumptions:
Weighted average discount	10.63%	20.83%
Weighted average prepayment speed assumption	10.34%	24.13%

The projections of amortization expense for mortgage servicing rights and the core deposit premium set forth below are based on asset balances and the interest rate environment as of March 31, 2010. The core deposit premium amortization projection excludes the impact of the pending branch sales, of which approximately 80% of the core deposit premium is based upon. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Residential	Other	Core
	Mortgage	Mortgage	Deposit
	Servicing Rights	Servicing Rights	Premium	Total
	(In thousands)

Year ended March 31, 2010 (actual)	$5,803	$252	$633	$6,688

Estimate for the year ended March 31,
2011	$4,574	$201	$633	$5,408
2012	3,659	161	633	4,453
2013	2,927	129	633	3,689
2014	2,342	103	633	3,078
2015	1,874	82	633	2,589
Thereafter	7,494	331	927	8,752

	$22,870	$1,007	$4,092	$27,969

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $3.60 billion at March 31, 2010 and $3.25 billion at March 31, 2009.

Note 9 —	Office Properties and Equipment

Office properties and equipment are summarized as follows (in thousands):

	March 31,
	2010	2009

Land and land improvements	$9,333	$10,188
Office buildings	52,288	53,383
Furniture and equipment	53,658	52,434
Leasehold improvements	5,433	5,013

	120,712	121,018
Less accumulated depreciation and amortization	77,154	72,895

	$43,558	$48,123

During the years ending March 31, 2010, 2009 and 2008, building depreciation expense was $2,016,000, $2,032,000 and $1,622,000, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2010, 2009, and 2008 was $2,941,000, $3,049,000 and $2,534,000, respectively.

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2030. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2010:

Amount of Future
Year	Minimum Payments
(Dollars in thousands)

2011	$2,291
2012	2,220
2013	2,080
2014	2,016
2015	1,956
Thereafter	14,496

Total	$25,059

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended March 31, 2010, 2009 and 2008, rental expense was $2,964,000, $2,826,000 and $2,284,000, respectively.

Note 10 —	Deposits

Deposits are summarized as follows (in thousands):

	March 31,
		Weighted		Weighted
	2010	Average Rate	2009	Average Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$285,374	0.00%	$274,392	0.00%
Interest-bearing
Fixed rate	211,593	0.30%	170,167	0.23%
Variable rate	29,488	0.38%	27,930	0.38%

	526,455	0.14%	472,489	0.11%
Variable rate insured money market accounts	412,599	0.74%	438,380	0.78%
Passbook accounts	248,576	0.26%	223,242	0.26%
Advance payments by borrowers for taxes and insurance	6,585	0.25%	7,395	0.25%
Certificates of deposit:
0.00% to 2.99%	1,468,306	2.04%	758,747	2.59%
3.00% to 4.99%	876,679	3.72%	1,997,614	3.54%
5.00% to 6.99%	4,579	5.11%	11,465	5.12%
S&C purchase accounting adjustment	20		59

	2,349,584	2.67%	2,767,885	3.29%

	3,543,799	1.90%	3,909,391	2.44%
Accrued interest on deposits	8,963		14,436

	$3,552,762		$3,923,827

A summary of annual maturities of certificates of deposit outstanding at March 31, 2010 follows (in thousands):

Matures During Year Ended March 31,	Amount

2011	$1,921,614
2012	345,344
2013	43,878
2014	29,438
2015	9,310
Thereafter	—

$2,349,584

At March 31, 2010 and 2009, certificates of deposit with balances greater than or equal to $100,000 amounted to $483.8 million and $500.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2010 and 2009, the Bank had $173.5 million and $457.3 million in brokered deposits. In June, 2009, the Bank entered into a Cease and Desist Agreement with the OTS which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS as discussed in Note 2.

Note 11 —	Other Borrowed Funds

Other borrowed funds consist of the following (dollars in thousands):

	Matures During	March 31, 2010		March 31, 2009
	Year Ended		Weighted		Weighted
	March 31,	Amount	Average Rate	Amount	Average Rate

FHLB advances:	2010	—	—	330,000	3.60
	2011	181,450	3.69	181,450	3.69
	2012	80,979	1.75	24,879	3.82
	2013	160,000	3.00	160,000	3.00
	2014	5,000	2.95	5,000	2.95
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB Advances		613,429		887,329
Other Borrowed Funds		182,724	8.71	191,063	8.00

		$796,153	4.37%	$1,078,392	3.88%

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 65% of single-family loans, 60% of multi-family loans and to 25% of eligible home equity and home equity line of credit loans meeting such criteria. In addition, these notes are collateralized by FHLB stock of $54,829,000 at March 31, 2010 and 2009. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $222.8 million and $301.2 million at March 31, 2010 and 2009, respectively, and agency notes with a fair value of $5.0 million at March 31, 2010 and 2009.

As of March 31, 2010 and 2009, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 12.00% and $116.3 million at a weighted average interest rate of 8.00%, respectively, on a short term line of credit at U.S. Bank. The total line of credit available is $116.3 million. At March 31, 2010, the base rate was 4.00% and the deferred rate was 8.00% for a weighted average interest rate of 12.00%. The credit agreement was amended as of April 29, 2010 to a base rate of 0.00% and a deferred rate of 12.00% for a weighted average rate of 12.00%. The remaining balance of $66.4 million of other borrowed funds represent borrowings of $60.0 million on an FDIC guaranteed senior note at a weighted average interest rate of 2.74% as well as accrued dividends on preferred stock of $6.4 million at a weighted average interest rate of 5.00%.

The Corporation owes $116.3 million to various Lenders led by U.S. Bank under the Credit Agreement discussed in the previous paragraph. The Corporation is currently in default of the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On April 29, 2010, the Corporation entered into Amendment No. 6 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) May 31, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 0% per annum up to and including April 28, 2010 and at all times thereafter at a floating rate per annum equal to the prime rate announced by the Agent from time to time, plus a “Deferred Interest Rate” of 4.0% per annum up to and including April 28, 2010 and at all times thereafter, the difference at any time between 12.0% per annum and the Base Rate. Interest accruing at the Base Rate is due on the last day of each month and on May 31, 2011 (the “Maturity Date”); interest accruing at the Deferred Interest Rate is due on the earlier of (i) the date the Loans are paid in full or (ii) the Maturity Date.

Within two business days after the Corporation has knowledge of an “event,” the CFO shall submit a statement of the event together with a statement of the actions which the Corporation proposes to take to the Agent. An event may include:

•	Any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement;

•	A default or an event of default under any other material agreement to which the Corporation or Bank is a party; or

•	Any pending or threatened litigation or certain administrative proceedings.

Within 15 days after the end of each month, the Corporation’s president or vice president shall submit a certificate indicating whether the Corporation is in compliance with the following financial covenants:

•	The Bank shall maintain a Tier 1 Leverage Ratio of not less than (i) 3.75% at all times during the period from April 29, 2010 through May 31, 2010, (ii) 3.85% at all times during the period from June 1, 2010 through August 31, 2010, (iii) 3.90% at all times during the period from September 1, 2010 through November 30, 2010 and (iv) 3.95% at all times thereafter.

•	The Bank shall maintain a Total Risk Based Capital ratio of not less than (i) 7.10% at all times during the period from April 29, 2010 through May 31, 2010, (ii) 7.35% at all times during the period from June 1, 2010 through August 31, 2010, (iii) 7.60% at all times during the period from September 1, 2010 through November 30, 2010 and (iv) 7.65% at all times thereafter.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed (i) 14.50% at any time during the period from April 29, 2010 through May 31, 2010, (ii) 13.00% at any time during the period from June 1, 2010 through September 30, 2010, (iii) 12.50% at any time during the period from October 1, 2010 through November 30, 2010, (iv) 12.00% at any time during the period from December 1, 2010 through March 31, 2010, (v) 11.00% at any time during the period from April 1, 2011 through April 30, 2011 and (vi) 10.00% at all times thereafter.

The total outstanding balance under the Credit Agreement as of March 31, 2010 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2011.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2010, the Corporation was not in compliance with all covenants contained in the Credit Agreement. The Credit Agreement was subsequently amended. Under the terms of the Credit Agreement, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Stockholders’ Equity

The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences or both, and may have full or limited voting rights. Under Wisconsin state law, preferred stockholders would be entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences. We have deferred five dividend payments on the Series B Preferred Stock held by the Treasury.

Preferred Equity:  The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 5,000,000 shares of preferred stock at a par value of $0.10 per share. In January, 2009, as part of the U.S. Department of Treasury’s (“UST”) Capital Purchase Program (“CPP”), the Corporation issued 110,000 shares of senior preferred stock (with a par value of $0.10 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 7.4 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $110 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount is accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $72.9 million and $37.1 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. Three years after the original issue date the Corporation may redeem the Senior Preferred Stock at a redemption price equal to the sum of the liquidation preference of $1,000 per share and any accrued and unpaid dividends. Prior to the end of three years, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $110 million (each a “Qualified Equity Offering”). The UST may also transfer the Senior Preferred Stock to a third party at any time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2010, that the Bank was below all capital adequacy requirements to which it is subject.

As of March 31, 2010, the most recent notification from the OTS categorizes the Bank as undercapitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum core, tangible and risk-based capital ratios. In June, 2009, the Bank consented to the issuance of a Cease and Desist Agreement with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements.

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well-capitalized at March 31, 2010 and 2009:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
At March 31, 2009:
Tier 1 capital (to adjusted tangible assets)	$321,774	6.13%	$157,498	3.00%	$262,497	5.00%
Risk-based capital (to risk-based assets)	368,312	10.14	290,594	8.00	363,242	10.00
Tangible capital (to tangible assets)	321,774	6.13	78,749	1.50	N/A	N/A

The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009
	(In thousands)

Stockholders’ equity of the Bank	$165,043	$320,149
Less: Intangible assets	(4,092)	(4,725)
Disallowed servicing assets	(1,418)	—
Accumulated other comprehensive income	5,399	6,350

Tier 1 and tangible capital	164,932	321,774
Plus: Allowable general valuation allowances	36,130	46,538

Risk-based capital	$201,062	$368,312

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. As part of the Cease and Desist Agreement with the OTS, the Corporation must receive the permission of the OTS prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in Note 2.

Note 13 —	Employee Benefit Plans

The Corporation maintains a defined contribution plan in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may contribute up to 50% of their base compensation. The Corporation matched 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. In October 2009, the Corporation suspended the matching contribution. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was $567,000, $1.1 million, and $963,000, for the years ended March 31, 2010, 2009, and 2008, respectively.

The Corporation sponsors an Employee Stock Ownership Plan (“ESOP”) which covers all employees with more than one year of employment, who are at least 21 years of age and who work more than 1,000 hours in a plan year. Any discretionary contributions to the ESOP have been allocated among participants on the basis of compensation. Forfeitures are reallocated among the remaining participating employees. The dividends on ESOP shares were used to purchase additional shares to be allocated under the plan. The number of shares allocated to participants is determined based on the annual contribution plus any shares purchased from dividends received during the year. There was no ESOP expense for fiscal years 2010, 2009 and 2008.

The activity in the ESOP shares of both plans is as follows:

	Year Ended March 31,
	2010	2009	2008

Balance at beginning of year	1,195,831	1,270,438	1,355,508
Additional shares purchased	191,110	—	—
Shares distributed for terminations	(52,801)	(53,628)	(50,189)
Sale of shares for cash distributions	—	(20,979)	(34,881)

Balance at end of year	1,334,140	1,195,831	1,270,438
Allocated shares included above	1,334,140	1,195,831	1,270,438

Unallocated shares	—	—	—

In the event a terminated ESOP participant desires to sell their shares of the Corporation’s stock, or for certain employees who elect to diversify their account balances, the Corporation may be required to purchase the shares from the participant at their fair market value. At March 31, 2010 and 2009, the ESOP held 1,334,140 shares and 1,195,831 shares, respectively, all of which have been allocated to ESOP participants. The fair market value of those shares totaled $1.5 million and $1.6 million as of March 31, 2010 and 2009, respectively. During the years ended March 31, 2010 and 2009, the fair market value of the stock purchased by the Company from ESOP participants totaled $222,000 and $363,000, respectively. The Corporation is planning on terminating the ESOP plan during fiscal year 2011. Upon termination, all ESOP shares will be distributed to participants of the plan.

During 1992, the Corporation formed four Management Recognition Plans (“MRPs”) which acquired a total of 4% of the shares of the Corporation’s common stock. The Bank contributed $2,000,000 to the MRPs to enable the MRP trustee to acquire a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the Corporation amended and restated the MRPs to extend their term. There were no shares granted during the years ended March 31, 2010, 2009 and 2008. The $2,000,000 contributed to the MRPs is being amortized to compensation expense as the Bank’s employees become vested in the awarded shares. There was no MRP amortized to compensation expense for the years ended March 31, 2010, 2009 and 2008. There were no shares vested during the years ended March 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the MRP shares is as follows:

	Year Ended March 31,
	2010	2009	2008

Balance at beginning of year	429,869	418,185	405,965
Additional shares purchased	—	11,684	12,220
Shares vested	—	—	—

Balance at end of year	429,869	429,869	418,185
Allocated shares included above	—	—	—

Unallocated shares	429,869	429,869	418,185

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

A summary of stock options activity for all periods follows:

	Year Ended March 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	515,670	$21.60	752,397	$20.43	837,296	$19.82
Granted	—	—	—	—	—	—
Exercised	—	—	(96,870)	15.34	(72,427)	14.53
Forfeited	(41,000)	20.75	(139,857)	19.66	(12,472)	13.27

Outstanding at end of year	474,670	$21.61	515,670	$21.60	752,397	$20.43

Options exercisable and vested at year-end	474,670	$21.61	515,670	$21.60	752,397	$20.43

Intrinsic value of options exercised	$—		$51		$875

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010 was zero.

At March 31, 2010, 877,200 shares were available for future grants. The expense related to stock options was zero for the fiscal years ended March 31, 2010, 2009 and 2008.

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2010:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.06 – $22.07	252,330	1.54	$17.98	252,330	$17.99
$23.77 – $28.50	189,340	3.46	24.65	189,340	24.65
$31.95 – $31.95	33,000	5.32	31.95	33,000	31.95

	474,670	2.57	$21.61	474,670	$21.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, the Corporation approved the 2004 Equity Incentive Plan. The purpose of the plan was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. The restricted stock grants generally vest over a period of three to five years and are included in outstanding shares at the time of vesting. There were 22,500 and 32,700 shares granted at fair value under the plan during the years ended March 31, 2009 and 2008, respectively. There were no shares granted under the plan for the year ended March 31, 2010. The restricted stock grant plan expense was $501,000, $599,000 and $644,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The activity in the restricted stock grant shares is as follows:

	Year Ended March 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value

Balance at beginning of year	76,000	$22.62	78,800	$26.32	66,600	$29.62
Restricted stock granted	—	—	22,500	7.32	32,700	22.85
Restricted stock vested	(21,550)	23.16	(12,900)	29.14	(19,500)	30.09
Restricted stock forfeited	(2,000)	7.32	(12,400)	11.58	(1,000)	22.85

Balance at end of year	52,450	$22.98	76,000	$22.62	78,800	$26.32

As of March 31, 2010, there was approximately $764,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. The fair value of stock that vested during the year ended March 31, 2010 was $14,000.

Note 14 —	Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2010	2009	2008

Current:
Federal	$(18,360)	$(23,064)	$19,416
State	(519)	97	5,832

	(18,879)	(22,967)	25,248
Deferred:
Federal	17,360	(8,558)	(4,381)
State	19	1,427	(1,217)

	17,379	(7,131)	(5,598)

Total Income Tax Expense (Benefit)	$(1,500)	$(30,098)	$19,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2010, the affiliated group had a federal net operating loss carryover of $93.5 million, and at March 31, 2010, 2009 and 2008, certain subsidiaries had state net operating loss carryovers of $210.4 million, $70.4 million and $12.5 million, respectively. These carryovers expire in varying amounts in 2011 through 2025.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,
	2010		2009		2008
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

Income (loss) before income taxes	$(178,562)	100.0%	$(260,765)	100.0%	$50,782	100.0%

Income tax expense (benefit) at federal statutory rate of 35%	$(62,497)	35.0%	$(91,267)	35.0%	$17,774	35.0%
State income taxes, net of federal income tax benefits	(8,630)	4.8	(8,966)	3.4	2,913	5.7
Tax benefit from dividend to ESOP	—	—	(125)	0.0	(319)	(0.6)
Reduction in tax exposure reserve	(1,500)	0.8	(977)	0.4	(500)	(1.0)
Write-off of goodwill	—	—	24,348	(9.3)	—	—
Increase in valuation allowance	71,273	(39.9)	47,248	(18.1)	—	—
Other	(146)	0.1	(359)	0.1	(218)	(0.4)

Income tax provision	$(1,500)	0.8%	$(30,098)	11.5%	$19,650	38.7%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,
	2010	2009	2008

Deferred tax assets:
Allowances for loan losses	$79,035	$58,442	$15,081
Other loss reserves	2,182	4,822	269
Federal NOL carryforwards	35,102	—	—
State NOL carryforwards	10,794	3,604	631
Unrealized gains/(losses)	2,131	2,695	(738)
Other	6,947	12,711	9,045

Total deferred tax assets	136,191	82,274	24,288
Valuation allowance	(118,600)	(50,919)	(997)

Adjusted deferred tax assets	17,591	31,355	23,291
Deferred tax liabilities:
FHLB stock dividends	(3,976)	(3,997)	(4,022)
Mortgage servicing rights	(9,312)	(6,094)	(4,888)
Purchase accounting	(2,933)	(3,348)	(4,713)
Other	(1,370)	(1,639)	(1,513)

Total deferred tax liabilities	(17,591)	(15,078)	(15,136)

Net deferred tax assets	$—	$16,277	$8,155

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management considered both positive and negative evidence regarding the ultimate realizability of the Corporation’s deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At March 31, 2010, Management determined that a valuation allowance relating to a portion of the Corporation’s deferred tax asset was necessary. This determination was based largely on the negative evidence represented by a loss in the two most recent years caused by the significant loan loss provisions recorded during the years ended March 31, 2010 and 2009 associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $118.6 million was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

Accounting for Uncertainty in Income Taxes:  Effective April 1, 2007, the Corporation adopted FIN 48. This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The adoption of this Interpretation had no material impact on the Corporation’s current and prior year financial statements.

The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2007-2009 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2006-2009 remain open to examination by certain other state jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Guarantees

The Corporation’s real estate investment subsidiary, IDI, was required to guaranty the partnership loans of its consolidated subsidiaries for the development of homes for sale. During the quarter ended September 30, 2009, IDI sold its interest in the majority of the real estate segment. As part of the transaction, IDI was released from its guarantees. The table below summarizes the individual consolidated subsidiaries and their respective guarantees and outstanding loan balances.

		Amount	Amount	Amount	Amount
		Guaranteed	Outstanding	Guaranteed	Outstanding
Subsidiary of IDI	Partnership Entity	at 3/31/09	at 3/31/09	at 3/31/10	at 3/31/10
(Dollars in thousands)

N/A	Canterbury Inn Shakopee, LLC	$4,750	$4,417	$4,750	$4,357
Davsha III	Indian Palms 147, LLC	500	476	—	—
Davsha V	Villa Santa Rosa, LLC	1,000	346	—	—
Davsha VII	La Vista Grande 121, LLC	15,000	13,742	—	—

Total		$21,250	$18,981	$4,750	$4,357

Note 16 —	Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,	March 31,
	2010	2009

Commitments to extend credit:
Fixed rate	$16,390	$51,797
Adjustable rate	4,406	630
Unused lines of credit:
Home equity	142,044	144,662
Credit cards	37,360	37,602
Commercial	42,968	89,300
Letters of credit	25,393	20,694
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	23,527
IDI borrowing guarantees unfunded	393	2,269

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (FHLB), the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $19,484,000 and $161,964,000 at March 31, 2010 and 2009, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2010 and 2009 amounted to $59,000,000 and $540,198,000, respectively.

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

Pursuant to the credit enhancement feature of that Program, the Corporation has retained secondary credit loss exposure in the amount of $21.6 million at March 31, 2010 related to approximately $920.0 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

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

Note 17 —	Derivative Financial Instruments

The Corporation has recorded derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 16). The fair values of these derivatives were immaterial at March 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Fair Value of Financial Instruments

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

Investment securities:  Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. For securities in inactive markets, fair values are based on discounted cash flow or other valuation models.

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

Off-balance-sheet instruments:  Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$512,162	$512,162	$433,826	$433,826
Investment securities available for sale	416,203	416,203	484,985	484,985
Investment securities held to maturity	39	40	50	50
Loans held for sale	19,484	19,622	161,964	164,124
Loans receivable	3,229,580	3,278,903	3,896,439	3,981,442
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	20,159	20,159	25,375	25,375
Financial liabilities:
Deposits	3,543,799	3,513,254	3,909,391	3,921,802
Other borrowed funds	796,153	783,326	1,078,392	1,079,556
Accrued interest payable — borrowings	7,088	7,088	2,833	2,833
Accrued interest payable — deposits	8,963	8,963	14,436	14,436

Accounting guidance for fair value establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of March 31, 2010 and 2009, by the valuation hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	March 31, 2010	Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale debt securities:
U.S. Government and federal agency obligations	$51,031	$—	$51,031	$—
Agency CMOs and REMICs	1,413	—	—	1,413
Non-agency CMOs	85,367	—	—	85,367
Residential mortgage-backed securities	15,440	—	—	15,440
GNMA securities	261,754	—	—	261,754
Corporate bonds	1,097	572	525	—
Available for sale equity securities:
Financial services	101	101	—	—

Total assets at fair value	$416,203	$673	$51,556	$363,974

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	March 31, 2009	Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Investment securities available for sale	$484,985	$616	$77,068	$407,301

Total assets at fair value	$484,985	$616	$77,068	$407,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

	Year Ended March 31,
	2010	2009
	Investment Securities	Investment Securities
	Available for Sale	Available for Sale

Balance at beginning of year	$407,301	$—
Total gains (losses) (realized/unrealized)
Included in earnings	7,253	731
Included in other comprehensive income	1,786	(3,350)
Included in earnings as other than temporary impairment	(1,084)	(805)
Purchases	437,141	184,340
Securitization of mortgage loans held for sale to mortgage-related securities	48,878	—
Principal repayments	(104,331)	(43,657)
Sales	(432,970)	—
Transfers in and/or out of level 3	—	270,042

Balance at end of year	$363,974	$407,301

The purchases of securities classified as level 3 during the years ended March 31, 2010 and 2009 included collateralized mortgage obligation (CMOs) and U.S. Government sponsored agency real estate mortgage investment conduits (REMICs).

A pricing service was used to value our investment securities and mortgage-related securities as of March 31, 2010. Mortgage-related securities were considered a level 3 due to the fact that the inputs for determining fair value are unobservable and these securities need to be placed out for bid in order to arrive at the fair value. The Corporation utilized fair value estimates obtained from an independent pricing service as of March 31, 2010 for all corporate mortgage-related securities that were rated below triple-A by at least one major rating service as of the measurement date. These estimates were determined using a discounted cash flow model in accordance with the guidance provided in ASC 820-10-65. The significant inputs to the discounted cash flow model are prepayment speeds of 4.8% to 17.3%, default rates of 1.5% to 12.8%, loss severities of 23.6% to 55.3% and discount rates of 4.5% to 15.0%.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of March 31, 2010 and 2009 (in thousands):

March 31, 2010		Fair Value Measurements Using

		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$149,802	$—	$—	$149,802
Loans held for sale	4,752	—	4,752	—
Mortgage servicing rights	7,000	—	—	7,000
Foreclosed properties and repossessed assets	55,436	—	—	55,436

Total assets at fair value	$216,990	$—	$4,752	$212,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2009		Fair Value Measurements Using

		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$93,380	$—	$—	$93,380
Loans held for sale	5,845	—	5,845	—
Mortgage servicing rights	10,463	—	—	10,463
Foreclosed properties and repossessed assets	52,563	—	—	52,563
Goodwill	—	—	—	—

Total assets at fair value	$162,251	$—	$5,845	$156,406

The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

In accordance with the accounting standards, goodwill with a carrying value of $72.2 million was written down to its implied fair value of zero, resulting in an impairment charge of $72.2 million, which was included in earnings for the fiscal year ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Condensed Parent Only Financial Information

The following represents the parent company only financial information of the Corporation:

	March 31,
		2009
	2010	(Restated)
	(In thousands)

ASSETS
Cash and cash equivalents	$1,128	$7,357
Investment in subsidiaries	166,364	308,338
Securities available for sale	—	57
Loans receivable from non-bank subsidiaries	4,600	20,442
Other	1,175	3,222

Total assets	$173,267	$339,416

LIABILITIES
Loans payable	$122,724	$116,300
Other liabilities	20,430	11,751

Total liabilities	143,154	128,051
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	30,113	211,365

Total liabilities and stockholders’ equity	$173,267	$339,416

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended March 31,
		2009
	2010	(Restated)	2008
		(In thousands)

Interest income	$166	$1,208	$2,033
Interest expense	16,968	6,216	3,936

Net interest expense	(16,802)	(5,008)	(1,903)
Equity in net income (loss) from subsidiaries	(158,709)	(225,643)	32,264
Non-interest income	102	—	12

Income (loss) from operations	(175,409)	(230,651)	30,373
Non-interest expense	2,191	3,437	553

Income (loss) before income taxes	(177,600)	(234,088)	29,820
Income tax benefit	(538)	(3,421)	(1,312)

Net income (loss)	$(177,062)	$(230,667)	$31,132

Condensed Statements of Cash Flows

	Year Ended March 31,
		2009
	2010	(Restated)	2008
		(In thousands)

Operating Activities
Net income (loss)	$(177,062)	$(230,667)	$31,132
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in net loss (income) of subsidiaries	158,709	225,643	(32,264)
Other	(9,897)	(1,621)	(610)

Net cash used by operating activities	(28,250)	(6,645)	(1,742)
Investing Activities
Proceeds from maturities of investment securities	—	653	279
Proceeds from sales of investment securities available for sale	119	—	—
Net (increase) decrease in loans receivable from non-bank subsidiaries	15,842	8,431	(1,383)
Capital contribution to Bank subsidiary	—	(110,000)	(39,000)
Capital contribution to non-Bank subsidiary	(5)	—	—
Dividends from Bank subsidiary	—	6,195	16,000

Net cash provided (used) by investing activities	15,956	(94,721)	(24,104)
Financing Activities
Increase (decrease) in loans payable	5,499	(2,165)	54,865
Issuance of preferred stock and common stock warrants	—	110,000	—
Purchase of treasury stock	—	—	(12,556)
Exercise of stock options	—	1,485	838
Purchase of stock by retirement plans	566	693	1,152
Cash dividends paid	—	(6,101)	(14,900)

Net cash provided (used) by financing activities	6,065	103,912	29,399
Increase (decrease) in cash and cash equivalents	(6,229)	2,546	3,553
Cash and cash equivalents at beginning of year	7,357	4,811	1,258

Cash and cash equivalents at end of year	$1,128	$7,357	$4,811

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Segment Information

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

Real Estate Investments:  The Corporation’s non-banking subsidiary, IDI, invested in limited partnerships in real estate developments. Such developments included recreational residential developments. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

The Real Estate Investment segment borrows funds from the Corporation to meet its operating needs. Such intercompany borrowings are eliminated in consolidation. The interest income and interest expense associated with such borrowings are also eliminated in consolidation.

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2010, 2009 and 2008, respectively.

	Year Ended March 31, 2010
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$95	$217,144	$(157)	$217,082
Interest expense	128	132,300	(157)	132,271

Net interest income (loss)	(33)	84,844	—	84,811
Provision for loan losses	—	161,926	—	161,926

Net interest loss after provision for loan losses	(33)	(77,082)	—	(77,115)
Other revenue from real estate operations	1,684	—	—	1,684
Other income	—	55,093	(24)	55,069
Other expense from real estate partnership operations	(4,983)	—	24	(4,959)
Other expense	—	(153,241)	—	(153,241)

Income (loss) before income taxes	(3,332)	(175,230)	—	(178,562)
Income tax expense (benefit)	(488)	(1,012)	—	(1,500)

Net income (loss)	$(2,844)	$(174,218)	$—	$(177,062)

Total assets at end of period	$5,945	$4,410,320	$—	$4,416,265

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2009
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$102	$261,373	$(1,213)	$260,262
Interest expense	1,116	135,569	(1,213)	135,472

Net interest income (loss)	(1,014)	125,804	—	124,790
Provision for loan losses	—	205,719	—	205,719

Net interest loss after provision for loan losses	(1,014)	(79,915)	—	(80,929)
Real estate investment partnership revenue	2,130	—	—	2,130
Other revenue from real estate operations	8,194	—	—	8,194
Other income	—	35,297	(90)	35,207
Real estate investment partnership cost of sales	(1,736)	—	—	(1,736)
Other expense from real estate partnership operations	(9,596)	—	90	(9,506)
Real estate partnership impairment	(17,631)	—	—	(17,631)
Non-controlling interest in income of real estate partnerships	148	—	—	148
Other expense	—	(196,642)	—	(196,642)

Loss before income taxes	(19,505)	(241,260)	—	(260,765)
Income tax benefit	(1,068)	(29,030)	—	(30,098)

Net loss	$(18,437)	$(212,230)	$—	$(230,667)

Total assets at end of period	$25,070	$5,247,040	$—	$5,272,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2008
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$141	$298,515	$(1,981)	$296,675
Interest expense	1,828	167,823	(1,981)	167,670

Net interest income (loss)	(1,687)	130,692	—	129,005
Provision for loan losses	—	22,551	—	22,551

Net interest income (loss) after provision for loan losses	(1,687)	108,141	—	106,454
Real estate investment partnership revenue	8,399	—	—	8,399
Other revenue from real estate operations	7,664	—	—	7,664
Other income	—	35,643	(119)	35,524
Real estate investment partnership cost of sales	(8,489)	—	—	(8,489)
Other expense from real estate partnership operations	(10,291)	—	119	(10,172)
Non-controlling interest in income of real estate partnerships	402	—	—	402
Other expense	—	(89,000)	—	(89,000)

Income (loss) before income taxes	(4,002)	54,784	—	50,782
Income tax expense (benefit)	(1,682)	21,332	—	19,650

Net income (loss)	$(2,320)	$33,452	$—	$31,132

Total assets at end of period	$72,028	$5,077,529	$—	$5,149,557

Goodwill	$—	$72,375	$—	$72,375

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Earnings per Share

The computation of earnings per share for fiscal years 2010, 2009 and 2008 is as follows:

	Twelve Months Ended March 31,
		2009
	2010	(Restated)	2008
	(In thousands)

Numerator:
Numerator for basic and diluted earnings per share — loss available to common stockholders	$(189,973)	$(232,839)	$31,132
Denominator:
Denominator for basic earnings per share — weighted-average shares	21,189	21,076	20,976
Effect of dilutive securities:
Employee stock options	—	—	120
Management Recognition Plans	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,189	21,076	21,096

Basic loss per common share	$(8.97)	$(11.05)	$1.48

Diluted loss per common share	$(8.97)	$(11.05)	$1.48

At March 31, 2010, approximately 475,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The warrant to purchase 7.4 million shares at an exercise price of $2.23 was not included in the computation of diluted earnings per share because the warrant’s exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the Senior Preferred Stock were converted are not included in the computation of diluted earnings per share for the years ended March 31, 2010, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Selected Quarterly Financial Information (Unaudited)

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2010	2009	2009	2009	2009	2008	2008	2008
	(In thousands, except per share data)

Interest income:
Loans	$43,708	$48,545	$49,551	$53,790	$55,910	$60,042	$59,450	$65,711
Securities and other	4,329	5,009	5,834	6,316	5,183	4,631	4,538	4,797

Total interest income	48,037	53,554	55,385	60,106	61,093	64,673	63,988	70,508
Interest expense:
Deposits	18,889	21,278	23,040	24,133	22,515	21,602	23,898	26,842
Other borrowed funds	10,524	9,943	13,406	11,058	9,870	10,364	10,136	10,245

Total interest expense	29,413	31,221	36,446	35,191	32,385	31,966	34,034	37,087

Net interest income	18,624	22,333	18,939	24,915	28,708	32,707	29,954	33,421
Provision for loan losses	20,170	10,456	60,900	70,400	56,385	92,970	46,964	9,400

Net interest income (loss) after provision for loan losses	(1,546)	11,877	(41,961)	(45,485)	(27,677)	(60,263)	(17,010)	24,021
Real estate investment partnership revenue	—	—	—	—	310	1,820	—	—
Service charges on deposits	3,509	3,949	4,146	3,829	3,528	3,966	4,134	3,859
Net gain (loss) on sale of loans	3,314	2,805	1,062	11,403	7,858	(228)	808	2,243
Net gain (loss) on sale of investment securities	1,699	5,783	2,108	1,505	—	(1,396)	(1,902)	—
Net impairment losses recognized in earnings	(339)	(346)	(186)	(213)	(805)	—	—	—
Other revenue from real estate operations	(709)	—	1,482	911	3,966	1,723	1,032	1,473
Other non-interest income	3,032	3,505	2,319	2,185	1,149	3,701	4,280	4,428

Total non-interest income	10,506	15,696	10,931	19,620	16,006	9,586	8,352	12,003
Compensation	12,178	12,415	14,099	14,350	14,373	13,828	14,770	13,501
Real estate partnership cost of sales	—	—	—	—	545	1,191	—	—
Federal deposit insurance premium	4,144	4,300	4,608	5,578	3,023	624	162	98
Other expenses from real estate partnership operations	1,089	211	2,208	1,451	16,052	7,170	1,724	2,191
REO operations-net expense	5,257	5,867	7,245	3,932	3,336	8,038	1,952	189
Other non-interest expense	14,425	14,977	15,905	13,961	13,015	87,479	11,664	11,006

Total non-interest expense	37,093	37,770	44,065	39,272	50,344	118,330	30,272	26,985

Income (loss) before income taxes	(28,133)	(10,197)	(75,095)	(65,137)	(62,015)	(169,007)	(38,930)	9,039
Income taxes	(1,503)	3	—	—	(16,147)	(1,899)	(15,618)	3,566

Net income (loss)	(26,630)	(10,200)	(75,095)	(65,137)	(45,868)	(167,108)	(23,312)	5,473
Income (loss) attributable to non-controlling interest in real estate partnerships	—	—	85	(85)	(246)	150	(13)	(39)
Preferred stock dividends and discount accretion	(3,211)	(3,228)	(3,228)	(3,244)	(2,172)	—	—	—

Net loss available to common equity of Anchor BanCorp	$(29,841)	$(13,428)	$(78,408)	$(68,296)	$(47,794)	$(167,258)	$(23,299)	$5,512

Earnings (loss) per common share:
Basic	$(1.40)	$(0.63)	$(3.71)	$(3.23)	$(2.26)	$(7.96)	$(1.11)	$0.26
Diluted	(1.40)	(0.63)	(3.71)	(3.23)	(2.26)	(7.96)	(1.11)	0.26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited the consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Corporation) as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation and the Bank will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, at March 31, 2010, all of the subsidiary bank’s regulatory capital amounts and ratios are below the required levels and the bank is considered “undercapitalized” under the regulatory framework for prompt corrective action. The subsidiary bank has also suffered recurring losses from operations. Failure to meet the capital requirements exposes the Corporation to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the subsidiary bank. In addition, as discussed in Note 11, the Corporation’s outstanding balance under the Amended and Restated Credit Agreement could be declared in default and become due or payable if financial covenants are not met. These matters raise substantial doubt about the ability of the Corporation to continue as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Corporation be unable to continue as a going concern.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated June 29, 2010 expressed an opinion that the Corporation had not maintained effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 29, 2010

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.
Madison, Wisconsin

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Corporation’s) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the corporation’s annual or interim financial statements will not be prevented or detected in a timely basis. The following material weakness has been identified and included in management’s assessment.

The Corporation did not maintain effective entity level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated June 29, 2010 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of for the year ended March 31, 2010 of Anchor BanCorp Wisconsin Inc. and our report dated June 29, 2010 expressed an unqualified opinion with an emphasis paragraph regarding the Corporation’s ability to continue as a going concern.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 29, 2010

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

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by our independent registered public accounting firm, as stated in its report included in Item 8.

Internal Control over Financial Reporting

During the year ended March 31, 2010, the Corporation identified a material weakness in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Corporation’s principal executive officer and principal financial officer concluded that the entity level controls over financial reporting in accordance with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2010, we have implemented a number changes in our internal control structure to address the material weaknesses described above. Following is a description of those changes.

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

3. Our controls over the preparation of consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) were not effective. We have made changes to the financial statement close process as follows to enable us to prepare timely, accurate financial statements in accordance with GAAP:

a. Completion of a GAAP Disclosure Checklist provided by a nationally recognized accounting support vendor on a quarterly basis. This has enabled us to ensure that all required disclosures have been identified and included as deemed necessary.

b. Developed a responsibility matrix and production calendar. The responsibility matrix identifies the preparer, reviewer and backup reviewer as well as a due date, which is determined by the production calendar.

c. Engaged a regional public accounting firm to assist in the preparation of technical accounting memos and oversight of the financial statement production process.

Other than the actions mentioned above, there has been no change in the Corporation’s internal control over financial reporting ((as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management believes that the changes to the Corporation’s internal control over financial reporting identified above remediate the material weaknesses in internal control described above.

/s/ Chris Bauer	/s/ Dale C. Ringgenberg

Chris Bauer	Dale C. Ringgenberg
Chairman of the Board, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer

June 29, 2010	June 29, 2010

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2010.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2010.

Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	474,670	(1)	$21.61	1,307,069	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	—		—	—

Total	474,670		$21.61	1,307,069

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2010, no shares of Common Stock were available for issuance under this plan.

(3)	Includes 429,869 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 9, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey & Pullen, LLP, dated June 29, 2010, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2010 and 2009.

Consolidated Statements of Income for each year in the three-year period ended March 31, 2010.

Consolidated Statements of Changes in Stockholders’ Equity for each year in the three-year period ended March 31, 2010.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2010.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc., as amended, including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K for the year ended March 31, 2001 filed on June 11, 2001, File No. 000-20006, Film No. 01657997) and Articles of Amendment with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series B dated January 30, 2009 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992) and Amendment to the Bylaws of Anchor BanCorp Wisconsin, Inc. dated June 2, 2009 (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
4.2	Warrant to Purchase Shares of Anchor BanCorp Wisconsin, Inc. Common Stock dated January 30, 2009 issued to the United States Department of the Treasury (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.2	Anchor BanCorp Wisconsin Inc. 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.3	Anchor BanCorp Wisconsin Inc. 1992 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.4	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to Annex B of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).
10.5	Anchor BanCorp Wisconsin Inc. Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.6	Employment Agreement among the Corporation, the Bank and Douglas J. Timmerman (incorporated by reference to Exhibit 10.6 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995 filed on June 22, 1995, File No. 000-20006).
10.7	Deferred Compensation Agreement between the Corporation and Douglas J. Timmerman, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992) and form of related Deferred Compensation Trust Agreement, as amended (incorporated by reference to Exhibit 10.7 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994 filed on June 29, 1994, File No. 000-20006).
10.8	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).
10.9	1995 Stock Incentive Plan (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).
10.10	Severance Agreement among the Corporation, the Bank and Ronald R. Osterholz (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995 filed on June 22, 1995, File No. 000-20006).
10.11	Severance Agreement among the Corporation, the Bank and Donald F. Bertucci (incorporated by reference to Exhibit 10.14 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1995 filed on June 22, 1995, File No. 000-20006).
10.12	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.13	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.14	AnchorBank, fsb Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 filed on August 2, 2005, File No. 000-20006, Film No. 05992357).
10.15	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994 filed on June 29, 1994, File No. 000-2006).
10.16	2001 Stock Option Plan for Non-Employee Directors (incorporated by reference to Annex C of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).

Exhibit No. 10.	Material Contracts:

10.17	2004 Equity Incentive Plan (incorporated by reference to Appendix B of Registrant’s proxy statement filed June 10, 2004, File No. 000-20006, Film No. 04857422).
10.18	Amendment No. 1 to AnchorBank fsb. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005 filed August 2, 2005, File No. 000-20006, Film No. 05992357).
10.19	Employment Agreement among the Corporation, the Bank and Mark D. Timmerman (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 22, 2005, File No. 000-20006, Film No. 051041343).
10.20	Amended and Restated Credit Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).
10.21	Pledge Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).
10.22	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 30, 2008, File No. 000-20006, Film No. 081098069).
10.23	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 22, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 31, 2008, File No. 000-20006, Film No. 081279327).
10.24	Letter Agreement including the Securities Purchase Agreement — Standard Terms, between Anchor BanCorp Wisconsin, Inc. and the United States Department of the Treasury, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
10.25	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 2, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 4, 2009, File No. 000-20006, Film No. 09654044).
10.26	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 29, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 2, 2009, File No. 000-20006, Film No. 09867558).
10.27	Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.28	Stipulation and Consent to Issuance of Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

Exhibit No. 10.	Material Contracts:

10.29	Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.30 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.30	Stipulation and Consent to Issuance of Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.31 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.31	Stock Purchase Agreement between Anchor Bancorp Wisconsin Inc. and Badger Anchor Holdings, LLC dated December 1, 2009 (incorporated by reference to Exhibit 10.32 of Registrant’s Current Report on Form 8-K filed December 3, 2009, File No. 000-20006, Film No. 091219363).
10.32	Loan Agreement between Anchor Bancorp Wisconsin Inc. and Badger Anchor Holdings, LLC dated December 1, 2009 (incorporated by reference to Exhibit 10.33 of Registrant’s Current Report on Form 8-K filed December 3, 2009, File No. 000-20006 Film No. 091219363).
10.33	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of December 22, 2009, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 23, 2009, File No. 000-20006, Film No. 091258727).
10.34	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of April 29, 2010, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 6, 2010, File No. 000-20006, Film No. 10808918).
10.35	Branch Sale Agreement between AnchorBank, fsb and Nicolet National Bank dated May 5, 2010 (filed herewith).
10.36	Branch Sale Agreement between AnchorBank, fsb and Royal Credit Union dated November 13, 2009 (filed herewith).

The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.22 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 21 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey & Pullen, LLP:

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

Exhibit No. 99.1

TARP/CPP Certification is included herein as an exhibit to this report.

Exhibit No. 99.2

TARP/CPP Certification is included herein as an exhibit to this report.

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

ANCHOR BANCORP WISCONSIN INC.

By:	/s/ Chris Bauer
Chris Bauer
President and Chief Executive Officer

Date: June 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Chris Bauer	By:	/s/ Dale C. Ringgenberg

	Chris Bauer President and Chief Executive Officer (principal executive officer)		Dale C. Ringgenberg Treasurer and Chief Financial Officer (principal financial and accounting officer)
	Date: June 29, 2010		Date: June 29, 2010

By:	/s/ Donald D. Kropidlowski	By:	/s/ Greg M. Larson

	Donald D. Kropidlowski Director		Greg M. Larson Director
	Date: June 29, 2010		Date: June 29, 2010

By:	/s/ Richard A. Bergstrom	By:	/s/ Pat Richter

	Richard A. Bergstrom Director		Pat Richter Director
	Date: June 29, 2010		Date: June 29, 2010

By:	/s/ James D. Smessaert	By:	/s/ Holly Cremer Berkenstadt

	James D. Smessaert Director		Holly Cremer Berkenstadt Director
	Date: June 29, 2010		Date: June 29, 2010

By:	/s/ Donald D. Parker	By:	/s/ David L. Omachinski

	Donald D. Parker Director		David L. Omachinski Director
	Date: June 29, 2010		Date: June 29, 2010