Form 10-Q
period 2010-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2010-08-06
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 30, 2010: 21,683,304

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(unaudited)
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$71,244	$42,411
Interest-bearing deposits	163,138	469,751

Cash and cash equivalents	234,382	512,162
Investment securities available for sale	485,175	416,203
Investment securities held to maturity (fair value of $37 and $40, respectively)	36	39
Loans, less allowance for loan losses of $166,649 at June 30, 2010 and $179,644 at March 31, 2010:
Held for sale	24,362	19,484
Held for investment	3,040,398	3,229,580
Foreclosed properties and repossessed assets, net	49,413	55,436
Real estate held for development and sale	1,251	1,304
Office properties and equipment	32,479	43,558
Federal Home Loan Bank stock—at cost	54,829	54,829
Accrued interest and other assets	76,604	83,670

Total assets	$3,998,929	$4,416,265

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$266,626	$285,374
Interest bearing deposits and accrued interest	2,958,756	3,267,388

Total deposits and accrued interest	3,225,382	3,552,762
Other borrowed funds	709,359	796,153
Other liabilities	39,840	37,237

Total liabilities	3,974,581	4,386,152

Commitments and contingent liabilities (Note 10)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	83,459	81,596
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,683,304 and 21,685,925 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,133	109,133
Retained deficit	(76,867)	(61,249)
Accumulated other comprehensive income related to AFS securities	7,740	507
Accumulated other comprehensive loss related to OTTI non credit issues	(5,267)	(5,906)

Total accumulated other comprehensive income (loss)	2,473	(5,399)
Treasury stock (3,680,035 and 3,677,414 shares, respectively), at cost	(90,852)	(90,975)
Deferred compensation obligation	(5,534)	(5,529)

Total stockholders’ equity	24,348	30,113

Total liabilities and stockholders’ equity	$3,998,929	$4,416,265

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$40,681	$53,790
Investment securities and Federal Home Loan Bank stock	3,445	6,047
Interest-bearing deposits	250	269

Total interest income	44,376	60,106

Interest expense:
Deposits	15,815	24,133
Other borrowed funds	9,753	11,058

Total interest expense	25,568	35,191

Net interest income	18,808	24,915
Provision for loan losses	8,934	70,400

Net interest income (loss) after provision for loan losses	9,874	(45,485)

Non-interest income:
Total other than temporary losses	—	(164)
Portion of loss recognized in other comprehensive income	—	160
Reclassification from other comprehensive income	(86)	(209)

Net impairment losses recognized in earnings	(86)	(213)
Loan servicing income (loss)	1,153	(182)
Credit enhancement income	253	377
Service charges on deposits	3,753	3,829
Investment and insurance commissions	956	804
Net gain on sale of loans	1,347	11,403
Net gain on sale of investment securities	112	1,505
Net gain on sale of branches	4,930	—
Other revenue from real estate partnership operations	386	911
Other	863	1,186

Total non-interest income	13,667	19,620
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Con’t.)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$11,825	$14,350
Occupancy	2,367	2,413
Federal deposit insurance premiums	4,075	5,578
Furniture and equipment	1,762	2,050
Data processing	1,572	1,932
Marketing	307	373
Other expenses from real estate partnership operations	502	1,451
Foreclosed properties and repossessed assets—net expense	3,644	3,932
Mortgage servicing rights impairment (recovery)	190	(1,344)
Foreclosure cost advance impairment	—	3,708
Other	9,451	4,829

Total non-interest expense	35,695	39,272

Loss before income taxes	(12,154)	(65,137)
Income taxes	—	—

Net loss	(12,154)	(65,137)
Income attributable to non-controlling interest in real estate partnerships	—	(85)
Preferred stock dividends and discount accretion	(3,368)	(3,244)

Net loss available to common equity of Anchor BanCorp	$(15,522)	$(68,296)

Comprehensive loss	$(4,282)	$(63,066)

Loss per common share:
Basic	$(0.73)	$(3.23)
Diluted	(0.73)	(3.23)
Dividends declared per common share	—	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

								Accu-
								mulated
								Other
								Compre-
	Non-			Additional	Retained		Deferred	hensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
					(Dollars in thousands except per share data)
Balance at April 1, 2009	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776
Comprehensive income (loss):
Net loss	—	—	—	—	(177,062)	—	—	—	(177,062)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(2,100)	(2,100)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(11,095)	(11,095)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	847	847
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	13,286	13,286

Comprehensive loss									$(176,124)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(5,500)	—	—	—	(5,500)
Issuance of treasury stock	—	—	—	(194)	(3,154)	3,769	(49)	—	372
Accretion of preferred stock discount	—	7,411	—	—	(7,411)	—	—	—	—

Balance at March 31, 2010	$—	$81,596	$2,536	$109,133	$(61,249)	$(90,975)	$(5,529)	$(5,399)	$30,113

Comprehensive income (loss):
Net loss	—	—	—	—	(12,154)	—	—	—	(12,154)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(112)	(112)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	86	86
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	7,898	7,898

Comprehensive loss									$(4,282)

Dividend on preferred stock	—	—	—	—	(1,505)	—	—	—	(1,505)
Issuance of treasury stock	—	—	—	—	(96)	123	(5)	—	22
Accretion of preferred stock discount	—	1,863	—	—	(1,863)	—	—	—	—

Balance at June 30, 2010	$—	$83,459	$2,536	$109,133	$(76,867)	$(90,852)	$(5,534)	$2,473	$24,348

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In Thousands)
Operating Activities
Net loss	$(12,154)	$(65,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	8,934	70,400
Provision for OREO losses	3,051	2,254
Provision for depreciation and amortization	1,192	1,315
Amortization and accretion of investment securities, net	1,126	(20)
Mortgage servicing rights impairment (recovery)	190	(1,344)
Foreclosure cost advance impairment	—	3,708
Cash paid due to origination of loans held for sale	(140,297)	(648,235)
Cash received due to sale of loans held for sale	136,766	706,262
Net gain on sales of loans	(1,347)	(11,403)
Net gain on sale of investment securities	(112)	(1,505)
Gain on sale of foreclosed properties	(1,162)	(483)
Gain on sale of branches	(4,930)	—
Net impairment losses recognized in earnings	86	213
Stock-based compensation expense	22	1
Decrease in accrued interest receivable	690	2,257
(Increase) decrease in prepaid expense and other assets	11,116	(3,125)
Increase in accrued interest payable on deposits	1,176	3,032
Increase (decrease) in other liabilities	(867)	1,213

Net cash provided by operating activities	3,480	59,403

Investing Activities
Proceeds from sales securities	4,315	46,641
Proceeds from maturities of securities	42,000	33,465
Purchase of securities	(123,037)	(116,481)
Principal collected on securities	14,526	28,932
Net decrease in loans held for investment	170,017	128,910
Purchases of office properties and equipment	(60)	(1,240)
Sales of office properties and equipment	9,947	132
Proceeds from sale of foreclosed properties	14,365	7,187
Investment in real estate held for development and sale	53	(177)

Net cash provided by investing activities	132,126	127,369
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
	(In Thousands)
Financing Activities
Increase (decrease) in deposit accounts	$(328,780)	$61,047
Increase in advance payments by borrowers for taxes and insurance	3,694	—
Proceeds from borrowed funds	—	257
Repayment of borrowed funds	(88,300)	(37,600)

Net cash provided by (used in) financing activities	(413,386)	23,704

Net increase (decrease) in cash and cash equivalents	(277,780)	210,476
Cash and cash equivalents at beginning of period	512,162	433,826

Cash and cash equivalents at end of period	$234,382	$644,302

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$24,392	$31,289
Income taxes	—	(7,007)

Non-cash transactions:
Transfer of loans to foreclosed properties	10,231	6,543
Securitization of mortgage loans held for sale to mortgage-backed securities	—	48,878
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of investment securities. The results of operations and other data for the three-month period ended June 30, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011. We have evaluated all subsequent events through the date of this filing. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
Certain prior period accounts have been reclassified to conform to the current period presentations. The 2009 stockholders’ equity has been restated to reflect $2.4 million of FDIC premium that should have been expensed in prior years. The reclassifications had no impact on prior year’s consolidated net loss.

Note 3 – Significant Risks and Uncertainties
Regulatory Agreements
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires the Corporation to notify, and in certain cases to obtain the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation developed and submitted to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. These reports have been submitted.
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
The Orders also required the Bank to meet and maintain a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12% no later than December 31, 2009. The Bank must also submit, and has submitted, to the OTS, within prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.
At September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, the Bank had a core capital ratio of 4.12%, 4.12%, 3.73% and 4.08%, respectively, and a total risk-based capital ratio of 7.36%, 7.59%, 7.32% and 7.63%, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Going Concern
The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Orders. The Corporation and the Bank continue to consult with the OTS and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in fiscal 2008, 2009 and 2010, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the

Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable Capital Restoration Plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OTS or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.
Branch Sales
Management of the Corporation has entered into an agreement for the sale of four branches in the Green Bay, Wisconsin area. The buyer will assume approximately $105 million in deposits along with loans, real estate and other assets. The sale and conversion was completed on July 23, 2010 and a gain of approximately $2.5 million was recognized.
Credit Risks
While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $12.2 million for the three months ended June 30, 2010. Stockholders’ equity decreased from $30.1 million or 0.68% of total assets at March 31, 2010 to $24.3 million or 0.61% of total assets at June 30, 2010. At June 30, 2010, the Bank’s risk-based capital is considered undercapitalized for regulatory purposes. Additionally, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Bank Order dated June 26, 2009. The recent losses originate from a provision for loan losses of $8.9 million for the three months ended June 30, 2010, along with an increase in nonaccrual loans, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.
The Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. If the OTS does not accept the capital restoration plan, the OTS could assess civil money penalties or take other enforcement actions against the Bank or the Corporation.
Further, the Corporation entered into an amendment (Amendment No. 6) to the Credit Agreement with U.S. Bank NA, as described in Note 12, which established new financial covenants. Under the terms of the amended Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of June 30, 2010, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement as amended on April 29, 2010, although there is no guaranty that the Corporation will remain in compliance with the covenants.
Note 4 – Recent Accounting Pronouncements
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.
ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Corporation on July 1, 2010 and are not expected to have a significant impact on the Corporation’s financial statements.
ASU No. 2010-20, “Receivables (Topic 830) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective April 1, 2010 and did not have an impact on the Corporation’s consolidated financial statements.

Note 5 — Investment Securities
The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At June 30, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$22,127	$136	$—	$22,263
Corporate stock and other	1,176	77	(124)	1,129
Agency CMOs and REMICs	729	27	—	756
Non-agency CMOs	81,762	760	(5,454)	77,068
Residential mortgage-backed securities	30,566	1,023	—	31,589
GNMA securities	346,342	6,407	(379)	352,370

	$482,702	$8,430	$(5,957)	$485,175

Held-to-maturity:
Residential mortgage-backed securities	$36	$1	$—	$37

	$36	$1	$—	$37

At March 31, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$51,029	$49	$(47)	$51,031
Corporate stock and other	1,176	72	(50)	1,198
Agency CMOs and REMICs	1,393	20	—	1,413
Non-agency CMOs	91,140	550	(6,323)	85,367
Residential mortgage-backed securities	14,907	593	(60)	15,440
GNMA securities	261,957	1,226	(1,429)	261,754

	$421,602	$2 ,510	$(7,909)	$416,203

Held-to-maturity:
Residential mortgage-backed securities	$39	$1	$—	$40

	$39	$1	$—	$40

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2010 and March 31, 2010.

	At June 30, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
Corporate stock and other	$14	$(50)	$13	$(74)	$27	$(124)
Non-agency CMOs	2,950	(13)	37,534	(5,441)	40,484	(5,454)
GNMA securities	16,105	(379)	—	—	16,105	(379)

	$19,069	$(442)	$37,547	$(5,515)	$56,616	$(5,957)

	At March 31, 2010
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
US government and federal agency obligations	$4,000	$(47)	$—	$—	$4,000	$(47)
Corporate stock and other	51	(13)	50	(37)	101	(50)
Non-agency CMOs	4,244	(37)	43,029	(6,286)	47,273	(6,323)
Residential mortgage-backed securities	1,336	(60)	—	—	1,336	(60)
GNMA securities	138,996	(1,429)	—	—	138,996	(1,429)

	$148,627	$(1,586)	$43,079	$(6,323)	$191,706	$(7,909)

The tables above represent 28 investment securities at June 30, 2010 compared to 43 at March 31, 2010 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other than temporary losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions are met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither of the conditions are met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).
In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.
The Corporation utilizes a discounted cash flow model in the determination of fair value which is used in the calculation of other-than-temporary impairments on non-agency Collateralized Mortgage Obligations (CMOs). This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.
To estimate fair value, the Corporation discounted its best estimate expected cash flows after credit losses at rates ranging from 4.0% to 14.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity, plus a spread to reflect the uncertainty of the cash flow estimates. The Corporation benchmarks its fair value results to a pricing service and monitors the market for actual trades. The Corporation includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs. The significant inputs used for calculating the credit loss portion of the other than temporarily impaired (OTTI) include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-averaged maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the bank has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of June 1, 2010. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 2.7% to 12.7%.
Based on the Corporation’s impairment testing as of June 30, 2010, 15 non-agency CMOs with a fair value of $33.2 million and an adjusted cost of $38.5 million were other-than-temporarily impaired compared to 15 non-agency CMOs with a fair value of $34.8 million and an adjusted cost basis of $40.7 million as of March 31, 2010. The portion of the other-than-temporary impairment due to credit of $86,000 and $1.1 million was included in earnings for the three month period ending June 30, 2010 and the year ending March 31, 2010, respectively.
The cumulative unrealized losses on the securities analyzed were $7.3 million at June 30, 2010 and $7.8 million at March 31, 2010. The difference between the total unrealized losses of $7.3 million and the credit loss of $2.0 million, or $5.3 million, was included in other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs.
The following table summarizes the fair value of 15 other-than-temporarily impaired non-agency CMOs by credit rating and collateral loan type. This table also includes a breakout of OTTI between impairment due to credit loss and impairment due to other factors for the quarter ended June 30, 2010.

			Total OTTI	Total OTTI
	Total Fair	Total	Related to	Related to
	Value	OTTI	Credit Loss	Other Factors
	(in thousands)
Total OTTI Non-Agency CMOs
Rating:
AAA	$3,382	$—	$—	$—
AA	2,357	—	—	—
A	1,605	—	—	—
BB and below	25,879	—	(86)	—

Total Non- Agency CMO’s	$33,223	$—	$(86)	$—

On a cumulative basis, other-than-temporary impairments related to credit loss by year of vintage were $1.2 million for 2007, $441,000 for 2006, $348,000 for 2005 and $25,000 prior to 2005.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Beginning balance of the amount of OTTI related to credit losses	$1,889	$805

The credit portion of other-than-temporary-impairment not previously recognized	—	4
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	86	209

Ending balance of the amount of OTTI related to credit losses	$1,975	$1,018

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended
	June 30,
	2010	2009
	(in thousands)
Proceeds from sales	$4,315	$46,641

Gross gains on sales	$112	$1,507
Gross losses on sales	—	(2)

Net gain on sales	$112	$1,505

At June 30, 2010 and March 31, 2010, investment securities available-for-sale with a fair value of approximately $415.1 million and $301.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of investment securities by contractual maturity at June 30, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $5.5 million at June 30, 2010. There are no investment securities subject to twelve-month calls at June 30, 2010.

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total
	(Dollars In Thousands)
Available-for-sale, at fair value:
U.S. government and federal agency obligations	$13,100	$4,134	$—	$5,029	$22,263
Corporate stock and other	25	—	—	1,104	1,129
Agency CMOs and REMICs	—	—	316	440	756
Non-agency CMOs	—	1,963	15,392	59,713	77,068
Residential mortgage-backed securities	602	774	6,744	23,469	31,589
GNMA secrurities	—	—	778	351,592	352,370

Total	$13,727	$6,871	$23,230	$441,347	$485,175

Held-to-maturity, at fair value:
Residential mortgage-backed securities	$—	$—	$37	$—	$37

Total	$—	$—	$37	$—	$37

	$13,727	$6,871	$23,267	$441,347	$485,212

Held-to-maturity, at cost:
Residential mortgage-backed securities	$—	$—	$36	$—	$36

Note 6 – Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	June 30,	March 31,
	2010	2010

First mortgage loans:
Single-family residential	$721,697	$765,312
Multi-family residential	585,293	614,930
Commercial real estate	791,954	842,905
Construction	98,480	108,486
Land	222,120	231,330

	2,419,544	2,562,963
Second mortgage loans	314,264	352,795
Education loans	325,696	331,475
Commercial business loans and leases	148,670	164,329
Credit card and other consumer loans	22,520	24,990

	3,230,694	3,436,552

Contras to loans:
Undisbursed loan proceeds*	(19,672)	(23,334)
Allowance for loan losses	(166,649)	(179,644)
Unearned loan fees	(3,888)	(3,898)
Net discount on loans purchased	(6)	(8)
Unearned interest	(81)	(88)

	(190,296)	(206,972)

	$3,040,398	$3,229,580

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended June 30,
	2010	2009
	(Dollars In Thousands)
Allowance at beginning of period	$179,644	$137,165
Provision	8,934	70,400
Charge-offs	(22,193)	(69,174)
Recoveries	264	1,064

Allowance at end of period	$166,649	$139,455

As of June 30, 2010, the Corporation had loans totaling $4.9 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. If appraisal values relating to these real estate secured loans, which include various assumptions, prove to be overstated and/or decline over the contractual term of the loan, the Corporation may have inadequate security for the repayment of the loan. As of June 30, 2010, $531,000 of our impaired loans remain on interest reserve, all of which have been placed on non-accrual status. These funds are restricted to be used for tenant improvements only.

At June 30, 2010, the Corporation has identified $375.3 million of loans as impaired, net of allowances and including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
Impaired loans with specific reserve required	$200,090	$210,422	$124,179	$52,866

Impaired loans without a specific reserve	235,094	238,541	103,635	51,192

Total impaired loans	435,184	448,963	227,814	104,058

Less:
Specific valuation allowance	(59,846)	(60,620)	(30,799)	(17,639)

	$375,338	$388,343	$197,015	$86,419

Average impaired loans	$406,059	$364,585	$194,923	$67,138

Interest income recognized on impaired loans	$1,881	$11,939	$9,484	$107

Loans and troubled debt restructurings on non-accrual status	$372,611	$369,072	$227,814	$104,058

Troubled debt restructurings — accrual	$62,573	$79,891	$—	$—

Troubled debt restructurings — non-accrual	$62,923	$44,578	$61,460	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
Currently, all impaired loans (except for performing troubled debt restructurings) are placed on nonaccrual status. In those instances in which terms of a loan have been modified, including troubled debt restructurings, the Corporation’s policy is to remove the non-performing designation at such time the borrower has complied with the modified terms of the loan for at least six months and applicable underwriting criteria have been satisfied, including an indication of sufficient collateral coverage. In the event a portion of a loan has been charged-off to reflect deterioration in fair value of the collateral, no recovery is recognized until the modified loan has been fully satisfied. Those loans past due more than 90 days are considered non-performing.
The Corporation is currently committed to lend approximately $2.1 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. All of the $2.1 million in unused funds on impaired loans is applicable to non-performing loans. The Corporation has a process in place and will continue to monitor its portfolio on a regular basis and will only lend additional funds as warranted on these impaired loans.
Approximately 21% of the impaired loans as of June 30, 2010 relate to residential construction and residential land loans. As of June 30, 2010, $235.1 million of impaired loans do not have any specific valuation allowance. The

$235.1 million of impaired loans without a specific valuation allowance as of June 30, 2010 are generally impaired due to the fact that there has been a partial charge off to net realizable value or in the case of the homogeneous pool due to a delay in payment.
The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, throughout fiscal year 2010 and into the first quarter of fiscal year 2011, as reflected in recently received appraisals. Currently, $360.8 million or approximately 82.8% of the outstanding balance of impaired loans secured by real estate have recent appraisals (i.e. within one year) or an appraisal is not required due to the fact that the loan is either fully reserved or has a small balance and is included in a homogenous pool of loans; uses a net present value of future cash flows for impairment; or has an SBA guaranty although the Corporation continues to receive appraisals. If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses significantly.
Note 7 — Foreclosed Properties and Repossessed Assets
Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at the lesser of carrying cost or fair value at the date of foreclosure less estimated selling expenses, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.
A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	For the three months ended	For the year ended
	June 30,	March 31,
	2010	2010
Balance at beginning of period	$55,436	$52,563

Additions	10,231	61,090
Capitalized improvements	—	—
Valuations/write-offs	(3,051)	(18,129)
Net gain on sale	1,162	632
Sales	(14,365)	(40,720)

Balance at end of period	$49,413	$55,436

During the three months ended June 30, 2010, net expense from REO operations was $3.6 million, consisting of $3.1 million of valuations and write offs, $1.2 million of net gain on sales and $1.7 million of net expenses from operations.

Note 8 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2010 and March 31, 2010:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At June 30, 2010
Tier 1 capital (to adjusted tangible assets)	$163,103	4.08%	$120,055	3.00%	$200,091	5.00%
Risk-based capital (to risk-based assets)	197,045	7.63	206,609	8.00	258,262	10.00
Tangible capital (to tangible assets)	163,103	4.08	60,027	1.50	N/A	N/A

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
As of June 30, 2010, the most recent notification from the OTS categorizes the Bank as undercapitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain core, tangible and risk-based capital ratios of 3.00%, 1.50% and 8.00%, respectively. In June, 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements.
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
	(In Thousands)
Stockholders’ equity of the Bank	$166,103	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(527)	(1,418)
Accumulated other comprehensive income	(2,473)	5,399

Tier 1 and tangible capital	163,103	164,932
Plus: Allowable general valuation allowances	33,942	36,130

Risk-based capital	$197,045	$201,062

Note 9 — Earnings Per Share
Basic earnings per share for the three months ended June 30, 2010 and 2009 have been determined by dividing net income for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	$(15,522)	$(68,296)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,251	21,145
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,251	21,145

Basic loss per common share	$(0.73)	$(3.23)

Diluted loss per common share	$(0.73)	$(3.23)

At June 30, 2010, approximately 430,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The U.S. Treasury’s warrants to purchase 7.4 million shares at an exercise price of $2.23 were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the U.S. Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009.
Note 10 — Commitments and Contingent Liabilities
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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	June 30,	March 31,
	2010	2010
Commitments to extend credit:	$22,915	$20,796
Unused lines of credit:
Home equity	124,071	142,044
Credit cards	37,136	37,360
Commercial	39,990	42,968
Letters of credit	18,629	25,393
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	21,602
IDI borrowing guarantees-unfunded	408	393
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
The IDI borrowing guarantees-unfunded represented the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships, which are included in the consolidated financial statements. For additional information, see “Guarantees” in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Note 11 — Fair Value of Financial Instruments
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
Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed to the FHLB at its par value.
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
Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2010 and March 31, 2010.

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	June 30, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$234,382	$234,382	$512,162	$512,162
Investment securities available for sale	485,175	485,175	416,203	416,203
Investment securities held to maturity	36	37	39	40
Loans held for sale	24,362	25,086	19,484	19,622
Loans receivable	3,040,398	3,142,997	3,229,580	3,278,903
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	19,468	19,468	20,159	20,159

Financial liabilities:
Deposits	3,218,713	3,209,331	3,543,799	3,513,254
Other borrowed funds	709,359	704,187	796,153	783,326
Accrued interest payable—borrowings	10,558	10,558	7,088	7,088
Accrued interest payable—deposits	6,669	6,669	8,963	8,963
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
Fair Value on a Recurring Basis
The following table presents the financial instruments carried at fair value as of June 30, 2010 and March 31, 2010, by the valuation hierarchy (as described above) (in thousands):

	June 30, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government and federal agency obligations	$22,263	$—	$22,263	$—
Agency CMOs and REMICs	756	—	756	—
Non-agency CMOs	77,068	—	—	77,068
Residential mortgage-backed securities	31,589	—	31,589	—
GNMA securities	352,370	—	352,370	—
Corporate bonds	1,102	577	525	—

Available for sale equity securities:
Financial services	27	27	—	—

Total assets at fair value	$485,175	$604	$407,503	$77,068

	March 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government and federal agency obligations	$51,031	$—	$51,031	$—
Agency CMOs and REMICs	1,413	—	—	1,413
Non-agency CMOs	85,367	—	—	85,367
Residential mortgage-backed securities	15,440	—	—	15,440
GNMA securities	261,754	—	—	261,754
Corporate bonds	1,097	572	525	—

Available for sale equity securities:
Financial services	101	101	—	—

Total assets at fair value	$416,203	$673	$51,556	$363,974

There were no transfers in or out of level 1 during the three months ended June 30, 2010. The corporation transferred its mortgage related securities to level 3 during the quarter ended September 30, 2008 due to the fact that they were in an illiquid market. Transfers between levels are reflected as of the end of the quarter. On June 30, 2010, the Corporation transferred $756,000 of CMOs and REMICs, $31.6 million of residential mortgage-backed securities and $352.4 million of GNMA securities from level 3 to level 2 during the three month period ending June 30, 2010 due to improvements in the market for these securities.
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

					Year Ended
	Three Months Ended June 30, 2010				March 31, 2010
			Residential		Investment
	Agency CMOs and		mortgage-backed		Securities
	REMICs	Non-agency CMOs	securities	GNMA securities	Available for Sale
Balance at beginning of period	$1,413	$85,367	$15,440	$261,754	$407,301

Total gains (losses) (realized/unrealized)
Included in earnings	—	320	(5)	(1,327)	7,253
Included in other comprehensive income	6	1,079	491	6,232	1,786
Included in earnings as other than temporary impairment	—	(86)	—	—	(1,084)
Purchases	—	—	17,058	92,879	437,141
Securitization of mortgage loans held for sale to mortgage-related securities	—	—	—	—	48,878
Principal repayments	(663)	(5,297)	(1,395)	(7,168)	(104,331)
Sales	—	(4,315)	—	—	(432,970)
Transfers in and/or out of level 3	(756)	—	(31,589)	(352,370)	—

Balance at end of period	$—	$77,068	$—	$—	$363,974

An independent pricing service is used to price available-for-sale U.S. government and federal agency obligations, corporate stock and other, Agency CMOs and REMICs, and residential mortgage-backed securities using a market data model under Level 2. The significant inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data including market research publications.
Available-for-sale non-agency CMO securities are valued by an independent pricing service using a discounted cash flow model that utilizes Level 3 inputs. The significant inputs used by the model include 30 to 59 day delinquency of 0% to 7.0%, 60 to 89 day delinquency of 0% to 3.1%, 90 plus day delinquency of 0% to 15.6%, loss severity of 23.1% to 52.9%, yields of 4.5% to 7.5%, conditional repayment rates of 5.1% to 24.1%, discount rates of 4.0% to 14.0%, and current credit support of 1.9% to 28.4%.
A pricing service was used to value our investment securities and mortgage-related securities as of June 30, 2010. The Corporation utilized fair value estimates obtained from an independent pricing service as of June 30, 2010 for all non-agency mortgage-related securities over $100,000. The Corporation obtained fair value estimates on 99.8% of the non-agency CMO portfolio from an independent pricing service as of June 30, 2010. These estimates were determined using a discounted cash flow model in accordance with the guidance provided in ASC 820-10-65. The significant inputs to the discounted cash flow model are prepayment speeds of 5.1% to 24.2%, default rates of 0.4% to 12.7%, loss severities of 23.1% to 52.9% and discount rates of 4.0% to 14.0%.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$140,244	$—	$—	$140,244
Mortgage servicing rights	20,919	—	—	20,919
Foreclosed properties and repossessed assets	49,413	—	—	49,413

Total assets at fair value	$210,576	$—	$—	$210,576

	March 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$149,802	$—	$—	$149,802
Loans held for sale	4,752	—	4,752	—
Mortgage servicing rights	7,000	—	—	7,000
Foreclosed properties and repossessed assets	55,436	—	—	55,436

Total assets at fair value	$216,990	$—	$4,752	$212,238

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
Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at the lesser of carrying cost or fair value less estimated costs to sell through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed properties and repossessed assets, upon initial recognition, are estimated using Level 3 inputs based on appraisals adjusted for market discounts. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets.

Note 12 — Credit Agreement
The Corporation owes $116.3 million to various lenders led by U.S. Bank under the Amended and Restated Credit Agreement dated June 9, 2008, as amended (the Credit Agreement) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.”. The Corporation is currently in default of the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On April 29, 2010, the Corporation entered into Amendment No. 6 (the Amendment”) to the Credit Agreement. Under the Amendment, the Agent and the lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other existing defaults); or (ii) May 31, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 0% per annum up to and including April 28, 2010 and at all times thereafter at a floating rate per annum equal to the prime rate announced by the Agent from time to time, plus a “Deferred Interest Rate” of 4.0% per annum up to and including April 28, 2010 and at all times thereafter, the difference at any time between 12.0% per annum and the Base Rate. Interest accruing at the Base Rate is due on the last day of each month and on May 31, 2011; interest accruing at the Deferred Interest Rate is due on the earlier of (i) the date the Loans are paid in full or (ii) May 31, 2011. At June 30, 2010, the Corporation had accrued interest payable related to the Credit agreement of $8.4 million and accrued amendment fee payable related to the Credit Agreement of $4.7 million.
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
The total outstanding balance under the Credit Agreement as of June 30, 2010 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The

Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2011.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2010, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on April 29, 2010. Under the terms of the Credit Agreement, as amended on April 29, 2010, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
Note 13 — Capital Purchase Program
Pursuant to the Capital Purchase Program (CPP), the U.S. Treasury, on behalf of the U.S. government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment will have a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. We elected to participate in the CPP and received $110 million. We have deferred five dividend payments on the Series B Preferred Stock held by Treasury. After we defer six dividend payments, we will discontinue the accrual of dividends. If we defer one more dividend payment, Treasury will have the right to appoint two individuals to our board.
Note 14 — Branch Sales
On June 25, 2010, the Corporation completed the sale of 11 branches located in Northwest Wisconsin to Royal Credit Union headquartered in Eau Claire, Wisconsin. Royal Credit Union assumed approximately $171.2 million in deposits and acquired $61.8 million in loans and $9.8 million in office properties and equipment. The net gain on the sale was $4.9 million. The net gain included a $3.9 million core deposit intangible impairment that was required when designated core deposits were sold in this transaction.
On July 23, 2010, the Corporation completed the sale of 4 branches located in Green Bay, Wisconsin and surrounding communities to Nicolet National Bank headquartered in Green Bay, Wisconsin. Nicolet National Bank assumed $105.1 million in deposits and acquired $24.8 million in loans and $0.4 million in office properties and equipment. The net gain on the sale was $2.5 million.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated financial condition and results of operations of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the three months ended June 30, 2010, which includes information on the Corporation’s asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this report.
Executive Overview
Highlights for the first quarter ended June 30, 2010 include:
•	Diluted loss per common share decreased to $(0.73) for the quarter ended June 30, 2010 compared to $(3.23) per share for the quarter ended June 30, 2009, primarily due to a $61.5 million decrease in the provision for loan losses and a $3.6 million decrease in non-interest expense;

•	The interest rate spread decreased to 1.95% for the quarter ended June 30, 2010 compared to 2.01% for the quarter ended June 30, 2009;

•	Loans receivable decreased $184.3 million, or 5.7%, since March 31, 2010;

•	Deposits and accrued interest decreased $327.4 million, or 9.2%, since March 31, 2010;

•	Book value per common share was $(3.95) at June 30, 2010 compared to $(3.68) at March 31, 2010 and $1.71 at June 30, 2009;

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank) decreased $2.5 million, or 0.6%, to $422.0 million at June 30, 2010 from $424.5 million at March 31, 2010, and total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $3.5 million, or 1.0% to $372.6 million at June 30, 2010 from $369.1 million at March 31, 2010; and

•	Provision for loan losses decreased $61.5 million, or 87.3%, to $8.9 million for the three months ended June 30, 2010 from $70.4 million for the three months ended June 30, 2009 and $11.2 million, or 55.7%, from $20.2 million for the three months ended March 31, 2010.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2010	3/31/2010	12/31/2009	9/30/2009
Operations Data:
Net interest income	$18,808	$18,624	$22,333	$18,939
Provision for loan losses	8,934	20,170	10,456	60,900
Net gain on sale of loans	1,347	3,314	2,805	1,062
Real estate investment partnership revenue	—	—	—	—
Other non-interest income	12,320	7,192	12,816	9,796
Real estate investment partnership cost of sales	—	—	—	—
Other non-interest expense	35,695	37,093	37,695	43,992
Loss before income tax expense (benefit)	(12,154)	(28,133)	(10,197)	(75,095)
Income tax expense (benefit)	—	(1,503)	3	—
Net loss	(12,154)	(26,630)	(10,200)	(75,095)
(Income) loss attributable to non-controlling interest in real estate partnerships	—	—	—	85
Preferred stock dividends and discount accretion	(3,368)	(3,211)	(3,228)	(3,228)
Net loss available to common equity of Anchor BanCorp	(15,522)	(29,841)	(13,428)	(78,408)

Selected Financial Ratios (1):
Yield on earning assets	4.37%	4.56%	4.92%	4.62%
Cost of funds	2.42	2.69	2.79	3.00
Interest rate spread	1.95	1.87	2.13	1.62
Net interest margin	1.85	1.77	2.05	1.58
Return on average assets	(1.13)	(2.40)	(0.89)	(5.97)
Return on average equity	(184.75)	(232.27)	(64.05)	(242.30)
Average equity to average assets	0.61	1.03	1.39	2.46
Non-interest expense to average assets	3.33	3.34	3.30	3.49

Per Share:

Basic loss per common share	$(0.73)	$(1.40)	$(0.63)	$(3.71)
Diluted loss per common share	(0.73)	(1.40)	(0.63)	(3.71)
Dividends per common share	—	—	—	—
Book value per common share	(3.95)	(3.68)	(2.66)	(1.70)

Financial Condition:

Total assets	$3,998,929	$4,416,265	$4,453,975	$4,634,619
Loans receivable, net
Held for sale	24,362	19,484	35,640	28,904
Held for investment	3,040,398	3,229,580	3,383,246	3,506,464
Deposits and accrued interest	3,225,382	3,552,762	3,598,185	3,739,997
Other borrowed funds	709,359	796,153	759,479	759,479
Stockholders’ equity	24,348	30,113	52,243	73,370
Allowance for loan losses	166,649	179,644	164,494	170,664
Non-performing assets(2)	422,024	424,508	344,362	453,510

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

	Three Months Ended
(Dollars in thousands - except per share amounts)	6/30/2009	3/31/2009	12/31/2008	9/30/2008
Operations Data:
Net interest income	$24,915	$28,708	$32,707	$29,954
Provision for loan losses	70,400	56,385	92,970	46,964
Net gain (loss) on sale of loans	11,403	7,858	(228)	808
Real estate investment partnership revenue	—	310	1,836	—
Other non-interest income	8,217	7,794	7,905	7,439
Real estate investment partnership cost of sales	—	545	1,191	—
Other non-interest expense	39,272	49,755	117,066	30,167
Loss before income tax expense (benefit)	(65,137)	(62,015)	(169,007)	(38,930)
Income tax expense (benefit)	—	(16,147)	(1,899)	(15,618)
Net loss	(65,137)	(45,868)	(167,108)	(23,312)
(Income) loss attributable to non-controlling interest in real estate partnerships	(85)	(246)	150	(13)
Preferred stock dividends and discount accretion	(3,244)	(2,172)	—	—
Net loss available to common equity of Anchor BanCorp	(68,296)	(47,794)	(167,258)	(23,299)

Selected Financial Ratios (1):
Yield on earning assets	4.80%	5.22%	5.69%	5.59%
Cost of funds	2.79	2.72	2.81	3.00
Interest rate spread	2.01	2.50	2.88	2.59
Net interest margin	1.99	2.45	2.88	2.62
Return on average assets	(4.92)	(3.62)	(13.72)	(1.89)
Return on average equity	(132.26)	(84.21)	(242.66)	(27.69)
Average equity to average assets	3.72	4.30	5.66	6.84
Non-interest expense to average assets	2.97	4.00	9.70	2.45

Per Share:

Basic earnings (loss) per common share	$(3.23)	$(2.26)	$(7.96)	$(1.11)
Diluted earnings (loss) per common share	(3.23)	(2.26)	(7.96)	(1.11)
Dividends per common share	—	—	0.01	0.10
Book value per common share	1.71	4.70	6.80	14.76

Financial Condition:

Total assets	$5,236,909	$5,272,110	$4,798,847	$4,928,074
Loans receivable, net
Held for sale	115,340	161,964	32,139	4,099
Held for investment	3,641,708	3,896,439	3,948,065	4,069,369
Deposits and accrued interest	3,987,906	3,923,827	3,413,449	3,349,335
Other borrowed funds	1,041,049	1,078,392	1,152,112	1,210,562
Stockholders’ equity	146,918	211,365	146,662	317,501
Allowance for loan losses	139,455	137,165	122,571	64,614
Non-performing assets(2)	190,381	280,377	410,695	184,754

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

Critical Accounting Policies
          There are a number of accounting policies that require the use of judgment. Some of the more significant policies are as follows:
•	Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost that are deemed to be other than temporary due to credit loss are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions are met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions are met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in other comprehensive income (loss).

•	The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. The allowance is comprised of both a specific component and a general component. Specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors pursuant to ASC 450-2 “Loss Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

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

We regularly obtain updated appraisals for real estate collateral dependent loans for which we deem it appropriate to assess whether or not a specific asset is impaired. Loans having unpaid principal balance of $500,000 or less and considered to be include in a homogenous pool of assets do not require an impairment analysis therefore updated appraisals are not obtained until the foreclosure or sheriff sale occurs. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. The fair value of such loans for which current and acceptable appraisals are not available is approximately $74.4 million based on the Corporation’s best estimate of fair value, discounted at various rates depending on the collateral type.

Collateral dependent loans are considered to be non-performing at such time that they become ninety days past due or a probable loss is expected. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the fair value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral. These discounts are 25 percent on commercial real estate and 35 percent on unimproved land if the appraisal is over one year old. These discount percentages are based on actual experience over the past nine month period. If the appraisal is within one year, the Corporation applies a discount of 15 percent. The Corporation believes these discounts reflect market factors, the locations in which the collateral is located and the estimated cost to dispose.

We consider the allowance for loan losses at June 30, 2010 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

•	Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets, upon initial recognition, is recorded at fair value, less estimated selling expenses. Each parcel of real estate owned is appraised within six months of the time of acquisition of such property and periodically thereafter. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets. The value may be adjusted based on a new appraisal or as a result of an adjustment to the sale price of the property.

•	Mortgage servicing rights are established on loans that are originated and subsequently sold with servicing retained. A portion of the loan’s book basis is allocated to mortgage servicing rights at the time of sale. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market participant assumptions for prepayments or defaults, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

•	The Corporation provides for federal income taxes with a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. The Corporation regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Corporation’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

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

RESULTS OF OPERATIONS
General. Net loss for the three months ended June 30, 2010 decreased $52.9 million or 81.3% to a net loss of $12.2 million from a net loss of $65.1 million as compared to the same respective period in the prior year. The decrease in net loss for the three-month period compared to the same period last year was largely due to a decrease in provision for loan losses of $61.5 million and a decrease in non-interest expense of $3.6 million, which were partially offset by a decrease in net interest income of $6.1 million and a decrease in non-interest income of $6.0 million.
Net Interest Income. Net interest income decreased $6.1 million or 24.5% for the three months ended June 30, 2010, as compared to the same respective period in the prior year. Interest income decreased $15.7 million or 26.2% for the three months ended June 30, 2010, as compared to the same period in the prior year. Interest expense decreased $9.6 million or 27.3% for the three months ended June 30, 2010, as compared to the same period in the prior year. The net interest margin decreased to 1.85% for the three-month period ended June 30, 2010 from 1.99% for the three-month period in the prior year. The change in the net interest margin reflects the decrease in yield on interest-earning assets from 4.80% to 4.37% during the three months ended June 30, 2009 and 2010, respectively. The decrease in the yield on interest-earning assets is primarily the result of the reversal of $6.1 million of interest income on non-accrual loans as well as the decline in interest rates. The interest rate spread decreased to 1.95% from 2.01% for the three-month period ended June 30, 2010, as compared to the same respective period in the prior year.
Interest income on loans decreased $13.1 million or 24.4%, for the three months ended June 30, 2010, as compared to the same respective period in the prior year. This decrease was primarily attributable to a decrease of 28 basis points in the average yield on loans to 5.11% from 5.39% for the three-month period. The decrease in the yield on loans was due to the level of loans on non-accrual status as well as a modest decline in rates on loans. In addition, the average balances of loans decreased $805.4 million for the three months ended June 30, 2010, as compared to the same period in the prior year.
Interest income on investment securities decreased $2.6 million or 43.0% for the three-month period ended June 30, 2010, as compared to the same respective period in the prior year, due to a decrease of $81.0 million in the three-month average balance of investment securities as well as a decrease of 157 basis points in the average yield on investment securities to 3.41% from 4.98% for the three-month period. This decrease reflects management’s change in mix of investment securities to a lower risk weighted category. Interest income on interest-bearing deposits decreased $19,000 for the three months ended June 30, 2010, as compared to the same respective periods in 2009, primarily due to a decrease in the average balances offset by increases in the average yields for the three-month period.
Interest expense on deposits decreased $8.3 million or 34.5% for the three months ended June 30, 2010, as compared to the same respective period in 2009. This decrease was primarily attributable to a decrease of 62 basis points in the weighted average cost of deposits to 1.81% from 2.43% for the three months ended June 30, 2010, as well as a decrease in the average balance of deposits and accrued interest of $483.4 million, as compared to the same respective period in the prior year. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on other borrowed funds decreased $1.3 million or 11.8% during the three months ended June 30, 2010, as compared to the same respective period in the prior year. The weighted average cost of other borrowed funds increased 114 basis points to 5.31% from 4.17% for the three-month period ended June 30, 2010, as compared to the same respective periods last year due to the fact that we incurred an amendment fee which is being amortized to interest expense and the weighted average rate on borrowings increased over the prior year. For the three-month period ended June 30, 2010, the average balance of other borrowed funds decreased $326.3 million, as compared to the same respective period in 2009.
Provision for Loan Losses. Provision for loan losses decreased $61.5 million or 87.3% for the three-month period ended June 30, 2010, as compared to the same respective period last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread. The table on the following page shows the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,360,715	$29,787	5.05%	$2,972,040	$40,188	5.41%
Consumer loans	695,056	8,803	5.07	802,808	10,747	5.35
Commercial business loans	127,223	2,091	6.57	213,526	2,855	5.35

Total loans receivable (2) (3)	3,182,994	40,681	5.11	3,988,374	53,790	5.39
Investment securities (4)	404,497	3,445	3.41	485,538	6,047	4.98
Interest-bearing deposits	419,357	250	0.24	483,263	269	0.22
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	4,061,677	44,376	4.37	5,012,004	60,106	4.80
Non-interest-earning assets	230,328			274,127

Total assets	$4,292,005			$5,286,131

Interest-Bearing Liabilities
Demand deposits	$961,967	1,093	0.45	$944,120	1,366	0.58
Regular passbook savings	258,386	159	0.25	240,204	165	0.27
Certificates of deposit	2,272,748	14,563	2.56	2,792,135	22,602	3.24

Total deposits	3,493,101	15,815	1.81	3,976,459	24,133	2.43
Other borrowed funds	735,216	9,753	5.31	1,061,545	11,058	4.17

Total interest-bearing liabilities	4,228,317	25,568	2.42	5,038,004	35,191	2.79

Non-interest-bearing liabilities	37,373			51,381

Total liabilities	4,265,690			5,089,385
Stockholders’ equity	26,315			196,746

Total liabilities and stockholders’ equity	$4,292,005			$5,286,131

Net interest income/interest rate spread (5)		$18,808	1.95%		$24,915	2.01%

Net interest-earning assets	$(166,640)			$(26,000)

Net interest margin (6)			1.85%			1.99%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			0.99

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income. Non-interest income decreased $6.0 million or 30.3% to $13.7 million for the three months ended June 30, 2010, respectively, as compared to $19.6 million for the same respective period in 2009. The decrease for the three-month period ended June 30, 2010 was primarily due to the decrease in net gain on sale of loans of $10.1 million as a result of decreased refinancing activity. In addition, net gain on sale of investment securities decreased $1.4 million due to fewer sales, other revenue from real estate operations decreased $525,000 due to the fact that we sold the majority of the real estate segment in September 2009, other non-interest income decreased $323,000 and credit enhancement income decreased $124,000. These decreases were partially offset by an increase in net gain on sale of branches of $4.9 million due to sale of 11 branches in Northwest Wisconsin in the current year. In addition, loan servicing income increased $1.4 million due to decreased amortization of mortgage servicing rights in the current period, investment and insurance commissions increased $152,000 and net impairment losses recognized in earnings decreased $127,000 for the three-month period ended June 30, 2010, as compared to the same respective period in the prior year.
Non-Interest Expense. Non-interest expense decreased $3.6 million or 9.1% to $35.7 million for the three months ended June 30, 2010, as compared to $39.3 million for the same respective period in 2009. The decrease for the three-month period was primarily due to a decrease of $3.7 million in foreclosure cost impairment. In addition, compensation expense decreased $2.5 million due to decreased incentives in the current year, federal insurance premiums decreased $1.5 million due to a special assessment in the prior year, other expenses from real estate operations decreased $949,000 due to the fact that we sold the majority of the real estate segment in September 2009, data processing expense decreased $360,000, furniture and equipment expense decreased $288,000 and net expense from REO operations decreased 288,000. These decreases were partially offset by an increase in other non-interest expense of $4.6 million primarily due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices and an increase in mortgage servicing rights impairment (recovery) of $1.5 million for the three months ended June 30, 2010, as compared to the same period in the prior year.
Income Taxes. Income taxes were zero during the three months ended June 30, 2010 and 2009. The effective tax rate was 0% for the three-month period ended June 30, 2010 and 2009. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it.
FINANCIAL CONDITION
During the three months ended June 30, 2010, the Corporation’s assets decreased by $417.3 million from $4.42 billion at March 31, 2010 to $4.00 billion at June 30, 2010. The majority of this decrease was attributable to a decrease of $277.8 million in cash and cash equivalents, a decrease of $184.3 million in loans receivable as well as a decrease of $11.1 million in office properties and equipment, which were partially offset by a $69.0 million increase in investment securities available for sale.
Total loans (including loans held for sale) decreased $184.3 million during the three months ended June 30, 2010. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank (FHLB) of $136.6 million, (ii) loans sold as part of the branch sale of $61.8 million, (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $140.6 million, (iv) transfer to foreclosed properties and repossessed assets of $10.2 million and (v) originations, refinances and purchases of $164.9 billion.
Investment securities (both available for sale and held to maturity) increased $69.0 million during the three months ended June 30, 2010 as a result of purchases of $123.0 million and fair value adjustments, amortization and accretion of $6.8 million, which were partially offset by sales of $46.3 million and principal repayments of $14.5 million in this period.
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
Federal Home Loan Bank (“FHLB”) stock remained constant during the three months ended June 30, 2010. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
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
Foreclosed properties and repossessed assets decreased $6.0 million to $49.4 million at June 30, 2010 from $55.4 million at March 31, 2010 due to (i) sales of $13.2 million and (ii) additional write downs of various properties of $3.1 million. These decreases were partially offset by transfers in of $10.2 million.
Net deferred tax assets were zero at June 30, 2010 and March 31, 2009 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not. It is uncertain if the Corporation can generate taxable income in the near future. An allowance of $1.7 million was placed on the deferred tax asset during the three months ended June 30, 2010.
Total liabilities decreased $411.6 million during the three months ended June 30, 2010. This decrease was largely due to a $327.4 million decrease in deposits and accrued interest of which $171.4 million was due to the branch sale and the remainder was due to deposit runnoff and an $86.8 million decrease in other borrowed funds due to the payoff of FHLB advances offset by a $2.6 million increase in other liabilities. Brokered deposits totaled $154.0 million or approximately 4.8% of total deposits at June 30, 2010 and $173.5 million at March 31, 2010, and generally mature within one to five years.
Stockholders’ equity decreased $5.8 million during the three months ended June 30, 2010 as a net result of (i) comprehensive loss of $4.3 million and (ii) accrual of dividends on preferred stock of $1.5 million. These decreases were partially offset by the issuance of shares for management and benefit plans of $22,000.

ASSET QUALITY
Non-Performing Loans. The composition of non-performing loans is summarized as follows for the dates indicated:

	June 30, 2010			March 31, 2010
	Non-		Percent of	Non-		Percent of
	Performing	%	Total Loans	Performing	%	Total Loans
	(Dollars in Thousands)
Single-family residential	$67,472	18.1%	2.09%	$52,765	14.3%	1.54%
Multi-family residential	60,895	16.3%	1.88%	60,485	16.4%	1.76%
Commercial real estate	122,897	33.0%	3.80%	131,730	35.7%	3.83%
Construction and land	94,478	25.4%	2.92%	97,240	26.3%	2.83%
Consumer	5,502	1.5%	0.17%	5,154	1.4%	0.15%
Commercial business	21,367	5.7%	0.66%	21,698	5.9%	0.63%

Total Non-Performing Loans	$372,611	100.0%	11.52%	$369,072	100.0%	10.74%

The following is a summary of non-performing loan activity for the three months ended June 30, 2010 (in thousands):

	Non-performing		Transferred				Non-performing	Remaining
	loan balance		to Accrual	Transferred			loan balance	balance of	ALLL
Loan Category	April 1, 2010	Additions	Status	to OREO	Paid Down	Charged Off	June 30, 2010	loans	Allocated
Single-family residential	$52,765	$19,034	$(33)	$(1,696)	$(795)	$(1,803)	$67,472	$654,225	$22,393
Multi-family residential	60,485	3,157	—	—	(1,906)	(841)	60,895	524,398	26,356
Commercial real estate	131,730	14,166	(4,013)	(4,740)	(2,073)	(12,173)	122,897	669,057	63,652
Construction and land	97,240	8,689	—	(1,623)	(8,028)	(1,800)	94,478	226,122	22,664
Consumer	5,154	348	—	—	—	—	5,502	656,978	2,685
Commercial business	21,698	3,465	(756)	—	(1,158)	(1,882)	21,367	127,303	28,899

Total	$369,072	$48,859	$(4,802)	$(8,059)	$(13,960)	$(18,499)	$372,611	$2,858,083	$166,649

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) increased $3.5 million during the three months ended June 30, 2010. Non-performing assets decreased $2.5 million to $422.0 million at June 30, 2010 from $424.5 million at March 31, 2010 and increased as a percentage of total assets to 10.55% from 9.61% at such dates, respectively. The increase in non-performing loans at June 30, 2010 was the result of an increase of $14.7 million in non-performing single-family residential loans, $410,000 in non-performing multi-family residential loans and $348,000 in non-performing consumer loans. These increases were offset.by a decrease of $2.8 million in non-performing construction and land loans, $8.8 million in non-performing commercial real estate loans and $331,000 in non-performing commercial business loans

Non-Performing Assets. The composition of non-performing assets is summarized as follows for the dates indicated:

	At June 30,	At March 31,
	2010	2010
	(Dollars in thousands)
Total non-accrual loans	$309,688	$324,494
Troubled debt restructurings — non-accrual (2)	62,923	44,578
Other real estate owned (OREO)	49,413	55,436

Total non-performing assets	$422,024	$424,508

Total non-performing loans to total loans (1)	11.53%	10.74%
Total non-performing assets to total assets	10.55	9.61
Allowance for loan losses to total loans (1)	5.16	5.23
Allowance for loan losses to total non-performing loans	44.72	48.67
Allowance for loan and foreclosure losses to total non-performing assets	42.41	46.16

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
The following is a summary of non-performing asset activity for the three months ended June 30, 2010 (in thousands):

		Past due 90 days
		and Still	Total Non-	Other Real	Total Non-
		Accruing	performing	Estate Owned	performing
	Non-accrual	Interest	Loans	(OREO)	Assets
Balance at April 1, 2010	$369,072	$—	$369,072	$55,436	$424,508

Additions	48,859	—	48,859	2,172	51,031
Transfers:					—
Nonaccrual to OREO	(8,059)	—	(8,059)	8,059	—
Returned to accrual status	(4,802)	—	(4,802)	—	(4,802)
Sales	—	—	—	(14,365)	(14,365)
Charge-offs/Loss	(18,499)	—	(18,499)	(1,889)	(20,388)
Payments	(13,960)	—	(13,960)	—	(13,960)

Balance at June 30, 2010	$372,611	$—	$372,611	$49,413	$422,024

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
The increase in loans considered troubled debt restructurings — non-accrual of $18.3 million to $62.9 million at June 30, 2010 from $44.6 million at March 31, 2010 is a result of a significant loan relationship reclassified to troubled debt restructurings — non-accrual status from troubled debt restructurings — accrual. As time passes and borrowers continue to perform in accordance with the restructured loan terms, we expect a portion of this balance to be returned to accrual status.
Beginning late in the first quarter of fiscal 2010, management began significant efforts in the credit risk area to obtain a thorough understanding of the risk within the loan portfolio and to take action to eliminate or limit any further material adverse consequences. These efforts include the following:
1.	Realignment of the corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated:
•	Appointment of a Chief Risk Officer responsible for overseeing all aspects of corporate risk.

•	Creation of a Special Assets Group to properly assess potential collateral shortfall exposure and to develop workout plans.

•	Development of a risk management framework.
2.	Creation and implementation of a new loan risk rating system using qualitative metrics to identify loans with potential risk so they could be properly classified and monitored.

3.	Implementation of a new enhanced impairment analysis to evaluate all classified loans.

4.	Introduction of a new Allowance for Loan and Lease Policy that improves the timeliness of specific reserves taken for the allowance for loan and lease calculation.

5.	Analysis of the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value.

6.	Establishment of an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology.

7.	Proactive monitoring of matured and delinquent loans.

8.	Proactive review of the performing (non-impaired) portfolio.

9.	Development of resolution plan on all classified assets.

10.	Introduction of a portfolio management team.
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

	At June 30,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
30 to 59 days	$31,983	$53,105	$64,862	$66,617
60 to 89 days	10,978	53,864	29,858	12,928

Total	$42,961	$106,969	$94,720	$79,545

Delinquent loans decreased $64.0 million to $43.0 million at June 30, 2010 from $107.0 million at March 31, 2010 as a result of increased monitoring and loss mitigation efforts.
The interest income that would have been recorded during the three months ended June 30, 2010 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $6.2 million. The amount of interest income attributable to these loans and included in interest income during the three months ended June 30, 2010 was $1.9 million.
At June 30, 2010, the Corporation has identified $375.3 million of loans as impaired, net of allowances and including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At June 30,	At March 31,
	2010	2010	2009	2008
	(In Thousands)
Impaired loans with specific reserve required	$200,090	$210,422	$124,179	$52,866

Impaired loans without a specific reserve	235,094	238,541	103,635	51,192

Total impaired loans	435,184	448,963	227,814	104,058

Less:
Specific valuation allowance	(59,846)	(60,620)	(30,799)	(17,639)

	$375,338	$388,343	$197,015	$86,419

Average impaired loans	$406,059	$364,585	$194,923	$67,138

Interest income recognized on impaired loans	$1,881	$11,939	$9,484	$107

Loans and troubled debt restructurings on non-accrual status	$372,611	$369,072	$227,814	$104,058

Troubled debt restructurings — accrual	$62,573	$79,891	$—	$—

Troubled debt restructurings — non-accrual	$62,923	$44,578	$61,460	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
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
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal three-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OTS, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations. Management periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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
The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended
	June 30,
	2010	2009
	(Dollars In Thousands)
Allowance at beginning of period	$179,644	$137,165
Charge-offs:
Single-Family Residential	(3,961)	(1,604)
Multi-Family Residential	(901)	(4,233)
Commercial Real Estate	(12,684)	(23,930)
Construction and Land	(1,954)	(24,998)
Consumer	(739)	(676)
Commercial business	(1,954)	(13,733)

Total charge-offs	(22,193)	(69,174)
Recoveries:
Single-Family Residential	57	123
Multi-Family Residential	—	—
Commercial Real Estate	37	103
Construction and Land	—	—
Consumer	16	17
Commercial business	154	821

Total recoveries	264	1,064

Net (charge-offs) recoveries	(21,929)	(68,110)
Provision for loan losses	8,934	70,400

Allowance at end of period	$166,649	$139,455

Net charge-offs to average loans	(2.76)%	(6.83)%

Total loan charge-offs were $22.2 million and $69.2 million for the three months ending June 30, 2010 and 2009, respectively. Total loan charge-offs for the three months ended June 30, 2010 decreased $47.0 million from the prior fiscal year. The decrease in charge-offs for the three months ended June 30, 2010 was largely due to a decrease of $23.0 million in construction and land loan charge-offs, a $11.8 million decrease in commercial business loan charge-offs, a $11.2 million decrease in commercial real estate charge-offs and a $3.3 million decrease in multi-family residential charge-offs, which was offset in part by a $2.4 million increase in single-family residential loan charge-offs and a $63,000 increase in consumer loan charge-offs. Recoveries decreased $800,000 during the three months ended June 30, 2010.

The provision for loan losses decreased $61.5 million to $8.9 million for the three months ending June 30, 2010 compared to $70.4 million for the three months ended June 30, 2009. The decrease in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. The provision for the quarter is not compensatory to the level of net charge-offs of $21.9 million due to the fact that reserves had been substantially established for the loans charged off. Management considered the change in non-performing loans to total loans to 11.52% at June 30, 2010 from 10.74% at March 31, 2010 as well as the change in total non-performing assets to total assets to 10.55% at June 30, 2010 from 9.61% at March 31, 2010 in determining the provision for loan losses. Although these ratios have increased, these increases are primarily a result of a decrease in the loan portfolio and not an increase in the amount of non-performing loans. The amount of non-performing loans has remained relatively constant in the current quarter.
The allowance for loan loss decreased approximately $13 million since March 31, 2010. The loan balance of non-impaired loans decreased approximately $192 million resulting in a decrease in allowance of approximately $3 million. In addition, there was a decrease of approximately $10 million in allowance associated with pending appraisals received during the current quarter that reflected that additional allowance was not necessary.
The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	As of June 30, 2010		As of March 31, 2010
		% of		% of
		Loan		Loan
		Type to		Type to
		Total		Total
		Loans		Loans
	Dollars in Thousands		Dollars in Thousands
Allowance allocation:
Single-family residential	$22,393	22.33%	$20,960	22.27%
Multi-family residential	26,356	18.12%	26,471	17.89%
Commercial real estate	63,652	24.51%	75,379	24.53%
Construction and land	22,664	9.93%	23,908	9.89%
Consumer	2,685	20.51%	2,650	20.64%
Commercial business	28,899	4.60%	30,276	4.78%

Total allowance for loan losses	$166,649	100.00%	$179,644	100.00%

Allowance category as a percent of total allowance:
Single-family residential	13.44%		11.67%
Multi-family residential	15.81%		14.74%
Commercial real estate	38.20%		41.96%
Construction and land	13.60%		13.31%
Consumer	1.61%		1.48%
Commercial business	17.34%		16.86%

Total allowance for loan losses	100.00%		100.00%

Management increased the allowance for the single-family residential loan portfolio due to analysis of individual spec builders which indicate potential losses due to the slow down of residential real estate transactions. Of the $22.4 million allocated to single-family residential, $8.3 million relates to specific credits. The allowance allocation for the commercial real estate loan portfolio increased primarily due to the analysis of individual credits which required allocation of additional reserves for probable loss as well as the increase in non-performing loans. Approximately 52% of the allowance allocated to commercial real estate and construction and land categories are related to specific loans. Of the $28.9 million allocated to commercial business, $8.9 million is related to specific loans. Overall, of the Corporation’s $166.6 million allowance for loan losses, $59.8 million is related to specific loans.
The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the June 30, 2010 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.
Foreclosed Properties and Repossessed Assets. Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) decreased $6.0 million during the three months ended June 30, 2010. Individual properties included in OREO at June 30, 2010 with a recorded balance in excess of $1 million are listed below:

				Most
		Recorded	Date	Recent
		Balance	Placed in	Appraisal
Description	Location	(in millions)	OREO	Date

Construction company/equipment	Southern Wisconsin	$2.9	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	10.7	12/31/2008	11/1/2008
Commercial building/vacant land	Northeast Wisconsin	1.1	12/29/2009	9/1/2009
Partially constructed condominium project	Central Wisconsin	5.0	3/31/2009	1/1/2006
Property secured by CBRF	Northeast Wisconsin	3.7	12/31/2008	3/1/2009
Several single family properties	Minnesota	2.3	9/16/2008	11/1/2009
Commercial/various properties	Central Wisconsin	2.5	11/3/2009	4/1/2009
Several duplexes and single family properties	Central Wisconsin	1.4	3/29/2010	8/1/2009
Vacant commercial building	Northwest Wisconsin	1.1	3/30/2010	1/9/2010
Retail/office building	Central Wisconsin	3.4	1/22/2010	5/6/2009
Condo units with additional land	Central Wisconsin	5.9	3/31/2010	8/1/2008
Condo units	Northwest Wisconsin	2.5	5/28/2010	5/1/2008
Single family homes	Northwest Wisconsin	3.2	6/7/2010	7/1/2007
Other properties individually less than $1 million		16.0
Valuation allowance on OREO		(12.3)

		$49.4

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

LIQUIDITY AND CAPITAL RESOURCES
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and the receipt of funding from the U.S. Treasury through the Capital Purchase Program (“CPP”), the Bank is currently not allowed to pay dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered CDs per the terms and conditions of the Cease and Desist Order. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of June 30, 2010. In addition as of June 30, 2010, the Corporation had outstanding borrowings from the FHLB of $525.1 million, out of our maximum borrowing capacity of $703.2 million, from the FHLB at this time.
On January 30, 2009, as part of the United States Department of the Treasury (the “UST”) Capital Purchase Program, the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during the quarters ending June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010. If the Corporation defers the quarterly dividend payment six times (whether consecutive or not), the Corporation’s Board shall automatically expand by two members and UST (or the then current holder of the preferred stock) may elect two directors at the next annual meeting and at every subsequent annual meeting until the dividend is paid in full. The Corporation may not redeem the Preferred Stock during the first three years following issuance except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.
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
As a condition to participating in the CPP, the Corporation issued and sold to the UST a warrant (the “Warrant”) to purchase up to 7,399,103 shares of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16,500,000. The term of the Warrant is ten years. Exercise of the Warrant was subject to the receipt by the Corporation of shareholder approval which was received at the 2009 annual meeting of shareholders. The Warrant provides for the adjustment of the exercise price should the Corporation not receive shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the UST has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
The terms of the UST’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and Warrant in the Bank as Tier 1 capital.
At June 30, 2010, the Bank had outstanding commitments to originate loans of $22.9 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $219.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2010 amounted to $1.76 billion. Scheduled maturities of borrowings during the same period totaled $164.3 million for the Bank and

$124.2 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (MPF Program). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6 million at June 30, 2010 related to approximately $861.5 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses through the MPF Program will be incurred under the credit enhancement obligation. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.
The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2010, the Bank had $154.0 million of brokered deposits. At June 30, 2010, the Bank was under a Cease and Desist Order with the OTS which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.
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
The Cease and Desist Orders also required no later than December 31, 2009, that the Bank meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also required the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses. The Bank has completed these reviews.
At September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, the Bank had a core capital ratio of 4.12%, 4.12%, 3.73% and 4.08%, respectively, and a total risk-based capital ratio of 7.36%, 7.59%, 7.32% and 7.63%, respectively, each below the required capital ratios set forth above. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at June 30, 2010 and March 31, 2010:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At June 30, 2010
Tier 1 capital (to adjusted tangible assets)	$163,103	4.08%	$120,055	3.00%	$200,091	5.00%
Risk-based capital (to risk-based assets)	197,045	7.63	206,609	8.00	258,262	10.00
Tangible capital (to tangible assets)	163,103	4.08	60,027	1.50	N/A	N/A

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2010 and March 31, 2010:

	June 30,	March 31,
	2010	2010
	(In Thousands)
Stockholders’ equity of the Bank	$166,103	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(527)	(1,418)
Accumulated other comprehensive income	(2,473)	5,399

Tier 1 and tangible capital	163,103	164,932
Plus: Allowable general valuation allowances	33,942	36,130

Risk-based capital	$197,045	$201,062

Credit Agreement
The Corporation owes $116.3 million to various lenders led by U.S. Bank under the Credit Agreement. The Corporation is currently in default of the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On April 29, 2010, the Corporation entered into Amendment No. 6 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” Under the Amendment, the Agent and the lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other existing defaults); or (ii) May 31, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.
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
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2010, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on April 29, 2010. Under the terms of the Credit Agreement, as amended on April 29, 2010, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Bank’s cumulative net gap position at June 30, 2010 has not changed significantly since March 31, 2010. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010.

REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before June 30, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP is scheduled to expire on June 30, 2009. As of June 30, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88 million as of June 30, 2010. As of June 30, 2010 the Bank had $60.0 million of bonds issued.
Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (UST) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•	Capital Purchase Program (“CPP”). Pursuant to this program, UST, on behalf of the US government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in CPP also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. We elected to participate in the CPP and received $110 million pursuant to the program.

•	Temporary Liquidity Guarantee Program (“TLGP”). TLGP includes both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and June 30, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for opting out of TLGP was December 5, 2008. We elected not to opt out of TLGP.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.
The American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Included among the many provisions in ARRA are restrictions affecting financial institutions who are participants in CPP. ARRA provides that during the period in which any obligation under CPP remains outstanding (other than obligations relating to outstanding warrants), CPP recipients are subject to appropriate standards for executive compensation and corporate governance which were set forth in an interim final rule regarding standards for Compensation and Corporate Governance, issued by UST and effective on June 15, 2009 (the “Interim Final Rule”).

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
ARRA also empowers UST with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received CPP assistance to determine if the compensation was inconsistent with the purposes of ARRA or CPP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provision of ARRA will apply to the Company until it has redeemed the securities sold to UST under the CPP.
In addition, companies who have issued preferred stock to UST under CPP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants may be immediately liquidated by UST.
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Corporation’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.
OTS Order to Cease and Desist
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of June 30, 2010.
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
The Orders also required that the Bank meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank must also submit, and has submitted, to the OTS, within prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also required the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.
At September 30, 2009, December 31, 2009, March 31, 2010 and June 30, 2010, the Bank had a core capital ratio of 4.12%, 4.12%, 3.73% and 4.08%, respectively, and a total risk-based capital ratio of 7.36%, 7.59%, 7.32% and 7.63%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Factors that could affect actual results include but are not limited to; (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services; (ii) soundness of other financial institutions with which the Company and the Bank engage in transactions; (iii)competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; (iv) changes in technology; (v) deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses; (vi) uncertainties regarding our ability to continue as a going concern; (vii) our ability to address our own liquidity problems; (viii) demand for financial services, loss of customer confidence, and customer deposit account withdrawals; (ix) our ability to pay dividends; (x) changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss; (xi)unprecedented volatility in the market and fluctuations in the value of our common stock; (xii) dilution of existing shareholders as a result of possible future transaction; (xiii) uncertainties about the Company and the Bank’s Cease and Desist Orders with OTS; (xiv) uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios; (xv) changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans; (xvi) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines; (xvii) uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago; (xviii) delisting of the Company’s common stock from Nasdaq; (xix) significant unforeseen legal expenses; (xx) uncertainties about market interest rates; (xxi) security breaches of our information systems; (xxii) acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war; (xxiii) environmental liability for properties to which we take title; (xxiv) expiration of Amendment No. 6 to our Amended and Restated Credit Agreement on May 31, 2011; (xxv) uncertainties about our ability to obtain regulatory approval and finalize transactions to sell several branch locations; (xxvi) uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry; (xxvii) changes in the U.S. Treasury’s Capital Purchase Program; (xxviii) changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries; (xxix) monetary and fiscal policies of the U.S. Department of the Treasury; (xxx) implications of the Dodd-Frank Act; and (xxxi) challenges relating to recruiting and retaining key employees.
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

The Corporation’s market rate risk has not materially changed from March 31, 2010. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010. See also “Asset/Liability Management” in Part I, Item 2 of this report.

Item 4	Controls and Procedures.

Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, the Corporation identified a material weakness in its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to the following:

The Corporation’s principal executive officer and principal financial officer concluded that the Corporation did not maintain effective entity level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles by the time the our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 was issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

There are a number of factors that may adversely affect the Corporation’s business, financial results or stock price. Refer to “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010, for discussion of these risks.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2010, the Corporation does not have a stock repurchase plan in place.

Item 3	Intentionally Left Blank

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.
Date: August 6, 2010	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Dale C. Ringgenberg
Dale C. Ringgenberg, Treasurer and
Chief Financial Officer