Form 10-Q
period 2010-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2010-11-05
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of October 29, 2010: 21,683,304

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	March 31,
	2010	2010
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$44,326	$42,411
Interest-bearing deposits	104,242	469,751

Cash and cash equivalents	148,568	512,162
Investment securities available for sale	561,086	416,203
Investment securities held to maturity (fair value of $34 and $40, respectively)	33	39
Loans, less allowance for loan losses of $156,186 at September 30, 2010 and $179,644 at March 31, 2010:
Held for sale	28,744	19,484
Held for investment	2,839,217	3,229,580
Foreclosed properties and repossessed assets, net	60,222	55,436
Real estate held for development and sale	1,251	1,304
Office properties and equipment	31,124	43,558
Federal Home Loan Bank stock—at cost	54,829	54,829
Accrued interest and other assets	78,779	83,670

Total assets	$3,803,853	$4,416,265

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$278,353	$285,374
Interest bearing deposits and accrued interest	2,749,382	3,267,388

Total deposits and accrued interest	3,027,735	3,552,762
Other borrowed funds	704,908	796,153
Other liabilities	45,940	37,237

Total liabilities	3,778,583	4,386,152

Commitments and contingent liabilities (Note 10)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	85,312	81,596
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,683,304 and 21,685,925 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,133	109,133
Retained deficit	(78,030)	(61,249)
Accumulated other comprehensive income related to AFS securities	6,507	507
Accumulated other comprehensive loss related to OTTI non credit issues	(3,820)	(5,906)

Total accumulated other comprehensive income (loss)	2,687	(5,399)
Treasury stock (3,680,035 and 3,677,414 shares, respectively), at cost	(90,834)	(90,975)
Deferred compensation obligation	(5,534)	(5,529)

Total stockholders’ equity	25,270	30,113

Total liabilities and stockholders’ equity	$3,803,853	$4,416,265

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$40,149	$49,551	$80,830	$103,341
Investment securities and Federal Home Loan Bank stock	3,421	5,473	6,866	11,520
Interest-bearing deposits	126	361	376	630

Total interest income	43,696	55,385	88,072	115,491

Interest expense:
Deposits	13,240	23,040	29,055	47,173
Other borrowed funds	8,138	13,406	17,891	24,464

Total interest expense	21,378	36,446	46,946	71,637

Net interest income	22,318	18,939	41,126	43,854
Provision for credit losses	10,674	60,900	19,608	131,300

Net interest income (loss) after provision for credit losses	11,644	(41,961)	21,518	(87,446)

Non-interest income:
Total other than temporary losses	—	(874)	—	(1,038)
Portion of loss recognized in other comprehensive income	—	795	—	955
Reclassification from other comprehensive income	(113)	(107)	(199)	(316)

Net impairment losses recognized in earnings	(113)	(186)	(199)	(399)
Loan servicing income	339	669	1,492	487
Credit enhancement income on mortgage loans sold	236	319	489	696
Service charges on deposits	3,165	4,146	6,918	7,975
Investment and insurance commissions	769	798	1,725	1,602
Net gain on sale of loans	9,216	1,062	10,563	12,465
Net gain on sale of investment securities	6,653	2,108	6,765	3,613
Net gain on sale of branches	2,318	—	7,248	—
Other revenue from real estate partnership operations	1	1,482	387	2,393
Other	1,136	533	1,999	1,719

Total non-interest income	23,720	10,931	37,387	30,551
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Con’t.)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$9,578	$14,099	$21,403	$28,449
Occupancy	2,017	2,647	4,384	5,060
Federal deposit insurance premiums	3,621	4,608	7,696	10,186
Furniture and equipment	1,741	2,092	3,503	4,142
Data processing	1,782	1,689	3,354	3,621
Marketing	410	642	717	1,015
Other expenses from real estate partnership operations	13	2,208	515	3,659
Foreclosed properties and repossessed assets—net expense	6,784	8,838	12,440	12,770
Foreclosure cost advance impairment	—	—	—	3,708
Mortgage servicing rights impairment (recovery)	1,272	(6)	1,462	(1,350)
Legal services	2,680	1,165	4,779	1,873
Other professional fees	315	1,549	2,109	2,161
Other	3,899	4,534	7,445	8,043

Total non-interest expense	34,112	44,065	69,807	83,337

Income (loss) before income taxes	1,252	(75,095)	(10,902)	(140,232)
Income taxes	14	—	14	—

Net income (loss)	1,238	(75,095)	(10,916)	(140,232)
Loss attributable to non-controlling interest in real estate partnerships	—	85	—	—
Preferred stock dividends and discount accretion	(2,401)	(3,228)	(5,769)	(6,472)

Net loss available to common equity of Anchor BanCorp	$(1,163)	$(78,408)	$(16,685)	$(146,704)

Comprehensive income (loss)	$1,452	$(72,195)	$(2,830)	$(135,261)

Loss per common share:
Basic	$(0.05)	$(3.71)	$(0.79)	$(6.94)
Diluted	(0.05)	(3.71)	(0.79)	(6.94)
Dividends declared per common share	—	—	—	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

								Accu-
								mulated
								Other
								Compre-
	Non-			Additional	Retained		Deferred	hensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
					(Dollars in thousands except per share data)
Balance at April 1, 2009	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776
Comprehensive income (loss):
Net loss	—	—	—	—	(177,062)	—	—	—	(177,062)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(2,100)	(2,100)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(11,095)	(11,095)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	847	847
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	13,286	13,286

Comprehensive loss									$(176,124)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(5,500)	—	—	—	(5,500)
Issuance of treasury stock	—	—	—	(194)	(3,154)	3,769	(49)	—	372
Accretion of preferred stock discount	—	7,411	—	—	(7,411)	—	—	—	—

Balance at March 31, 2010	$—	$81,596	$2,536	$109,133	$(61,249)	$(90,975)	$(5,529)	$(5,399)	$30,113

Comprehensive income (loss):
Net loss	—	—	—	—	(10,916)	—	—	—	(10,916)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(6,765)	(6,765)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	199	199
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	14,652	14,652

Comprehensive loss									$(2,830)

Dividend on preferred stock	—	—	—	—	(2,053)	—	—	—	(2,053)
Issuance of treasury stock	—	—	—	—	(96)	141	(5)	—	40
Accretion of preferred stock discount	—	3,716	—	—	(3,716)	—	—	—	—

Balance at September 30, 2010	$—	$85,312	$2,536	$109,133	$(78,030)	$(90,834)	$(5,534)	$2,687	$25,270

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2010	2009
	(In Thousands)
Operating Activities
Net loss	$(10,916)	$(140,232)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	19,608	131,300
OREO losses, net	8,721	9,376
Depreciation and amortization	3,043	2,599
Amortization and accretion of investment securities, net	1,832	852
Mortgage servicing rights impairment (recovery)	1,462	(1,350)
Foreclosure cost advance impairment	—	3,708
Cash paid due to origination of loans held for sale	(410,896)	(801,974)
Cash received due to sale of loans held for sale	412,199	947,499
Net gain on sale of loans	(10,563)	(12,465)
Net gain on sale of investment securities	(6,765)	(3,613)
(Gain) loss on sale of foreclosed properties	(2,034)	130
Net gain on sale of branches	(7,248)	—
Net impairment losses recognized in earnings	199	399
Capitalized improvements of OREO	(522)	—
Stock-based compensation expense	41	33
Decrease in accrued interest receivable	1,395	3,479
Decrease in prepaid expense and other assets	9,282	4,897
Increase (decrease) in accrued interest payable on deposits	3,816	(2,162)
Increase in other liabilities	2,051	901

Net cash provided by operating activities	14,705	143,377

Investing Activities
Proceeds from sale of investment securities	302,719	148,070
Proceeds from maturities investment securities	60,100	46,965
Purchase of investment securities	(523,851)	(185,288)
Principal collected on investment securities	28,976	57,445
Net decrease in loans held for investment	252,156	197,355
Purchases of office properties and equipment	(1,042)	(1,911)
Sales of office properties and equipment	345	201
Proceeds from sale of foreclosed properties	20,954	17,068
Investment in real estate held for development and sale	53	13,916
Branch sale — Royal Credit Union net of cash and cash equivalents	(99,897)	—
Branch sale — Nicolet net of cash and cash equivalents	(80,256)	—

Net cash provided by investing activities	(39,743)	293,821
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Six Months Ended September 30,
	2010	2009
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(253,521)	$(189,924)
Increase in advance payments by borrowers for taxes and insurance	8,265	8,256
Proceeds from borrowed funds	—	257
Repayment of borrowed funds	(93,300)	(319,170)
Decrease in non-controlling interest in real estate partnerships	—	(411)
Tax benefit from stock related compensation	—	(10)

Net cash used in financing activities	(338,556)	(501,002)

Net decrease in cash and cash equivalents	(363,594)	(63,804)
Cash and cash equivalents at beginning of period	512,162	433,826

Cash and cash equivalents at end of period	$148,568	$370,022

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$50,762	$72,689
Income taxes	—	(7,048)

Non-cash transactions:
Transfer of loans to foreclosed properties	31,905	12,442
Securitization of mortgage loans held for sale to mortgage-backed securities	—	48,878
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation (“ADPC”) and Anchor Investment Corporation (“AIC”). Significant inter-company balances and transactions have been eliminated. The Corporation also consolidates certain variable interest entities (joint ventures and other 50% or less owned partnerships) to which the Corporation is the primary beneficiary.
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets, and the fair value of investment securities. The results of operations and other data for the three- and six-month period ended September 30, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011. We have evaluated all subsequent events through the date of this filing. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities (“VIE’s”) which are consolidated by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
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
The Orders also required the Bank to meet and maintain a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12% by December 31, 2009. The Bank must also submit, and has submitted, to the OTS, within prescribed time periods, a written capital restoration plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.
On August 31, 2010, the OTS approved the Capital Restoration Plan submitted by the Bank, although the approval included a Prompt Corrective Action Directive (PCA). The only new requirement of the PCA is that the Bank shall obtain prior written approval from the Regional Director before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of real estate owned due to foreclosure (REO) where the contract does not exceed $3.5 million and the sales price of the REO does not fall below 85% of the net carrying value of the REO.
At December 31, 2009, March 31, 2010 and June 30, 2010, the Bank had a core capital ratio of 4.12%, 3.73%, and 4.08%, respectively, and a total risk-based capital ratio of 7.59%, 7.32% and 7.63%, respectively, each below the required capital ratios set forth above. At September 30, 2010, the Bank had a core capital ratio of 4.36% and a total risk-based capital ratio of 8.14%. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
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
Credit Risks
While the Corporation has devoted, and will continue to devote, substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred net income of $1.2 million and a net loss of $10.9 million for the three and six months ended September 30, 2010, respectively. Stockholders’ equity decreased from $30.1 million or 0.68% of total assets at March 31, 2010 to $25.3 million or 0.66% of total assets at September 30, 2010. At September 30, 2010, the Bank’s risk-based capital is considered adequately capitalized for regulatory purposes. However, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Bank Order dated June 26, 2009. The provision for credit losses was $10.7 million for the three months ended September 30, 2010, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.
The Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted the Plan.
Further, the Corporation entered into an amendment (Amendment No. 6) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 12, which established new financial covenants. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of September 30, 2010, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement as amended on April 29, 2010, although there is no guaranty that the Corporation will remain in compliance with the covenants.
Note 4 – Recent Accounting Pronouncements
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.
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
ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective for the Corporation on July 1, 2010 and did not have a significant impact on the Corporation’s financial statements.
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

Note 5 — Investment Securities
The amortized cost and fair values of investment securities are as follows (in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At September 30, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$6,742	$175	$—	$6,917
Corporate stock and other	1,176	78	(117)	1,137
Agency CMOs and REMICs	422	28	—	450
Non-agency CMOs	65,803	827	(3,969)	62,661
Residential mortgage-backed securities	6,897	314	—	7,211
GNMA securities	477,359	5,472	(121)	482,710

	$558,399	$6,894	$(4,207)	$561,086

Held-to-maturity:
Residential mortgage-backed securities	$33	$1	$—	$34

	$33	$1	$—	$34

At March 31, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$51,029	$49	$(47)	$51,031
Corporate stock and other	1,176	72	(50)	1,198
Agency CMOs and REMICs	1,393	20	—	1,413
Non-agency CMOs	91,140	550	(6,323)	85,367
Residential mortgage-backed securities	14,907	593	(60)	15,440
GNMA securities	261,957	1,226	(1,429)	261,754

	$421,602	$2,510	$(7,909)	$416,203

Held-to-maturity:
Residential mortgage-backed securities	$39	$1	$—	$40

	$39	$1	$—	$40

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2010 and March 31, 2010.

	At September 30, 2010
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Corporate stock and other	$—	$—	$35	$(117)	$35	$(117)
Agency CMOs and REMICs	8	—	—	—	8	—
Non-agency CMOs	—	—	29,051	(3,969)	29,051	(3,969)
GNMA securities	37,241	(121)	—	—	37,241	(121)

	$37,249	$(121)	$29,086	$(4,086)	$66,335	$(4,207)

	At March 31, 2010
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
US government and federal agency obligations	$4,000	$(47)	$—	$—	$4,000	$(47)
Corporate stock and other	51	(13)	50	(37)	101	(50)
Non-agency CMOs	4,244	(37)	43,029	(6,286)	47,273	(6,323)
Residential mortgage-backed securities	1,336	(60)	—	—	1,336	(60)
GNMA securities	138,996	(1,429)	—	—	138,996	(1,429)

	$148,627	$(1,586)	$43,079	$(6,323)	$191,706	$(7,909)

The tables above represent 18 investment securities at September 30, 2010 compared to 43 at March 31, 2010 that, due to the current interest rate environment and other factors not relating to Credit, have declined in value.
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
To estimate fair value of non-agency CMOs, the Corporation discounted its best estimate of expected cash flows after credit losses at rates ranging from 4.0% to 13.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The Corporation benchmarks its fair value results to a pricing service and monitors the market for actual trades. The Corporation includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs. The significant inputs used for calculating the credit loss portion of securities with other than temporary impairment (OTTI) include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of September 1, 2010. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 3.2% to 12.0%.
Based on the Corporation’s impairment testing as of September 30, 2010, 14 non-agency CMOs with a fair value of $29.3 million and an adjusted cost of $33.1 million were other-than-temporarily impaired compared to 15 non-agency CMOs with a fair value of $34.8 million and an adjusted cost basis of $40.7 million as of September 30, 2010. One non-agency CMO that was other-than-temporarily impaired was sold during the three months ended September 30, 2010. The portion of the other-than-temporary impairment due to credit of $113,000 and $199,000 was included in earnings for the three and six month periods ending September 30, 2010, respectively, and $1.1 million for the year ending March 31, 2010.
The cumulative unrealized losses on the securities analyzed were $5.8 million at September 30, 2010 and $7.8 million at March 31, 2010. The difference between the total unrealized losses of $5.8 million and the credit loss of $2.0 million, or $3.8 million at September 30, 2010, was included in other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairments related to credit loss by year of vintage were $1.3 million for 2007, $317,000 for 2006, $349,000 for 2005 and $25,000 prior to 2005.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Beginning balance of the amount of OTTI related to credit losses	$1,975	$1,018	$1,889	$805

The credit portion of OTTI not previously recognized	—	78	—	82
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	113	107	199	316
Credit portion of OTTI previously recognized for securities sold during the period	(124)	—	(124)	—

Ending balance of the amount of OTTI related to credit losses	$1,964	$1,203	$1,964	$1,203

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)
Proceeds from sales	$298,404	$101,429	$302,719	$148,070

Gross gains on sales	6,653	2,108	6,765	3,615
Gross losses on sales	—	—	—	2

Net gain on sales	$6,653	$2,108	$6,765	$3,613

At September 30, 2010 and March 31, 2010, investment securities available-for-sale with a fair value of approximately $480.8 million and $301.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of investment securities by contractual maturity at September 30, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month and twelve-month calls were $17,000 and $500,000, respectively, as of September 30, 2010.

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total
	(In Thousands)
Available-for-sale, at fair value:
U.S. government and federal agency obligations	$2,700	$4,217	$—	$—	$6,917
Corporate stock and other	25	—	—	1,112	1,137
Agency CMOs and REMICs	—	—	32	418	450
Non-agency CMOs	—	1,867	12,034	48,760	62,661
Residential mortgage-backed securities	—	672	939	5,600	7,211
GNMA secrurities	—	—	746	481,964	482,710

Total	$2,725	$6,756	$13,751	$537,854	$561,086

Held-to-maturity, at fair value:
Residential mortgage-backed securities	$—	$—	$34	$—	$34

Total	$—	$—	$34	$—	$34

	$2,725	$6,756	$13,785	$537,854	$561,120

Held-to-maturity, at cost:
Residential mortgage-backed securities	$—	$—	$33	$—	$33

Note 6 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	September 30,	March 31,
	2010	2010
First mortgage loans:
Single-family residential	$684,977	$765,312
Multi-family residential	550,051	614,930
Commercial real estate	747,097	842,905
Construction	85,534	108,486
Land	216,561	231,330

	2,284,220	2,562,963
Second mortgage loans	298,579	352,795
Education loans	294,742	331,475
Commercial business loans and leases	124,197	164,329
Credit card and other consumer loans	21,459	24,990

	3,023,197	3,436,552
Contras to loans:
Undisbursed loan proceeds*	(23,815)	(23,334)
Allowance for loan losses	(156,186)	(179,644)
Unearned loan fees	(3,881)	(3,898)
Net discount on loans purchased	(5)	(8)
Unearned interest	(93)	(88)

	(183,980)	(206,972)

	$2,839,217	$3,229,580

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$166,649	$139,455	$179,644	$137,165
Provision	9,588	60,900	18,522	131,300
Charge-offs	(22,597)	(30,488)	(44,790)	(99,661)
Recoveries	2,546	797	2,810	1,860

Allowance at end of period	$156,186	$170,664	$156,186	$170,664

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(Dollars In Thousands)		(Dollars In Thousands)
Provision for loan losses	$9,588	$60,900	$18,522	$131,300
Provision for unfunded commitment losses	1,086	—	1,086	—

Provision for credit losses	$10,674	$60,900	$19,608	$131,300

As of September 30, 2010, the Corporation had loans totaling $2.1 million that are on interest reserve. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. As of September 30, 2010, none of our impaired loans are on interest reserve.
At September 30, 2010, the Corporation has identified $343.8 million of loans as impaired, net of allowances and including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
Impaired loans with specific reserve required	$134,767	$210,422	$124,179	$52,866

Impaired loans without a specific reserve	256,063	238,541	103,635	51,192

Total impaired loans	390,830	448,963	227,814	104,058

Less:
Specific valuation allowance	(46,986)	(60,620)	(30,799)	(17,639)

	$343,844	$388,343	$197,015	$86,419

Average impaired loans	$424,695	$364,585	$194,923	$67,138

Interest income recognized on impaired loans	$3,453	$11,939	$9,484	$107

Loans and troubled debt restructurings on non-accrual status	$325,242	$369,072	$227,814	$104,058

Troubled debt restructurings — accrual	$65,588	$79,891	$—	$—

Troubled debt restructurings — non-accrual	$22,926	$44,578	$61,460	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—
Currently, all impaired loans (except for performing troubled debt restructurings) are placed on nonaccrual status. All troubled debt restructurings are classified as impaired loans. Troubled debt restructurings may be on accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability.

Loans deemed nonaccrual may return to accrual status after six months of performance in accordance with the terms of the restructuring, and may be considered not impaired after twelve months.
The Corporation is currently committed to lend approximately $1.2 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. All of the $1.2 million in unused funds on impaired loans is applicable to non-performing loans. The Corporation has a process in place and will continue to monitor its portfolio on a regular basis and will only lend additional funds as warranted on these impaired loans.
The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal year 2010 and into the second quarter of fiscal year 2011, as reflected in recently received appraisals. Currently, $310.9 million or approximately 69.6% of the outstanding balance of impaired loans secured by real estate have recent appraisals (i.e. within one year). In some cases, the Bank does not require updated appraisals. These instances include the loan (i) is fully reserved; (ii) has a small balance and is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) has an SBA guaranty. If real estate values continue to decline and as updated appraisals are received, the Corporation may have to increase its allowance for loan losses.
Note 7 — Foreclosed Properties and Repossessed Assets
Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value at the date of foreclosure less estimated selling expenses, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed and the assets are carried at fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.
A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	Six months ended	Year ended
	September 30,	March 31,
	2010	2010
Balance at beginning of period	$55,436	$52,563

Additions	31,905	61,090
Capitalized improvements	522	—
Valuations/write-offs	(8,721)	(18,129)
Net gain on sale	2,034	632
Sales	(20,954)	(40,720)

Balance at end of period	$60,222	$55,436

The amounts above are net of a valuation allowance of $15.1 million and $16.6 million at September 30, 2010 and March 31, 2010, respectively.
During the six months ended September 30, 2010, net expense from REO operations was $12.4 million, consisting of $8.7 million of valuation adjustments and write offs, $2.0 million of net gain on sales, $3.3 million of foreclosure cost expense and $2.5 million of net expenses from operations.

Note 8 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2010 and March 31, 2010:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At September 30, 2010
Tier 1 capital (to adjusted tangible assets)	$165,824	4.36%	$114,105	3.00%	$190,175	5.00%
Risk-based capital (to risk-based assets)	197,727	8.14	194,233	8.00	242,792	10.00
Tangible capital (to tangible assets)	165,824	4.36	57,053	1.50	N/A	N/A

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
The most recent notification from the OTS dated July 9, 2010, reference the Banks undercapitalized status as of March 31, 2010. In June, 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. The Bank’s official regulatory reporting capital levels as reported for the fiscal quarter ended September 30, 2010 were 8.14%. Under OTS requirements, a bank is deemed adequately capitalized with a risk-based capital level of 8.0% or greater.
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2010 and March 31, 2010:

	September 30,	March 31,
	2010	2010
	(In Thousands)
Stockholders’ equity of the Bank	$170,369	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(1,858)	(1,418)
Accumulated other comprehensive income	(2,687)	5,399

Tier 1 and tangible capital	165,824	164,932
Plus: Allowable general valuation allowances	31,903	36,130

Risk-based capital	$197,727	$201,062

Note 9 — Earnings Per Share
Basic earnings per share for the three months ended September 30, 2010 and 2009 has been determined by dividing net income available to common shareholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(1,163)	$(78,408)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,253	21,155
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average
shares and assumed conversions	21,253	21,155

Basic earnings (loss) per common share	$(0.05)	$(3.71)

Diluted earnings (loss) per common share	$(0.05)	$(3.71)

	Six Months Ended September 30,
	2010	2009
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(16,685)	$(146,704)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,252	21,150
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,252	21,150

Basic earnings (loss) per common share	$(0.79)	$(6.94)

Diluted earnings (loss) per common share	$(0.79)	$(6.94)

At September 30, 2010, approximately 474,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The U.S. Treasury’s warrants to purchase approximately 7.4 million shares at an exercise price of $2.23 were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the U.S. Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2010 and 2009.
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30,	March 31,
	2010	2010
Commitments to extend credit:	$11,519	$20,796
Unused lines of credit:
Home equity	120,037	142,044
Credit cards	36,078	37,360
Commercial	32,793	42,968
Letters of credit	21,567	25,393
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	21,602
IDI borrowing guarantees-unfunded	419	393
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
At September 30, 2010, the Corporation has $1.1 million of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities.
The Corporation intends to fund commitments through current liquidity.
The IDI borrowing guarantees-unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships, which are included in the consolidated financial statements.
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
Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2010 and March 31, 2010.
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	September 30, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$148,568	$148,568	$512,162	$512,162
Investment securities available for sale	561,086	561,086	416,203	416,203
Investment securities held to maturity	33	34	39	40
Loans held for sale	28,744	29,499	19,484	19,622
Loans receivable	2,839,217	2,836,528	3,229,580	3,278,903
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	18,763	18,763	20,159	20,159

Financial liabilities:
Deposits	3,021,608	3,021,592	3,543,799	3,513,254
Other borrowed funds	704,908	724,324	796,153	783,326
Accrued interest payable—borrowings	13,740	13,740	7,088	7,088
Accrued interest payable—deposits	6,127	6,127	8,963	8,963
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
Fair Value on a Recurring Basis
The following table presents the financial instruments carried at fair value as of September 30, 2010 and March 31, 2010, by the valuation hierarchy (as described above) (in thousands):

	September 30, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government and federal agency obligations	$6,917	$—	$6,917	$—
Agency CMOs and REMICs	450	—	450	—
Non-agency CMOs	62,661	—	—	62,661
Residential mortgage-backed securities	7,211	—	7,211	—
GNMA securities	482,710	—	482,710	—
Corporate bonds	1,103	578	525	—

Available for sale equity securities:
Financial services	34	34	—	—

Total assets at fair value	$561,086	$612	$497,813	$62,661

	March 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government and federal agency obligations	$51,031	$—	$51,031	$—
Agency CMOs and REMICs	1,413	—	—	1,413
Non-agency CMOs	85,367	—	—	85,367
Residential mortgage-backed securities	15,440	—	—	15,440
GNMA securities	261,754	—	—	261,754
Corporate bonds	1,097	572	525	—

Available for sale equity securities:
Financial services	101	101	—	—

Total assets at fair value	$416,203	$673	$51,556	$363,974

An independent pricing service is used to price available-for-sale U.S. government and federal agency obligations, corporate stock and other, agency CMOs and REMICs and residential mortgage-backed securities using a market data model under Level 2. The significant inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data including market research publications.
The Corporation had 99.8% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that uses Level 3 inputs in accordance with accounting guidance. The significant inputs used by the model include 30 to 59 day delinquency of 0% to 5.1%, 60 to 89 day delinquency of 0% to 3.4%, 90 plus day delinquency of 0% to 9.5%, loss severity of 23.2% to 54.2%, yields of 4.0% to 12.0%, conditional repayment rates of 5.3% to 26.0%, discount rates of 4.0% to 13.0% and current credit support of 2.0% to 21.7%.
The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

					Year Ended
	Six Months Ended September 30, 2010				March 31, 2010
			Residential		Investment
	Agency CMOs and		mortgage-backed		Securities
	REMICs	Non-agency CMOs	securities	GNMA securities	Available for Sale
Balance at beginning of period	$1,413	$85,367	$15,440	$261,754	$407,301

Total gains (losses) (realized/unrealized)
Included in earnings	—	1,488	(5)	(1,327)	7,253
Included in other comprehensive income	6	1,588	491	6,232	1,786
Included in earnings as other than temporary impairment	—	(199)	—	—	(1,084)
Purchases	—	—	17,058	92,879	437,141
Securitization of mortgage loans held for sale to mortgage-related securities	—	—	—	—	48,878
Principal repayments	(663)	(10,454)	(1,395)	(7,168)	(104,331)
Sales	—	(15,129)	—	—	(432,970)
Transfers in and/or out of level 3	(756)	—	(31,589)	(352,370)	—

Balance at end of period	$—	$62,661	$—	$—	$363,974

There were no transfers in or out of Level 1 during the six months ended September 30, 2010. The Corporation transferred its mortgage related securities to Level 3 in the past due to the fact that they were in an illiquid market. Transfers between levels are reflected as of the end of the quarter. During the six months ended September 30, 2010, the Corporation transferred $756,000 of agency CMOs and REMICs, $31.6 million of residential mortgage-backed securities, and $352.4 million of GNMA securities from Level 3 to Level 2 due to the receipt of additional information about the inputs used to value securities previously classified as Level 3. All non-agency CMO’s remained in Level 3 as of September 30, 2010.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of September 30, 2010 and March 31, 2010 (in thousands):

	September 30, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$87,781	$—	$—	$87,781
Mortgage servicing rights	21,474	—	—	21,474
Foreclosed properties and repossessed assets	60,222	—	—	60,222

Total assets at fair value	$169,477	$—	$—	$169,477

	March 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$149,802	$—	$—	$149,802
Loans held for sale	4,752	—	4,752	—
Mortgage servicing rights	7,000	—	—	7,000
Foreclosed properties and repossessed assets	55,436	—	—	55,436

Total assets at fair value	$216,990	$—	$4,752	$212,238

The Corporation does not record impaired loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is usually determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.
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
Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at fair value less estimated costs to sell through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed properties and repossessed assets, upon initial recognition, is estimated using Level 3 inputs based on appraisals adjusted for market discounts. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets.
Note 12 — Income Taxes
The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At September 30, 2010 and March 31, 2010, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $122.0 million at September 30, 2010 and $118.6 million at March 31, 2010 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.
The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At September 30,	At March 31,
	2010	2010	2009	2008
Deferred tax assets:
Allowances for loan losses	$69,141	$79,035	$58,442	$15,081
Other loss reserves	2,059	2,182	4,822	269
Federal NOL carryforwards	49,579	35,102	—	—
State NOL carryforwards	12,764	10,794	3,604	631
Unrealized gains/(losses)	(1,122)	2,131	2,695	(738)
Other	6,499	6,947	11,773	9,045

Total deferred tax assets	138,920	136,191	81,336	24,288
Valuation allowance	(122,014)	(118,600)	(49,981)	(997)

Adjusted deferred tax assets	16,906	17,591	31,355	23,291

Deferred tax liabilities:
FHLB stock dividends	(3,976)	(3,976)	(3,997)	(4,022)
Mortgage servicing rights	(9,033)	(9,312)	(6,094)	(4,888)
Purchase accounting	(332)	(2,933)	(3,348)	(4,713)
Other	(3,565)	(1,370)	(1,714)	(1,513)

Total deferred tax liabilities	(16,906)	(17,591)	(15,153)	(15,136)

Net deferred tax assets	$—	$—	$16,202	$8,155

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2007-2009 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2006-2009 remain open to examination by certain other state jurisdictions.
Income tax expense includes $14,000 of franchise taxes for the three and six month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. The effective tax rate was 1.12% and 0.13% for the three-and six-month periods ended September 30, 2010, respectively, due to a $1.7 million and $3.4 million valuation allowance charge in the respective periods. This rate compared to 0% for the same respective periods last year.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010 and March 31, 2010, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.
Note 13 — Credit Agreement
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
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 0% per annum. Interest accruing on the Loan is due on the earlier of (i) the date the Loans are paid in full or (ii) the maturity date. At September 30, 2010, the Corporation had accrued interest payable related to the Credit agreement of $11.9 million and accrued amendment fee payable related to the Credit Agreement of $4.7 million.
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
The total outstanding balance under the Credit Agreement as of September 30, 2010 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2011.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2010, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on April 29, 2010. Under the terms of the Credit Agreement, as amended on April 29, 2010, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Note 14 — Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of September 30, 2010, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue. The bonds, which are scheduled to mature on February 11, 2012, bear interest at a fixed rate of 2.74% which is due semi-annually.
Note 15 — Capital Purchase Program
Pursuant to the Capital Purchase Program (CPP), the U.S. Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase the Corporation’s common stock. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time the U.S. Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the Corporation’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million. The Corporation has deferred six dividend payments on the Series B Preferred Stock held by the U.S. Treasury. The Corporation discontinued the accrual of dividends during the quarter ended September 30, 2010 in connection with the sixth deferred dividend payment. The U.S. Treasury now has the right to appoint two individuals to the board because the Corporation has deferred six dividend payments.
Note 16 — Branch Sales
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
On July 23, 2010, the Corporation completed the sale of 4 branches located in Green Bay, Wisconsin and surrounding communities to Nicolet National Bank headquartered in Green Bay, Wisconsin. Nicolet National Bank assumed $105.1 million in deposits and acquired $24.8 million in loans and $0.4 million in office properties and equipment. The net gain on the sale was $2.3 million.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc. (“IDI”), for the six months ended September 30, 2010, which includes information on significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form10-Q for the six-month period ending September 30, 2010.
EXECUTIVE OVERVIEW
Approval of Capital Restoration Plan
In July 2010, the Office of Thrift Supervision granted conditional approval of the Bank’s Capital Restoration Plan (Plan). In conjunction with this approval, the Bank executed a Stipulation and Consent to a Prompt Corrective Action Directive dated August 31, 2010, with the OTS.
The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010.
Based on the Bank’s internal financial reporting, a total Risk-Based Capital level of 8.05% was achieved as of July 31, 2010. The Bank’s official regulatory reporting capital levels as reported for the fiscal quarter ended September 30, 2010 were 8.14%. Under OTS requirements, a bank is considered adequately capitalized with a risk-based capital level of 8.0% or greater. This capital level was achieved through a number of initiatives, including:
•	Sale of Branches - In July 2010, the Bank completed the sale of its four Green Bay branches to Nicolet National Bank. In connection with those sales, Nicolet acquired approximately $105 million in deposits. These sales, along with an earlier sale of eleven branches in Northwestern Wisconsin to Royal Credit Union completed on June 25, 2010, are a key part of the Bank’s plan to improve its capital ratios by reducing the size of its balance sheet, thereby reducing its capital needs.
•	Loan Sales - During the quarter, the Bank sold a portion of its student loan portfolio in order to improve net interest margin. Earnings were also generated through the sale of mortgage loans in the secondary market on a flow basis where current interest rates favorably impacted the gain on sale.
•	Expense Reduction - Second quarter expense levels reflect a full quarter of savings resulting from comprehensive business reviews conducted earlier in the year in order to reduce staffing, overhead and other operating expenses.
•	Investment Securities - In July, the Bank repositioned its investment securities portfolio and realized approximately $6.8 million of non-recurring gains.
•	Increased Margin from Repricing of Deposits - The Bank repriced certain deposit products to better align with current market conditions, which resulted in improved margins.
The financial impacts of these initiatives are reflected in improved operating results for the three and six months ending September 30, 2010.
Other Highlights
•	Credit Quality — The Corporation has seen early stage delinquencies beginning to stabilize in the second quarter of fiscal 2011. At September 30, 2010, non-performing loans decreased $43.9 million since March 31, 2010.

•	Strengthened Management Team - During the quarter, the Corporation enhanced its resources in the areas of Credit Risk, Financial Reporting and Treasury.
•	Discussions with Potential Investors - The Corporation continues to be engaged, along with our advisor Sandler O’Neill and Partners, in active discussions with potential investors for additional capital infusion.
Recent Market and Industry Developments
The economic turmoil that began in the middle of 2007 and continued through most of 2008 has now settled into a slow economic recovery with, at this time, somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.
Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank is likely to negatively impact the Corporation’s revenue and increase both the direct and indirect costs of doing business, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of the Corporation’s businesses. In addition, the legislation calls for the dissolution of our primary regulator, the Office of Thrift Supervision (OTS). The OTS is scheduled to cease operation as of July 21, 2011, although that date could be delayed under certain circumstances. At such time as the OTS goes out of existence, regulation of the Bank will be assumed by The Office of the Controller of the Currency, with the Federal Reserve becoming the Corporation’s primary regulator.
Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that will extend at least over the next 12 months and may last several years, management will not be able to fully assess the impact the legislation will have on its business.
Financial Highlights
Highlights for the second quarter ended September 30, 2010 include:
•	Diluted loss per common share decreased to $(0.05) for the quarter ended September 30, 2010 compared to $(3.71) per share for the quarter ended September 30, 2009, primarily due to a $50.2 million decrease in the provision for credit losses and a $10.0 million decrease in non-interest expense;
•	The interest rate spread increased to 2.56% for the quarter ended September 30, 2010 compared to 1.62% for the quarter ended September 30, 2009;
•	Loans receivable decreased $381.1 million, or 11.7%, since March 31, 2010 primarily due to scheduled pay-offs and amortization, the sale of branches which resulted in a decrease of $86.6 million, the transfer of $31.9 million to foreclosed properties as well as the sale of $24 million in student loans;
•	Deposits and accrued interest decreased $525.0 million, or 14.8%, since March 31, 2010 primarily due to the sale of branches;
•	Book value per common share was $(3.91) at September 30, 2010 compared to $(3.68) at March 31, 2010 and $(1.70) at September 30, 2009;
•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and foreclosed properties and repossessed assets) decreased $39.0 million, or 9.2%, to $385.5 million at September 30, 2010 from $424.5 million at March 31, 2010. Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased

$43.9 million, or 11.9% to $325.2 million at September 30, 2010 from $369.1 million at March 31, 2010; and
•	Provision for credit losses decreased $50.2 million, or 82.5%, to $10.7 million for the three months ended September 30, 2010 from $60.9 million for the three months ended September 30, 2009 and increased $1.8 million, or 19.5%, from $8.9 million for the three months ended June 30, 2010. The Corporation made significant risk management enhancements starting in the three and six month periods ending September 30, 2009. These enhancements included the following: established standard discount rates applied to collateral types; identified all related entities associated with existing impaired loans to ensure that the impairment analysis represents a more accurate and thorough picture of the total borrowing relationship; changed the criteria for evaluating impaired loans using the collateral methodology for a more accurate assessment; collateral is now evaluated on a loan by loan basis rather than from a total collateral pool perspective; and determined the appropriate amount of the loan to be charged off versus to be put into a specific reserve. These enhancements led to a significant increase in the provision for loan losses in the prior year.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2010	6/30/2010	3/31/2010	12/31/2009
Operations Data:
Net interest income	$22,318	$18,808	$18,624	$22,333
Provision for credit losses	10,674	8,934	20,170	10,456
Net gain on sale of loans	9,216	1,347	3,314	2,805
Real estate investment partnership revenue	—	—	—	—
Other non-interest income	14,504	12,320	7,192	12,816
Real estate investment partnership cost of sales	—	—	—	—
Other non-interest expense	34,112	35,695	37,093	37,695
Income (loss) before income tax expense (benefit)	1,252	(12,154)	(28,133)	(10,197)
Income tax expense (benefit)	14	—	(1,503)	3
Net income (loss)	1,238	(12,154)	(26,630)	(10,200)
(Income) loss attributable to non-controlling interest in real estate partnerships	—	—	—	—
Preferred stock dividends and discount accretion	(2,401)	(3,368)	(3,211)	(3,228)
Net loss available to common equity of Anchor BanCorp	(1,163)	(15,522)	(29,841)	(13,428)

Selected Financial Ratios (1):
Yield on earning assets	4.80%	4.37%	4.56%	4.92%
Cost of funds	2.24	2.42	2.69	2.79
Interest rate spread	2.56	1.95	1.87	2.13
Net interest margin	2.45	1.85	1.77	2.05
Return on average assets	0.13	(1.13)	(2.40)	(0.89)
Return on average equity	20.30	(184.75)	(232.27)	(64.05)
Average equity to average assets	0.63	0.61	1.03	1.39
Non-interest expense to average assets	3.51	3.33	3.34	3.30

Per Share:
Basic loss per common share	$(0.05)	$(0.73)	$(1.40)	$(0.63)
Diluted loss per common share	(0.05)	(0.73)	(1.40)	(0.63)
Dividends per common share	—	—	—	—
Book value per common share	(3.91)	(3.95)	(3.68)	(2.66)

Financial Condition:
Total assets	$3,803,853	$3,998,929	$4,416,265	$4,453,975
Loans receivable, net
Held for sale	28,744	24,362	19,484	35,640
Held for investment	2,839,217	3,040,398	3,229,580	3,383,246
Deposits and accrued interest	3,027,735	3,225,382	3,552,762	3,598,185
Other borrowed funds	704,908	709,359	796,153	759,479
Stockholders’ equity	25,270	24,348	30,113	52,243
Allowance for loan losses	156,186	166,649	179,644	164,494
Non-performing assets(2)	385,464	422,024	424,508	344,362

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

	Three Months Ended
(Dollars in thousands - except per share amounts)	9/30/2009	6/30/2009	3/31/2009	12/31/2008
Operations Data:
Net interest income	$18,939	$24,915	$28,708	$32,707
Provision for credit losses	60,900	70,400	56,385	92,970
Net gain (loss) on sale of loans	1,062	11,403	7,858	(228)
Real estate investment partnership revenue	—	—	310	1,836
Other non-interest income	9,796	8,217	7,794	7,905
Real estate investment partnership cost of sales	—	—	545	1,191
Other non-interest expense	43,992	39,272	49,755	117,066
Loss before income tax expense (benefit)	(75,095)	(65,137)	(62,015)	(169,007)
Income tax expense (benefit)	—	—	(16,147)	(1,899)
Net loss	(75,095)	(65,137)	(45,868)	(167,108)
(Income) loss attributable to non-controlling interest in real estate partnerships	85	(85)	(246)	150
Preferred stock dividends and discount accretion	(3,228)	(3,244)	(2,172)	—
Net loss available to common equity of Anchor BanCorp	(78,408)	(68,296)	(47,794)	(167,258)

Selected Financial Ratios (1):
Yield on earning assets	4.62%	4.80%	5.22%	5.69%
Cost of funds	3.00	2.79	2.72	2.81
Interest rate spread	1.62	2.01	2.50	2.88
Net interest margin	1.58	1.99	2.45	2.88
Return on average assets	(5.97)	(4.92)	(3.62)	(13.72)
Return on average equity	(242.30)	(132.26)	(84.21)	(242.66)
Average equity to average assets	2.46	3.72	4.30	5.66
Non-interest expense to average assets	3.49	2.97	4.00	9.70

Per Share:
Basic earnings (loss) per common share	$(3.71)	$(3.23)	$(2.26)	$(7.96)
Diluted earnings (loss) per common share	(3.71)	(3.23)	(2.26)	(7.96)
Dividends per common share	—	—	—	0.01
Book value per common share	(1.70)	1.71	4.70	6.80

Financial Condition:
Total assets	$4,634,619	$5,236,909	$5,272,110	$4,798,847
Loans receivable, net
Held for sale	28,904	115,340	161,964	32,139
Held for investment	3,506,464	3,641,708	3,896,439	3,948,065
Deposits and accrued interest	3,739,997	3,987,906	3,923,827	3,413,449
Other borrowed funds	759,479	1,041,049	1,078,392	1,152,112
Stockholders’ equity	73,370	146,918	211,365	146,662
Allowance for loan losses	170,664	139,455	137,165	122,571
Non-performing assets(2)	453,510	190,381	280,377	410,695

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and other assets owned by the Bank.

RESULTS OF OPERATIONS
Overview
Net income for the three and six months ended September 30, 2010 increased $76.3 million to net income of $1.2 million from a net loss of $75.1 million and increased $129.3 million or 92.2% to a net loss of $10.9 million from a net loss of $140.2 million as compared to the same respective period in the prior year. The decrease in net loss for the three-month period compared to the same period last year was largely due to a decrease in provision for credit losses of $50.2 million, a decrease in non-interest expense of $10.0 million, an increase in non-interest income of $12.8 million and an increase in net interest income of $3.4 million, which were partially offset by an increase in income tax expense of $14,000. The decrease in net loss for the six-month period compared to the same period last year was largely due to a decrease in provision for loan losses of $111.7 million, a decrease in non-interest expense of $13.5 million and an increase in non-interest income of $6.8 million, which were partially offset by a decrease in net interest income of $2.7 million and an increase in income tax expense of $14,000.
Net Interest Income
Net interest income increased $3.4 million or 17.8% and decreased $2.7 million or 6.2% for the three and six months ended September 30, 2010, as compared to the same respective periods in the prior year. Interest income decreased $11.7 million or 21.1% for the three months ended September 30, 2010, as compared to the same period in the prior year. Interest expense decreased $15.1 million or 41.3% for the three months ended September 30, 2010, as compared to the same period in the prior year. Interest income decreased $27.4 million or 23.7% for the six months ended September 30, 2010, as compared to the same period in the prior year. Interest expense decreased $24.7 million or 34.5% for the six months ended September 30, 2010, as compared to the same period in the prior year. The net interest margin increased to 2.45% for the three-month period ended September 30, 2010 from 1.58% for the three-month period in the prior year and increased to 2.14% for the six-month period ended September 30, 2010 from 1.79% for the same period in the prior year. The change in the net interest margin reflects the increase in yield on interest-earning assets from 4.62% to 4.80% during the three months ended September 30, 2009 and 2010, respectively. The increase in the yield on interest-earning assets is primarily the result of the reversal of $1.5 million of interest income reserves on non-accrual loans. The interest rate spread increased to 2.56% from 1.62% for the three-month period and increased to 2.25% from 1.82% for the six-month period ended September 30, 2010, as compared to the same respective periods in the prior year.
Interest income on loans decreased $9.4 million or 19.0% and $22.5 million or 21.8%, for the three and six months ended September 30, 2010, as compared to the same respective periods in the prior year. These decreases were primarily attributable to a decrease of 3 basis points in the average yield on loans to 5.41% from 5.44% for the three-month period and a decrease of 16 basis points to 5.26% from 5.42% for the six month period. The decrease in the yield on loans was due to the level of loans on non-accrual status as well as a modest decline in rates on loans. In addition, the average balances of loans decreased $677.5 million and $739.4 million in the three months and six months ended September 30, 2010, respectively, as compared to the same periods in the prior year.
Interest income on investment securities decreased $2.1 million or 37.5% for the three-month period and decreased $4.7 million or 40.4% for the six-month period ended September 30, 2010, as compared to the same respective periods in the prior year, due to a decrease of $118.5 million in the three-month average balance and a decrease of $99.9 million in the six-month average balance of investment securities. In addition, there was a decrease of 79 basis points in the average yield on investment securities to 3.57% from 4.36% for the three-month period and a decrease of 118 basis points in the average yield on investment securities to 3.49% from 4.67% for the six-month period ended September 30, 2010. This decrease reflects management’s change in mix of investment securities to a lower risk weighted category. Interest income on interest-bearing deposits decreased $235,000 and $254,000, respectively, for the three and six months ended September 30, 2010, as compared to the same respective periods in 2009, primarily due to a decrease in the average balances as well as decreases in the average yields for the three-month period.
Interest expense on deposits decreased $9.8 million or 42.5% and decreased $18.1 million or 38.4%, respectively, for the three and six months ended September 30, 2010, as compared to the same respective periods in 2009. This decrease was primarily attributable to a decrease of 68 basis points in the weighted average cost of deposits to 1.70% from 2.38% and a decrease of 64 basis points in the weighted average cost of deposits to 1.76% from 2.40% for the three and six months ended September 30, 2010, as well as a decrease in the average balance of deposits and accrued interest of $760.6 million and $622.7 million, as compared to the same respective three- and six-month periods in the prior year. The decrease in the cost of deposits was due to the fact that certificates are repricing at lower rates and interest rates on demand deposits have declined. Interest expense on other borrowed funds decreased $5.3 million or 39.3% and $6.6 million or 26.9%, respectively, during the three and six months ended September 30, 2010, as compared to the same respective periods in the prior year. The weighted average cost of other borrowed funds decreased 80 basis points to 4.60% from 5.40% for the three-month period and increased 20 basis points to 4.96% from 4.76% for the six-month period ended September 30, 2010, as compared to the same respective periods last year due to the fact that we incurred an amendment fee which is being amortized to interest expense and the weighted average rate on borrowings increased over the prior year. For the three-and six-month periods ended September 30, 2010, the average balance of other borrowed funds decreased $285.3 million and $305.7 million, respectively, as compared to the same respective periods in 2009.
Provision for Credit Losses
Provision for credit losses decreased $50.2 million or 82.5% for the three-month period and decreased $111.7 million or 85.1% for the six-month period ended September 30, 2010, as compared to the same respective periods last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread
The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,221,212	$30,211	5.44%	$2,710,901	$37,162	5.48%
Consumer loans	638,247	8,110	5.08	751,664	9,583	5.10
Commercial business loans	107,125	1,828	6.83	181,521	2,806	6.18

Total loans receivable (2) (3)	2,966,584	40,149	5.41	3,644,086	49,551	5.44
Investment securities (4)	383,396	3,421	3.57	501,888	5,473	4.36
Interest-bearing deposits	235,067	126	0.21	589,944	361	0.24
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	3,639,876	43,696	4.80	4,790,747	55,385	4.62
Non-interest-earning assets	243,972			248,255

Total assets	$3,883,848			$5,039,002

Interest-Bearing Liabilities
Demand deposits	$883,170	704	0.32	$946,206	1,337	0.57
Regular passbook savings	237,126	132	0.22	247,344	181	0.29
Certificates of deposit	1,989,952	12,404	2.49	2,677,319	21,522	3.22

Total deposits	3,110,248	13,240	1.70	3,870,869	23,040	2.38
Other borrowed funds	707,539	8,138	4.60	992,841	13,406	5.40

Total interest-bearing liabilities	3,817,787	21,378	2.24	4,863,710	36,446	3.00

Non-interest-bearing liabilities	41,672			51,182

Total liabilities	3,859,459			4,914,892
Stockholders’ equity	24,389			124,110

Total liabilities and stockholders’ equity	$3,883,848			$5,039,002

Net interest income/interest rate spread (5)		$22,318	2.56%		$18,939	1.62%

Net interest-earning assets	$(177,911)			$(72,963)

Net interest margin (6)			2.45%			1.58%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.98

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,290,582	$59,998	5.24%	$2,840,976	$77,351	5.45%
Consumer loans	666,625	16,912	5.07	777,095	20,329	5.23
Commercial business loans	117,119	3,920	6.69	195,663	5,661	5.79

Total loans receivable (2) (3)	3,074,326	80,830	5.26	3,813,734	103,341	5.42
Investment securities (4)	393,889	6,866	3.49	493,757	11,520	4.67
Interest-bearing deposits	326,709	376	0.23	536,895	630	0.23
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	3,849,753	88,072	4.58	4,899,215	115,491	4.71
Non-interest-earning assets	237,208			264,805

Total assets	$4,086,961			$5,164,020

Interest-Bearing Liabilities
Demand deposits	$922,353	1,796	0.39	$945,169	2,703	0.57
Regular passbook savings	247,698	291	0.23	243,794	347	0.28
Certificates of deposit	2,130,577	26,968	2.53	2,734,413	44,123	3.23

Total deposits and accrued interest	3,300,628	29,055	1.76	3,923,376	47,173	2.40
Other borrowed funds	721,302	17,891	4.96	1,027,005	24,464	4.76

Total interest-bearing liabilities	4,021,930	46,946	2.33	4,950,381	71,637	2.89

Non-interest-bearing liabilities	39,535			51,281

Total liabilities	4,061,465			5,001,662
Stockholders’ equity	25,496			162,358

Total liabilities and stockholders’ equity	$4,086,961			$5,164,020

Net interest income/interest rate spread (5)		$41,126	2.25%		$43,854	1.82%

Net interest-earning assets	$(172,177)			$(51,166)

Net interest margin (6)			2.14%			1.79%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			0.99

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income
Non-interest income increased $12.8 million or 117.0% to $23.7 million and increased $6.8 million or 22.4% to $37.4 million for the three and six months ended September 30, 2010, respectively, as compared to $10.9 million and $30.6 million for the same respective periods in 2009. The increase for the three-month period ended September 30, 2010 was primarily due to the increase in net gain on sale of loans of $8.2 million as a result of increased refinancing activity. In addition, net gain on sale of investment securities increased $4.5 million due to the repositioning of the investment securities portfolio, net gain on sale of branches increased $2.3 million due to the sale of four branches in Northeast Wisconsin in the current year, other non-interest income increased $603,000 and net impairment losses recognized in earnings decreased $73,000. These increases were partially offset by a decrease in other revenue from real estate operations of $1.5 million due to the fact that we sold the majority of the real estate segment in September 2009. In addition, service charges on deposits decreased $981,000 due to less fees being collected as the result of a decline in deposits, loan servicing income decreased $330,000 due to increased amortization of mortgage servicing rights in the current period and credit enhancement income decreased $83,000 for the three-month period ended September 30, 2010, as compared to the same respective period in the prior year.
The increase for the six-month period ended September 30, 2010 was primarily due to the increase in net gain on sale of branches of $7.2 million as a result of the sale of 11 branches in Northwest Wisconsin and the sale of four branches in Northeast Wisconsin in the current year. In addition, net gain on sale of investment securities increased $3.2 million due to the repositioning of the investment securities portfolio, loan servicing income increased $1.0 million due to decreased amortization of mortgage servicing rights in the current period, other non-interest income increased $280,000, net impairment losses recognized in earnings decreased $200,000 and investment and insurance commissions increased $123,000. These increases were partially offset by a decrease in other revenue from real estate operations of $2.0 million due to the fact that we sold the majority of the real estate segment in September 2009. In addition, net gain on sale of loans decreased $1.9 million due to a decrease in mortgage servicing rights gains, service charges on deposits decreased $1.1 million and credit enhancement income decreased $207,000 for the six-month period ended September 30, 2010, as compared to the same respective period in the prior year.
Non-Interest Expense
Non-interest expense decreased $10.0 million or 22.6% to $34.1 million and decreased $13.5 million or 16.2% to $69.8 million for the three months and six months ended September 30, 2010, respectively, as compared to $44.1 million and $83.3 million for the same respective periods in 2009. The decrease for the three-month period was primarily due to a decrease of $4.5 million in compensation due to branch sales and down-sizing. In addition, other expenses from real estate operations decreased $2.2 million due to the fact that we sold the majority of the real estate segment in September 2009, net expense from foreclosed properties and repossessed assets decreased $1.7 million due to a decline in the provision for REO losses, other professional fees decreased $1.2 million, federal deposit insurance premiums decreased $987,000 due to a special assessment in the prior year, other non-interest expense decreased $635,000 primarily due to a decrease in lending operations and appraisal fee expenses, occupancy expense decreased $630,000, furniture and equipment expense decreased $351,000, foreclosure cost expense decreased $326,000 and marketing expense decreased $232,000 for the three months ended September 30, 2010, as compared to the same period in the prior year. These decreases were partially offset by an increase in legal services of $1.5 million due to increased legal expenses from foreclosure activity, an increase in mortgage servicing rights impairment (recovery) of $1.3 million and an increase in data processing expense of $93,000 for the three months ended September 30, 2010 as compared to the same period in the prior year.
The decrease for the six-month period was primarily due to a decrease of $7.0 million in compensation expense due to branch sales and down-sizing. In addition, foreclosure cost impairment decreased $3.7 million due to no new impairment in the current year, other expenses from real estate operations decreased $3.1 million due to the fact that we sold the majority of the real estate segment in September 2009, federal insurance premiums decreased $2.5 million due to a special assessment in the prior year, net expense from foreclosed property and repossessed assets decreased $2.0 million due to a decline in the provision for REO losses, occupancy expense decreased $676,000, furniture and equipment expense decreased $639,000, other non-interest expense decreased $598,000, marketing expense decreased $298,000, data processing expense decreased $267,000 and other professional fees decreased $52,000. These decreases were partially offset by an increase in legal services expense of $2.9 million primarily due to increased legal expenses from foreclosure activity and an increase in mortgage servicing rights impairment of $2.8 million due to increased impairment of mortgage servicing rights and an increase in foreclosure cost expense of

$1.7 million due to an increase in foreclosures in the current year for the six months ended September 30, 2010, as compared to the same period in the prior year.
Income Taxes
Income tax expense includes $14,000 of franchise taxes for the three and six month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. The effective tax rate was 1.12% and 0.13% for the three- and six-month periods ended September 30, 2010 and zero for the three and six months ended September 30, 2009, respectively. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it.
FINANCIAL CONDITION
During the six months ended September 30, 2010, the Corporation’s assets decreased by $612.4 million from $4.42 billion at March 31, 2010 to $3.80 billion at September 30, 2010. The majority of this decrease was attributable to a decrease of $363.6 million in cash and cash equivalents, a decrease of $381.1 million in loans receivable as well as a decrease of $12.4 million in office properties and equipment, which were partially offset by a $144.9 million increase in investment securities available for sale.
Total loans (including loans held for sale) decreased $381.1 million during the six months ended September 30, 2010. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank (FHLB) of $325.6 million, (ii) loans sold as part of the branch sales of $86.6 million, (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $383.3 million, (iv) transfer to foreclosed properties and repossessed assets of $31.9 million and (v) originations and refinances of $446.3 million.
Investment securities (both available for sale and held to maturity) increased $144.9 million during the six months ended September 30, 2010 as a result of purchases of $523.9 million and fair value adjustments, amortization and accretion of $12.8 million, which were partially offset by sales of $362.8 million and principal repayments of $29.0 million in this period.
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
Federal Home Loan Bank (“FHLB”) stock remained constant during the six months ended September 30, 2010. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. This treatment is consistent with industry practice. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC Form 10-Q on August 12, 2010, announcing its financial results for its second quarter ended June 30, 2010. The FHLB of Chicago reported net income for the second quarter of $116 million, compared to net income of $103 million for the same period in the previous year. This $13 million increase in net income was due to a $97 million reduction in the credit portion of other-than-temporary impairment charges. Retained earnings at June 30, 2010 was $825 million, or a decrease of $12 million from June 30, 2009. The FHLB of Chicago reported that they are in compliance with all of their regulatory capital requirements as of the filing date of their 10-Q. The FHLB Chicago is under a cease and desist order that restricts any capital stock repurchases or redemptions without prior approval of the Deputy Director, Division of Regulation of the FHFA. It did not pay any dividends in 2009 and 2010. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of this date. However, this estimate could change in the near term by the following: 1) significant OTTI losses are incurred on the MBS held by the FHLB causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on the MBS increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Foreclosed properties and repossessed assets increased $4.8 million to $60.2 million at September 30, 2010 from $55.4 million at March 31, 2010 due to (i) transfers in of $31.9 million and (ii) capitalized improvements of $500,000. These increases were partially offset by (i) sales of $18.9 million and (ii) additional write downs of various properties of $8.7 million.
Net deferred tax assets were zero at September 30, 2010 and March 31, 2010 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not. It is uncertain if the Corporation can generate taxable income in the near future. An allowance of $3.4 million was placed on the deferred tax asset during the six months ended September 30, 2010.
Total liabilities decreased $607.6 million during the six months ended September 30, 2010. This decrease was largely due to a $525.0 million decrease in deposits and accrued interest of which $276.3 million was due to the branch sales and the remainder was due to deposit runnoff and a $91.2 million decrease in other borrowed funds due to the payoff of FHLB advances offset by a $8.7 million increase in other liabilities. Brokered deposits totaled $145.0 million or approximately 4.8% of total deposits at September 30, 2010 and $173.5 million or approximately 4.9% of total deposits at March 31, 2010, and generally mature within one to five years.
Stockholders’ equity decreased $4.8 million during the six months ended September 30, 2010 as a net result of (i) comprehensive loss of $2.8 million and (ii) accrual of dividends on preferred stock of $2.1 million. These decreases were partially offset by the issuance of shares for management and benefit plans of $40,000.
REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88 million as of September 30, 2010. As of September 30, 2010, the Bank had $60.0 million of bonds issued.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•	Capital Purchase Program (“CPP”). Pursuant to this program, UST, on behalf of the US government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time UST holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in CPP also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million pursuant to the program.
•	Temporary Liquidity Guarantee Program (“TLGP”). TLGP includes both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for opting out of TLGP was December 5, 2008. The Corporation elected not to opt out of TLGP.
•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.
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
     • an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the corporation’s proxy statement) and the next 20 most highly compensated employees;
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

     • a requirement that the Corporation’s chief executive officer and chief financial officer provide in annual securities filings, a written certification of compliance with the executive compensation and corporate governance provisions of the Interim Final Rule;
     • an obligation for the compensation committee of the board of directors to evaluate with the corporation’s chief risk officer certain compensation plans to ensure that such plans do not encourage unnecessary or excessive risks or the manipulation of reported earnings;
     • a requirement that companies adopt a company-wide policy regarding excessive or luxury expenditures; and
     • a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives.
ARRA also empowers UST with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received CPP assistance to determine if the compensation was inconsistent with the purposes of ARRA or CPP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provision of ARRA will apply to the Corporation until it has redeemed the securities sold to UST under the CPP.
In addition, companies who have issued preferred stock to UST under CPP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants may be immediately liquidated by UST.
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within the financial services industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Corporation’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.
OTS Order to Cease and Desist
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the Office of Thrift Supervision (the “OTS”).
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of September 30, 2010.
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
At December 31, 2009, March 31, 2010 and June 30, 2010, the Bank had a core capital ratio of 4.12%, 3.73% and 4.08%, respectively, and a total risk-based capital ratio of 7.59%, 7.32% and 7.63%, respectively, each below the required capital ratios set forth above. At September 30, 2010, the Bank had a core capital ratio of 4.36% and a total risk-based capital ratio of 8.14%. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Capital Restoration Plan
In July, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a Total Risk Based Capital level of 8.05% was achieved as of July 31, 2010. As of September 30, 2010, Total Risk-Based capital was 8.14%.
In addition to requiring compliance with the Plan, the Directive imposes certain other operating requirements and restrictions, most of which were also part of the voluntary Orders entered into with the OTS in June 2009.

RISK MANAGEMENT
The Bank encounters risk as part of the normal course of our business and designs risk management processes to help manage these risks. This Risk Management section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management program.
Risk Management Philosophy
The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize shareholder value. While, due to the overall state of the economy and the elevated risk in the loan portfolio, its risk profile does not currently meet our desired risk level. The Bank is working toward reducing the overall risk level to a more desired risk profile.
Risk Management Principles
Risk management is not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize shareholder value. It includes, but is not limited to the following:
•	Designed to only take risks consistent with the Bank’s strategy and within its capability to manage,
•	Practice disciplined capital and liquidity management,
•	Help ensure that risks and earnings volatility are appropriately understood and measured,
•	Avoid excessive concentrations, and
•	Help support external stakeholder confidence.
Although the Board as a whole is responsible generally for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review risk profiles and discuss key risk issues. In 2009, the Bank hired a new Chief Risk Officer in charge of overseeing credit risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.
Credit Risk Management
Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing investment securities and entering into certain guarantee contracts. Credit risk is one of the most significant risks.
In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. In 2010 and fiscal year-to-date 2011, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank will return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.
The Bank seeks to achieve credit portfolio objectives by maintaining a customer base that is diverse in borrower exposure and industry types. Corporate Credit personnel are responsible for loan underwriting and approval processes to help ensure that newly approved loans meet policy and portfolio objectives.
The Risk Management group is responsible for monitoring credit risk. Internal Audit also provides an independent assessment of the effectiveness of the credit risk management process. The Bank also manages credit risk in accordance with regulatory guidance.

Non-Performing Loans
The composition of non-performing loans is summarized as follows for the dates indicated:

	September 30, 2010			March 31, 2010
		Percent of			Percent of
		Non-			Non-
	Non-	Performing	Percent of	Non-	Performing	Percent of
	Performing	Loans	Total Loans	Performing	Loans	Total Loans
			(Dollars in Thousands)
Single-family residential	$62,405	19.2%	2.06%	$52,765	14.3%	1.54%
Multi-family residential	51,179	15.7%	1.69%	60,485	16.4%	1.76%
Commercial real estate	99,179	30.5%	3.28%	131,730	35.7%	3.83%
Construction and land	89,421	27.5%	2.96%	97,240	26.3%	2.83%
Consumer	6,108	1.9%	0.20%	5,154	1.4%	0.15%
Commercial business	16,950	5.2%	0.55%	21,698	5.9%	0.63%

Total Non-Performing Loans	$325,242	100.0%	10.76%	$369,072	100.0%	10.74%

The following is a summary of non-performing loan activity for the six months ended September 30, 2010 (in thousands):

							Non-performing
	Non-performing		Transferred				loan balance	Remaining
	loan balance		to Accrual	Transferred			September 30,	balance of	ALLL
Loan Category	April 1, 2010	Additions	Status	to OREO	Paid Down	Charged Off	2010	loans	Allocated
Single-family residential	$52,765	$46,436	$(21,411)	$(5,198)	$(2,991)	$(7,196)	$62,405	$622,572	$16,599
Multi-family residential	60,485	26,037	(21,698)	(1,299)	(7,809)	(4,537)	51,179	498,872	25,223
Commercial real estate	131,730	38,087	(28,817)	(13,023)	(8,436)	(20,362)	99,179	647,918	64,596
Construction and land	97,240	24,497	(12,001)	(3,683)	(11,739)	(4,893)	89,421	212,674	22,011
Consumer	5,154	4,360	(1,721)	(191)	(557)	(937)	6,108	608,672	2,528
Commercial business	21,698	10,556	(7,890)	—	(3,796)	(3,618)	16,950	107,247	25,229

Total	$369,072	$149,973	$(93,538)	$(23,394)	$(35,328)	$(41,543)	$325,242	$2,697,955	$156,186

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $43.9 million during the six months ended September 30, 2010. Non-performing assets decreased $39.0 million to $385.5 million at September 30, 2010 from $424.5 million at March 31, 2010 and increased as a percentage of total assets to 10.13% from 9.61% at such dates, respectively.
The interest income that would have been recorded during the six months ended September 30, 2010 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $10.2 million. The amount of interest income attributable to these loans and included in interest income during the six months ended September 30, 2010 was $3.5 million.

Non-Performing Assets
The composition of non-performing assets is summarized as follows for the dates indicated:

	At September 30,	At March 31,
	2010	2010
	(Dollars in thousands)
Total non-accrual loans	$302,316	$324,494
Troubled debt restructurings — non-accrual (2)	22,926	44,578
Other real estate owned (OREO)	60,222	55,436

Total non-performing assets	$385,464	$424,508

Total non-performing loans to total loans (1)	10.76%	10.74%
Total non-performing assets to total assets	10.13	9.61
Allowance for loan losses to total loans (1)	5.17	5.23
Allowance for loan losses to total non-performing loans	48.02	48.67
Allowance for loan and foreclosure losses to total non-performing assets	44.43	46.16

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
The following is a summary of non-performing asset activity for the three months ended September 30, 2010 (in thousands):

		Past due 90 days
		and Still	Total Non-	Other Real	Total Non-
		Accruing	performing	Estate Owned	performing
	Non-accrual	Interest	Loans	(OREO)	Assets
Balance at April 1, 2010	$369,072	$—	$369,072	$55,436	$424,508

Additions	149,973	—	149,973	9,033	159,006
Transfers:					—
Nonaccrual to OREO	(23,394)	—	(23,394)	23,394	—
Returned to accrual status	(93,538)	—	(93,538)	—	(93,538)
Sales	—	—	—	(18,920)	(18,920)
Charge-offs/Loss	(41,543)	—	(41,543)	(8,721)	(50,264)
Payments	(35,328)	—	(35,328)	—	(35,328)

Balance at September 30, 2010	$325,242	$—	$325,242	$60,222	$385,464

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
The decrease in loans considered troubled debt restructurings — non-accrual of $21.7 million to $22.9 million at September 30, 2010 from $44.6 million at March 31, 2010 is a result of a significant loan relationship whose restructuring term ended. As time passes and borrowers continue to perform in accordance with the restructured loan terms, we expect a portion of this balance to be returned to accrual status.
Beginning late in the first quarter of fiscal 2010, management took significant steps to obtain a more thorough and comprehensive understanding of the risk within the loan portfolio and put in place policies and procedures designed to more effectively manage credit risk and eliminate or limit any further material adverse consequences. These efforts include the following:
1.	Realignment of the corporate structure to ensure that risk is adequately and appropriately identified, mitigated and where possible, eliminated through the:
•	Development of a risk management framework.
•	Appointment of a Chief Risk Officer responsible for overseeing all aspects of corporate risk management.
•	Creation of a Special Assets Group responsible for all adversely classified assets with the goal to reduce losses.
2.	Creation and implementation of a new loan risk rating system using qualitative metrics to identify loans with potential risk so they could be properly classified and monitored.
3.	Implementation of a new enhanced impairment analysis to evaluate all classified loans.
4.	Introduction of a new Allowance for Loan and Lease Policy that improves the timeliness of specific reserves taken for the allowance for loan and lease calculation.
5.	Analysis of the population of recent appraisals received and developed a specific reserve amount to capture the probable deterioration in value.
6.	Establishment of an independent underwriting group that evaluates the total borrowing relationship using a global cash flow methodology.
7.	Proactive monitoring of matured and delinquent loans.
8.	Proactive review of the performing (non-impaired) portfolio.
9.	Development of resolution plan on all adversely classified assets.
10.	Introduction of a portfolio management team.
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

Loan Delinquencies
The following table sets forth information relating to the Corporation’s non-impaired loans that were less than 90 days delinquent at the dates indicated.

	At September 30,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
30 to 59 days	$25,630	$53,105	$64,862	$66,617
60 to 89 days	18,742	53,864	29,858	12,928

Total	$44,372	$106,969	$94,720	$79,545

Delinquent loans decreased $62.6 million to $44.4 million at September 30, 2010 from $107.0 million at March 31, 2010 as a result of increased monitoring and loss mitigation efforts. Early stage delinquencies have begun to stabilize as management has worked through the portfolio. Subsequent to September 30, 2010, $651,000 and $2.6 million of commercial real estate loans became over 60 days and 90 days delinquent, respectively, which were evaluated and are not deemed to be impaired.
Impaired Loans
At September 30, 2010, the Corporation has identified $343.8 million of loans as impaired, net of allowances and including performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A summary of the details regarding impaired loans follows:

	At September 30,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
Impaired loans with specific reserve required	$134,767	$210,422	$124,179	$52,866

Impaired loans without a specific reserve	256,063	238,541	103,635	51,192

Total impaired loans	390,830	448,963	227,814	104,058

Less:
Specific valuation allowance	(46,986)	(60,620)	(30,799)	(17,639)

	$343,844	$388,343	$197,015	$86,419

Average impaired loans	$424,695	$364,585	$194,923	$67,138

Interest income recognized on impaired loans	$3,453	$11,939	$9,484	$107

Loans and troubled debt restructurings on non-accrual status	$325,242	$369,072	$227,814	$104,058

Troubled debt restructurings — accrual	$65,588	$79,891	$—	$—

Troubled debt restructurings — non-accrual	$22,926	$44,578	$61,460	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

Allowances for Loan and Lease Losses
Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when we believe that repayment of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in the critical accounting policies.
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal three-year loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OTS, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments to the allowance. Management periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
The allowance consists of specific and general components even though the entire allowance is available to cover losses on any loan. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan, pursuant to ASC 450-20 “Loss Contingencies.” The general allowance covers non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above, pursuant to ASC 450-20 and other related regulatory guidance. Loans graded substandard and below are individually examined closely to determine the appropriate loan loss reserve. The Bank maintains a reserve for unfunded commitments which is classified in other liabilities.
The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
			(Dollars In Thousands)
Allowance at beginning of period	$166,649	$139,455	$179,644	$137,165
Charge-offs:
Single-Family Residential	(3,308)	(2,546)	(7,273)	(4,166)
Multi-Family Residential	(3,793)	(6,292)	(4,695)	(10,837)
Commercial Real Estate	(9,133)	(3,469)	(21,817)	(25,820)
Construction and Land	(3,349)	(12,441)	(5,299)	(38,689)
Consumer	(977)	(559)	(1,715)	(1,235)
Commercial business	(2,037)	(5,181)	(3,991)	(18,914)

Total charge-offs	(22,597)	(30,488)	(44,790)	(99,661)
Recoveries:
Single-Family Residential	161	11	217	23
Multi-Family Residential	43	121	43	124
Commercial Real Estate	1,304	519	1,342	622
Construction and Land	328	—	328	107
Consumer	126	8	142	25
Commercial business	584	138	738	959

Total recoveries	2,546	797	2,810	1,860

Net (charge-offs) recoveries	(20,051)	(29,691)	(41,980)	(97,801)
Provision for loan losses	9,588	60,900	18,522	131,300

Allowance at end of period	$156,186	$170,664	$156,186	$170,664

Net charge-offs to average loans	(2.70)%	(3.26)%	(2.73)%	(5.13)%

Total loan charge-offs were $22.6 million and $30.5 million for the three months ending September 30, 2010 and 2009, respectively. Total loan charge-offs for the three months ended September 30, 2010 decreased $7.9 million from the prior fiscal year. The decrease in charge-offs for the three months ended September 30, 2010 was largely due to a decrease of $9.1 million in construction and land loan charge-offs, a $3.1 million decrease in commercial business loan charge-offs and a $2.5 million decrease in multi-family residential charge-offs, which was offset in part by a $5.7 million increase in commercial real estate charge-offs, $762,000 increase in single-family residential loan charge-offs and a $418,000 increase in consumer loan charge-offs. Recoveries increased $1.7 million during the three months ended September 30, 2010 from the prior fiscal year.
The provision for loan losses decreased $51.3 million to $9.6 million for the three months ending September 30, 2010 compared to $60.9 million for the three months ended September 30, 2009. The decrease in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. The provision for the quarter is not compensatory to the level of net charge-offs of $22.6 million due to the fact that reserves had been substantially established for the loans charged off. Management considered the change in non-performing loans to total loans to 10.65% at September 30, 2010 from 10.74% at March 31, 2010 as well as the change in total non-performing assets to total assets to 10.05% at September 30, 2010 from 9.61% at March 31, 2010 in determining the provision for loan losses. Although some ratios have increased, these increases are primarily a result of a decrease in the loan portfolio and not an increase in the amount of non-performing loans. The amount of non-performing loans has remained relatively constant in the current quarter.

The table below shows the Corporation’s allocation of the allowance for loan losses by loan loss reserve category at the dates indicated.

	As of September 30, 2010		As of March 31, 2010
		% of		% of
		Loan		Loan
		Type to		Type to
		Total		Total
		Loans		Loans
		(Dollars in Thousands)
Allowance allocation:
Single-family residential	$16,599	22.66%	$20,960	22.27%
Multi-family residential	25,223	18.19%	26,471	17.89%
Commercial real estate	64,596	24.71%	75,379	24.53%
Construction and land	22,011	9.99%	23,908	9.89%
Consumer	2,528	20.34%	2,650	20.64%
Commercial business	25,229	4.11%	30,276	4.78%

Total allowance for loan losses	$156,186	100.00%	$179,644	100.00%

Allowance category as a percent of total allowance:
Single-family residential	10.63%		11.67%
Multi-family residential	16.15%		14.74%
Commercial real estate	41.36%		41.96%
Construction and land	14.09%		13.31%
Consumer	1.62%		1.48%
Commercial business	16.15%		16.86%

Total allowance for loan losses	100.00%		100.00%

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the September 30, 2010 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to maintain strong asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the OTS, which can recommend the establishment of additional general or specific loss allowances.
Foreclosed Properties and Repossessed Assets
Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $4.8 million during the six months ended September 30, 2010. Individual properties included in OREO at September 30, 2010 with a recorded balance in excess of $1 million are listed below:

				Most
				Recent
		Recorded	Date	Appraisal
		Balance	Placed in	or Evaluation
Description	Location	(in millions)	OREO	Date

Construction company/equipment	Southern Wisconsin	$2.7	1/29/2009	N/A
Partially constructed condominium and retail complex	Southern Wisconsin	9.9	12/31/2008	9/24/2010
Retail centers/commercial buildings/condos/single-family homes/vacant lots	Northcentral Wisconsin	4.5	9/30/2010	2/8/2010
Commercial building/vacant land	Northeast Wisconsin	1.2	12/29/2009	9/1/2009
Partially constructed condominium project	Central Wisconsin	4.2	3/31/2009	9/23/2010
Property secured by CBRF	Northeast Wisconsin	3.7	12/31/2008	3/1/2009
Commercial building/shopping center	Southern Wisconsin	1.6	9/30/2010	8/12/2010
Condo units/vacant land	Northeast Wisconsin	2.7	7/28/2010	9/1/2010
Single-family and multi-family rental properties	Central Wisconsin	1.3	9/30/2010	6/29/2010
Commercial building/single family properties/vacant land	Southern Wisconsin	3.1	8/27/2010	9/16/2008
Commercial building	Northeast Wisconsin	1.4	9/30/2010	5/8/2010
Several single family properties	Minnesota	2.2	9/16/2008	11/1/2009
Commercial/various properties	Central Wisconsin	2.5	11/3/2009	4/1/2009
Several duplexes and single family properties	Central Wisconsin	1.3	3/29/2010	8/1/2009
Vacant commercial building	Northwest Wisconsin	1.1	3/30/2010	1/9/2010
Retail/office building	Central Wisconsin	3.4	1/22/2010	5/6/2009
Condo units with additional land	Central Wisconsin	6.1	3/31/2010	8/1/2008
Condo units	Northwest Wisconsin	2.5	5/28/2010	5/1/2008
Other properties individually less than $1 million		19.9
Valuation allowance on OREO		(15.1)

		$60.2

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
Foreclosed properties are recorded at fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to foreclosed property. Subsequent decreases in the valuation of foreclosed properties are recorded as a write-down of the foreclosed property with a corresponding charge to expense or to the valuation allowance. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers. On a quarterly basis, the Corporation reviews its carrying values of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis including recent sales or broker opinion. For appraisals received over one year ago, management relies on broker and market analysis. The valuation allowance is primarily related to properties in Chapter 128 receivership. A Chapter 128 receivership is a state, versus federal, ordered liquidation of the property through a court appointed receiver. Although the Bank does not have title to the property, it is required by regulators to report such accounts as OREO. Loss reserves are carried over at transition to OREO and shown as specific reserves.
LIQUIDITY RISK MANAGEMENT
Liquidity risk is the risk of potential loss if the Corporation were unable to meet its funding requirements at a reasonable cost. The Corproration manages liquidity risk at the bank and holding company to help ensure that it can obtain cost-effective funding to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that comes from retail and corporate banking businesses. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain liquidity position.
Liquidity and Capital Resources
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and the receipt of funding from the U.S. Treasury through the Capital Purchase Program (“CPP”), the Bank is currently not allowed to pay dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered CDs per the terms and conditions of the Cease and Desist Order. It has also been granted access to the Fed fund line with the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of September 30, 2010. In addition as of September 30, 2010, the Corporation had outstanding borrowings from the FHLB of $520.1 million, out of our maximum borrowing capacity of $766.3 million, from the FHLB at this time.
On January 30, 2009, as part of the United States Department of the Treasury (the “UST”) Capital Purchase Program, the Corporation entered into a Letter Agreement with the UST. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during the quarters ending June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010. Because the Corporation deferred the quarterly dividend payment six times, according to the Corporation’s bylaws, the Corporation’s Board must, according to its Articles of Incorporation, as amended pursuant to the Corporation’s participation in CPP, automatically expand by two members and UST (or the then current holder of the preferred stock) may elect two directors at the next annual meeting and at every subsequent annual meeting until the dividend is paid in full. That said, as of the date of this filing, UST has not appointed any directors. The Corporation may not redeem the Preferred Stock during the first three years following issuance except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.
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
At September 30, 2010, the Bank had outstanding commitments to originate loans of $11.5 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $210.5 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2010 amounted to $1.65 billion. Scheduled maturities of borrowings during the same period totaled $169.1 million for the Bank and $124.8 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (MPF Program). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6 million at September 30, 2010 related to approximately $757.3 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses through the MPF Program will be incurred under the credit enhancement obligation. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.
The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2010, the Bank had $145.0 million of brokered deposits. At September 30, 2010, the Bank was under a Cease and Desist Order with the OTS which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.
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
At December 31, 2009, March 31, 2010 and June 30, 2010, the Bank had a core capital ratio of 4.12%, 3.73% and 4.08%, respectively, and a total risk-based capital ratio of 7.59%, 7.32% and 7.63%, respectively, each below the required capital ratios set forth above. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. At September 30, 2010, the Bank had a core capital ratio of 4.36% and a total risk-based capital ratio of 8.14%. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at September 30, 2010 and March 31, 2010:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At September 30, 2010
Tier 1 capital (to adjusted tangible assets)	$165,824	4.36%	$114,105	3.00%	$190,175	5.00%
Risk-based capital (to risk-based assets)	197,727	8.14	194,233	8.00	242,792	10.00
Tangible capital (to tangible assets)	165,824	4.36	57,053	1.50	N/A	N/A

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2010 and March 31, 2010:

	September 30,	March 31,
	2010	2010
	(In Thousands)
Stockholders’ equity of the Bank	$170,369	$165,043
Less: Intangible assets	—	(4,092)

Disallowed servicing assets	(1,858)	(1,418)
Accumulated other comprehensive income	(2,687)	5,399

Tier 1 and tangible capital	165,824	164,932
Plus: Allowable general valuation allowances	31,903	36,130

Risk-based capital	$197,727	$201,062

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of positive liquidity at the Bank. At September 30, 2010, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $762,000. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of Amendment No. 6 to the Amended and Restated Credit Agreement on May 31, 2011, and $110 million of Series B Preferred Stock and dividends and interest.
Credit Agreement
On April 29, 2010, the Corporation entered into Amendment No. 6 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Corporation owes $116.3 million to various lenders led by U.S. Bank under the Credit Agreement. The Corporation is currently in default of the Credit Agreement as a result of failure to make a principal payment on March 2, 2009.
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
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 0% per annum. Interest accruing on the Loan is due on the earlier of (i) the date the Loans are paid in full or (ii) the Maturity Date.
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
The total outstanding balance under the Credit Agreement as of September 30, 2010 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2011.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2010, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on April 29, 2010. Under the terms of the Credit Agreement, as amended on April 29, 2010, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
MARKET RISK MANAGEMENT OVERVIEW
Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Bank’s cumulative net gap position at September 30, 2010 has not changed significantly since

March 31, 2010. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010.
Compliance Risk Management
Compliance risk represents the risk of regulatory sanctions, reputational impact or financial loss resulting from the Corporation’s failure to comply with regulations and standards of good banking practice. Activities which may expose the Corporation to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, community reinvestment initiatives, fair lending challenges and employment and tax matters.
Strategic and/or Reputation Risk Management
Strategic and/or reputation risk represents the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products and any other event not identified in the defined risk types mentioned previously. Mitigation of the various risk elements that represent strategic and/or reputation risk is achieved through initiatives to help the Corporation better understand and report on the various risks.
CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS
The consolidated financial statements are prepared by applying certain accounting policies. Certain of these policies require management to make estimates and strategic or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the reported results and financial position for the period or in future periods. Some of the more significant policies are as follows:
Fair Value Measurements
Management must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations under GAAP. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.
Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale securities. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact future financial condition and results of operations.
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
Allowances for Loan Losses
The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the allowances is determined based on periodic evaluations of the loan and lease portfolios and other relevant factors. The allowance is comprised of both a specific component and a general component. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. At least quarterly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.
In determining the general allowance management has segregated the loan portfolio by collateral type. By doing so they are better able to identify trends in borrower behavior and loss severity. For each collateral type, they compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred in fiscal years 2009 and 2010, management reviewed each strata’s historical losses by quarter for any trends that would indicate a shorter look back period would be more representative.
In addition to the historical loss factor, management considers the impact of the following qualitative factors: changes in lending policies, procedures and practices, economic and industry trends and conditions, experience, ability and depth of lending management, level of and trends in past dues and delinquent loans, changes in the quality of the loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in credit concentrations and portfolio size and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in its portfolio.
Specific allowances are determined as a result of our impairment process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral less selling costs or a discounted cash flow analysis as a determinant of fair value. If fair value exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than fair value a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.
The Corporation regularly obtains updated appraisals for real estate collateral dependent loans for which it deems it appropriate to assess whether or not a specific asset is impaired. Loans having unpaid principal balance of $500,000 or less in a homogenous pool of assets do not require an impairment analysis therefore updated appraisals are not obtained until the foreclosure or sheriff sale occurs. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. The fair value of such loans for which current and acceptable appraisals are not available is approximately $135.6 million based on the Corporation’s best estimate of fair value, discounted at various rates depending on the collateral type. The Corporation discounts these appraisals an additional 10% and 20% for all non-land loans and unimproved land loans, respectively.
Collateral dependent loans are considered to be non-performing at such time that they become ninety days past due or a probable loss is expected. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the fair value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral. These discounts are 25 percent on commercial real estate and 35 percent on unimproved land if the appraisal is over one year old. These discount percentages are based on actual experience over the past twelve month period. If the appraisal is within one year, the Corporation applies a discount of 15 percent. The Corporation believes these discounts reflect market factors, the locations in which the collateral is located and the estimated cost to dispose.
Management considers the allowance for loan losses at September 30, 2010 to be at an acceptable level. Although they believe that they have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although they use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.
Foreclosure
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
Mortgage Servicing Rights
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
Income Taxes
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
As a result of its evaluation, the Corporation has recorded a full valuation allowance on its net deferred tax asset.
Revenue Recognition
The Corporation derives net interest and noninterest income from various sources, including:
•	Lending,

•	Securities portfolio,

•	Asset management and fund servicing,

•	Customer deposits,

•	Loan servicing, and

•	Sale of loans and securities.
The Corporation also earns fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees, selling various insurance products, providing treasury management services and participating in certain capital markets transactions. Revenue earned on interest-earning assets including the accretion of fair value adjustments on discounts for purchased loans is recognized based on the effective yield of the financial instrument.
The timing and amount of revenue that is recognized in any period is dependent on estimates, judgments, assumptions and contractual terms. Changes in these factors can have a significant impact on revenue recognized in any period due to changes in products, market conditions or industry norms.
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
(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	changes in technology;

(v)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(vi)	uncertainties regarding our ability to continue as a going concern;

(vii)	our ability to address our own liquidity problems;

(viii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(ix)	our ability to pay dividends;

(x)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(xi)	unprecedented volatility in the market and fluctuations in the value of our common stock;

(xii)	dilution of existing shareholders as a result of possible future transaction;

(xiii)	uncertainties about the Corporation and the Bank’s Cease and Desist Orders with OTS;

(xiv)	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

(xv)	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

(xvi)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines;

(xvii)	uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago;

(xviii)	delisting of the Corporation’s common stock from Nasdaq;

(xix)	significant unforeseen legal expenses;

(xx)	uncertainties about market interest rates;

(xxi)	security breaches of our information systems;

(xxii)	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

(xxiii)	environmental liability for properties to which we take title;

(xxiv)	expiration of Amendment No. 6 to our Amended and Restated Credit Agreement on May 31, 2011;

(xxv)	uncertainties about our ability to obtain regulatory approval and finalize transactions to sell several branch locations;

(xxvi)	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

(xxvii)	changes in the U.S. Treasury’s Capital Purchase Program;

(xxviii)	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

(xxix)	monetary and fiscal policies of the U.S. Department of the Treasury;

(xxx)	implications of the Dodd-Frank Act; and

(xxxi)	challenges relating to recruiting and retaining key employees.
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

The Corporation’s principal executive officer and principal financial officer concluded that the Corporation did not maintain effective entity level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles by the time our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 was issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are subject to a number of risks which may potentially impact our business, financial condition, results of operations and liquidity. As a financial services institution, certain elements of risk are inherent in all of our transactions and are present in every business decision we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks.

The following risk factors are added to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ending March 31, 2010. In general, each of these risk factors, including the ones added below, presents the risk of a material impact on our results of operations or financial condition, in addition to other possible consequences described therein.

The impact of the recently enacted Dodd-Frank Act is still uncertain, but it may increase our costs of doing business and could result in restrictions on certain products and services we offer.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which significantly changes the financial regulatory landscape and will affect the operating activities of financial institutions and their holding companies as well as others. Although many of the details of the Dodd-Frank Act and the full impact it will have on our business will not be known for many months or years, in part because many of the provisions require the adoption of implementing rules and regulations, we expect compliance with the new law and its rules and regulations to result in additional operating costs.

For example, the Dodd-Frank Act requires the adoption of new capital regulations within the next 18 months. The regulations are required to be, at a minimum, as stringent as current capital and leverage requirements and, may limit the use of subordinated debt or similar instruments such as trust preferred securities to meet capital requirements. The new regulations or other regulatory actions could require us to raise additional capital depending on our business activities, asset mix, growth plans and results of operation. The Dodd-Frank Act also provides that certain financial institutions will be required to conduct annual stress tests in accordance with regulations to be adopted. The testing will require resources and increase our compliance costs.

In other provisions, the Dodd-Frank Act increases the regulation of derivatives and hedging transactions. The regulations are expected to impose additional reporting and monitoring requirements, require higher capital and margin requirements and require that certain trades be executed through clearinghouses. We do not expect these provisions to have a material impact on the Corporation.

With respect to deposit insurance, the Dodd-Frank Act broadens the base for FDIC insurance assessments which we expect will increase our FDIC insurance premiums and permanently increases the deposit insurance limit to $250,000 per depositor. Under the Dodd-Frank Act, the FDIC will insure the full balance of non-interest bearing transaction accounts through January 1, 2013, replacing the TAGP at the end of calendar 2010. The Dodd-Frank Act also repeals the prohibition on banks’ payment of interest on demand deposit accounts of commercial clients beginning one year from the date of enactment, and the market impact of this change is not yet known.

Another significant aspect of the Dodd-Frank Act that will affect us is the creation of a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

In addition, the Dodd-Frank Act calls for the dissolution of our primary regulator, the Office of Thrift Supervision (“OTS”). The OTS is scheduled to cease operation as of July 21, 2011, although that date could be delayed under certain circumstances. At such time as the OTS goes out of existence, regulation of the Bank will be assumed by the Office of the Controller of the Currency, with the Federal Reserve becoming the Corporation’s primary regulator. The impact of this change on our operations is not yet known.

No assurance can be given as to the ultimate effect that the Dodd-Frank Act or any of its provisions will have on our business, financial condition and results of operations, the financial services industry or the economy.

Our regional concentration makes us particularly at risk for changes in economic conditions in our primary market.

Our business is primary located in Wisconsin. Thus, we are particularly vulnerable to adverse changes in economic conditions in Wisconsin and the Midwest more generally.

Our asset valuations include observable inputs and may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions and judgments when financial assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party sources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flows and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying inputs, factors, assumptions or estimates in any of the areas underlying our estimates could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain of our assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, certain asset valuations may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented credit and equity market conditions and interest rates could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly.

Lenders may be required to repurchase mortgage loans or indemnify mortgage loan purchasers as a result of breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could harm our liquidity, results of operations and financial condition.

When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans in the event we breach any of these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of borrower fraud. Likewise, we are required to repurchase or substitute mortgage loans if we breach a representation or warranty in connection with our securitizations. While we have taken steps to enhance our underwriting policies and procedures, there can be no assurance that these steps will be effective or reduce risk associated with loans sold in the past. To date, the volume of repurchases has been insignificant. If the level of repurchase and indemnity activity becomes material, our liquidity, results of operations and financial condition will be adversely affected.

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
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2010, the Corporation does not have a stock repurchase plan in place.
Item 3	Intentionally Left Blank
Item 4	Removed and Reserved.
Item 5	Other Information.

Adoption of Shareholder Rights Plan

On November 5, 2010, the Corporation and American Stock Transfer & Trust Company, LLC entered into a shareholder rights agreement (the “Rights Agreement”) designed to reduce the likelihood that the Company will experience an “ownership change” (as defined under U.S. federal income tax laws) by (i) discouraging any person or group of affiliated or associated persons from becoming a beneficial owner of 5% or more of our Common Stock (an “Acquiring Person”) and (ii) discouraging any Acquiring Person from acquiring additional shares of the Common Stock. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. There is no guarantee, however, that the Rights Plan will prevent the Company from experiencing an ownership change. The purpose of the Rights Agreement is to protect the Company’s ability to use certain tax assets, such as net operating loss carryforwards and built-in losses (the “Tax Assets”), to offset future income. A corporation that experiences an ownership change will generally be subject to an annual limitation on certain of its pre-ownership change Tax Assets in an amount generally equal to the equity value of the corporation immediately before the ownership change subject to certain adjustments, multiplied by the “long-term tax-exempt rate.” As a result, the Company’s use of the Tax Assets in the future would be significantly limited if it were to experience an ownership change.

Pursuant to the Rights Agreement, the Corporation’s Board of Directors declared a dividend distribution of one preferred stock purchase right for each share of common stock outstanding at the close of business on November 22, 2010. The rights will be distributable to holders of record of the Corporation’s common stock as of November 22, 2010, as well as to holders of shares of the Corporation’s common stock issued after that date, but would only be exercisable in accordance with the terms of the Rights Agreement. The adoption of the Rights Agreement has no impact on the results of operations, consolidated balance sheet or net income (loss) per share. The rights may be dilutive to earnings per share in the future dependent upon the results of operations and market value of the Corporation’s common stock outstanding.

The above summary does not purport to be complete and is qualified in its entirety by the full text of the Rights Agreement, which was filed as Exhibit 4.3 to the Corporation’s Current Report on Form 8-K, filed on the date hereof. For more information on the Rights Agreement, see the Current Report on Form 8-K and Registration Statement on Form 8-A, each filed on the date hereof and incorporated herein by reference.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Interim Principal Accounting Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ANCHOR BANCORP WISCONSIN INC.

Date: November 5, 2010	By:	/s/ Chris Bauer
Chris Bauer,
President and Chief Executive Officer

Date: November 5, 2010	By:	/s/ Mark D. Hayman
Mark D. Hayman,
Interim Principal Accounting Officer