Form 10-Q
period 2010-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2011-02-07
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 001-34955
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of January 31, 2011: 21,683,304

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	December 31,	March 31,
	2010	2010
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$74,913	$42,411
Interest-bearing deposits	59,605	469,751

Cash and cash equivalents	134,518	512,162
Investment securities available for sale	529,801	416,203
Investment securities held to maturity (fair value of $31 and $40, respectively)	31	39
Loans, less allowance for loan losses of $157,438 at December 31, 2010 and $179,644 at March 31, 2010:
Held for sale	37,196	19,484
Held for investment	2,661,991	3,229,580
Foreclosed properties and repossessed assets, net	69,241	55,436
Real estate held for development and sale	1,213	1,304
Office properties and equipment	30,251	43,558
Federal Home Loan Bank stock—at cost	54,829	54,829
Accrued interest and other assets	61,681	83,670

Total assets	$3,580,752	$4,416,265

Liabilities and Stockholders’ (Deficit) Equity
Deposits
Non-interest bearing	$255,595	$285,374
Interest bearing deposits and accrued interest	2,588,730	3,267,388

Total deposits and accrued interest	2,844,325	3,552,762
Other borrowed funds	685,608	796,153
Other liabilities	60,340	37,237

Total liabilities	3,590,273	4,386,152

Commitments and contingent liabilities (Note 11)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding	87,165	81,596
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,683,304 and 21,685,925 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	109,133	109,133
Retained deficit	(92,061)	(61,249)
Accumulated other comprehensive income (loss) related to AFS securities	(16,463)	507
Accumulated other comprehensive loss related to OTTI non credit issues	(3,771)	(5,906)

Total accumulated other comprehensive income (loss)	(20,234)	(5,399)
Treasury stock (3,680,035 and 3,677,414 shares, respectively), at cost	(90,526)	(90,975)
Deferred compensation obligation	(5,534)	(5,529)

Total Anchor BanCorp stockholders’ (deficit) equity	(9,521)	30,113

Total liabilities and stockholders’ (deficit) equity	$3,580,752	$4,416,265

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
		(In Thousands, Except Per Share Data)
Interest income:
Loans	$36,631	$48,545	$117,461	$151,886
Investment securities and Federal Home Loan Bank stock	4,442	4,801	11,308	16,321
Interest-bearing deposits	78	208	454	838

Total interest income	41,151	53,554	129,223	169,045

Interest expense:
Deposits	10,993	21,278	40,048	68,451
Other borrowed funds	7,963	9,943	25,854	34,407

Total interest expense	18,956	31,221	65,902	102,858

Net interest income	22,195	22,333	63,321	66,187
Provision for credit losses	21,412	10,456	41,020	141,756

Net interest income (loss) after provision for credit losses	783	11,877	22,301	(75,569)

Non-interest income:
Total other than temporary losses	—	(872)	—	(1,910)
Portion of loss recognized in other comprehensive income	—	786	—	1,741
Reclassification from other comprehensive income	(163)	(260)	(362)	(576)

Net impairment losses recognized in earnings	(163)	(346)	(362)	(745)
Loan servicing income (loss), net of amortization	(416)	1,038	1,076	1,525
Credit enhancement income on mortgage loans sold	116	293	605	989
Service charges on deposits	2,855	3,949	9,773	11,924
Investment and insurance commissions	971	1,070	2,696	2,672
Net gain on sale of loans	5,601	2,805	16,164	15,270
Net gain on sale of investment securities	1,187	5,783	7,952	9,396
Net gain on sale of branches	100	—	7,348	—
Other revenue from real estate partnership operations	—	—	387	2,393
Other	1,435	1,104	3,434	2,823

Total non-interest income	11,686	15,696	49,073	46,247

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Con’t.)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
		(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$10,396	$12,415	$31,799	$40,864
Occupancy	1,921	2,427	6,305	7,487
Federal deposit insurance premiums	1,423	4,300	9,119	14,486
Furniture and equipment	1,520	1,836	5,023	5,978
Data processing	1,627	1,914	4,981	5,535
Marketing	248	542	965	1,557
Other expenses from real estate partnership operations	32	211	547	3,870
Foreclosed properties and repossessed assets—net expense	3,307	7,710	15,747	20,480
Foreclosure cost advance impairment	—	—	—	3,708
Mortgage servicing rights recovery	(1,611)	(415)	(149)	(1,765)
Legal services	1,866	1,961	6,645	3,834
Other professional fees	767	1,007	2,877	3,168
Other	3,151	3,862	10,595	11,905

Total non-interest expense	24,647	37,770	94,454	121,107

Loss before income taxes	(12,178)	(10,197)	(23,080)	(150,429)
Income taxes	—	3	14	3

Net Loss	(12,178)	(10,200)	(23,094)	(150,432)
Preferred stock dividends and discount accretion	(1,853)	(3,228)	(7,622)	(9,700)

Net loss available to common equity of Anchor BanCorp	$(14,031)	$(13,428)	$(30,716)	$(160,132)

Comprehensive loss	$(35,099)	$(20,101)	$(37,929)	$(155,362)

Loss per common share:
Basic	$(0.66)	$(0.63)	$(1.45)	$(7.56)
Diluted	(0.66)	(0.63)	(1.45)	(7.56)
Dividends declared per common share	—	—	—	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(Unaudited)

								Accu-
								mulated
								Other
								Compre-
	Non-			Additional	Retained		Deferred	hensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
				(Dollars in thousands except per share data)
Balance at April 1, 2009 (as restated)	$411	$74,185	$2,536	$109,327	$131,878	$(94,744)	$(5,480)	$(6,337)	$211,776
Comprehensive income (loss):
Net loss	—	—	—	—	(177,062)	—	—	—	(177,062)
Non-credit portion of other-than-temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(2,100)	(2,100)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(11,095)	(11,095)
Reclassification adjustment for credit portion of other-than-temporary impairment realized in income, net of tax of $0	—	—	—	—	—	—	—	847	847
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	13,286	13,286

Comprehensive loss									$(176,124)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Dividend on preferred stock	—	—	—	—	(5,500)	—	—	—	(5,500)
Issuance of treasury stock	—	—	—	(194)	(3,154)	3,769	(49)	—	372
Accretion of preferred stock discount	—	7,411	—	—	(7,411)	—	—	—	—

Balance at March 31, 2010	$—	$81,596	$2,536	$109,133	$(61,249)	$(90,975)	$(5,529)	$(5,399)	$30,113

Comprehensive income (loss):
Net loss	—	—	—	—	(23,094)	—	—	—	(23,094)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(7,952)	(7,952)
Reclassification adjustment for credit portion of other-than-temporary impairment realized in income, net of tax of $0	—	—	—	—	—	—	—	362	362
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	(7,245)	(7,245)

Comprehensive loss									$(37,929)

Dividend on preferred stock	—	—	—	—	(2,053)	—	—	—	(2,053)
Issuance of treasury stock	—	—	—	—	(96)	449	(5)	—	348
Accretion of preferred stock discount	—	5,569	—	—	(5,569)	—	—	—	—

Balance at December 31, 2010	$—	$87,165	$2,536	$109,133	$(92,061)	$(90,526)	$(5,534)	$(20,234)	$(9,521)

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
	(In Thousands)
Operating Activities
Net loss	$(23,094)	$(150,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	41,020	141,756
OREO losses, net	7,229	13,705
Depreciation and amortization	3,955	3,705
Amortization and accretion of investment securities, net	2,192	1,873
Mortgage servicing rights impairment (recovery)	(149)	(1,765)
Foreclosure cost advance impairment	—	3,708
Cash paid due to origination of loans held for sale	(699,518)	(996,214)
Cash received due to sale of loans held for sale	697,970	1,137,808
Net gain on sales of loans	(16,164)	(15,270)
Net gain on sale of investment securities	(7,952)	(9,396)
(Gain) loss on sale of foreclosed properties	(3,325)	452
Net gain on sale of branches	(7,348)	—
Net impairment losses recognized in earnings	362	745
Stock-based compensation expense	348	566
Capitalized improvments of OREO	(522)	—
Decrease in accrued interest receivable	3,029	3,311
Decrease in prepaid expense and other assets	26,457	24,017
Increase (decrease) in accrued interest payable on deposits	5,826	(1,782)
Increase (decrease) in other liabilities	12,433	(18,179)
Decrease in non-controlling interest in real estate partnerships	—	(411)

Net cash provided by operating activities	42,749	138,197

Investing Activities
Proceeds from sale of investment securities	385,209	391,615
Proceeds from maturities of investment securities	62,825	49,965
Purchase of investment securities	(615,458)	(455,659)
Principal collected on investment securities	44,399	84,377
Net decrease in loans held for investment	388,280	301,620
Purchases of office properties and equipment	(1,232)	(2,024)
Proceeds from sales of office properties and equipment	496	468
Proceeds from sale of foreclosed properties	34,408	18,925
Investment in real estate held for development and sale	91	13,945
Branch sale — Royal Credit Union net of cash and cash equivalents	(99,897)	—
Branch sale — Nicolet net of cash and cash equivalents	(80,256)	—

Net cash provided by investing activities	118,865	403,232
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(418,821)	$(316,944)
Increase in advance payments by borrowers for taxes and insurance	(7,837)	(6,916)
Proceeds from borrowed funds	15,500	257
Repayment of borrowed funds	(128,100)	(319,170)
Tax benefit from stock related compensation	—	(194)

Net cash used in financing activities	(539,258)	(642,967)

Net decrease in cash and cash equivalents	(377,644)	(101,538)
Cash and cash equivalents at beginning of period	512,162	433,826

Cash and cash equivalents at end of period	$134,518	$332,288

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$71,728	$102,470
Income taxes	(17,142)	(29,376)

Non-cash transactions:
Transfer of loans to foreclosed properties	51,595	20,939
Securitization of mortgage loans held for sale to mortgage-backed securities	—	48,878
See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Principles of Consolidation
The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation and Anchor Investment Corporation. Significant inter-company balances and transactions have been eliminated. The Corporation also consolidates certain variable interest entities (joint ventures and other 50% or less owned partnerships) to which the Corporation is the primary beneficiary.
Note 2 — Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included.
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, mortgage servicing rights and deferred tax assets, and the fair value of investment securities. The results of operations and other data for the three- and nine-month periods ended December 31, 2010 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2011. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships which are considered variable interest entities which are consolidated by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Certain prior period accounts have been reclassified to conform to the current period presentations. The April 1, 2009 stockholders’ equity has been restated to reflect $2.4 million of FDIC premium that should have been expensed in prior years. The reclassifications had no impact on the prior year’s consolidated net loss.

Note 3 — Significant Risks and Uncertainties
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
On August 31, 2010, the OTS approved the Capital Restoration Plan submitted by the Bank, although the approval included a Prompt Corrective Action Directive (“PCA”). The only new requirement of the PCA is that the Bank shall obtain prior written approval from the Regional Director before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of real estate owned due to foreclosure (“REO”) where the contract does not exceed $3.5 million and the sales price of the REO does not fall below 85% of the net carrying value of the REO.
At March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the Bank had a core capital ratio of 3.73%, 4.08%, 4.36% and 4.43%, respectively, and a total risk-based capital ratio of 7.32%, 7.63%, 8.14% and 8.37%, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
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
The Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted this plan.
Further, the Corporation entered into an amendment dated April 29, 2010 (“Amendment No. 6”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 14, which established new financial covenants. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of December 31, 2010, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce the outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce the outstanding borrowings to zero by May 31, 2011, which may limit our ability to fund ongoing operations.
Credit Risks
While the Corporation has devoted, and will continue to devote, substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions also raise substantial doubt as to the Corporation’s ability to continue as a going concern. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has incurred a net loss of $12.2 million and $23.1 million for the three and nine months ended December 31, 2010, respectively. Stockholders’ equity decreased from $30.1 million or 0.68% of total assets at March 31, 2010 to a deficit of $9.5 million at December 31, 2010. At December 31, 2010, the Bank’s risk-based capital is considered adequately capitalized for regulatory purposes. However, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Bank Order dated June 26, 2009. The provision for credit losses was $21.4 million for the three months ended December 31, 2010, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.
Note 4 — Summary of Significant Accounting Related to Loans Held for Investment and Allowance for Loan Losses
Loans Held for Investment. Loans are stated at the amount of the unpaid principal, reduced by unearned net loan fees and an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Factors that management considers include early stage delinquencies and financial difficulties of the borrower that lead management to believe that principal and interest will not be collected in full. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Corporation has defined the following segments within its loan portfolio in order to determine its allowance for loan losses: Residential, Commercial and Industrial, Commercial Real Estate and Consumer. The Corporation has disaggregated those segments into the following classes based on risk characteristics: Residential, Commercial and Industrial, Land and Construction, Multi-Family, Retail/Office and Other Commercial Real estate within the Commercial Real Estate segment and Education and Other Consumer within the Consumer segment.
Loan Fees and Discounts. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. The Corporation primarily amortizes these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.
Allowance for Loan Losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to net interest income based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.
In determining the general allowance management has segregated the loan portfolio by collateral type. This allows management to identify trends in borrower behavior and loss severity. A historical loss factor is computed for each collateral type. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred in fiscal years 2009 and 2010, management reviewed each strata’s historical losses by quarter for any trends that would indicate a shorter look back period would be more representative.
In addition to the historical loss factor, management considers the impact of the following qualitative factors: changes in lending policies; procedures and practices; economic and industry trends and conditions; experience; ability and depth of lending management; level of and trends in past dues and delinquent loans; changes in the quality of the loan review system; changes in the value of the underlying collateral for collateral dependent loans; changes in credit concentrations and portfolio size; and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor based on changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both as necessary, to a factor we believe is appropriate for the probable and inherent risk of loss in its portfolio.
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

On a monthly basis, adversely classified loans are analyzed to determine the amount to be charged off to the allowance. Commercial charge-offs are recorded when available information indicates that specific loans, or portions of loans, are uncollectible. Any portion of the recorded investment deemed uncollectible in a collateral-dependent loan (including capitalized accrued interest, net deferred loan fees or costs and unamortized premium or discount) in excess of the fair value of the collateral is considered a confirmed loss and is charged against the allowance. Residential loans are charged off at the time funds are received by an approved short sale, information is obtained regarding the property that shows an insufficient value and the borrower has not made a payment in a significant amount of time or the foreclosure sale is complete and the loan is being reclassified to OREO. Consumer loans are charged off based on various criteria including: foreclosure sale is complete and there are no surplus proceeds available based on recent valuation, a recent valuation shows no surplus for the Bank, collateral is repossessed or sold and deficiency is realized, information is received indicating the collateral has little or no value, and for unsecured notes on or before reaching 150 days past due or the month following notice of discharge for a Chapter 7 Bankruptcy.
Reserve for Unfunded Commitments. The reserve for unfunded commitments is determined using the overall loss factor of the associated loan and is applied to unfunded commitments of performing loans. A provision for unfunded commitments is charged to the provision for credit losses based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. The reserve for unfunded commitments is included in other liabilities on the Consolidated Statement of Financial Condition.
Note 5 — Recent Accounting Pronouncements
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would primarily be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.
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
ASU No. 2010-20, “Receivables (Topic 830) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures.
Note 6 — Investment Securities
The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At December 31, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$7,740	$112	$—	$7,852
Corporate stock and other	1,152	99	(104)	1,147
Agency CMOs and REMICs	365	17	—	382
Non-agency CMOs	54,163	437	(3,874)	50,726
Residential agency mortgage-backed securities	6,513	285	(13)	6,785
GNMA securities	480,102	1,462	(18,655)	462,909

	$550,035	$2,412	$(22,646)	$529,801

Held-to-maturity:
Residential agency mortgage-backed securities	$31	$—	$—	$31

	$31	$—	$—	$31

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At March 31, 2010:
Available-for-sale:
U.S. government and federal agency obligations	$51,029	$49	$(47)	$51,031
Corporate stock and other	1,176	72	(50)	1,198
Agency CMOs and REMICs	1,393	20	—	1,413
Non-agency CMOs	91,140	550	(6,323)	85,367
Residential agency mortgage-backed securities	14,907	593	(60)	15,440
GNMA securities	261,957	1,226	(1,429)	261,754

	$421,602	$2,510	$(7,909)	$416,203

Held-to-maturity:
Residential agency mortgage-backed securities	$39	$1	$—	$40

	$39	$1	$—	$40

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2010 and March 31, 2010.

	At December 31, 2010
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Corporate stock and other	$—	$—	$48	$(104)	$48	$(104)
Non-agency CMOs	5,532	(25)	23,555	(3,849)	29,087	(3,874)
Residential agency mortgage-backed securities	963	(13)	—	—	963	(13)
GNMA securities	387,356	(18,655)	—	—	387,356	(18,655)

	$393,851	$(18,693)	$23,603	$(3,953)	$417,454	$(22,646)

	At March 31, 2010
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
US government and federal agency obligations	$4,000	$(47)	$—	$—	$4,000	$(47)
Corporate stock and other	51	(13)	50	(37)	101	(50)
Non-agency CMOs	4,244	(37)	43,029	(6,286)	47,273	(6,323)
Residential agency mortgage-backed securities	1,336	(60)	—	—	1,336	(60)
GNMA securities	138,996	(1,429)	—	—	138,996	(1,429)

	$148,627	$(1,586)	$43,079	$(6,323)	$191,706	$(7,909)

The tables above represent fifty (50) investment securities at December 31, 2010 compared to forty-three (43) at March 31, 2010 that, due to the current interest rate environment and other factors not relating to credit, have declined in value.

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
The Corporation utilizes a discounted cash flow model in the determination of fair value which is used in the calculation of other-than-temporary impairments on non-agency Collateralized Mortgage Obligations (“CMOs”). This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.
To estimate fair value of non-agency CMOs, the Corporation discounted its best estimate of expected cash flows after credit losses at rates ranging from 5.0% to 12.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The Corporation benchmarks its fair value results to a pricing service and monitors the market for actual trades. The Corporation includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs. The significant inputs used for calculating the credit loss portion of securities with other than temporary impairment (“OTTI”) include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of December 1, 2010. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The projected default rates used in the model ranged from 2.8% to 11.8%.
Based on the Corporation’s impairment testing as of December 31, 2010, 14 non-agency CMOs with a fair value of $27.2 million and an adjusted cost of $31.0 million were other-than-temporarily impaired compared to 15 non-agency CMOs with a fair value of $34.8 million and an adjusted cost basis of $40.7 million as of March 31, 2010. The portion of the other-than-temporary impairment due to credit of $163,000 and $362,000 was included in earnings for the three and nine month periods ending December 31, 2010. These other-than-temporary impairments were all additional credit losses on existing OTTI securities.

The cumulative unrealized losses on the securities with other-than-temporary impairment were $5.9 million at December 31, 2010 and $7.8 million at March 31, 2010. The difference between the total unrealized losses of $5.9 million and the credit loss of $2.1 million, or $3.8 million at December 31, 2010, was included in accumulated other comprehensive income. All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairments related to credit loss by year of vintage were $1.4 million for 2007, $317,000 for 2006, $349,000 for 2005 and $25,000 prior to 2005.
The Corporation has $18.7 million in unrealized losses on long-term GNMA securities as of December 31, 2010 due to increases in interest rates and factors other than credit during the most recent quarter. GNMA securities are guaranteed by the U.S. Government. The Corporation has reviewed this portfolio for other-than-temporary impairment and has concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Beginning balance of the amount of OTTI related to credit losses	$1,964	$1,203	$1,889	$805

The credit portion of OTTI not previously recognized	—	86	—	168
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	163	260	362	576
Credit portion of OTTI previously recognized for securities sold during the period	—	—	(124)	—

Ending balance of the amount of OTTI related to credit losses	$2,127	$1,549	$2,127	$1,549

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(in thousands)
Proceeds from sales	$82,490	$243,545	$385,209	$391,615

Gross gains on sales	1,187	5,783	7,952	9,396
Gross losses on sales	—	—	—	—

Net gain on sales	$1,187	$5,783	$7,952	$9,396

At December 31, 2010 and March 31, 2010, investment securities available-for-sale with a fair value of approximately $419.1 million and $301.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
The fair value of investment securities by contractual maturity at December 31, 2010 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month and twelve-month calls were zero and $500,000, respectively, as of December 31, 2010.

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total

Available-for-sale, at fair value:
U.S. government and federal agency obligations	$3,700	$4,152	$—	$—	$7,852
Corporate stock and other	—	—	—	1,147	1,147
Agency CMOs and REMICs	—	—	—	382	382
Non-agency CMOs	—	29	9,666	41,031	50,726
Residential agency mortgage-backed securities	—	590	907	5,288	6,785
GNMA secrurities	—	—	718	462,191	462,909

Total	$3,700	$4,771	$11,291	$510,039	$529,801

Held-to-maturity, at fair value:
Residential agency mortgage-backed securities	$—	$7	$24	$—	$31

Total	$—	$7	$24	$—	$31

	$3,700	$4,778	$11,315	$510,039	$529,832

Held-to-maturity, at cost:
Residential agency mortgage-backed securities	$—	$7	$24	$—	$31

Note 7 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	December 31,	March 31,

	2010	2010

Residential	$685,536	$775,520
Commercial and Industrial	112,568	169,050
Land and Construction	268,358	333,503
Multi-Family	456,210	535,905
Other Commercial Real Estate	290,828	361,202
Retail/office	449,408	551,512
Other Consumer	300,752	378,385
Education	286,489	331,475

	2,850,149	3,436,552

Contras to loans:
Undisbursed loan proceeds*	(27,076)	(23,334)
Allowance for loan losses	(157,438)	(179,644)
Unearned loan fees	(3,536)	(3,898)
Net discount on loans purchased	(5)	(8)
Unearned interest	(103)	(88)

	(188,158)	(206,972)

	$2,661,991	$3,229,580

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.
At December 31, 2010, loans receivable with a carrying value of approximately $909.7 million of mortgage loans and $135.5 million of education loans were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$156,186	$170,664	$179,644	$137,165
Provision	21,691	10,456	40,213	141,756
Charge-offs	(23,467)	(17,131)	(68,257)	(116,792)
Recoveries	3,028	505	5,838	2,365

Allowance at end of period	$157,438	$164,494	$157,438	$164,494

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

		Commercial	Commercial
	Residential	and Industrial	Real Estate	Consumer	Total
Allowance for Loan Losses:
Ending balance	$24,554	$15,461	$113,627	$3,796	$157,438

Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,815	$5,159	$33,434	$428	$48,837
Collectively evaluated for impairment	14,738	10,302	80,193	3,368	108,602

Total ending allowance balance	$24,554	$15,461	$113,627	$3,796	$157,438

Loans:
Loans individually evaluated	$73,872	$21,448	$296,275	$31,323	$422,918
Loans collectively evaluated	611,664	91,120	1,168,529	555,918	2,427,231

Total ending gross loans balance	$685,536	$112,568	$1,464,804	$587,241	$2,850,149

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(Dollars In Thousands)		(Dollars In Thousands)
Provision for loan losses	$21,691	$10,456	$40,213	$141,756
Provision for unfunded commitment losses	(279)	—	807	—

Provision for credit losses	$21,412	$10,456	$41,020	$141,756

The Corporation has discontinued the practice of placing loans on interest reserve and as of December 31, 2010, an insignificant balance remains. For these loans, no payments are typically received from the borrower since accumulated interest is added to the principal of the loan through the interest reserve. As of December 31, 2010, no impaired loans are on interest reserve.
At December 31, 2010, the Corporation has identified $422.9 million of loans as impaired which includes performing troubled debt restructurings. At March 31, 2010, impaired loans were $479.8 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated on an annual basis based on quarter end balances. The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

				Average	Interest
	Carrying	Unpaid Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
With no specific allowance recorded:
Residential	$29,405	$29,405	$ N/A	$34,781	$401
Commercial and Industrial	7,213	7,213	N/A	12,063	265
Land and Construction	43,076	43,076	N/A	49,800	255
Multi-Family	36,740	36,740	N/A	41,665	253
Retail/Office	37,289	37,289	N/A	45,388	385
Other Commercial Real Estate	32,480	32,480	N/A	39,805	572
Education	24,011	24,011	N/A	28,582	—
Other Consumer	405	405	N/A	841	39
With an allowance recorded:
Residential	34,652	44,467	9,815	44,031	672
Commercial and Industrial	9,076	14,235	5,159	14,349	341
Land and Construction	25,750	33,414	7,664	34,147	287
Multi-Family	21,914	29,747	7,833	30,009	514
Retail/Office	37,033	48,341	11,308	48,726	1,463
Other Commercial Real Estate	28,558	35,188	6,630	35,467	1,036
Other Consumer	6,479	6,907	428	6,967	122

Total
Residential	64,057	73,872	9,815	78,812	1,073
Commercial and Industrial	16,289	21,448	5,159	26,412	606
Land and Construction	68,826	76,490	7,664	83,947	542
Multi-Family	58,654	66,487	7,833	71,674	767
Retail/Office	74,322	85,630	11,308	94,114	1,848
Other Commercial Real Estate	61,038	67,668	6,630	75,272	1,608
Education	24,011	24,011	—	28,582	—
Other Consumer	6,884	7,312	428	7,808	161

Total Impaired Loans	$374,081	$422,918	$48,837	$466,621	$6,605

The carrying amount above represents the unpaid principal balance less the associated allowance. The average carrying amount is the annual average calculated based upon the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.
The following is additional information regarding impaired loans.

	At December 31,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
Loans and troubled debt restructurings on non-accrual status	$334,123	$399,936	$227,814	$104,058
Troubled debt restructurings — accrual	$88,795	$79,891	$—	$—
Troubled debt restructurings — non-accrual (1)	$9,760	$44,578	$61,460	$400
Loans past due ninety days or more and still accruing	$—	$—	$—	$—

(1)	Troubled debt restructurings — non-accrual are included in the total loans and troubled debt restructurings on non-accrual status above

All troubled debt restructurings are classified as impaired loans. Troubled debt restructurings may be on either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. Loans deemed nonaccrual may return to accrual status after six consecutive months of performance in accordance with the terms of the restructuring. Additionally, they may be considered not impaired after twelve consecutive months of performance in accordance with the terms of the restructuring agreement.
The Corporation is currently committed to lend approximately $1.1 million in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. All of the $1.1 million in unused funds on impaired loans relate to non-performing loans. The Corporation monitors these loans on a regular basis and will only lend additional funds on impaired loans if warranted.
The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal year 2010 and into the third quarter of fiscal year 2011, as reflected in recently received appraisals. Currently, $374.8 million or approximately 85% of the outstanding balance of impaired loans secured by real estate have recent appraisals (i.e. within one year). This includes $43.4 million of loans under $500,000 that do not require an appraisal under Bank policy. In some cases, the Bank does not require updated appraisals. These instances include when the loan (i) is fully reserved; (ii) has a small balance and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) has an SBA guaranty. If real estate values continue to decline, the Corporation may have to increase its allowance for loan losses as updated appraisals are received.
The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans (in thousands):

	30-59 Days Past	60-89 Days Past	Greater than 90
	Due	Due	Days	Total Past Due
Residential	$5,635	$5,988	$58,247	$69,869
Commercial and Industrial	362	993	12,395	13,750
Land and Construction	5,983	1,796	55,168	62,947
Multi-Family	2,907	1,773	50,233	54,913
Retail/Office	13,965	2,047	46,450	62,463
Other Commercial Real Estate	407	861	29,914	31,181
Education	15,620	7,242	24,011	46,874
Other Consumer	2,126	1,241	6,789	10,156

	$47,004	$21,942	$283,206	$352,153

Total delinquencies (loans past due 30 days or more) at March 31, 2010 were $373.2 million. The Corporation has experienced stabilization in delinquencies since March 31, 2010. The Corporation has no loans past due 90 days or more that are still accruing interest.
Credit Quality Indicators:
The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For all loans other than consumer and residential, the Corporation analyzes loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Corporation uses the following definitions for risk ratings:

Pass. Loans classified as pass represent assets that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity of the obligator, current net worth of the obligator and/or by the value of the loan collateral

Watch. Loans classified as watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of an asset put on this list may not technically trigger their classification as Substandard or Non-Accrual, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Bank.

Substandard. Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard assets must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain a loss if the deficiencies are not corrected.

Non-Accrual. Loans classified as non-accrual have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment is performed on all relationships greater than $500,000. Loans in this category are allocated a specific reserve if the collateral does not support the outstanding loan balance or charged off if deemed uncollectible.
As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total
Commercial and Industrial:	$45,857	$27,619	$25,543	$13,548	$112,568

Commercial Real Estate:
Land and Construction	76,320	37,121	87,703	67,214	268,358
Multi-Family	303,538	40,327	57,331	55,015	456,210
Retail/Office	231,294	55,568	100,263	62,283	449,408
Other	118,993	76,237	60,736	34,862	290,828

	$776,002	$236,871	$331,577	$232,923	$1,577,373

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010 (in thousands):

	Pass	Non-Accrual	Total
Residential:	$615,570	$69,966	$685,535

Consumer
Education	262,653	24,011	286,664
Other Consumer	293,354	7,223	300,577

	$1,171,577	$101,200	$1,272,776

Note 8 — Foreclosed Properties and Repossessed Assets
Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value at the date of foreclosure less estimated selling expenses. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.
A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	Nine months ended	Year ended
	December 31,	March 31,
	2010	2010
Balance at beginning of period	$55,436	$52,563

Additions	51,595	61,090
Capitalized improvements	522	—
Valuations/write-offs	(7,229)	(18,129)
Sales	(31,083)	(40,088)

Balance at end of period	$69,241	$55,436

The amounts above are net of a valuation allowance of $14.3 million and $16.6 million at December 31, 2010 and March 31, 2010, respectively, recognized during the holding period for declines in fair value subsequent to the foreclosure or acceptance of deed in lieu of foreclosure.
During the nine months ended December 31, 2010, net expense from REO operations was $15.7 million, consisting of $6.8 million of valuation adjustments and write offs, $3.3 million of net gain on sales, $8.2 million of foreclosure cost expense and $4.0 million of net expenses from operations.
Note 9 — Regulatory Capital
The following summarizes the Bank’s capital levels and ratios at December 31, 2010 and March 31, 2010 and those required by the OTS:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2010
Tier 1 capital (to adjusted tangible assets)	$159,730	4.43%	$108,216	3.00%	$180,360	5.00%
Risk-based capital (to risk-based assets)	189,653	8.37	181,308	8.00	226,634	10.00
Tangible capital (to tangible assets)	159,730	4.43	54,108	1.50	N/A	N/A

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
In June 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. The Bank’s official regulatory reporting capital levels as reported for the fiscal quarters ended September 30, 2010 and December 31, 2010 were 8.14% and 8.37%, respectively. Under OTS requirements, a bank is deemed adequately capitalized with a risk-based capital level of 8.0% or greater. In a letter from the OTS dated July 9, 2010, the OTS referenced the Bank’s undercapitalized status as of March 31, 2010.
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010
	(In Thousands)
Stockholders’ equity of the Bank	$140,910	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(1,414)	(1,418)
Accumulated other comprehensive (income) loss	20,234	5,399

Tier 1 and tangible capital	159,730	164,932
Plus: Allowable general valuation allowances	29,923	36,130

Risk-based capital	$189,653	$201,062

Note 10 — Earnings Per Share
Basic earnings per share for the three and nine months ended December 31, 2010 and 2009 has been determined by dividing net income available to common shareholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2010	2009
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(14,031)	$(13,428)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,253	21,205
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,253	21,205

Basic earnings (loss) per common share	$(0.66)	$(0.63)

Diluted earnings (loss) per common share	$(0.66)	$(0.63)

	Nine Months Ended December 31,
	2010	2009
	(in thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(30,716)	$(160,132)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,252	21,168
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,252	21,168

Basic earnings (loss) per common share	$(1.45)	$(7.56)

Diluted earnings (loss) per common share	$(1.45)	$(7.56)

At December 31, 2010, approximately 474,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The U.S. Treasury’s warrants to purchase approximately 7.4 million shares at an exercise price of $2.23 were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the U.S. Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2010 and 2009.
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31,	March 31,
	2010	2010
Commitments to extend credit:	$10,077	$20,796
Unused lines of credit:
Home equity	119,139	142,044
Credit cards	34,158	37,360
Commercial	17,591	42,968
Letters of credit	20,790	25,393
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	21,602
IDI borrowing guarantees-unfunded	435	393
Commitments to extend credit are in the form of a loan in the near future. Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract and may be drawn upon at the borrowers’ discretion. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit primarily have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon or funded by the Federal Home Loan Bank of Chicago (“FHLB”) under the Mortgage Partnership Finance Program, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation primarily extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period.
At December 31, 2010, the Corporation has $807,000 of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

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
Loans receivable: The fair values for loans held for sale are based on outstanding sale commitments or quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. For variable-rate loans held for investment that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, rental property mortgage loans and consumer and other loans and leases are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For construction loans, fair values are based on carrying values due to the short-term nature of the loans.
Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed to the FHLB at its par value.
Deposits: The fair values disclosed for negotiable order of withdrawal accounts, passbook accounts and variable rate insured money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.
Other Borrowed Funds: The fair values of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2010 and March 31, 2010.
The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	December 31, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$134,518	$134,518	$512,162	$512,162
Investment securities available for sale	529,801	529,801	416,203	416,203
Investment securities held to maturity	31	31	39	40
Loans held for sale	37,196	37,236	19,484	19,622
Loans held for investment	2,661,991	2,643,408	3,229,580	3,278,903
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	17,129	17,129	20,159	20,159

Financial liabilities:
Deposits	2,840,206	2,802,107	3,543,799	3,513,254
Other borrowed funds	685,608	707,744	796,153	783,326
Accrued interest payable—borrowings	17,758	17,758	7,088	7,088
Accrued interest payable—deposits	4,119	4,119	8,963	8,963
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
In determining the fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, the Corporation utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Corporation uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:
•	Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•	Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain unobservable assumptions and projections in determining the fair value assigned to such assets.

Fair Value on a Recurring Basis
The following table presents the financial instruments carried at fair value as of December 31, 2010 and March 31, 2010, by the valuation hierarchy (as described above) (in thousands):

	December 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government and federal agency obligations	$7,852	$—	$7,852	$—
Agency CMOs and REMICs	382	—	382	—
Non-agency CMOs	50,726	—	—	50,726
Residential agency mortgage-backed securities	6,785	—	6,785	—
GNMA securities	462,909	—	462,909	—
Corporate bonds	1,099	599	500	—

Available for sale equity securities:
Financial services	48	48	—	—

Total assets at fair value	$529,801	$647	$478,428	$50,726

	March 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government and federal agency obligations	$51,031	$—	$51,031	$—
Agency CMOs and REMICs	1,413	—	—	1,413
Non-agency CMOs	85,367	—	—	85,367
Residential agency mortgage-backed securities	15,440	—	—	15,440
GNMA securities	261,754	—	—	261,754
Corporate bonds	1,097	572	525	—

Available for sale equity securities:
Financial services	101	101	—	—

Total assets at fair value	$416,203	$673	$51,556	$363,974

An independent pricing service is used to price available-for-sale U.S. Government and federal agency obligations, agency CMOs and Real Estate Mortgage Investments (“REMICs”), residential mortgage-backed securities, GNMA securities and corporate bonds using a market data model under Level 2. The significant inputs used to price GNMA securities include coupon rates of 1.88% to 5.50%, durations of 0.4 to 9.0 years and PSA prepayment speeds of 167 to 448.
The Corporation had 99.8% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that uses Level 3 inputs in accordance with accounting guidance. The significant inputs used by the model include observable inputs of 30 to 59 day delinquency of 0% to 6.0%, 60 to 89 day delinquency of 0% to 3.7%, 90 plus day delinquency of 0% to 9.4%, loss severity of 23.4% to 59.2%, coupon rates of 4.5% to 7.5% and current credit support of 0% to 23.1% and unobservable inputs of conditional repayment rates of 5.0% to 29.7% and discount rates of 4.0% to 12.0%.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

					Year Ended
					March 31, 2010
	Nine Months Ended December 31, 2010				Investment
			Residential agency		Securities
	Agency CMOs and		mortgage-		Available
	REMICs	Non-agency CMOs	backed securities	GNMA securities	for Sale

Balance at beginning of period	$1,413	$85,367	$15,440	$261,754	$407,301

Total gains (losses) (realized/unrealized)
Included in earnings	—	1,994	(5)	(1,327)	7,253
Included in other comprehensive income	6	1,293	491	6,232	1,786
Included in earnings as other than temporary impairment	—	(362)	—	—	(1,084)
Purchases	—	—	17,058	92,879	437,141
Securitization of mortgage loans	—	—	—	—
held for sale to mortgage-related securities	—	—	—	—	48,878
Principal repayments	(663)	(15,708)	(1,395)	(7,168)	(104,331)
Sales	—	(21,858)	—	—	(432,970)
Transfers out of level 3	(756)	—	(31,589)	(352,370)	—

Balance at end of period	$—	$50,726	$—	$—	$363,974

There were no transfers in or out of Level 1 during the nine months ended December 31, 2010. The Corporation transferred its mortgage related securities to Level 3 in the past due to the fact that they were in an illiquid market. Transfers between levels are reflected as of the end of the quarter. During the nine months ended December 31, 2010, the Corporation transferred $756,000 of agency CMOs and REMICs, $31.6 million of residential mortgage-backed securities, and $352.4 million of Government National Mortgage Association (“GNMA”) securities from Level 3 to Level 2 due to the receipt of additional information about the inputs used to value securities previously classified as Level 3. All non-agency CMO’s remained in Level 3 as of December 31, 2010.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of December 31, 2010 and March 31, 2010 (in thousands):

	December 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$163,462	$—	$—	$163,462
Loans held for sale	33,660	—	—	33,660
Mortgage servicing rights	7,674	—	—	7,674
Foreclosed properties and repossessed assets	69,241	—	—	69,241

Total assets at fair value	$274,037	$—	$—	$274,037

	March 31, 2010	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$149,802	$—	$—	$149,802
Loans held for sale	4,752	—	4,752	—
Mortgage servicing rights	7,000	—	—	7,000
Foreclosed properties and repossessed assets	55,436	—	—	55,436

Total assets at fair value	$216,990	$—	$4,752	$212,238

The Corporation does not record impaired loans at fair value on a recurring basis. However, some loans are considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is usually determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.
Loans held for sale primarily consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices and the amount of any gross loss is recorded as a mark to market change in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.
Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value.
Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at fair value less estimated costs to sell through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed properties and repossessed assets, upon initial recognition, is estimated using Level 3 inputs based on fair value less estimated costs to sell. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets.
Note 13 — Income Taxes
The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At December 31, 2010 and March 31, 2010, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $136.8 million at December 31, 2010 and $118.6 million at March 31, 2010 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.
The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At December 31,	At March 31
	2010	2010	2009	2008
Deferred tax assets:
Allowances for loan losses	$66,968	$79,035	$58,442	$15,081
Other loss reserves	1,901	2,182	4,822	269
Federal NOL carryforwards	57,658	35,102	—	—
State NOL carryforwards	13,881	10,794	3,604	631
Unrealized gains/(losses)	8,033	2,131	2,695	(738)
Other	(3,731)	6,947	11,773	9,045

Total deferred tax assets	144,710	136,191	81,336	24,288
Valuation allowance	(136,007)	(118,600)	(49,981)	(997)

Adjusted deferred tax assets	8,703	17,591	31,355	23,291

Deferred tax liabilities:
FHLB stock dividends	(3,976)	(3,976)	(3,997)	(4,022)
Mortgage servicing rights	(9,859)	(9,312)	(6,094)	(4,888)
Purchase accounting	(319)	(2,933)	(3,348)	(4,713)
Other	5,451	(1,370)	(1,714)	(1,513)

Total deferred tax liabilities	(8,703)	(17,591)	(15,153)	(15,136)

Net deferred tax assets	$—	$—	$16,202	$8,155

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2007-2009 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2006-2009 remain open to examination by certain other state jurisdictions.
Income tax expense includes $14,000 of franchise taxes for the nine month period ended December 31, 2010. The effective tax rate was 0% and 0.06% for the three-and nine-month periods ended December 31, 2010, respectively, due to a $14.8 million and $18.2 million valuation allowance charge in the respective periods. This rate compared to 0.03% and 0% for the same respective periods last year.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and March 31, 2010, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 14 — Credit Agreement
The Corporation owes $116.3 million to various lenders led by U.S. Bank under the Amended and Restated Credit Agreement dated June 9, 2008, as amended (the “Credit Agreement”) among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Corporation is currently in default of the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On April 29, 2010, the Corporation entered into Amendment No. 6 (the Amendment”) to the Credit Agreement. Under the Amendment, the Agent and the lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any event of default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other existing defaults); or (ii) May 31, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a “Base Rate” of 0% per annum and deferred rate of 12%. Interest accruing on the Loan is due on the earlier of (i) the date the Loans are paid in full or (ii) the maturity date. At December 31, 2010, the Corporation had accrued interest payable related to the Credit agreement of $15.5 million and accrued amendment fee payable related to the Credit Agreement of $4.7 million.
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
Within fifteen (15) days after the end of each month, the Corporation’s president or vice president shall submit a certificate indicating whether the Corporation is in compliance with the following financial covenants:
•	The Bank shall maintain a Tier 1 Leverage Ratio of not less than (i) 3.75% at all times during the period from April 29, 2010 through May 31, 2010, (ii) 3.85% at all times during the period from June 1, 2010 through August 31, 2010, (iii) 3.90% at all times during the period from September 1, 2010 through November 30, 2010 and (iv) 3.95% at all times thereafter.

•	The Bank shall maintain a Total Risk Based Capital ratio of not less than (i) 7.10% at all times during the period from April 29, 2010 through May 31, 2010, (ii) 7.35% at all times during the period from June 1, 2010 through August 31, 2010, (iii) 7.60% at all times during the period from September 1, 2010 through November 30, 2010 and (iv) 7.65% at all times thereafter.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed (i) 14.50% at any time during the period from April 29, 2010 through May 31, 2010, (ii) 13.00% at any time during the period from June 1, 2010 through September 30, 2010, (iii) 12.50% at any time during the period from October 1, 2010 through November 30, 2010, (iv) 12.00% at any time during the period from December 1, 2010 through March 31, 2011, (v) 11.00% at any time during the period from April 1, 2011 through April 30, 2011 and (vi) 10.00% at all times thereafter.
The total outstanding balance under the Credit Agreement as of December 31, 2010 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2011.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2010, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on April 29, 2010. Under the terms of the Credit Agreement, as amended on April 29, 2010, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
Note 15 — Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of December 31, 2010, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue. The bonds, which are scheduled to mature on February 11, 2012, bear interest at a fixed rate of 2.74% which is due semi-annually.
Note 16 — Capital Purchase Program
Pursuant to the Capital Purchase Program (“CPP”), the U.S. Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase the Corporation’s common stock. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time the U.S. Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the Corporation’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million. The Corporation has deferred seven dividend payments on the Series B Preferred Stock held by the U.S. Treasury. The Corporation discontinued the accrual of dividends during the quarter ended September 30, 2010 in connection with the sixth deferred dividend payment. The U.S. Treasury now has the right to appoint two individuals to the board because the Corporation has deferred six dividend payments, although to date they have not done so. Instead, the U.S. Treasury has an observer present at quarterly board meetings.
Note 17 — Branch Sales
On June 25, 2010, the Corporation completed the sale of eleven branches located in Northwest Wisconsin to Royal Credit Union headquartered in Eau Claire, Wisconsin. Royal Credit Union assumed approximately $171.2 million in deposits and acquired $61.8 million in loans and $9.8 million in office properties and equipment. The net gain on the sale was $5.0 million. The net gain included a $3.9 million write off core deposit intangible that was required when designated core deposits were sold in this transaction.
On July 23, 2010, the Corporation completed the sale of four branches located in Green Bay, Wisconsin and surrounding communities to Nicolet National Bank headquartered in Green Bay, Wisconsin. Nicolet National Bank assumed $105.1 million in deposits and acquired $24.8 million in loans and $0.4 million in office properties and equipment. The net gain on the sale was $2.3 million.
Note 18 — ESOP Termination
On December 1, 2010, the Corporation announced that it received preliminary approval from the Internal Revenue Service to terminate the Employee Stock Ownership Plan (“ESOP”). Participants of the ESOP were notified that they had several options for distributing their shares and cash from the ESOP including in-kind distribution to a qualified retirement plan, in-kind distribution to them personally, cash distribution to a qualified retirement plan and a lump sum cash distribution to them personally. The termination of the ESOP caused no recourse to the Corporation.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc., for the nine months ended December 31, 2010, which includes information on significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form10-Q for the nine-month period ending December 31, 2010.
EXECUTIVE OVERVIEW
In July 2010, the Office of Thrift Supervision granted conditional approval of the Bank’s Capital Restoration Plan (Plan). In conjunction with this approval, the Bank executed a Stipulation and Consent to a Prompt Corrective Action Directive dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. Management has defined a strategy of improving the financial performance and efficiency of the Bank, while in parallel seeking outside sources of capital.
In 2010, management conducted a strategic business review of its core businesses, branch footprint and supporting operations, and developed a plan to reduce and better leverage the balance sheet and strengthen the capital base. Beginning in 2010 and during fiscal 2011, management has been executing against this plan, and has reduced the size of the Bank approximately 20% since March 31, 2010, while increasing the amount of net interest income by 19%. Total assets have been reduced from $4.4 billion at March 31, 2010, to $3.6 billion at December 31, 2010, while the amount of net interest income generated actually increased from $18.6 million for the three months ended March 31, 2010 to $18.8 million, $22.3 million and $22.2 million during the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010, respectively.
In June 2010, the Bank sold eleven branches in Northwestern Wisconsin to Royal Credit Union, and in July sold its four Green Bay area branches to Nicolet National Bank. As detailed below in Financial Highlights, loans receivable decreased $549.9 million, or 16.9%, since March 31, 2010, driven by scheduled pay-offs and amortizations with limited new originations, the branch sales, and transfers of loans to foreclosed properties as part of proactive workout and collection efforts. These deliberate actions, as well as the sale of a portion of the education loan portfolio, determined to be low yielding while requiring capital to support, drove the decrease in total assets.
Net interest income increased from $18.6 million to $22.2 million for the quarters ended March 31, 2010 and December 31, 2010, respectively. While there has been an increase in yield on earning assets of 10 basis points, from 4.56% at March 31, 2010 to 4.66% at December 31, 2010, cost of funds has been reduced 62 basis points, from 2.69% to 2.07% in the same period, which significantly impacted net interest income. As part of its pricing strategy, the Bank repriced certain deposit products to better align with current market conditions, which resulted in improved margins.
Other non-interest income improved due to sales of mortgage loans in the secondary market and investment security gains realized. Favorable earnings were generated during the nine months ended December 31, 2010 through the sale of mortgage loans in the secondary market on a flow basis, where current interest rates favorably impacted the gain on sale. Investment security gains of $8.0 million were realized in the nine months ended December 31, 2010, and second and third quarter expense levels also reflect full quarters of savings resulting from comprehensive business reviews conducted earlier in the year in order to reduce staffing, overhead and other operating expenses.

The Corporation continues to be engaged, along with our advisor, Sandler O’Neill and Partners, in active discussions with potential investors for additional capital infusion, and in achieving compliance with the additional regulatory directives imposed by the Office of Thrift Supervision. On a consolidated basis, the Corporation’s stockholders’ deficit at December 31, 2010 is $9.5 million, and as discussed below in Liquidity and Capital Resources, presently the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of the amended Credit Agreement on May 31, 2011, and $110 million of Series B Preferred Stock and dividends and interest. While the Corporation’s interest charges on its amended Credit Agreement and other borrowed funds, and provision for credit losses at the Bank continued to result in a net loss available to common equity during the quarter and nine months ended December 31, 2010, the core earnings generating net interest income have remained strong and reflect the realized benefits of the strategic actions noted above. Management continues to focus on efficiency of the balance sheet, operating expense levels and maintaining its adequately capitalized position. An essential element for the conditional approval of the Plan during 2010 was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a total Risk-Based Capital level of 8.05% was achieved as of July 31, 2010. The Bank achieved capital levels of 8.37% at December 31, 2010 and 8.14% at September 30, 2010. Under OTS requirements, a bank is considered adequately capitalized with a risk-based capital level of 8.0% or greater.
Credit Highlights
Credit Quality — The Corporation has seen early stage and overall delinquencies continue to stabilize in the third quarter of fiscal 2011. At December 31, 2010, non-performing loans decreased $65.8 million to $334.1 million since March 31, 2010. Total non-performing assets decreased $52.0 million to $403.4 million at December 31, 2010 from March 31, 2010. The provision for credit losses decreased $100.7 million for the nine months ended December 31, 2010 from $141.8 million for the nine months ended December 31, 2009. Total delinquencies decreased $21.0 million to $352.2 since March 31, 2010.
Recent Market and Industry Developments
The economic turmoil that began in the middle of 2007 and continued through 2008 and 2009 has now settled into a slow economic recovery in 2010 and 2011. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.
Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank is likely to negatively impact the Corporation’s revenue and increase both the direct and indirect costs of doing business, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of the Corporation’s businesses. In addition, the legislation calls for the dissolution of our primary regulator, the OTS. The OTS is scheduled to cease operation as of July 21, 2011, although that date could be delayed under certain circumstances. At such time as the OTS goes out of existence, regulation of the Bank will be assumed by The Office of the Controller of the Currency, with the Federal Reserve becoming the Corporation’s primary regulator.
Until such time as the regulatory agencies issue proposed and final regulations implementing the numerous provisions of Dodd-Frank, a process that will extend at least over the next twelve months and may last several years, management will not be able to fully assess the impact the legislation will have on its business.

Financial Highlights
Highlights for the third quarter ended December 31, 2010 include:
•	Diluted loss per common share increased to $(0.66) for the quarter ended December 31, 2010 compared to $(0.63) per share for the quarter ended December 31, 2009, primarily due to a $11.0 million increase in the provision for credit losses;

•	The net interest margin increased to 2.51% for the quarter ended December 31, 2010 compared to 2.05% for the quarter ended December 31, 2009;

•	Loans receivable decreased $549.9 million, or 16.9%, since March 31, 2010 primarily due to scheduled pay-offs and amortization, the sale of branches which resulted in a decrease of $86.6 million, the transfer of $51.6 million to foreclosed properties as well as the sale of $24 million in student loans;

•	Deposits and related accrued interest payable decreased $708.4 million, or 19.9%, since March 31, 2010;

•	Book value per common share was $(5.51) at December 31, 2010 compared to $(3.68) at March 31, 2010 and $(2.66) at December 31, 2009;

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and foreclosed properties and repossessed assets) decreased $52.0 million, or 11.4%, to $403.4 million at December 31, 2010 from $455.4 million at March 31, 2010;

•	Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $65.8 million, or 16.5% to $334.1 million at December 31, 2010 from $399.9 million at March 31, 2010;

•	Provision for credit losses decreased $100.7 million, or 71.1%, to $41.0 million for the nine months ended December 31, 2010 from $141.8 million for the nine months ended December 31, 2009. The Corporation has made significant enhancements to risk management practices; and

•	Delinquencies (loans past due 30 days or more) decreased $21.0 million or 5.6%, to $352.2 million at December 31, 2010 from $373.2 million at March 31, 2010.

Selected quarterly data are set forth in the following tables.

	Three Months Ended
(Dollars in thousands - except per share amounts)	12/31/2010	9/30/2010	6/30/2010	3/31/2010

Operations Data:
Net interest income	$22,195	$22,318	$18,808	$18,624
Provision for credit losses	21,412	10,674	8,934	20,170
Net gain on sale of loans	5,601	9,216	1,347	3,314
Net gain on sale of investment securities	1,187	6,653	112	1,699
Net gain on sale of branches	100	2,318	4,930	—
Real estate investment partnership revenue	—	—	—	—

Other non-interest income	4,798	5,533	7,278	5,493
Real estate investment partnership cost of sales	—	—	—	—
Non-interest expense	24,647	34,112	35,695	37,093
Income (loss) before income tax expense (benefit)	(12,178)	1,252	(12,154)	(28,133)
Income tax expense (benefit)	—	14	—	(1,503)
Net income (loss)	(12,178)	1,238	(12,154)	(26,630)
(Income) loss attributable to non-controlling interest in real estate partnerships	—	—	—	—
Preferred stock dividends and discount accretion	(1,853)	(2,401)	(3,368)	(3,211)
Net loss available to common equity of Anchor BanCorp	(14,031)	(1,163)	(15,522)	(29,841)

Selected Financial Ratios (1):
Yield on earning assets	4.66%	4.80%	4.37%	4.56%
Cost of funds	2.07	2.24	2.42	2.69
Interest rate spread	2.59	2.56	1.95	1.87
Net interest margin	2.51	2.45	1.85	1.77
Return on average assets	(1.31)	0.13	(1.13)	(2.40)
Return on average equity	N/A	20.30	(184.75)	(232.27)
Average equity to average assets	0.41	0.63	0.61	1.03
Non-interest expense to average assets	2.64	3.51	3.33	3.34

Per Share:

Basic loss per common share	$(0.66)	$(0.05)	$(0.73)	$(1.40)
Diluted loss per common share	(0.66)	(0.05)	(0.73)	(1.40)
Dividends per common share	—	—	—	—
Book value per common share	(5.51)	(3.91)	(3.95)	(3.68)

Financial Condition:
Total assets	$3,580,752	$3,803,853	$3,998,929	$4,416,265

Loans receivable, net
Held for sale	37,196	28,744	24,362	19,484
Held for investment	2,661,991	2,839,217	3,040,398	3,229,580
Deposits and accrued interest	2,844,325	3,027,735	3,225,382	3,552,762
Other borrowed funds	685,608	704,908	709,359	796,153
Stockholders’ (deficit) equity	(9,521)	25,270	24,348	30,113
Allowance for loan losses	157,438	156,186	166,649	179,644
Non-performing assets(2)	403,364	410,347	450,010	455,372

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

	Three Months Ended
(Dollars in thousands - except per share amounts)	12/31/2009	9/30/2009	6/30/2009	3/31/2009

Operations Data:
Net interest income	$22,333	$18,939	$24,915	$28,708
Provision for credit losses	10,456	60,900	70,400	56,385
Net gain on sale of loans	2,805	1,062	11,403	7,858
Net gain on sale of investment securities	5,783	2,108	1,505	—
Real estate investment partnership revenue	—	—	—	310

Other non-interest income	7,033	7,688	6,712	7,794
Real estate investment partnership cost of sales	—	—	—	545
Other non-interest expense	37,695	43,992	39,272	49,755
Loss before income tax expense (benefit)	(10,197)	(75,095)	(65,137)	(62,015)
Income tax expense (benefit)	3	—	—	(16,147)
Net loss	(10,200)	(75,095)	(65,137)	(45,868)
(Income) loss attributable to non-controlling interest in real estate partnerships	—	85	(85)	(246)
Preferred stock dividends and discount accretion	(3,228)	(3,228)	(3,244)	(2,172)
Net loss available to common equity of Anchor BanCorp	(13,428)	(78,408)	(68,296)	(47,794)

Selected Financial Ratios (1):
Yield on earning assets	4.92%	4.62%	4.80%	5.22%
Cost of funds	2.79	3.00	2.79	2.72
Interest rate spread	2.13	1.62	2.01	2.50
Net interest margin	2.05	1.58	1.99	2.45
Return on average assets	(0.89)	(5.97)	(4.92)	(3.62)
Return on average equity	(64.05)	(242.30)	(132.26)	(84.21)
Average equity to average assets	1.39	2.46	3.72	4.30
Non-interest expense to average assets	3.30	3.49	2.97	4.00

Per Share:

Basic loss per common share	$(0.63)	$(3.71)	$(3.23)	$(2.26)
Diluted loss per common share	(0.63)	(3.71)	(3.23)	(2.26)
Dividends per common share	—	—	—	—
Book value per common share	(2.66)	(1.70)	1.71	4.70

Financial Condition:
Total assets	$4,453,975	$4,634,619	$5,236,909	$5,272,110
Loans receivable, net
Held for sale	35,640	28,904	115,340	161,964
Held for investment	3,383,246	3,506,464	3,641,708	3,896,439
Deposits and accrued interest	3,598,185	3,739,997	3,987,906	3,923,827
Other borrowed funds	759,479	759,479	1,041,049	1,078,392
Stockholders’ equity	52,243	73,370	146,918	211,365
Allowance for loan losses	164,494	170,664	139,455	137,165
Non-performing assets(2)	379,526	485,020	219,495	308,366

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS
Overview
Net income for the three and nine months ended December 31, 2010 decreased $2.0 million or 19.4% to a net loss of $12.2 million from a net loss of $10.2 million and increased $127.3 million or 84.6% to a net loss of $23.1 million from a net loss of $150.4 million as compared to the respective period in the prior year. The increase in net loss for the three-month period compared to the same period last year was largely due to an increase in provision for credit losses of $11.0 million, a decrease in non-interest income of $4.0 million and a decrease in net interest income of $138,000, which were partially offset by a decrease in non-interest expense of $13.1 million. The decrease in net loss for the nine-month period compared to the same period last year was largely due to a decrease in provision for credit losses of $100.7 million, a decrease in non-interest expense of $26.7 million and an increase in non-interest income of $2.8 million, which were partially offset by a decrease in net interest income of $2.9 million.
Net Interest Income
Net interest income decreased $138,000 or 0.6% and decreased $2.9 million or 4.3% for the three and nine months ended December 31, 2010, as compared to the respective periods in the prior year. Interest income decreased $12.4 million or 23.2% for the three months ended December 31, 2010, as compared to the same period in the prior year due to a decline in yields on interest earning assets and a reduction in loan balances due to branch sales and loan pay downs. Interest expense decreased $12.3 million or 39.3% for the three months ended December 31, 2010, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved pricing disciplines. Interest income decreased $39.8 million or 23.6% for the nine months ended December 31, 2010, as compared to the same period in the prior year due to a decline in yields on interest earning assets and a reduction in loan balances due to branch sales and loan pay downs. Interest expense decreased $37.0 million or 35.9% for the nine months ended December 31, 2010, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved pricing disciplines. The net interest margin increased to 2.51% for the three-month period ended December 31, 2010 from 2.05% for the three-month period in the prior year and increased to 2.25% for the nine-month period ended December 31, 2010 from 1.87% for the same period in the prior year. The change in the net interest margin reflects the decrease in cost of interest-bearing liabilities from 2.79% to 2.07% during the three months ended December 31, 2009 and 2010, respectively. The interest rate spread increased to 2.59% from 2.13% for the three-month period and increased to 2.35% from 1.93% for the nine-month period ended December 31, 2010, as compared to the respective periods in the prior year.
Interest income on loans decreased $11.9 million or 24.5% and $34.4 million or 22.7%, for the three and nine months ended December 31, 2010, as compared to the respective periods in the prior year. These decreases were primarily attributable to a decrease of 33 basis points in the average yield on loans to 5.23% from 5.56% for the three-month period and a decrease of 22 basis points to 5.25% from 5.47% for the nine-month period. The decrease in the yield on loans was due to the level of loans on non-accrual status as well as a modest decline in rates on loans. In addition, the average balances of loans decreased $687.0 million and $721.9 million in the three months and nine months ended December 31, 2010, respectively, as compared to the same periods in the prior year.
Interest income on investment securities decreased $359,000 or 7.5% for the three-month period and decreased $5.0 million or 30.7% for the nine-month period ended December 31, 2010, as compared to the respective periods in the prior year, due to security sales and the reinvestment into shorter dated securities. This resulted in a decrease of 79 basis points in the average yield on investment securities to 3.23% from 4.02% for the three-month period and a decrease of 108 basis points in the average yield on investment securities to 3.38% from 4.46% for the nine-month period ended December 31, 2010. In addition, there was a decrease of $42.1 million in the nine-month average balance of investment securities while there was an increase of $72.9 million in the three-month average balances. The increase in investment security balances for the three-month period ending December 31, 2010 is a result of the Corporation’s balance sheet strategy of reducing loans and increasing lower risk-weighted investment securities. Interest income on interest-bearing deposits decreased $130,000 and $384,000, respectively, for the three and nine months ended December 31, 2010, as compared to the respective periods in 2009, primarily due to a decrease in the average balances as well as decreases in the average yields for the nine-month period.
Interest expense on deposits decreased $10.3 million or 48.3% and decreased $28.4 million or 41.5%, respectively, for the three and nine months ended December 31, 2010, as compared to the respective periods in 2009. This decrease was primarily due to improved liquidity management and pricing disciplines which resulted in a decrease of 81 basis points in the weighted average cost of deposits to 1.48% from 2.29% and a decrease of 70 basis points in the weighted average cost of deposits to 1.67% from 2.37% for the three and nine months ended December 31, 2010, as well as a decrease in the average balance of deposits and accrued interest of $739.8 million and $661.9 million, as compared to the respective three- and nine-month periods in the prior year. Interest expense on other borrowed funds decreased $2.0 million or 19.9% and $8.6 million or 24.9%, respectively, during the three and nine months ended December 31, 2010, as compared to the respective periods in the prior year. The weighted average cost of other borrowed funds decreased 67 basis points to 4.57% from 5.24% for the three-month period and decreased 6 basis points to 4.83% from 4.89% for the nine-month period ended December 31, 2010, as compared to the respective periods last year due to an amendment fee which was being amortized to interest expense in the prior year as well as the maturity of higher rate FHLB borrowings. For the three-and nine-month periods ended December 31, 2010, the average balance of other borrowed funds decreased $62.7 million and $224.4 million, respectively, as compared to the respective periods in 2009.
Provision for Credit Losses
Provision for credit losses increased $11.0 million or 104.8% for the three-month period and decreased $100.7 million or 71.1% for the nine-month period ended December 31, 2010, as compared to the respective periods last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread
The tables on the following pages show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended December 31,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,115,373	$27,318	5.17%	$2,579,901	$36,293	5.63%
Consumer loans	597,321	7,678	5.14	749,605	9,433	5.03
Commercial business loans	90,190	1,635	7.25	160,362	2,819	7.03

Total loans receivable (2) (3)	2,802,884	36,631	5.23	3,489,868	48,545	5.56
Investment securities (4)	550,732	4,442	3.23	477,794	4,801	4.02
Interest-bearing deposits	126,164	78	0.25	333,038	208	0.25
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	3,534,609	41,151	4.66	4,355,529	53,554	4.92
Non-interest-earning assets	196,071			217,200

Total assets	$3,730,680			$4,572,729

Interest-Bearing Liabilities
Demand deposits	$913,605	666	0.29	$954,070	1,264	0.53
Regular passbook savings	239,180	122	0.20	250,920	189	0.30
Certificates of deposit	1,817,747	10,205	2.25	2,505,292	19,825	3.17

Total deposits and accrued interest	2,970,532	10,993	1.48	3,710,282	21,278	2.29
Other borrowed funds	696,824	7,963	4.57	759,479	9,943	5.24

Total interest-bearing liabilities	3,667,356	18,956	2.07	4,469,761	31,221	2.79

Non-interest-bearing liabilities	48,022			39,264

Total liabilities	3,715,378			4,509,025
Stockholders’ equity	15,302			63,704

Total liabilities and stockholders’ equity	$3,730,680			$4,572,729

Net interest income/interest rate spread (5)		$22,195	2.59%		$22,333	2.13%

Net interest-earning assets	$(132,747)			$(114,232)

Net interest margin (6)			2.51%			2.05%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			0.97

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2010			2009
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$2,231,967	$87,316	5.22%	$2,753,635	$113,642	5.50%
Consumer loans	643,440	24,590	5.10	767,899	29,764	5.17
Commercial business loans	108,110	5,555	6.85	183,853	8,480	6.15

Total loans receivable (2) (3)	2,983,517	117,461	5.25	3,705,387	151,886	5.47
Investment securities (4)	446,360	11,308	3.38	488,416	16,321	4.46
Interest-bearing deposits	259,617	454	0.23	459,167	838	0.24
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	3,744,323	129,223	4.60	4,707,799	169,045	4.79
Non-interest-earning assets	222,801			251,304

Total assets	$3,967,124			$4,959,103

Interest-Bearing Liabilities
Demand deposits	$919,427	2,462	0.36	$948,146	3,967	0.56
Regular passbook savings	244,848	413	0.22	246,178	535	0.29
Certificates of deposit	2,025,921	37,173	2.45	2,657,762	63,949	3.21

Total deposits and accrued interest	3,190,196	40,048	1.67	3,852,086	68,451	2.37
Other borrowed funds	713,113	25,854	4.83	937,506	34,407	4.89

Total interest-bearing liabilities	3,903,309	65,902	2.25	4,789,592	102,858	2.86

Non-interest-bearing liabilities	42,374			37,716

Total liabilities	3,945,683			4,827,308
Stockholders’ equity	21,441			131,795

Total liabilities and stockholders’ equity	$3,967,124			$4,959,103

Net interest income/interest rate spread (5)		$63,321	2.35%		$66,187	1.93%

Net interest-earning assets	$(158,986)			$(81,793)

Net interest margin (6)			2.25%			1.87%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			0.98

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income
Non-interest income decreased $4.0 million or 25.5% to $11.7 million and increased $2.8 million or 6.1% to $49.1 million for the three and nine months ended December 31, 2010, respectively, as compared to $15.7 million and $46.2 million for the respective periods in 2009. The decrease for the three-month period ended December 31, 2010 was primarily due to lower gains on sale of investment securities of $4.6 million. In addition, loan servicing income decreased $1.5 million due to increased amortization of mortgage servicing rights in the current period, service charges on deposits decreased $1.1 million due to less fee income being collected as the result of a decline in deposits, credit enhancement income decreased $177,000 and investment and insurance commissions decreased $99,000 for the three-month period ended December 31, 2010, as compared to the respective period in the prior year. These decreases were partially offset by an increase in net gain on sale of loans of $2.8 million as a result of increased refinancing activity. In addition, other non-interest income increased $331,000, net impairment losses recognized in earnings increased $183,000 and net gain on sale of branches increased $100,000 due to the sale of eleven branches in Northwest Wisconsin in the current year.
The increase for the nine-month period ended December 31, 2010 was primarily due to the increase in net gain on sale of branches of $7.3 million as a result of the sale of 11 branches in Northwest Wisconsin and the sale of four branches in Northeast Wisconsin in the current year. In addition, net gain on sale of loans increased $894,000 due to an increase in refinancing activity, other non-interest income increased $611,000 primarily due to increased lending fee income, net impairment losses recognized in earnings decreased $383,000 and investment and insurance commissions increased $24,000. These increases were partially offset by a decrease in service charges on deposits of $2.2 million due to less fee income being collected as the result of a decline in deposits, a decrease in other revenue from real estate operations of $2.0 million due to the fact that we sold the majority of the real estate segment in September 2009, a decrease in net gain on sale of investment securities of $1.4 million due to the repositioning of the investment securities portfolio in the prior year, a decrease in loan servicing income of $449,000 due to increased amortization of mortgage servicing rights in the current period and a decrease in credit enhancement income of $384,000 for the nine-month period ended December 31, 2010, as compared to the respective period in the prior year.
Non-Interest Expense
Non-interest expense decreased $13.1 million or 34.7% to $24.6 million and decreased $26.7 million or 22.0% to $94.5 million for the three and nine months ended December 31, 2010, respectively, as compared to $37.7 million and $121.1 million for the respective periods in 2009. The decrease for the three-month period was primarily due to a decrease of $4.4 million in net expense from foreclosed properties and repossessed assets due to a decline in the provision for real estate owned (“REO”) losses. In addition, federal deposit insurance premiums decreased $2.9 due to a more favorable FDIC risk rating, compensation expense decreased $2.0 million due to branch sales and down-sizing, other non-interest expense decreased $711,000 primarily due to a decrease in lending operations and appraisal fee expenses, occupancy expense decreased $506,000, furniture and equipment expense decreased $316,000, marketing expense decreased $294,000, data processing expense decreased $287,000, other professional fees decreased 240,000, other expenses from real estate operations decreased $179,000 due to the fact that we sold the majority of the real estate segment in September 2009 and legal services decreased $95,000 for the three months ended December 31, 2010, as compared to the same period in the prior year. These decreases were partially offset by a recovery of mortgage servicing rights impairment of $1.2 million due to changes in interest rates for the three months ended December 31, 2010, as compared to the same period in the prior year.
The decrease for the nine-month period was primarily due to a decrease of $9.1 million in compensation expense due to branch sales and staff reductions. In addition, federal deposit insurance premiums decreased $5.4 million due to a special assessment in the prior year as well as a more favorable FDIC riak rating, net expense from foreclosed property and repossessed assets decreased $4.7 million due to a decline in the provision for REO losses, foreclosure cost impairment decreased $3.7 million due to no new impairment in the current year, other expenses from real estate operations decreased $3.3 million due to the fact that we sold the majority of the real estate segment in September 2009, other non-interest expense decreased $1.3 million, occupancy expense decreased $1.2 million, furniture and equipment expense decreased $955,000, marketing expense decreased $592,000, data processing expense decreased $554,000 and other professional fees decreased $291,000. These decreases were partially offset by an increase in legal services expense of $2.8 million primarily due to higher foreclosure activity and a decrease in mortgage servicing rights recovery of $1.6 million due to a change in interest rates in the current year for the nine months ended December 31, 2010, as compared to the same period in the prior year.
Income Taxes
Income tax expense includes $14,000 of franchise taxes for the nine month period ended December 31, 2010. The effective tax rate was 0% and 0.06% for the three- and nine-month periods ended December 31, 2010 and 0.03% and 0% for the three and nine months ended December 31, 2009, respectively. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it.
FINANCIAL CONDITION
During the nine months ended December 31, 2010, the Corporation’s assets decreased by $835.5 million from $4.42 billion at March 31, 2010 to $3.58 billion at December 31, 2010. The majority of this decrease was attributable to a decrease of $377.6 million in cash and cash equivalents, a decrease of $549.9 million in loans receivable as well as a decrease of $22.0 million in accrued interest and other assets, which were partially offset by a $113.6 million increase in investment securities available for sale.
Total loans (including loans held for sale) decreased $549.9 million during the nine months ended December 31, 2010. Activity for the period consisted of (i) sales of one to four family loans to the Fannie Mae of $611.3 million, (ii) loans sold as part of the branch sales of $86.6 million, (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $576.1 million, (iv) transfer to foreclosed properties and repossessed assets of $51.6 million and (v) originations and refinances of $775.8 million.
Investment securities (both available for sale and held to maturity) increased $113.6 million during the nine months ended December 31, 2010 as a result of purchases of $615.5 million, which were partially offset by sales and maturities of $448.0 million, principal repayments of $44.4 million and fair value adjustments and net amortization of $9.5 million in this period.
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
Federal Home Loan Bank (“FHLB”) stock remained constant during the nine months ended December 31, 2010. The Corporation views its investment in the FHLB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. This treatment is consistent with industry practice. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBs as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB.
The FHLB of Chicago filed an SEC Form 10-Q on November 10, 2010, announcing its financial results for its third quarter ended September 30, 2010. The FHLB of Chicago reported net income for the third quarter of $117 million, compared to a net loss of $150 million for the same period in the previous year. This $267 million increase in net income was due to a $176 million increase in derivatives and hedging activities income and a $93 million reduction in the credit portion of other-than-temporary impairment charges. Retained earnings at September 30, 2010 was $967 million, or an increase of $259 million from December 31, 2009. The FHLB of Chicago reported that they are in compliance with all of their regulatory capital requirements as of the filing date of their 10-Q. The FHLB Chicago is under a cease and desist order that precludes any capital stock repurchases or redemptions without the approval of the OS Director. It did not pay any dividends in 2009 or during the first three quarters of 2010. On February 1, 2011, the Corporation received a notice from the FHLB of Chicago that its Board of Directors has approved a 10 basis point dividend for the fourth quarter of 2010, subject to approval by their regulator. The Corporation has concluded that its investment in the FHLB Chicago is not impaired as of this date. However, this estimate could change in the near term by the following: 1) significant other than temporary impairment losses are incurred on mortgage-backed securities (“MBSs”) causing a significant decline in their regulatory capital status; 2) the economic losses resulting from credit deterioration on MBSs increases significantly and 3) capital preservation strategies being utilized by the FHLB become ineffective.
Foreclosed properties and repossessed assets increased $13.8 million to $69.2 million at December 31, 2010 from $55.4 million at March 31, 2010 due to (i) transfers in of $51.6 million and (ii) capitalized improvements of $522,000. These increases were partially offset by (i) sales of $29.6 million, (ii) additional write downs of various properties of $6.8 million and (iii) payments received of $2.0 million.
Net deferred tax assets were zero at December 31, 2010 and March 31, 2010 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not. It is uncertain if the Corporation can generate taxable income in the near future. An increase in the valuation allowance of $18.2 million was placed on the deferred tax asset during the nine months ended December 31, 2010.
Total liabilities decreased $795.9 million during the nine months ended December 31, 2010. This decrease was largely due to a $708.4 million decrease in deposits and accrued interest of which $276.3 million was due to the branch sales and the remainder was due to deposit runoff and a $110.5 million decrease in other borrowed funds due to the payoff of FHLB advances offset by a $23.1 million increase in other liabilities. Brokered deposits totaled $92.2 million or approximately 3.2% of total deposits at December 31, 2010 and $173.5 million or approximately 4.9% of total deposits at March 31, 2010, and primarily mature within one to five years.
Stockholders’ equity decreased $39.6 million during the nine months ended December 31, 2010 as a net result of (i) comprehensive loss of $37.9 million and (ii) accrual of dividends on preferred stock of $2.1 million. These decreases were partially offset by the issuance of shares for management and benefit plans of $348,000.
REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury (“Treasury”) invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88 million as of December 31, 2010. As of December 31, 2010, the Bank had $60.0 million of bonds issued.
Another aspect of the TLGP, also established by the FDIC in October 2008, is the transaction account guarantee program (“TAG Program”) under which the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2009, for FDIC-insured institutions that agreed to participate in the program. The TAG Program applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. The TAG Program was subsequently extended, until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010. The assessment depends upon an institution’s risk profile and is assessed quarterly on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 for insured depository institutions that have not opted out of this component of the TLGP. The Corporation opted to participate in this component of the TLPG. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2012.

Emergency Economic Stabilization Act of 2008
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving Treasury authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:
•	Capital Purchase Program (“CPP”). Pursuant to this program, Treasury, on behalf of the US government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, participating financial institutions will be required to comply with certain provisions regarding executive compensation and corporate governance. Participation in CPP also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million pursuant to the program.

•	Temporary Liquidity Guarantee Program (“TLGP”). TLGP includes both (i) a debt guarantee component, whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009; and (ii) an account transaction guarantee component, whereby the FDIC will insure 100% of non-interest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. The deadline for opting out of TLGP was December 5, 2008. The Corporation elected not to opt out of TLGP.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013. The Dodd-Frank Act has made the $250,000 maximum permanent.
The American Recovery and Reinvestment Act of 2009
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Included among the many provisions in ARRA are restrictions affecting financial institutions who are participants in CPP. ARRA provides that during the period in which any obligation under CPP remains outstanding (other than obligations relating to outstanding warrants), CPP recipients are subject to appropriate standards for executive compensation and corporate governance which were set forth in an interim final rule regarding standards for Compensation and Corporate Governance, issued by Treasury and effective on June 15, 2009 (the “Interim Final Rule”). Among the executive compensation and corporate governance provisions included in ARRA and the Interim Final Rule are the following:
     • an incentive compensation “clawback” provision to cover “senior executive officers” (defined in this instance and below to mean the “named executive officers” for whom compensation disclosure is provided in the Corporation’s proxy statement) and the next twenty most highly compensated employees;
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
     • a requirement that companies adopt a Corporation-wide policy regarding excessive or luxury expenditures; and
     • a requirement that companies permit a separate, non-binding shareholder vote to approve the compensation of executives.
ARRA also empowers Treasury with the authority to review bonus, retention, and other compensation paid to senior executive officers that have received CPP assistance to determine if the compensation was inconsistent with the purposes of ARRA or CPP, or otherwise contrary to the public interest and, if so, seek to negotiate reimbursements. The provision of ARRA will apply to the Corporation until it has redeemed the securities sold to Treasury under the CPP.
In addition, companies who have issued preferred stock to Treasury under CPP are now permitted to redeem such investments at any time, subject to consultation with banking regulators. Upon such redemption, the warrants may be immediately liquidated by Treasury.
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within the financial services industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Corporation’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time.

OTS Order to Cease and Desist
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the OTS.
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of December 31, 2010.
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
At March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the Bank had a core capital ratio of 3.73%, 4.08%, 4.36% and 4.43%, respectively, and a total risk-based capital ratio of 7.32%, 7.63%, 8.14% and 8.37%, respectively, each below the required capital ratios set forth above All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
Capital Restoration Plan
In July, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a Total Risk Based Capital level of 8.05% was achieved as of July 31, 2010. As of December 31, 2010, Total Risk-Based capital was 8.37%.
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
Risk Management Philosophy
The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize shareholder value. However, due to the overall state of the economy and the elevated risk in the loan portfolio, its risk profile does not currently meet our desired risk level. The Bank is working toward reducing the overall risk level to a more desired risk profile.
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
Although the Board as a whole is responsible primarily for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review risk profiles and discuss key risk issues. In 2009, the Bank hired a new Chief Risk Officer in charge of overseeing credit risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.
Credit Risk Management
Credit risk represents the possibility that a customer, counterparty or issuer may not perform in accordance with contractual terms. Credit risk is inherent in the financial services business and results from extending credit to customers, purchasing investment securities and entering into certain guarantee contracts. Credit risk is one of the most significant risks facing the Bank.
In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. In 2010 and fiscal year-to-date 2011, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank will return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.
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
Non-Performing Loans
The composition of non-performing loans is summarized as follows for the dates indicated:

	December 31, 2010			March 31, 2010
		Percent of			Percent of
		Non-			Non-
	Non-	Performing	Percent of	Non-	Performing	Percent of
	Performing	Loans	Total Loans	Performing	Loans	Total Loans
			(Dollars in Thousands)
Single-family residential	$74,646	22.3%	2.62%	$52,765	13.2%	1.54%
Multi-family residential	53,516	16.0%	1.88%	60,485	15.1%	1.76%
Commercial real estate	102,139	30.6%	3.58%	131,730	32.9%	3.83%
Construction and land	60,103	18.0%	2.11%	97,240	24.3%	2.83%
Consumer	7,223	2.2%	0.25%	5,154	1.3%	0.15%
Education	24,011	7.2%	0.84%	30,864	7.7%	0.90%
Commercial business	12,485	3.7%	0.43%	21,698	5.4%	0.63%

Total Non-Performing Loans	$334,123	100.0%	11.72%	$399,936	100.0%	11.64%

The following is a summary of non-performing loan activity for the nine months ended December 31, 2010 (in thousands):

							Non-performing
	Non-performing		Transferred				loan balance	Remaining
	loan balance		to Accrual	Transferred			December 31,	balance of	ALLL
Loan Category	April 1, 2010	Additions	Status	to OREO	Paid Down	Charged Off	2010	loans	Allocated
Single-family residential	$52,765	$71,447	$(24,213)	$(8,990)	$(5,473)	$(10,890)	$74,646	$614,598	$25,095
Multi-family residential	60,485	36,369	(25,147)	(2,132)	(8,289)	(7,770)	53,516	466,807	21,745
Commercial real estate	131,730	57,585	(33,775)	(15,639)	(13,272)	(24,490)	102,139	580,078	61,730
Construction and land	97,240	26,316	(19,325)	(12,450)	(19,243)	(12,435)	60,103	202,263	21,040
Consumer	5,154	7,369	(2,713)	(191)	(727)	(1,669)	7,223	293,087	3,484
Education	30,864	—	—	—	(6,853)	—	24,011	262,653	314
Commercial business	21,698	13,960	(10,602)	(78)	(6,850)	(5,643)	12,485	96,540	24,030

Total	$399,936	$213,046	$(115,775)	$(39,480)	$(60,707)	$(62,897)	$334,123	$2,516,026	$157,438

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $65.8 million during the nine months ended December 31, 2010. Non-performing assets decreased $52.0 million to $403.4 million at December 31, 2010 from $455.4 million at March 31, 2010 and increased as a percentage of total assets to 11.26% from 10.31% at such dates, respectively.

The interest income that would have been recorded during the nine months ended December 31, 2010 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $14.3 million. The amount of interest income attributable to these loans and included in interest income during the nine months ended December 31, 2010 was $6.6 million.
Non-Performing Assets
The composition of non-performing assets is summarized as follows for the dates indicated:

	At December 31,	At March 31,
	2010	2010
	(Dollars in thousands)
Total non-accrual loans	$324,363	$355,358
Troubled debt restructurings — non-accrual (2)	9,760	44,578
Other real estate owned (OREO)	69,241	55,436

Total non-performing assets	$403,364	$455,372

Total non-performing loans to total loans (1)	11.72%	11.64%
Total non-performing assets to total assets	11.26	10.31
Allowance for loan losses to total loans (1)	5.52	5.23
Allowance for loan losses to total non-performing loans	47.12	44.92
Allowance for loan and foreclosure losses to total non-performing assets	42.59	43.03

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.
Loans modified in a troubled debt restructuring due to rate or term concessions that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a period sufficient to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.
The decrease in loans considered troubled debt restructurings — non-accrual of $34.8 million to $9.8 million at December 31, 2010, from $44.6 million at March 31, 2010 is a result of a significant loan relationship whose restructuring term ended or moved to REO. As time passes and borrowers continue to perform in accordance with the restructured loan terms, management expects a portion of this balance to be returned to accrual status.

The following is a summary of non-performing asset activity for the nine months ended December 31, 2010 (in thousands):

		Past due 90 days
		and Still	Total Non-	Other Real	Total Non-
		Accruing	performing	Estate Owned	performing
	Non-accrual	Interest	Loans	(OREO)	Assets
Balance at April 1, 2010	$399,936	$—	$399,936	$55,436	$455,372

Additions	213,046	—	213,046	12,637	225,683
Transfers:					—
Nonaccrual to OREO	(39,480)	—	(39,480)	39,480	—
Returned to accrual status	(115,775)	—	(115,775)	—	(115,775)
Sales	—	—	—	(29,592)	(29,592)
Charge-offs/Loss	(62,897)	—	(62,897)	(6,763)	(69,660)
Payments	(60,707)	—	(60,707)	(1,957)	(62,664)

Balance at December 31, 2010	$334,123	$—	$334,123	$69,241	$403,364

Loan Delinquencies Less than 90 Days
The following table sets forth information relating to the Corporation’s past due loans that were less than 90 days delinquent at the dates indicated.

	At December 31,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
30 to 59 days	$47,004	$64,593	$64,862	$66,617
60 to 89 days	21,942	60,369	29,858	12,928

Total	$68,946	$124,962	$94,720	$79,545

Loans delinquent less than 90 days decreased $38.1 million to $68.9 million at December 31, 2010 from $107.0 million at March 31, 2010 as a result of increased monitoring and loss mitigation efforts. Delinquencies have begun to stabilize.
Impaired Loans
At December 31, 2010, the Corporation has identified $422.9 million of loans as impaired which includes performing troubled debt restructurings. At March 31, 2010, impaired loans were $479.8 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

				Average	Interest
	Carrying	Unpaid Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
With no specific allowance recorded:
Residential	$29,405	$29,405	$ N/A	$34,781	$401
Commercial and Industrial	7,213	7,213	N/A	12,063	265
Land and Construction	43,076	43,076	N/A	49,800	255
Multi-Family	36,740	36,740	N/A	41,665	253
Retail/Office	37,289	37,289	N/A	45,388	385
Other Commercial Real Estate	32,480	32,480	N/A	39,805	572
Education	24,011	24,011	N/A	28,582	—
Other Consumer	405	405	N/A	841	39
With an allowance recorded:
Residential	34,652	44,467	9,815	44,031	672
Commercial and Industrial	9,076	14,235	5,159	14,349	341
Land and Construction	25,750	33,414	7,664	34,147	287
Multi-Family	21,914	29,747	7,833	30,009	514
Retail/Office	37,033	48,341	11,308	48,726	1,463
Other Commercial Real Estate	28,558	35,188	6,630	35,467	1,036
Other Consumer	6,479	6,907	428	6,967	122

Total
Residential	64,057	73,872	9,815	78,812	1,073
Commercial and Industrial	16,289	21,448	5,159	26,412	606
Land and Construction	68,826	76,490	7,664	83,947	542
Multi-Family	58,654	66,487	7,833	71,674	767
Retail/Office	74,322	85,630	11,308	94,114	1,848
Other Commercial Real Estate	61,038	67,668	6,630	75,272	1,608
Education	24,011	24,011	—	28,582	—
Other Consumer	6,884	7,312	428	7,808	161

Total Impaired Loans	$374,081	$422,918	$48,837	$466,621	$6,605

The carrying amount above represents the unpaid principal balance less the associated allowance. The average carrying amount is the annual average calculated on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.
The following is additional information regarding impaired loans.

	At December 31,	At March 31,
	2010	2010	2009	2008
		(In Thousands)
Loans and troubled debt restructurings on non-accrual status	$334,123	$399,936	$227,814	$104,058

Troubled debt restructurings — accrual	$88,795	$79,891	$—	$—

Troubled debt restructurings — non-accrual (1)	$9,760	$44,578	$61,460	$400

Loans past due ninety days or more and still accruing	$—	$—	$—	$—

(1)	Troubled debt restructurings — non-accrual are included in the total loans and troubled debt restructurings on non-accrual status above

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
Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal six quarter loss history are also incorporated into the allowance. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the OTS, as an integral part of their examination processes, periodically reviews the Banks’ allowance for loan losses, and may recommend adjustments to the allowance. Management periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.
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
The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(Dollars In Thousands)		(Dollars In Thousands)
Allowance at beginning of period	$156,186	$170,664	$179,644	$137,165
Provision	21,691	10,456	40,213	141,756
Charge-offs	(23,467)	(17,131)	(68,257)	(116,792)
Recoveries	3,028	505	5,838	2,365

Allowance at end of period	$157,438	$164,494	$157,438	$164,494

Total loan charge-offs were $23.5 million and $17.1 million for the three months ending December 31, 2010 and 2009, respectively. Total loan charge-offs for the three months ended December 31, 2010 increased $6.4 million from the prior fiscal year, while the charge-offs for the nine months ended December 31, 2010 decreased $48.5 million. Recoveries increased $2.5 million during the three months ended December 31, 2010 from the prior fiscal year.
The provision for loan losses increased $11.2 million to $21.7 million for the three months ending December 31, 2010 compared to $10.5 million for the three months ended December 31, 2009. The increase in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the change in non-performing loans to total loans to 11.72% at December 31, 2010 from 11.64% at March 31, 2010 as well as the change in total non-performing assets to total assets to 11.26% at December 31, 2010 from 10.31% at March 31, 2010 in determining the provision for loan losses. Although some ratios have increased, these increases are primarily a result of a decrease in the loan portfolio and not an increase in the amount of non-performing loans. The amount of non-performing loans have decreased in the current quarter and fiscal year to date.
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

		Commercial	Commercial
	Residential	and Industrial	Real Estate	Consumer	Total
Allowance for Loan Losses:
Ending balance	$24,554	$15,461	$113,627	$3,796	$157,438

Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,815	$5,159	$33,434	$428	$48,837
Collectively evaluated for impairment	14,738	10,302	80,193	3,368	108,602

Total ending allowance balance	$24,554	$15,461	$113,627	$3,796	$157,438

Loans:
Loans individually evaluated	$73,872	$21,448	$296,275	$31,323	$422,918
Loans collectively evaluated	611,664	91,120	1,168,529	555,918	2,427,231

Total ending gross loans balance	$685,536	$112,568	$1,464,804	$587,241	$2,850,149

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the December 31, 2010 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the OTS, which can recommend the establishment of additional general or specific loss allowances.
Foreclosed Properties and Repossessed Assets
Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $13.8 million during the nine months ended December 31, 2010. Individual properties included in OREO at December 31, 2010 with a recorded balance in excess of $1 million are listed below:

		Carrying
		Value
Description	Location	(in thousands)

Vacant land	Illinois	$6,375
Condo units with additional land	Central Wisconsin	6,126
Condominium and retail complex	Southeast Wisconsin	4,401
Retail/office building	Central Wisconsin	3,433
Commercial building and vacant land	Southern Wisconsin	2,725
Condo units	Northwest Wisconsin	2,487
Condo units	Minnesota	2,069
Single family and vacant land	South Central Wisconsin	1,950
Commercial building	Central Wisconsin	1,820
Community Based Residential Facility	Northeast Wisconsin	1,743
Vacant land	Southeast Wisconsin	1,530
Commercial building	Southeast Wisconsin	1,008
Other properties individually less than $1 million		33,574

		$69,241

Certain properties were transferred to OREO at a value that was based upon a discounted cash flow of the property upon completion of the project. Factors that were considered include the cost to complete a project, absorption rates and projected sales of units. The appraisal received at the time the loan was made is no longer considered applicable and therefore the properties are analyzed on a periodic basis to determine the current net realizable value.
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
Liquidity and Capital Resources
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and the receipt of funding from Treasury through the CPP, the Bank is currently not allowed to pay dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered CDs per the terms and conditions of the Cease and Desist Order. It has also been granted access to the Fed fund line with the Federal Reserve Bank of Chicago’s discount window in 2010. In addition as of December 31, 2010, the Corporation had outstanding borrowings from the FHLB of $500.8 million, out of our maximum borrowing capacity of $800.0 million, from the FHLB at this time.

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during the quarters ending June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. Because the Corporation deferred the quarterly dividend payment six times, the Corporation’s Board must, according to its Articles of Incorporation, as amended pursuant to the Corporation’s participation in CPP, automatically expand by two members and Treasury (or the then current holder of the preferred stock) may elect two directors at the next annual meeting and at every subsequent annual meeting until the dividend is paid in full. As of the date of this filing, Treasury has not appointed any directors. Instead, Treasury has an observer present at quarterly board meetings. The Corporation may not redeem the Preferred Stock during the first three years following issuance except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.
As long as any Preferred Stock is outstanding, the Corporation may pay dividends on its Common Stock, $.10 par value per share (the “Common Stock”), and redeem or repurchase its Common Stock, provided that all accrued and unpaid dividends for all past dividend periods on the Preferred Stock are fully paid. Prior to the third anniversary of the Treasury’s purchase of the Preferred Stock, unless Preferred Stock has been redeemed or the Treasury has transferred all of the Preferred Stock to third parties, the consent of the Treasury will be required for the Corporation to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. The Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.
As a condition to participating in the CPP, the Corporation issued and sold to the Treasury a warrant (the “Warrant”) to purchase up to 7,399,103 shares of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16,500,000. The term of the Warrant is ten years. Exercise of the Warrant was subject to the receipt by the Corporation of shareholder approval which was received at the 2009 annual meeting of shareholders. The Warrant provides for the adjustment of the exercise price should the Corporation not receive shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.
The terms of the Treasury’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and Warrant in the Bank as Tier 1 capital.
At December 31, 2010, the Bank had outstanding commitments to originate loans of $10.1 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $191.7 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2010 amounted to $1.47 billion. Scheduled maturities of borrowings during the same period totaled $143.3 million for the Bank and $124.8 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6 million at December 31, 2010 related to approximately $647.4 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Corporation does not anticipate that any credit losses through the MPF Program will be incurred under the credit enhancement obligation. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.
The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2010, the Bank had $92.2 million of brokered deposits. At December 31, 2010, the Bank was under a Cease and Desist Order with the OTS which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.
Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital primarily consists of stockholders’ equity minus certain intangible assets. Core capital primarily consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. The OTS requirement for the core capital ratio for the Bank is currently 3.00%. The requirement is 4.00% for all but the most highly-rated financial institutions.
The Cease and Desist Orders also required no later than December 31, 2009, that the Bank meet and maintain both a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also required the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses. The Bank has completed these reviews.
At March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the Bank had a core capital ratio of 3.73%, 4.08%, 4.36% and 4.43%, respectively, and a total risk-based capital ratio of 7.32%, 7.63%, 8.14% and 8.37%, respectively, each below the required capital ratios set forth above. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.
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
The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by the OTS at December 31, 2010 and March 31, 2010:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At December 31, 2010
Tier 1 capital (to adjusted tangible assets)	$159,730	4.43%	$108,216	3.00%	$180,360	5.00%
Risk-based capital (to risk-based assets)	189,653	8.37	181,308	8.00	226,634	10.00
Tangible capital (to tangible assets)	159,730	4.43	54,108	1.50	N/A	N/A

At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2010 and March 31, 2010:

	December 31,	March 31,
	2010	2010
	(In Thousands)
Stockholders’ equity of the Bank	$140,910	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(1,414)	(1,418)
Accumulated other comprehensive income	20,234	5,399

Tier 1 and tangible capital	159,730	164,932
Plus: Allowable general valuation allowances	29,923	36,130

Risk-based capital	$189,653	$201,062

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of positive liquidity at the Bank. At December 31, 2010, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $1.3 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of Amendment No. 6 to the Amended and Restated Credit Agreement on May 31, 2011, and $110 million of Series B Preferred Stock and dividends and interest.
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
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest equal to a base rate of 0% per annum and a deferred rate of 12%. Interest accruing on the Loan is due on the earlier of (i) the date the Loans are paid in full or (ii) the Maturity Date.
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
Within fifteen (15) days after the end of each month, the Corporation’s president or vice president shall submit a certificate indicating whether the Corporation is in compliance with the following financial covenants:
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

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed (i) 14.50% at any time during the period from April 29, 2010 through May 31, 2010, (ii) 13.00% at any time during the period from June 1, 2010 through September 30, 2010, (iii) 12.50% at any time during the period from October 1, 2010 through November 30, 2010, (iv) 12.00% at any time during the period from December 1, 2010 through March 31, 2011, (v) 11.00% at any time during the period from April 1, 2011 through April 30, 2011 and (vi) 10.00% at all times thereafter.
The total outstanding balance under the Credit Agreement as of December 31, 2010 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or May 31, 2011.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2010, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on April 29, 2010. Under the terms of the Credit Agreement, as amended on April 29, 2010, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
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
The Bank’s strategy for asset and liability management is to maintain an interest rate gap that minimizes the impact of interest rate movements on the net interest margin. As part of this strategy, the Bank sells substantially all new originations of long-term, fixed-rate, single-family residential mortgage loans in the secondary market, and invests in adjustable-rate or medium-term, fixed-rate, single-family residential mortgage loans, medium-term mortgage-related securities and consumer loans, which have shorter terms to maturity and higher interest rates than single-family mortgage loans.
The Bank also originates multi-family residential and commercial real estate loans, which have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans. Long-term, fixed-rate, single-family residential mortgage loans originated for sale in the secondary market are committed for sale at the time the interest rate is locked with the borrower. As such, these loans involve little interest rate risk to the Bank.

The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Bank’s cumulative net gap position at December 31, 2010 has not changed significantly since March 31, 2010. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010.
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
In determining the general allowance management has segregated the loan portfolio by collateral type. By doing so they are better able to identify trends in borrower behavior and loss severity. For each collateral type, they compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor they look at trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred in fiscal years 2009 and 2010, management reviewed each strata’s historical losses by quarter for any trends that would indicate a shorter look back period would be more representative.
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
Specific allowances are determined as a result of our impairment process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.
The Corporation regularly obtains updated appraisals for real estate collateral dependent loans for which it calculates impairment based on the fair value of collateral. Loans having an unpaid principal balance of $500,000 or less in a homogenous pool of assets do not require an impairment analysis therefore updated appraisals are not obtained until the foreclosure or sheriff sale occurs. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. The fair value of impaired loans for which current and acceptable appraisals are not available is approximately $48.1 million based on the Corporation’s best estimate of fair value, discounted at various rates depending on the collateral type. The Corporation discounts these appraisals an additional 10% and 20% for all non-land loans and unimproved land loans, respectively.

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
Management considers the allowance for loan losses at December 31, 2010 to be at an acceptable level. Although they believe that they have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although they use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.
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
(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	changes in technology;

(v)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(vi)	uncertainties regarding our ability to continue as a going concern;

(vii)	our ability to address our own liquidity problems;

(viii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(ix)	our ability to pay dividends;

(x)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(xi)	unprecedented volatility in the market and fluctuations in the value of our common stock;

(xii)	dilution of existing shareholders as a result of possible future transaction;

(xiii)	uncertainties about the Corporation and the Bank’s Cease and Desist Orders with OTS;

(xiv)	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

(xv)	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

(xvi)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines;

(xvii)	uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago;

(xviii)	delisting of the Corporation’s common stock from Nasdaq;

(xix)	significant unforeseen legal expenses;

(xx)	uncertainties about market interest rates;

(xxi)	security breaches of our information systems;

(xxii)	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

(xxiii)	environmental liability for properties to which we take title;

(xxiv)	expiration of Amendment No. 6 to our Amended and Restated Credit Agreement on May 31, 2011;

(xxv)	uncertainties about our ability to obtain regulatory approval and finalize transactions to sell several branch locations;

(xxvi)	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

(xxvii)	changes in the U.S. Department of the Treasury’s Capital Purchase Program;

(xxviii)	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

(xxix)	monetary and fiscal policies of the U.S. Department of the Treasury;

(xxx)	implications of the Dodd-Frank Act; and

(xxxi)	challenges relating to recruiting and retaining key employees.
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
The Corporation’s chief executive officer and interim principal accounting officer concluded that the Corporation did not maintain effective entity level controls to ensure that the financial statements were prepared in accordance with generally accepted accounting principles by the time our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 was issued. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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
With respect to deposit insurance, the Dodd-Frank Act broadens the base for FDIC insurance assessments which we expect will increase our FDIC insurance premiums and permanently increases the deposit insurance limit to $250,000 per depositor. Under the Dodd-Frank Act, the FDIC will insure the full balance of non-interest bearing transaction accounts through January 1, 2013, replacing the transaction account guarantee program at the end of calendar 2010. The Dodd-Frank Act also repeals the prohibition on banks’ payment of interest on demand deposit accounts of commercial clients beginning one year from the date of enactment, and the market impact of this change is not yet known.
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
In addition, the Dodd-Frank Act calls for the dissolution of our primary regulator, the OTS. The OTS is scheduled to cease operation as of July 21, 2011, although that date could be delayed under certain circumstances. At such time as the OTS goes out of existence, regulation of the Bank will be assumed by the Office of the Controller of the Currency, with the Federal Reserve becoming the Corporation’s primary regulator. The impact of this change on our operations is not yet known.
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
The infusion of outside capital may dilute the Corporation’s equity and may adversely affect the market price of the Corporation’s common stock.
In connection with our effort to raise qualified sources of outside capital, strengthen our balance sheet and improve our financial performance, the Corporation may issue additional common stock or preferred securities, including securities convertible or exchangeable for, or that represent the right to receive, common stock. The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market. The issuance of additional capital stock would dilute the ownership interest of the Corporation’s existing shareholders.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.
As of December 31, 2010, the Corporation does not have a stock repurchase plan in place.

Item 3	Intentionally Left Blank

Item 4	Removed and Reserved.

Item 5	Other Information.
On November 5, 2010, the Corporation and American Stock Transfer & Trust Company, LLC entered into a shareholder rights agreement (the “Rights Agreement”) designed to reduce the likelihood that the Corporation will experience an “ownership change” (as defined under U.S. federal income tax laws) by (i) discouraging any person or group of affiliated or associated persons from becoming a beneficial owner of 5% or more of our Common Stock (an “Acquiring

Person”) and (ii) discouraging any Acquiring Person from acquiring additional shares of the Common Stock. In general, an “ownership change” will occur if there is a cumulative change in the Corporation’s ownership by “5% shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. There is no guarantee, however, that the Rights Plan will prevent the Corporation from experiencing an ownership change. The purpose of the Rights Agreement is to protect the Corporation’s ability to use certain tax assets, such as net operating loss carryforwards and built-in losses (the “Tax Assets”), to offset future income. A corporation that experiences an ownership change will primarily be subject to an annual limitation on certain of its pre-ownership change Tax Assets in an amount generally equal to the equity value of the corporation immediately before the ownership change subject to certain adjustments, multiplied by the “long-term tax-exempt rate.” As a result, the Corporation’s use of the Tax Assets in the future would be significantly limited if it were to experience an ownership change.
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
ANCHOR BANCORP WISCONSIN INC.

Date: February 7, 2011	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: February 7, 2011	By:	/s/ Mark D. Hayman
Mark D. Hayman, Interim Principal Accounting Officer