Form 10-K
period 2011-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2011-06-29
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of September 30, 2010, the aggregate market value of the 21,683,304 outstanding shares of the Registrant’s common stock deemed to be held by non-affiliates of the registrant was $13.7 million, based upon the closing price of $0.66 per share of common stock as reported by the Nasdaq Global Select Market on such date. Although directors and executive officers of the Registrant and certain of its employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of June 3, 2011, 21,677,594 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011 (Part III, Items 10 to 14).

ANCHOR BANCORP WISCONSIN INC.

FISCAL 2011 FORM 10-K ANNUAL REPORT

(i)

EXPLANATORY NOTE

We are restating our audited consolidated financial statements and related disclosures for the fiscal years ending March 31, 2010 and March 31, 2009 as well as our consolidated financial statements for the quarterly periods in the fiscal year ended March 31, 2010 and the first three quarters of the fiscal year ended March 31, 2011.

With this filing we are restating the consolidated balance sheets, statements of operations, statements of changes in stockholders’ equity and statements of cash flows for certain of the years ended March 31, 2007 through March 31, 2011, as well as the unaudited quarterly information for the quarterly periods in the fiscal year ended March 31, 2010 and the first three quarters of the fiscal year ended March 31, 2011.

We do not intend to file an amended Form 10-K or the Quarterly Reports on Form 10-Q for each of the quarterly periods for the fiscal years ended or the quarterly periods included in the years ended March 31, 2011, March 31, 2010, or March 31, 2009. As previously announced in our Current Report on Form 8-K filed with the SEC on June 10, 2011, we concluded that the consolidated financial statements and the related financial information contained in such previously filed reports should no longer be relied upon.

Footnote 23 of the March 31, 2011 financial statements presents the impact of the restatements on each quarter from the quarter ending June 30, 2009 to the quarter ending December 31, 2010.

Background of Restatement

On June 9, 2011, the Corporation announced that its Audit Committee had evaluated the financial reporting issues surrounding the accrual of dividends on Preferred Shares sold to the U.S. Treasury and two deferred compensation plans.

Management had accrued dividends on cumulative preferred stock prior to declaring a dividend on those shares. The declaration of the dividends was not allowed under the terms of a consent order with federal regulators. This dividend was accrued through August 15, 2010. The accrual of dividends resulted in an understatement of stockholders’ equity of the Corporation during the quarters that the undeclared dividend was accrued. The understatement was $8.479 million as of December 31, 2010.

The Corporation discontinued accruing the dividends on the cumulative preferred stock after August 15, 2010. The calculation for the net income available to common shareholders included only the dividends accrued versus the dividend in arrears. As a result, the loss per share available to common shareholders was understated by $0.04 for the quarter ended September 30, 2010 and $0.06 for the quarter ended December 31, 2010.

The Corporation also accrued interest at a rate of 5%, simple interest on the unpaid dividends. The agreement with the US Treasury requires a dividend of 5% on the unpaid dividends, compounded on the unpaid dividends. The accrual of interest expense impacted the net income for all quarters in 2010 and for the first three quarters of 2011. The detail of the quarterly impact can be found in Note 23 of the March 31, 2011 consolidated financial statements.

The accrual of interest on the unpaid dividends resulted in an overstatement of interest expense and net loss and an understatement in stockholders’ equity of the Corporation for all quarters in 2010 and for the first three quarters in 2011. The aggregate amount of the misstatement over all periods was approximately $447,000. Because of the nature of the misclassification, there was no impact on the net loss available to common shareholders.

Additionally, management identified and quantified the impact of an accounting error for two deferred compensation plans. The Corporation has two deferred compensation plans that require the payment to plan participants in the form of Corporation Common Stock. Grantor trusts were formed to hold Anchor BanCorp of Wisconsin Inc. common stock in the name of the plan participant for distribution under the terms of the plan. The measurement aspect of the plan obligations were accounted for correctly, but the liability for the plans was incorrectly included as “other liabilities” versus being recorded as an equity account. The grantor trusts were correctly accounted for and displayed as “deferred compensation obligation” in the equity section. The improper reporting of these plans resulted in an understatement of stockholders’ equity of the corporation of $5.247 million as of April 1, 2008, the earliest period reported in the consolidated financials included in this Form 10-K filing.

(ii)

Internal Control Considerations

The Corporation had previously concluded that its internal controls over financial reporting were not effective for the years ended March 31, 2010 and 2009.

The Corporation’s management developed a remediation plan for the disclosed material weakness and significant deficiencies which was approved by the Audit Committee. Details of those remediation efforts are included in Item 9A of the March 31, 2011 Form 10-K.

The accounting errors noted above were the result of prior management’s decisions and the ineffective internal controls over financial reporting as noted above.

The accrued dividends were identified as an uncorrected misstatement by the independent auditors at March 31, 2010. This issue was part of the financial reporting weakness noted in the year ending March 31, 2010.

The accrual of “interest” on the unpaid dividends was identified as the review of the entire cumulative dividend accounting issue was being completed.

The deferred compensation issue was identified by management in the fourth fiscal quarter of the year ending March 31, 2011. The accounting for these plans has not changed since plan inception in the early 1990’s.

While evaluating the materiality of the deferred compensation issue identified during the fourth quarter of 2011, management considered the unusually low level of reported equity, and the impact of this misstatement aggregated with the misstatement related to the preferred stock dividends. Due to the combination of these two factors, management concluded that restatement of the prior periods was the most appropriate resolution.

The restatement related to the Excess Benefit Plan and Deferred Compensation Agreement resulted from the Corporation’s initiative to formalize the reconciliation process to substantiate general ledger accounts to remediate the 2010 material weakness and was not a result of a break down in controls identified in 2011.

In assessing materiality of the restatement, management notes that the impact represented an increase to Holding Company equity and that Bank capital was not impacted by the misstatement. The misstatement did not impact any financial covenants in the Amended and Restated Credit Agreement.

(iii)

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

Although we believe that the anticipated results or other expectations reflected in our forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Forward-looking statements involve risks, uncertainties and assumptions (some of which are beyond our control), and as a result actual results may differ materially from those expressed in forward-looking statements due to several factors more fully described in Item 1A, “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Factors that could cause actual results to differ from forward-looking statements include, but are not limited to, the following, as well as those discussed elsewhere herein:

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

•	soundness of other financial institutions with which the Company and the Bank engage in transactions;

•	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	changes in technology;

•	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

•	uncertainties regarding our ability to continue as a going concern;

•	our ability to address our own liquidity issues;

•	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

•	our ability to pay dividends;

•	changes in the quality or composition of the Bank’s loan and investment portfolios and allowance for loan losses;

•	unprecedented volatility in the market and fluctuations in the value of our common stock;

•	dilution of existing shareholders as a result of possible future transaction;

•	uncertainties about the Company and the Bank’s Cease and Desist Orders with OTS;

•	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

•	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

•	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines;

(iv)

•	uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago;

•	delisting of the Company’s common stock from Nasdaq;

•	significant unforeseen legal expenses;

•	uncertainties about market interest rates;

•	security breaches of our information systems;

•	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

•	environmental liability for properties to which we take title;

•	expiration of our Amended and Restated Credit Agreement;

•	the effects of any changes to the servicing compensation structure for mortgage servicers pursuant to the programs of government sponsored-entities;

•	uncertainties relating to the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009, the Dodd-Frank Act, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

•	changes in the U.S. Treasury’s Capital Purchase Program;

•	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

•	monetary and fiscal policies of the U.S. Department of the Treasury; and

•	challenges relating to recruiting and retaining key employees.

You should not put undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update them in light of new information or future events, except to the extent required by federal securities laws.

(v)

PART I

Item 1.	Business

General

We, Anchor BanCorp Wisconsin Inc. (the “Corporation” or the “Company”) are a registered savings and loan holding company incorporated under the laws of the State of Wisconsin. We are engaged in the savings and loan business through our wholly owned banking subsidiary, AnchorBank, fsb (the “Bank”).

The Bank was organized in 1919 as a Wisconsin chartered savings institution and converted to a federally chartered savings institution in 2000. AnchorBank, fsb is the third largest depository institution headquartered in the State of Wisconsin and its largest thrift in terms of assets. The Bank’s deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Chicago, and is regulated by the Office of Thrift Supervision (“OTS”) and the FDIC. The Corporation is regulated by the OTS as a savings and loan holding company and is subject to the periodic reporting requirements of the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). See “Regulation and Supervision.”

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

In addition to our branch network, we provide products and services online via our WebBranchtm online banking system and our Speed e-Apptm online mortgage application tool. During the 2011 fiscal year we saw a substantial increase in mortgage applications received through Speed e-App, our online application service.

The Corporation also has a non-banking subsidiary, Investment Directions, Inc. (“IDI”), a Wisconsin corporation which has historically invested in real estate partnerships. During 2010, IDI sold substantially all of its assets and its investment activities have been substantially curtailed.

On June 25, 2010, the Corporation completed the sale of eleven branches located in Northwest Wisconsin to Royal Credit Union headquartered in Eau Claire, Wisconsin. Royal Credit Union assumed approximately $171.2 million in deposits and acquired $61.8 million in loans and $9.8 million in office properties and equipment. The net gain on the sale was $5.0 million. The net gain included a write off of the $3.9 million core deposit intangible that was required when designated core deposits were sold in this transaction. On July 23, 2010, the Corporation completed the sale of four branches located in Green Bay, Wisconsin and surrounding communities to Nicolet National Bank headquartered in Green Bay, Wisconsin. Nicolet National Bank assumed $105.1 million in deposits and acquired $24.8 million in loans and $0.4 million in office properties and equipment. The net gain on the sale was $2.3 million.

The Bank has two wholly-owned subsidiaries: ADPC Corporation (“ADPC”), a Wisconsin corporation, holds and develops certain of the Bank’s foreclosed properties. Anchor Investment Corporation (“AIC”), an operating subsidiary that is located in and formed under the laws of the State of Nevada, manages a portion of the Bank’s investment portfolio (primarily mortgage related securities).

As of March 31, 2011, the Corporation had 719 full-time and 98 part-time employees. The Corporation promotes equal employment opportunity and considers employee relations to be excellent. The average tenure of AnchorBank employees is 13 years. None of the AnchorBank employees are represented by a collective bargaining group.

The Corporation maintains a web site at www.anchorbank.com. All of the Corporation’s filings under the Exchange Act are available through our web site, free of charge, including copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, on the date that the Corporation files those materials with, or furnishes them to, the SEC.

Market Area

The Bank’s primary market area consists of south-central, east-central and southeastern Wisconsin, as well as contiguous counties in Iowa, Minnesota and Illinois. At March 31, 2011, the Bank conducted business from its headquarters and main office in Madison, Wisconsin, and from 55 other full-service offices and one loan origination office which services our more than 140,000 households and businesses. During the fiscal year ended March 31, 2011, 15 branches in the Northwest region of Wisconsin and the Green Bay area were sold. Additionally, in fiscal 2011, the Bank’s lending-only office in Hudson, Wisconsin was closed. One lending-only office in Lake Geneva, Wisconsin remains, while all other offices operate as full-service branches.

AnchorBank’s market area is concentrated in the greater Madison/Dane County, Suburban Milwaukee and Fox Valley areas. Together these areas account for nearly half of Wisconsin’s population and provide a strong platform for long term growth, both locally and regionally. Within its market footprint AnchorBank exhibits a strong retail franchise with the second highest market share of both deposits and mortgage origination in the Madison area and with the sixth largest deposit and mortgage origination share in the state overall.

Our home market of Madison provides a strong base in a highly attractive market. Madison is home to both state and county governments as well as the University of Wisconsin. Madison has enjoyed rapid population growth of 12.1 percent since 2000, a median household income 15 percent above the national average and relatively low unemployment at 5.7 percent (as of April 2011) versus the national average of 8.8 percent. Madison frequently ranks in the top 100 Places to Live in America by Money Magazine.

The Fox Valley, consisting primarily of the cities of Appleton and Oshkosh and their associated satellite communities is one of the state’s fastest growing areas and also benefits from significantly higher than median income levels at approximately $52,000, 5 percent higher than the national average. The Bank operates eight branches in the Fox Valley area.

In the Milwaukee area, AnchorBank operates eight branches, all located in suburban areas outside the City of Milwaukee. The largest city in Wisconsin, the Milwaukee Metropolitan area is home to roughly 1.6 million people with a median income of $51,279 and more than 70,000 businesses.

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

The principal factors that are used to attract deposit accounts and that distinguish one financial institution from another include rates of return, quality of service to the depositors, types of accounts, service fees, convenience of office locations and hours, and other services. We offer a full array of deposit, savings and investment products to meet the needs of our consumer and business customers with features, high service levels, convenience and rates/fees structured to provide a competitive value proposition for our customers and prospective customers. In return, our customers have rewarded us with high levels of satisfaction and loyalty as proven by our recent JD Powers Bank ratings which showed Anchor to be one of the highest rated banks in the upper Midwest.

The primary factors in competing for loans are interest rates, loan fee charges, and timeliness and quality of service to the borrower. Similar to the market for deposit and investment products, we focus on offering the best overall value to our loan customers. During the 2011 fiscal year we originated $745 million in single family

“conforming” loans. While single family “conforming” loans are subsequently sold to investors, a key competitive difference is that AnchorBank retains servicing on our residential mortgages, thereby ensuring a high level of continuing customer service. AnchorBank currently has a servicing portfolio of approximately $3.40 billion.

Lending Activities

General.  At March 31, 2011, the Bank’s net loans held for investment totaled $2.52 billion, representing approximately 74.2% of its $3.39 billion of total assets at that date. Loans held for investment consist of single-family residential loans of $652.2 million, multi-family residential loans of $499.6 million, commercial real estate loans of $645.7 million, construction and land loans of $225.2 million, commercial and industrial loans of $96.8 million and consumer loans of $563.3 million.

The Bank originates residential loans secured by properties located primarily in Wisconsin, with adjustable-rate loans generally being originated for inclusion in the Bank’s loan portfolio and fixed-rate loans generally being originated for sale into the secondary market.

Loan Portfolio Composition.  The following table presents the composition of the Bank’s consolidated loans held for investment at the dates indicated.

	March 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)

Mortgage loans:
Single-family residential	$652,237	24.31%	$765,312	22.27%	$843,482	20.52%	$893,001	20.35%	$843,677	20.76%
Multi-family residential	499,645	18.62	614,930	17.89	662,483	16.12	694,423	15.82	654,567	16.11
Commercial real estate	645,683	24.07	842,905	24.53	1,020,981	24.84	1,088,004	24.79	1,020,325	25.10
Construction	52,014	1.94	108,486	3.16	267,375	6.51	402,395	9.17	460,746	11.33
Land	173,168	6.45	231,330	6.73	266,756	6.49	306,363	6.98	214,703	5.28

Total mortgage loans	2,022,747	75.39	2,562,963	74.58	3,061,077	74.48	3,384,186	77.11	3,194,018	78.58

Consumer loans:
Second mortgage and home equity	268,264	10.00	352,795	10.27	394,708	9.61	356,009	8.11	351,739	8.65
Education	276,735	10.31	331,475	9.64	358,784	8.73	275,850	6.29	223,707	5.50
Other	18,345	0.68	24,990	0.73	56,302	1.37	95,149	2.17	60,413	1.49

Total consumer loans	563,344	21.00	709,260	20.64	809,794	19.71	727,008	16.57	635,859	15.64

Commercial business loans:
Loans	96,755	3.61	164,329	4.78	238,940	5.81	277,312	6.32	234,791	5.78
Lease receivables	—	0.00	—	0.00	—	0.00	—	0.00	1	0.00

Total commercial business loans	96,755	3.61	164,329	4.78	238,940	5.81	277,312	6.32	234,792	5.78

Total loans receivable	2,682,846	100.00%	3,436,552	100.00%	4,109,811	100.00%	4,388,506	100.00%	4,064,669	100.00%

Contras to loans:
Undisbursed loan proceeds	(8,761)		(23,334)		(71,672)		(141,219)		(163,505)
Allowance for loan losses	(150,122)		(179,644)		(137,165)		(38,285)		(20,517)
Unearned net loan fees	(3,476)		(3,898)		(4,441)		(6,075)		(6,541)
Unearned interest	(115)		(88)		(84)		(83)		(42)
Net (discount) premium on loans purchased	(5)		(8)		(10)		(11)		(15)

Total contras to loans	(162,479)		(206,972)		(213,372)		(185,673)		(190,620)

Loans receivable, net	$2,520,367		$3,229,580		$3,896,439		$4,202,833		$3,874,049

The following table shows, at March 31, 2011, the scheduled contractual maturities of the Bank’s consolidated gross loans held for investment, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates.

		Commercial	Commercial
	Residential	and Industrial	Real Estate	Consumer	Total
	(In thousands)

Amounts due:
In one year or less	$25,648	$57,920	$610,078	$39,959	$733,605
After one year through five years	35,340	33,429	566,377	116,809	751,955
After five years	587,526	8,340	194,302	407,118	1,197,286

	$648,514	$99,689	$1,370,757	$563,886	$2,682,846

Interest rate terms on amounts due after one year:
Fixed	$179,035	$27,878	$466,196	$320,607	$993,716

Adjustable	$443,831	$13,891	$294,483	$203,320	$955,525

Residential Loans.  At March 31, 2011, $652.2 million, or 24.3%, of the Bank’s total loans receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans have increased as a percentage of the Bank’s total loans receivable from 20.8% at March 31, 2007 to 24.3% at March 31, 2011.

The adjustable-rate loans currently in the Bank’s portfolio have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans, based on a designated index. These loans are documented according to standard industry practices. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. The Bank makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment ARMS.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At March 31, 2011, approximately $445.5 million, or 68.7%, of the Bank’s permanent residential loans receivable consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.

The Bank continues to originate long-term, fixed-rate conventional mortgage loans. The Bank generally sells current production of these loans with terms of 15 years or more to Fannie Mae, Freddie Mac and other institutional investors, while keeping some of the 10-year term loans in its portfolio. In order to provide a full range of products to its customers, the Bank also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”) and the USDA Rural Guarantee Program. The Bank retains the right to service substantially all loans that it sells.

At March 31, 2011, approximately $203.0 million, or 31.3%, of the Bank’s permanent residential loans receivable consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of ten to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans.  The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At March 31, 2011, commercial and industrial loans amounted to $96.8 million, or 3.6%, of the Bank’s total loans receivable. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans.  The Bank originates commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At March 31, 2011, the Bank had $1.37 billion of loans secured by commercial real estate, which represented 51.1% of the Bank’s total loans receivable. The Bank generally limits the origination of such loans to its primary market area.

The Bank’s commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes.

Although terms vary, commercial real estate loans generally have amortizations of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index.

Consumer Loans.  The Bank offers consumer loans in order to provide a full range of financial services to its customers. At March 31, 2011, $563.3 million, or 21.0%, of the Bank’s consolidated total loans receivable consisted of consumer loans. Consumer loans generally have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The largest component of the Bank’s other consumer loan portfolio is second mortgage and home equity loans. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 85% of appraised value at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

Approximately $276.7 million, or 10.3%, of the Bank’s total loans receivable at March 31, 2011 consisted of education loans. These are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the U.S. Department of Education or to other investors. The Bank received $24.3 million from the sale of these education loans during fiscal 2011.

The remainder of the Bank’s consumer loan portfolio consists of vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services, pursuant to an agency arrangement under which the Bank participates in outstanding balances, currently at 25% to 28%, with a third party, ELAN Financial Services. The Bank also shares 33% to 37% of annual fees paid to ELAN and 30% of late payment, over limit and cash advance fees paid to ELAN as well as 25% to 30% of interchange income paid to ELAN.

At March 31, 2011, the Bank’s approved credit card lines amounted to $42.3 million. The total outstanding amount at March 31, 2011 is $7.8 million.

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

Origination, Purchase and Sale of Loans.  The Bank’s loan originations come from a number of sources. Residential mortgage loan originations are attributable primarily to depositors, branch customers, the Company’s website, referrals from real estate brokers, builders and direct solicitations. Commercial real estate loan originations are obtained by direct solicitations and referrals. Consumer loans are originated from branch customers, existing depositors and mortgagors and direct solicitation.

Applications for all types of loans are obtained at the Bank’s three lending regions, certain of its branch offices and one loan origination facility. Loan approval authority is designated to a Concurrence Authority Credit Officer to sign within their authority. Loans may also be approved by members of the Senior Loan Committee, within designated limits or by the Board of Directors.

The Bank’s general policy is to lend up to the lesser of 80% of the appraised value or purchase price of the property, whichever is less, securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank will lend more than 80% of the appraised value of the property, but will require that the borrower obtain when possible, private mortgage insurance in an amount intended to reduce the Bank’s exposure to 80% or less of the appraised value of the underlying property. At March 31, 2011, the Bank had approximately $6.7 million of loans that had loan-to-value ratios of greater than 80% and did not have private mortgage insurance for the portion of the loans above such amount.

Property appraisals on the real estate and improvements securing the Bank’s single-family residential loans are made by the Bank’s staff or by independent appraisers, approved by the Bank’s Board of Directors, during the underwriting process. Appraisals are performed in accordance with federal regulations and policies.

The Bank’s underwriting criteria generally require that multi-family residential and commercial real estate loans have loan-to-value ratios which amount to 75 to 80% or less and debt coverage ratios of a minimum of 120%. The Bank also obtains personal guarantees on its multi-family residential and commercial real estate loans from the principals of the borrowers, as well as appraisals of the collateral from independent appraisal firms.

The portfolio of commercial real estate and commercial and industrial loans is reviewed on a continuing basis to identify any potential risks that exist in regard to the property management, financial criteria of the loan, operating performance, competitive marketplace and collateral valuation. The relationship manager’s function of the Bank is responsible for identifying and reporting credit risk quantified through a loan rating system and making recommendations to mitigate credit risk in the portfolio. The risk management function provides an independent review of this function. These and other underwriting standards are documented in written policy statements, which are periodically updated and approved by the Bank’s Board of Directors.

The Bank encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on secured properties. Certain states may also impose liens with higher priorities than first mortgages on properties to recover funds used in such efforts. Although the foregoing environmental risks are more usually associated with industrial and commercial loans, environmental risks may be substantial for residential lenders, like the Bank, since environmental contamination may render the secured property unsuitable for residential use. In addition, the value of residential properties may become substantially diminished by contamination of nearby properties. In accordance with the guidelines of Fannie Mae and Freddie Mac, appraisals for single-family homes on which the Bank lends include comments on environmental influences and conditions. The Bank attempts to control its exposure to environmental risks with respect to loans secured by larger properties by monitoring available information on hazardous waste disposal sites and requiring environmental inspections of such properties prior to closing the loan. No assurance can be given, however, that the value of properties securing loans in the Bank’s portfolio will not be adversely affected by the presence of hazardous materials or that future changes in federal or state laws will not increase the Bank’s exposure to liability for environmental cleanup.

The Bank has been actively involved in the secondary market since the mid-1980s and generally originates single-family residential loans under terms, conditions and documentation which permit sale to Freddie Mac, Fannie Mae, and other investors in the secondary market. The Bank sells substantially all of the fixed-rate, single-family residential loans with terms over 15 years it originates in order to decrease the amount of such loans in its loan portfolio. The volume of loans originated and sold is dependent on a number of factors, but is most influenced by general interest rates. In periods of lower interest rates, demand for fixed-rate mortgages increases. In periods of higher interest rates, customer demand for fixed-rate mortgages declines. The Bank’s sales are usually made through forward sales commitments. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, charging fees for commitments, and limiting the amounts of its uncovered commitments at any one time. Forward commitments to cover closed loans and loans with rate locks to customers range from 70% to 100% of committed amounts. The Bank also periodically has used its loans to securitize mortgage-backed securities.

The Bank generally services all originated loans that have been sold to other investors. This includes the collection of payments, the inspection of the secured property, and the disbursement of certain insurance and tax advances on behalf of borrowers. The Bank recognizes a servicing fee when the related loan payments are received. At March 31, 2011, the Bank was servicing $3.40 billion of loans for others.

The Bank is not an active purchaser of loans. At March 31, 2011, approximately $11.4 million of mortgage loans were being serviced for the Bank by others. Servicing of loans or loan participations purchased by the Bank is performed by the seller, with a portion of the interest being paid by the borrower retained by the seller to cover servicing costs.

During the fiscal year ended March 31, 2011, the Corporation began disaggregating its loans by portfolio segment, the level at which the Corporation has developed and documented its systematic method for determining its allowance for loan losses, and class of financing receivable, which is a disaggregation of portfolio segment in accordance with current accounting standards. Prior year activity is shown under the previous classifications.

The following table shows the Bank’s consolidated total loans on a gross basis originated, purchased, sold and repaid during the periods indicated.

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Gross loans receivable at beginning of year(1)	$3,456,036	$4,271,775	$4,398,175
Total loans originated for investment	113,934	631,103	779,977
Repayments	(867,640)	(1,255,484)	(1,058,672)
Transfers of loans to held for sale	—	(48,878)	—

Net activity in loans held for investment	(753,706)	(673,259)	(278,695)

Total loans originated for sale	804,538	887,466	1,029,650
Transfers of loans from held for investment	—	48,878	—
Sales of loans	(816,484)	(1,029,946)	(877,355)
Loans converted into mortgage-backed securities	—	(48,878)	—

Net activity in loans held for sale	(11,946)	(142,480)	152,295

Gross loans receivable at end of period(1)	$2,690,384	$3,456,036	$4,271,775

(1)	Includes loans held for sale and loans held for investment.

Delinquency Procedures.  Delinquent and problem loans are a normal part of any lending business. When a borrower fails to make a required payment by the 15th day after which the payment is due, internal collection procedures are instituted. The borrower is contacted to determine the reason for the delinquency and attempts are made to cure the loan. The Bank regularly reviews the loan status, the condition of the property, and circumstances of the borrower. Based upon the results of its review, the Bank may negotiate and accept a repayment program with the borrower, accept a voluntary deed in lieu of foreclosure, agree to the terms of a short sale or initiate foreclosure proceedings.

A decision as to whether and when to initiate foreclosure proceedings is based upon such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the value of the collateral, and the borrower’s financial ability and willingness to cooperate in curing the deficiencies. If foreclosed on, the property is sold at a public sale and the Bank will generally bid an amount reasonably equivalent to the fair value of the foreclosed property or the amount of judgment due the Bank.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When property is acquired, it is recorded at the estimated fair value less cost to sell at the date of acquisition, with charge-offs, if any, charged to the allowance for loan losses prior to transfer to foreclosed property. Upon acquisition, all costs incurred in maintaining the property are expensed. In the case of a short sale, any remaining loan balance in excess of the net proceeds is charged to the allowance for loan losses.

For discussion of the Corporation’s asset quality, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-Performing Assets” in Item 7. See also Notes 1 and 5 to the Consolidated Financial Statements in Item 8.

Investment Securities

In addition to lending activities, the Corporation conducts other investment activities on an ongoing basis in order to diversify assets, limit interest rate risk and credit risk and meet regulatory liquidity requirements. The Corporation invests in mortgage-related securities which are insured or guaranteed by Freddie Mac, Fannie Mae, or Ginnie Mae backed by Freddie Mac, Fannie Mae and Ginnie Mae mortgage-backed securities and also invests in non-agency collateralized mortgage obligations (“CMOs”). Investment decisions are made by authorized officers in accordance with policies established by the Board of Directors.

Management determines the appropriate classification of securities at the time of purchase. Debt securities are classified as held-to-maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the three years ended March 31, 2011.

At March 31, 2011, the amortized cost of the Corporation’s investment securities held to maturity amounted to $27,000, all of which are 30-year securities. There were no five- and seven-year balloon securities. All of the held to maturity investment securities are insured or guaranteed by Fannie Mae and are adjustable-rate securities.

Securities not classified as held-to-maturity or trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. For the years ended March 31, 2011 and 2010, stockholders’ equity decreased $14.6 million (net of deferred income tax receivable) and increased $938,000 (net of deferred income tax receivable), respectively, to reflect net unrealized gains and losses on holding securities classified as available-for-sale.

The Corporation’s policy does not permit investment in non-investment grade bonds and permits investment in various types of liquid assets permissible for the Bank under OTS regulations, which include U.S. Government obligations, municipal bonds, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Although the Corporation does not purchase non-investment grade securities, it does own $26.5 million, or 5.1% of the total investment security portfolio, of non-investment grade securities as a result of ratings downgrades. Subject to limitations on investment grade securities, the Corporation also invests in corporate stock and debt securities from time to time.

Agency-backed securities increase the quality of the Corporation’s assets by virtue of the insurance or guarantees of federal agencies that back them, require less capital under risk-based regulatory capital requirements than non-insured or guaranteed mortgage loans, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Corporation. At March 31, 2011, securities with a fair value of $481.9 million held by the Corporation are either AAA rated or are guaranteed by government sponsored agencies. At March 31, 2011, $420.8 million of the Corporation’s securities available-for-sale were pledged to secure various obligations of the Corporation. The Corporation had no securities held-to-maturity that were pledged to secure obligations of the Corporation at March 31, 2011.

The table below sets forth information regarding the amortized cost and fair values of the Corporation’s investment securities at the dates indicated.

	March 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)

Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,037	$4,126	$51,029	$51,031	$48,471	$48,919
Municipal bonds	—	—	—	—	21,768	22,233
Mutual fund	—	—	—	—	1,797	1,797
Corporate stock and other	1,151	1,219	1,176	1,198	4,806	4,735
Agency CMOs and REMICs	342	358	1,393	1,413	142,692	143,995
Non-agency CMOs	49,921	46,637	91,140	85,367	119,473	107,527
Residential mortgage-backed securities	6,131	6,389	14,907	15,440	97,562	100,754
GNMA securities	481,659	464,560	261,957	261,754	54,753	55,025

	543,241	523,289	421,602	416,203	491,322	484,985
Held-to-maturity:
Residential mortgage-backed securities	27	28	39	40	50	50

	27	28	39	40	50	50

Total investment securities	$543,268	$523,317	$421,641	$416,243	$491,372	$485,035

The Corporation’s mortgage-backed securities are made up of CMOs, including CMOs which qualify as Real Estate Mortgage Investment Conduits (“REMICs”) under the Internal Revenue Code of 1986, as amended (“Code”). At March 31, 2011, the Corporation had $27,000 of mortgage-backed securities held to maturity. The fair value of the mortgage-backed securities available for sale held by the Corporation amounted to $475.5 million at the same date.

The following table sets forth the maturity and weighted average yield characteristics of the Corporation’s investment securities at March 31, 2011, classified by term to maturity. The balance is at amortized cost for held-to-maturity securities and at fair value for available-for-sale securities.

	Less than Five Years		Five to Ten Years		Over Ten Years
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Total
	(Dollars in thousands)

Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,126	2.36%	$—	$—	$—	0.00%	$4,126
Corporate stock and other	—	—	—	—	1,219	8.67	1,219
Agency CMOs and REMICs	—	—	—	—	358	3.98	358
Non-agency CMOs	26	8.38	9,527	4.78	37,084	6.73	46,637
Residential mortgage-backed Securities	496	4.08	873	4.78	5,020	3.51	6,389
GNMA Securities	—	—	639	4.86	463,921	2.73	464,560

	4,648	2.57	11,039	4.78	507,602	3.06	523,289

Held-to-maturity:
Residential mortgage-backed Securities	4	6.19	23	3.03	—	—	27

	4	6.19	23	3.03	—	—	27

Total investment securities	$4,652	2.58%	$11,062	4.77%	$507,602	3.06%	$523,316

Due to repayments of the underlying loans, the actual maturities of certain investment securities are expected to be substantially sooner than the scheduled maturities.

For additional information regarding the Corporation’s investment securities, see the Corporation’s Consolidated Financial Statements, including Note 4 thereto included in Item 8.

Sources of Funds

General.  Deposits are a major source of the Bank’s funds for lending and other investment activities. In addition to deposits, the Bank derives funds from principal repayments and prepayments on loan and mortgage-related securities, maturities of investment securities, sales of loans and securities, interest payments on loans and securities, advances from the FHLB and, from time to time, repurchase agreements and other borrowings. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, economic conditions, the stock market and competition. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer term basis for general business purposes, including providing financing for lending and other investment activities and asset/liability management strategies.

Deposits.  The Bank’s deposit products include passbook and statement savings accounts, demand accounts (i.e. checking), interest bearing checking accounts, money market deposit accounts and certificates of deposit ranging in terms of 42 days to seven years. Included among these deposit products are Individual Retirement Account certificates and Keogh retirement certificates, as well as negotiable-rate certificates of deposit with balances of $100,000 or more (“jumbo certificates”).

The Bank’s deposits are obtained primarily from residents of Wisconsin. The Bank has entered into agreements with certain brokers that provide funds for a specified fee. While brokered deposits are a good source of funds, they are interest rate driven and thus inherently have more liquidity and interest rate risk. At March 31, 2011, the Bank had $48.1 million in brokered deposits, which accounted for 1.78% of its $2.71 billion of total deposits and accrued interest. At March 31, 2011, the Bank is precluded from obtaining new or renewing existing brokered deposits. The Bank has $107.6 million in out of network certificates of deposit. These deposits are opened via internet listing services and the balances are kept within FDIC insured limits.

The Bank attracts deposits through a network of convenient office locations by utilizing a customer sales and service plan and by offering a wide variety of accounts and services, competitive interest rates and convenient customer hours. Deposit terms offered by the Bank vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the characteristics of its deposit accounts, consideration is given to the profitability and liquidity of the Bank, matching terms of the deposits with loan products, the attractiveness to customers and the rates offered by the Bank’s competitors.

The following table sets forth the amount and maturities of the Bank’s certificates of deposit at March 31, 2011.

		Over Six	Over	Over Two
		Months	One Year	Years	Over
	Six Months	Through	Through	Through	Three
Interest Rate	and Less	One Year	Two Years	Three Years	Years	Total
	(In thousands)

0.00% to 2.99%	$823,035	$246,153	$270,685	$5,082	$15,190	$1,360,145
3.00% to 4.99%	72,255	79,197	33,529	26,152	3,137	214,270
5.00% to 6.99%	832	1,557	263	—	—	2,652

	$896,122	$326,907	$304,477	$31,234	$18,327	$1,577,067

At March 31, 2011, the Bank had $406.5 million of certificates greater than or equal to $100,000, of which $78.6 million are scheduled to mature in less than three months, $151.8 million in three to six months, $93.6 million in six to twelve months and $82.5 million in over twelve months.

Borrowings.  From time to time the Bank obtains advances from the FHLB, which generally are secured by capital stock of the FHLB and certain of the Bank’s mortgage loans and investment securities. See “Regulation.” Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

From time to time the Bank enters into repurchase agreements with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by mortgage-backed securities. The Bank did not utilize this source of funds during the year ended March 31, 2011, but may do so in the future.

The Corporation used a short-term line of credit used in part to fund IDI’s partnership interests and investments in real estate held for development and sale. This line of credit also funded other Corporation needs. The final maturity of the line of credit was extended to November 30, 2011. At March 31, 2011 and 2010, the Corporation had drawn $116.3 million under this line of credit, respectively. The Corporation is currently in default and does not have credit remaining on this line of credit. See Note 11 to the Corporation’s Consolidated Financial Statements in Item 8 for more information on borrowings.

The following table sets forth the outstanding balances and weighted average interest rates for the Corporation’s borrowings at the dates indicated.

	March 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

FHLB advances	$478,479	2.57%	$613,429	3.08%	$887,329	3.41%
Other borrowed funds	176,300	8.85	176,300	8.85	190,138	6.03

The following table sets forth information relating to the Corporation’s short-term (original maturities of one year or less) borrowings for the periods indicated.

	March 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(In thousands)

Balance at end of Period:
FHLB advances	$40,000	0.20%	$—	0.00%	$—	0.00%
Short Term Line of Credit	116,300	12.00	116,300	12.00	116,300	8.00
Maximum month-end balance:
FHLB advances	50,000	0.26%	—	0.00%	210,500	2.35%
Short Term Line of Credit	116,300	12.00	116,300	12.00	118,465	3.93
Average balance:
FHLB advances	11,500	0.26%	—	0.00%	100,217	2.18%
Short Term Line of Credit	116,300	12.00	116,300	11.33	116,678	5.44

Subsidiaries

Investment Directions, Inc.  IDI is a wholly-owned, non-banking subsidiary of the Corporation that has invested in various limited partnerships and subsidiaries funded by borrowings from the Corporation. Because the Corporation has made substantially all of the initial capital investment in these partnerships and as a result bears substantially all the risks of ownership of these partnerships, such partnerships have been deemed variable interest entities (“VIE’s”) subject to the consolidation requirements of ASC 810-10-15. The application of ASC-810-10-15 results in the consolidation of assets, liabilities, income and expense of the partnerships into the Corporation’s financial statements. During the year ended March 31, 2010, IDI sold its interest in Davsha LLC and its related interest in the limited partnerships as well as the golf course and resort at Indian Palms, which included some developed lots for $11.5 million.

The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

At March 31, 2011, the Corporation had extended $4.2 million to IDI to fund various partnership and subsidiary investments. This represents a decrease of $0.4 million from borrowings of $4.6 million at March 31, 2010. These amounts are eliminated in consolidation.

California Investment Directions, Inc.  CIDI was a wholly owned non-banking subsidiary of IDI formed in April 2000 to purchase and hold the general partnership interest in S&D Indian Palms, Ltd. and a minority interest in Davsha, LLC. CIDI was organized in the State of California. Davsha and its subsidiaries invested in VIE’s which were subject to consolidation pursuant to ASC 810-10-15. CIDI was dissolved during the year ended March 31, 2010 because its entire interest in the limited partnerships was eliminated. CIDI’s net income for the year ended March 31, 2010 was $765,000.

S&D Indian Palms, Ltd.  Indian Palms was a wholly owned non-banking subsidiary of IDI organized in the state of California which owned a golf resort and land for residential lot development in California. Indian Palms sold land to Davsha, LLC, which in turn sold land to its subsidiaries and subsequently to its real estate partnerships for lot development. Indian Palms’ net income for the year ended March 31, 2010 was $10.4 million.

Davsha, LLC.  Davsha was a wholly owned non-banking subsidiary of IDI (80% owned) and CIDI (20% owned). Davsha was organized in the state of California, where it purchased land from Indian Palms and developed residential housing for sale. Davsha had three wholly owned non-banking subsidiaries, Davsha III, Davsha V and Davsha VII. Each of these subsidiaries formed partnerships with developers and purchased lots from Davsha. Davsha’s net income for the year ended March 31, 2010 was $2.1 million.

ADPC Corporation.  ADPC is a wholly owned subsidiary of the Bank that holds certain of the Bank’s foreclosed properties. The Bank’s investment in ADPC at March 31, 2011 amounted to $8.9 million as compared to $2.7 million at March 31, 2010. ADPC had a net loss of $233,000 for the year ended March 31, 2011 as compared to $998,000 for the year ended March 31, 2010.

Anchor Investment Corporation.  AIC is an operating subsidiary of the Bank that was incorporated in March 1993. Located in the State of Nevada, AIC was formed for the purpose of managing a portion of the Bank’s investment portfolio (primarily mortgage-backed securities). As an operating subsidiary, AIC’s results of operations are combined with the Bank’s for financial and regulatory purposes. The Bank’s investment in AIC amounted to $219.7 million at March 31, 2011 as compared to $223.6 million at March 31, 2010. AIC had net income of $6.5 million for the year ended March 31, 2011 as compared to $7.8 million for the year ended March 31, 2010.

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

Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and the Bank. These descriptions are not intended to be a comprehensive description of all laws and regulations to which the Corporation and the Bank are subject or to be complete descriptions of the laws and regulations discussed. The descriptions of statutory and regulatory provisions are qualified in their entirety by reference to the particular statutes and regulations. Changes in applicable statutes, regulations or regulatory policy may have a material effect on the Bank and our businesses.

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

Activities Restrictions.  There are generally no restrictions on the activities of a savings and loan holding company, such as the Corporation, which controlled only one subsidiary savings association on or before May 4, 1999 (a “grandfathered holding company”). However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. Regulation as a bank holding company could be adverse to the Corporation’s operations and impose additional and possibly more burdensome regulatory requirements on the Corporation. See “- The Bank — Qualified Thrift Lender Test” below.

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

Change of Control.  Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Corporation. Among other criteria, under OTS regulations, “control” is conclusively presumed to exist if a person or Corporation acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition. The Dodd-Frank Act amends the Bank Holding Company Act in regard to bank holding company acquisitions of control of out-of-state banks, replacing the prior “adequately-capitalized” and “adequately-managed” standards by now requiring the acquiring bank holding company to be well-capitalized and well-managed. The Federal Deposit Insurance Act is similarly amended with respect to interstate merger transactions, now requiring that the resulting bank be well-capitalized and well-managed following the transaction.

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

Limitations on Dividends.  The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. The Corporation’s principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements, including a minimum of 30 days’ advance notice to the OTS of any proposed dividend to the Corporation. The Corporation is currently precluded from paying dividends under provisions of TARP and the OTS Order to Cease and Desist.

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

As of March 31, 2011, the Bank was not in compliance with all minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 4.26%, 4.26% and 8.04%, respectively. Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution’s capital was or may become inadequate in view of its particular circumstances. In June, 2009, the Bank consented to the issuance of a Cease and Desist Agreement with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. See Note 2 to the Consolidated Financial Statements included in Item 8.

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

As of March 31, 2011, the Bank was “adequately capitalized” under PCA guidelines. Under OTS requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. At March 31, 2011, the Bank had not met the elevated capital levels. See Note 12 to the Consolidated Financial Statements included in Item 8.

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

Qualified Thrift Lender Test.  A savings association can comply with the qualified thrift lender, or QTL, test set forth in the HOLA and implementing regulations of the OTS by either meeting the QTL test set forth therein or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986. The QTL test set forth in the HOLA requires a savings association to maintain 65% of portfolio assets in qualified thrift investments, or QTLs. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. At March 31, 2011, the amount of the Bank’s assets which were invested in QTLs exceeded the percentage required to qualify the Bank under the QTL test.

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

Federal Deposit Insurance.  Deposits held by the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured depository institution for each account ownership category. The change makes permanent the temporary coverage limit increase from $100,000 to $250,000 that had been in effect since October 2008.

In November 2008, the FDIC adopted a final rule relating to its Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was first announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage through December 31, 2009 for non-interest bearing transaction deposit accounts paying less than 0.5% interest per annum and held at participating FDIC-insured institutions. Coverage under the TLGP was available for the first 30 days without charge. The Company and the Bank elected to continue to participate in the TLGP account insurance program, through payment of a fee assessment of 10 basis points per quarter on amounts in excess of $250,000 in covered accounts. At March 31, 2011 and 2010, neither the Company nor the Bank had issued any senior unsecured debt under the TLGP.

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by the company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, secured debt and debt issuer ratings.

The DIF assessment base rate currently ranges from 12 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors. In February 2011, the FDIC redefined the deposit insurance assessment base, and updated the assessment rates. Absent any changes in the FDIC risk category due to other factors, including potential declines in the capital level of the Bank, the change in DIF assessment rate is expected to decrease FDIC insurance expense.

The Dodd-Frank Act effects further changes to the law governing deposit insurance assessments. There is no longer an upper limit for the reserve ratio designated by the FDIC each year, and the maximum reserve ratio may not be less than 1.35% of insured deposits, or the comparable percentage of the assessment base. Under prior law the maximum reserve ratio was 1.15%. The Dodd-Frank Act permits the FDIC until September 30, 2020 to raise the reserve ratio, which is currently negative, to 1.35%. The FDIC is required to offset the effect of increased assessments necessitated by the Dodd-Frank Act on insured depository institutions with total consolidated assets of less than $10 billion, but we cannot currently predict how this offset will affect us, and implementing rules are not expected until mid-2011. See “Risk Factors — Recent changes have created regulatory uncertainty” and “Risk Factors — Current and future increases in FDIC insurance premiums, including FDIC special assessments imposed on all FDIC-insured institutions, will decrease our earnings.” The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, which are referred to as FICO bonds, were issued to capitalize the

Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid between 1.02 cents to 1.14 cents per $100 of DIF-assessable deposits in 2009, and between 1.04 to 1.06 cents during 2010.

Brokered Deposits.  The FDIC restricts the use of brokered deposits by certain depository institutions. Under the FDIC and applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the OTS and (iii) an “undercapitalized insured depository institution” may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The OTS may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Corporation had $48.1 million of outstanding brokered deposits at March 31, 2011. At March 31, 2011, the Bank is adequately capitalized under PCA guidelines although it is precluded from accepting, renewing or rolling over brokered deposits without prior approval of the OTS. Under OTS requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. At March 31, 2011, the Bank had not met the elevated capital levels. See Note 2 to the Consolidated Financial Statements included in Item 8.

Federal Home Loan Bank System.  The FHLB System consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board, or FHFB. The FHLBs provide a central credit facility for member savings associations. Collateral is required. The Bank is a member of the FHLB of Chicago. The maximum amount that the FHLB of Chicago will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Chicago, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings association may obtain is restricted in the event the institution fails to maintain its status as a QTL.

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

The Dodd-Frank Act expands the 23A and 23B affiliate transaction rules. Among other things, upon the statutory changes’ effective date, which will likely be mid- to late- 2012, the scope of the definition of “covered transaction” under 23A will expand, collateral requirements will increase and certain exemptions will be eliminated. At March 31, 2011, the Bank was in compliance with the above restrictions.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001, renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

The USA Patriot Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. We may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked

Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (i) created a public company accounting oversight board; (ii) strengthened auditor independence from corporate management; (iii) heightened the responsibility of public company directors and senior managers for the quality of the financial reporting and disclosure made by their companies; (iv) adopted a number of provisions to deter wrongdoing by corporate management; (v) imposed a number of new corporate disclosure requirements; (vi) adopted provisions which generally seek to limit and expose to public view possible conflicts of interest affecting securities analysts; and (vii) imposed a range of new criminal penalties for fraud and other wrongful acts, as well as extended the period during which certain types of lawsuits can be brought against a company or its insiders.

Overdraft Fees.  In November 2009, the Federal Reserve Board adopted amendments under its Regulation E that impose new restrictions on banks’ abilities to charge overdraft fees. The final rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Should the Bank be required to comply with Regulation E or if it becomes subject to a future regulation promulgated by the Office of the Comptroller of the Currency, as a result of changes relating to expected dissolution of the OTS in July 2011, the Bank may experience decreased revenues and additional compliance costs.

Interchange Fee.  The Dodd-Frank Act, through a provision known as the Durbin Amendment, requires the Federal Reserve Board to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. On December 16, 2010, the Federal Reserve Board proposed an interchange fee cap of twelve cents per transaction, although institutions like the Bank with less than 10 billion in assets would be exempt. Notwithstanding the exemption, it is widely expected that retailers may require smaller institutions to accept the same limitation as a condition of acceptance of their debit cards. Consequently if the interchange fee cap is implemented, we expect it could result in decreased revenues and increased compliance costs for the banking industry and the Bank.

Source of Strength Doctrine.  Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act requires this Federal Reserve policy to be made law. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Temporary Liquidity Guarantee Program.  In October 2008, the Secretary of the United States Department of the Treasury (“Treasury”) invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation did not have any unsecured debt, thus had to file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88 million as of March 31, 2011. As of March 31, 2011, the Bank had $60.0 million of bonds issued.

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

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

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

•	Permanent increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. Dodd-Frank permanently raised the limit to $250,000.

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

The Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”) was established pursuant to Section 121 of EESA and has the duty, among other things, to conduct, supervise, and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury under TARP and the CPP, including the shares of non-voting preferred shares purchased from the Corporation. Thus, the Corporation is now also subject to supervision, regulation and investigation by SIGTARP by virtue of its participation in the TARP CPP.

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

Federal Housing Finance Agency

In January 2011, the Federal Housing Finance Agency (FHFA) announced that it directed Fannie Mae and Freddie Mac to work on a joint initiative, in coordination with FHFA and HUD, to consider alternatives for future mortgage servicing structures and servicing compensation for their single-family mortgage loans. Alternatives that may be considered include a fee for service compensation structure for nonperforming loans, as well as the possibility of reducing or eliminating the minimum mortgage servicing fee for performing loans, or other structures. In its announcement, FHFA stated that any implementation of a new servicing compensation structure would not be expected to occur before summer 2012.

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

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially and adversely affected by any of these risks. The trading price of, and market for, shares of our common stock could decline due to any of these risks. This report, including the documents incorporated by reference herein, also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and in the documents incorporated by reference herein.

Risks Related to Our Industry

Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.

Beginning in the latter half of 2007 and continuing into 2011, negative developments in the capital markets resulted in uncertainty and instability in the financial markets, and an economic downturn. The housing market declined, resulting in decreasing home prices and increasing delinquencies and foreclosures. The credit performance of residential and commercial real estate, construction and land loans resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. The declines in the performance and value of mortgage assets encompassed all mortgage and real estate asset types, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital or to merge with larger and stronger institutions. Some financial institutions have failed. Continued, and potentially increased, volatility, instability and weakness could affect our ability to sell investment securities and other financial assets, which in turn could adversely affect our liquidity and financial position. This instability also could affect the prices at which we could make any such sales, which could adversely affect our earnings and financial condition.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition, results of operations and cash flows.

Risks Related to Our Business

We experienced a net loss in fiscal 2011 directly attributable to a substantial deterioration in our commercial real estate, land and construction loan portfolio and the resulting increase in our provision for credit losses.

We realized a net loss of $41.2 million in fiscal 2011. The net loss is primarily the result of a $51.2 million provision to our credit loss reserve. The credit loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The provision for credit losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the level of the provision for credit losses are attributable to the continued weak economic conditions and decline in real estate values in the markets served by the Corporation.

At March 31, 2011, our non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $306.3 million compared to $399.9 million at March 31, 2010. For the year ended March 31, 2011, net charge-offs as a percentage of average loans were 2.76% compared to 3.30% for the corresponding period in 2010.

Despite the improvement in the State of Wisconsin unemployment rate from 9.8% at March 31, 2010 to 8.1% at March 31, 2011, the economy remains fragile. The deterioration in our commercial real estate, construction and land loan portfolios has been caused primarily by the weakening economy and the slowdown in sales of the housing market. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into non-accrual status.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in its audit report for the fiscal year ending March 31, 2011 has expressed substantial doubt about our ability to continue as a going concern. Continued operations depend on our ability to meet our existing debt obligations and the financing or other capital required to do so may not be available or may not be available on reasonable terms. The Bank has low levels of capital, significant operating losses and significant deterioration in the quality of its assets. Further, we have become subject to enhanced regulatory scrutiny. The potential lack of sources of liquidity raises substantial doubt about our ability to continue as a going concern for the foreseeable future. Our Consolidated Financial Statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment.

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

We have reported material weaknesses in our internal control over financial reporting and if additional material weaknesses are discovered in the future, our stock price and investor confidence in us may be adversely affected.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. In connection with management’s assessments of our internal control over financial reporting over the prior two fiscal years and interim quarterly periods in the current fiscal year, we identified material weakness in our internal control over financial reporting.

As disclosed in Item 9A “Controls and Procedures,” we believe we have taken the steps necessary to remediate certain material weaknesses identified during these periods. The controls implemented to remediate these material weaknesses were determined to be operating effectively as of March 31, 2011.

We may, in the future, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. Material weaknesses in our internal control over financial reporting may cause investors to lose confidence in us, which could have an adverse effect on our business and stock price.

The Bank may be subject to a federal conservatorship or receivership if it cannot comply with the Cease and Desist Order, the Capital Restoration Plan, the Memorandum of Understanding, or if its condition continues to deteriorate.

In June 2009, the Bank voluntarily entered into a Cease and Desist Order with the OTS which required, among other things, capital requirements in excess of the generally applicable minimum requirements. The Bank was also required to create and implement a Capital Restoration Plan. The condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources. Therefore, should the Bank fail to comply with the Cease and Desist Order or the Memorandum of Understanding, fail to fulfill the terms of its Capital Restoration Plan, fail to comply with capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership by the OTS, with the FDIC appointed as conservator or receiver. If these events occur, the Corporation probably would suffer a complete loss of the value of its ownership interest in the Bank, and the Corporation subsequently may be exposed to significant claims by the FDIC and the OTS.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Retail deposits and core deposits are our primary source of liquidity. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to Federal Reserve Bank of Chicago’s discount window, but as of March 31, 2011 we had no borrowings outstanding from this source. In addition, as of March 31, 2011, the Corporation had outstanding borrowings from the FHLB of $478.5 million, out of our maximum borrowing capacity from the FHLB at this time, based on collateral currently pledged, of $769.5 million.

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

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. The Dodd-Frank Provision, which became effective on December 31, 2010, provides unlimited FDIC insurance coverage for all noninterest-bearing transaction accounts, as well as IOLTA accounts. This full deposit insurance coverage is in effect until December 31, 2012. We have elected to participate in the program. If this program is not extended beyond December 31, 2012, we may experience a decrease in deposits. Decreases in deposits may adversely affect our funding costs, net income, and liquidity.

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

Weakening conditions in the real estate sector have adversely affected, and may continue to adversely affect, our loan portfolio. Non-performing assets decreased by $58.4 million to $397.0 million, or 11.7% of total assets, at March 31, 2011 from $455.4 million, or 10.3% of total assets, at March 31, 2010. If loans that are currently non-performing further deteriorate, we may need to increase our allowance to cover additional charge-offs. If loans that are currently performing become non-performing, we may need to continue to increase our allowance for loan losses if additional losses are anticipated which would have an adverse impact on our financial condition and results of operations. The increased time and expense associated with the work out of non-performing assets and potential non-performing assets also could adversely affect our operations.

Future sales or other dilution of the Corporation’s equity may adversely affect the market price of the Corporation’s common stock.

In connection with our participation in TARP CPP the Corporation has, or under other circumstances, may, issue additional common stock or preferred securities, including securities convertible or exchangeable for, or that represent the right to receive, common stock. Further, pursuant to the Cease and Desist order with the OTS, the Bank must meet certain capital ratios which may require the issuance of additional equity capital, which would significantly dilute the current shareholders. The market price of the Corporation’s common stock could decline as a result of sales of a large number of shares of common stock, preferred stock or similar securities in the market. The issuance of additional capital stock would dilute the ownership interest of the Corporation’s existing shareholders.

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

The Cease and Desist Orders required that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to or greater than eight percent and a total risk-based capital ratio equal to or greater than twelve percent. At March 31, 2011, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank, based upon presently available unaudited financial information, had core capital and total risk-based capital ratios of 4.26 percent and 8.04 percent, respectively, each below the required capital ratios set in the Cease and Desist Orders. Without a waiver by the OTS or an amendment or modification of the Orders, the Bank could be subject to further regulatory action.

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

Although the Bank is considered “adequately capitalized” under PCA guidelines for regulatory purposes, we will incur increased premiums for deposit insurance and will trigger acceleration of certain of our brokered deposits if we fall below the “adequately capitalized” threshold.

In April 2011, the FDIC issued new base assessment rates dependent upon the risk category assigned to an institution. These rates range between twelve and 45 basis points. The revised assessment criteria is a risk-based determination, rather than solely based on capital levels. Higher insurance premiums may be assessed to institutions that fall in the higher risk categories, which would impact earnings.

Future Federal Deposit Insurance Corporation assessments will hurt our earnings.

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

Our level of non-performing loans decreased significantly in the fiscal year ended March 31, 2011, relative to the preceding year. Our provision for credit losses decreased by $110.7 million to $51.2 million for the fiscal year ended March 31, 2011 from $161.9 million for the fiscal year ended March 31, 2010. Our allowance for loan losses decreased by $29.5 million to $150.1 million, or 5.6% of total loans, at March 31, 2011 from $179.6 million, or 5.2% of total loans at March 31, 2010. Our allowance for loan and foreclosure losses was 42.9% at March 31, 2011,

43.1% at March 31, 2010 and 52.1% at March 31, 2009, respectively, of non-performing assets. There can be no assurance that any future declines in real estate market conditions and values, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan and lease losses, which would adversely affect our results of operations.

If our investment in the common stock of the Federal Home Loan Bank of Chicago is other than temporarily impaired, our financial condition and results of operations could be materially impaired.

The Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”). The common stock is held to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBC’s advance program. The aggregate cost and fair value of our FHLBC common stock as of March 31, 2011 was $54.8 million, based on its par value. There is no market for the FHLBC common stock and while redemptions may be requested they are at the discretion of the FHLBC.

The Bank evaluates the FHLBC stock for impairment on a regular basis. The determination of whether FHLB stock is impaired depends on a number of factors and is based on an assessment of the ultimate recoverability of cost rather than changes in the book value of the shares. If our investment in the common stock of the Federal Home Loan Bank of Chicago were to become other than temporarily impaired, our financial condition and results of operations could be materially affected.

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

Further, dividend payments on our Series B Preferred Stock are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series B Preferred Stock shall be entitled to receive for each share of Series B Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. Upon deferring six quarterly dividend payments, whether or not consecutive, the Treasury obtained the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We have deferred eight dividend payments on the Series B Preferred Stock held by the Treasury as of March 31, 2011. As of the date of this filing, we are working with Treasury on the selection and appointment of two directors. Treasury currently has an observer present at quarterly board meetings.

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

Our common stock is listed on the NASDAQ Global Select Market. As a NASDAQ listed company, we are required to comply with the continued listing requirements of the NASDAQ Market Place Rules to maintain our listing status which includes maintaining a minimum closing bid price of at least $1.00 per share for our common stock. We were notified by NASDAQ on May 13, 2011 of our non-compliance with listing standards because the bid price of our common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. We will regain compliance if our common stock trades above $1.00 per share for ten consecutive business days during the 180 days following May 13, 2011. If we are unable to regain compliance, our common stock will be delisted by NASDAQ. Delisting could reduce the ability of investors to purchase or sell our common stock as quickly and as inexpensively as they have done historically.

Continued deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

The commercial real estate market continues to experience a variety of difficulties. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer’s borrowing power and the value of the collateral securing the loan, we have experienced increasing levels of charge-offs and provisions for credit losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our borrowers’ loan-to-value ratios to increase, could result in additional charge-offs and provisions for credit losses. This could have a material negative effect on our business and results of operations.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. We are unable to predict changes in market interest rates which are affected by many factors beyond our control including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Based on our net interest income simulation model, if market interest rates were to increase immediately by 100 or 200 basis points (a parallel and immediate shift of the yield curve) net interest income would be expected to increase by 5.01% and 8.83%, respectively, from what it would be if rates were to remain at March 31, 2011 levels. The actual amount of any increase or decrease may be higher or lower than that predicted by our simulation model. The amounts and assumptions used in the simulation model should not be viewed as indicative of expected actual results. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies. Net interest income is not only affected by the level and direction of interest rates, but also by the shape of the yield curve, credit spreads, relationships between interest sensitive instruments and key driver rates, balance sheet growth, client loan and deposit preferences and the timing of changes in these variables.

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

The Corporation is exposed to risk of environmental liabilities with respect to properties to which it takes title.

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

Our Shareholder Rights Plan limits our likelihood of being acquired in a manner not approved by our Board.

On November 5, 2010 we entered into a shareholder rights plan designed to reduce the likelihood that we will experience an “ownership change” under U.S. federal income tax laws. The existence of the rights plan may make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control that is not approved by our Board, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Risks Related to Our Credit Agreement

We are party to a credit agreement that requires us to observe certain covenants that limit our flexibility in operating our business.

We are party to a credit agreement, dated as of June 9, 2008, by and among the Corporation, the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders, as amended (the “Credit Agreement”). The most recent amendment, Amendment No. 7 to the Amended and Restated Credit Agreement is dated May 25, 2011, though it was executed May 31, 2011. The Credit Agreement requires us to comply with affirmative and negative covenants customary for restricted indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the Corporation’s assets.

The Credit Agreement provides that the Bank must attain and maintain certain capital ratios and requires us to retain a financial consultant, as well as other customary representations, warranties, conditions and events of default for agreements of such type. The Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Further, the Agent or the lenders have agreed to forbear from exercising their rights and remedies until the earlier of (i) the occurrence of an event of default, as that term is defined in the Amendment, other than failure to make principal payments, or (ii) November 30, 2011.

If the lenders under the secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to make the payments when due.

Accordingly, this creates significant uncertainty related to the Corporation’s operations.

We must pay in full the outstanding balance under the Credit Agreement by the earlier of November 30, 2011 or the receipt of net proceeds of a financing transaction from the sale of equity securities.

As of March 31, 2011, the total revolving loan commitment under the Credit Agreement was $116.3 million and aggregate borrowings under the Credit Agreement were $116.3 million. We must pay in full the outstanding balance under the Credit Agreement by the earlier of November 30, 2011 or the receipt of net proceeds of a financing transaction from the sale of equity securities of not less than $116.3 million. If the net proceeds are received from the U.S. Department of the Treasury and the terms of such investment prohibit the use of the investment proceeds to repay senior debt, then no payment is required from the Treasury investment. As of the date of this filing, we do not have sufficient cash on hand to reduce our outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce our outstanding borrowings to zero by November 30, 2011, which may limit our ability to fund ongoing operations.

Unless the maturity date is extended, our outstanding borrowings under our Credit Agreement are due on November 30, 2011. The Credit Agreement does not include a commitment to refinance the remaining outstanding balance of the loans when they mature and there is no guarantee that our lenders will renew their loans at that time. Refusal to provide us with renewals or refinancing opportunities would cause our indebtedness to become immediately due and payable upon the contractual maturity of such indebtedness, which could result in our insolvency if we are unable to repay the debt.

If the Agent or the lenders decided not to refinance the remaining outstanding balance of the loans then at the earlier of (i) the occurrence of an event of default under the Amendment (other than a failure to make principal payments), or (ii) November 30 2011, the agent, on behalf of the lenders may, among other remedies, seize the outstanding shares of the Bank’s capital stock held by the Corporation or other securities or assets of the Corporation’s subsidiaries which have been pledged as collateral for borrowings under the Credit Agreement. If the Agent were to take one or more of these actions, it could have a material adverse affect on our reputation, operations and ability to continue as a going concern, and the common shareholders could lose all of their investment.

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

Risks Related to Recent Market, Legislative and Regulatory Events

We are highly dependent upon programs administered by Fannie Mae, Freddie Mac and Ginnie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations or cash flows.

Our ability to generate revenues through mortgage loan sales to institutional investors in the form of mortgage-backed securities depends to a significant degree on programs administered by Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These entities play a powerful role in the residential mortgage industry, and we have significant business relationships with them. Our status as a Fannie Mae and Freddie Mac approved seller/servicer is subject to compliance with each entity’s respective selling and servicing guides.

During 2011, 95% of our mortgage loan sales were sold to, or were sold pursuant to programs sponsored by, Fannie Mae or Freddie Mac. We also derive other material financial benefits from our relationships with Fannie Mae and Freddie Mac, including the assumption of credit risk by these entities on loans included in mortgage-backed securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. Any discontinuation of, or significant reduction or material change in, the operation of these entities or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of these entities would likely prevent us from originating and selling most, if not all, of our mortgage loan originations.

In addition, we service loans on behalf of Fannie Mae and Freddie Mac, as well as loans that have been securitized pursuant to securitization programs sponsored by Fannie Mae and Freddie Mac in connection with the issuance of agency guaranteed mortgage-backed securities and a majority of our mortgage servicing rights relate to these servicing activities. These entities establish the base service fee in which to compensate us for servicing loans. In January 2011, the Federal Housing Finance Agency directed Fannie Mae and Freddie Mac to develop a joint initiative to consider alternatives for future mortgage servicing structures and compensation. Under this proposal, the GSEs are considering potential structures in which the minimum service fee would be reduced or eliminated altogether. The GSEs are also considering different pricing options for non-performing loans to better align servicer incentives with MBS investors and provide the loan guarantor the ability to transfer non-performing servicing.

These proposals, if adopted, could cause significant changes that impact the entire mortgage industry. The lower capital requirements could increase competition by lowering barriers to entry on mortgage originations and could increase the concentration of performing loans with larger servicers that have a cost-advantage through economies of scale that would no longer be limited by capital constraints.

In February 2011, the Obama administration issued a report to Congress, outlining various options for long-term reform of Fannie Mae and Freddie Mac. These options involve reducing the role of Fannie Mae and Freddie Mac in the mortgage market and to ultimately wind down both institutions such that the private sector provides the majority of mortgage credit. The report states that any potential reform efforts will make credit less easily available and that any such changes should occur at a measured pace that supports the nation’s economic recovery. Any of these options are likely to result in higher mortgage rates in the future, which could have a negative impact on our Mortgage production business. Additionally, it is unclear what impact these changes will have on the secondary mortgage markets, mortgage-backed securities pricing, and competition in the industry.

The potential changes to the government-sponsored mortgage programs, and related servicing compensation structures, could require us to fundamentally change our business model in order to effectively compete in the market. Our inability to make the necessary changes to respond to these changing market conditions or loss of our approved seller/servicer status with any of these entities, would have a material adverse effect on our overall business and our consolidated financial position, results of operations and cash flows.

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

ARRA imposed further limitations on compensation during the TARP assistance period including:

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

The impact of the Dodd-Frank Act is still uncertain, but it may increase our costs of doing business and could result in restrictions on certain products and services we offer.

Regulation of the financial services industry is undergoing major changes. The Dodd-Frank Act significantly revises and expands the rulemaking, supervisory and enforcement authority of federal bank regulators. Although the statute will have a greater impact on larger institutions than regional bank holding companies such as the Bank, many of its provisions will apply to us. Among other things, the Dodd-Frank Act:

•	will, effective as of July 21, 2011 unless postponed, dissolve the Office of Thrift Supervision, transferring regulation of the Bank to the Office of the Comptroller of Currency and of the Corporation to the Federal Reserve;

•	is changing the capital requirements for bank holding companies and would require less favorable capital treatment for future issuances of trust preferred (although our existing trust preferred are grandfathered and therefore not subject to the new rules);

•	raises prudential standards by requiring, for instance, annual internal stress testing and establishment of independent risk committees for banks with $10 billion or more in assets;

•	grants the FDIC back-up supervisory authority with respect to depository institution holding companies that engage in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund, and heightens the Federal Reserve’s authority to examine, prescribe regulations and take action with respect to all subsidiaries of a bank holding company;

•	prohibits insured state-chartered banks from engaging in derivatives transactions unless the chartering state’s lending limit laws take into consideration credit exposure to derivative transactions;

•	specifies that a bank holding company may acquire control of an out-of-state bank only if it is well-capitalized and well-managed, and does not allow interstate merger transactions unless the resulting bank would be well-capitalized and well-managed after the transaction;

•	changes how the FDIC calculates deposit insurance assessments and effectively requires increases in deposit insurance fees that will be borne primarily by institutions with assets of greater than $10 billion;

•	subjects both large and small financial institutions to data and information gathering by a newly created Office of Financial Research;

•	requires retention of 5% of the credit risk in assets transferred, sold or conveyed through issuances of asset-backed securities, with the risk-retention obligation spread between securitizers and originators;

•	creates a new Consumer Bureau given rulemaking, examination and enforcement authority over consumer protection matters, imposes limits on debit card interchange fees that may be charged by card issuers with $10 billion or more in assets and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrowers’ ability to repay and prepayment penalties; and

•	mandates and allows certain changes regarding corporate governance and executive compensation such as shareholder proxy access for publicly traded banks’ director nominations, clawback of incentive-based compensation from executive officers and increased disclosure on compensation arrangements.

Some of these changes are effective immediately, though most will be phased in gradually. In addition, the statute in many instances calls for future rulemaking to implement its provisions, so the precise contours of the law and its effects on us cannot yet be fully understood. The provisions of the Dodd-Frank Act and the subsequent exercise by regulators of their revised and expanded powers thereunder could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk. Legislators and regulators are also considering a wide range of proposals beyond the Dodd-Frank Act that, if enacted, could result in major changes to the way banking operations are regulated.

We may be subject to more stringent capital requirements.

As discussed above, the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies. In addition, the “Basel III” standards recently announced by the Basel Committee on Banking Supervision (the “Basel Committee”), if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. The standards would, among other things, impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital; increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%; increase the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer; increase the minimum total capital ratio to 10.5% inclusive of the capital buffer; and introduce a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

The new Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by U.S. regulators generally or how they will be applied to financial institutions of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to restrict growth or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties

At March 31, 2011, the Bank conducted its business from its headquarters and main office at 25 West Main Street, Madison, Wisconsin and 55 other full-service offices and one loan origination office. The Bank owns 36 of its full-service offices, leases the land on which four such offices are located, and leases the remaining 17 full-service offices. The Bank also owns a building at its headquarters which hosts its support center as well as four land sites for future development. In addition, the Bank leases its one loan-origination facility. The leases expire between 2011 and 2030. The aggregate net book value at March 31, 2011 of the properties owned or leased, including headquarters, properties and leasehold improvements, was $21.0 million. See Note 9 to the Corporation’s

Consolidated Financial Statements included in Item 8, for information regarding premises and equipment. We believe that our current facilities are adequate to meet our present needs.

Item 3.	Legal Proceedings

The Corporation is involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management of the Corporation to be immaterial to the financial condition and results of operations of the Corporation.

Item 4.	Reserved

This item is not in use.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Corporation’s Common Stock is traded on the Nasdaq Global Select Market under the symbol “ABCW”. At June 3, 2011, there were approximately 2,500 stockholders of record. That number does not include stockholders holding their stock in street name or nominee’s name.

Quarterly Stock Price and Dividend Information

The table below shows the reported high and low sale prices of Common Stock and cash dividends paid per share of Common Stock during the periods indicated in fiscal 2011 and 2010.

			Cash
Quarter Ended	High	Low	Dividend

March 31, 2011	$1.900	$0.950	$—
December 31, 2010	1.500	0.520	—
September 30, 2010	0.750	0.450	—
June 30, 2010	1.550	0.400	—

March 31, 2010	$1.400	$0.640	$—
December 31, 2009	1.350	0.370	—
September 30, 2009	1.650	1.020	—
June 30, 2009	2.420	0.850	—

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

Repurchases of Common Stock

As of March 31, 2011, the Corporation does not have a stock repurchase plan in place.

Performance Graph

The following graph compares the yearly cumulative total return on the Common Stock over a five-year measurement period since March 31, 2006 with (i) the yearly cumulative total return on the stocks included in the Nasdaq Stock Market Index (for United States companies) and (ii) the yearly cumulative total return on the stocks included in the Morningstar, Inc. index (formally known as the Hemscott Group) Index. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.

Item 6.	Selected Financial Data

The following information at and for the years ended March 31, 2011, 2010, 2009, 2008 and 2007 has been derived from the Corporation’s historical audited consolidated financial statements for those years.

	At or For Year Ended March 31,
		2010	2009	2008(4)	2007
	2011	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share data)

Operations Data:
Interest income	$166,463	$217,082	$260,262	$296,675	$280,692
Interest expense	81,383	132,123	135,472	167,670	152,646
Net interest income	85,080	84,959	124,790	129,005	128,046
Provision for credit losses	51,198	161,926	205,719	22,551	11,255
Real estate investment partnership revenue	—	—	2,130	8,399	18,977
Other non-interest income	55,863	56,753	43,817	42,747	35,538
Real estate investment partnership cost of sales	—	—	1,736	8,489	17,607
Other non-interest expense	130,759	158,200	224,195	98,731	90,382
Income (loss) before income taxes	(41,014)	(178,414)	(260,913)	50,380	63,317
Income taxes	164	(1,500)	(30,098)	19,650	24,586
Net income (loss)	(41,178)	(176,914)	(230,815)	30,730	38,731
Income attributable to non-controlling interest
in real estate partnerships	—	—	(148)	(402)	(241)
Preferred stock dividends in arrears	(5,934)	(5,648)	(925)	—	—
Preferred stock discount accretion	(7,412)	(7,411)	(1,247)	—	—
Net income (loss) available to common equity of Anchor BanCorp	(54,524)	(189,973)	(232,839)	31,132	38,972
Earnings (loss) per common share:
Basic	(2.57)	(8.97)	(11.05)	1.48	1.82
Diluted	(2.57)	(8.97)	(11.05)	1.48	1.80
Balance Sheet Data:
Total assets	$3,394,825	$4,416,265	$5,272,110	$5,149,557	$4,539,685
Investment securities available for sale	523,289	416,203	484,985	356,406	321,516
Investment securities held to maturity	27	39	50	59	68
Loans receivable held for investment, net	2,520,367	3,229,580	3,896,439	4,202,833	3,874,049
Deposits and accrued interest	2,707,160	3,552,762	3,923,827	3,539,994	3,248,246
Other borrowed funds	654,779	789,729	1,077,467	1,206,761	900,477
Stockholders’ equity (deficit)	(13,171)	42,214	217,770	350,363	341,935
Common shares outstanding	21,677,594	21,685,925	21,569,785	21,348,170	21,669,094
Other Financial Data:
Book value per common share at end of period	$(5.68)	$(3.13)	$5.00	$16.41	$15.78
Dividends paid per share	—	—	0.29	0.71	0.67
Dividend payout ratio	—%	—%	(2.62)%	47.97%	36.81%
Yield on earning assets	4.59	4.74	5.63	6.25	6.71
Cost of funds	2.15	2.82	2.94	3.65	3.80
Interest rate spread	2.44	1.92	2.69	2.60	2.91
Net interest margin(1)	2.35	1.86	2.70	2.72	3.06
Return on average assets(2)	(1.07)	(3.66)	(4.65)	0.63	0.89
Return on average equity(3)	(168.38)	(146.56)	(75.67)	9.03	11.51
Average equity to average assets	0.65	2.50	6.15	6.93	7.71

(1)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(2)	Return on average assets represents net income (loss) including income attributable to non-controlling interests as a percentage of average total assets.

(3)	Return on average equity represents net income (loss) including income attributable to non-controlling interests as a percentage of average total stockholders’ equity.

(4)	During the fourth quarter of the year ended March 31, 2008, the Corporation acquired S&C Bank, which consisted of total assets of $381.1 million, total deposits of $305.5 million and total loans of $280.8 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fair Value Measurements

Management must use estimates, assumptions, and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. This includes the initial measurement at fair value of the assets acquired and liabilities assumed in acquisitions qualifying as business combinations and foreclosed properties and repossessed assets under GAAP. The valuation of both financial and nonfinancial assets and liabilities in these transactions requires numerous assumptions and estimates and the use of third-party sources including appraisers and valuation specialists.

Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Assets and liabilities measured at fair value on a recurring basis include available for sale securities. Assets and liabilities measured at fair value on a non-recurring basis may include loans held for sale, mortgage servicing rights, certain impaired loans and foreclosed assets. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or are provided by other independent third-party sources, when available. When such third-party information is not available, fair value is estimated primarily by using cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could materially impact future financial condition and results of operations.

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the original rate and the amortized cost basis is the credit loss. The credit loss is the amount of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The amount of total impairment related to all other factors is included in accumulated other comprehensive income (loss).

Allowances for Loan Losses

The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains allowances for loan and lease losses and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the allowances is determined based on periodic evaluations of the loan and lease portfolios and other relevant factors. The allowance is comprised of both a specific component and a general component. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. At least monthly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

In determining the general allowance management has segregated the loan portfolio by purpose and collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each class of loan, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred since 2008, management reviewed each class’ historical losses by quarter for any trends that would indicate a shorter look back period would be more representative.

Management adjusts the historical loss factors for the impact of the following qualitative factors: changes in lending policies, procedures and practices, economic and industry trends and conditions, experience, ability and depth of lending management, level of and trends in past dues and delinquent loans, changes in the quality of the loan review system, changes in the value of the underlying collateral for collateral dependent loans, changes in credit concentrations and portfolio size and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor in a directionally consistent manner with changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor both up and down, to a factor we believe is appropriate for the probable and inherent risk of loss in its portfolio.

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

The Corporation regularly obtains updated appraisals for real estate collateral dependent loans for which it calculates impairment based on the fair value of collateral. Loans having an unpaid principal balance of $500,000 or less in a homogenous pool of assets do not require an impairment analysis and, therefore, updated appraisals are not obtained until the foreclosure or sheriff sale occurs. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. The fair value of impaired loans for which current and acceptable appraisals are not available is approximately $60.7 million based on the Corporation’s best estimate of fair value, discounted at various rates depending on the collateral type. The Corporation discounts these appraisals an additional 10% and 20% for all non-land loans and unimproved land loans, respectively.

Collateral dependent loans are considered to be non-performing at such time that they become ninety days past due or a probable loss is expected. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the fair value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral. These discounts are 25% on commercial real estate and 35% on unimproved land if the appraisal is over one year old. These discount percentages are based on actual experience over the past twelve month period. If the appraisal is within one year, the Corporation applies a discount of 15%. The Corporation believes these discounts reflect market factors, the locations in which the collateral is located and the estimated cost to dispose.

Management considers the allowance for loan losses at March 31, 2011 to be at an acceptable level. Although they believe that they have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although they use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

Foreclosure

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets, upon initial recognition, is recorded at fair value, less estimated selling expenses. It is the Bank’s policy that each parcel of real estate owned is appraised within six months of the time of acquisition of such property and periodically thereafter. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Any increases in fair value over the net carrying value of the loans are recorded as recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets. The value may be adjusted based on a new appraisal or as a result of an adjustment to the sale price of the property.

Mortgage Servicing Rights

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. Mortgage servicing rights are initially recorded at fair value. They are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights on a loan-by-loan basis exceed their fair value. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

Income Taxes

The Corporation’s provision for federal income taxes includes a deferred tax liability or deferred tax asset computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. The Corporation regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Corporation’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

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

The timing and amount of revenue that is recognized in any period is dependent on estimates, judgments and assumptions. Changes in these factors can have a significant impact on revenue recognized in any period.

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Segment Review

The Corporation’s primary reportable segment is community banking. Community banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments and consumers and the support to deliver, fund and manage such banking services. The Corporation previously identified a real estate investment operating segment which invested in real estate developments. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable. See Note 20 to the Consolidated Financial Statements included in Item 8.

EXECUTIVE OVERVIEW

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Order required, that, no later than December 31, 2009, the

Bank meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent.

The Cease and Desist Order also required that the Bank submit a Capital Restoration Plan along with a revised business plan to the OTS. The Bank complied with that directive on July 23, 2010 with the submission of its Revised Capital Restoration Plan (the “Plan”). On August 31, 2010, the OTS approved the Plan submitted by the Bank, although the approval included a Prompt and Corrective Action Directive (PCA).

At March 31, 2011, the Bank and the Corporation had complied with all aspects of the Cease and Desist and the Prompt and Corrective Action Directive, except the Bank had a core capital ratio and risk-based capital ratio of 4.26 percent and 8.04 percent, respectively, each below the required capital ratios set forth above.

The Plan includes two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source, and one which reflects the ongoing efforts of management to stabilize the Corporation in the absence of an external capital infusion. Management has defined a strategy of improving the financial performance of, and efficiency of, the Bank to increase the likelihood that it will be able to attract outside capital.

The total risk-based capital level for the Bank improved from 7.32 percent at March 31, 2010 to 8.04 percent at March 31, 2011. Under the OTS capital definition, the Bank is considered to be adequately capitalized as of March 31, 2011. The improvement in capital was achieved through a number of initiatives including reducing the size of the balance sheet, enhancing asset/liability management, improving asset quality, and creating a more efficient operating platform.

Results of specific initiatives taken during fiscal 2011 include:

•	Sale of Branches — On June 25, 2010, the Bank sold 11 branches located in Northwestern Wisconsin to Royal Credit Union, In July of 2010, the Bank completed the sale of four branches located in Green Bay, Wisconsin to Nicolet National Bank. These sales, along with the closing of 3 branches in 2009, have reduced the number of branches to 56 from its peak of 74.

•	Smaller Balance Sheet — As detailed below in the Financial Highlights, total assets decreased just over $1 billion, or 23.1 percent, from $4.42 billion at March 31, 2010, to $3.39 billion at March 31, 2011. This decline was largely due to a $721 million reduction in loans receivable for the year. The decline in loans receivable was driven by scheduled pay-offs, amortizations and transfers to foreclosed properties as part of a proactive workout and collection effort. The Bank has also significantly curtailed its new loan origination activity. The decline was also the result of the aforementioned branch sales and the sale of a portion of the education loan portfolio.

•	Net Interest Income — The net interest income before provision for credit losses remained flat despite the significant reduction in the size of the balance sheet. Net interest income was $85.1 million in 2011, $121,000 more than 2010. While the yield on earning assets dropped by 15 basis points from 4.74 percent for fiscal 2010 to 4.59 percent for fiscal 2011, the cost of funds declined by 67 basis points, from 2.82 percent to 2.15 percent, in that same period. The net interest margin was 2.35 percent for the year ended March 31, 2011, compared to 1.86 percent for the year ended March 31, 2010, a 49 basis point improvement over the prior year. The Corporation also deployed excess liquidity into the investment portfolio to generate additional income.

•	Provision for Credit Losses — The largest driver of the improvement in net income (loss) was the reduction in the provision for credit losses. The provision for credit losses declined from $161.9 million in 2010 to $51.2 million in 2011, a 68 percent decline. This positive trend in the provision for credit losses was primarily due to a reduction in the volume of non-performing loans in the portfolio. However, this positive trend has been somewhat offset by an increase in the volume of foreclosed properties on the consolidated balance sheet. Total foreclosed properties and repossessed assets were $55.4 million at March 31, 2010 and $90.7 million at March 31, 2011. This increased level of foreclosed properties has a direct negative impact on the expenses related to foreclosed properties and repossessed assets due to the high cost of carrying these assets.

•	Non-interest income — Non-interest income remained relatively flat at $55.9 million in 2011, decreased $890,000 for the year ended March 31, 2011, compared to the prior year. This decline was due to reductions in service charges on deposits of $3.1 million, net gain (loss) on sale of investment securities of $2.4 million, other revenue from real estate partnership operations of $1.6 million and loan servicing income of $1.0 million in fiscal 2011 compared to fiscal 2010. These reductions were largely offset by a $7.4 million gain on the sale of 15 branches during fiscal 2011. The decline in service charges from $15.4 million in 2010 to $12.3 million in 2011 was primarily due to the branch sales.

•	Expense Reduction — The Bank has focused on reducing expenses throughout the year. In the second quarter, the Bank conducted a Strategic Business Review with the goal of reducing expenses commensurate with the reduction in the size of the Bank. The focus of the Strategic Business Review was on reducing personnel costs and operating cost. Non-interest expenses, which remain elevated due to the high cost of the troubled loan portfolio, declined from $158.2 million in fiscal 2010 to $130.8 million in fiscal 2011, or a reduction of $27.4 million for the year, due largely to decreases of $11.0 million in compensation expense and $7.2 million in FDIC insurance premiums.

The Corporation recorded a net loss of $41.2 million for the year ended March 31, 2011, down from $176.9 million for the year ended March 31, 2010, a $135.7 million improvement. Again, this was primarily due to a $110.7 million year-over-year improvement in the provision for credit losses, and a $27.4 million improvement in operating expenses.

Credit Highlights

The Corporation has seen some improvement in early stage and overall delinquencies in the fourth quarter. This, coupled with the Bank’s ongoing efforts to aggressively work out of troubled credits, has led to a decline in the level of non-performing loans. At March 31, 2011, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $306.3 million, $93.6 million below the $399.9 million balance at March 31, 2010. However, the Bank also experienced an increase in the balance of foreclosed properties on the Consolidated Balance Sheet. At March 31, 2011, foreclosed properties and repossessed assets were $90.7 million, compared to $55.4 million at March 31, 2010, a 63.6% increase. As a result, the decline in the levels of non-performing assets was more moderate than the decline in non-performing loans. An elevated level of non-performing assets has had and will continue to have a negative impact on net interest income and expenses related to managing the troubled loan portfolio.

The allowance for loan losses declined to $150.1 million at March 31, 2011 from $179.6 million at March 31, 2010, a 16.4% decrease. Net charge-offs during the year ended March 31, 2011 were $79.8 million compared to $119.4 million for the same period in 2010. The provision for credit losses was $51.2 million for the year ended March 31, 2011, compared to $161.9 million for the year ended March 31, 2010. While the balance in the allowance for loan losses declined during fiscal 2011, the allowance compared to total loans and to total non-performing loans increased slightly since March 31, 2010.

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

Financial Highlights

Highlights through March 31, 2011 include:

•	Diluted loss per common share decreased to $(1.02) for the quarter ended March 31, 2011 compared to $(1.40) per share for the quarter ended March 31, 2010, primarily due to a $10.0 million decrease in the provision for credit losses;

•	Book value per common share was $(5.68) at March 31, 2011 compared to $(3.13) at March 31, 2010;

•	Total assets decreased $1.02 billion, or 23.1%, since March 31, 2010;

•	Loans receivable including loans held-for-sale decreased $721.2 million, or 22.2%, since March 31, 2010 primarily due to scheduled pay-offs and amortization, the sale of branches which resulted in a decrease of $86.6 million, the transfer of $88.2 million to foreclosed properties as well as the sale of $24 million in student loans;

•	Delinquencies (loans past due 30 days or more) decreased $9.4 million or 2.9%, to $315.0 million at March 31, 2011 from $324.4 million at March 31, 2010;

•	Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $93.6 million, or 23.4% to $306.3 million at March 31, 2011 from $399.9 million at March 31, 2010;

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and foreclosed properties and repossessed assets) decreased $58.4 million, or 12.8%, to $397.0 million at March 31, 2011 from $455.4 million at March 31, 2010;

•	Foreclosed properties and repossessed assets increased $35.3 million, or 63.6%, to $90.7 million at March 31, 2011 from $55.4 million at March 31, 2010;

•	Deposits and related accrued interest payable decreased $845.6 million, or 23.8%, since March 31, 2010 as the result of planned reduction in high rate specially priced certificates of deposit held by single service customers;

•	The net interest margin increased to 2.63% for the quarter ended March 31, 2011 compared to 1.77% for the quarter ended March 31, 2010 due to run off and repricing of higher rate certificates of deposit; and

•	Provision for credit losses decreased $110.7 million, or 68.4%, to $51.2 million for the year ended March 31, 2011 from $161.9 million for the year ended March 31, 2010 due to the Corporation’s significant enhancements to risk management practices.

Results of Operations

The following annual and quarterly results reflect the effects of the restatements as discussed in the Explanatory Note on pages (ii) and (iii) of this Form 10-K. Annual results should be read in conjunction with the Consolidated Financial Statements. Quarterly results should be read in conjunction with the financial statements presented in Note 23 to the Consolidated Financial Statements included in Item 8.

Comparison of Years Ended March 31, 2011 and 2010

General.  Results of operations improved $135.7 million to a net loss of $41.2 million in fiscal 2011 from a net loss of $176.9 million in fiscal 2010. The primary components of this improvement in results for fiscal 2011, as compared to fiscal 2010, were a $110.7 million decrease in the provision for credit losses, a decrease in non-interest expense of $27.4 million and an increase in net interest income of $121,000. These increases to net income were partially offset by a decrease in income tax benefit of $1.7 million and a decrease in non-interest income of $890,000. An allowance of $16.7 million was placed on the deferred tax asset during the year ended March 31, 2011. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. The returns on average assets and average stockholders’ equity for fiscal 2011 were (1.07)% and (168.38)%, respectively, as compared to (3.66)% and (146.56)%, respectively, for fiscal 2010.

Net Interest Income.  Net interest income increased by $121,000 during fiscal 2011 due to the decline in yield on interest earning assets which was offset by the decreased cost of interest bearing liabilities. The primary factor that contributed to the modest increase in net interest income was the fact that loans held for investment decreased $709.2 million since March 31, 2010. The average balances of interest-earning assets decreased to $3.63 billion and the average balance of interest-bearing liabilities decreased to $3.78 billion in fiscal 2011, from $4.58 billion and $4.68 billion, respectively, in fiscal 2010. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 0.96 in fiscal 2011 from 0.98 in fiscal 2010. The average yield on interest-earning assets (4.59% in fiscal 2011 versus 4.74% in fiscal 2010) decreased, as did the average cost on interest-bearing liabilities (2.15% in fiscal 2011 versus 2.82% in fiscal 2010). The net interest margin increased to 2.35% in fiscal 2011 from 1.86% in fiscal 2010 and the interest rate spread increased to 2.44% from 1.92% in fiscal 2011 and 2010, respectively. The increase in interest rate spread was reflective of a decrease in the cost of funds, which was slightly offset by a smaller decrease in the yields on loans as interest rates decreased. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below.

Provision for Credit Losses.  The provision for credit losses decreased $110.7 million from $161.9 million in fiscal 2010 to $51.2 million in fiscal 2011. The decrease in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) a proactive method of identification of criticized assets and (ii) continued analysis of the commercial real estate, construction and land portfolios. These decreases resulted in the Corporation’s allowance for loan losses decreasing $29.5 million from $179.6 million at March 31, 2010 to $150.1 million at March 31, 2011. The allowance for loan losses represented 5.60% of total loans at March 31, 2011, compared to 5.22% of total loans at March 31, 2010. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

Future provisions for credit losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may change. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years.

Non-interest Income.  Non-interest income of $55.9 million for fiscal 2011 was comparable to $56.8 million for fiscal 2010. Service charges on deposits decreased $3.1 million for fiscal 2011 as the result of the sale of 15 branches and new legislation governing deposit service charges. In addition, net gain on sale of investment securities decreased $2.4 million.

Non-interest Expense.  Non-interest expense decreased $27.4 million to $130.8 million for fiscal 2011 compared to $158.2 million for fiscal 2010 primarily due to an $11.0 million decrease in compensation and a $7.2 million decrease in federal deposit insurance premiums. In addition, foreclosure cost advance impairment decreased $4.7 million, other non-interest expense decreased $2.4 million, occupancy expense decreased $1.7 million and furniture and equipment expense decreased $1.4 million. These decreases were partially offset by an increase in legal expense of $2.8 million, an increase in net expense of REO operations of $2.1 million and an increase in the impairment of mortgage servicing rights of $1.8 million.

Real Estate Segment.  Net income generated by the real estate segment (IDI) increased $1.7 million for fiscal 2011 to a net loss of $1.1 million from a net loss of $2.8 million in fiscal 2010. During the quarter ended September 30, 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed residential lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

Income Taxes.  Income tax benefit decreased $1.7 million for fiscal 2011 as compared to fiscal 2010. The effective tax rate for fiscal 2011 was (0.46)% as compared to (0.84)% for fiscal 2010. The decline in the effective tax rate was primarily due to the valuation allowance of $16.7 million placed on the deferred tax asset during the year ended March 31, 2011. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. See Note 14 to the Consolidated Financial Statements included in Item 8.

Comparison of Years Ended March 31, 2010 and 2009

General.  Net income increased $53.9 million to a net loss of $176.9 million in fiscal 2010 from net loss of $230.8 million in fiscal 2009. The primary component of this increase in earnings for fiscal 2010, as compared to fiscal 2009, was a decrease in non-interest expense of $67.7 million, due to a $72.2 million impairment of goodwill in the prior year. The increase in net income was also attributable to a $43.8 million decrease in the provision for credit losses. In addition, non-interest income increased $10.8 million. These increases were partially offset by a decrease in net interest income of $39.8 million and a decrease in income tax benefit of $28.6 million. An allowance of $71.3 million was placed on the deferred tax asset during the year ended March 31, 2010. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation to create sufficient taxable income in the near future to fully utilize it. The returns on average assets and average stockholders’ equity for fiscal 2010 were (3.66)% and (146.56)%, respectively, as compared to (4.65)% and (75.67)%, respectively, for fiscal 2009.

Net Interest Income.  Net interest income decreased by $39.8 million during fiscal 2010 due to the decline in yield on interest earning assets which was offset by the decreased cost of interest bearing liabilities. The primary factor that contributed to the decline in net interest income was the fact that approximately $12.7 million of interest income on nonaccrual loans was reversed when the loans were placed on nonaccrual status. The average balances of interest-earning assets decreased to $4.58 billion and the average balance of interest-bearing liabilities increased to $4.68 billion in fiscal 2010, from $4.62 billion and $4.61 billion, respectively, in fiscal 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 0.98 in fiscal 2010 from 1.00 in fiscal 2009. The average yield on interest-earning assets (4.74% in fiscal 2010 versus 5.63% in fiscal 2009) decreased, as did the average cost on interest-bearing liabilities (2.82% in fiscal 2010 versus 2.94% in fiscal 2009). The net interest margin decreased to 1.86% in fiscal 2010 from 2.70% in fiscal 2009 and the interest rate spread decreased to 1.92% from 2.69% in fiscal 2010 and 2009, respectively. The decrease in interest rate spread was reflective of a decrease in the yields on loans as interest rates decreased, which was slightly offset by a smaller decrease in the cost of funds. These factors are reflected in the analysis of changes in net interest income arising from changes in the volume of interest-earning assets, interest-bearing liabilities and the rates earned and paid on such assets and liabilities as set forth under “Rate/Volume Analysis” below. The analysis indicates that the decrease of $39.8 million in net interest income stemmed from net rate/volume decreases in interest-earning assets of $43.2 million offset by the net rate/volume decreases of interest- bearing liabilities of $3.3 million.

Provision for Credit Losses.  The provision for credit losses decreased $43.8 million from $205.7 million in fiscal 2009 to $161.9 million in fiscal 2010 based on management’s ongoing evaluation of asset quality. This charge reflected a decrease in provision to $161.9 million during the year allocated between specific reserves on impaired credits and an increase to the general reserve. The decrease in provision and specific and general reserves was in response to the following trends identified in the portfolio: (i) a proactive method of identification of criticized assets and (ii) continued analysis of the commercial real estate, construction and land portfolios. These increases resulted in the Corporation’s allowance for loan losses increasing $42.4 million from $137.2 million at March 31,

2009 to $179.6 million at March 31, 2010. The allowance for loan losses represented 5.23% of total loans at March 31, 2010, as compared to 3.34% of total loans at March 31, 2009. For further discussion of the allowance for loan losses, see “Financial Condition — Allowance for Loan and Foreclosure Losses.”

Future provisions for credit losses will continue to be based upon management’s assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable and estimable future losses. The establishment of the amount of the loan loss allowance inherently involves judgments by management as to the adequacy of the allowance, which ultimately may or may not be correct. Higher rates of loan defaults than anticipated would likely result in a need to increase provisions in future years. Also, as multi-family and commercial loan portfolios increase, additional provisions would likely be added to the loan loss allowance as they carry a higher risk of loss.

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

Fourth Quarter Results

Net loss for the quarter ending March 31, 2011 was $18.4 million, compared to net loss of $26.6 million for the quarter ending March 31, 2010. Net loss available to common shareholders for the quarter ending March 31, 2011 was $21.7 million compared to $29.8 million for the prior year quarter. Diluted loss per common share decreased to $(1.02) for the quarter ended March 31, 2011 compared to $(1.40) per share for the prior year quarter.

Net interest income was $21.5 million for the three months ended March 31, 2011, an increase of $2.8 million from $18.7 million for the comparable period in 2010. The net interest margin was 2.63% for the quarter ending March 31, 2011 and 1.77% for the quarter ending March 31, 2010.

Provision for credit losses was $10.2 million in the quarter ending March 31, 2011 compared to $20.2 million in the quarter ending March 31, 2010. Net charge-offs were $17.4 million in the quarter ended March 31, 2011 compared to $5.0 million in the quarter ended March 31, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality” below for further analysis of the allowance for loan losses.

Non-interest income was $6.8 million for the quarter ended March 31, 2011, a decrease of $3.7 million compared to $10.5 million for the quarter ended March 31, 2010. The majority of the decrease was attributable to a $1.7 million decrease in net gain on sale of loans. In addition, income from service charges on deposits decreased $1.0 million as the result of the sale of 15 branches and regulatory opt-in legislation that reduced NSF fees.

Non-interest expense decreased $0.8 million to $36.3 million for the quarter ended March 31, 2011 from $37.1 million for the quarter ended March 31, 2010 due to a $2.0 million decrease in compensation expense, a $1.9 million decrease in federal deposit insurance premiums and a $1.1 million decrease in other non-interest expense. These decreases were offset by a $6.8 million increase in net expense of foreclosed properties and repossessed assets.

The Corporation had an income tax expense of $150,000 for the three months ended March 31, 2011 compared to income tax benefit of $1.5 million for the three months ended March 31, 2010. The effective tax rate (benefit) was 0.82% and (5.34)% for the quarter ended March 31, 2011 and March 31, 2010, respectively. The change in the effective tax rate was mainly due to the fact that a full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the corporation to create sufficient taxable income in the near future to fully utilize it.

Quarterly Management Discussion and Analysis

The following is the Management Discussion and Analysis of the consolidated results of operations and financial condition of Anchor BanCorp Wisconsin Inc. and its subsidiaries. Management has restated the consolidated financial statements for the years ended March 31, 2010 and 2009 as well as the consolidated financial statements for the quarterly periods in the fiscal year ended March 31, 2010 and the first three quarters of the fiscal year ended March 31, 2011.

The discussion that follows for each quarter is focused on operations and significant events that had an impact on the financial condition and/or results of operations for each period. This discussion should be read in conjunction with the financial data provided in Note 23 to the March 31, 2011 consolidated financial statements.

Quarterly Results for Quarter Ended December 31, 2010

Net loss for the quarter ending December 31, 2010 was $12.1 million, compared to net loss of $10.2 million for the quarter ending December 31, 2009. Net loss available to common shareholders for the quarter ending December 31, 2010 was $15.4 million compared to $13.4 million for the prior year quarter. Diluted loss per common share increased to $(0.72) for the quarter ended December 31, 2010 compared to $(0.63) per share for the prior year quarter.

Net interest income was $22.3 million for the three months ended December 31, 2010, a decrease of $0.1 million from $22.4 million for the comparable period in 2009. The net interest margin was 2.51% for the quarter ending December 31, 2010 and 2.05% for the quarter ending December 31, 2009.

Provision for credit losses was $21.4 million in the quarter ending December 31, 2010 compared to $10.5 million in the quarter ending December 31, 2009. Net charge-offs were $20.4 million in the quarter ended December 31, 2010 compared to $16.6 million in the quarter ended December 31, 2009.

Non-interest income was $11.7 million for the quarter ended December 31, 2010, a decrease of $4.0 million compared to $15.7 million for the quarter ended December 31, 2009. The decrease was attributable to a $4.6 million decrease in net gain on sale of investment securities. A $2.8 million increase in net gain on sale of loans was mostly offset by a $1.5 million decline in loan servicing income and a $1.1 million decline in service charges on deposits which decreased as the result of the sale of 15 branches and regulatory opt-in legislation that reduced NSF fees.

Non-interest expense decreased $13.1 million to $24.6 million for the quarter ended December 31, 2010 from $37.7 million for the quarter ended December 31, 2009 due to a $4.4 million decrease in net foreclosed property and repossessed assets expenses, a $2.9 million decrease in federal deposit insurance premiums, a $2.0 million decrease in compensation expense, a $3.6 million decrease in other non-interest expense and a $1.2 million increase in mortgage servicing rights recovery. The decreases in compensation expense and other non-interest expense were largely due to the sale of 15 branches and expense reduction initiatives implemented as a result of the strategic business review.

The Corporation had no income tax expense or benefit for the three months ended December 31, 2010 compared to income tax benefit of $3,000 for the three months ended December 31, 2009.

Impact of Restatement

For the quarter ending December 31, 2010, the restatement decreased net loss by $119,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor BanCorp or diluted loss per common share. In addition, the restatement had no impact on the Bank’s capital ratios. The restatement increased Anchor BanCorp stockholders’ equity by $14.5 million, decreased other borrowed funds by $8.5 million, and decreased other liabilities by $6.0 million compared to the previously issued financial statements.

Credit Highlights

Highlights for the third quarter ended December 31, 2010 include:

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and foreclosed properties and repossessed assets) decreased $52.0 million, or 11.4%, to $403.4 million at December 31, 2010 from $455.4 million at March 31, 2010;

•	Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $65.8 million, or 16.5% to $334.1 million at December 31, 2010 from $399.9 million at March 31, 2010;

•	Provision for credit losses increased $11.1 million, or 104.8%, to $21.4 million for the three months ended December 31, 2010 from $10.5 million for the three months ended December 31, 2009; and

•	Delinquencies (loans past due 30 days or more) decreased $21.0 million or 5.6%, to $352.2 million at December 31, 2010 from $373.2 million at March 31, 2010.

Financial Condition

During the nine months ended December 31, 2010, the Corporation’s assets decreased by $835.5 million from $4.42 billion at March 31, 2010 to $3.58 billion at December 31, 2010. The majority of this decrease was attributable to a decrease of $377.6 million in cash and cash equivalents, a decrease of $549.9 million in loans receivable as well as a decrease of $22.0 million in accrued interest and other assets, which were partially offset by a $113.6 million increase in investment securities available for sale. Book value per common share at December 31, 2010 was $(4.85).

Total loans (including loans held for sale) decreased $549.9 million during the nine months ended December 31, 2010. Activity for the period consisted of (i) sales of one to four family loans to the Fannie Mae of $611.3 million, (ii) loans sold as part of the branch sales of $86.6 million, (iii) principal repayments of

$611.1 million and other adjustments (the majority of which are undisbursed loan proceeds) of $35.0 million, (iv) transfer to foreclosed properties and repossessed assets of $51.6 million, (v) student loan sales of $23.0 million and (vi) originations and refinances of $775.8 million.

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

Total liabilities decreased $798.2 million during the nine months ended December 31, 2010. This decrease was largely due to a $708.4 million decrease in deposits and accrued interest of which $276.3 million was due to the branch sales and the remainder was due to deposit runoff and a $112.6 million decrease in other borrowed funds due to the payoff of FHLB advances offset by a $22.8 million increase in other liabilities. Brokered deposits totaled $92.2 million or approximately 3.2% of total deposits at December 31, 2010 and $173.5 million or approximately 4.9% of total deposits at March 31, 2010, and primarily mature within one to five years.

Stockholders’ equity decreased $37.3 million during the nine months ended December 31, 2010 primarily as a net result of comprehensive loss of $37.6 million offset by the issuance of shares for management and benefit plans of $348,000.

OTS Order to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Orders require that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At December 31, 2010, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank had core capital and total risk-based capital ratios of 4.43 percent and 8.37 percent, respectively, each below the required capital ratios set forth above.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and due to the Corporation having deferred dividends on its preferred stock issued to Treasury under CPP, the Bank is currently prohibited from paying dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered CDs per the terms and conditions of the Cease and Desist Order. It has also been granted access to the Fed fund line with the Federal Reserve Bank of Chicago’s discount window in 2010. In addition as of December 31, 2010, the Corporation had outstanding borrowings from the FHLB of $500.8 million, out of our maximum borrowing capacity of $800.0 million, from the FHLB at this time.

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

Quarterly Results for Quarter Ended September 30, 2010

Net income for the quarter ending September 30, 2010 was $1.3 million, compared to net loss of $75.1 million for the quarter ending September 30, 2009. Net loss available to common shareholders for the quarter ending September 30, 2010 was $1.9 million compared to $78.4 million for the prior year quarter. Diluted loss per common share decreased to $(0.09) for the quarter ended September 30, 2010 compared to $(3.71) per share for the prior year quarter.

Net interest income was $22.4 million for the three months ended September 30, 2010, an increase of $3.4 million from $19.0 million for the comparable period in 2009. The net interest margin was 2.45% for the quarter ending September 30, 2010 and 1.58% for the quarter ending September 30, 2009.

Provision for credit losses was $10.7 million in the quarter ending September 30, 2010 compared to $60.9 million in the quarter ending September 30, 2009. Net charge-offs were $20.1 million in the quarter ended September 30, 2010 compared to $29.7 million in the quarter ended September 30, 2009. See the “Credit Highlights” section below.

Non-interest income was $23.7 million for the quarter ended September 30, 2010, an increase of $12.8 million compared to $10.9 million for the quarter ended September 30, 2009. The increase was attributable to an $8.2 million increase in net gain on sale of loans and a $4.5 million increase in net gain on sale of investment securities. In addition, a gain on sale of four branches of $2.3 million was recorded during the quarter ended September 30, 2010 and was offset by declines in income from service charges on deposits of $1.0 million partly the result of regulatory opt-in legislation that reduced NSF fees and revenue from real estate operations of $1.5 million.

Non-interest expense decreased $10.0 million to $34.1 million for the quarter ended September 30, 2010 from $44.1 million for the quarter ended September 30, 2009 due to a $4.5 million decrease in compensation expense, a $2.2 million decrease in expense from real estate partnerships, a $2.1 million decrease in net foreclosed properties expenses and a $1.0 million decrease in federal deposit insurance premiums. These decreases were largely due to the sale of 15 branches and expense reduction initiatives implemented as a result of the strategic business review.

The Corporation had an income tax expense of $14,000 for the three months ended September 30, 2010 compared to no expense for the three months ended September 30, 2009. The effective tax rate was 1.04% for the quarter ended September 30, 2010.

Impact of Restatement

For the quarter ending September 30, 2010, the restatement decreased net loss by $100,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor BanCorp or diluted loss per common share. In addition, the restatement had no impact on the Bank’s capital ratios. The restatement increased Anchor BanCorp stockholders’ equity by $14.3 million, decreased other borrowed funds by $8.5 million, and decreased other liabilities by $5.9 million compared to the previously issued financial statements.

Credit Highlights

Highlights for the second quarter ended September 30, 2010 include:

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and foreclosed properties and repossessed assets) decreased $39.0 million, or 9.2%, to $385.5 million at September 30, 2010 from $424.5 million at March 31, 2010.

•	Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $43.9 million, or 11.9% to $325.2 million at September 30, 2010 from $369.1 million at March 31, 2010; and

•	Provision for credit losses decreased $50.2 million, or 82.5%, to $10.7 million for the three months ended September 30, 2010 from $60.9 million for the three months ended September 30, 2009. The Corporation made significant risk management enhancements starting in the three and six month periods ending September 30, 2009. These enhancements included the following: established standard discount rates applied to collateral types; identified all related entities associated with existing impaired loans to ensure that the impairment analysis represents a more accurate and thorough picture of the total borrowing relationship; changed the criteria for evaluating impaired loans using the collateral methodology for a more accurate assessment; collateral is now evaluated on a loan by loan basis rather than from a total collateral pool perspective; and determined the appropriate amount of the loan to be charged off versus to be put into a specific reserve. These enhancements led to a significant increase in the provision for loan losses in the prior year.

Financial Condition

During the six months ended September 30, 2010, the Corporation’s assets decreased by $612.4 million from $4.42 billion at March 31, 2010 to $3.80 billion at September 30, 2010. The majority of this decrease was attributable to a decrease of $363.6 million in cash and cash equivalents, a decrease of $381.1 million in loans receivable as well as a decrease of $12.4 million in office properties and equipment, which were partially offset by a $144.9 million increase in investment securities available for sale. Book value per common share at September 30, 2010 was $(3.25).

Total loans (including loans held for sale) decreased $381.1 million during the six months ended September 30, 2010. Activity for the period consisted of (i) sales of one to four family loans to the Federal Home Loan Bank (FHLB) of $325.6 million, (ii) loans sold as part of the branch sales of $86.6 million, (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $383.3 million, (iv) transfer to foreclosed properties and repossessed assets of $31.9 million, (v) student loan sales of $23 million and (vi) originations and refinances of $446.3 million.

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

Total liabilities decreased $609.8 million during the six months ended September 30, 2010. This decrease was largely due to a $525.0 million decrease in deposits and accrued interest of which $276.3 million was due to the branch sales and the remainder was due to deposit runoff and a $93.3 million decrease in other borrowed funds due to the payoff of FHLB advances offset by a $8.5 million increase in other liabilities. Brokered deposits totaled $145.0 million or approximately 4.8% of total deposits at September 30, 2010 and $173.5 million or approximately 4.9% of total deposits at March 31, 2010, and generally mature within one to five years.

Stockholders’ equity decreased $2.7 million during the six months ended September 30, 2010 as a net result of comprehensive loss of $2.7 million.

OTS Order to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Orders require that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At September 30, 2010, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank had core capital and total risk-based capital ratios of 4.36 percent and 8.14 percent, respectively, each below the required capital ratios set forth above.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and due to the Corporation having deferred dividends on its preferred stock issued to Treasury under CPP, the Bank is currently prohibited from paying dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered CDs per the terms and conditions of the Cease and Desist Order. It has also been granted access to the Fed fund line with the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of September 30, 2010. In addition as of September 30, 2010, the Corporation had outstanding borrowings from the FHLB of $520.1 million, out of our maximum borrowing capacity of $766.3 million, from the FHLB at this time.

The Corporation has $110 million inds are payments on loans issued in 2009 under the United States Treasury’s Capital Purchase Program (“CPP”). While the Bank has substantial liquidity, it is currently precluded by its regulators from paying dividends to the Corporation. As a result, and as permitted under CPP, the Corporation has deferred 6 quarterly preferred stock dividend payments to the U.S. Treasury as of September 30 2010. Because the Corporation deferred the quarterly dividend payment six times, the Corporation’s Board must, according to its Articles of Incorporation, as amended pursuant to the Corporation’s participation in CPP, automatically expand by two members and Treasury may elect two directors at the annual meeting and at every subsequent annual meeting until the dividend is paid in full. As of September 30, 2010, Treasury had not appointed any directors. Instead, Treasury has an observer present at quarterly board meetings. See Note 12 of the Consolidated Financial Statements. At September 30, 2010, the Bank had outstanding commitments to originate loans of $11.5 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $210.5 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2010 amounted to $1.65 billion. Scheduled maturities of borrowings during the same period totaled $169.1 million for the Bank and $124.8 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required.

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

Quarterly Results for Quarter Ended June 30, 2010

Net loss for the quarter ending June 30, 2010 was $12.1 million, compared to net loss of $65.1 million for the quarter ending June 30, 2009. Net loss available to common shareholders for the quarter ending June 30, 2010 was $15.5 million compared to $68.3 million for the prior year quarter. Diluted loss per common share decreased to $(0.73) for the quarter ended June 30, 2010 compared to $(3.23) per share for the prior year quarter.

Net interest income was $18.9 million for the three months ended June 30, 2010, a decrease of $6.0 million from $24.9 million for the comparable period in 2009. The net interest margin was 1.85% for the quarter ending June 30, 2010 and 1.99% for the quarter ending June 30, 2009.

Provision for credit losses was $8.9 million in the quarter ending June 30, 2010 compared to $70.4 million in the quarter ending June 30, 2009. Net charge-offs were $21.9 million in the quarter ended June 30, 2010 compared to $68.1 million in the quarter ended June 30, 2009.

Non-interest income was $13.7 million for the quarter ended June 30, 2010, a decrease of $5.9 million compared to $19.6 million for the quarter ended June 30, 2009. The majority of the decrease was attributable to a decline of $10.0 million in net gain on sale of loans partially offset by the gain on sale of branches of $4.9 million.

Non-interest expense decreased $3.6 million to $35.7 million for the quarter ended June 30, 2010 from $39.3 million for the quarter ended June 30, 2009 due to a decrease of $2.5 million in compensation expense, $1.7 million in foreclosure cost impairment expense and $1.5 million in federal deposit insurance premiums. These decreases were partially offset by increases in mortgage servicing rights impairment of $1.5 million and legal expenses of $1.4 million.

The Corporation had no income tax expense for either of the three month periods ended June 30, 2010 or June 30, 2009.

Impact of Restatement

For the quarter ending June 30, 2010, the restatement decreased net loss by $80,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor BanCorp or diluted loss per common share. In addition, the restatement had no impact on the Bank’s capital ratios. The restatement increased Anchor BanCorp stockholders’ equity by $13.7 million, decreased other borrowed funds by $7.9 million, and decreased other liabilities by $5.8 million compared to the previously issued financial statements

Credit Highlights

Highlights for the first quarter ended June 30, 2010 include:

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

Financial Condition

During the three months ended June 30, 2010, the Corporation’s assets decreased by $417.3 million from $4.42 billion at March 31, 2010 to $4.00 billion at June 30, 2010. The majority of this decrease was attributable to a decrease of $277.8 million in cash and cash equivalents, a decrease of $184.3 million in loans receivable as well as a decrease of $11.1 million in office properties and equipment, which were partially offset by a $69.0 million increase in investment securities available for sale. Book value per common share at June 30, 2010 was $(3.32).

Total loans (including loans held for sale) decreased $184.3 million during the three months ended June 30, 2010. Activity for the period consisted of (i) sales of one to four family loans to a Government Sponsored Agency of $136.6 million. (ii) loans sold as part of the branch sale of $61.8 million, (iii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $140.6 million, (iv) transfer to foreclosed properties and repossessed assets of $10.2 million and (v) originations, refinances and purchases of $164.9 billion.

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

Total liabilities decreased $413.2 million during the three months ended June 30, 2010. This decrease was largely due to a $327.4 million decrease in deposits and accrued interest of which $171.4 million was due to the branch sale and the remainder was due to deposit runoff and an $88.3 million decrease in other borrowed funds due to the payoff of FHLB advances offset by a $2.5 million increase in other liabilities. Brokered deposits totaled $154.0 million or approximately 4.8% of total deposits at June 30, 2010 and $173.5 million at March 31, 2010, and generally mature within one to five years.

Stockholders’ equity decreased $4.2 million during the three months ended June 30, 2010 primarily as a net result of comprehensive loss of $4.2 million.

OTS Order to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Orders require that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At June 30, 2010, the Bank and that, no later than December 31, 2009, the Bank had to meet and m Orders, except that the Bank had core capital and total risk-based capital ratios of 4.08 percent and 7.63 percent, respectively, each below the required capital ratios set forth above.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and due to the Corporation having deferred dividends on its preferred stock issued to Treasury under CPP, the Bank is currently prohibited from paying dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered CDs per the terms and conditions of the Cease and Desist Order. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve

Bank of Chicago’s discount window, none of which had been borrowed as of June 30, 2010. In addition as of June 30, 2010, the Corporation had outstanding borrowings from the FHLB of $525.1 million, out of our maximum borrowing capacity of $703.2 million, from the FHLB at this time.

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

Quarterly Results for Quarter Ended March 31, 2010

Net loss for the quarter ending March 31, 2010 was $26.6 million, compared to net loss of $45.9 million for the quarter ending March 31, 2009. Net loss available to common shareholders for the quarter ending March 31, 2010 was $29.8 million compared to $47.8 million for the prior year quarter. Diluted loss per common share decreased to $(1.40) for the quarter ended March 31, 2010 compared to $(2.26) per share for the prior year quarter.

Net interest income was $18.7 million for the three months ended March 31, 2010, a decrease of $10.0 million from $28.7 million for the comparable period in 2009. The net interest margin was 1.77% for the quarter ending March 31, 2010 and 2.45% for the quarter ending March 31, 2009.

Provision for credit losses was $20.2 million in the quarter ending March 31, 2010 compared to $56.4 million in the quarter ending March 31, 2009. Net charge-offs were $5.0 million in the quarter ended March 31, 2010 compared to $41.8 million in the quarter ended March 31, 2009.

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

Non-interest expense decreased $13.2 million to $37.1 million for the quarter ended March 31, 2010 from $50.3 million for the quarter ended March 31, 2009 primarily due to a $13.0 million of impairment of real estate in the prior year.

The Corporation had an income tax benefit of $1.5 million for the three months ended March 31, 2010 compared to an income tax benefit of $16.1 million for the three months ended March 31, 2009. The effective tax rate (benefit) was (5.36)% and (26.04)% for the quarters ended March 31, 2010 and March 31, 2009, respectively.

Impact of Restatement

For the quarter ending March 31, 2010, the restatement decreased net loss by $68,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor BanCorp or diluted loss per common share. In addition, the restatement had no impact on the Bank’s capital ratios. The restatement increased Anchor BanCorp stockholders’ equity by $12.1 million, decreased other borrowed funds by $6.4 million, and decreased other liabilities by $5.7 million compared to the previously issued financial statements.

Credit Highlights

Highlights for the fourth quarter ended March 31, 2010 include:

Total loan charge-offs were $122.3 million and $108.9 million for the fiscal years ending March 31, 2010 and 2009, respectively. Total loan charge-offs for the years ended March 31, 2010 and 2009 increased $13.4 million and $101.0 million respectively, from the prior fiscal years. The increase in charge-offs for fiscal 2010 was largely due to an increase of $19.1 million in construction and land loan charge-offs, a $2.6 million increase in multi-family residential loan charge-offs and a $2.0 million increase in consumer loan charge-offs, which was offset in part by a $5.7 million decrease in single-family residential loan charge-offs, a $4.0 million decrease in commercial business charge-offs and a $735,000 decrease in commercial real estate charge-offs. The increase in charge-offs for fiscal 2009 was largely due to an increase of $29.8 million in commercial real estate loan charge-offs, a $25.0 million increase in construction and land loan charge-offs, a $24.9 million increase in commercial business loan charge-offs, a $10.6 million increase in single-family residential loan charge-offs, a $9.4 million increase in multi-family residential loan charge-offs and a $1.4 million increase in consumer loan charge-offs. Recoveries increased $751,000 during the fiscal year ended March 31, 2010.

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

Financial Condition

Total assets of the Corporation decreased $855.8 million, or 16.2%, from $5.27 billion at March 31, 2009 to $4.42 billion at March 31, 2010. This decrease was primarily attributable to a decrease in loans receivable as well as a decrease in investment securities. Book value per common share at March 31, 2010 was $(3.13).

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

Total net loans decreased $809.3 million during fiscal 2010 from $4.06 billion at March 31, 2009 to $3.25 billion at March 31, 2010. The activity included (i) originations of $1.52 billion, (ii) sales of $1.13 billion and (iii) principal repayments and other reductions of $1.20 billion. During 2010, the Corporation originated $631.1 million of loans for investment, as compared to $780.0 million during fiscal 2009, respectively. Of the $631.1 million of loans originated for investment in fiscal 2010, $184.4 million or 29.2% was comprised of single-family residential loans, $134.0 million or 21.2% was comprised of multi-family residential and commercial real estate loans, $81.8 million or 13.0% was comprised of construction and land loans, $212.5 million or 33.7% was comprised of consumer loans and $18.5 million or 2.9% was comprised of commercial business loans. During the year ended March 31, 2010, the Corporation securitized $48.9 million of mortgage loans to agency mortgage-backed securities which were sold at a gain of $1.8 million. Single-family residential loans held by the Corporation for investment amounted to $765.3 million and $843.5 million at March 31, 2010 and 2009, respectively, which represented approximately 22.3% and 20.5% of gross loans held for investment in 2010 and 2009, respectively. In the aggregate, gross multi-family residential and commercial real estate loans, construction and land loans, consumer loans and commercial business loans, each of which involves more risk than single-family residential loans because of the nature of, or in certain cases the absence of, loan collateral, decreased $595.1 million or 18.2% from March 31, 2009 to March 31, 2010 and represented approximately 77.7% and 79.5% of gross loans held for investment at March 31, 2010 and 2009, respectively.

Single-family residential loans originated for sale amounted to $1.16 billion in fiscal 2010, as compared to $1.01 billion in fiscal 2009. This increase was primarily attributable to the decreasing interest rate environment in fiscal 2010. At March 31, 2010, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $19.5 million, as compared to $162.0 million at March 31, 2009. Loans held for sale are recorded at the lower of cost or market.

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

Stockholders’ equity at March 31, 2010 was $30.1 million, or 0.68% of total assets, compared to $211.4 million, or 4.01% of total assets at March 31, 2009. Stockholders’ equity decreased during the year as a result of comprehensive loss of $176.1 million, which includes net loss of $177.1 million and an increase in net unrealized gains on available-for-sale securities and non-credit OTTI charges included as a part of accumulated other comprehensive income of $1.0 million.

OTS Order to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Orders require that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At March 31, 2010, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank had core capital and total risk-based capital ratios of 3.73 percent and 7.32 percent, respectively, each below the required capital ratios set forth above.

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

Quarterly Results for Quarter Ended December 31, 2009

Net loss for the quarter ending December 31, 2009 was $10.2 million, compared to net loss of $167.1 million for the quarter ending December 31, 2008. Net loss available to common shareholders for the quarter ending December 31, 2009 was $13.4 million compared to $167.3 million for the prior year quarter. Diluted loss per common share decreased to $(0.63) for the quarter ended March 31, 2011 compared to $(7.96) per share for the prior year quarter.

Net interest income was $22.4 million for the three months ended December 31, 2009, a decrease of $10.3 million from $32.7 million for the comparable period in 2008. The net interest margin was 2.05% for the quarter ending December 31, 2009 and 2.88% for the quarter ending December 31, 2008.

Provision for credit losses was $10.5 million in the quarter ending December 31, 2009 compared to $93.0 million in the quarter ending December 31, 2008. Net charge-offs were $16.6 million in the quarter ended December 31, 2009 compared to $35.0 million in the quarter ended December 31, 2008.

Non-interest income was $15.7 million for the quarter ended December 31, 2009, an increase of $6.2 million compared to $9.5 million for the quarter ended December 31, 2008. The increase was primarily due to the increase in net gain on investment securities of $7.2 million. In addition, net gain on sale of loans increased $3.0 million offset by $3.5 million in revenues from real estate partnerships.

Non-interest expense decreased $80.5 million to $37.8 million for the quarter ended December 31, 2009 from $118.3 million for the quarter ended December 31, 2008 primarily due to a write down of goodwill of $72.2 million in the prior year quarter. In addition, other expense from real estate partnership operations decreased $7.0 million, mortgage servicing rights impairment decreased $3.0 million due to increased rates on residential loans, net expense from REO operations decreased $2.2 million and compensation expense decreased $1.4 million. These decreases were offset by an increase in other non-interest expense of $3.0 million due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio. In addition, federal insurance premiums increased $3.7 million mainly due to the fact that the Bank was in a higher risk category.

The Corporation had an income tax expense of $3,000 for the three months ended December 31, 2009 compared to income tax benefit of $1.9 million for the three months ended December 31, 2008. The effective tax rate (benefit) was 0.03% and (1.12)% for the quarter ended December 31, 2009 and December 31, 2008, respectively.

Impact of Restatement

For the quarter ending December 31, 2009, the restatement decreased net loss by $44,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor BanCorp or diluted loss per common share. In addition, the restatement had no impact on the Bank’s capital ratios. The restatement increased Anchor BanCorp stockholders’ equity by $10.7 million, decreased other borrowed funds by $5.1 million, and decreased other liabilities by $5.6 million compared to the previously issued financial statements.

Credit Highlights

Highlights for the third quarter ended December 31, 2009 include:

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

Financial Condition

During the nine months ended December 31, 2009, the Corporation’s assets decreased by $814.5 million from $5.27 billion at March 31, 2009 to $4.46 billion at December 31, 2009. The majority of this decrease was attributable to a decrease of $639.5 million in loans receivable, a decrease of $101.5 million in cash and cash equivalents as well as a decrease of $60.3 million in investment securities available for sale, which were partially offset by a $40.7 million increase in mortgage-related securities available for sale. Book value per common share at December 31, 2009 was $(2.17).

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

Foreclosed properties and repossessed assets decreased $12.2 million to $40.4 million at December 31, 2009 from $52.6 million at March 31, 2009 due to (i) sales of $19.3 million and (ii) additional write downs of various properties of $13.7 million. These decreases were partially offset by transfers in of $20.9 million.

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

Total liabilities decreased $669.3 million during the nine months ended December 31, 2009. This decrease was largely due to a $325.6 million decrease in deposits and accrued interest, a $324.0 million decrease in other borrowed funds and a $19.7 million decrease in other liabilities. Brokered deposits totaled $218.8 million or approximately 6.1% of total deposits at December 31, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.

Stockholders’ equity decreased $155.3 million during the nine months ended December 31, 2009 primarily as a net result of (i) comprehensive loss of $155.7 million and (ii) tax benefit from stock-related compensation of $194,000.

OTS Order to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Orders require that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At December 31, 2009, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank had core capital and total risk-based capital ratios of 4.32 percent and 7.89 percent, respectively, each below the required capital ratios set forth above.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and due to the Corporation having deferred dividends on its preferred stock issued to Treasury under CPP, the Bank is currently prohibited from paying dividends to the Corporation. The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. We use brokered CDs, which are rate sensitive. We also rely on advances from the FHLB of Chicago as a funding source. We have also been granted access to the Fed fund line with a correspondent bank as well as the Federal Reserve Bank of Chicago’s discount window, none of which had been borrowed as of December 31, 2009. In addition as of December 31, 2009, the Corporation had outstanding borrowings from the FHLB of $583.2 million, out of our maximum borrowing capacity of $762.4 million, from the FHLB at this time.

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

On December 1, 2009, the Corporation entered into agreements with Badger Anchor Holdings, LLC (“Badger Holdings”), pursuant to which Badger Holdings will make up to a $400 million investment in the Corporation including a term loan in the aggregate principal amount of $110 million (the “Transaction”). Pursuant to the Transaction, Badger Holdings would have purchased up to 483,333,333 shares of common stock at $0.60 per share and will provide the Corporation with a term loan in the aggregate principal amount of $110 million, which would have been convertible into shares of the Corporation’s common stock at a conversion price equal to the lower of $0.60 per share or the per share tangible book value measured as of the last day of the most recently completed month preceding the month in which the conversion occurred.

On March 31, 2010, Anchor Bancorp Wisconsin Inc. and Badger Anchor Holdings, LLC mutually terminated the agreements. On April 2, 2010, the Corporation announced that we engaged Sandler O’Neill & Partners, L.P. as financial advisor to assist the Corporation in evaluating strategic alternatives. Sandler O’Neill is a preeminent investment banking firm serving financial institutions and was engaged as part of our comprehensive effort to raise additional capital, strengthen our balance sheet and improve our financial performance.

Quarterly Results for Quarter Ended September 30, 2009

Net loss for the quarter ending September 30, 2009 was $75.1 million, compared to net loss of $23.3 million for the quarter ending September 30, 2008. Net loss available to common shareholders for the quarter ending September 30, 2009 was $78.4 million compared to $23.3 million for the prior year quarter. Diluted loss per common share decreased to $(3.71) for the quarter ended September 30, 2009 compared to $(1.11) per share for the prior year quarter.

Net interest income was $19.0 million for the three months ended September 30, 2009, a decrease of $11.0 million from $30.0 million for the comparable period in 2008. The net interest margin was 1.58% for the quarter ending September 30, 2009 and 2.62% for the quarter ending September 30, 2008.

Provision for credit losses was $60.9 million in the quarter ending September 30, 2009 compared to $47.0 million in the quarter ending September 30, 2008. Net charge-offs were $29.7 million in the quarter ended September 30, 2009 compared to $22.6 million in the quarter ended September 30, 2008.

Non-interest income was $10.9 million for the quarter ended September 30, 2009, an increase of $2.7 million compared to $8.2 million for the quarter ended September 30, 2008. The majority of the increase was attributable to a $4.0 million increase in net gain on sale of investment securities and was partly offset by a decline in other non-interest income of $676,000.

Non-interest expense increased $13.9 million to $44.1 million for the quarter ended September 30, 2009 from $30.2 million for the quarter ended September 30, 2008 primarily due to a $5.3 million increase in net expense of foreclosed properties and a $4.4 million increase in federal deposit insurance premiums. In addition, other non-interest expense increased $4.4 million primarily due to increased legal expenses from foreclosure activity and increased consulting expenses for the review of the loan portfolio and concentrations as well as evaluating business and staffing practices.

The Corporation had no income tax expense for the three months ended September 30, 2009 compared to income tax benefit of $15.6 million for the three months ended September 30, 2008. The effective tax rate (benefit) was (40.11)% for the quarter ended September 30, 2008. The tax benefit was the result of the net operating loss for the period.

Impact of Restatement

For the quarter ending September 30, 2009, the restatement decreased net loss by $26,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor Bancorp or diluted loss per common share. The restatement increased Anchor Bancorp stockholder’s equity by $9.2 million, decreased other borrowed funds by $3.7 million, and decreased other liabilities by $5.5 million compared to the previously issued financial statements.

Credit Highlights

Highlights for the third quarter ended September 30, 2009 include:

•	Total non-performing assets increased $173.1 million, or 61.7%, to $453.5 million at September 30, 2009 from $280.4 million at March 31, 2009, and total non-performing loans increased $187.3 million, or 82.2% to $415.1 million at September 30, 2009 from $227.8 million at March 31, 2009; and

•	Provision for loan losses was $60.9 million for the three months ended September 30, 2009, an increase of $13.9 million or 29.7% as compared to the same period in the previous year.

Financial Condition

During the six months ended September 30, 2009, the Corporation’s assets decreased by $637.5 million from $5.27 billion at March 31, 2009 to $4.63 billion at September 30, 2009. The majority of this decrease was attributable to a decrease of $523.0 million in loans receivable, a decrease of $63.8 million cash and cash equivalents as well as a decrease of $52.9 million in investment securities available for sale, which were partially offset by a $41.9 million increase in mortgage-related securities available for sale. Book value per common share at September 30, 2009 was $(1.27).

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

Foreclosed properties and repossessed assets decreased $14.2 million to $38.4 million at September 30, 2009 from $52.6 million at March 31, 2009 due to (i) sales of $17.1 million and (ii) additional reserves placed on various properties of $9.4 million. These decreases were partially offset by transfers in of $12.4 million.

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

Total liabilities decreased $508.3 million during the six months ended September 30, 2009. This decrease was largely due to a $322.6 million decrease in other borrowed funds, a $183.8 million decrease in deposits and accrued interest and a $1.9 million decrease in other liabilities. Brokered deposits totaled $274.4 million or approximately 7.3% of total deposits at September 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.

Stockholders’ equity decreased $135.6 million during the six months ended September 30, 2009 as a net result of (i) comprehensive loss of $135.6 million and (ii) tax benefit from stock-related compensation of $10,000.

OTS Order to Cease and Desist

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Orders require that, no later than December 31, 2009, the Bank had to meet and maintain both a core capital ratio equal to 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. At September 30, 2009, the Bank and Corporation had complied with all aspects of the Cease and Desist Orders, except that the Bank had core capital and total risk-based capital ratios of 4.28 percent and 7.59 percent, respectively, each below the required capital ratios set forth above.

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

Quarterly Results for Quarter Ended June 30, 2009

Net loss for the quarter ending June 30, 2009 was $65.1 million, compared to net income of $5.5 million for the quarter ending June 30, 2008. Net loss available to common shareholders for the quarter ending June 30, 2009 was $68.3 million compared to $5.5 million for the prior year quarter. Diluted loss per common share decreased to $(3.23) for the quarter ended June 30, 2009 compared to diluted earnings per share of $0.26 per share for the prior year quarter.

Net interest income was $24.9 million for the three months ended June 30, 2009, a decrease of $8.5 million from $33.4 million for the comparable period in 2008. The net interest margin was 1.99% for the quarter ending June 30, 2009 and 2.87% for the quarter ending June 30, 2008.

Provision for credit losses was $70.4 million in the quarter ending June 30, 2009 compared to $9.4 million in the quarter ending June 30, 2008. Net charge-offs were $68.1 million in the quarter ended June 30, 2009 compared to $7.4 million in the quarter ended June 30, 2008.

Non-interest income was $19.6 million for the quarter ended June 30, 2009, an increase of $7.6 million compared to $12.0 million for the quarter ended June 30, 2008 attributable to a $9.2 million increase in net gain on sale of loans. In addition, net gain on investments and mortgage-related securities increased $1.5 million as a result of the gain on sale of agency securities. These increases were partially offset by a decrease in loan servicing income of $1.4 million due to increased amortization of mortgage servicing rights.

Non-interest expense increased $12.5 million to $39.3 million for the quarter ended June 30, 2009 from $26.8 million for the quarter ended June 30, 2008 due to increases of $5.5 million in federal deposit insurance premiums, $3.7 million in net expense of foreclosed properties, $3.7 million of foreclosure cost advance impairment and $1.0 million in compensation expense. These increases were offset by a $1.3 million recovery of mortgage servicing rights impairment.

The Corporation had no income tax expense for the three months ended June 30, 2009 compared to income tax expense of $3.6 million for the three months ended June 30, 2008. The effective tax rate was 39.28% for the quarter ended June 30, 2008.

Impact of Restatement

For the quarter ending June 30, 2009, the restatement decreased net loss by $10,000 due to a reduction in interest expense on borrowed funds compared to the previously issued financial statements. The restatement had no impact on net loss available to common equity of Anchor Bancorp or diluted loss per common share. The restatement increased Anchor Bancorp stockholder’s equity by $7.8 million, decreased other borrowed funds by $2.3 million, and decreased other liabilities by $5.5 million compared to the previously issued financial statements.

Credit Highlights

Highlights for the third quarter ended September 30, 2009 include:

•	Total non-performing assets (loans past due more than ninety days, non-performing real estate held for development and sale, foreclosed properties and repossessed assets) decreased $8.3 million, or 4.19%, to $190.4 million at June 30, 2009 from $198.7 million at March 31, 2009, and total non-performing loans decreased $5.9 million, or 4.0% to $140.2 million at June 30, 2009 from $146.2 million at March 31, 2009; and

•	Provision for loan losses was $70.4 million for the three months ended June 30, 2009, or an increase of $61.0 million or 648.9% compared to the same period in the previous year.

Financial Condition

During the three months ended June 30, 2009, the Corporation’s assets decreased by $35.2 million from $5.27 billion at March 31, 2009 to $5.24 billion at June 30, 2009. The majority of this decrease was attributable to a decrease of $301.4 million in loans receivable as well as a decrease of $26.4 million in investment securities available for sale, which were partially offset by a $210.5 million increase in cash and cash equivalents and an $86.0 million increase in mortgage-related securities available for sale. Book value per common share at June 30, 2009 was $2.07.

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

Total liabilities increased $21.5 million during the three months ended June 30, 2009. This increase was largely due to a $64.1 million increase in deposits and accrued interest that was partially offset by a $2.9 million decrease in other liabilities and a $39.7 million decrease in other borrowed funds. Brokered deposits have been used in the past and may be used in the future as the need for funds requires them. Brokered deposits totaled $389.8 million or approximately 9.8% of total deposits June 30, 2009 and $457.3 million at March 31, 2009, and generally mature within one to five years.

Stockholders’ equity decreased $63.5 million during the three months ended June 30, 2009 as a net result of comprehensive loss of $63.5 million.

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

Average Balance Sheets

	Year Ended March 31,
	2011			2010 (As Restated)			2009
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning Assets
Mortgage loans	$2,165,122	$112,390	5.19%	$2,685,764	$146,190	5.44%	$3,092,823	$181,249	5.86%
Consumer loans	625,449	31,805	5.09	764,352	38,611	5.05	766,902	45,566	5.94
Commercial business loans	102,034	6,497	6.37	173,151	10,793	6.23	249,502	14,298	5.73

Total loans receivable(1)(2)	2,892,605	150,692	5.21	3,623,267	195,594	5.40	4,109,227	241,113	5.87
Investment securities(3)	465,863	15,237	3.27	474,808	20,443	4.31	382,068	18,615	4.87
Interest-bearing deposits	211,997	520	0.25	426,377	1,045	0.25	76,787	534	0.70
Federal Home Loan Bank stock	54,829	14	0.03	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	3,625,294	166,463	4.59	4,579,281	217,082	4.74	4,622,911	260,262	5.63
Non-interest-earning assets	217,911			248,172			337,798

Total assets	$3,843,205			$4,827,453			$4,960,709

Interest-bearing Liabilities
Demand deposits	$906,418	3,102	0.34	$939,315	5,179	0.55	$1,023,961	9,377	0.92
Regular passbook savings	241,446	509	0.21	244,558	694	0.28	228,978	883	0.39
Certificates of deposit	1,936,892	45,054	2.33	2,601,292	81,467	3.13	2,217,594	84,597	3.81

Total deposits and accrued interest	3,084,756	48,665	1.58	3,785,165	87,340	2.31	3,470,533	94,857	2.73
Other borrowed funds	693,859	32,718	4.72	898,305	44,783	4.99	1,142,764	40,615	3.55

Total interest-bearing liabilities	3,778,615	81,383	2.15	4,683,470	132,123	2.82	4,613,297	135,472	2.94

Non-interest-bearing liabilities	39,539			23,275			42,572

Total liabilities	3,818,154			4,706,745			4,655,869
Stockholders’ equity	25,051			120,708			304,840

Total liabilities and stockholders’ equity	$3,843,205			$4,827,453			$4,960,709

Net interest income/
interest rate spread(4)		$85,080	2.44%		$84,959	1.92%		$124,790	2.69%

Net interest-earning assets	$(153,321)			$(104,189)			$9,614

Net interest margin(5)			2.35%			1.86%			2.70%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.96			0.98			1.00

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The most significant impact on the Corporation’s net interest income between periods is derived from the interaction of changes in the volume of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The volume of earning dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in net interest income between periods. The following table shows the relative contribution of the changes in average volume and average interest rates on changes in net interest income for the periods indicated. Information is provided with respect to the effects on net interest income attributable to (i) changes in rate (changes in rate multiplied by prior volume) and (ii) changes in volume (changes in volume multiplied by prior rate). The change in interest income (tax equivalent) due to both rate and volume have been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Increase (Decrease) for the Year Ended March 31,
	2011 Compared To 2010			2010 Compared To 2009
	Rate	Volume	Net	Rate	Volume	Net
	(In thousands)

Interest-earning Assets
Mortgage loans	$(6,521)	$(27,279)	$(33,800)	$(12,306)	$(22,753)	$(35,059)
Consumer loans	255	(7,061)	(6,806)	(6,804)	(151)	(6,955)
Commercial business loans	227	(4,523)	(4,296)	1,168	(4,673)	(3,505)

Total loans receivable(1)(2)	(6,125)	(38,779)	(44,902)	(17,947)	(27,572)	(45,519)
Investment securities(3)	(4,828)	(378)	(5,206)	(2,335)	4,163	1,828
Interest-bearing deposits	1	(526)	(525)	(542)	1,053	511
Federal Home Loan Bank stock	14	—	14	—	—	—

Total net change in income on interest-earning assets	(10,937)	(39,682)	(50,619)	(21,362)	(21,818)	(43,180)
Interest-bearing Liabilities
Demand deposits	(1,902)	(175)	(2,077)	(3,476)	(722)	(4,198)
Regular passbook savings	(176)	(9)	(185)	(246)	57	(189)
Certificates of deposit	(18,271)	(18,142)	(36,413)	(16,480)	13,350	(3,130)

Total deposits	(20,349)	(18,326)	(38,675)	(20,458)	12,941	(7,517)
Other borrowed funds	(2,319)	(9,746)	(12,065)	14,070	(9,902)	4,168

Total net change in expense on
interest-bearing liabilities	(22,668)	(28,072)	(50,740)	(6,388)	3,039	(3,349)

Net change in net interest income	$11,731	$(11,610)	$121	$(16,172)	$(23,659)	$(39,831)

(1)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(2)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(3)	Average balances of securities available-for-sale are based on amortized cost.

Financial Condition

General.  Total assets of the Corporation decreased $1.02 billion, or 23.1%, from $4.42 billion at March 31, 2010 to $3.39 billion at March 31, 2011. This decrease was primarily attributable to a decrease in loans receivable as well as a decrease in interest-bearing deposits.

Investment Securities.  Investment securities (both available-for-sale and held-to-maturity) increased $107.1 million during the year due to purchases of $631.6 million that were partially offset by $524.1 million of principal repayments, sales and fair value adjustments and $0.4 million of other-than-temporary impairments that were recognized in earnings. See Notes 1 and 5 to the Consolidated Financial Statements included in Item 8.

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

Loans Receivable.  Total net loans and loans held for sale decreased $721.2 million during fiscal 2011 from $3.25 billion at March 31, 2010 to $2.53 billion at March 31, 2011. The activity included (i) originations and renewals of $918.5 million, (ii) sales of $834.2 million (iii) transfers to foreclosed properties and repossessed assets of $88.2 million and (iv) principal repayments and other reductions of $717.2 million.

During 2011, the Corporation originated $113.9 million of loans for investment, as compared to $631.1 million and $780.0 million during fiscal 2010 and 2009, respectively.

Residential loans originated for sale amounted to $804.5 million in fiscal 2011, as compared to $887.5 million and $1.01 billion in fiscal 2010 and fiscal 2009, respectively. At March 31, 2011, loans held for sale, which consisted of single-family residential loans, multi-family residential loans and commercial real estate loans, amounted to $7.5 million, as compared to $19.5 million at March 31, 2010. Loans held for sale are recorded at the lower of cost or fair value.

Accrued Interest and Other Assets.  Accrued interest and other assets decreased $22.5 million to $61.2 million at March 31, 2011 from $83.7 million at March 31, 2010. The decrease was mainly due to a decrease in income taxes receivable of $18.9 million.

Deposits and Accrued Interest.  Deposits and accrued interest decreased $845.6 million during fiscal 2011 to $2.71 billion, due largely to $772.5 million in certificates of deposit and money market accounts. A significant portion of the decreases were due to planned reductions in deposits from single service special rate households. Deposits obtained from brokerage firms which solicit deposits from their customers for deposit with the Corporation amounted to $48.1 million at March 31, 2011, as compared to $173.5 million at March 31, 2010. The weighted average cost of deposits decreased to 1.58% in fiscal 2011 compared to 2.31% in fiscal 2010.

Borrowings.  FHLB advances decreased $134.9 million during fiscal 2011. At March 31, 2011, advances totaled $478.5 million and had a weighted average interest rate of 2.57% compared to advances of $613.4 million with a weighted average interest rate of 3.08% at March 31, 2010. Other loans payable as of both March 31, 2011 and 2010 consist of borrowings of the Corporation of $116.3 million and $60.0 million outstanding as part of the Temporary Liquidity Guarantee Program. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. As the result of the restatement, borrowings have been restated as of March 31, 2010. See Note 23 to the Consolidated Financial Statements included in Item 8 for the impact of the restatement on the quarterly periods.

Other Liabilities.  Other liabilities increased $14.5 million during fiscal 2011 to $46.1 million at March 31, 2011 from $31.6 million at March 31, 2010. The increase was mainly due to an increase in accrued interest on borrowings. As the result of the restatement, other liabilities have been restated as of March 31, 2010. See Note 23 to the Consolidated Financial Statements included in Item 8 for the impact of the restatement on the quarterly periods.

Stockholders’ Equity (Deficit).  Stockholders’ equity (deficit) at March 31, 2011 was ($13.2) million, or (0.39)% of total assets, compared to $42.2 million, or 0.96% of total assets at March 31, 2010. Stockholders’ equity decreased during the year as a result of comprehensive loss of $55.7 million, which includes net loss of $41.2 million and an increase in net unrealized gains on available-for-sale securities and non-credit OTTI charges included as a part of accumulated other comprehensive income of $14.6 million. This decrease was partially offset by the purchase of stock by retirement plans of $346,000. As the result of the restatement, stockholders’ equity, specifically additional paid-in capital and retained (deficit) earnings, has been restated as of March 31, 2010. See Note 23 to the Consolidated Financial Statements included in Item 8 for the impact of the restatement on the quarterly periods.

RISK MANAGEMENT

The Bank encounters risk as part of its normal course of business and designs risk management processes to help manage these risks. This Risk Management section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management program.

Risk Management Philosophy

The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize shareholder value. However, due to the overall state of the economy and the elevated risk in the loan portfolio, the Bank’s risk profile does not currently meet our desired risk level. The Bank is working toward reducing the overall risk level to a more desired risk profile.

Risk Management Principles

Risk management is not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize shareholder value. Risk management includes, but is not limited to the following:

•	Taking risks consistent with the Bank’s strategy and within its capability to manage,

•	Practicing disciplined capital and liquidity management,

•	Ensuring that risks and earnings volatility are appropriately understood and measured,

•	Avoiding excessive concentrations, and

•	Supporting external stakeholder confidence.

Although the Board of Directors is responsible primarily for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review risk profiles and discuss key risk issues. In 2009, the Bank hired a new Chief Risk Officer in charge of overseeing credit risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. During fiscal 2011, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank intends to return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows for the dates indicated:

	March 31, 2011			March 31, 2010
		Percent of			Percent of
		Non-Performing	Percent of Total		Non-Performing	Percent of Total
	Non-Performing	Loans	Loans	Non-Performing	Loans	Loans
			(Dollars in thousands)

Residential	$63,746	20.8%	2.38%	$49,581	12.4%	1.44%
Commercial and Industrial	18,241	6.0	0.68	23,482	5.9	0.68
Land and Construction	67,472	22.0	2.51	101,363	25.3	2.94
Multi-Family	39,412	12.9	1.47	65,728	16.4	1.91
Retail/Office	54,256	17.7	2.02	80,021	20.0	2.32
Other Commercial Real Estate	31,488	10.3	1.17	43,742	10.9	1.27
Education	24,360	8.0	0.91	30,864	7.7	0.90
Other Consumer	7,299	2.4	0.27	5,155	1.3	0.15

Total Non-Performing Loans	$306,274	100.0%	11.42%	$399,936	100.0%	11.62%

The following is a summary of non-performing loan activity for the year ended March 31, 2011 (in thousands):

	Non-Performing		Transferred to				Non-Performing	Remaining
	Loan Balance		Accrual	Transferred			Loan Balance	Balance of	ALLL
Loan Category	April 1, 2010	Additions	Status	to OREO	Paid Down	Charged Off	March 31, 2011	Loans	Allocated

Residential	$49,581	$79,076	$(28,442)	$(10,577)	$(11,670)	$(14,222)	$63,746	$584,768	$20,488
Commercial and Industrial	23,482	23,958	(13,088)	(1,157)	(8,694)	(6,259)	18,241	81,448	19,540
Land and Construction	101,363	45,370	(26,774)	(22,108)	(16,841)	(13,539)	67,472	183,571	22,251
Multi-Family	65,728	44,446	(30,702)	(15,216)	(9,212)	(15,633)	39,412	384,175	22,357
Retail/Office	80,021	52,318	(26,399)	(18,693)	(11,521)	(21,471)	54,256	365,184	41,374
Other Commercial Real Estate	43,742	32,866	(11,994)	(11,668)	(14,658)	(6,799)	31,488	245,200	20,464
Education	30,864	—	—	—	(6,504)	—	24,360	252,375	414
Other Consumer	5,154	9,118	(3,731)	(162)	(1,548)	(1,532)	7,299	279,851	3,235

Total	$399,936	$287,153	$(141,130)	$(79,581)	$(80,648)	$(79,456)	$306,274	$2,376,572	$150,122

The interest income that would have been recorded during the year ended March 31, 2011 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $15.2 million. The amount of interest income attributable to these loans and included in interest income during the year ended March 31, 2011 was $9.8 million.

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $93.6 million during the year ended March 31, 2011. The loan categories with the largest decline in non-performing loans during fiscal 2011 were land and construction loans of $33.9 million, multi-family loans of $26.3 million and retail/office loans of $25.8 million.

Non-performing assets decreased $58.4 million to $397.0 million at March 31, 2011 from $455.4 million at March 31, 2010. This decline was due to a $93.6 million decrease in non-performing loans that was partially offset by a $35.3 million increase in other real estate owned (OREO). Non-performing assets as a percent of total assets increased from 10.28% at March 31, 2010 to 11.69% on March 31, 2011.

Non-Performing Assets

The composition of non-performing assets is summarized as follows for the dates indicated:

	At March 31,	At March 31,
	2011	2010
	(Dollars in thousands)

Total non-accrual loans	$289,012	$355,358
Troubled debt restructurings — non-accrual(2)	17,262	44,578
Other real estate owned (OREO)	90,707	55,436

Total non-performing assets	$396,981	$455,373

Total non-performing loans to total loans(1)	11.42%	11.62%
Total non-performing assets to total assets	11.69	10.28
Allowance for loan losses to total loans(1)	5.60	5.22
Allowance for loan losses to total non-performing loans	49.02	44.92
Allowance for loan and foreclosure losses to total
non-performing assets	42.85	43.10

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.

Loans modified in a troubled debt restructuring due to rate or term concessions that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its status as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

The decrease in loans considered troubled debt restructurings of $27.3 million to $17.3 million at March 31, 2011 from $44.6 million at March 31, 2010 is a result of continued efforts by the Corporation to work with their borrowers experiencing financial difficulties. As borrowers continue to perform in accordance with the restructured loan terms, a portion of this balance will be returned to accrual status.

The following is a summary of non-performing asset activity for the year ended March 31, 2011 (in thousands):

		Past Due
		90 Days
		and Still	Total Non-	Other Real	Total Non-
		Accruing	Performing	Estate Owned	Performing
	Non-accrual	Interest	Loans	(OREO)	Assets

Balance at April 1, 2010	$399,936	$—	$399,936	$55,436	$455,372
Additions	287,153	—	287,153	9,534	296,687
Transfers:					—
Nonaccrual to OREO	(79,581)	—	(79,581)	79,581	—
Returned to accrual status	(141,130)	—	(141,130)	—	(141,130)
Sales	—	—	—	(42,359)	(42,359)
Charge-offs/Loss	(79,456)	—	(79,456)	(11,485)	(90,941)
Payments	(80,648)	—	(80,648)	—	(80,648)

Balance at March 31, 2011	$306,274	$—	$306,274	$90,707	$396,981

Loan Delinquencies Less than 90 Days

The following table sets forth information relating to the Corporation’s past due loans that were less than 90 days delinquent at the dates indicated.

	March 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
Days Past Due	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

30 to 59 days	$46,244	1.72%	$53,105	1.54%	$64,862	1.58%	$66,617	1.52%	$12,776	0.31%
60 to 89 days	30,479	1.14	53,864	1.56	29,858	0.73	12,928	0.29	5,414	0.13
90 days and over	238,256	8.88	217,393	6.31	146,151	3.56	101,241	2.31	47,041	1.16

Total	$314,979	11.74%	$324,362	9.42%	$240,871	5.86%	$180,786	4.12%	$65,231	1.60%

Loans delinquent less than 90 days decreased $30.3 million to $76.7 million at March 31, 2011 from $107.0 million at March 31, 2010 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At March 31, 2011, the Corporation has identified $395.7 million of loans as impaired which includes $89.4 million of performing troubled debt restructurings. At March 31, 2010, impaired loans were $479.8 million including $79.9 million of performing troubled debt restructurings. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (in thousands):

		Unpaid		Average	Interest
	Carrying	Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized

With no specific allowance recorded:
Residential	$32,673	$32,673	$ N/A	$41,103	$543
Commercial and Industrial	5,351	5,351	N/A	9,360	223
Land and Construction	42,290	42,290	N/A	48,887	484
Multi-Family	27,331	27,331	N/A	35,474	275
Retail/Office	25,791	25,791	N/A	31,675	457
Other Commercial Real Estate	29,940	29,940	N/A	34,223	879
Education	—	—	N/A	—	—
Other Consumer	229	229	N/A	722	63

Subtotal	163,605	163,605	—	201,444	2,924

With an allowance recorded:
Residential	30,301	35,385	5,084	35,308	850
Commercial and Industrial	6,315	15,838	9,523	17,056	601
Land and Construction	24,195	34,155	9,960	35,102	737
Multi-Family	19,230	23,895	4,665	25,092	938
Retail/Office	38,643	55,333	16,690	56,450	2,249
Other Commercial Real Estate	28,226	35,983	7,757	36,548	1,344
Education	24,332	24,360	28	27,878	—
Other Consumer	6,651	7,137	486	7,264	175

Subtotal	177,893	232,086	54,193	240,698	6,894

Total
Residential	62,974	68,058	5,084	76,411	1,393
Commercial and Industrial	11,666	21,189	9,523	26,416	824
Land and Construction	66,485	76,445	9,960	83,989	1,221
Multi-Family	46,561	51,226	4,665	60,566	1,213
Retail/Office	64,434	81,124	16,690	88,125	2,706
Other Commercial Real Estate	58,166	65,923	7,757	70,771	2,223
Education	24,332	24,360	28	27,878	—
Other Consumer	6,880	7,366	486	7,986	238

	$341,498	$395,691	$54,193	$442,142	$9,818

The carrying amount above represents the unpaid principal balance less the associated allowance. The average carrying amount is the annual average calculated on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following is additional information regarding impaired loans.

	At March 31,
	2011	2010	2009
	(In thousands)

Impaired loans with specific reserve required	$232,086	$210,422	$124,179
Impaired loans without a specific reserve	163,605	269,405	103,635

Total impaired loans	395,691	479,827	227,814
Less:
Specific valuation allowance	(54,193)	(60,620)	(30,799)

	$341,498	$419,207	$197,015

Average impaired loans	$442,142	$364,585	$194,923
Interest income recognized on impaired loans on a cash basis	$9,818	$11,939	$9,484
Loans and troubled debt restructurings on non-accrual status	$306,274	$399,936	$227,814
Troubled debt restructurings — accrual	$89,417	$79,891	$—
Troubled debt restructurings — non-accrual(1)	$17,262	$44,578	$61,460
Loans past due ninety days or more and
still accruing	$—	$—	$—

(1)	Troubled debt restructurings — non-accrual are included in the total loans and troubled debt restructurings on non-accrual status above

Allowance for Loan Losses

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

The allowance consists of specific and general components even though the entire allowance is available to cover losses on any loan. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general allowance covers non-impaired loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. Loans graded substandard and below are individually examined closely to determine the appropriate loan loss reserve. The Bank also maintains a reserve for unfunded commitments which is classified in other liabilities.

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Allowance at beginning of year	$179,644	$137,165	$38,285	$20,517	$15,570
Purchase of S&C Bank	—	—	—	2,795	—
Charge-offs:
Single-family residential	(17,563)	(5,505)	(11,226)	(670)	(192)
Multi-family residential	(14,497)	(12,729)	(10,093)	(700)	(256)
Commercial real estate	(21,986)	(32,580)	(33,315)	(3,551)	(704)
Construction and land	(12,554)	(44,107)	(24,978)	—	(78)
Consumer	(3,302)	(4,322)	(2,310)	(862)	(416)
Commercial business	(18,984)	(23,040)	(27,002)	(2,130)	(5,571)

Total charge-offs	(88,886)	(122,283)	(108,924)	(7,913)	(7,217)

Recoveries:
Single-family residential	1,522	580	118	—	3
Multi-family residential	653	—	6	65	5
Commercial real estate	2,331	632	941	28	35
Construction and land	1,166	119	141	—	—
Consumer	299	46	73	48	62
Commercial business	3,068	1,459	806	194	804

Total recoveries	9,039	2,836	2,085	335	909

Net charge-offs	(79,847)	(119,447)	(106,839)	(7,578)	(6,308)

Provision	50,325	161,926	205,719	22,551	11,255

Allowance at end of year	$150,122	$179,644	$137,165	$38,285	$20,517

Net charge-offs to average loans held for sale and for investment	(2.76)%	(3.30)%	(2.60)%	(0.18)%	(0.17)%

Total loan charge-offs were $88.9 million and $122.3 million for the fiscal years ending March 31, 2011 and 2010, respectively. Total loan charge-offs for the years ended March 31, 2011 and 2010 decreased $33.4 million and increased $13.4 million respectively, from the prior fiscal years. Recoveries increased $6.2 million during the fiscal year ended March 31, 2011. Recoveries increased $751,000 from $2.1 million in fiscal 2009 to $2.8 million in fiscal 2010.

The provision for credit losses decreased $111.6 million to $50.3 million for the fiscal year ending March 31, 2011 compared to $161.9 million for the year ended March 31, 2010. The decrease in the provision for credit losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the decrease in non-accrual loans to total loans to 11.42% at March 31, 2011 from 11.62% at March 31, 2010 as well as an increase in total non-performing assets to 11.69% at March 31, 2011 from 10.28% at March 31, 2010 to be factors that warranted the provision for credit losses. Although these ratios have increased, these increases are primarily a result of a decrease in the loan portfolio and not an increase in the amount of non-performing loans. The aggregate balance of non-performing loans has decreased in the current quarter and fiscal year to date.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 (in thousands):

		Commercial	Commercial
	Residential	and Industrial	Real Estate	Consumer	Total

Allowance for Loan Losses:
Beginning balance	$20,658	$29,783	$126,553	$2,650	$179,644
Provisions	13,346	(3,644)	36,621	4,002	50,325
Charge-offs	(15,005)	(8,021)	(62,558)	(3,302)	(88,886)
Recoveries	1,488	1,423	5,829	299	9,039

Ending balance	$20,487	$19,541	$106,445	$3,649	$150,122

Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,084	$9,523	$39,072	$514	$54,193
Collectively evaluated for impairment	15,403	10,018	67,373	3,135	95,929

Total ending allowance balance	$20,487	$19,541	$106,445	$3,649	$150,122

Loans:
Loans individually evaluated	$68,058	$21,189	$274,718	$31,726	$395,691
Loans collectively evaluated	580,456	78,500	1,096,039	532,160	2,287,155

Total ending gross loans balance	$648,514	$99,689	$1,370,757	$563,886	$2,682,846

The following table presents the allocation of the allowance for loan losses as previously presented.

	As of March 31,
		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Type to		Type to		Type to		Type to		Type to
		Total		Total		Total		Total		Total
	2011	Loans	2010	Loans	2009	Loans	2008	Loans	2007	Loans
	(Dollars in thousands)

Allowance allocation:
Single-family residential	$20,487	24.31%	$20,960	22.27%	$11,154	20.52%	$5,175	20.35%	$1,515	20.76%
Multi-family residential	22,358	18.62	26,471	17.89	19,202	16.12	2,736	15.82	1,563	16.11
Commercial real estate	61,837	24.07	75,379	24.53	50,218	24.84	13,493	24.79	9,214	25.10
Construction and land	22,251	8.39	23,908	9.89	30,526	13.00	7,522	16.15	1,447	16.61
Consumer	3,649	21.00	2,650	20.64	3,703	19.71	1,468	16.57	1,429	15.64
Commercial business	19,540	3.61	30,276	4.78	22,362	5.81	7,891	6.32	5,349	5.78

Total allowance for loan losses	$150,122	100.00%	$179,644	100.00%	$137,165	100.00%	$38,285	100.00%	$20,517	100.00%

Allowance category as a percent of total allowance:
Single-family residential	13.65%		11.67%		8.13%		13.52%		7.38%
Multi-family residential	14.89		14.74		14.00		7.15		7.62
Commercial real estate	41.19		41.96		36.61		35.24		44.91
Construction and land	14.82		13.31		22.25		19.65		7.05
Consumer	2.43		1.48		2.70		3.83		6.96
Commercial business	13.02		16.86		16.31		20.61		26.08

Total allowance for loan losses	100.00%		100.00%		100.00%		100.00%		100.00%

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the March 31, 2011 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the OTS, which can recommend the establishment of additional general or specific loss allowances.

Foreclosed Properties and Reposessed Assets

Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $35.3 million during the year ended March 31, 2011. Individual Properties included in OREO at March 31, 2011 with a recorded balance in excess of $1 million are listed below:

		Carrying
Description	Location	Value
		(In thousands)

Vacant land	Northern Illinois	$6,375
Vacant land	Southeast Wisconsin	6,281
Condo units with additional land	Central Wisconsin	6,126
Multi family	South Central Wisconsin	4,803
Condominium and retail complex	Southeast Wisconsin	4,113
Retail/office building	Central Wisconsin	2,992
Commercial building and Vacant Land	Southern Wisconsin	2,950
Resort	Southern Wisconsin	2,468
Condo units	Northwest Wisconsin	2,280
Commercial building and Vacant Land	Southeast Wisconsin	2,193
Single family and vacant land	South Central Wisconsin	1,950
Community Based Residential Facility	Northeast Wisconsin	1,743
Vacant land	Southeast Wisconsin	1,530
Commercial building	Central Wisconsin	1,233
Multi family	South Central Wisconsin	1,190
Multi family	South Central Wisconsin	1,190
Other properties individually less than $1 million		41,292

		$90,707

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

Foreclosed properties are recorded at fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to foreclosed property. Subsequent decreases in the valuation of foreclosed properties are recorded as a write-down of the foreclosed property with a corresponding charge to expense or to the valuation allowance. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers. The fair market value is typically discounted 15% to cover selling and other costs. On a monthly basis, the Corporation reviews its carrying values of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis including recent sales or broker opinions.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if the Corporation were unable to meet its funding requirements at a reasonable cost. The Corporation manages liquidity risk at the bank and holding company to help ensure that it can obtain cost-effective funding to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that comes from retail and corporate banking businesses. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain liquidity position.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and the receipt of funding from Treasury through the CPP, the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity, the Corporation was unable to meet its obligations under the credit agreement during the year ended March 31, 2011.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of March 31, 2011, the Corporation had outstanding borrowings from the FHLB of $478.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of March 31, 2011 was $1,096.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $769.5 million.

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during each of the eight quarters ended March 31, 2011 due to a lack of liquidity. Because the Corporation deferred the quarterly dividend payments at least six times, the Corporation’s Board must, according to its Articles of Incorporation, as amended pursuant to the Corporation’s participation in CPP, automatically expand by two members and Treasury (or the then current holder of the preferred stock) may elect two directors at the next annual meeting and at every subsequent annual meeting until the dividend is paid in full. As of the date of this filing, we are working with Treasury regarding the appointment of two directors. Treasury currently has an observer present at quarterly Board meetings. The Corporation may not redeem the Preferred Stock prior to January 30, 2012 except with the proceeds from one or more qualified equity offerings. After three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.

As long as any Preferred Stock is outstanding, the Corporation may not pay dividends on its Common Stock, $.10 par value per share (the “Common Stock”), and redeem or repurchase its Common Stock, unless all accrued and unpaid dividends for all past dividend periods on the Preferred Stock are fully paid. Prior to the third anniversary of the Treasury’s purchase of the Preferred Stock, unless Preferred Stock has been redeemed or the Treasury has transferred all of the Preferred Stock to third parties, the consent of the Treasury will be required for the Corporation to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. The Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

As a condition to participating in the CPP, the Corporation issued and sold to the Treasury a warrant (the “Warrant”) to purchase up to 7,399,103 shares of the Corporation’s Common Stock, at an initial per share exercise price of $2.23, for an aggregate purchase price of approximately $16.5 million. The term of the Warrant is ten years. Exercise of the Warrant was subject to the receipt by the Corporation of shareholder approval which was received at the 2009 annual meeting of shareholders. The Warrant provides for the adjustment of the exercise price should the Corporation not receive shareholder approval, as well as customary anti-dilution provisions. Pursuant to the Securities Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The terms of the Treasury’s purchase of the preferred securities include certain restrictions on certain forms of executive compensation and limits on the tax deductibility of compensation we pay to executive management. The Corporation invested the proceeds of the sale of Preferred Stock and Warrant in the Bank as Tier 1 capital.

At March 31, 2011, the Bank had outstanding commitments to originate loans of $6.3 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $191.4 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following March 31, 2011 amounted to $1.22 billion. Scheduled maturities of borrowings during the same period totaled $181.0 million for the Bank and $124.8 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6 million at March 31, 2011 related to approximately $595.2 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2011, the Bank had $48.1 million of brokered deposits. At March 31, 2011, the Bank was under a Cease and Desist Order with the OTS which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital primarily consists of stockholders’ equity minus certain intangible assets. Core capital primarily consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. The OTS requirement for Banks with the highest supervisory rating is currently 3.00%. The requirement for all other financial institutions is 4.00%.

The Cease and Desist Orders also required that by no later than December 31, 2009, the Bank meet and maintain both a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12%. The Bank was required to submit to the OTS, and has submitted, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also required the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses. The Bank has completed these reviews.

At March 31, 2010, June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, the Bank had a core capital ratio of 3.73%, 4.08%, 4.36%, 4.43% and 4.26%, respectively, and a total risk-based capital ratio of 7.32%, 7.63%, 8.14%, 8.37% and 8.04%, respectively, each below the required capital ratios set forth above. As a result, the OTS may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OTS may grant extensions to the timelines established by the Orders.

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

The following summarizes the Bank’s capital levels and ratios and the levels and ratios required by its federal regulators to be considered well capitalized at March 31, 2011 and 2010 under standard PCA guidelines:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At March 31, 2011
Tier 1 capital
(to adjusted tangible assets)	$145,807	4.26%	$102,669	3.00%	$171,115	5.00%
Risk-based capital
(to risk-based assets)	174,453	8.04	173,616	8.00	217,020	10.00
Tangible capital
(to tangible assets)	145,807	4.26	51,335	1.50	N/A	N/A
At March 31, 2010:
Tier 1 capital
(to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital
(to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital
(to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
	(In thousands)

Stockholders’ equity of the Bank	$126,916	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(1,061)	(1,418)
Accumulated other comprehensive loss	19,952	5,399

Tier 1 and tangible capital	145,807	164,932
Plus: Allowable general valuation allowances	28,646	36,130

Risk-based capital	$174,453	$201,062

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of positive liquidity at the Bank. At March 31, 2011, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $2.6 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of Amendment No. 7 to the Amended and Restated Credit Agreement on November 30, 2011, and $110 million of Series B Preferred Stock and dividends and interest.

Credit Agreement

On May 31, 2011, the Corporation entered into Amendment No. 7, dated May 25, 2011 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” The Corporation owes $116.3 million to various lenders led by U.S. Bank under the Credit Agreement.

Under the Amendment, the Agent and the lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any event of default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other existing defaults); or (ii) November 30, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing on the Loan is due on the earlier of (i) the date the Loans are paid in full or (ii) the Maturity Date.

The Amendment requires the Bank to maintain the following financial covenants:

•	a Tier 1 Leverage Ratio of not less than 3.95% at all times.

•	a Total Risk Based Capital ratio of not less than 7.65% at all times.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed 12.00% at any time.

The total outstanding principal balance under the Credit Agreement as of March 31, 2011 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or November 30, 2011. For additional information about the Credit Agreement, see Part II, Item 1A — Risk Factors — Risks Related to Our Credit Agreement.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on May 31, 2011. Under the terms of the Credit Agreement, as amended on May 31, 2011, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Contractual Obligations and Commitments

At March 31, 2011, on a consolidated basis the Corporation had outstanding commitments to originate $6.3 million of loans and commitments to extend funds to or on behalf of customers pursuant to lines and letters of credit of $191.5 million. See Note 16 to the Consolidated Financial Statements included in Item 8. Commitments to extend funds typically have a term of less than one year. Management believes adequate capital and borrowings are available from various sources to fund all commitments to the extent required.

The following table summarizes our contractual principal cash obligations and other commitments at March 31, 2011:

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

FHLB advances	$478,479	$120,979	$171,500	$—	$186,000
Short term line of credit	116,300	116,300	—	—	—
FDIC guaranteed senior note	60,000	60,000	—	—	—

Total other borrowed funds	654,779	297,279	171,500	—	186,000
Certificates of deposit	1,577,067	1,223,029	335,711	18,327	—
Other deposits	1,126,592	1,126,592	—	—	—
Operating lease obligations	17,336	1,794	3,119	2,689	9,734

Total contractual obligations	$3,375,774	$2,648,694	$510,330	$21,016	$195,734

In May 2009, the Corporation began deferring payments of dividends on its preferred stock. The dividends on the preferred stock are recorded only when declared. At March 31, 2011, the cumulative amount of dividends in arrears not declared was $12.5 million.

At March 31, 2011, the Bank’s capital was below all capital requirements of the OTS as mandated by the OTS Order to Cease and Desist. See Note 12 to the Consolidated Financial Statements included in Item 8.

OTS Orders to Cease and Desist

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

The Orders also require that no later than December 31, 2009, the Bank was to meet and maintain both a core capital ratio equal to or greater than eight percent and a total risk-based capital ratio equal to or greater than twelve percent. The Bank also submitted, to the OTS, within the prescribed time periods, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

On August 31, 2010, the OTS approved the Capital Restoration Plan submitted by the Bank, although the approval included a Prompt Corrective Action Directive (“PCA”). The only new requirement of the PCA is that the Bank shall obtain prior written approval from the Regional Director before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of other real estate owned due to foreclosure (“OREO”) where the contract does not exceed $3.5 million and the sales price of the OREO does not fall below 85% of the net carrying value of the OREO.

At September 30, 2010, December 31, 2010 and March 31, 2011, the Bank had a core capital ratio of 4.36%, 4.43% and 4.26%, respectively, and a total risk-based capital ratio of 8.14%, 8.37% and 8.04%, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

The Corporation is actively working with its advisors to explore possible alternatives to raise additional equity capital. If completed, any such transaction would likely result in significant dilution for the current common shareholders.

Market Risk Management Overview

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Asset and Liability Management.

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

Asset and Liability Management.  The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of March 31, 2011 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

The Corporation’s asset/liability management strategy is to maximize net interest income while limiting exposure to risks associated with changes in interest rates. This strategy is implemented by the Corporation’s ongoing analysis and management of its interest rate risk. A principal function of asset/liability management is to coordinate the levels of interest-sensitive assets and liabilities to manage net interest income fluctuations within limits in times of fluctuating market interest rates.

Interest rate risk results when the maturity or repricing intervals and interest rate indices of the interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments are different, thus creating a risk that will result in disproportionate changes in the value of and the net earnings generated from the Corporation’s interest-earning assets, interest-bearing liabilities, and off-balance-sheet financial instruments. The Corporation’s exposure to interest rate risk is managed primarily through the Corporation’s strategy of selecting the types and terms of interest-earning assets and interest-bearing liabilities that generate favorable earnings while limiting the potential negative effects of changes in market interest rates. Because the Corporation’s primary source of interest-bearing liabilities is customer deposits, the Corporation’s ability to manage the types and terms of such deposits may be somewhat limited by customer maturity preferences in the market areas in which the Corporation operates. Deposit pricing is competitive with promotional rates frequently offered by competitors. Borrowings, which include FHLB advances, short-term borrowings, and long-term borrowings, are generally structured with specific terms which, in management’s judgment, when aggregated with the terms for outstanding deposits and matched with interest-earning assets, reduce the Corporation’s exposure to interest rate risk. The rates, terms, and interest rate indices of the Corporation’s interest-earning assets result primarily from the Corporation’s strategy of investing in securities and loans (a portion of which have adjustable rates). This permits the Corporation to limit its exposure to interest rate risk, together with credit risk, while at the same time achieving a positive interest rate spread from the difference between the income earned on interest-earning assets and the cost of interest-bearing liabilities.

Management uses a simulation model for the Corporation’s internal asset/liability management. The model uses maturity and repricing information for securities, loans, deposits, and borrowings plus repricing assumptions on products without specific repricing dates (e.g., savings and interest-bearing demand deposits), to calculate the cash flows, income, and expense of the Corporation’s assets and liabilities. In addition, the model computes a theoretical market value of the Corporation’s equity by estimating the market values of its assets and liabilities. The model also projects the effect on the Corporation’s earnings and theoretical value for a change in interest rates. The Corporation’s exposure to interest rates is reviewed on a monthly basis by senior management and the Corporation’s Board of Directors.

The Corporation performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. The tables below present the Corporation’s projected changes in net interest income for the various rate shock levels at March 31, 2011 and March 31, 2010, respectively. Some assumptions have been modified for the March 31, 2011 results to better align the interest rate risk results with customer behavior and product pricing disciplines. As a result of current market conditions, 100 and 200 basis point decreases in market interest rates are not applicable for 2011 and 2010 as those decreases would result in some deposit interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Increase

March 31, 2011	8.83%	5.01%
March 31, 2010	13.49%	7.07%

As shown above, at March 31, 2011, the effect of an immediate 200 basis point increase in interest rates would increase the Corporation’s net interest income by 8.83%. Overall net interest income sensitivity remains within the Corporation’s and recommended regulatory guidelines.

The changes in the Corporation’s net interest income sensitivity were due, in large part, to the optionality on both sides of the balance sheet. The changes in net interest income over the one year horizon for March 31, 2011 under the 1.0% and 2.0% increases in market interest rates scenarios are reflective of this optionality. In general, in a rising rate environment, yields on floating rate loans and investment securities are expected to re-price upwards more quickly than the cost of funds.

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The following table sets forth the interest rate sensitivity of the Corporation’s assets and liabilities as of March 31, 2011, and provides the repricing dates of the Corporation’s interest-earning assets and interest-bearing liabilities as of that date, as well as the Corporation’s interest rate sensitivity gap percentages for the periods presented.

	Interest Rate Sensitivity for the Periods Ended
								Fair Value
	03/31/12	03/31/13	03/31/14	03/31/15	03/31/16	Thereafter	Total(4)	03/31/11
	(Dollars In thousands)

Rate sensitive assets:
Mortgage loans — Fixed(1)(2)	$841,558	$194,003	$66,854	$23,081	$16,082	$47,798	1,062,554	$1,029,306
Average interest rate	6.07%	6.11%	6.15%	6.19%	6.21%	6.19%	6.14%
Mortgage loans — Variable(1)(2)	853,766	82,417	11,506	1,897	581	703	849,479	819,582
Average interest rate	5.15%	5.94%	5.86%	5.75%	5.74%	5.67%	5.19%
Consumer loans(1)	170,670	81,544	57,543	45,049	38,521	171,755	504,828	482,005
Average interest rate	5.88%	6.41%	6.07%	5.82%	5.70%	5.43%	5.74%
Commercial business loans(1)	87,522	12,586	11,041	1,065	1,974	1,672	103,506	99,225
Average interest rate	5.78%	5.80%	5.63%	5.31%	4.89%	4.84%	5.72%
Investment securities(3)	128,969	60,756	46,200	35,907	30,199	348,533	650,564	650,564
Average interest rate	1.43%	3.55%	3.20%	2.63%	1.77%	1.07%	1.68%
Total rate sensitive loans(4)	1,953,516	370,550	146,944	71,092	57,158	221,928	2,520,367	2,430,117
Total rate sensitive assets	2,082,485	431,306	193,144	106,999	87,357	570,461	3,170,931	3,080,681
Rate sensitive liabilities:
Interest-bearing transaction accounts(5)	193,431	179,646	151,946	122,956	98,115	376,282	1,122,376	1,056,699
Average interest rate	0.23%	0.24%	0.24%	0.24%	0.24%	0.24%	0.23%
Time deposits(5)	1,224,868	302,637	31,234	9,698	8,630	0	1,577,067	1,590,985
Average interest rate	1.68%	1.93%	3.68%	2.80%	2.11%	0.00%	1.78%
Borrowings	297,279	160,000	11,500	0	0	186,000	654,779	676,914
Average interest rate	3.66%	3.08%	1.93%	0.00%	0.00%	3.21%	3.36%
Total rate sensitive liabilities	1,715,578	642,283	194,680	132,654	106,745	562,282	3,354,222	3,324,598
Interest sensitivity gap	$366,907	$(210,977)	$(1,536)	$(25,655)	$(19,388)	$8,179	$(183,291)

Cumulative interest sensitivity gap	$366,907	$155,930	$154,394	$128,739	$109,351	$117,530

Cumulative interest sensitivity gap as
a percent of total assets	10.81%	4.59%	4.55%	3.79%	3.22%	3.46%

(1)	Loan Balances for the periods are shown before adjustments for non-interest bearing items totaling $300.8 million.

(2)	Includes $7.5 million of loans held for sale spread throughout the periods.

(3)	Includes $523.3 million of securities available for sale, $72.4 million of interest bearing deposits, $54.8 million of FHLB Stock and $27 thousand of securities held to maturity spread throughout the periods.

(4)	Loan Total and Fair Value amounts are shown net of respective amounts of $300.8 million and $425.2 million which represents non-interest bearing items.

(5)	Does not include $6.0 million of net escrow accounts because they are non-rate sensitive. Also excludes accrued interest payable of $3.5 million less intercompany items of $(1.8) million. Projected decay rates for demand deposits and passbook savings are selected by management from various sources including the OTS.

The chart above shows the Corporation was asset sensitive or had a positive Gap of 10.55% in Year 1, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of the Corporation’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing off of different indices.

Mortgage-backed securities, including adjustable rate mortgage pools, are included in the above table based on their estimated repricing or principal paydowns obtained from outside analytical sources. Loans are included in the above table based on contractual maturity or contractual repricing dates, coupled with principal prepayment assumptions. Deposits are based on management’s analysis of industry trends and customer behavior.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. The “Gap” analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Because such assumptions can be no more than estimates, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the gap table included above does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company’s net interest income.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF ANCHOR BANCORP WISCONSIN INC.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Balance Sheets

		March 31,
	March 31,	2010
	2011	(As Restated)
	(In thousands,
	except share data)

ASSETS
Cash and due from banks	$34,596	$42,411
Interest-bearing deposits	72,419	469,751

Cash and cash equivalents	107,015	512,162
Investment securities available for sale	523,289	416,203
Investment securities held to maturity (fair value of $28 and $40, respectively)	27	39
Loans:
Held for sale	7,538	19,484
Held for investment, less allowance for loan losses of $150,122 at March 31, 2011 and $179,644 at March 31, 2010	2,520,367	3,229,580
Foreclosed properties and repossessed assets, net	90,707	55,436
Real estate held for development and sale	717	1,304
Office properties and equipment	29,127	43,558
Federal Home Loan Bank stock — at cost	54,829	54,829
Accrued interest and other assets	61,209	83,670

Total assets	$3,394,825	$4,416,265

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Deposits
Non-interest bearing	$240,671	$285,374
Interest bearing deposits and accrued interest	2,466,489	3,267,388

Total deposits and accrued interest	2,707,160	3,552,762
Other borrowed funds	654,779	789,729
Other liabilities	46,057	31,560

Total liabilities	3,407,996	4,374,051

Commitments and contingent liabilities (Note 16)
Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $12,507 in 2011 and $6,573 in 2010	89,008	81,596
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,677,594 and 21,685,925 shares outstanding, respectively	2,536	2,536
Additional paid-in capital	111,513	114,662
Retained deficit	(103,362)	(54,677)
Accumulated other comprehensive income (loss) related to AFS securities	(16,397)	507
Accumulated other comprehensive loss related to OTTI non credit issues	(3,555)	(5,906)

Total accumulated other comprehensive loss	(19,952)	(5,399)
Treasury stock (3,685,745 and 3,677,414 shares, respectively), at cost	(90,534)	(90,975)
Deferred compensation obligation	(2,380)	(5,529)

Total Anchor BanCorp stockholders’ (deficit) equity	(13,171)	42,214

Total liabilities and stockholders’ (deficit) equity	$3,394,825	$4,416,265

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended March 31,
	2011	2010	2009
	(As Restated)
	(In thousands, except per share data)

Interest income:
Loans	$150,692	$195,594	$241,113
Investment securities and Federal Home Loan Bank stock	15,251	20,443	18,615
Interest-bearing deposits	520	1,045	534

Total interest income	166,463	217,082	260,262
Interest expense:
Deposits	48,665	87,340	94,857
Other borrowed funds	32,718	44,783	40,615

Total interest expense	81,383	132,123	135,472

Net interest income	85,080	84,959	124,790
Provision for credit losses	51,198	161,926	205,719

Net interest income (loss) after provision for credit losses	33,882	(76,967)	(80,929)
Non-interest income:
Total other than temporary losses	(8)	(2,337)	(7,152)
Portion of loss recognized in other comprehensive income	—	2,100	6,347
Reclassification from accumulated other comprehensive income	(432)	(847)	—

Net impairment losses recognized in earnings	(440)	(1,084)	(805)
Loan servicing income, net of amortization	1,592	2,570	2,957
Credit enhancement income on mortgage loans sold	648	1,259	1,784
Service charges on deposits	12,317	15,433	15,487
Investment and insurance commissions	3,448	3,451	3,933
Net gain on sale of loans	17,764	18,584	10,681
Net gain (loss) on sale of investment securities	8,661	11,095	(3,298)
Net gain on sale of branches	7,350	—	—
Other revenue from real estate partnership operations	92	1,684	10,324
Other	4,431	3,761	4,884

Total non-interest income	55,863	56,753	45,947
Non-interest expense:
Compensation	42,002	53,042	56,472
Real estate investment partnership cost of sales	—	—	1,736
Occupancy	8,541	10,256	10,370
Federal deposit insurance premiums	11,402	18,630	3,907
Furniture and equipment	6,559	7,950	8,431
Data processing	6,540	7,178	7,327
Marketing	1,479	2,282	3,026
Other expenses from real estate partnership operations	662	4,959	9,506
Real estate partnership impairment	—	—	17,631
Foreclosed properties and repossessed assets — net expense	27,525	25,450	13,515
Foreclosure cost advance impairment	—	4,677	—
Mortgage servicing rights impairment (recovery)	(97)	(1,905)	2,407
Goodwill impairment	—	—	72,181
Legal services	7,978	5,137	2,225
Other professional fees	3,868	3,821	638
Other	14,300	16,723	16,559

Total non-interest expense	130,759	158,200	225,931

Loss before income taxes	(41,014)	(178,414)	(260,913)
Income tax expense (benefit)	164	(1,500)	(30,098)

Net Loss	(41,178)	(176,914)	(230,815)
Income attributable to non-controlling interest in real estate partnerships	—	—	148
Preferred stock dividends in arrears	(5,934)	(5,648)	(925)
Preferred stock discount accretion	(7,412)	(7,411)	(1,247)

Net loss available to common equity of Anchor BanCorp	$(54,524)	$(189,973)	$(232,839)

Loss per common share:
Basic	$(2.57)	$(8.97)	$(11.05)
Diluted	(2.57)	(8.97)	(11.05)
Dividends declared per common share	—	—	0.29

See accompanying Notes to Consolidated Financial Statements.

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

								Accumulated
								Other
	Non-			Additional	Retained		Deferred	Comprehensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total

Balance at April 1, 2008 as previously reported	$6,081	$—	$2,536	$72,300	$374,593	$(100,930)	$(5,247)	$1,864	$351,197
Prior period adjustment (See Note 1)	—	—	—	5,247	—	—	—	—	5,247

Balance at April 1, 2008 as restated	$6,081	$—	$2,536	$77,547	$374,593	$(100,930)	$(5,247)	$1,864	$356,444
Comprehensive income (loss):
Net loss	—	—	—	—	(230,667)	—	—	—	(230,667)
Non-credit portion of other-than-temporary impairments:
Held-to-maturity securities, net of tax	—	—	—	—	—	—	—	—	—
Available-for-sale securities, net of tax of ($0.5) million	—	—	—	—	—	—	—	(5,856)	(5,856)
Change in net unrealized gains (losses) on available-for-sale securities net of tax of ($0.2) million	—	—	—	—	—	—	—	(2,345)	(2,345)

Comprehensive loss									$(238,868)

Change in non-controlling interest	(5,670)	—	—	—	—	—	—	—	(5,670)
Issuance of preferred stock	—	72,938	—	—	—	—	—	—	72,938
Issuance of stock warrant	—	—	—	37,062	—	—	—	—	37,062
Exercise of stock options	—	—	—	—	(1,102)	2,587	—	—	1,485
Issuance of treasury stock	—	—	—	—	(2,673)	3,599	—	—	926
Change in deferred compensation obligation	—	—	—	233	—	—	(233)	—	—
Accretion of preferred stock discount	—	1,247	—	—	(1,247)	—	—	—	—
Cash dividend ($0.29 per share)	—	—	—	—	(6,101)	—	—	—	(6,101)
Tax benefit from stock related compensation	—	—	—	(35)	—	—	—	—	(35)

Balance at March 31, 2009, as restated (See Note 1)	$411	$74,185	$2,536	$114,807	$132,803	$(94,744)	$(5,480)	$(6,337)	$218,181

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) — (Continued)

								Accumulated
								Other
	Non-			Additional	Retained		Deferred	Comprehensive
	Controlling	Preferred	Common	Paid-in	Earnings	Treasury	Compensation	Income
	Interest	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total

Balance at April 1, 2009, as restated (See Note 1)	$411	$74,185	$2,536	$114,807	$132,803	$(94,744)	$(5,480)	$(6,337)	$218,181
Comprehensive income (loss):
Net loss (As restated)	—	—	—	—	(176,914)	—	—	—	(176,914)
Non-credit portion of other-than-temporary impairments: Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	(2,100)	(2,100)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(11,095)	(11,095)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	847	847
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	13,286	13,286

Comprehensive loss									$(175,976)

Change in non-controlling interest	(411)	—	—	—	—	—	—	—	(411)
Issuance of treasury stock	—	—	—	(194)	(3,155)	3,769	—	—	420
Change in deferred compensation obligation	—	—	—	49	—	—	(49)	—	—
Accretion of preferred stock discount	—	7,411	—	—	(7,411)	—	—	—	—

Balance at March 31, 2010, as restated (See Note 1)	$—	$81,596	$2,536	$114,662	$(54,677)	$(90,975)	$(5,529)	$(5,399)	$42,214

Comprehensive income (loss):
Net loss	—	—	—	—	(41,178)	—	—	—	(41,178)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	—	8	8
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	—	(8,661)	(8,661)
Reclassification adjustment for credit portion of other-than-temporary investments realized in income, net of tax of $0	—	—	—	—	—	—	—	432	432
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	—	(6,332)	(6,332)

Comprehensive loss									$(55,731)

Issuance of treasury stock	—	—	—	—	(95)	441	—	—	346
Change in deferred compensation obligation	—	—	—	(3,149)	—	—	3,149	—	—
Accretion of preferred stock discount	—	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2011	$—	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)

See accompanying Notes to Consolidated Financial Statements

Anchor Bancorp Wisconsin Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2011	2010	2009
	(As Restated)
	(In thousands)

Operating Activities
Net loss	$(41,178)	$(176,914)	$(230,667)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for credit losses	51,198	161,926	205,719
Provision for OREO losses	15,125	19,775	10,387
Provision for depreciation and amortization	4,477	4,951	5,400
Amortization and accretion of investment securities, net	2,814	2,980	(245)
Goodwill impairment	—	—	72,181
Real estate held for development and sale impairment	—	—	17,631
Mortgage servicing rights (recovery) impairment	(97)	(1,905)	2,407
Foreclosure cost advance impairment	—	4,677	—
Decrease in non-controlling interest in real estate partnerships	—	(411)	(5,670)
Cash paid due to origination of loans-held-for-sale	(804,538)	(1,518,569)	(1,809,627)
Cash received due to sale of loans-held-for-sale	834,248	1,133,344	888,036
Net gain on sales of loans	(17,764)	(18,584)	(10,681)
Net (gain) loss on investments and mortgage-related securities	(8,661)	(11,095)	3,298
Gain on sale of foreclosed properties	(3,640)	(632)	—
Gain on sale of branches	(7,350)	—	—
Net loss on impairment of securities-available-for-sale	440	1,084	805
Deferred income taxes	—	16,202	(12,442)
Stock-based compensation expense	310	503	611
Decrease in accrued interest receivable	3,805	5,217	4,546
Decrease (increase) in prepaid expense and other assets	26,103	15,350	(37,050)
Increase (decrease) in accrued interest payable on deposits and borrowings	8,198	(5,473)	(7,076)
Increase (decrease) in other liabilities	872	(20,233)	5,667

Net cash provided (used) by operating activities	64,362	(387,807)	(896,770)
Investing Activities
Proceeds from sales of securities	385,924	468,020	22,170
Proceeds from maturities of securities	69,526	50,936	79,981
Purchase of securities	(631,640)	(497,659)	(302,902)
Principal collected on securities	59,971	104,343	60,122
Net decrease in loans-held-for-investment	483,152	942,743	804,289
Purchases of office properties and equipment	(1,394)	(2,180)	(5,327)
Proceeds from sales of office properties and equipment	1,260	468	79
Capitalized improvments of OREO	(946)	—	—
Proceeds from sale of foreclosed properties	42,359	39,073	21,660
Sale of real estate held for development and sale	587	14,654	24,892
Branch sale — Royal Credit Union net of cash and cash equivalents	(99,897)	—	—
Branch sale — Nicolet net of cash and cash equivalents	(80,256)	—	—

Net cash provided by investing activities	228,646	1,120,398	704,964
Financing Activities
Net (decrease) increase in deposit accounts	(562,660)	(364,783)	390,310
(Decrease) increase in advance payments by borrowers for taxes and insurance	(545)	(809)	599
Proceeds from borrowed funds	2,275,515	56,357	597,299
Repayment of borrowed funds	(2,410,465)	(345,020)	(725,668)
Proceeds from issuance of preferred stock and common stock warrant	—	—	110,000
Exercise of stock options	—	—	1,485
Tax adjustment from stock related compensation	—	—	(35)
Payments of cash dividends to stockholders	—	—	(6,101)

Net cash provided (used) by financing activities	(698,155)	(654,255)	367,889

Net (decrease) increase in cash and cash equivalents	(405,147)	78,336	176,083
Cash and cash equivalents at beginning of year	512,162	433,826	257,743

Cash and cash equivalents at end of year	$107,015	$512,162	$433,826

Supplementary cash flow information:
Cash paid (received) or credited to accounts:
Interest on deposits and borrowings	$73,619	$133,489	$144,905
Income taxes	(17,732)	(29,376)	9,155
Non-cash investing and financing transactions:
Transfer of loans to foreclosed properties	88,169	59,601	76,363
Transfer of fixed asset to foreclosed properties	—	1,488	—
Securitization of mortgage loans held for sale to mortgage-backed securities	—	48,878	—

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Going Concern.  The Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Significant operating losses in fiscal 2009, 2010 and 2011, significant levels of criticized assets and low levels of capital raise substantial doubt about the Corporation’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustment that might be necessary if the Corporation is unable to continue as a going concern.

Cash and Cash Equivalents.  The Corporation considers interest-bearing deposits that have an original maturity of three months or less to be cash equivalents.

Investment Securities Held-to-Maturity and Available-For-Sale.  Debt securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are stated at amortized cost adjusted for amortization of premiums and accretion of discounts. Securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Securities are classified as trading when the Corporation intends to actively buy and sell securities in order to make a profit. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. There were no securities designated as trading during the three years ended March 31, 2011.

Discounts and premiums on investment and mortgage-backed securities are accreted and amortized into interest income using the effective yield method over the estimated remaining life of the assets.

Realized gains and losses are included in “Net gain (loss) on sale of investment securities” in the consolidated statements of operations as a component of non-interest income. The cost of securities sold is based on the specific identification method. When the Corporation sells held-to-maturity securities, it is in accordance with accounting standards as the securities are substantially mature.

Declines in the fair value of held-to-maturity and available-for-sale securities below their amortized cost basis that are deemed to be other-than-temporary impairment losses are reflected as realized losses. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the difference between the fair value of the security and its adjusted cost basis. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the original rate and the amortized cost basis is the credit loss. The amount of the credit loss is included in the consolidated statements of operations as an other-than-temporary impairment on securities and is an adjustment to the cost basis of the security. The portion of the total impairment that is related to all other factors is included in other comprehensive income (loss).

Loans Held for Sale.  Loans held for sale generally consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on an aggregate basis. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

Loan Sale Commitments for Mortgages Held for Sale.  Loan sale commitments for mortgages originated for sale meet the definition of derivatives. These commitments are carried at fair value.

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

Loans Held for Investment.  Loans held for investment are stated at the amount of the unpaid principal, reduced by unearned net loan fees and an allowance for loan losses. Interest on loans is accrued on the unpaid principal balances as earned. Loans are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. Past due status is based on contractual terms of the loan. Factors that management considers include early stage delinquencies and financial difficulties of the borrower that lead management to believe that principal and interest will not be collected in full. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. Payments received on non-accrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current. In prior periods, payments received were recognized in income on a cash basis. Loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Loans held for investment can be summarized into four different segments: residential loans, commercial and industrial loans, commercial real estate loans and consumer loans.

Residential Loans

Residential loans, substantially all of which are 1-to-4 family dwellings, are generally smaller in size and are homogeneous because they exhibit similar characteristics. Loans in this category are placed on non-accrual status when they become 90 days past due and remain on non-accrual status until sufficient payments are received to bring the loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to current status. Residential loans are charged off at the time of either an approved short sale and funds are received; information is received indicating an insufficient value and the borrower has not made a payment in six months; or the foreclosure sale is complete and the loan is being moved to foreclosed properties and repossessed assets.

Commercial and Industrial Loans

Commercial and industrial loans are loans for commercial, corporate and business purposes, including issuing letters of credit. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial and industrial loans are charged off when available information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

Commercial Real Estate Loans

Commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, warehouses, small retail shopping centers and various special purpose properties, including hotels, restaurants and nursing homes. Although terms vary, commercial real estate loans generally have amortizations of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index. Loans in this category are placed on non-accrual status when they become 90 days past due or in the judgment of management the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual. If a loan goes 90 days delinquent, the loan will remain on non-accrual status until the loan is brought current and there is evidence that the borrower has sufficient cash flow, income or liquidity to repay the loan in full. Commercial real estate loans are charged off when available information confirms that any portion of the recorded investment in a collateral dependent loan in excess of the fair value of the collateral is deemed a confirmed loss.

Consumer Loans

Consumer loans generally have higher interest rates than mortgage loans. The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans include second mortgage and home equity loans, education loans, vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. Loans in this category are placed on non-accrual status when they become 90 days past due and remain on non-accrual status until sufficient payments are received to bring the loan to current status. Consumer loans are charged off when a recent valuation shows no surplus for the Bank, upon repossession or sale of the collateral and deficiency is realized or upon reaching 150 days past due if unsecured.

Loan Fees and Discounts.  Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield. The Corporation primarily amortizes these amounts, as well as discounts on purchased loans, using the level yield method, adjusted for prepayments, over the life of the related loans.

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level believed adequate by management to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events in specific industries and geographical areas. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to net interest income based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. In addition, regulatory agencies periodically review the allowance for loan losses. These agencies may require the Corporation to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.

In determining the general allowance, the Corporation has defined the following segments within its loan portfolio: Residential, Commercial and Industrial, Commercial Real Estate and Consumer. The Corporation has disaggregated those segments into the following classes based on risk characteristics: Residential, Commercial and Industrial, Land and Construction, Multi-Family, Retail/Office and Other Commercial Real estate within the Commercial Real Estate segment and Education and Other Consumer within the Consumer segment. This allows management to identify trends in borrower behavior and loss severity. A historical loss factor is computed for each class of loan. In determining the appropriate period of activity to use in computing the historical loss factor management considers trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that it believes to be most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred in fiscal years 2011 and 2010, management reviewed each class’ historical losses by quarter for any trends that would indicate a shorter look back period would be more representative.

Management adjusts historical loss factors based on the following qualitative factors: changes in lending policies; procedures and practices; economic and industry trends and conditions; experience; ability and depth of lending management; level of and trends in past dues and delinquent loans; changes in the quality of the loan review system; changes in the value of the underlying collateral for collateral dependent loans; changes in credit concentrations and portfolio size; and other external factors such as legal and regulatory. In determining the impact, if any, of an individual qualitative factor, management compares the current underlying facts and circumstances surrounding a particular factor with those in the historical periods, adjusting the historical loss factor based on changes in the qualitative factor. Management will continue to analyze the qualitative factors on a quarterly basis, adjusting the historical loss factor as necessary, to a factor believed to be appropriate for the probable and inherent risk of loss in the portfolio.

Specific allowance allocations are established for probable losses resulting from analysis of impaired loans. A loan is considered impaired when it is probable that the Corporation will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. Impaired loans include non-accrual and performing troubled debt restructurings, exclusive of smaller homogeneous loans such as home equity, installment, and 1-4 family residential loans. Troubled debt restructurings are loans that the Bank has modified, due to financial difficulties of the borrower, where the terms of the modified loan are more favorable for the borrower than what the Bank would normally accept. The fair value of impaired loans is determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or the fair value of the underlying collateral less costs to sell, if the loan is collateral dependent. Cash collections on impaired loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is current.

On a monthly basis, adversely classified loans are analyzed to determine the amount to be charged off to the allowance. Commercial loans are charged off when available information indicates that specific loans, or portions of loans, are uncollectible. Any portion of the recorded investment deemed uncollectible in a collateral-dependent loan (including net deferred loan fees or costs and unamortized premium or discount) in excess of the fair value of the collateral is considered a confirmed loss and is charged against the allowance. Residential loans are charged off at the time funds are received by an approved short sale, information is obtained regarding the property that shows an insufficient value and the borrower has not made a payment in a significant amount of time or the foreclosure sale is complete and the loan is being reclassified to other real estate owned (“OREO”). Consumer loans are charged off

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on various criteria including: foreclosure sale is complete and there are no surplus proceeds available based on recent valuation, a recent valuation shows no surplus for the Bank, collateral is repossessed or sold and deficiency is realized, information is received indicating the collateral has little or no value, and for unsecured notes on or before reaching 150 days past due or the month following notice of discharge for a Chapter 7 Bankruptcy.

Reserve for Unfunded Commitments.  The reserve for unfunded commitments is determined using the overall loss factor of the associated loan and is applied to unfunded commitments of performing loans. A provision for unfunded commitments is charged to the provision for credit losses based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheet.

Foreclosed Properties and Repossessed Assets.  Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. Any increases in fair value over the net carrying value of the loans are recorded as recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at fair value, less estimated selling expenses. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to non-interest expense.

Real Estate Held for Development and Sale.  Real estate held for development and sale includes investments in land and partnerships that purchased land or other property. These investments are carried at estimated fair value. Income on the sale of land and lots between the entities is deferred until development and construction are complete and a third party purchases the property. Deferred income is then recognized as a component of non-interest income under real estate investment partnership revenue.

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

The assets in real estate held for development and sale and results of operations of the real estate investment segment are summarized in Note 20, “Segment Information.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Federal Home Loan Bank Stock.  The Bank is a member of the Federal Home Loan Bank (FHLB) system. As a result of membership in the FHLB system, the Bank is required to maintain a minimum investment in FHLB stock. FHLB stock is capital stock that is bought from and sold to the FHLB at $100 par. The stock is not transferable and cannot be used as collateral.

The investment in the stock of the FHLB Chicago is considered a long term investment. Accordingly, when evaluating for impairment, the value of the FHLB stock is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that reflects factors such as its operating performance, the severity and duration of the declines in the market value of its net assets relative to its capital levels, its commitment to make payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position. Although the FHLB Chicago was placed under a Cease and Desist Order and suspended dividends in 2007, the FHLB Chicago continues issuing new capital stock at par value, reported earnings in 2010, and reported that it is in compliance with regulatory capital requirements. FHLB restored paying a dividend in February 2011. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at March 31, 2011.

Deferred Stock Issuance Cost.  Stock issuance cost includes incremental direct costs incurred with third parties that are directly attributable to equity financing transactions. Those costs include legal and accounting fees and underwriters’ fees and expenses. Since certain of those costs are incurred in advance of receiving the proceeds from the equity financing transaction, they are deferred pending completion of the offering.

As further discussed in Note 2, the OTS has granted conditional approval of the Bank’s Capital Restoration Plan which included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. In connection with obtaining capital from an outside source, the Corporation is pursuing an equity offering in the form of the proposed issuance of additional common stock and a new class of preferred stock. At March 31, 2011, approximately $2.0 million of direct, incremental costs incurred have been capitalized and included in Other Assets in the Consolidated Balance Sheet.

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

The Corporation is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Accounting guidance related to uncertainty in income taxes prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Corporation must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. Generally Accepted Accounting Principles. The Corporation recognizes interest and penalties related to uncertain tax positions in other taxes.

Earnings Per Share.  Basic earnings per share (“EPS”) is computed by dividing net income available to common equity of Anchor Bancorp by the weighted average number of common shares outstanding for the period. The basic EPS computation excludes the dilutive effect of all common stock equivalents. Diluted EPS is computed by dividing net income available for common equity holders by the weighted average number of common shares outstanding plus all potential dilutive common shares which could be issued if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. The Corporation’s common stock equivalents represent shares issuable under its long-term incentive compensation plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Comprehensive Income (Loss).  Comprehensive income or loss is the total of reported net income or loss and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not reported as net income (loss). The Corporation includes unrealized gains or losses, net of tax, on securities available for sale in other comprehensive income (loss).

Deferred Compensation Obligation.  Deferred compensation obligation is the cost of the stock associated with selected employee benefit plans. Such plans include a deferred compensation agreement with a previous executive established in 1986. The benefits are 100% vested and are payable in the Corporation’s Stock. The Bank subsequently established a grantor trust to fund the obligations under the agreement, and the trust subsequently purchased shares to fund the obligation. Distributions are made in ten annual installments following the termination of employment. The Corporation also established an Excess Benefit Plan to provide deferred compensation to certain members of management. As contributions were made to a participant’s account, funds were deposited to an account for the participant and in turn shares of ABCW stock were purchased. The shares are maintained in trust accounts for each of the participants. No contributions were made during the year ended March 31, 2011. Contributions for the years ended March 31, 2010 and 2009 were $5,600 and $14,200, respectively. Distributions of the Corporation’s stock will be made to remaining participants six months following termination.

Shares related to the deferred compensation obligations are recorded as treasury shares and the liability is included in additional paid in capital in stockholders’ equity in the Consolidated Balance Sheets. See Note 13 for further discussion of the plans.

Repurchase Plan.  For the years ended March 31, 2011, 2010 and 2009, the Corporation did not repurchase any shares of common stock on the open market. All repurchased shares are held as treasury after settlement.

Stock-Based Compensation Plan.  The Corporation grants stock-based compensation to employees and directors under various plans discussed in Note 13. Compensation is granted in the forms of restricted stock and stock options.

The compensation expense recognized related to stock-based compensation was $310,000, $503,000 and $611,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

New Accounting Pronouncements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would primarily be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010.

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

ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. Certain of these disclosures are provided in Note 5. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures.

ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 states that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i ) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011. The Corporation does not anticipate a material effect upon the adoption of this pronouncement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications.  Certain 2010 and 2009 accounts have been reclassified to conform to the 2011 presentations. There was no impact on earnings or stockholders’ equity as a result of the reclassifications.

Restatement of Previously Issued Financial Statements

The Corporation has restated its previously issued financial statements to correct errors in the accounting for dividends on preferred stock and for two deferred compensation plans. The preferred stock issued to the U.S. Treasury pursuant to the Capital Purchase Program has a cumulative dividend rate of 5% per year. Although the Corporation had deferred payment of all dividends, a liability was recorded for each of the quarters in the period March 31, 2009 — September 30, 2010. The Corporation also accrued interest at the rate of 5% simple interest on the unpaid dividends whereas the agreement with the U.S. Treasury requires a dividend of 5% compounded on the unpaid dividends. The accounting guidance for recording dividends prohibits a dividend from being accrued until it has been declared. The Corporation and the Bank are prohibited from declaring dividends as a result of the Orders to Cease and Desist issued by the OTS. (See Note 2 for further discussion.) As a result, since the dividend was never declared, a liability should not have been established and other liabilities was overstated and retained earnings was understated as outlined below. The accrual of interest on the unpaid dividends resulted in an overstatement of interest expense and net loss and an understatement in stockholders’ equity. Because of the nature of the misclassification, there was no impact on the net loss available to common shareholders.

The financial statements for the years ended March 31, 2010 and 2009 have also been restated to properly reflect the obligation for deferred compensation that is to be paid in shares of Anchor Bancorp common stock. Two deferred compensation plans required the payment to the plan participants in the form of Anchor Bancorp common stock. Grantor trusts were established to purchase the common shares. The Corporation incorrectly presented the obligation in other liabilities when it should have been shown as a component of stockholders’ equity. As a result, other liabilities were overstated and stockholders’ equity was understated. At April 1, 2008 stockholders’ equity was increased by $5.247 million to correct the aggregate effect of the errors on the prior years. The following is a summary of the effects of the restatements for the years ended March 31, 2010 and 2009:

	As of March 31, 2010
	As	Preferred	Deferred
	Previously	Dividend	Compensation
Consolidated Balance Sheets	Reported	Adjustment	Adjustment	Restated
	(In thousands)

Other borrowed funds	$796,153	$(6,424)	$—	$789,729
Other liabilities	37,237	(148)	(5,529)	31,560
Total liabilities	4,386,152	(6,572)	(5,529)	4,374,051
Retained earnings	(61,249)	6,572	—	(54,677)
Additional paid in capital	109,133	—	5,529	114,662
Total AnchorBancorp stockholders’ equity	30,113	6,572	5,529	42,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended March 31, 2010
		Preferred	Deferred
	As	Dividend	Compensation
Consolidated Statements of Operations	Reported	Adjustment	Adjustment	Restated
		(In thousands)

Interest expense on other borrowed funds	$44,931	$(148)	$—	$44,783
Total interest expense	132,271	(148)	—	132,123
Net interest income	84,811	148	—	84,959
Net interest income (loss) after provision for credit loss	(77,115)	148	—	(76,967)
Loss before income taxes	(178,562)	148	—	(178,414)
Net loss	(177,062)	148	—	(176,914)
Preferred stock dividends in arrears	(5,500)	(148)	—	(5,648)

	For the Year Ended March 31, 2010
		Preferred	Deferred
	As	Dividend	Compensation
Consolidated Statements of Cash Flows	Reported	Adjustment	Adjustment	Restated
	(In thousands)

Net loss	$(177,062)	$148	$—	$(176,914)
Increase (decrease) in other liabilities	(20,085)	(148)	—	(20,233)

	As of March 31, 2009
	As	Preferred	Deferred
	Previously	Dividend	Compensation
Consolidated Balance Sheets	Reported	Adjustment	Adjustment	Restated
	(In thousands)

Other borrowed funds	$1,078,392	$(925)	$—	$1,077,467
Other liabilities	58,115	—	(5,480)	52,635
Total liabilities	5,060,334	(925)	(5,480)	5,053,929
Retained earnings	131,878	925	—	132,803
Additional paid in capital	109,327	—	5,480	114,807
Total AnchorBancorp stockholders’ equity	211,365	925	5,480	217,770

The net income available to common shareholders for the quarters ending September 30, 2010 and December 31, 2010 have been restated. The Corporation ceased the accrual of dividends August 15, 2010. The calculation of the net income available to common shareholders included only the dividends that had been accrued versus the dividends that were in arrears. The adjustment to the earnings per common share for the quarters ended September 30, 2010 and December 31, 2010 was $0.04 and $0.06, respectively. While net loss changed due to the accrual of interest on the unpaid dividends in all quarters in 2011 and 2010, the net loss per common share was not impacted by that adjustment. See Note 23 for the further effects of the restatement on the quarterly financial information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Orders also required the Bank to meet and maintain a core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 12% by December 31, 2009. The Bank also submitted to the OTS, within prescribed time periods, a written capital restoration plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

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

At September 30, 2010, December 31, 2010 and March 31, 2011, the Bank had a core capital ratio of 4.36%, 4.43% and 4.26%, respectively, and a total risk-based capital ratio of 8.14%, 8.37% and 8.04%, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the limits set by the FDIC.

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Orders. The Corporation and the Bank continue to consult with the OTS on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in recent fiscal years, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OTS or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

In July 2010, the Office of Thrift Supervision granted conditional approval of the Bank’s Capital Restoration Plan (Plan). In conjunction with this approval, the Bank executed a Stipulation and Consent to a Prompt Corrective Action Directive dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion.

Further, the Corporation entered into an amendment dated May 25, 2011 and executed May 31, 2011 (“Amendment No. 7”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 11, in which existing financial covenants remained the same and the interest rate was increased to 15.0%. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of March 31, 2011, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce the outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce the outstanding borrowings to zero by November 30, 2011, which may limit our ability to fund ongoing operations.

Credit Risks

While the Corporation has devoted and will continue to devote substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about material adverse consequences that may occur in the near term. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Corporation has incurred a net loss of $41.6 million for the fiscal year ended March 31, 2011. Stockholders’ equity decreased from $42.1 million or 0.95% of total assets at March 31, 2010 to a deficit of $13.8 million or (0.41)% of total assets at March 31, 2011. At March 31, 2011, the Bank’s Risk-based capital is considered adequately capitalized for regulatory purposes. Under OTS requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. The provision for credit losses was $51.2 million for the year ended March 31, 2011, which has reduced the Corporation’s net interest income. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.

Note 3 —	Restrictions on Cash and Due From Bank Accounts

AnchorBank fsb (Bank) is required to maintain cash and reserve balances with the Federal Reserve Bank. The average amount of reserve balances for the years ended March 31, 2011 and 2010 was approximately $24.1 million and $21.0 million, respectively.

The nature of the Corporation’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits. Management monitors these correspondent relationships and the Corporation has not experienced any losses in such accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Investment Securities

The amortized cost and fair values of investment securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
	(In thousands)

At March 31, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,037	$89	$—	$4,126
Corporate stock and bonds	1,151	87	(19)	1,219
Agency CMOs and REMICs	342	16	—	358
Non-agency CMOs	49,921	371	(3,655)	46,637
Residential agency mortgage-backed securities	6,131	282	(24)	6,389
GNMA securities	481,659	1,158	(18,257)	464,560

	$543,241	$2,003	$(21,955)	$523,289

Held-to-maturity:
Residential agency mortgage-backed securities	$27	$1	$—	$28

At March 31, 2010:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$51,029	$49	$(47)	$51,031
Corporate stock and bonds	1,176	72	(50)	1,198
Agency CMOs and REMICs	1,393	20	—	1,413
Non-agency CMOs	91,140	550	(6,323)	85,367
Residential agency mortgage-backed securities	14,907	593	(60)	15,440
GNMA securities	261,957	1,226	(1,429)	261,754

	$421,602	$2,510	$(7,909)	$416,203

Held-to-maturity:
Residential agency mortgage-backed securities	$39	$1	$—	$40

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at March 31, 2011 and 2010.

	At March 31, 2011
	Unrealized Loss Position		Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Corporate stock and other	$—	$—	$68	$(19)	$68	$(19)
Non-agency CMOs	4,020	(22)	22,382	(3,633)	26,402	(3,655)
Residential mortgage-backed securities	948	(24)	—	—	948	(24)
GNMA securities	390,689	(18,257)	—	—	390,689	(18,257)

	$395,657	$(18,303)	$22,450	$(3,652)	$418,107	$(21,955)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At March 31, 2010
	Unrealized Loss Position		Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

US government sponsored and federal agency obligations	$4,000	$(47)	$—	$—	$4,000	$(47)
Corporate stock and other	51	(13)	50	(37)	101	(50)
Non-agency CMOs	4,244	(37)	43,029	(6,286)	47,273	(6,323)
Residential mortgage-backed securities	1,336	(60)	—	—	1,336	(60)
GNMA securities	138,996	(1,429)	—	—	138,996	(1,429)

	$148,627	$(1,586)	$43,079	$(6,323)	$191,706	$(7,909)

The tables above represent 46 investment securities at March 31, 2011 compared to 43 at March 31, 2010 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other than temporary losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions are met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs. On a cumulative basis, other-than-temporary impairments recognized in earnings by year of vintage were $1.5 million for 2007, $317,000 for 2006, $349,000 for 2005 and $33,000 prior to 2005.

The Corporation utilizes a discounted cash flow model in the calculation of other-than-temporary impairments on non-agency CMOs. This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.

To estimate fair value of non-agency CMOs, the Corporation discounted estimated expected cash flows after credit losses at rates ranging from 4.0% to 12.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The Corporation benchmarks its fair value results to a pricing service and monitors the market for actual trades. The Corporation includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The significant inputs used for calculating the credit loss portion of securities with other than temporary impairment (“OTTI”) include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of March 1, 2011. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The month 1 to month 24 constant default rate in the model ranged from 3.3% to 11.4%.

At March 31, 2011, the Corporation had 21 non-agency CMOs with a fair value of $28.2 million and an adjusted cost basis of $31.8 million that were other-than-temporarily impaired. At March 31, 2010, the Corporation had 15 non-agency CMOs with a fair value of $34.8 million and an adjusted cost basis of $40.7 million. Seven of these non-agency CMOs were sold subsequent to March 31, 2011, but an impairment loss of $8,000 was recorded as of March 31, 2011 due to management intent to sell. The Corporation recognized the $8,000 impairment in earnings as OTTI due to intent to sell these seven securities in accordance with generally accepted accounting policies for the year ended March 31, 2011. The Corporation also sold one OTTI security with a fair value of $3.7 million during the year ended March 31, 2011. The portion of the other-than-temporary impairment due to credit of $0.4 million and $1.1 million was included in earnings for the years ending March 31, 2011 and 2010, respectively.

The Corporation has $17.1 million in net unrealized losses on long-term Ginnie Mae (“GNMA”) securities as of March 31, 2011 due to increases in interest rates and factors other than credit. The Corporation has reviewed this portfolio for other-than-temporary impairment. Management has concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income.

The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income for the years ended March 31, 2011 and 2010 (in thousands):

	Year Ended	Year Ended
	March 31, 2011	March 31, 2010

Beginning balance of the amount of OTTI related to credit losses	$1,889	$805
The credit portion of other-than-temporary-impairment not previously recognized	—	237
Additional increases to the amount related to the credit loss for which OTTI was previously recognized	432	847
Credit portion of OTTI previously recognized for securities sold during the period	(124)	—

Ending balance of the amount of OTTI related to credit losses	$2,197	$1,889

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Proceeds from sales:	$385,924	$468,020	$22,170
Gross gains on sales	8,661	11,116	—
Gross losses on sales	—	21	3,298

Net gain (loss) on sales	$8,661	$11,095	$(3,298)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2011 and 2010, investment securities available-for-sale with a fair value of approximately $420.8 million and $301.2 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair values of investment securities by contractual maturity at March 31, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities subject to six-month calls amount to $500,000 at March 31, 2011. There were no investment securities subject to twelve-month calls at March 31, 2011.

		After 1 Year	After 5 Years	Over
	Within 1 Year	through 5 Years	through 10 Years	Ten Years	Total
	(Dollars in thousands)

Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$4,126	$—	$—	$4,126
Corporate stock and other	—	—	—	1,219	1,219
Agency CMOs and REMICs	—	—	—	358	358
Non-agency CMOs	—	26	9,527	37,084	46,637
Residential mortgage-backed securities	—	496	873	5,020	6,389
GNMA securities	—	—	639	463,921	464,560

Total	$—	$4,648	$11,039	$507,602	$523,289

Held-to-maturity, at fair value:
Residential mortgage-backed securities	$—	$5	$23	$—	$28

Total	$—	$5	$23	$—	$28

	$—	$4,653	$11,062	$507,602	$523,317

Held-to-maturity, at cost:
Residential mortgage-backed securities	$—	$4	$23	$—	$27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	March 31,
	2011	2010

Residential	$648,514	$775,520
Commercial and industrial	99,689	169,050
Land and construction	251,043	333,503
Multi-family	423,587	535,905
Other commercial real estate	276,688	361,202
Retail/office	419,439	551,512
Other consumer	287,151	378,385
Education	276,735	331,475

	2,682,846	3,436,552
Contras to loans:
Allowance for loan losses	(150,122)	(179,644)
Undisbursed loan proceeds*	(8,761)	(23,334)
Unearned loan fees	(3,476)	(3,898)
Unearned interest	(115)	(88)
Net discount on loans purchased	(5)	(8)

	(162,479)	(206,972)

	$2,520,367	$3,229,580

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.

A summary of the activity in the allowance for loan losses follows:

	Year Ended March 31,
	2011	2010	2009
	(In thousands)

Allowance at beginning of year	$179,644	$137,165	$38,285
Provision	50,325	161,926	205,719
Charge-offs	(88,886)	(122,283)	(108,924)
Recoveries	9,039	2,836	2,085

Allowance at end of year	$150,122	$179,644	$137,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 (in thousands):

		Commercial	Commercial
	Residential	and Industrial	Real Estate	Consumer	Total

Allowance for Loan Losses:
Beginning balance	$20,658	$29,783	$126,553	$2,650	$179,644
Provisions	13,346	(3,644)	36,621	4,002	50,325
Charge-offs	(15,005)	(8,021)	(62,558)	(3,302)	(88,886)
Recoveries	1,488	1,423	5,829	299	9,039

Ending balance	$20,487	$19,541	$106,445	$3,649	$150,122

Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,084	$9,523	$39,072	$514	$54,193
Collectively evaluated for impairment	15,403	10,018	67,373	3,135	95,929

Total ending allowance balance	$20,487	$19,541	$106,445	$3,649	$150,122

Loans:
Loans individually evaluated	$68,058	$21,189	$274,718	$31,726	$395,691
Loans collectively evaluated	580,456	78,500	1,096,039	532,160	2,287,155

Total ending gross loans balance	$648,514	$99,689	$1,370,757	$563,886	$2,682,846

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	For the Year Ended March 31,
	2011	2010	2009
	(In thousands)

Provision for loan losses	$50,325	$161,926	$205,719
Provision for unfunded commitment losses	873	—	—

Provision for credit losses	$51,198	$161,926	$205,719

The Corporation has discontinued the practice of having loans on interest reserve as of March 31, 2010. As of March 31, 2011, no impaired loans are on interest reserve.

At March 31, 2011, the Corporation has identified $395.7 million of loans as impaired which includes performing troubled debt restructurings. At March 31, 2010, impaired loans were $479.8 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated on an annual basis based on quarter end balances. The carrying amount represents the unpaid principal balance less the associated allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (in thousands):

				Average	Interest
	Carrying	Unpaid Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized

With no specific allowance recorded:
Residential	$32,673	$32,673	$ N/A	$41,103	$543
Commercial and Industrial	5,351	5,351	N/A	9,360	223
Land and Construction	42,290	42,290	N/A	48,887	484
Multi-Family	27,331	27,331	N/A	35,474	275
Retail/Office	25,791	25,791	N/A	31,675	457
Other Commercial Real Estate	29,940	29,940	N/A	34,223	879
Education	—	—	N/A	—	—
Other Consumer	229	229	N/A	722	63

Subtotal	163,605	163,605	—	201,444	2,924

With an allowance recorded:
Residential	30,301	35,385	5,084	35,308	850
Commercial and Industrial	6,315	15,838	9,523	17,056	601
Land and Construction	24,195	34,155	9,960	35,102	737
Multi-Family	19,230	23,895	4,665	25,092	938
Retail/Office	38,643	55,333	16,690	56,450	2,249
Other Commercial Real Estate	28,226	35,983	7,757	36,548	1,344
Education	24,332	24,360	28	27,878	—
Other Consumer	6,651	7,137	486	7,264	175

Subtotal	177,893	232,086	54,193	240,698	6,894

Total
Residential	62,974	68,058	5,084	76,411	1,393
Commercial and Industrial	11,666	21,189	9,523	26,416	824
Land and Construction	66,485	76,445	9,960	83,989	1,221
Multi-Family	46,561	51,226	4,665	60,566	1,213
Retail/Office	64,434	81,124	16,690	88,125	2,706
Other Commercial Real Estate	58,166	65,923	7,757	70,771	2,223
Education	24,332	24,360	28	27,878	—
Other Consumer	6,880	7,366	486	7,986	238

	$341,498	$395,691	$54,193	$442,142	$9,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is additional information regarding impaired loans:

	At March 31,
	2011	2010	2009
	(In thousands)

Impaired loans with specific reserve required	$232,086	$210,422	$124,179
Impaired loans without a specific reserve	163,605	269,405	103,635

Total impaired loans	395,691	479,827	227,814
Less:
Specific valuation allowance	(54,193)	(60,620)	(30,799)

	$341,498	$419,207	$197,015

Average impaired loans	$442,142	$364,585	$194,923
Interest income recognized on impaired loans on a cash basis	$9,818	$11,939	$9,484
Loans and troubled debt restructurings on non-accrual status	$306,274	$399,936	$227,814
Troubled debt restructurings — accrual	$89,417	$79,891	$—
Troubled debt restructurings — non-accrual(1)	$17,262	$44,578	$61,460
Loans past due ninety days or more and still accruing	$—	$—	$—

(1)	Troubled debt restructurings — non-accrual are included in the total loans and troubled debt restructurings on non-accrual status above

All troubled debt restructurings are classified as impaired loans, subject to performance conditions noted below. Troubled debt restructurings may be on either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. Loans deemed nonaccrual may return to accrual status after six consecutive months of performance in accordance with the terms of the restructuring. Additionally, they may be considered not impaired after twelve consecutive months of performance in accordance with the terms of the restructuring agreement, if the interest rate was a market rate at the date of restructuring.

The Corporation is currently committed to lend approximately $13,000 in additional funds on impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or the borrower is in default. All of the $13,000 in unused funds on impaired loans relate to non-performing loans. The Corporation monitors these loans on a regular basis and will only lend additional funds on impaired loans to protect the Bank’s collateral or as part of a workout strategy.

The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010 and 2011, as reflected in recently received appraisals. Currently, $313.7 million or approximately 87% of the outstanding balance of impaired loans secured by real estate have recent appraisals (i.e. within one year). This includes $41.8 million of loans under $500,000 that do not require an appraisal under Bank policy. In some cases, the Bank does not require updated appraisals. These instances include when the loan (i) is fully reserved; (ii) has a small balance and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) has an SBA guaranty. If real estate values continue to decline, the Corporation may have to increase its allowance for loan losses as updated appraisals are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans (in thousands):

	30-59 Days	60-89 Days	Greater than	Total Past
	Past Due	Past Due	90 Days	Due

Residential	$6,289	$4,577	$52,640	$63,506
Commercial and Industrial	8,156	142	9,646	17,944
Land and Construction	5,139	7,572	49,027	61,738
Multi-Family	62	4,291	33,500	37,853
Retail/Office	10,285	4,484	40,468	55,237
Other Commercial Real Estate	4,717	266	21,725	26,708
Education	9,703	8,414	24,360	42,477
Other Consumer	1,893	733	6,890	9,516

	$46,244	$30,479	$238,256	$314,979

Total delinquencies (loans past due 30 days or more) at March 31, 2010 were $324.4 million. The Corporation has experienced a reduction in delinquencies since March 31, 2010. The Corporation has no loans past due 90 days or more that are still accruing interest, and may place loans less than 90 days delinquent on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For all loans other than consumer and residential, the Corporation analyzes loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Corporation uses the following definitions for risk ratings:

Pass.  Loans classified as pass represent assets that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity of the obligator, current net worth of the obligator and/or by the value of the loan collateral.

Watch.  Loans classified as watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of an asset put on this list does not technically trigger their classification as Substandard or Non-Accrual, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Bank.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total

Commercial and Industrial:	$39,361	$21,256	$20,831	$18,241	$99,689
Commercial Real Estate:
Land and Construction	72,988	37,793	72,790	67,472	251,043
Multi-Family	285,874	49,572	48,729	39,412	423,587
Retail/Office	211,321	61,089	92,773	54,256	419,439
Other	114,595	68,127	62,478	31,488	276,688

	$724,139	$237,837	$297,601	$210,869	$1,470,446

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 (in thousands):

	Pass	Non-Accrual	Total

Residential:	$584,768	$63,746	$648,514
Consumer
Education	252,375	24,360	276,735
Other Consumer	279,852	7,299	287,151

	$1,116,995	$95,405	$1,212,400

At March 31, 2011, loans receivable with a carrying value of approximately $848.8 million of mortgage loans and $129.7 million of education loans were pledged to secure borrowings and for other purposes as permitted or required by law. Certain mortgage loans are pledged as collateral for FHLB borrowings. See Note 11.

A substantial portion of the Bank’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $928,000 and $9,329,000 at March 31, 2011 and 2010, respectively. During the year ended March 31, 2011, there were no principal additions and total principal payments were $8,401,000.

Note 6 —	Foreclosed Properties and Repossessed Assets

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling expenses at the date of foreclosure. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Any increases in fair value over the net carrying value of the loans are recorded as recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	Year Ended
	March 31,
	2011	2010

Balance at beginning of year	$55,436	$52,563
Additions	88,169	61,090
Capitalized improvements	946	—
Valuations/write-offs	(11,485)	(18,129)
Sales	(42,359)	(40,088)

Balance at end of year	$90,707	$55,436

The amounts above are net of a valuation allowance of $20.0 million and $16.6 million at March 31, 2011 and 2010, respectively, recognized during the holding period for declines in fair value subsequent to the foreclosure or acceptance of deed in lieu of foreclosure.

During the year ended March 31, 2011, net expense from REO operations was $27.5 million, consisting of $11.5 million of valuation adjustments, $3.6 million of net gain on sales, $5.6 million of foreclosure cost expense and $14.0 million of net expenses from operations.

Note 7 —	Other Intangibles

The Corporation had other intangible assets consisting of core deposit intangibles. The core deposit premium had a value net of accumulated amortization of zero and $4.1 million at March 31, 2011 and 2010, respectively. During the year ended March 31, 2011, the Corporation wrote off $3.9 million of core deposit intangible as part of a branch sale, and netted against the gain on sale. See Note 22.

The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization and net book value as of March 31, 2011 and 2010.

	March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$4,092	$4,725
Amortization expense	(158)	(633)
Write-off core deposit intangibles	(3,934)	—

Balance at end of period	$—	$4,092

	March 31,
	2011	2010
	(In thousands)

Gross carrying amount	$5,517	$5,517
Accumulated amortization	(1,583)	(1,425)
Write-off core deposit intangibles	(3,934)	—

Net book value	$—	$4,092

Note 8 —	Mortgage Servicing Rights

The Corporation records mortgage servicing rights (MSRs) when loans are sold to third-parties with servicing of those loans retained. In addition, MSRs are recorded when acquiring or assuming an obligation to service a financial (loan) asset that does not relate to a financial asset that is owned. The servicing asset is initially measured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value. The Corporation has defined two classes of MSRs — residential (one-to-four family) and large multi-family/commercial real estate serviced for private investors.

The first class, residential MSRs, are servicing rights on one to four family mortgage loans sold to public agencies and servicing assets related to the FHLB MPF program. The Corporation obtained a servicing asset when they delivered loans “as an agent” to the FHLB of Chicago under its MPF program. Initial fair value of these residential mortgage servicing rights is calculated using a discounted cash flow model based on market assumptions at the time of origination. In addition, this class includes servicing rights purchased from other banks for residential loans at an agreed upon purchase price, which becomes the initial fair value. Subsequently, this class of MSR is carried at the lesser of amortized cost or fair value. The Corporation assesses this class for impairment using a discounted cash flow model based on current market assumptions at each reporting period.

The other class of mortgage servicing rights is for large multi-family/commercial real estate loans partially sold to private investors. The initial fair value is calculated using a discounted cash flow model based on market participant assumptions at the time of origination. Subsequently, this class of MSR is carried at the lesser of amortized cost or fair value.

Critical assumptions used in the discounted cash flow models for both classes of MSRs include mortgage prepayment speeds, discount rates, costs to service, ancillary and late fee income. Variations in the assumptions could materially affect the estimated fair values. Changes to the assumptions are made when market data indicate that new trends have developed. Current market participant assumptions based on loan product types — fixed rate, adjustable rate and balloon loans — include discount rates in the range of 10.0 to 23.5 percent as well as total portfolio lifetime weighted average prepayment speeds of 6.5 to 24.1 percent annual CPR. Many of these assumptions are subjective and require a high level of management judgment. MSR valuation assumptions are reviewed and approved by management on a quarterly basis.

Prepayment speeds may be affected by economic factors such as changes in home prices, market interest rates, the availability of other credit products to our borrowers and customer payment patterns. Prepayment speeds include the impact of all borrower prepayments, including full payoffs, additional principal payments and the impact of loans paid off due to foreclosure liquidations. As market interest rates decline, prepayment speeds will generally increase as customers refinance existing mortgages under more favorable interest rate terms. As prepayment speeds increase, anticipated cash flows will generally decline resulting in a potential reduction, or impairment, to the fair value of the capitalized MSRs. Alternatively, an increase in market interest rates may cause a decrease in prepayment speeds and therefore an increase in fair value of MSRs. Annually, external data is obtained to test the values and assumptions that are used in the initial valuations for the discounted cash flow model.

The Corporation has chosen to use the amortization method to measure each class of separately recognized servicing assets. Under the amortization method, the Corporation amortizes servicing assets in proportion to and over the period of net servicing income. Income generated as the result of new servicing assets is reported as net gain on sale of loans and the amortization of servicing assets is reported as a reduction to loan servicing income in the Corporation’s consolidated statements of operations. Ancillary income is recorded in other non-interest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Corporation’s mortgage servicing rights for the years ended March 31, 2010 and 2011 is as follows:

	Residential	Other
	(In thousands)

Mortgage servicing rights as of April 1, 2009	$17,162	$1,258
Additions	12,013	1
Amortization	(5,803)	(252)

Mortgage servicing rights before valuation allowance at end of period	23,372	1,007
Valuation allowance	(502)	—

Net mortgage servicing rights as of March 31, 2010	$22,870	$1,007

Fair value at the end of the period	$23,329	$1,624
Key assumptions:
Weighted average discount	10.63%	20.83%
Weighted average prepayment speed assumption	10.34%	24.13%
Mortgage servicing rights as of April 1, 2010	$23,372	$1,007
Additions	7,916	26
Amortization	(6,720)	(235)

Mortgage servicing rights before valuation allowance at end of period	24,568	798
Valuation allowance	(405)	—

Net mortgage servicing rights as of March 31, 2011	$24,163	$798

Fair value at the end of the period	$25,315	$1,239
Key assumptions:
Weighted average discount	10.48%	21.42%
Weighted average prepayment speed assumption	8.13%	5.71%

The projections of amortization expense for mortgage servicing rights are set forth below are based on asset balances and the interest rate environment as of March 31, 2011. Future amortization expense may be significantly different depending upon changes in the mortgage servicing portfolio, mortgage interest rates and market conditions.

	Residential	Other
	Mortgage	Mortgage
	Servicing Rights	Servicing Rights	Total
	(In thousands)

Year ended March 31, 2011 (actual)	$6,720	$235	$6,955

Estimate for the year ended March 31,
2012	$4,914	$160	$5,074
2013	3,931	128	4,059
2014	3,145	102	3,247
2015	2,516	82	2,598
2016	2,013	65	2,078
Thereafter	8,049	261	8,310

	$24,568	$798	$25,366

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were approximately $3.40 billion at March 31, 2011 and $3.60 billion at March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Office Properties and Equipment

Office properties and equipment are summarized as follows:

	March 31,
	2011	2010
	(In thousands)

Land and land improvements	$7,128	$9,333
Office buildings	42,729	52,288
Furniture and equipment	46,579	53,658
Leasehold improvements	4,434	5,433

	100,870	120,712
Less accumulated depreciation and amortization	71,743	77,154

	$29,127	$43,558

During the years ending March 31, 2011, 2010 and 2009, building depreciation expense was $1.7 million, $2.0 million and $2.0 million, respectively. The furniture and fixture depreciation expense during the years ended March 31, 2011, 2010, and 2009 was $2.4 million, $2.9 million and $3.0 million, respectively.

The Bank leases various branch offices, office facilities and equipment under noncancelable operating leases which expire on various dates through 2030. Future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more for the years indicated are as follows at March 31, 2011:

Amount of Future
Year	Minimum Payments
(In thousands)

2012	$1,794
2013	1,625
2014	1,494
2015	1,432
2016	1,257
Thereafter	9,734

Total	$17,336

For the years ended March 31, 2011, 2010 and 2009, rental expense was $2.4 million, $3.0 million and $2.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Deposits

Deposits are summarized as follows (in thousands):

	March 31,
		Weighted		Weighted
	2011	Average Rate	2010	Average Rate

Negotiable order of withdrawal (“NOW”) accounts:
Non-interest-bearing	$240,671	0.00%	$285,374	0.00%
Interest-bearing
Fixed rate	218,158	0.20%	211,593	0.30%
Variable rate	28,951	0.25%	29,488	0.38%

Total NOW accounts	487,780	0.10%	526,455	0.14%
Variable rate insured money market accounts	395,092	0.43%	412,599	0.74%
Passbook accounts	237,679	0.16%	248,576	0.26%
Advance payments by borrowers for taxes and insurance	6,041	0.25%	6,585	0.25%
Certificates of deposit:
0.00% to 2.99%	1,360,145	1.47%	1,468,306	2.04%
3.00% to 4.99%	214,270	3.70%	876,679	3.72%
5.00% to 6.99%	2,652	5.13%	4,579	5.11%
S&C purchase accounting adjustment	—		20

Total certificates of deposit	1,577,067	1.78%	2,349,584	2.67%

Total deposits	2,703,659	1.13%	3,543,799	1.90%
Accrued interest on deposits	3,501		8,963

Total deposits and accrued interest	$2,707,160		$3,552,762

A summary of annual maturities of certificates of deposit outstanding at March 31, 2011 follows (in thousands):

Matures During Year Ended March 31,	Amount

2012	$1,223,029
2013	304,477
2014	31,234
2015	9,697
2016	8,630
Thereafter	—

$1,577,067

At March 31, 2011 and 2010, certificates of deposit with balances greater than or equal to $100,000 amounted to $406.5 million and $483.8 million, respectively.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At March 31, 2011 and 2010, the Bank had $48.1 million and $173.5 million in brokered deposits. Due to existing capital levels, the Bank is currently prohibited from obtaining or renewing any brokered deposits. The Bank has $107.6 million in out of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

network certificates of deposit. These deposits, which are not considered broker deposits, are opened via internet listing services and the balances are kept within FDIC insured limits.

Note 11 —	Other Borrowed Funds

Other borrowed funds consist of the following (dollars in thousands):

	Matures During	March 31, 2011		March 31, 2010 (As Restated)
	Year Ended		Weighted		Weighted
	March 31,	Amount	Average Rate	Amount	Average Rate

FHLB advances:	2011	—	—	181,450	3.69
	2012	120,979	1.22	80,979	1.75
	2013	160,000	3.00	160,000	3.00
	2014	11,500	1.93	5,000	2.95
	2018	100,000	3.36	100,000	3.36
	2019	86,000	2.87	86,000	2.87

Total FHLB Advances		478,479		613,429
Other Borrowed Funds		176,300	8.85	176,300	8.85

		$654,779	4.26%	$789,729	4.37%

The Bank selects loans that meet underwriting criteria established by the FHLB as collateral for outstanding advances. FHLB advances are limited to 65% of single-family loans, 60% of multi-family loans and 20% of eligible home equity and home equity line of credit loans meeting such criteria. FHLB borrowings of $306 million have call features that may be exercised quarterly by the FHLB, and borrowings of $10 million are subject to a one time call that may be exercised by the FHLB in 2011. The FHLB borrowings are also collateralized by mortgage-related securities with a fair value of $384.1 million and $222.8 million at March 31, 2011 and 2010, respectively, and U.S. government sponsored and federal agency obligations with a fair value of zero and $5.0 million at March 31, 2011 and 2010, respectively.

Other borrowed funds consist of $116.3 million drawn on a short term line of credit at a weighted average interest rate of 12.00% and borrowings of $60.0 million on an FDIC guaranteed senior note at a weighted average interest rate of 2.74%.

Credit Agreement

As of March 31, 2011 and 2010, the Corporation had drawn a total of $116.3 million at a weighted average interest rate of 12.00% on a short term line of credit to various lenders led by U.S. Bank. The total line of credit available is $116.3 million. At March 31, 2011, the base rate was 0.00% and the deferred rate was 12.00% for a weighted average interest rate of 12.00%.

The Corporation owes $116.3 million to various lenders led by U.S. Bank under the Credit Agreement discussed in the previous paragraph. The Corporation is currently in default on the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On May 31, 2011, the Corporation entered into Amendment No. 7 dated May 25, 2011 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, the “Credit Agreement,” among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.” Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) November 30, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, Investment Directions, Inc. or any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Credit Agreement is paid in full or (ii) November 30, 2011. At March 31, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $18.9 million and accrued amendment fee payable related to the Credit Agreement of $4.7 million.

Within two business days after the Corporation has knowledge of an “event,” the CFO shall submit a statement of the event together with a statement of the actions which the Corporation proposes to take to the Agent. An event may include: (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement; (ii) a default or an event of default under any other material agreement to which the Corporation or Bank is a party; or (iii) any pending or threatened litigation or certain administrative proceedings.

The Amendment requires the Bank to maintain the following financial covenants:

•	a Tier 1 Leverage Ratio of not less than 3.95% at all times.

•	a Total Risk Based Capital ratio of not less than 7.65% at all times.

•	the ratio of Non-Performing Loans to Gross Loans shall not exceed 12.00% at any time.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At March 31, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement, as amended on May 31, 2011. Under the terms of the amended Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of March 31, 2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue. The bonds, which are scheduled to mature on February 11, 2012, bear interest at a fixed rate of 2.74% which is due semi-annually.

Note 12 —	Stockholders’ Equity

The Board of Directors of the Corporation is authorized to issue preferred stock in series and to establish the voting powers, other special rights of the shares of each such series and the qualifications and restrictions thereof. Preferred stock may rank prior to the common stock as to dividend rights, liquidation preferences or both, and may have full or limited voting rights. Under Wisconsin state law, preferred stockholders would be entitled to vote as a separate class or series in certain circumstances, including any amendment which would adversely change the specific terms of such series of stock or which would create or enlarge any class or series ranking prior thereto in rights and preferences. The Corporation has deferred eight dividend payments on the Series B Preferred Stock held by the Treasury.

Preferred Equity:  The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 5,000,000 shares of preferred stock at a par value of $0.10 per share. In January, 2009, as part of the U.S. Department of Treasury’s (“UST”) Capital Purchase Program (“CPP”), the Corporation issued 110,000 shares of senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock (with a par value of $0.10 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 7.4 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $110 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount is accreted using a level-yield basis over five years. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $72.9 million and $37.1 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. On January 30, 2012 or anytime thereafter, the Corporation may redeem the Senior Preferred Stock at a redemption price equal to the sum of the liquidation preference of $1,000 per share and any accrued and unpaid dividends. Prior to January 30, 2012, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $110 million (each a “Qualified Equity Offering”). The UST may also transfer the Senior Preferred Stock to a third party at any time. At March 31, 2011 and 2010, the cumulative amount of dividends in arrears not declared was $12.5 million and $6.6 million, respectively.

Common Stock Warrants:  The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $2.23 per share (subject to certain anti-dilution adjustments).

Assumptions were used in estimating the fair value of Common Stock Warrants at the date of issuance. The weighted average expected life of the Common Stock Warrants represents the period of time that common stock warrants are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for the Common Stock Warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.35%, an expected volatility of 50.12%, and a dividend yield of 1.55%. Based on these assumptions, the estimated fair value of the Common Stock Warrants was $37.1 million.

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2011, that the Bank was adequately capitalized under PCA guidelines. Under these OTS requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital levels for a bank. The Bank does not currently meet these elevated capital levels. See Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Bank’s capital ratios and the ratios required by its federal regulators to be considered adequately or well-capitalized under standard PCA guidelines at March 31, 2011 and 2010:

					Minimum Required
			Minimum Required		to be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		OTS Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

At March 31, 2011
Tier 1 capital (to adjusted tangible assets)	$145,807	4.26%	$102,669	3.00%	$171,115	5.00%
Risk-based capital (to risk-based assets)	174,453	8.04	173,616	8.00	217,020	10.00
Tangible capital (to tangible assets)	145,807	4.26	51,335	1.50	N/A	N/A
At March 31, 2010:
Tier 1 capital (to adjusted tangible assets)	$164,932	3.73%	$132,696	3.00%	$221,159	5.00%
Risk-based capital (to risk-based assets)	201,062	7.32	219,751	8.00	274,689	10.00
Tangible capital (to tangible assets)	164,932	3.73	66,348	1.50	N/A	N/A

The following table reconciles stockholders’ equity to federal regulatory capital at March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
	(In thousands)

Stockholders’ equity of the Bank	$126,916	$165,043
Less: Intangible assets	—	(4,092)
Disallowed servicing assets	(1,061)	(1,418)
Accumulated other comprehensive loss	19,952	5,399

Tier 1 and tangible capital	145,807	164,932
Plus: Allowable general valuation allowances	28,646	36,130

Risk-based capital	$174,453	$201,062

The Bank may not declare or pay a cash dividend if such declaration and payment would violate regulatory requirements. As part of the Cease and Desist Agreement with the OTS, the Corporation must receive the permission of the OTS prior to declaring, making or paying any dividends or other capital distributions on its capital stock as further described in Note 2.

Shareholders’ Rights Plan

On November 5, 2010 we entered into a shareholder rights plan designed to reduce the likelihood that we will experience an “ownership change” under U.S. federal income tax laws. This rights plan is similar to rights plans adopted by other public companies with significant tax attributes. The purpose of the rights plan is to protect our ability to use our tax assets, such as net operating loss carryforwards and built-in losses, to offset future taxable income, which would be substantially limited if we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code and related Internal Revenue Service pronouncements. In general, an ownership change would occur if our “5-percent shareholders,” as defined under Section 382, collectively increase their ownership by more than 50 percentage points over a rolling three-year period. As part of the rights plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of its common stock. The rights will be distributable to shareholders of record as of November 22, 2010, as well as to holders of shares of our common stock issued after that date, but would only be activated if triggered by the rights plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Employee Benefit Plans

The Corporation maintains a defined contribution plan under Sections 401(a) and 401(k) of the Internal Revenue Code, the AnchorBank, fsb Retirement Plan, in which all employees are eligible to participate. Employees become eligible on the first of the month following 60 days of employment. Participating employees may contribute up to 50% of their base compensation. The Corporation matched 100% of the amounts contributed by each participating employee up to 2% of the employee’s compensation, 50% of the employee’s contribution up to the next 2% of compensation, and 25% of each employee’s contributions up to the next 4% of compensation. In October 2009, the Corporation suspended the matching contribution. The Corporation may also contribute additional amounts at its discretion. The Corporation’s contribution was zero, $567,000, and $1.1 million, for the years ended March 31, 2011, 2010, and 2009, respectively.

The Corporation previously sponsored an Employee Stock Ownership Plan (“ESOP”) which was available to all employees with more than one year of employment, who were at least 21 years of age and who work more than 1,000 hours in a plan year. On December 1, 2010, the Corporation announced that it received preliminary approval from the Internal Revenue Service to terminate the ESOP and the plan was terminated as of January 31, 2011. Participants of the ESOP were notified that they had several options for distributing their shares and cash from the ESOP including in-kind distribution to a qualified retirement plan, in-kind distribution to them personally, cash distribution to a qualified retirement plan and a lump sum cash distribution to them personally. The termination of the ESOP caused no recourse to the Corporation. There were no ESOP contributions for fiscal years 2011, 2010 and 2009.

The activity in the ESOP plan is as follows:

	Year Ended March 31,
	2011	2010	2009

Balance at beginning of year	1,334,140	1,195,831	1,270,438
Additional shares purchased	—	191,110	—
Shares distributed for terminations	(1,328,430)	(52,801)	(53,628)
Sale of shares for cash distributions	(5,710)	—	(20,979)

Balance at end of year	—	1,334,140	1,195,831
Allocated shares included above	—	1,334,140	1,195,831

Unallocated shares	—	—	—

At March 31, 2011, there were no shares remaining in the ESOP due to the termination of the plan. At March 31, 2010 and 2009, the ESOP held 1,334,140 and 1,195,831 shares, respectively, all of which were allocated to ESOP participants. The fair market value of those shares totaled zero, $1.5 million and $1.6 million as of March 31, 2011, 2010 and 2009, respectively. During the years ended March 31, 2011, 2010 and 2009, the fair market value of the stock purchased by the Company from ESOP participants totaled zero, $222,000 and $363,000, respectively.

The Corporation maintains a Management Recognition Plan (“MRP”), under which the Corporation acquired and has reserved for issuance under the MRP a total of 4% of the shares of the Corporation’s common stock. The Bank previously contributed $2,000,000 to the MRP with which the MRP trustee acquired a total of 1,000,000 shares of the Corporation’s common stock. In 2001, the Corporation amended and restated the MRP to extend the term. There were no shares granted during the years ended March 31, 2011, 2010 and 2009. There was no compensation expense related to the MRP for the years ended March 31, 2011, 2010 and 2009. There were no shares vested during the years ended March 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the MRP shares is as follows:

	Year Ended March 31,
	2011	2010	2009

Balance at beginning of year	429,869	429,869	418,185
Additional shares purchased	—	—	11,684
Shares vested	—	—	—

Balance at end of year	429,869	429,869	429,869
Allocated shares included above	—	—	—

Unallocated shares	429,869	429,869	429,869

The Corporation has several stock-based compensation plans (“Plan(s)”) including the 2004 Equity Incentive Plan under which shares of common stock are reserved for the grant of incentive and non-incentive stock options and restricted stock or restricted stock units to directors, officers and employees. The purpose of the Plans was to promote the interests of the Corporation and its stockholders by (i) attracting and retaining exceptional executive personnel and other key employees of the Corporation and its Affiliates; (ii) motivating such employees by means of performance-related incentives to achieve long-range performance goals; and (iii) enabling such employees to participate in the long-term growth and financial success of the Corporation. Under the current Plan, up to 921,990 shares of Common Stock were authorized and available for issuance. Of the 921,990 shares available, up to 300,000 shares may be awarded in the form of restricted stock or restricted stock units which are not subject to the achievement of a performance target or targets. The date the options are first exercisable is determined by a committee of the Board of Directors of the Corporation. The options expire no later than ten years from the grant date.

Stock Options:

A summary of stock options activity for all periods follows:

	Year Ended March 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	474,670	$21.61	515,670	$21.60	752,397	$20.43
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(96,870)	15.34
Forfeited	(65,820)	17.08	(41,000)	20.75	(139,857)	19.66

Outstanding at end of year	408,850	$22.34	474,670	$21.61	515,670	$21.60

Options exercisable and vested at year-end	408,850	$22.34	474,670	$21.61	515,670	$21.60

Intrinsic value of options exercised	$—		$—		$51

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2011 was zero. At March 31, 2011, 896,400 shares were available for future grants. The expense related to stock options was zero for the fiscal years ended March 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents outstanding stock options and exercisable stock options at their respective ranges of exercise prices at March 31, 2011:

	Options Outstanding			Exercisable Options
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$15.20 – $22.07	194,460	0.71	$18.53	194,460	$18.53
$23.77 – $23.77	146,300	2.19	23.77	146,300	23.77
$28.50 – $31.95	68,090	3.97	30.17	68,090	30.17

	408,850	1.79	$22.34	408,850	$22.34

Restricted Stock Grants:

The restricted stock grants primarily vest over a period of three to five years and are included in outstanding shares at the time of vesting. There were no shares granted under the plan for the years ended March 31, 2011 and 2010 and there were 22,500 shares granted at fair value under the plan during the year ended March 31, 2009. The restricted stock grant plan expense was $305,000, $501,000 and $599,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The fair value of restricted stock equals the average of the high and low market value on the date of grant, and that amount is amortized to expense over the vesting period of the grant.

The activity in the restricted stock grant shares is as follows:

	Year Ended March 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Options	Fair Value	Options	Fair Value	Options	Fair Value

Balance at beginning of year	52,450	$22.98	76,000	$22.62	78,800	$26.32
Restricted stock granted	—	—	—	—	22,500	7.32
Restricted stock vested	(15,650)	22.24	(21,550)	23.16	(12,900)	29.14
Restricted stock forfeited	(6,800)	23.51	(2,000)	7.32	(12,400)	11.58

Balance at end of year	30,000	$23.24	52,450	$22.98	76,000	$22.62

As of March 31, 2011, there was approximately $310,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. The fair value of stock that vested during the year ended March 31, 2011 was $14,000.

Deferred Compensation Plans

Deferred compensation plans include a deferred compensation agreement with a previous executive established in 1986 to provide recognition of services performed and additional compensation for services to be performed. The Bank subsequently established a grantor trust to fund the obligations under the agreement, and the trust subsequently purchased shares as all benefits payable under the agreement are payable in the Corporation’s stock. The benefits are 100% vested and distributions are made in ten annual installments following the termination of employment. The first distribution has been made and the remaining balance payable is 237,837 shares.

The Corporation also established an Excess Benefit Plan to provide deferred compensation to certain members of management. As contributions were made to a participant’s account, funds were deposited to an account for the participant and in turn shares of ABCW stock were purchased. The shares are maintained in trust accounts for each of the participants. No contributions were made during the year ended March 31, 2011. Contributions for the years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2010 and 2009 were $5,600 and $14,200, respectively. Distributions are made to remaining participants six months following termination and there are 67,078 shares remaining for distribution.

The cost of the stock to be distributed to the plan participants is presented in the deferred compensation obligation portion of stockholders equity and is treated as treasury stock. The liability for the plans has been included in additional paid in capital since the plans require payment in Corporation common stock.

Note 14 —	Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return and separate state income tax returns.

The provision for income taxes consists of the following (in thousands):

	Year Ended March 31,
	2011	2010	2009

Current:
Federal	$150	$(18,360)	$(23,064)
State	14	(519)	97

	164	(18,879)	(22,967)
Deferred:
Federal	—	17,360	(8,558)
State	—	19	1,427

	—	17,379	(7,131)

Total Income Tax Expense (Benefit)	$164	$(1,500)	$(30,098)

At March 31, 2011 and 2010, the affiliated group had a federal net operating loss carryover of $168.7 million and $103.4 million, respectively, and at March 31, 2011, 2010 and 2009, certain subsidiaries had state net operating loss carryovers of $288.2 million, $223.1 million and $70.4 million, respectively. These carryovers expire in varying amounts in 2011 through 2026.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows (in thousands):

	Year Ended March 31,
	2011		2010		2009
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(As restated)

Income (loss) before income taxes	$(41,014)	100.0%	$(178,414)	100.0%	$(260,765)	100.0%

Income tax expense (benefit) at federal statutory rate of 35%	$(14,355)	35.0%	$(62,445)	35.0%	$(91,267)	35.0%
State income taxes, net of federal income tax benefits	(2,126)	5.1	(8,630)	4.8	(8,966)	3.4
Tax benefit from dividend to ESOP	—	—	—	—	(125)	—
Increase (reduction) in tax exposure reserve	150	(0.4)	(1,500)	0.8	(977)	0.4
Write-off of goodwill	—	—	—	—	24,348	—
Increase in valuation allowance	16,656	(40.6)	71,273	(39.9)	47,248	(18.1)
Other	(161)	0.4	(198)	0.1	(359)	0.1

Income tax provision	$164	(0.4)%	$(1,500)	0.8%	$(30,098)	11.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At March 31,
	2011	2010	2009

Deferred tax assets:
Allowances for loan losses	$68,286	$79,035	$58,442
Other loss reserves	2,723	2,182	4,822
Federal NOL carryforwards	61,433	35,102	—
State NOL carryforwards	14,906	10,794	3,604
Unrealized gains/(losses)	7,984	2,131	2,695
Other	4,310	6,947	12,711

Total deferred tax assets	159,642	136,191	82,274
Valuation allowance	(143,505)	(118,600)	(50,919)

Adjusted deferred tax assets	16,137	17,591	31,355
Deferred tax liabilities:
FHLB stock dividends	(3,962)	(3,976)	(3,997)
Mortgage servicing rights	(9,884)	(9,312)	(6,094)
Purchase accounting	—	(2,933)	(3,348)
Other	(2,291)	(1,370)	(1,639)

Total deferred tax liabilities	(16,137)	(17,591)	(15,078)

Net deferred tax assets	$—	$—	$16,277

The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for credit losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At March 31, 2011 and 2010, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $143.5 million and $118.6 million at March 31, 2011 and 2010, respectively, was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

Accounting for Uncertainty in Income Taxes:  The Corporation is subject to U.S. federal income tax as well as income tax of various state jurisdictions. The tax years 2008-2010 remain open to examination by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Service and certain state jurisdictions while the years 2007-2010 remain open to examination by certain other state jurisdictions.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011 and 2010, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 15 —	Guarantees

The Corporation’s real estate investment subsidiary, IDI, was required to guaranty the partnership loans of its consolidated subsidiaries for the development of homes for sale. In 2009, IDI sold its interest in the majority of the real estate segment. As part of the transaction, IDI was released from its guarantees. The table below summarizes the individual consolidated subsidiaries and their respective guarantees and outstanding loan balances (in thousands):

	Amount	Amount	Amount	Amount
	Guaranteed	Outstanding	Guaranteed	Outstanding
Partnership Entity	at 3/31/10	at 3/31/10	at 3/31/11	at 3/31/11

Canterbury Inn Shakopee, LLC	$4,750	$4,357	$4,750	$4,292

Total	$4,750	$4,357	$4,750	$4,292

Note 16 —	Commitments and Contingent Liabilities

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	March 31,	March 31,
	2011	2010

Commitments to extend credit:
Fixed rate	$5,406	$16,390
Adjustable rate	853	4,406
Unused lines of credit:
Home equity	120,194	142,044
Credit cards	34,435	37,360
Commercial	17,413	42,968
Letters of credit	19,432	25,393
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	21,602
IDI borrowing guarantees-unfunded	458	393

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Commitments and letters of credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. With the exception of credit card lines of credit, the Corporation generally extends credit only on a secured basis. Collateral obtained varies, but consists primarily of single-family residences and income-producing commercial properties. Fixed-rate loan commitments expose the Corporation to a certain amount of interest rate risk if market rates of interest substantially increase during the commitment period. Similar risks exist relative to loans classified as held for sale, which totaled $7.5 million and $19.5 million at March 31, 2011 and 2010, respectively. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at March 31, 2011 and 2010 amounted to $29.0 million and $59.0 million, respectively.

The Bank previously participated in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Chicago (FHLB). The program was intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a “flow” basis as agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs. The program was discontinued in 2008 in its present format and the Bank no longer funds loans through the MPF program. The Bank does, however, continue to service the loans funded under the program and maintains the credit exposure and credit enhancement fees. Under the MPF Program, credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency. The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.

Pursuant to the credit enhancement feature of that Program, the Bank has retained secondary credit loss exposure in the amount of $21.6 million at March 31, 2011 related to approximately $595.2 million of residential mortgage loans that the Bank has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Bank is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Bank receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. Based on historical experience, the Bank does not anticipate that any credit losses will be incurred under the credit enhancement obligation.

Loans sold to investors with recourse to the Bank met the underwriting standards of the investor and the Bank at the time of origination. In the event of default by the borrower, the investor may resell the loans to the Bank at par value. As the Bank expects relatively few such loans to become delinquent, the total amount of loans sold with recourse does not necessarily represent future cash requirements. Collateral obtained on such loans consists primarily of single-family residences.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Derivative Financial Instruments

The Corporation has recorded derivative contracts related to commitments to fund residential mortgages (“interest rate locks”) and commitments to deliver funded mortgages to investors (see Note 16). The fair values of these derivatives were immaterial at March 31, 2011 and 2010.

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

Deposits:  The fair values disclosed for negotiable order of withdrawl accounts, passbook accounts and variable rate insured money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current incremental interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Other Borrowed Funds:  The fair value of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments:  Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at March 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	March 31,
	2011		2010 (As Restated)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$107,015	$107,015	$512,162	$512,162
Investment securities available for sale	523,289	523,289	416,203	416,203
Investment securities held to maturity	27	28	39	40
Loans held for sale	7,538	7,633	19,484	19,622
Loans held for investment	2,520,367	2,430,117	3,229,580	3,278,903
Mortgage servicing rights	24,961	26,554	23,877	24,953
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	16,353	16,353	20,159	20,159
Financial liabilities:
Deposits	2,703,659	2,653,725	3,543,799	3,513,254
Other borrowed funds	654,779	676,914	789,729	776,902
Accrued interest payable — borrowings	20,166	20,166	6,940	6,940
Accrued interest payable — deposits	3,501	3,501	8,963	8,963

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value on a Recurring Basis

The table below presents the financial instruments carried at fair value as of March 31, 2011 and 2010, by the valuation hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	March 31, 2011	Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,126	$—	$4,126	$—
Agency CMOs and REMICs	358	—	358	—
Non-agency CMOs	46,637	—	—	46,637
Residential agency mortgage-backed securities	6,389	—	6,389	—
GNMA securities	464,560	—	464,560	—
Corporate bonds	1,083	583	500	—
Available for sale equity securities:
Financial services	136	136	—	—

Total assets at fair value	$523,289	$719	$475,933	$46,637

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	March 31, 2010	Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$51,031	$—	$51,031	$—
Agency CMOs and REMICs	1,413	—	—	1,413
Non-agency CMOs	85,367	—	—	85,367
Residential agency mortgage-backed securities	15,440	—	—	15,440
GNMA securities	261,754	—	—	261,754
Corporate bonds	1,097	572	525	—
Available for sale equity securities:
Financial services	101	101	—	—

Total assets at fair value	$416,203	$673	$51,556	$363,974

An independent pricing service is used to price available-for-sale U.S. Government sponsored and federal agency obligations, agency CMOs and Real Estate Mortgage Investments (“REMICs”), residential agency mortgage-backed securities, Ginnie Mae securities and corporate bonds using a market data model under Level 2. The significant inputs used to price Ginnie Mae securities include coupon rates of 2.0% to 5.5%, durations of 0.3 to 8.2 years and PSA prepayment speeds of 196 to 494.

The Corporation had 99.8% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that uses Level 3 inputs in accordance with accounting guidance. The significant inputs used by the model include observable inputs of 30 to 59 day delinquency rates of 0% to 5.0%, 60 to 89 day

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delinquency rates of 0% to 3.3%, 90 plus day delinquency rates of 0% to 9.1%, loss severity of 24.2% to 61.1%, coupon rates of 4.0% to 7.5%, current credit support of 1.2% to 23.9%, unobservable inputs of conditional repayment rates of 5.2% to 30.4% and discount rates of 4.0% to 12.0%.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (level 3) (in thousands):

					Year Ended
					March 31, 2010
	Year Ended March 31, 2011				Investment
			Residential Agency		Securities
	Agency CMOs	Non-Agency	Mortgage-Backed	GNMA	Available
	and REMICs	CMOs	Securities	Securities	for Sale

Balance at beginning of period	$1,413	$85,367	$15,440	$261,754	$407,301
Total gains (losses) (realized/unrealized)
Included in earnings	—	2,754	(5)	(1,327)	7,253
Included in other comprehensive income	6	1,447	491	6,232	1,786
Included in earnings as other than temporary impairment	—	(440)	—	—	(1,084)
Purchases	—	—	17,058	92,879	437,141
Securitization of mortgage loans	—	—	—	—
held for sale to mortgage-related securities	—	—	—	—	48,878
Principal repayments	(663)	(19,918)	(1,395)	(7,168)	(104,331)
Sales	—	(22,573)	—	—	(432,970)
Transfers out of level 3	(756)	—	(31,589)	(352,370)	—

Balance at end of period	$—	$46,637	$—	$—	$363,974

There were no transfers in or out of Level 1 during the year ended March 31, 2011. The Corporation transferred its mortgage related securities to Level 3 in the past due to the fact that they were in an illiquid market. Transfers between levels are reflected as of the end of the quarter. During the year ended March 31, 2011, the Corporation transferred $756,000 of agency CMOs and REMICs, $31.6 million of residential agency mortgage-backed securities, and $352.4 million of Ginnie Mae securities from Level 3 to Level 2 due to the receipt of additional observable information about the inputs used to value securities previously classified as Level 3. All non-agency CMO’s remained in Level 3 as of March 31, 2011.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Loans held for sale and mortgage servicing rights included only those items that were adjusted to fair value as of the dates indicated. The following table presents such assets carried on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheet by caption and by level within the fair value hierarchy as of March 31, 2011 and 2010 (in thousands):

March 31, 2011		Fair Value Measurements Using

		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$177,893	$—	$—	$177,893
Loans held for sale	278	—	—	278
Mortgage servicing rights	6,251	—	—	6,251
Foreclosed properties and repossessed assets	90,707	—	—	90,707

Total assets at fair value	$275,129	$—	$—	$275,129

March 31, 2010		Fair Value Measurements Using

		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$149,802	$—	$—	$149,802
Loans held for sale	4,752	—	4,752	—
Mortgage servicing rights	7,000	—	—	7,000
Foreclosed properties and repossessed assets	55,436	—	—	55,436

Total assets at fair value	$216,990	$—	$4,752	$212,238

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

Loans held for sale primarily consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices and the amount of any gross loss is recorded as a mark to market charge in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the sales price.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following represents the parent company only financial information of the Corporation:

Condensed Balance Sheets

	March 31,
		2010
	2011	(As Restated)
	(In thousands)

ASSETS
Cash and cash equivalents	$2,619	$1,128
Investment in subsidiaries	127,104	166,364
Loans receivable from non-bank subsidiaries	4,225	4,600
Other	633	1,175

Total assets	$134,581	$173,267

LIABILITIES
Loans payable	$116,300	$116,300
Other liabilities	31,452	14,753

Total liabilities	147,752	131,053
STOCKHOLDERS’ EQUITY
Total stockholders’ equity	(13,171)	42,214

Total liabilities and stockholders’ equity	$134,581	$173,267

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended March 31,
	2011	2010	2009
	(As restated)
	(In thousands)

Interest income	$10	$166	$1,208
Interest expense	14,983	16,820	6,216

Net interest expense	(14,973)	(16,654)	(5,008)
Equity in net loss from subsidiaries	(26,707)	(158,709)	(225,643)
Non-interest income	—	102	—

Loss from operations	(41,680)	(175,261)	(230,651)
Non-interest expense	935	2,191	3,437

Loss before income taxes	(42,615)	(177,452)	(234,088)
Income tax benefit	(1,437)	(538)	(3,421)

Net loss	(41,178)	(176,914)	(230,667)
Preferred stock dividends in arrears	(5,934)	(5,648)	(925)
Preferred stock discount accretion	(7,412)	(7,411)	(1,247)

Net loss available to common equity of Anchor BanCorp	$(54,524)	$(189,973)	$(232,839)

Condensed Statements of Cash Flows

	Year Ended March 31,
	2011	2010	2009
	(As restated)
	(In thousands)

Operating Activities
Net loss	$(41,178)	$(176,914)	$(230,667)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in net loss of subsidiaries	26,707	158,709	225,643
Other	17,587	(4,546)	(696)

Net cash provided (used) by operating activities	3,116	(22,751)	(5,720)
Investing Activities
Proceeds from maturities of investment securities	—	—	653
Proceeds from sales of investment securities available for sale	—	119	—
Net decrease in loans receivable from non-bank subsidiaries	375	15,842	8,431
Capital contribution to Bank subsidiary	(2,000)	—	(110,000)
Capital contribution to non-Bank subsidiary	—	(5)	—
Dividends from Bank subsidiary	—	—	6,195

Net cash provided (used) by investing activities	(1,625)	15,956	(94,721)
Financing Activities
Increase (decrease) in loans payable	—	—	(3,090)
Issuance of preferred stock and common stock warrants	—	—	110,000
Exercise of stock options	—	—	1,485
Stock-based compensation expense	—	566	693
Cash dividends paid	—	—	(6,101)

Net cash provided (used) by financing activities	—	566	102,987
Increase (decrease) in cash and cash equivalents	1,491	(6,229)	2,546
Cash and cash equivalents at beginning of year	1,128	7,357	4,811

Cash and cash equivalents at end of year	$2,619	$1,128	$7,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Segment Information

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

Real Estate Investments:  The Corporation’s non-banking subsidiary, IDI, invested in limited partnerships in real estate developments. Such developments included recreational residential developments. In 2009, IDI sold its interest in several limited partnerships as well as substantially all of its remaining assets, which included some developed lots. The assets that remain at IDI include an equity interest in one commercial real estate property and one real estate development along with various notes receivable.

The Real Estate Investment segment borrows funds from the Corporation to meet its operating needs. Such intercompany borrowings are eliminated in consolidation. The interest income and interest expense associated with such borrowings are also eliminated in consolidation.

The following represents reconciliations of reportable segment revenues, profit or loss, and assets to the Corporation’s consolidated totals for the years ended March 31, 2011, 2010 and 2009, respectively.

	Year Ended March 31, 2011
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$83	$166,380	$—	$166,463
Interest expense	—	81,383	—	81,383

Net interest income (loss)	83	84,997	—	85,080
Provision for loan losses	—	51,198	—	51,198

Net interest loss after provision for loan losses	83	33,799	—	33,882
Other revenue from real estate operations	92	—	—	92
Other income	—	55,776	(5)	55,771
Other expense from real estate partnership operations	(667)	—	5	(662)
Other expense	—	(130,097)	—	(130,097)

Income (loss) before income taxes	(492)	(40,522)	—	(41,014)
Income tax expense (benefit)	641	(477)	—	164

Net loss	$(1,133)	$(40,045)	$—	$(41,178)

Total assets at end of period	$518	$3,394,307	$—	$3,394,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31, 2010 (As restated)
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$95	$217,144	$(157)	$217,082
Interest expense	128	132,152	(157)	132,123

Net interest income (loss)	(33)	84,992	—	84,959
Provision for credit losses	—	161,926	—	161,926

Net interest loss after provision for loan losses	(33)	(76,934)	—	(76,967)
Other revenue from real estate operations	1,684	—	—	1,684
Other income	—	55,093	(24)	55,069
Other expense from real estate partnership operations	(4,983)	—	24	(4,959)
Other expense	—	(153,241)	—	(153,241)

Loss before income taxes	(3,332)	(175,082)	—	(178,414)
Income tax (benefit)	(488)	(1,012)	—	(1,500)

Net loss	$(2,844)	$(174,070)	$—	$(176,914)

Total assets at end of period	$5,945	$4,410,320	$—	$4,416,265

	Year Ended March 31, 2009
				Consolidated
	Real Estate	Community	Intersegment	Financial
	Investments	Banking	Eliminations	Statements
	(In thousands)

Interest income	$102	$261,373	$(1,213)	$260,262
Interest expense	1,116	135,569	(1,213)	135,472

Net interest income (loss)	(1,014)	125,804	—	124,790
Provision for credit losses	—	205,719	—	205,719

Net interest loss after provision for loan losses	(1,014)	(79,915)	—	(80,929)
Real estate investment partnership revenue	2,130	—	—	2,130
Other revenue from real estate operations	8,194	—	—	8,194
Other income	—	35,297	(90)	35,207
Real estate investment partnership cost of sales	(1,736)	—	—	(1,736)
Other expense from real estate partnership operations	(9,596)	—	90	(9,506)
Real estate partnership impairment	(17,631)	—	—	(17,631)
Non-controlling interest in income of real estate partnerships	148	—	—	148
Other expense	—	(196,642)	—	(196,642)

Loss before income taxes	(19,505)	(241,260)	—	(260,765)
Income tax benefit	(1,068)	(29,030)	—	(30,098)

Net loss	$(18,437)	$(212,230)	$—	$(230,667)

Total assets at end of period	$25,070	$5,247,040	$—	$5,272,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Earnings per Share

The computation of earnings per share for fiscal years 2011, 2010 and 2009 is as follows:

	Twelve Months Ended March 31,
	2011	2010	2009
		(In thousands)

Numerator:
Numerator for basic and diluted earnings per share — loss available to common stockholders	$(54,524)	$(189,973)	$(232,839)
Denominator:
Denominator for basic earnings per share — weighted-average shares	21,252	21,189	21,076
Effect of dilutive securities:
Employee stock options	—	—	—
Management Recognition Plans	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	21,252	21,189	21,076

Basic loss per common share	$(2.57)	$(8.97)	$(11.05)

Diluted loss per common share	$(2.57)	$(8.97)	$(11.05)

At March 31, 2011, approximately 409,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The U.S. Treasury’s warrants to purchase 7.4 million shares of common stock at an exercise price of $2.23 were not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if the U.S. Treasury’s Senior Preferred Stock were converted are not included in the computation of diluted earnings per share for the years ended March 31, 2011, 2010 and 2009.

Note 22 —	Branch Sales

On June 25, 2010, the Corporation completed the sale of eleven branches located in Northwest Wisconsin to Royal Credit Union headquartered in Eau Claire, Wisconsin. Royal Credit Union assumed approximately $171.2 million in deposits and acquired $61.8 million in loans and $9.8 million in office properties and equipment. The net gain on the sale was $5.0 million. The net gain included a write off of the $3.9 million core deposit intangible that was required when designated core deposits were sold in this transaction.

On July 23, 2010, the Corporation completed the sale of four branches located in Green Bay, Wisconsin and surrounding communities to Nicolet National Bank headquartered in Green Bay, Wisconsin. Nicolet National Bank assumed $105.1 million in deposits and acquired $24.8 million in loans and $0.4 million in office properties and equipment. The net gain on the sale was $2.3 million.

These transactions were not considered to be discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 —	Selected Quarterly Financial Information (Unaudited)

		Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	Mar 31,	2010	2010	2010	2010	2009	2009	2009
	2011	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)

Assets
Cash and due from banks	$34,596	$74,913	$44,326	$71,244	$42,411	$80,475	$45,638	$63,850
Interest-bearing deposits	72,419	59,605	104,242	163,138	469,751	251,813	324,384	580,452

Cash and cash equivalents	107,015	134,518	148,568	234,382	512,162	332,288	370,022	644,302
Investment securities available for sale, at fair value	523,289	529,801	561,086	485,175	416,203	465,421	474,010	544,607
Investment securities held to maturity, at amortized cost	27	31	33	36	39	42	44	47
Loans:
Held for sale	7,538	37,196	28,744	24,362	19,484	35,640	28,904	115,340
Held for investment, gross	2,670,489	2,819,429	2,995,403	3,207,047	3,409,224	3,547,740	3,677,128	3,781,163
Less allowance for loan losses	(150,122)	(157,438)	(156,186)	(166,649)	(179,644)	(164,494)	(170,664)	(139,455)

Held for investment, net	2,520,367	2,661,991	2,839,217	3,040,398	3,229,580	3,383,246	3,506,464	3,641,708
Foreclosed properties and repossessed assets, net	90,707	69,241	60,222	49,413	55,436	40,420	38,431	50,148
Real estate held for development and sale	717	1,213	1,251	1,251	1,304	2,013	2,042	16,205
Office properties and equipment	29,127	30,251	31,124	32,479	43,558	46,136	47,396	48,008
Federal Home Loan Bank stock — at cost	54,829	54,829	54,829	54,829	54,829	54,829	54,829	54,829
Accrued interest and other assets	61,209	61,681	78,779	76,604	83,670	93,940	112,477	121,715

Total assets	$3,394,825	$3,580,752	$3,803,853	$3,998,929	$4,416,265	$4,453,975	$4,634,619	$5,236,909

Liabilities and Stockholders’ (Deficit) Equity
Deposits
Non-interest bearing	$240,671	$255,595	$278,353	$266,626	$285,374	$278,914	$295,096	$289,322
Interest bearing deposits and accrued interest	2,466,489	2,588,730	2,749,382	2,958,756	3,267,388	3,319,271	3,444,901	3,698,584

Total deposits and accrued interest	2,707,160	2,844,325	3,027,735	3,225,382	3,552,762	3,598,185	3,739,997	3,987,906
Other borrowed funds	654,779	677,129	696,429	701,429	789,729	754,422	755,797	1,038,742
Other liabilities	46,057	54,359	40,078	34,078	31,560	38,463	56,225	55,206

Total liabilities	3,407,996	3,575,813	3,764,242	3,960,889	4,374,051	4,391,070	4,552,019	5,081,854

Preferred stock, $.10 par value, 5,000,000 shares authorized,
110,000 shares issued and outstanding	89,008	87,165	85,312	83,459	81,596	79,753	77,900	76,047
Common stock, $.10 par value, 100,000,000 shares authorized,
25,363,339 shares issued	2,536	2,536	2,536	2,536	2,536	2,536	2,536	2,536
Additional paid-in capital	111,513	114,667	114,667	114,667	114,662	114,658	114,829	114,821
Retained (deficit) earnings	(103,362)	(83,135)	(69,223)	(68,709)	(54,677)	(26,318)	(11,632)	65,666
Accumulated other comprehensive income (loss) related to AFS securities	(16,397)	(16,463)	6,507	7,740	507	(4,863)	4,759	1,165
Accumulated other comprehensive loss related to OTTI non credit issues	(3,555)	(3,771)	(3,820)	(5,267)	(5,906)	(6,404)	(6,125)	(5,516)

Total accumulated other comprehensive (loss) income	(19,952)	(20,234)	2,687	2,473	(5,399)	(11,267)	(1,366)	(4,351)
Treasury stock, at cost	(90,534)	(90,526)	(90,834)	(90,852)	(90,975)	(90,932)	(94,155)	(94,496)
Deferred compensation obligation	(2,380)	(5,534)	(5,534)	(5,534)	(5,529)	(5,525)	(5,512)	(5,494)

Total Anchor BanCorp stockholders’ (deficit) equity	(13,171)	4,939	39,611	38,040	42,214	62,905	82,600	154,729

Non-controlling interest in real estate partnerships	—	—	—	—	—	—	—	326

Total liabilities and stockholders’ (deficit) equity	$3,394,825	$3,580,752	$3,803,853	$3,998,929	$4,416,265	$4,453,975	$4,634,619	$5,236,909

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	Mar 31,	2010	2010	2010	2010	2009	2009	2009
	2011	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)

Interest income:
Loans	$33,231	$36,631	$40,149	$40,681	$43,708	$48,545	$49,551	$53,790
Investment securities and Federal Home
Loan Bank stock	3,943	$4,442	$3,421	$3,445	$4,122	$4,801	$5,473	$6,047
Securities and other	66	78	126	250	207	208	361	269

Total interest income	37,240	41,151	43,696	44,376	48,037	53,554	55,385	60,106
Interest expense:
Deposits	8,617	10,993	13,240	15,815	18,889	21,278	23,040	24,133
Other borrowed funds	7,163	7,844	8,038	9,673	10,456	9,899	13,380	11,048

Total interest expense	15,780	18,837	21,278	25,488	29,345	31,177	36,420	35,181

Net interest income	21,460	22,314	22,418	18,888	18,692	22,377	18,965	24,925
Provision for credit losses	10,178	21,412	10,674	8,934	20,170	10,456	60,900	70,400

Net interest income (loss) after provision for credit losses	11,282	902	11,744	9,954	(1,478)	11,921	(41,935)	(45,475)
Total other than temporary losses	(8)	—	—	—	(427)	(872)	(874)	(164)
Portion of loss recognized in other comprehensive income	—	—	—	—	359	786	795	160
Reclassification from accumulated other comprehensive income	(70)	(163)	(113)	(86)	(271)	(260)	(107)	(209)

Net impairment losses recognized in earnings	(78)	(163)	(113)	(86)	(339)	(346)	(186)	(213)
Loan servicing income (loss), net of amortization	516	(416)	339	1,153	1,045	1,038	669	(182)
Credit enhancement income on mortgage loans sold	43	116	236	253	270	293	319	377
Service charges on deposits	2,544	2,855	3,165	3,753	3,509	3,949	4,146	3,829
Investment and insurance commissions	752	971	769	956	779	1,070	798	804
Net gain on sale of loans	1,600	5,601	9,216	1,347	3,314	2,805	1,062	11,403
Net gain on sale of investment securities	709	1,187	6,653	112	1,699	5,783	2,108	1,505
Other revenue from real estate operations	(295)	—	1	386	(709)	—	1,482	911
Net gain on sale of branches	2	100	2,318	4,930	—	—	—	—
Other non-interest income	997	1,435	1,136	863	938	1,104	533	1,186

Total non-interest income	6,790	11,686	23,720	13,667	10,506	15,696	10,931	19,620
Compensation	10,203	10,396	9,578	11,825	12,178	12,415	14,099	14,350
Occupancy	2,236	1,921	2,017	2,367	2,769	2,427	2,647	2,413
Federal deposit insurance premium	2,283	1,423	3,621	4,075	4,144	4,300	4,608	5,578
Furniture and equipment	1,536	1,520	1,741	1,762	1,972	1,836	2,092	2,050
Data processing	1,559	1,627	1,782	1,572	1,643	1,914	1,689	1,932
Marketing	514	248	410	307	725	542	642	373
Other expenses from real estate
partnership operations	115	32	13	502	1,089	211	2,208	1,451
Foreclosed properties -net expense	11,778	3,307	6,784	5,656	4,970	7,710	8,838	3,932
Foreclosure cost advance impairment	—	—	—	—	969	—	—	3,708
Mortgage servicing rights impairment (recovery)	52	(1,611)	1,272	190	(140)	(415)	(6)	(1,344)
Legal services	1,333	1,866	2,680	2,099	1,303	1,961	1,165	708
Other professional fees	992	767	315	1,794	653	1,007	1,549	612
Other non-interest expense	3,704	3,151	3,899	3,546	4,818	3,862	4,534	3,509

Total non-interest expense	36,305	24,647	34,112	35,695	37,093	37,770	44,065	39,272

Income (loss) before income taxes	(18,233)	(12,059)	1,352	(12,074)	(28,065)	(10,153)	(75,069)	(65,127)
Income tax expense (benefit)	150	—	14	—	(1,503)	3	—	—

Net income (loss)	(18,383)	(12,059)	1,338	(12,074)	(26,562)	(10,156)	(75,069)	(65,127)
Income (loss) attributable to non-controlling
interest in real estate partnerships	—	—	—	—	—	—	85	(85)
Preferred stock dividends in arrears	(1,503)	(1,494)	(1,352)	(1,585)	(1,436)	(1,419)	(1,401)	(1,392)
Preferred stock discount accretion	(1,843)	(1,853)	(1,853)	(1,863)	(1,843)	(1,853)	(1,853)	(1,862)

Net loss available to common equity of Anchor BanCorp	$(21,729)	$(15,406)	$(1,867)	$(15,522)	$(29,841)	$(13,428)	$(78,408)	$(68,296)

Loss per common share:
Basic	$(1.02)	$(0.72)	$(0.09)	$(0.73)	$(1.40)	$(0.63)	$(3.71)	$(3.23)
Diluted	(1.02)	(0.72)	(0.09)	(0.73)	(1.40)	(0.63)	(3.71)	(3.23)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of restatements for the quarters are as follows:

	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,
	2011	2010	2010	2010	2010	2009	2009	2009
	(In thousands, except per share data)

Other borrowed funds as previously stated	$654,779	$685,608	$704,908	$709,359	$796,153	$759,479	$759,479	$1,041,049
Prior period adjustment (See Note 1)	—	(8,479)	(8,479)	(7,930)	(6,424)	(5,057)	(3,682)	(2,307)

Other borrowed funds as restated	$654,779	$677,129	$696,429	$701,429	$789,729	$754,422	$755,797	$1,038,742

Other liabilities as previously stated	$46,057	$60,340	$45,940	$39,840	$37,237	$44,068	$61,773	$60,710
Prior period adjustment (See Note 1)	—	(5,981)	(5,862)	(5,762)	(5,677)	(5,605)	(5,548)	(5,504)

Other liabilities as restated	$46,057	$54,359	$40,078	$34,078	$31,560	$38,463	$56,225	$55,206

Additional paid-in capital as previously stated	$111,513	$109,133	$109,133	$109,133	$109,133	$109,133	$109,317	$109,327
Prior period adjustment (See Note 1)	—	5,534	5,534	5,534	5,529	5,525	5,512	5,494

Additional paid-in capital as restated	$111,513	$114,667	$114,667	$114,667	$114,662	$114,658	$114,829	$114,821

Retained (deficit) earnings as previously stated	$(103,362)	$(92,061)	$(78,030)	$(76,867)	$(61,249)	$(31,455)	$(15,350)	$63,349
Prior period adjustment (See Note 1)	—	8,926	8,807	8,158	6,572	5,137	3,718	2,317

Retained (deficit) earnings as restated	$(103,362)	$(83,135)	$(69,223)	$(68,709)	$(54,677)	$(26,318)	$(11,632)	$65,666

Interest expense on other borrowed funds as previously reported
	$7,163	$7,963	$8,138	$9,753	$10,524	$9,943	$13,406	$11,058
Prior period adjustment (See Note 1)	—	(119)	(100)	(80)	(68)	(44)	(26)	(10)

Interest expense on other borrowed funds as restated	$7,163	$7,844	$8,038	$9,673	$10,456	$9,899	$13,380	$11,048

Net income (loss) as previously reported	$(18,383)	$(12,178)	$1,238	$(12,154)	$(26,630)	$(10,200)	$(75,095)	$(65,137)
Prior period adjustment (See Note 1)	—	119	100	80	68	44	26	10

Net income (loss) as restated	$(18,383)	$(12,059)	$1,338	$(12,074)	$(26,562)	$(10,156)	$(75,069)	$(65,127)

Net loss available to common shareholders as previously reported	$(21,729)	$(14,031)	$(1,163)	$(15,522)	$(29,841)	$(13,428)	$(78,408)	$(68,296)
Prior period adjustment (See Note 1)	—	(1,375)	(704)	—	—	—	—	—

Net loss available to common shareholders as restated	$(21,729)	$(15,406)	$(1,867)	$(15,522)	$(29,841)	$(13,428)	$(78,408)	$(68,296)

Net loss per share as previously reported	$(1.02)	$(0.66)	$(0.05)	$(0.73)	$(1.40)	$(0.63)	$(3.71)	$(3.23)
Prior period adjustment (See Note 1)	—	(0.06)	(0.04)	—	—	—	—	—

Net loss per share as restated	$(1.02)	$(0.72)	$(0.09)	$(0.73)	$(1.40)	$(0.63)	$(3.71)	$(3.23)

McGladrey & Pullen, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited the consolidated balance sheets of Anchor BanCorp Wisconsin Inc. and Subsidiaries (the Corporation) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, at March 31, 2011, all of the subsidiary bank’s regulatory capital amounts and ratios are below the capital levels required by the consent order. The subsidiary bank has also suffered recurring losses from operations. Failure to meet the capital requirements exposes the Corporation to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the subsidiary bank. In addition, as discussed in Note 11, the Corporation’s outstanding balance under the Amended and Restated Credit Agreement is currently in default. These matters raise substantial doubt about the ability of the Corporation to continue as a going concern. The accompanying financial statements do not include any adjustments that would be necessary should the Corporation be unable to continue as a going concern.

McGladrey is the brand under which RSM McGladrey, Inc. and McGladrey & Pullen, LLP serve clients’ business needs. The two firms operate as separate legal entities in an alternative practice structure	Member of RSM International network, a network of independent accounting, tax and consulting firms.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 28, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 1 to the Consolidated Financial Statements, the March 31, 2010 and 2009 financial statements have been restated to correct misstatements.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 28, 2011

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

McGladrey & Pullen, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Anchor BanCorp Wisconsin Inc.

We have audited Anchor BanCorp Wisconsin Inc. and Subsidiaries’ (the Corporation’s) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

McGladrey is the brand under which RSM McGladrey, Inc. and McGladrey & Pullen, LLP serve clients’ business needs. The two firms operate as separate legal entities in an alternative practice structure	Member of RSM International network, a network of independent accounting, tax and consulting firms.

In our opinion the Corporation maintained in all material respects effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of for the year ended March 31, 2011 of Anchor BanCorp Wisconsin Inc. and our report dated June 28, 2011 expressed an unqualified opinion with an emphasis paragraph regarding the Corporation’s ability to continue as a going concern and an emphasis paragraph regarding restatement of the March 31, 2010 and 2009 financial statements.

/s/  McGladrey & Pullen, LLP

Madison, Wisconsin
June 28, 2011

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

Restatement

On June 9, 2011, the Corporation announced that its Audit Committee had evaluated the financial reporting issues surrounding the accrual of dividends on Preferred Shares sold to the U.S. Treasury and two deferred compensation plans. As a result of this review, the Corporation announced that the previously issued consolidated financial statements for the fiscal years March 31, 2007 through March 31, 2010 included in the Company’s Forms 10-K, and the fiscal quarters from June 30, 2007 through December 31, 2010 included in the Corporations Forms 10-Q should no longer be relied upon.

Management had accrued dividends on cumulative preferred stock prior to declaring a dividend on those shares. The declaration of the dividends was not allowed under the terms of a consent order with federal regulators. These dividends were accrued through August 15, 2010. The accrual of dividends resulted in an understatement of stockholder’s equity of the Corporation during the quarters that the undeclared dividend was accrued.

The Corporation also accrued interest at a rate of 5%, simple interest on the unpaid dividends based on a statement it received from Bank of New York. The agreement with the US Treasury requires a dividend of 5% on the unpaid dividends, compounded on the unpaid dividends. The accrual of interest expense impacted the net income for all quarters in 2010 and the first three quarters of 2011. The detail of the quarterly impact can be found in Note 23 of the March 31, 2011 consolidated financial statements.

The accrual of interest on the unpaid dividends resulted in an overstatement of interest expense and net loss and an understatement in stockholders’ equity of the Corporation for all quarters in 2010 and the first three quarters of 2011. Because of the nature of the misclassification, there was no impact on the net loss available to common shareholders.

In addition, management identified and quantified the impact of an accounting error for two deferred compensation plans. The Corporation had two deferred compensation plans that required the payment to plan participants in the form of Corporation Common Stock. Grantor trusts were established to purchase the common shares. The measurement aspect of the plan obligations were accounted for correctly, but incorrectly included as “other liabilities” versus recorded as an equity account. The grantor trusts were correctly accounted for and displayed as “deferred compensation obligation” in the equity section. The improper reporting of these plans resulted in an understatement of stockholders equity of the corporation in prior years.

Both of these accounting issues were the result of prior management decisions and the ineffective internal control over financial reporting.

Remediation

As reported in the Form 10-K for the year ended March 31, 2010 and filed on June 29, 2010, the Corporation had previously concluded that its controls over financial reporting were not effective for the period ended March 31,

2010. During the year ended March 31, 2011, internal control remediation plans were developed to address the material weakness.

Those remediation efforts included:

•	Making significant personnel changes including a restructuring of the financial reporting department.

•	Adding key personnel with specific skills sets for accounting issues in: financial reporting; generally accepted accounting principle application; accounting for other real estate; FDIC insurance premiums; and foreclosure cost advances.

•	Implementing procedures to improve the review and evaluation of the subsequent event activity.

•	Establishing more detailed procedures for the accumulation, review, approval and recording of accounting adjustments in the appropriate accounting period.

•	Adding historical trend analysis and comparisons with budget as additional analytical controls which would detect significant adjustments that could impact income and therefore stockholders equity.

•	Establishing a formal process for department heads to review, evaluate, and represent to the CFO and CEO changes in accounting of internal controls for their departments as well as accounting issues past, present or emerging.

•	Establishing a Chief Accounting Officer role with the responsibility to review, revise and monitor the performance of the controls over financial reporting.

The Audit Committee directed management to develop a detailed plan and timetable for the implementation of the foregoing remediation efforts and monitored the implementation process.

Management believes that the remediation efforts alleviated the material weakness initially reported at March 31, 2010. Additionally, management believes that these remediation efforts were the key to resolving the two issues noted above in the restatement section.

The accrued dividends were identified as an “uncorrected misstatement” by the independent auditors at March 31, 2010. This issue was part of the financial reporting weakness noted in the year ending March 31, 2010.

The accrual of “interest” on the unpaid dividends was identified as the review of the entire cumulative dividend accounting issue was being completed.

The deferred compensation issue was identified by management in the fourth fiscal quarter of the year ending March 31, 2011. The accounting for these plans has not changed since plan inception in the early 1990’s.

While evaluating the materiality of the deferred compensation issue identified during the fourth quarter of 2011, management considered the unusually low level of reported equity and the impact of this misstatement aggregated with the misstatement related to the preferred stock dividends. Due to the combination of these factors, management concluded that restatement of the prior periods was the most appropriate resolution.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure and control procedures as of March 31, 2011.

Considering the remediation that has occurred as of March 31, 2011, the CEO and CFO have concluded that the disclosure and control procedures were effective for providing reliability in financial reporting and the preparation of financial statements.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of reports that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Bank assets.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. These criteria include the control environment, risk assessment, control activities, information and communication and monitoring of each of the above criteria. Based on management’s assessment, it determined that the Corporation internal control over financial reporting was effective as of March 31, 2011. While there was a restatement of previously filed consolidated financial statements, the issues leading to that restatement were identified as part of the remediation implemented by management. This remediation was fully implemented prior to March 31, 2011. Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2011 has been audited by the independent registered public accounting firm, as stated in its report included in Item 8.

Internal Control over Financial Reporting

During the year ended March 31, 2010, the Corporation identified a material weakness in its internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act). The Corporation’s principal executive officer and principal financial officer concluded that the Corporation did not maintain effective entity level controls over financial reporting to ensure that the Corporation’s financial statements are prepared in accordance with generally accepted accounting principles.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2011, management revised and implemented entity level controls to ensure that the Corporation’s financial statements are prepared in accordance with generally accepted accounting principles, in order to remediate the material weakness identified in the prior year. Improvements to entity level controls include the establishment of accounting policies and procedures that require general ledger accounts to be formally reconciled and independently reviewed on at least a monthly basis.

Other than the actions mentioned above, there has been no change in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Corporation’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The information related to Directors and Executive Officers is incorporated herein by reference to “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011.

The Corporation has adopted a code of business conduct and ethics for the CEO and CFO which is available on the Corporation’s website at www.anchorbank.com.

Item 11.	Executive Compensation

The information relating to executive compensation is incorporated herein by reference to “Compensation of Directors” and “Executive Compensation” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011.

Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted-Average	Future Issuance Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in the First Column)

Equity Compensation Plans Approved By Security Holders	408,850	(1)	$22.34	1,326,269	(2)(3)
Equity Compensation Plans Not Approved By Security Holders	—		—	—

Total	408,850		$22.34	1,326,269

(1)	Excludes purchase rights accruing under our 1999 Employee Stock Purchase Plan (“ESPP”), which has a stockholder-approved reserve of 300,000 shares of Common Stock. Under the ESPP, each eligible employee may purchase shares of Common Stock at semi-annual intervals each year at a purchase price determined by the Compensation Committee, which shall not be less than 95% of the fair market value of a share of Common Stock on the last business day of such annual offering period. In no event may the amount of Common Stock purchased by a participant in the ESPP in a calendar year exceed $25,000, measured as of the time an option under the ESPP is granted.

(2)	Includes shares available for future issuance under the ESPP. As of March 31, 2011, no shares of Common Stock were available for issuance under this plan.

(3)	Includes 429,869 shares of Common Stock which may be awarded under the Company’s Amended and Restated Management Recognition Plan, which provides for the grant of restricted Common Stock to employees of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to “Election of Directors” in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to “Relationship with Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of the Corporation and its subsidiaries, together with the related reports of McGladrey & Pullen, LLP, dated June 28, 2011, are incorporated herein by reference to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets at March 31, 2011 and 2010.

Consolidated Statements of Operations for each year in the three-year period ended March 31, 2011.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each year in the three-year period ended March 31, 2011.

Consolidated Statements of Cash Flows for each year in the three-year period ended March 31, 2011.

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

(a)(3) Exhibits

The following exhibits are either filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit No. 3.	Certificate of Incorporation and Bylaws:

3.1	Articles of Incorporation of Anchor BanCorp Wisconsin Inc., as amended, including Articles of Amendment with respect to series A Preferred Stock (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K for the year ended March 31, 2001 filed on June 11, 2001, File No. 000-20006, Film No. 01657997) and Articles of Amendment with respect to Fixed Rate Cumulative Perpetual Preferred Stock, Series B dated January 30, 2009 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
3.2	Bylaws of Anchor BanCorp Wisconsin Inc. (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992) and Amendment to the Bylaws of Anchor BanCorp Wisconsin, Inc. dated June 2, 2009 (incorporated by reference to Exhibit 3.2 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

Exhibit No. 4.	Instruments Defining the Rights of Security Holders:

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
4.2	Warrant to Purchase Shares of Anchor BanCorp Wisconsin, Inc. Common Stock dated January 30, 2009 issued to the United States Department of the Treasury (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
4.3	Rights Agreement dated as of November 5, 2010 between Anchor BanCorp Wisconsin, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed November 5, 2010, File No. 101169696).

Exhibit No. 10.	Material Contracts:

10.1	Anchor BanCorp Wisconsin Inc. Retirement Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.2	Anchor BanCorp Wisconsin Inc. Amended and Restated Management Recognition Plan (incorporated by reference to Annex B of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).
10.3	Employment Agreement between the Bank and Tom Dolan effective March 1, 2011 (filed herewith).
10.4	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).
10.5	1995 Stock Incentive Plan (incorporated by reference to Registrant’s proxy statement filed on June 16, 1995, File No. 000-20006).
10.6	Anchor BanCorp Wisconsin Inc. Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).

Exhibit No. 10.	Material Contracts:

10.7	Anchor BanCorp Wisconsin Inc. Annual Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 of Registrant’s Form S-1 Registration Statement filed on March 19, 1992).
10.8	AnchorBank, fsb Excess Benefit Plan (incorporated by reference to Exhibit 10.12 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 1994 filed on June 29, 1994, File No. 000-2006).
10.9	2001 Stock Option Plan for Non-Employee Directors (incorporated by reference to Annex C of Registrant’s proxy statement filed on June 11, 2001, File No. 000-20006, Film No. 01657999).
10.10	2004 Equity Incentive Plan (incorporated by reference to Appendix B of Registrant’s proxy statement filed June 10, 2004, File No. 000-20006, Film No. 04857422).
10.11	Employment Agreement between the Bank and Mark D. Timmerman effective March 1, 2011 (filed herewith).
10.12	Amended and Restated Credit Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).
10.13	Pledge Agreement, dated as of June 9, 2008, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2008, File No. 000-20006, Film No. 081006528).
10.14	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of September 30, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed September 30, 2008, File No. 000-20006, Film No. 081098069).
10.15	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of December 22, 2008, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 31, 2008, File No. 000-20006, Film No. 081279327).
10.16	Letter Agreement including the Securities Purchase Agreement — Standard Terms, between Anchor BanCorp Wisconsin, Inc. and the United States Department of the Treasury, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed February 3, 2009, File No. 000-20006, Film No. 09565443).
10.17	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of March 2, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 4, 2009, File No. 000-20006, Film No. 09654044).
10.18	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 29, 2009, among Anchor Bancorp Wisconsin, Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 2, 2009, File No. 000-20006, Film No. 09867558).
10.19	Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.28 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).

Exhibit No. 10.	Material Contracts:

10.20	Stipulation and Consent to Issuance of Order to Cease and Desist between Anchor BanCorp Wisconsin, Inc. and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.29 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.21	Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.30 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.22	Stipulation and Consent to Issuance of Order to Cease and Desist between AnchorBank, fsb and the Office of Thrift Supervision dated June 26, 2009 (incorporated by reference to Exhibit 10.31 of Registrant’s Annual Report on Form 10-K for the year ended March 31, 2009 filed on June 29, 2009, File No. 000-20006, Film No. 09915927).
10.23	Employment Agreement between the Bank and Martha M. Hayes effective August 1, 2010 (filed herewith).
10.24	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of December 22, 2009, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed December 23, 2009, File No. 000-20006, Film No. 091258727).
10.25	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of April 29, 2010, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed May 6, 2010, File No. 000-20006, Film No. 10808918).
10.26	Amendment No. 7 to Amended and Restated Credit Agreement, dated as of May 25, 2011, among Anchor Bancorp Wisconsin Inc., the financial institutions from time to time party to the agreement and U.S. Bank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed June 1, 2011, File No. 001-34955, Film No. 11883616).
10.27	Prompt Corrective Action Directive between AnchorBank, fsb and the Office of Thrift Supervision (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed September 8, 2010, File No. 000-20006, Film No. 101061856).
10.28	Branch Sale Agreement between AnchorBank, fsb and Nicolet National Bank dated May 5, 2010 (incorporated by reference to Exhibit 10.35 of Registrant’s Annual Report on Form 10-K filed June 29, 2010, File No. 000-20006, Film No. 10924914).
10.29	Branch Sale Agreement between AnchorBank, fsb and Royal Credit Union dated November 13, 2009 (incorporated by reference to Exhibit 10.36 of Registrant’s Annual Report on Form 10-K filed June 29, 2010, File No. 000-20006, Film No. 10924914).

The Corporation’s management contracts or compensatory plans or arrangements consist of Exhibits 10.1-10.23 above.

Exhibit No. 11.	Computation of Earnings per Share:

Refer to Note 21 to the Consolidated Financial Statements in Item 8.

Exhibit No. 21.	Subsidiaries of the Registrant:

Subsidiary information is incorporated by reference to “Part I, Item 1, Business-General” and “Part I, Item 1, Business-Subsidiaries.”

Exhibit No. 23.1	Consent of McGladrey & Pullen, LLP:

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

Exhibit No. 99.1

Section III Certification of Chief Executive Officer is included herein as an exhibit to this report.

Exhibit No. 99.2

Section III Certification of Chief Financial Officer is included herein as an exhibit to this report.

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

Date: June 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

By:	/s/ Chris Bauer	By:	/s/ Thomas G. Dolan

	Chris Bauer President and Chief Executive Officer (principal executive officer) Date: June 28, 2011		Thomas G. Dolan Executive Vice President, Treasurer and Chief Financial Officer (principal financial and accounting officer)
Date: June 28, 2011

By:	/s/ Donald D. Kropidlowski	By:	/s/ Greg M. Larson

	Donald D. Kropidlowski Director		Greg M. Larson Director
	Date: June 28, 2011		Date: June 28, 2011

By:	/s/ Richard A. Bergstrom	By:	/s/ Pat Richter

	Richard A. Bergstrom Director		Pat Richter Director
	Date: June 28, 2011		Date: June 28, 2011

By:	/s/ James D. Smessaert	By:	/s/ Holly Cremer Berkenstadt

	James D. Smessaert Director		Holly Cremer Berkenstadt Director
	Date: June 28, 2011		Date: June 28, 2011

By:	/s/ Donald D. Parker	By:	/s/ David L. Omachinski

	Donald D. Parker Director		David L. Omachinski Director
	Date: June 28, 2011		Date: June 28, 2011