Form 10-K/A
period 2011-03-31
ANCHOR BANCORP WISCONSIN INC
filed 2011-06-30
CIK 885322

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________.
Commission File No. 001-34955
ANCHOR BANCORP WISCONSIN INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1726871

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 West Main Street
Madison, Wisconsin 53703

(Address of principal executive offices)
Registrant’s telephone number, including area code: (608) 252-8700
Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $.10 per share	NASDAQ Global Select Market

(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on August 4, 2011 (Part III, Items 10 to 14).
EXPLANATORY NOTE
This Amendment No. 1 is being filed solely to include a signed copy of the Consent of the independent registered public accounting firm as Exhibit 23.1. The original 10-K inadvertently included an unsigned copy of this item. An executed Exhibit 23.1 is included in this filing, but the content is unchanged from our original filing except to include the signature of the independent registered public accounting firm on its Consent.
This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the SEC. Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.
Dated: 6/30/2011	/s/ Chris Bauer
President and Chief Executive Officer

The following exhibits are filed by reference or herewith as a part of this report:
Index To Exhibits

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002