Form 10-Q
period 2011-06-30
ANCHOR BANCORP WISCONSIN INC
filed 2011-08-02
CIK 885322

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Class: Common stock — $.10 Par Value
Number of shares outstanding as of July 31, 2011: 21,677,594

ANCHOR BANCORP WISCONSIN INC.
INDEX — FORM 10-Q

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	March 31,
	2011	2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$44,730	$34,596
Interest-bearing deposits	84,016	72,419

Cash and cash equivalents	128,746	107,015
Investment securities available for sale	470,771	523,289
Investment securities held to maturity (fair value of $25 and $28, respectively)	25	27
Loans:
Held for sale	16,333	7,538
Held for investment, less allowance for loan losses of $138,740 at June 30, 2011 and $150,122 at March 31, 2011	2,390,987	2,520,367
Foreclosed properties and repossessed assets, net	89,491	90,707
Real estate held for development and sale	717	717
Office properties and equipment	28,365	29,127
Federal Home Loan Bank stock—at cost	54,829	54,829
Accrued interest and other assets	60,603	61,209

Total assets	$3,240,867	$3,394,825

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$260,939	$240,671
Interest bearing deposits and accrued interest	2,388,536	2,466,489

Total deposits and accrued interest	2,649,475	2,707,160
Other borrowed funds	543,679	654,779
Other liabilities	52,703	46,057

Total liabilities	3,245,857	3,407,996

Commitments and contingent liabilities (Note 10)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $14,043 at June 30, 2011 and $12,507 at March 31, 2011	90,871	89,008
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,677,594 shares outstanding	2,536	2,536
Additional paid-in capital	111,513	111,513
Retained deficit	(109,980)	(103,362)
Accumulated other comprehensive loss related to AFS securities	(3,297)	(16,397)
Accumulated other comprehensive loss related to OTTI non credit issues	(3,719)	(3,555)

Total accumulated other comprehensive loss	(7,016)	(19,952)
Treasury stock (3,685,745 shares), at cost	(90,534)	(90,534)
Deferred compensation obligation	(2,380)	(2,380)

Total stockholders’ deficit	(4,990)	(13,171)

Total liabilities and stockholders’ deficit	$3,240,867	$3,394,825

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
	2011	2010
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$32,109	$40,681
Investment securities and Federal Home Loan Bank stock	3,956	3,445
Interest-bearing deposits	52	250

Total interest income	36,117	44,376
Interest expense:
Deposits	7,327	15,815
Other borrowed funds	7,270	9,673

Total interest expense	14,597	25,488

Net interest income	21,520	18,888
Provision for credit losses	3,482	8,934

Net interest income after provision for credit losses	18,038	9,954

Non-interest income:
Total other than temporary losses	—	—
Portion of loss recognized in other comprehensive income	—	—
Reclassification from accumulated other comprehensive income	(59)	(86)

Net impairment losses recognized in earnings	(59)	(86)
Loan servicing income, net of amortization	768	1,153
Credit enhancement income on mortgage loans sold	46	253
Service charges on deposits	2,794	3,753
Investment and insurance commissions	1,037	956
Net gain on sale of loans	1,173	1,347
Net gain on sale of investment securities	1,136	112
Net gain on sale of branches	—	4,930
Other revenue from real estate partnership operations	38	386
Other	994	863

Total non-interest income	7,927	13,667
(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Con’t .)

	Three Months Ended June 30,
	2011	2010
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$10,194	$11,825
Occupancy	1,980	2,367
Federal deposit insurance premiums	1,933	4,075
Furniture and equipment	1,544	1,762
Data processing	1,383	1,572
Marketing	305	307
Other expenses from real estate partnership operations	42	502
Foreclosed properties and repossessed assets—net expense	7,625	5,656
Mortgage servicing rights impairment	221	190
Legal services	934	2,099
Other professional fees	575	1,794
Other	3,974	3,546

Total non-interest expense	30,710	35,695

Loss before income taxes	(4,745)	(12,074)
Income tax expense (benefit)	10	—

Net loss	(4,755)	(12,074)
Preferred stock dividends in arrears	(1,536)	(1,585)
Preferred stock discount accretion	(1,863)	(1,863)

Net loss available to common equity	$(8,154)	$(15,522)

Comprehensive income (loss)	$8,181	$(4,202)

Loss per common share:
Basic	$(0.38)	$(0.73)
Diluted	(0.38)	(0.73)
Dividends declared per common share	—	—
See accompanying Notes to Unaudited Consolidated Financial Statements.

							Accu-
							mulated
							Other
			Additional			Deferred	Compre-
	Preferred	Common	Paid-in	Retained	Treasury	Compensation	hensive
	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total

Balance at April 1, 2010	$81,596	$2,536	$114,662	$(54,677)	$(90,975)	$(5,529)	$(5,399)	$42,214
Comprehensive income (loss):
Net loss	—	—	—	(41,178)	—	—	—	(41,178)
Non-credit portion of other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	8	8
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	(8,661)	(8,661)
Reclassification adjustment for credit portion of other-than-temporary impairment realized in income, net of tax of $0	—	—	—	—	—	—	432	432
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	(6,332)	(6,332)

Comprehensive loss								$(55,731)

Issuance of treasury stock	—	—	—	(95)	441	—	—	346
Change in deferred compensation obligation	—	—	(3,149)	—	—	3,149	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2011	$89,008	$2,536	$111,513	$(103,362)	$(90,534)	$(2,380)	$(19,952)	$(13,171)

Comprehensive income (loss):
Net loss	—	—	—	(4,755)	—	—	—	(4,755)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	(1,136)	(1,136)
Reclassification adjustment for credit portion of other-than-temporary impairment realized in income, net of tax of $0	—	—	—	—	—	—	59	59
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	14,013	14,013

Comprehensive loss								$8,181

Accretion of preferred stock discount	1,863	—	—	(1,863)	—	—	—	—

Balance at June 30, 2011	$90,871	$2,536	$111,513	$(109,980)	$(90,534)	$(2,380)	$(7,016)	$(4,990)

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2011	2010
	(In Thousands)
Operating Activities
Net loss	$(4,755)	$(12,074)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	3,482	8,934
Provision for OREO losses	1,245	3,051
Depreciation and amortization	909	1,192
Amortization and accretion of investment securities, net	371	1,126
Mortgage servicing rights impairment	221	190
Cash paid due to origination of loans held for sale	(80,549)	(140,297)
Cash received due to sale of loans held for sale	72,927	136,766
Net gain on sales of loans	(1,173)	(1,347)
Net gain on sale of investment securities	(1,136)	(112)
Gain on sale of foreclosed properties	(4,890)	(1,162)
Gain on sale of branches	—	(4,930)
Net impairment losses recognized in earnings	59	86
Stock-based compensation expense	—	22
Decrease in accrued interest receivable	730	690
(Increase) decrease in prepaid expense and other assets	(345)	11,116
Increase in accrued interest payable on deposits	2,962	1,176
Increase (decrease) in other liabilities	3,193	(947)

Net cash (used in) provided by operating activities	(6,749)	3,480

Investing Activities
Proceeds from sales of securities	55,757	4,315
Proceeds from maturities of securities	—	42,000
Purchase of securities	—	(123,037)
Principal collected on securities	10,405	14,526
Net decrease in loans held for investment	102,646	170,017
Purchases of office properties and equipment	(156)	(60)
Sales of office properties and equipment	9	9,947
Proceeds from sale of foreclosed properties	28,113	14,365
Investment in real estate held for development and sale	—	53

Net cash provided by investing activities	196,774	132,126

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Cont’d)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(61,183)	$(328,780)
Increase in advance payments by borrowers for taxes and insurance	3,989	3,694
Proceeds from borrowed funds	1,550,000	—
Repayment of borrowed funds	(1,661,100)	(88,300)

Net cash provided by (used in) financing activities	(168,294)	(413,386)

Net increase (decrease) in cash and cash equivalents	21,731	(277,780)
Cash and cash equivalents at beginning of period	107,015	512,162

Cash and cash equivalents at end of period	$128,746	$234,382

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$11,635	$24,392
Income taxes	—	—

Non-cash transactions:
Transfer of loans to foreclosed properties	23,252	10,231
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
In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, mortgage servicing rights and deferred tax assets, and the fair value of investment securities. The results of operations and other data for the three-month period ended June 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
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
Certain prior period accounts have been reclassified to conform to the current period presentations with no impact on net income (loss) or total equity.

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
At March 31, 2011 and June 30, 2011 the Bank had a core capital ratio of 4.26% and 4.44%, respectively, and a total risk-based capital ratio of 8.04% and 8.32%, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
On July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation. The full impact of the change in regulators on our operations will not be known for some time. The Federal Reserve and the OCC are now responsible for the administration of the Cease and Desist Order.

Going Concern
The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Orders. The Corporation and the Bank continue to consult with the successors to the OTS, Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in fiscal 2009, 2010 and 2011, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.
The Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted this plan.
Further, the Corporation entered into an amendment dated May 25, 2011 and executed May 31, 2011 (“Amendment No. 7”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 13, in which existing financial covenants remained the same and the interest rate was increased to 15.0%. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of June 30, 2011, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce the outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce the outstanding borrowings to zero by November 30, 2011, which may limit our ability to fund ongoing operations.
Credit Risks
While the Corporation has devoted, and will continue to devote, substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions also raise substantial doubt as to the Corporation’s ability to continue as a going concern. The continuing recession and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has incurred a net loss of $12.1 million and $4.8 million for the three months ended June 30, 2010 and June 30, 2011, respectively. Stockholders’ equity increased from a deficit of $13.2 million or (0.39)% of total assets at March 31, 2011 to a deficit of $5.0 million at June 30, 2011. At June 30, 2011, the Bank’s risk-based capital is considered adequately capitalized for regulatory purposes. However, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Bank Order dated June 26, 2009. The provision for credit losses was $3.5 million for the three months ended June 30, 2011. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.
Note 4 — Recent Accounting Pronouncements
ASU No. 2010-20, “Receivables (Topic 830) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures pending further guidance.
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
ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” In May 2011, the FASB issued ASU No. 2011-04. ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Corporation’s financial statements.
ASU No. 2011-05, "Presentation of Comprehensive Income.” In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no material impact on the Corporation’s financial statements.

Note 5 — Investment Securities
The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

At June 30, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,035	$160	$—	$4,195
Corporate stock and bonds	1,151	147	(1)	1,297
Agency CMOs and REMICs	318	17	—	335
Non-agency CMOs	38,820	285	(3,835)	35,270
Residential agency mortgage-backed securities	5,867	282	(6)	6,143
GNMA securities	427,596	1,841	(5,906)	423,531

	$477,787	$2,732	$(9,748)	$470,771

Held-to-maturity:
Residential agency mortgage-backed securities	$25	$—	$—	$25

At March 31, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,037	$89	$—	$4,126
Corporate stock and bonds	1,151	87	(19)	1,219
Agency CMOs and REMICs	342	16	—	358
Non-agency CMOs	49,921	371	(3,655)	46,637
Residential agency mortgage-backed securities	6,131	282	(24)	6,389
GNMA securities	481,659	1,158	(18,257)	464,560

	$543,241	$2,003	$(21,955)	$523,289

Held-to-maturity:
Residential agency mortgage-backed securities	$27	$1	$—	$28

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at June 30, 2011 and March 31, 2011.

	At June 30, 2011
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Corporate stock and other	$86	$(1)	$—	$—	$86	$(1)
Non-agency CMOs	3,545	(78)	19,739	(3,757)	23,284	(3,835)
Residential mortgage-backed securities	939	(6)	—	—	939	(6)
GNMA securities	248,469	(5,906)	—	—	248,469	(5,906)

	$253,039	$(5,991)	$19,739	$(3,757)	$272,778	$(9,748)

	At March 31, 2011
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
			(In Thousands)
Corporate stock and other	$—	$—	$68	$(19)	$68	$(19)
Non-agency CMOs	4,020	(22)	22,382	(3,633)	26,402	(3,655)
Residential mortgage-backed securities	948	(24)	—	—	948	(24)
GNMA securities	390,689	(18,257)	—	—	390,689	(18,257)

	$395,657	$(18,303)	$22,450	$(3,652)	$418,107	$(21,955)

The tables above represent 34 investment securities at June 30, 2011 compared to 46 at March 31, 2011 that, due to the current interest rate environment and other factors, have declined in value but do not presently represent other than temporary losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs. On a cumulative basis, for securities owned as of June 30, 2011, other-than-temporary impairments recognized in earnings by year of vintage were $1.6 million for 2007, $317,000 for 2006, $349,000 for 2005 and $25,000 prior to 2005.
The Corporation utilizes an independent pricing service to run a discounted cash flow model in the calculation of other-than-temporary impairments on non-agency CMOs. This model is also used to determine the portion of the other-than-temporary impairment that is due to credit losses, and the portion that is due to all other factors. On securities with other-than-temporary impairment, the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security is the credit loss.
To estimate fair value of non-agency CMOs, the cash flow model discounted estimated expected cash flows after credit losses at rates ranging from 4.0% to 12.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to a pricing service and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.
The significant inputs used for calculating the credit loss portion of securities with other-than-temporary impairment (“OTTI”) include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of June 1, 2011. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers on non-agency CMOs with similar attributes. The month 1 to month 24 constant default rate in the model ranged from 3.3% to 10.9%.
At June 30, 2011, the Corporation had 14 non-agency CMOs with a fair value of $35.1 million and an adjusted cost basis of $38.7 million that were other-than-temporarily impaired. At March 31, 2011, the Corporation had 21 non-agency CMOs with a fair value of $28.2 million and an adjusted cost basis of $31.8 million that were other-than-temporarily impaired. Seven non-agency CMOs with OTTI due to intent to sell and a fair value of $2.7 million as of March 31, 2011 were sold in the quarter ended June 30, 2011. The loss on these securities was recognized in earnings as of March 31, 2011. The increase in other-than-temporary impairment due to credit of $59,000 was included in earnings for the three months ended June 30, 2011.
The Corporation has $4.1 million in net unrealized losses on long-term Ginnie Mae (“GNMA”) securities as of June 30, 2011 due to increases in interest rates and factors other than credit. The Corporation has reviewed this portfolio for other-than-temporary impairment. Management has concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).
The following table is a rollforward of the amount of other-than-temporary impairment related to credit losses that have been recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income (loss) for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Beginning balance of the amount of OTTI related to credit losses	$2,197	$1,889

Increases to the amount related to the credit loss for which OTTI was previously recognized	59	86

Ending balance of the amount of OTTI related to credit losses	$2,256	$1,975

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended
	June 30,
	2011	2010
	(in thousands)
Proceeds from sales:	$55,757	$4,315

Gross gains on sales	1,141	112
Gross losses on sales	(5)	—

Net gain (loss) on sales	$1,136	$112

At June 30, 2011 and March 31, 2011, investment securities available-for-sale with a fair value of approximately $411.0 million and $420.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities by contractual maturity at June 30, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

		After 1	After 5
		Year	Years
	Within 1	through 5	through 10	Over Ten
	Year	Years	Years	Years	Total
		(Dollars In Thousands)
Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$4,195	$—	$—	$4,195
Corporate stock and other	—	—	—	1,297	1,297
Agency CMOs and REMICs	—	—	—	335	335
Non-agency CMOs	—	23	2,080	33,167	35,270
Residential mortgage-backed securities	—	404	1,469	4,270	6,143
GNMA securities	—	—	593	422,938	423,531

Total	$—	$4,622	$4,142	$462,007	$470,771

Held-to-maturity, at fair value:
Residential mortgage-backed securities	$—	$2	$23	$—	$25

Total	$—	$2	$23	$—	$25

	$—	$4,624	$4,165	$462,007	$470,796

Held-to-maturity, at cost:
Residential mortgage-backed securities	$—	$2	$23	$—	$25

Note 6 — Loans Receivable
Loans receivable held for investment consist of the following (in thousands):

	June 30,	March 31,
	2011	2011

Residential	$631,772	$648,514
Commercial and Industrial	74,325	99,689
Land and Construction	232,506	251,043
Multi-Family	393,568	423,587
Other Commercial Real Estate	273,042	276,688
Retail/office	395,290	419,439
Other Consumer	275,495	287,151
Education	268,616	276,735

	2,544,614	2,682,846
Contras to loans:
Allowance for loan losses	(138,740)	(150,122)
Undisbursed loan proceeds*	(11,339)	(8,761)
Unearned loan fees	(3,419)	(3,476)
Unearned interest	(125)	(115)
Net discount on loans purchased	(4)	(5)

	(153,627)	(162,479)

	$2,390,987	$2,520,367

*	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.
Residential Loans
At June 30, 2011, $631.8 million, or 24.8%, of the Bank’s total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the Bank’s portfolio have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans, based on a designated index. These loans are documented according to standard industry practices. This is generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. The Bank makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment ARMS.
Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. At June 30, 2011, approximately $429.0 million, or 67.9%, of the Bank’s permanent residential loans unpaid principal balance receivable consisted of loans with adjustable interest rates. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity.
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
At June 30, 2011, approximately $202.8 million, or 32.1%, of the Bank’s permanent residential loans unpaid principal balance receivable consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of ten to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.
Commercial and Industrial Loans
The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At June 30, 2011, the unpaid principal balance of commercial and industrial loans amounted to $74.3 million, or 2.9%, of the Bank’s total loans unpaid principal balance receivable. The Bank’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.
Commercial Real Estate Loans
The Bank originates commercial real estate loans that it typically holds in its loan portfolio. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At June 30, 2011, the Bank had $1.29 billion of loans unpaid principal balance secured by commercial real estate, which represented 50.9% of the Bank’s total loans unpaid principal balance receivable. The Bank generally limits the origination of such loans to its primary market area.
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
Consumer Loans
The Bank offers consumer loans in order to provide a full range of financial services to its customers. At June 30, 2011, $544.1 million, or 21.4%, of the Bank’s consolidated total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.
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
Approximately $268.6 million, or 10.6%, of the Bank’s total loans unpaid principal balance receivable at June 30, 2011 consisted of education loans. These are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which generally obtains reinsurance of its obligations from the U.S. Department of Education. Education loans may be sold to the U.S. Department of Education or to other investors. The Bank received no proceeds from sale of education loans during the first quarter of fiscal 2012.
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
A summary of the activity in the allowance for loan losses follows:

	Three Months Ended June 30,
	2011	2010
	(Dollars In Thousands)
Allowance at beginning of period	$150,122	$179,644
Provision	3,620	8,934
Charge-offs	(17,710)	(22,193)
Recoveries	2,708	264

Allowance at end of period	$138,740	$166,649

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 (in thousands):

		Commercial	Commercial
	Residential	and Industrial	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provisions	390	(197)	2,733	694	3,620
Charge-offs	(1,756)	(2,522)	(12,574)	(858)	(17,710)
Recoveries	506	643	1,415	144	2,708

Ending balance	$19,627	$17,465	$98,019	$3,629	$138,740

Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,714	$10,061	$28,331	$450	$47,556
Collectively evaluated for impairment	10,913	7,404	69,688	3,179	91,184

Total ending allowance balance	$19,627	$17,465	$98,019	$3,629	$138,740

Loans:
Loans individually evaluated	$60,713	$18,513	$250,889	$32,178	$362,293
Loans collectively evaluated	571,059	55,812	1,043,517	511,933	2,182,321

Total ending gross loans balance	$631,772	$74,325	$1,294,406	$544,111	$2,544,614

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three Months Ended June 30,
	2011	2010
	(Dollars In Thousands)
Provision for loan losses	$3,620	$8,934
Provision for unfunded commitment losses	(138)	—

Provision for credit losses	$3,482	$8,934

At June 30, 2011, the Corporation has identified $362.3 million of loans as impaired which includes performing troubled debt restructurings. At March 31, 2011, impaired loans were $395.7 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on impaired loans is recognized on a cash basis. The average carrying amount is calculated on an annual basis based on quarter end balances. The carrying amount represents the unpaid principal balance less the associated allowance.
The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 (in thousands):

				Average	Interest
	Carrying	Unpaid Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
With no specific allowance recorded:
Residential	$31,027	$31,027	$ N/A	$37,855	$45
Commercial and Industrial	9,154	9,154	N/A	11,576	(9)
Land and Construction	39,979	39,979	N/A	46,029	(52)
Multi-Family	37,568	37,568	N/A	43,570	127
Retail/Office	35,161	35,161	N/A	40,813	(21)
Other Commercial Real Estate	45,179	45,179	N/A	48,713	634
Education	—	—	N/A	—	—
Other Consumer	660	660	N/A	1,065	28

Subtotal	198,728	198,728	—	229,621	752

With an allowance recorded:
Residential	20,972	29,686	8,714	30,208	80
Commercial and Industrial	(702)	9,359	10,061	11,585	(94)
Land and Construction	21,370	25,200	3,830	29,012	(4)
Multi-Family	6,194	14,067	7,873	15,631	124
Retail/Office	22,784	31,675	8,891	33,351	175
Other Commercial Real Estate	14,323	22,060	7,737	22,862	133
Education	25,518	25,549	31	26,276	—
Other Consumer	5,550	5,969	419	5,915	97

Subtotal	116,009	163,565	47,556	174,840	511

Total
Residential	51,999	60,713	8,714	68,063	125
Commercial and Industrial	8,452	18,513	10,061	23,161	(103)
Land and Construction	61,349	65,179	3,830	75,041	(56)
Multi-Family	43,762	51,635	7,873	59,201	251
Retail/Office	57,945	66,836	8,891	74,164	154
Other Commercial Real Estate	59,502	67,239	7,737	71,575	767
Education	25,518	25,549	31	26,276	—
Other Consumer	6,210	6,629	419	6,980	125

	$314,737	$362,293	$47,556	$404,461	$1,263

The carrying amount above represents the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.
The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 (in thousands):

				Average	Interest
	Carrying	Unpaid Principal	Associated	Carrying	Income
	Amount	Balance	Allowance	Amount	Recognized
With no specific allowance recorded:
Residential	$32,673	$32,673	$ N/A	$41,103	$543
Commercial and Industrial	5,351	5,351	N/A	9,360	223
Land and Construction	42,290	42,290	N/A	48,887	484
Multi-Family	27,331	27,331	N/A	35,474	275
Retail/Office	25,791	25,791	N/A	31,675	457
Other Commercial Real Estate	29,940	29,940	N/A	34,223	879
Education	—	—	N/A	—	—
Other Consumer	229	229	N/A	722	63

Subtotal	163,605	163,605	—	201,444	2,924

With an allowance recorded:
Residential	30,301	35,385	5,084	35,308	850
Commercial and Industrial	6,315	15,838	9,523	17,056	601
Land and Construction	24,195	34,155	9,960	35,102	737
Multi-Family	19,230	23,895	4,665	25,092	938
Retail/Office	38,643	55,333	16,690	56,450	2,249
Other Commercial Real Estate	28,226	35,983	7,757	36,548	1,344
Education	24,332	24,360	28	27,878	—
Other Consumer	6,651	7,137	486	7,264	175

Subtotal	177,893	232,086	54,193	240,698	6,894

Total
Residential	62,974	68,058	5,084	76,411	1,393
Commercial and Industrial	11,666	21,189	9,523	26,416	824
Land and Construction	66,485	76,445	9,960	83,989	1,221
Multi-Family	46,561	51,226	4,665	60,566	1,213
Retail/Office	64,434	81,124	16,690	88,125	2,706
Other Commercial Real Estate	58,166	65,923	7,757	70,771	2,223
Education	24,332	24,360	28	27,878	—
Other Consumer	6,880	7,366	486	7,986	238

	$341,498	$395,691	$54,193	$442,142	$9,818

The following is additional information regarding impaired loans.

	At June 30,	At March 31,
	2011	2011
	(In Thousands)
Impaired loans with specific reserve required	$163,565	$232,086

Impaired loans without a specific reserve	198,728	163,605

Total impaired loans	362,293	395,691

Less:
Specific valuation allowance	(47,556)	(54,193)

	$314,737	$341,498

Average impaired loans	$404,461	$442,142

Interest income recognized on impaired loans on a cash basis	$1,263	$9,818

Loans and troubled debt restructurings on non-accrual status	$285,710	$306,274

Troubled debt restructurings — accrual	$76,583	$89,417

Troubled debt restructurings — non-accrual (1)	$24,402	$17,262

Loans past due ninety days or more and still accruing	$—	$—

(1)	Troubled debt restructurings-non-accrual are included in the total loans and troubled debt restructurings on non- accrual status above
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
The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010 and 2011, as reflected in recently received appraisals. Currently, $315.5 million or approximately 93% of the outstanding balance of impaired loans secured by real estate have recent appraisals (i.e. within one year). This includes $28.9 million of loans under $500,000 that do not require an appraisal under Bank policy. In some cases, the Bank does not require updated appraisals. These instances include when the loan (i) is fully reserved; (ii) has a small balance and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) has an SBA guaranty. If real estate values continue to decline, the Corporation may have to increase its allowance for loan losses as updated appraisals are received.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans (in thousands):

	30-59 Days Past	60-89 Days Past	Greater than 90
	Due	Due	Days	Total Past Due
Residential	$2,801	$4,724	$45,401	$52,926
Commercial and Industrial	2,475	685	13,280	16,440
Land and Construction	6,103	60	50,576	56,739
Multi-Family	3,252	7,353	30,497	41,102
Retail/Office	10,401	2,623	40,904	53,928
Other Commercial Real Estate	459	6,002	21,110	27,571
Education	12,242	6,635	25,549	44,426
Other Consumer	2,143	707	6,188	9,038

	$39,876	$28,789	$233,505	$302,170

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans (in thousands):

	30-59 Days Past	60-89 Days Past	Greater than 90
	Due	Due	Days	Total Past Due
Residential	$6,289	$4,577	$52,640	$63,506
Commercial and Industrial	8,156	142	9,646	17,944
Land and Construction	5,139	7,572	49,027	61,738
Multi-Family	62	4,291	33,500	37,853
Retail/Office	10,285	4,484	40,468	55,237
Other Commercial Real Estate	4,717	266	21,725	26,708
Education	9,703	8,414	24,360	42,477
Other Consumer	1,893	733	6,890	9,516

	$46,244	$30,479	$238,256	$314,979

Total delinquencies (loans past due 30 days or more) at June 30, 2011 were $302.2 million. The Corporation has experienced a slight reduction in delinquencies since March 31, 2011due to modestly improving credit conditions. The Corporation has no loans past due 90 days or more that are still accruing interest, and may place loans less than 90 days delinquent on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.
Credit Quality Indicators
The Corporation categorizes certain loans (see description of population below) into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For all loans other than consumer and residential, the Corporation analyzes loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a monthly basis. The Corporation uses the following definitions for risk ratings:
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
Non-Accrual. Loans classified as non-accrual have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment analysis is performed on all relationships greater than $500,000. Loans in this category are allocated a specific reserve if the collateral does not support the outstanding loan balance or charged off if deemed uncollectible.
As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total
Commercial and Industrial:	$32,564	$8,213	$17,974	$15,574	$74,325

Commercial Real Estate:
Land and Construction	69,949	24,661	81,472	56,424	232,506
Multi-Family	262,526	48,947	41,290	40,805	393,568
Retail/Office	193,168	65,999	88,430	47,693	395,290
Other	117,898	61,082	56,634	37,428	273,042

	$676,105	$208,902	$285,800	$197,924	$1,368,731

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total
Commercial and Industrial:	$39,361	$21,256	$20,831	$18,241	$99,689

Commercial Real Estate:
Land and Construction	72,988	37,793	72,790	67,472	251,043
Multi-Family	285,874	49,572	48,729	39,412	423,587
Retail/Office	211,321	61,089	92,773	54,256	419,439
Other	114,595	68,127	62,478	31,488	276,688

	$724,139	$237,837	$297,601	$210,869	$1,470,446

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are considered non-accrual. The following table presents the recorded investment in residential and consumer loans based on accrual status as of June 30, 2011 (in thousands):

	Pass	Non-Accrual	Total
Residential:	$576,098	$55,674	$631,772

Consumer
Education	243,067	25,549	268,616
Other Consumer	268,932	6,563	275,495

	$1,088,097	$87,786	$1,175,883

The following table presents the recorded investment in residential and consumer loans based on accrual status as of March 31, 2011 (in thousands):

	Pass	Non-Accrual	Total
Residential:	$584,768	$63,746	$648,514

Consumer
Education	252,375	24,360	276,735
Other Consumer	279,852	7,299	287,151

	$1,116,995	$95,405	$1,212,400

A substantial portion of the Bank’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in that area.
Pledged Loans
At June 30, 2011, mortgage and education loans receivable with a carrying value of approximately $806.5 million and $118.7 million, respectively, were pledged to secure borrowings and for other purposes as permitted or required by law.

Note 7 – Foreclosed Properties and Repossessed Assets
Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets are held for sale and are initially recorded at fair value less estimated selling expenses at the date of foreclosure. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Any increases in fair value over the net carrying value of the loans are recorded as recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established and charged to expense if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense.
A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	For the three months ended
	June 30,
	2011	2010
Balance at beginning of period	$90,707	$55,436

Additions	23,252	10,231
Capitalized improvements	—	—
Valuations/write-offs	(279)	(3,051)
Sales	(24,189)	(13,203)

Balance at end of period	$89,491	$49,413

The amounts above are net of a valuation allowance of $20.9 million and $20.0 million at June 30, 2011 and March 31, 2011, respectively, recognized during the holding period for declines in fair value subsequent to the foreclosure or acceptance of deed in lieu of foreclosure.
During the three months ended June 30, 2011, net expense from REO operations was $7.6 million, consisting of $279,000 of valuation adjustments and write offs, $1.2 million of net gain on sales, $1.1 million of foreclosure cost expense and $7.4 million of net expenses from operations. During the three months ended June 30, 2010, net expense from REO operations was $5.6 million, consisting of $3.1 million of valuations and write offs, $1.2 million of net gain on sales, $2.0 million of foreclosure cost expense and $1.7 million of net expenses from operations.
Note 8 – Regulatory Capital
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
Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of March 31, 2011, that the Bank was adequately capitalized under PCA guidelines. Under these OTS requirements, a bank must have a total Risk-Based Capital Ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total Risk-Based Capital Ratio of 12.0 percent, which exceeds traditional capital requirements for a bank. The Bank does not currently meet these elevated capital levels. See Note 3.

The following summarizes the Bank’s capital levels and ratios at June 30, 2011 and March 31, 2011 and those required by the OTS:

					Minimum Required
			Minimum		to be Well
			Required		Capitalized
			For Capital		Under		Minimum Required
			Adequacy		OTS		Under Order to
	Actual		Purposes		Requirements		Cease and Desist
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars In Thousands)
At June 30, 2011
Tier 1 capital (to adjusted tangible assets)	$144,385	4.44%	$97,662	3.00%	$162,769	5.00%	$260,431	8.00%
Risk-based capital (to risk-based assets)	171,564	8.32	165,018	8.00	206,272	10.00	247,526	12.00
Tangible capital (to tangible assets)	144,385	4.44	48,831	1.50	N/A	N/A	N/A	N/A

At March 31, 2011:
Tier 1 capital (to adjusted tangible assets)	$145,807	4.26%	$102,669	3.00%	$171,115	5.00%	$273,784	8.00%
Risk-based capital (to risk-based assets)	174,453	8.04	173,616	8.00	217,020	10.00	260,424	12.00
Tangible capital (to tangible assets)	145,807	4.26	51,335	1.50	N/A	N/A	N/A	N/A
In June 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. The Bank’s official regulatory reporting capital levels as reported for the fiscal quarters ended March 31, 2011 and June 30, 2011 were 8.04% and 8.32%, respectively. Under OTS requirements, a bank is deemed adequately capitalized with a risk-based capital level of 8.0% or greater.
The following table reconciles the Bank’s stockholders’ equity to regulatory capital at June 30, 2011 and March 31, 2011:

	June 30,	March 31,
	2011	2011
	(In Thousands)
Stockholders’ equity of the Bank	$138,786	$126,916
Less: Disallowed servicing assets	(1,417)	(1,061)
Accumulated other comprehensive loss	7,016	19,952

Tier 1 and tangible capital	144,385	145,807
Plus: Allowable general valuation allowances	27,179	28,646

Risk-based capital	$171,564	$174,453

Note 9 – Earnings Per Share
Basic earnings per share for the three months ended June 30, 2011 and 2010 has been determined by dividing net income available to common stockholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended June 30,
	2011	2010
	(in thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share—income (loss) available to common stockholders	$(8,154)	$(15,522)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,248	21,251
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,248	21,251

Basic loss per common share	$(0.38)	$(0.73)

Diluted loss per common share	$(0.38)	$(0.73)

At June 30, 2011, approximately 409,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Treasury’s warrants to purchase approximately 7.4 million shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three months ended June 30, 2011 and 2010.

Note 10 – Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	June 30,	March 31,
	2011	2011
Commitments to extend credit:	$8,003	$6,259
Unused lines of credit:
Home equity	118,773	120,194
Credit cards	32,673	34,435
Commercial	11,716	17,413
Letters of credit	19,414	19,432
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	21,602	21,602
IDI borrowing guarantees-unfunded	470	458
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
Similar risks exist relative to loans classified as held for sale, which totaled $16.3 million at June 30, 2011. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at June 30, 2011 amounted to $51.0 million.
At June 30, 2011, the Corporation has $734,000 of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.
The IDI borrowing guarantees-unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships, which are included in the consolidated financial statements.
Except for the above-noted commitments to originate and/or sell mortgage loans classified as held-for-sale in the normal course of business, the Corporation and the Bank have not undertaken the use of derivative financial instruments for any purpose.

In the ordinary course of business, there are legal proceedings against the Corporation and its subsidiaries. Management considers that the aggregate liabilities, if any, resulting from such actions would not have a material, adverse effect on the consolidated financial position of the Corporation.
Note 11 – Fair Value of Financial Instruments
Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments for which it is not practicable to estimate fair value, and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.
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
Loans receivable: The fair values for loans held for sale are based on outstanding sale commitments or quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. For variable-rate loans held for investment that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans and consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For construction loans, fair values are based on carrying values due to the short-term nature of the loans.
Federal Home Loan Bank stock: The carrying amount of FHLB stock approximates its fair value as it can only be redeemed to the FHLB at its par value.
Deposits: The fair values for negotiable order of withdrawal accounts, passbook accounts and variable rate insured money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.
Other Borrowed Funds: The fair values of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at June 30, 2011 and March 31, 2011.

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	June 30, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$128,746	$128,746	$107,015	$107,015
Investment securities available for sale	470,771	470,771	523,289	523,289
Investment securities held to maturity	25	25	27	28
Loans held for sale	16,333	16,544	7,538	7,633
Loans held for investment	2,390,987	2,304,587	2,520,367	2,430,117
Mortgage servicing rights	24,105	25,210	24,961	26,554
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	15,623	15,623	16,353	16,353

Financial liabilities:
Deposits	2,646,465	2,600,063	2,703,659	2,653,725
Other borrowed funds	543,679	566,358	654,779	676,914
Accrued interest payable—borrowings	24,200	24,200	20,166	20,166
Accrued interest payable—deposits	3,010	3,010	3,501	3,501
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

Fair Value on a Recurring Basis
The following table presents the financial instruments carried at fair value as of June 30, 2011 and March 31, 2011, by the valuation hierarchy (as described above) (in thousands):

	June 30, 2011	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,195	$—	$4,195	$—
Agency CMOs and REMICs	335	—	335	—
Non-agency CMOs	35,270	—	—	35,270
Residential agency mortgage-backed securities	6,143	—	6,143	—
GNMA securities	423,531	—	423,531	—
Corporate bonds	1,093	593	500	—

Available for sale equity securities:
U.S. Government sponsored agency preferred stock	204	204	—	—

Total assets at fair value	$470,771	$797	$434,704	$35,270

	March 31, 2011	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,126	$—	$4,126	$—
Agency CMOs and REMICs	358	—	358	—
Non-agency CMOs	46,637	—	—	46,637
Residential agency mortgage-backed securities	6,389	—	6,389	—
GNMA securities	464,560	—	464,560	—
Corporate bonds	1,083	583	500	—

Available for sale equity securities:
U.S. Government sponsored agency preferred stock	136	136	—	—

Total assets at fair value	$523,289	$719	$475,933	$46,637

An independent pricing service is used to price available-for-sale U.S. Government and federal agency obligations, agency CMOs and Real Estate Mortgage Investments (“REMICs”), residential agency mortgage-backed securities, Ginnie Mae securities and corporate bonds using a market data model under Level 2. The significant inputs used at June 30, 2011 to price Ginnie Mae securities include coupon rates of 1.75% to 5.50%, durations of 0.2 to 8.1 years and PSA prepayment speeds of 167 to 450.
The Corporation had 99.7% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that uses Level 3 inputs in accordance with accounting guidance. The significant inputs used by the model at June 30, 2011 include observable inputs of 30 to 59 day delinquency of 0.8% to 4.9%, 60 to 89 day delinquency of 0.1% to 2.6%, 90 plus day delinquency of 0.8% to 8.4%, loss severity of 28.8% to 65.6%, coupon rates of 4.5% to 7.5%, current credit support of 0% to 17.5%, the month one to month 24 constant default rate of 1.0% to 10.9% and discount rates of 4.0% to 12.0%.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months
	Ended	Year Ended
	June 30, 2011	March 31, 2011
				Residential
		Agency CMOs	Non-agency	Agency mortgage-	GNMA
	Non-agency CMOs	and REMICs	CMOs	backed securities	securities

Balance at beginning of period	$46,637	$1,413	$85,367	$15,440	$261,754

Total gains (losses) (realized/unrealized)
Included in earnings	21	—	2,754	(5)	(1,327)
Included in other comprehensive income	(266)	6	1,447	491	6,232
Included in earnings as other than temporary impairment	—	—	(440)	—	—
Purchases	—	—	—	17,058	92,879
Principal repayments	(2,585)	(663)	(19,918)	(1,395)	(7,168)
Sales	(8,537)	—	(22,573)	—	—
Transfers out of level 3	—	(756)	—	(31,589)	(352,370)

Balance at end of period	$35,270	$—	$46,637	$—	$—

There were no transfers in or out of Levels 1, 2 or 3 during the three months ended June 30, 2011. All non-agency CMO’s remained in Level 3 as of June 30, 2011.
Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of June 30, 2011 and March 31, 2011 (in thousands):

	June 30, 2011	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$116,009	$—	$—	$116,009
Loans held for sale	887	—	—	887
Mortgage servicing rights	7,143	—	—	7,143
Foreclosed properties and repossessed assets	89,491	—	—	89,491

Total assets at fair value	$213,530	$—	$—	$213,530

	March 31, 2011	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$177,893	$—	$—	$177,893
Loans held for sale	278	—	—	278
Mortgage servicing rights	6,251	—	—	6,251
Foreclosed properties and repossessed assets	90,707	—	—	90,707

Total assets at fair value	$275,129	$—	$—	$275,129

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
Loans held for sale primarily consist of the current origination of certain fixed-rate mortgage loans and certain adjustable-rate mortgage loans and are carried at lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices and the amount of any gross loss is recorded as a mark to market charge in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the loan carrying value.
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
Note 12 – Income Taxes
The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At June 30, 2011 and March 31, 2011, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $140.3 million at June 30, 2011 and $143.5 million at March 31, 2011 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.
The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At June 30,	At March 31,
	2011	2011
Deferred tax assets:
Allowances for loan losses	$64,098	$68,286
Other loss reserves	2,860	2,723
Federal NOL carryforwards	66,209	61,433
State NOL carryforwards	15,605	14,906
Unrealized gains/(losses)	2,829	7,984
Other	4,327	4,310

Total deferred tax assets	155,928	159,642
Valuation allowance	(140,267)	(143,505)

Adjusted deferred tax assets	15,661	16,137

Deferred tax liabilities:
FHLB stock dividends	(3,962)	(3,962)
Mortgage servicing rights	(9,547)	(9,884)
Purchase accounting	—	—
Other	(2,152)	(2,291)

Total deferred tax liabilities	(15,661)	(16,137)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2008-2010 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2007-2010 remain open to examination by certain other state jurisdictions.
Income tax expense includes $10,000 of franchise taxes for the three month period ended June 30, 2011. The effective tax rate was 0.21% for the three- month period ended June 30, 2011, respectively, due to a $3.2 million deferred tax asset valuation allowance reduction. This rate compared to 0% for the same respective periods last year.
The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011 and March 31, 2011, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 13 – Credit Agreement
The Corporation owes $116.3 million on a short-term line of credit to various lenders led by U.S. Bank. The Corporation is currently in default on the Credit Agreement as a result of failure to make a principal payment on March 2, 2009. On May 31, 2011, the Corporation entered into Amendment No. 7 dated May 25, 2011 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (the “Credit Agreement”), among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.”
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
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) November 30, 2011. At June 30, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $22.7 million and an accrued amendment fee of $4.7 million.
Within two business days after the Corporation obtains knowledge of an “event,” as defined in the Credit Agreement, the Chief Financial Officer of the Bank shall submit a statement of the event together with a statement of the actions which the Corporation proposes to take to the Agent as a result of the occurrence of such event. An event may include: (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement; (ii) a default or an event of default under any other material agreement to which the Corporation or Bank is a party; or (iii) any pending or threatened litigation or certain administrative proceedings.
The Amendment requires the Bank to maintain the following financial covenants:
•	a Tier 1 Leverage Ratio of not less than 3.95% at all times.

•	a Total Risk Based Capital ratio of not less than 7.65% at all times.

•	the ratio of Non-Performing Loans to Gross Loans shall not exceed 12.00% at any time.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the amended Credit Agreement and the Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
Note 14 – Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of June 30, 2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue. The bonds, which are scheduled to mature on February 11, 2012, bear interest at a fixed rate of 2.74% which is due semi-annually.

Note 15 – Capital Purchase Program
Pursuant to the Capital Purchase Program (“CPP”), Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase the Corporation’s common stock. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the Corporation’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million. The Corporation has deferred nine dividend payments on the Series B Preferred Stock held by the U.S. Treasury. The Treasury has indicated to the Corporation that it intends to exercise its right to appoint two directors to the Board of Directors of the Corporation. At June 30, 2011 and March 31, 2011, the cumulative amount of dividends in arrears not declared was $14.0 million and $12.5 million, respectively.

ANCHOR BANCORP WISCONSIN INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc., for the three months ended June 30, 2011, which includes information on significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form10-Q for the three-month period ending June 30, 2011.
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
The Cease and Desist Order also required that the Bank submit a Capital Restoration Plan along with a revised business plan to the OTS. The Bank complied with that directive on July 23, 2010 with the submission of its Revised Capital Restoration Plan (the “Plan”). On August 31, 2010, the OTS approved the Plan submitted by the Bank, although the approval included a Prompt Corrective Action Directive (PCA).
On July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation. The full impact of the change in regulators on our operations will not be known for some time. The Federal Reserve and the OCC are now responsible for the administration of the Cease and Desist Order.
At June 30, 2011, the Bank and the Corporation complied with all aspects of the Cease and Desist and the Prompt and Corrective Action Directive, except the Bank had a core capital ratio and total risk-based capital ratio of 4.44 percent and 8.32 percent, respectively, each below the required capital ratios set forth above.
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
The total risk-based capital level for the Bank has steadily improved during fiscal year 2011 and the first quarter of fiscal year 2012; from 7.32 percent at March 31, 2010 to 8.04 percent at March 31, 2011 and 8.32 percent at June 30, 2011. Under the applicable regulations, the Bank is considered to be adequately capitalized as of June 30, 2011. The improvement in capital was achieved through a number of initiatives including reducing the size of the balance sheet, enhancing asset/liability management, improving asset quality, and creating a more efficient operating platform.
Results of specific initiatives taken since March 2010 include:
•	Sale of Branches — On June 25, 2010, the Bank sold 11 branches located in Northwestern Wisconsin to Royal Credit Union, In July of 2010, the Bank completed the sale of four branches located in Green Bay, Wisconsin to Nicolet National Bank. These sales, along with the closing of 3 branches in 2009, have reduced the number of branches to 56 from its peak of 74.

•	Smaller Balance Sheet — Total assets decreased just over $1 billion, or 23.1 percent, from $4.42 billion at March 31, 2010, to $3.39 billion at March 31, 2011, and another $154.0 million, or 4.5% during the quarter ending June 30, 2011. The declines were largely due to scheduled payoffs and amortization in loans receivable. The Bank has also significantly curtailed its new loan origination activity. The declines were also the result of the aforementioned branch sales and the sale of a portion of the education loan portfolio in fiscal year 2011.

•	Expense Reduction — The Bank has focused more intensely on reducing expenses in the past several quarters. During the second quarter of fiscal year 2011, the Bank conducted a Strategic Business Review with the goal of reducing expenses commensurate with the reduction in the size of the Bank. The focus of the Strategic Business Review was on reducing personnel costs and operating cost. Non-interest expenses, which remain elevated due to the high cost of the troubled loan portfolio, declined $5.0 million, from $35.7 million in the quarter ending June 30, 2010 to $30.7 million in the comparable quarter of 2011, due largely to decreases of $2.1 million in FDIC insurance premiums, $1.6 million in compensation expense, $1.2 million in other professional fees and $1.2 million in legal services.
Operating Results
The Corporation recorded a net loss of $4.8 million for the quarter ended June 30, 2011, down from a $12.1 million loss for the quarter ended June 30, 2010, a $7.3 million improvement. The improved results were primarily due to the following:
•	Net Interest Income — Net interest income before provision for credit losses totaled $21.5 million in the quarter ending June 30, 2011, an increase of $2.6 million over the prior year quarter despite the significant reduction in the size of the balance sheet discussed above. The yield on earning assets improved by 29 basis points from 4.37 percent for the first quarter of fiscal 2011 to 4.66 percent for the comparable period in fiscal 2012. The cost of funds also improved dropping by 64 basis points, from 2.41 percent to 1.77 percent, in the same quarter-over-quarter period. The net interest margin was 2.77 percent for the quarter ended June 30, 2011, compared to 1.86 percent for the quarter ended June 30, 2010, a 91 basis point improvement over the prior year.

•	Provision for Credit Losses — The largest driver of the improvement in results for the quarter was the reduction in the provision for credit losses. The provision for credit losses declined from $8.9 million in the first quarter of fiscal year 2011 to $3.5 million in the current quarter, a 61 percent decline. This positive trend in the provision for credit losses was primarily due to stabilization of collateral property values and the Bank’s decision to significantly curtail new loan origination activity.

•	Non-interest income — Non-interest income totaled $7.9 million in the quarter ending June 30, 2011, a decrease of $5.7 million over the same period in 2010 primarily due to net gain on sale of branches in 2010 of $4.9 million.
Credit Highlights
The Corporation has seen some improvement in early stage and overall delinquencies in the first quarter of fiscal 2012. At June 30, 2011, non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) were $285.7 million, $86.9 million below the $372.6 million balance at June 30, 2010. However, this positive trend has been somewhat offset by an increase in the volume of foreclosed properties on the consolidated balance sheet. Total foreclosed properties and repossessed assets were $49.4 million at June 30, 2010 and $89.5 million at June 30, 2011. This increased level of foreclosed properties also has a direct negative impact on the expenses related to foreclosed properties and repossessed assets due to the high cost of carrying these assets.
The allowance for loan losses declined to $138.7 million at June 30, 2011 from $150.1 million at March 31, 2011, a 7.6% decrease. Net charge-offs during the quarter ended June 30, 2011 were $15.0 million compared to $22.0 million for the same period in 2010. While the balance in the allowance for loan losses declined during the first quarter of fiscal 2012, the allowance compared to total loans and to total non-performing loans increased slightly since March 31, 2011.
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
Dodd-Frank is extensive, complex and comprehensive legislation that impacts many aspects of banking organizations. Dodd-Frank is likely to negatively impact the Corporation’s revenue and increase both the direct and indirect costs of doing business, as it includes provisions that could increase regulatory fees and deposit insurance assessments and impose heightened capital standards, while at the same time impacting the nature and costs of the Corporation’s businesses. On July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation. The full impact of the change in regulators on our operations will not be known for some time. The Federal Reserve and the OCC are now responsible for the administration of the Cease and Desist Order.

Financial Highlights
Highlights for the first quarter ended June 30, 2011 include:
•	Diluted (loss) per common share decreased to $(0.38) for the quarter ended June 30, 2011 compared to $(0.73) per share for the quarter ended June 30, 2010;

•	The net interest margin increased to 2.77% for the quarter ended June 30, 2011 compared to 1.86% for the quarter ended June 30, 2010;

•	Loans receivable decreased $120.6 million, or 4.8%, since March 31, 2011 primarily due to scheduled pay-offs and amortization and the transfer of $23.3 million to foreclosed properties;

•	Deposits and related accrued interest payable decreased $57.7 million, or 2.1%, since March 31, 2011;

•	Book value per common share was $(5.30) at June 30, 2011 compared to $(5.68) at March 31, 2011 and $(3.32) at June 30, 2010;

•	Total non-performing assets (consisting of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and foreclosed properties and repossessed assets) decreased $21.8 million, or 5.5%, to $375.2 million at June 30, 2011 from $397.0 million at March 31, 2011;

•	Total non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $20.6 million, or 6.7% to $285.7 million at June 30, 2011 from $306.3 million at March 31, 2011;

•	Provision for credit losses decreased $5.4 million, or 61.0%, to $3.5 million for the three months ended June 30, 2011 from $8.9 million for the three months ended June 30, 2010; and

•	Delinquencies (loans past due 30 days or more) decreased $12.8 million or 4.1%, to $302.2 million at June 30, 2011 from $315.0 million at March 31, 2011.

Selected quarterly data are set forth in the following tables.

		Three Months Ended
(Dollars in thousands — except per share amounts)	6/30/2011	3/31/2011	12/31/2010	9/30/2010

Operations Data:
Net interest income	$21,520	$21,460	$22,314	$22,418
Provision for credit losses	3,482	10,178	21,412	10,674
Net gain on sale of loans	1,173	1,600	5,601	9,216
Net gain on sale of investment securities	1,136	709	1,187	6,653
Net gain on sale of branches	—	2	100	2,318
Other non-interest income	5,618	4,479	4,798	5,533
Non-interest expense	30,710	36,305	24,647	34,112
Income (loss) before income tax expense (benefit)	(4,745)	(18,233)	(12,059)	1,352
Income tax expense (benefit)	10	150	—	14
Net income (loss)	(4,755)	(18,383)	(12,059)	1,338
(Income) loss attributable to non-controlling interest in real estate partnerships	—	—	—	—
Preferred stock dividends in arrears	(1,536)	(1,503)	(1,494)	(1,352)
Preferred stock discount accretion	(1,863)	(1,843)	(1,853)	(1,853)
Net loss available to common equity of Anchor BanCorp	(8,154)	(21,729)	(15,406)	(1,867)

Selected Financial Ratios (1):
Yield on earning assets	4.66%	4.57%	4.66%	4.80%
Cost of funds	1.77	1.84	2.07	2.24
Interest rate spread	2.89	2.73	2.59	2.56
Net interest margin	2.77	2.63	2.51	2.45
Return on average assets	(0.39)	(2.12)	(1.31)	0.13
Return on average equity	N/M	N/M	N/M	20.30
Average equity to average assets	(0.32)	(0.15)	0.41	0.63
Non-interest expense to average assets	3.69	4.18	2.64	3.51

Per Share:
Basic loss per common share	$(0.38)	$(1.02)	$(0.72)	$(0.09)
Diluted loss per common share	(0.38)	(1.02)	(0.72)	(0.09)
Dividends per common share	—	—	—	—
Book value per common share	(5.30)	(5.68)	(4.85)	(3.25)

Financial Condition:
Total assets	$3,240,867	$3,394,825	$3,580,752	$3,803,853
Loans receivable, net
Held for sale	16,333	7,538	37,196	28,744
Held for investment	2,390,987	2,520,367	2,661,991	2,839,217
Deposits and accrued interest	2,649,475	2,707,160	2,844,325	3,027,735
Other borrowed funds	543,679	654,779	677,129	696,429
Stockholders’ (deficit) equity	(4,990)	(13,171)	4,939	39,611
Allowance for loan losses	138,740	150,122	157,438	156,186
Non-performing assets(2)	375,201	396,981	403,364	410,347

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.
N/M — Not meaningful

		Three Months Ended
(Dollars in thousands — except per share amounts)	6/30/2010	3/31/2010	12/31/2009	9/30/2009

Operations Data:
Net interest income	$18,888	$18,692	$22,377	$18,965
Provision for credit losses	8,934	20,170	10,456	60,900
Net gain on sale of loans	1,347	3,314	2,805	1,062
Net gain on sale of investment securities	112	1,699	5,783	2,108
Net gain on sale of branches	4,930	—	—	—
Other non-interest income	7,278	5,493	7,108	7,761
Other non-interest expense	35,695	37,093	37,770	44,065
Loss before income tax expense (benefit)	(12,074)	(28,065)	(10,153)	(75,069)
Income tax expense (benefit)	—	(1,503)	3	—
Net loss	(12,074)	(26,562)	(10,156)	(75,069)
(Income) loss attributable to non-controlling interest in real estate partnerships	—	—	—	85
Preferred stock dividends in arrears	(1,585)	(1,436)	(1,419)	(1,401)
Preferred stock discount accretion	(1,863)	(1,843)	(1,853)	(1,853)
Net loss available to common equity of Anchor BanCorp	(15,522)	(29,841)	(13,428)	(78,408)

Selected Financial Ratios (1):
Yield on earning assets	4.37%	4.56%	4.92%	4.62%
Cost of funds	2.41	2.69	2.79	3.00
Interest rate spread	1.96	1.87	2.13	1.62
Net interest margin	1.86	1.77	2.05	1.58
Return on average assets	(1.13)	(2.40)	(0.89)	(5.97)
Return on average equity	(184.75)	(232.27)	(64.05)	(242.30)
Average equity to average assets	0.61	1.03	1.39	2.46
Non-interest expense to average assets	3.33	3.34	3.30	3.49

Per Share:
Basic loss per common share	$(0.73)	$(1.40)	$(0.63)	$(3.71)
Diluted loss per common share	(0.73)	(1.40)	(0.63)	(3.71)
Dividends per common share	—	—	—	—
Book value per common share	(3.32)	(3.13)	(2.17)	(1.27)

Financial Condition:
Total assets	$3,998,929	$4,416,265	$4,453,975	$4,634,619
Loans receivable, net
Held for sale	24,362	19,484	35,640	28,904
Held for investment	3,040,398	3,229,580	3,383,246	3,506,464
Deposits and accrued interest	3,225,382	3,552,762	3,598,185	3,739,997
Other borrowed funds	701,429	789,729	754,422	755,797
Stockholders’ equity	38,040	42,214	62,905	82,600
Allowance for loan losses	166,649	179,644	164,494	170,664
Non-performing assets(2)	450,010	455,372	379,526	485,020

(1)	Annualized when appropriate.

(2)	Non-performing assets consist of loans past due more than ninety days, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS
Overview
Net loss for the three months ended June 30, 2011 decreased $7.3 million or 60.6% to a net loss of $4.8 million from a net loss of $12.1 million as compared to the respective period in the prior year. The decrease in net loss for the three-month period compared to the same period last year was largely due to a decrease in provision for credit losses of $5.5 million, a decrease in non-interest expense of $5.0 million and an increase in net interest income of $2.6 million, which were partially offset by a decrease in non-interest income of $5.7 million.
Net Interest Income
Net interest income increased $2.6 million or 13.9% for the three months ended June 30, 2011, as compared to the same respective period in the prior year. Interest income decreased $8.3 million or 18.6% for the three months ended June 30, 2011, as compared to the same period in the prior year due to a decline in average balances resulting from a reduction in loan balances due to branch sales, loan pay downs and transfers to OREO. Interest expense decreased $10.9 million or 42.7% for the three months ended June 30, 2011, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved pricing disciplines. The net interest margin increased to 2.77% for the three-month period ended June 30, 2011 from 1.86% for the three-month period in the prior year. The change in the net interest margin reflects the decrease in cost of interest-bearing liabilities from 2.41% to 1.77% during the three months ended June 30, 2010 and 2011, respectively. The interest rate spread increased to 2.89% from 1.96% for the three-month period, as compared to the respective period in the prior year.
Interest income on loans decreased $8.6 million or 21.1% for the three months ended June 30, 2011, as compared to the respective period in the prior year. The decrease was primarily attributable to a decrease in the average balances of loans of $716.0 million to $2.47 billion in the three months ended June 30, 2011, as compared to $3.18 billion for the same period in the prior year. The decrease was offset by an increase of 10 basis points in the average yield on loans to 5.21% from 5.11% for the three-month period. The increase in the yield on loans was due to the lower level of loans on non-accrual status as well as a modest increase in rates on loans.
Interest income on investment securities increased $511,000 or 14.8% for the three-month period ended June 30, 2011, as compared to the respective period in the prior year, due to the deployment of excess liquidity into the investment portfolio in 2010. This also resulted in a decrease of 25 basis points in the average yield on investment securities to 3.16% from 3.41% for the three-month period ended June 30, 2011. In addition, there was an increase of $94.1 million in the three-month average balances. The increase in investment security balances for the three-month period ending June 30, 2011 is a result of the Corporation’s balance sheet strategy of reducing loans and increasing lower risk-weighted investment securities. Interest income on interest-bearing deposits decreased $198,000 for the three months ended June 30, 2011, as compared to the respective period in 2010, primarily due to a decrease in the average balances offset by a slight increase in the average yields for the three-month period.
Interest expense on deposits decreased $8.5 million or 53.7% and for the three months ended June 30, 2011, as compared to the respective period in 2010. This decrease was primarily due to improved liquidity management and pricing disciplines which resulted in a decrease of 72 basis points in the weighted average cost of deposits to 1.09% from 1.81% for the three months ended June 30, 2011, as well as a decrease in the average balance of deposits and accrued interest of $802.4 million, as compared to the respective three-month period in the prior year. Interest expense on other borrowed funds decreased $2.4 million or 24.8% during the three months ended June 30, 2011, as compared to the respective period in the prior year. The weighted average cost of other borrowed funds decreased 41 basis points to 4.85% from 5.26% for the three-month period ended June 30, 2011, as compared to the respective period last year due to an amendment fee which was being amortized to interest expense in the prior year as well as the maturity of higher rate FHLB borrowings. For the three- month period ended June 30, 2011, the average balance of other borrowed funds decreased $135.7 million as compared to the respective period in 2010.
Provision for Credit Losses
Provision for credit losses decreased $5.4 million or 61.0% for the three-month period ended June 30, 2011, as compared to the respective period last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.
Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread
The tables on the following page show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended June 30,
		2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost(1)	Balance	Interest	Cost(1)
			(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$1,849,237	$23,658	5.12%	$2,360,715	$29,787	5.05%
Consumer loans	548,617	6,956	5.07	695,056	8,803	5.07
Commercial business loans	69,098	1,495	8.65	127,223	2,091	6.57

Total loans receivable (2) (3)	2,466,952	32,109	5.21	3,182,994	40,681	5.11
Investment securities (4)	498,615	3,942	3.16	404,497	3,445	3.41
Interest-bearing deposits	82,284	52	0.25	419,357	250	0.24
Federal Home Loan Bank stock	54,829	14	0.10	54,829	—	0.00

Total interest-earning assets	3,102,680	36,117	4.66	4,061,677	44,376	4.37
Non-interest-earning assets	225,150			230,328

Total assets	$3,327,830			$4,292,005

Interest-Bearing Liabilities
Demand deposits	$914,109	612	0.27	$961,967	1,093	0.45
Regular passbook savings	251,892	112	0.18	258,386	159	0.25
Certificates of deposit	1,524,719	6,603	1.73	2,272,748	14,563	2.56

Total deposits	2,690,720	7,327	1.09	3,493,101	15,815	1.81
Other borrowed funds	599,565	7,270	4.85	735,216	9,673	5.26

Total interest-bearing liabilities	3,290,285	14,597	1.77	4,228,317	25,488	2.41

Non-interest-bearing liabilities	48,357			37,373

Total liabilities	3,338,642			4,265,690
Stockholders’ (deficit) equity	(10,812)			26,315

Total liabilities and stockholders’ (deficit) equity	$3,327,830			$4,292,005

Net interest income/interest rate spread (5)		$21,520	2.89%		$18,888	1.96%

Net interest-earning assets	$(187,605)			$(166,640)

Net interest margin (6)			2.77%			1.86%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.94			0.96

(1)	Annualized

(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.

(3)	Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.

(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities and is represented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Non-Interest Income
Non-interest income decreased $5.8 million or 42.0% to $7.9 million for the three months ended June 30, 2011 as compared to $13.7 million for the respective period in 2010. The decrease for the three-month period ended June 30, 2011 was primarily due to a $4.9 million gain on sale of branches in the prior year. In addition, service charges on deposits decreased $959,000 due to less fee income being collected as the result of a decline in deposits, loan servicing income decreased $385,000 due to increased amortization of mortgage servicing rights in the current period, other revenue from real estate operations decreased $348,000, credit enhancement income decreased $207,000 and gain on sale of loans decreased $174,000 for the three-month period ended June 30, 2011, as compared to the respective period in the prior year. These decreases were partially offset by an increase in net gain on sale of investment securities of $1.0 million, an increase in other non-interest income of $131,000 and an increase in investment and insurance commissions of $81,000 for the three month period ended June 30, 2011, as compared to the prior year.
Non-Interest Expense
Non-interest expense decreased $5.0 million or 14.0% to $30.7 million for the three months ended June 30, 2011 as compared to $35.7 million for the respective period in 2010. The decrease for the three-month period was primarily due to a decrease of $2.1 million in federal deposit insurance premiums due to a more favorable FDIC risk rating. In addition, compensation expense decreased $1.6 million due to branch sales and down-sizing, other professional fees decreased $1.2 million, legal services decreased $1.2 million, other expenses from real estate operations decreased $460,000, occupancy expense decreased $387,000, furniture and equipment expense decreased $218,000 and data processing expense decreased $189,000 for the three months ended June 30, 2011, as compared to the same period in the prior year. These decreases were partially offset by an increase in net expense of foreclosed properties and repossessed assets of $2.0 million due to an increase in foreclosures and an increase in other non-interest expense of $428,000 for the three months ended June 30, 2011, as compared to the same period in the prior year.
Income Taxes
Income tax expense includes $10,000 of franchise taxes for the three month period ended June 30, 2011. The effective tax rate was 0.21% for the three-month period ended June 30, 2011 and 0% for the three months ended June 30, 2010. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to fully utilize it.
FINANCIAL CONDITION
During the three months ended June 30, 2011, the Corporation’s assets decreased by $154.0 million from $3.39 billion at March 31, 2011 to $3.24 billion at June 30, 2011. The majority of this decrease was attributable to a decrease of $120.6 million in loans receivable as well as a decrease of $52.5 million in investment securities available for sale, which were partially offset by a $21.7 million increase in cash and cash equivalents.
Total loans (including loans held for sale) decreased $120.6 million during the three months ended June 30, 2011. Activity for the period consisted of (i) sales of one to four family loans to the Fannie Mae of $72.9 million, (ii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $145.4 million, (iii) transfer to foreclosed properties and repossessed assets of $23.3 million and (iv) originations and refinances of $121.0 million.
Investment securities (both available for sale and held to maturity) decreased $52.5 million during the three months ended June 30, 2011 as a result of sales and maturities of $55.8 million, principal repayments of $10.4 million and fair value adjustments and net amortization of $13.6 million in this period.
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
Federal Home Loan Bank (“FHLB”) stock remained constant during the three months ended June 30, 2011. The investment in the stock of the FHLB Chicago is considered a long term investment. Accordingly, when evaluating for impairment, the value of the FHLB stock is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that reflects factors such as its operating performance, the severity and duration of the declines in the market value of its net assets relative to its capital levels, its commitment to make payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position. Although the FHLB Chicago was placed under a Cease and Desist Order and suspended dividends in 2007, the FHLB Chicago continues to issue new capital stock at par value, reported earnings in 2010, and reported that it is in compliance with regulatory capital requirements. FHLB restored paying a dividend in February 2011. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at June 30, 2011.
Foreclosed properties and repossessed assets decreased $1.2 million to $89.5 million at June 30, 2011 from $90.7 million at March 31, 2011 due to (i) sales of $24.2 million and (ii) additional write downs of various properties of $279,000. These decreases were partially offset by transfers in from the loan portfolio of $23.3 million.
Net deferred tax assets were zero at June 30, 2011 and March 31, 2011 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not. It is uncertain if the Corporation can generate sufficient taxable income in the near future.
Total liabilities decreased $162.1 million during the three months ended June 30, 2011. This decrease was largely due to a $111.1 million decrease in other borrowed funds due to the payoff of FHLB advances and a $57.7 million decrease in deposits and accrued interest due to deposit runoff offset by a $6.6 million increase in other liabilities due to an increase in accrued interest. Brokered deposits totaled $40.2 million or approximately 1.5% of total deposits at June 30, 2011 and $48.1 million or approximately 1.6% of total deposits at March 31, 2011, and primarily mature within one to five years.
Stockholders’ equity increased $8.2 million during the three months ended June 30, 2011 as a net result of comprehensive income of $8.2 million.
REGULATORY DEVELOPMENTS
Temporary Liquidity Guarantee Program
In October 2008, the Secretary of the United States Department of the Treasury (“Treasury”) invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88.0 million as of June 30, 2011. As of June 30, 2011, the Bank had $60.0 million of bonds issued.
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
Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and smaller bank and thrift holding companies, such as the Corporation, will be regulated in the future. Among other things, these provisions abolish the OTS and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Corporation in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within the financial services industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. The Corporation’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the business, financial condition, and results of operations of the Corporation. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Corporation in particular, is uncertain at this time. On July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency, and the Federal Reserve became the primary regulator for the Corporation. The full impact of the change in regulators on our operations will not be known for some time.
OTS Order to Cease and Desist
On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist (the “Corporation Order” and the “Bank Order,” respectively, and together, the “Orders”) by the OTS. As of July 21, 2011, the Cease and Desist Order is now administered by the OCC with respect to the Bank and the Federal Reserve with respect to the Corporation.
The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of June 30, 2011.
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
At March 31, 2011 and June 30, 2011the Bank had a core capital ratio of 4.26% and 4.44%, respectively, and a total risk-based capital ratio of 8.04% and 8.32%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC.
The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Restoration Plan
In August, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a Total Risk Based Capital level of 8.05% was achieved as of July 31, 2010. As of June 30, 2011, Total Risk-Based capital was 8.32%.
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
Risk Management Principles
Risk management is not about eliminating risks, but about identifying and accepting risks and then working to effectively manage them so as to optimize shareholder value. It includes, but is not limited to the following:
•	Taking only risks consistent with the Bank’s strategy and within its capability to manage,

•	Ensuring strong underwriting and credit risk management practices,

•	Practicing disciplined capital and liquidity management,

•	Helping ensure that risks and earnings volatility are appropriately understood and measured,

•	Avoiding excessive concentrations, and

•	Helping support external stakeholder confidence.
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
In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. In 2011 and fiscal year-to-date 2012, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank will return to management of portfolio returns through discrete portfolio investments within approved risk tolerances.
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
Non-Performing Loans
The composition of non-performing loans is summarized as follows for the dates indicated:

		June 30, 2011			March 31, 2011
		Percent of			Percent of
		Non-			Non-
	Non-	Performing	Percent of	Non-	Performing	Percent of
	Performing	Loans	Total Loans	Performing	Loans	Total Loans
			(Dollars in Thousands)
Residential	$55,674	19.5%	2.19%	$63,746	20.8%	2.38%
Commercial and Industrial	15,574	5.5%	0.61%	18,241	6.0%	0.68%
Land and Construction	56,424	19.7%	2.22%	67,472	22.0%	2.51%
Multi-Family	40,805	14.3%	1.60%	39,412	12.9%	1.47%
Retail/Office	47,693	16.7%	1.87%	54,256	17.7%	2.02%
Other Commercial Real Estate	37,428	13.1%	1.47%	31,488	10.3%	1.17%
Education	25,549	8.9%	1.00%	24,360	8.0%	0.91%
Other Consumer	6,563	2.3%	0.26%	7,299	2.4%	0.27%

Total Non-Performing Loans	$285,710	100.0%	11.22%	$306,274	100.0%	11.42%

The following is a summary of non-performing loan activity for the three months ended June 30, 2011 (in thousands):

	Non-performing		Transferred				Non-performing	Remaining
	loan balance		To ccrual	Transferred			loan balance	balance of	ALLL
Loan Category	April 1, 2011	Additions	Status	to OREO	Paid Down	Charged Off	June 30, 2011	loans	Allocated
Residential	$63,746	$4,185	$(2,153)	$(6,679)	$(2,168)	$(1,257)	$55,674	$576,098	$19,626
Commercial and Industrial	18,241	1,258	(154)	(1,306)	(686)	(1,779)	15,574	58,751	17,465
Land and Construction	67,472	88	(41)	(4,328)	(1,231)	(5,536)	56,424	176,082	22,041
Multi-Family	39,412	7,984	(171)	(5,662)	(246)	(512)	40,805	352,763	19,430
Retail/Office	54,256	5,297	(146)	(2,318)	(5,246)	(4,150)	47,693	347,597	35,367
Other Commercial Real Estate	31,488	10,568	(272)	(2,158)	(1,471)	(727)	37,428	235,614	21,182
Education	24,360	1,331	—	—	(142)	—	25,549	243,067	325
Other Consumer	7,299	827	(885)	(102)	(126)	(450)	6,563	268,932	3,304

Total	$306,274	$31,538	$(3,822)	$(22,553)	$(11,316)	$(14,411)	$285,710	$2,258,904	$138,740

Non-performing loans (consisting of loans past due more than 90 days, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $20.6 million during the three months ended June 30, 2011. Non-performing assets decreased $21.8 million to $375.2 million at June 30, 2011 from $397.0 million at March 31, 2011 and decreased as a percentage of total assets to 11.58% from 11.69% at such dates, respectively.
The interest income that would have been recorded during the three months ended June 30, 2011 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $465,000.
Non-Performing Assets
The composition of non-performing assets is summarized as follows for the dates indicated:

	At June 30,	At March 31,
	2011	2011
	(Dollars in thousands)
Total non-accrual loans	$261,308	$289,012
Troubled debt restructurings — non-accrual (2)	24,402	17,262
Other real estate owned (OREO)	89,491	90,707

Total non-performing assets	$375,201	$396,981

Total non-performing loans to total loans (1)	11.23%	11.42%
Total non-performing assets to total assets	11.58	11.69
Allowance for loan losses to total loans (1)	5.45	5.60
Allowance for loan losses to total non-performing loans	48.56	49.02
Allowance for loan and foreclosure losses to total non-performing assets	42.54	42.85

(1)	Total loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance from loans losses.

(2)	Troubled debt restructurings — non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.

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
The increase in loans considered troubled debt restructurings — non-accrual of $7.1 million to $24.4 million at June 30, 2011, from $17.3 million at March 31, 2011 is a result of one significant loan relationship whose payment history required a move into non-accrual status. As time passes and borrowers continue to perform in accordance with the restructured loan terms, management expects a portion of this balance to be returned to accrual status.
The following is a summary of non-performing asset activity for the three months ended June 30, 2011 (in thousands):

		Past due 90 days
		and Still	Total Non-	Other Real	Total Non-
		Accruing	performing	Estate Owned	performing
	Non-accrual	Interest	Loans	(OREO)	Assets
Balance at April 1, 2011	$306,274	$—	$306,274	$90,707	$396,981

Additions	31,538	—	31,538	699	32,237
Transfers:					—
Nonaccrual to OREO	(22,553)	—	(22,553)	22,553	—
Returned to accrual status	(3,822)	—	(3,822)	—	(3,822)
Sales	—	—	—	(24,189)	(24,189)
Loan charge-offs/OREO losses on sale or net additional write-down	(14,411)	—	(14,411)	(279)	(14,690)
Payments	(11,316)	—	(11,316)	—	(11,316)

Balance at June 30, 2011	$285,710	$—	$285,710	$89,491	$375,201

Loan Delinquencies Less than 90 Days
The following table sets forth information relating to the Corporation’s past due loans that were less than 90 days delinquent at the dates indicated.

	June 30, 2011		March 31, 2011
		% of		% of
		Total		Total
Days Past Due	Balance	Loans	Balance	Loans

30 to 59 days	$39,875	1.57%	$46,244	1.72%
60 to 89 days	28,790	1.13	30,479	1.14
90 days and over	233,505	9.18	238,256	8.88

Total	$302,170	11.87%	$314,979	11.74%

Loans delinquent 30 to 89 days decreased $8.0 million to $68.7 million at June 30, 2011 from $76.7 million at March 31, 2011 as a result of increased monitoring and loss mitigation efforts.
Impaired Loans
At June 30, 2011, the Corporation has identified $362.3 million of loans as impaired which includes performing troubled debt restructurings. At March 31, 2011, impaired loans were $395.7 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.
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

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended
	June 30,
	2011	2010
	(Dollars In Thousands)
Allowance at beginning of year	$150,122	$179,644
Charge-offs:
Single-family residential	(1,756)	(3,961)
Multi-family residential	(548)	(901)
Commercial real estate	(6,147)	(12,684)
Construction and land	(5,879)	(1,954)
Consumer	(858)	(739)
Commercial business	(2,522)	(1,954)

Total charge-offs	(17,710)	(22,193)

Recoveries:
Single-family residential	506	57
Multi-family residential	212	—
Commercial real estate	915	37
Construction and land	289	—
Consumer	144	16
Commercial business	642	154

Total recoveries	2,708	264

Net charge-offs	(15,002)	(21,929)

Provision	3,620	8,934

Allowance at end of year	$138,740	$166,649

Net charge-offs to average loans held for sale and for investment	(2.43)%	(2.76)%

Total loan charge-offs were $17.7 million and $22.2 million for the three months ending June 30, 2011 and 2010, respectively. Total loan charge-offs for the three months ended June 30, 2011 decreased $4.5 million from the same period in the prior fiscal year. Recoveries increased $2.4 million during the three months ended June 30, 2011 from the same period in the prior fiscal year.
The provision for loan losses decreased $5.3 million to $3.6 million for the three months ending June 30, 2011 compared to $8.9 million for the three months ended June 30, 2010. The decrease in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the change in non-performing loans to total loans to 11.23% at June 30, 2011 from 11.42% at March 31, 2011 as well as the change in total non-performing assets to total assets to 11.58% at June 30, 2011 from 11.69% at March 31, 2011 in determining the provision for loan losses.
The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the June 30, 2011 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the OTS, and now after July 21, 2011 the OCC, which can recommend the establishment of additional general or specific loss allowances.
Foreclosed Properties and Repossessed Assets
Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) decreased $1.2 million during the three months ended June 30, 2011. Individual properties included in OREO at June 30, 2011 with a recorded balance in excess of $1 million are listed below:

		Carrying
		Value
Description	Location	(in thousands)

Condo units with additional land	Central Wisconsin	$6,126
Vacant land	Southeast Wisconsin	5,612
Multi family	South Central Wisconsin	4,038
Multi family	South Central Wisconsin	3,523
Condominium and retail complex	Southeast Wisconsin	3,155
Retail/office building	Central Wisconsin	2,992
Commercial building and Vacant Land	Southeast Wisconsin	2,193
Condo units	Northwest Wisconsin	2,046
Single family and vacant land	South Central Wisconsin	1,950
Community Based Residential Facility	Northeast Wisconsin	1,743
Vacant land	Southeast Wisconsin	1,679
Vacant land	Southeast Wisconsin	1,403
Multi family	South Central Wisconsin	1,001
Multi family	South Central Wisconsin	1,001
Other properties individually less than $1 million		51,029

		$89,491

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

Liquidity and Capital Resources
On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order with the OTS and the receipt of funding from Treasury through the CPP, the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity, the Corporation was unable to meet its obligations under the credit agreement during the three months ended June 30, 2011.
The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of June 30, 2011, the Corporation had outstanding borrowings from the FHLB of $367.4 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of June 30, 2011 was $1,096.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $750.8 million.
Capital Purchase Program
On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during each of the nine quarters ended June 30, 2011 due to a lack of liquidity. Because the Corporation deferred the quarterly dividend payments at least six times, the Corporation’s Board must, according to its Articles of Incorporation, as amended pursuant to the Corporation’s participation in CPP, automatically expand by two members and Treasury (or the then current holder of the preferred stock) may elect two directors at the next annual meeting and at every subsequent annual meeting until the dividend is paid in full. As of the date of this filing, we are working with Treasury regarding the appointment of two directors. Treasury currently has an observer present at quarterly Board meetings. Though the Securities Purchase Agreement provides that the Corporation may not redeem the Preferred Stock prior to January 30, 2012 except with the proceeds from one or more qualified equity offerings, Treasury has recently permitted redemptions without completion of equity offerings. In any event, after three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.
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

Loan Commitments
At June 30, 2011, the Bank had outstanding commitments to originate loans of $8.0 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $182.6 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following June 30, 2011 amounted to $1.06 billion. Scheduled maturities of borrowings during the same period totaled $69.9 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.
Other
The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6 million at June 30, 2011 related to approximately $555.9 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.
The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At June 30, 2011, the Bank had $40.2 million of brokered deposits. At June 30, 2011, the Bank was under a Cease and Desist Order with the OTS which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the OTS (as of July 21, 2011 without prior approval of the OCC).
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
At March 31, 2011 and June 30, 2011, the Bank had a core capital ratio of 4.26% and 4.44%, respectively, and a total risk-based capital ratio of 8.04% and 8.32%, respectively, each below the required capital ratios set forth above. As a result, the OCC may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The OCC may grant extensions to the timelines established by the Orders.
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
The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of positive liquidity at the Bank. At June 30, 2011, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $3.4 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of Amendment No. 7 to the Amended and Restated Credit Agreement on November 30, 2011, and $110 million of Series B Preferred Stock and dividends and interest.
Credit Agreement
On May 31, 2011, the Corporation entered into Amendment No. 7, dated as of May 25, 2011 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, (the “Credit Agreement”) among the Corporation, the Lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such Lenders (the “Agent”). The Corporation owes $116.3 million under the Credit Agreement.
Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults, as defined in the Credit Agreement); or (ii) November 30, 2011. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.
The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Loans are paid in full or (ii) November 30, 2011. At June 30, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $22.7 million and an accrued amendment fee of $4.7 million.
Within two business days after the Corporation obtains knowledge of an “event,” as defined in the Credit Agreement, the Chief Financial Officer of the Bank shall submit a statement of the event together with a statement of the actions which the Corporation proposes to take to the Agent as a result of the occurrence of such event. An event may include: (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement; (ii) a default or an event of default under any other material agreement to which the Corporation or Bank is a party; or (iii) any pending or threatened litigation or certain administrative proceedings.
The Amendment requires the Bank to maintain the following financial covenants:
•	a Tier 1 Leverage Ratio of not less than 3.95% at all times.

•	a Total Risk Based Capital ratio of not less than 7.65% at all times.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed 12.00% at any time.
The total outstanding principal balance under the Credit Agreement as of June 301, 2011 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or November 30, 2011.
The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At June 30, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on May 31, 2011, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.
For additional information about the Credit Agreement, see Part II, Item 1A — Risk Factors — Risks Related to Our Credit Agreement in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011.
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
The calculation of a gap position requires management to make a number of assumptions as to when an asset or liability will reprice or mature. Management believes that its assumptions approximate actual experience and considers them reasonable, although the actual amortization and repayment of assets and liabilities may vary substantially. The Bank’s cumulative net gap position at June 30, 2011 has not changed significantly since March 31, 2011. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011.
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
FORWARD-LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and Section 27A of the Securities Act. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Factors that could affect actual results include but are not limited to;
(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	changes in technology;

(v)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(vi)	uncertainties regarding our ability to continue as a going concern;

(vii)	our ability to address our own liquidity problems;

(viii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(ix)	our ability to pay dividends;

(x)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(xi)	unprecedented volatility in the market and fluctuations in the value of our common stock;

(xii)	dilution of existing shareholders as a result of possible future transaction;

(xiii)	uncertainties about the Corporation and the Bank’s Cease and Desist Orders with OTS;

(xiv)	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

(xv)	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

(xvi)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines;

(xvii)	uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago;

(xviii)	delisting of the Corporation’s common stock from Nasdaq;

(xix)	significant unforeseen legal expenses;

(xx)	uncertainties about market interest rates;

(xxi)	security breaches of our information systems;

(xxii)	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

(xxiii)	environmental liability for properties to which we take title;

(xxiv)	expiration of our Amended and Restated Credit Agreement;

(xxv)	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

(xxvi)	changes in the U.S. Department of the Treasury’s Capital Purchase Program;

(xxvii)	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

(xxviii)	monetary and fiscal policies of the U.S. Department of the Treasury;

(xxix)	implications of the Dodd-Frank Act; and

(xxx)	challenges relating to recruiting and retaining key employees.
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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.
The Corporation’s market rate risk has not materially changed from March 31, 2011. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011. See also “Asset/Liability Management” in Part I, Item 2 of this report.
Item 4 Controls and Procedures.
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this valuation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are operating in an effective manner.
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
Refer to “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011, for discussion of these risks.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities by the registrant for the three months ended June 30, 2011.
Item 3 Defaults Upon Senior Securities.
None.
Item 4 Removed and Reserved.
Item 5 Other Information.
None.
Item 6 Exhibits.
The following exhibits are filed with this report:
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.
Date: August 2, 2011	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: August 2, 2011	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer