Form 10-Q
period 2011-09-30
ANCHOR BANCORP WISCONSIN INC
filed 2011-11-07
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common stock — $.10 Par Value

Number of shares outstanding as of October 31, 2011: 21,677,594

ANCHOR BANCORP WISCONSIN INC.

INDEX - FORM 10-Q

			Page #
Part I -	Financial Information

	Item 1	Financial Statements

		Unaudited Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011	2

		Unaudited Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2011 and 2010	3

		Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended September 30, 2011 and Year Ended March 31, 2011	5

		Unaudited Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010	6

		Notes to Unaudited Consolidated Financial Statements	8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

		Executive Overview	43

		Results of Operations	49

		Financial Condition	54

		Regulatory Developments	55

		Risk Management	58
		Credit Risk Management	59
		Liquidity Risk Management	65
		Market Risk Management	69

		Critical Accounting Estimates and Judgments	71

		Forward Looking Statements	74

	Item 3	Quantitative and Qualitative Disclosures About Market Risk	75

	Item 4	Controls and Procedures	76

Part II -	Other Information

	Item 1	Legal Proceedings	77
	Item 1A	Risk Factors	77
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	77
	Item 3	Defaults Upon Senior Securities	77
	Item 4	Removed and Reserved	77
	Item 5	Other Information	77
	Item 6	Exhibits	77

Signatures			79

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2011	March 31, 2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$63,344	$34,596
Interest-bearing deposits	291,501	72,419

Cash and cash equivalents	354,845	107,015
Investment securities available for sale	195,212	523,289
Investment securities held to maturity (fair value of $22 and $28, respectively)	21	27
Loans:
Held for sale	45,199	7,538
Held for investment, less allowance for loan losses of $138,347 at September 30, 2011 and $150,122 at March 31, 2011	2,257,905	2,520,367
Foreclosed properties and repossessed assets, net	92,970	90,707
Real estate held for development and sale	544	717
Office properties and equipment	28,065	29,127
Federal Home Loan Bank stock—at cost	54,829	54,829
Mortgage servicing rights, net	18,790	24,961
Unsettled securities sales receivable	115,013	—
Accrued interest receivable and other assets	34,048	36,248

Total assets	$3,197,441	$3,394,825

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$295,685	$240,671
Interest bearing deposits and accrued interest payable	2,304,108	2,466,489

Total deposits and accrued interest payable	2,599,793	2,707,160
Other borrowed funds	533,800	654,779
Other accrued interest and fees payable	31,708	23,544
Other liabilities	45,531	22,513

Total liabilities	3,210,832	3,407,996

Commitments and contingent liabilities (Note 10)

Preferred stock, $.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $15,622 at September 30, 2011 and $12,507 at March 31, 2011	92,724	89,008
Common stock, $.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,677,594 shares outstanding	2,536	2,536
Additional paid-in capital	111,513	111,513
Retained deficit	(127,994)	(103,362)
Accumulated other comprehensive income (loss) related to AFS securities	4,359	(16,397)
Accumulated other comprehensive loss related to OTTI securities - non credit factors	(3,633)	(3,555)

Total accumulated other comprehensive income (loss)	726	(19,952)
Treasury stock (3,685,745 shares), at cost	(90,516)	(90,534)
Deferred compensation obligation	(2,380)	(2,380)

Total stockholders’ deficit	(13,391)	(13,171)

Total liabilities and stockholders’ deficit	$3,197,441	$3,394,825

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$29,937	$40,149	$62,046	$80,830
Investment securities and Federal Home Loan Bank stock	2,960	3,421	6,916	6,866
Interest bearing deposits	98	126	150	376

Total interest income	32,995	43,696	69,112	88,072

Interest expense:
Deposits	6,734	13,240	14,061	29,055
Other borrowed funds	7,761	8,038	15,031	17,711

Total interest expense	14,495	21,278	29,092	46,766

Net interest income	18,500	22,418	40,020	41,306
Provision for credit losses	17,115	10,674	20,597	19,608

Net interest income after provision for credit losses	1,385	11,744	19,423	21,698

Non-interest income:
Impairment on new OTTI securities	—	—	—	—
Non-credit related impairment on new OTTI securities recognized in other comprehensive income	—	—	—	—
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(123)	(113)	(182)	(199)

Net impairment losses recognized in earnings	(123)	(113)	(182)	(199)
Loan servicing income, net of amortization	478	339	1,246	1,492
Credit enhancement income on mortgage loans sold	16	236	62	489
Service charges on deposits	2,947	3,165	5,741	6,918
Investment and insurance commissions	917	769	1,954	1,725
Net gain on sale of loans	3,994	9,216	5,167	10,563
Net gain on sale of investment securities	5,206	6,653	6,342	6,765
Net gain on sale of branches	—	2,318	—	7,248
Revenue from real estate partnership operations	13	1	51	387
Other	1,331	1,136	2,325	1,999

Total non-interest income	14,779	23,720	22,706	37,387

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Con’t.)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$9,863	$9,578	$20,057	$21,403
Occupancy	1,925	2,017	3,905	4,384
Federal deposit insurance premiums	1,774	3,621	3,707	7,696
Furniture and equipment	1,611	1,741	3,155	3,503
Data processing	1,608	1,782	2,991	3,354
Marketing	427	410	732	717
Expenses from real estate partnership operations	677	13	719	515
OREO operations—net expense	4,164	6,784	11,789	12,440
Mortgage servicing rights impairment	5,069	1,272	5,290	1,462
Legal services	1,267	2,680	2,201	4,779
Other professional fees	501	315	1,076	2,109
Other	3,439	3,899	7,413	7,445

Total non-interest expense	32,325	34,112	63,035	69,807

Income (loss) before income taxes	(16,161)	1,352	(20,906)	(10,722)
Income tax expense	—	14	10	14

Net income (loss)	(16,161)	1,338	(20,916)	(10,736)
Preferred stock dividends in arrears	(1,579)	(1,352)	(3,115)	(2,937)
Preferred stock discount accretion	(1,853)	(1,853)	(3,716)	(3,716)

Net loss available to common equity	$(19,593)	$(1,867)	$(27,747)	$(17,389)

Net income (loss)	$(16,161)	$1,338	$(20,916)	$(10,736)
Reclassification adjustment for net gains realized in income	(5,206)	(6,653)	(6,342)	(6,765)
Reclassification adjustment for credit related other-than-temporary impairment realized in income	123	113	182	199
Change in net unrealized gains on available-for-sale securities	12,825	6,754	26,838	14,652

Comprehensive income (loss)	$(8,419)	$1,552	$(238)	$(2,650)

Loss per common share:
Basic	$(0.92)	$(0.09)	$(1.31)	$(0.82)
Diluted	(0.92)	(0.09)	(1.31)	$(0.82)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit)	Treasury Stock	Deferred Compensation Obligation	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
Balance at April 1, 2010	$81,596	$2,536	$114,662	$(54,677)	$(90,975)	$(5,529)	$(5,399)	$42,214
Comprehensive income (loss):
Net loss	—	—	—	(41,178)	—	—	—	(41,178)
Non-credit related other-than-temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	8	8
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	(8,661)	(8,661)
Reclassification adjustment for credit related other-than-temporary impairment recognized in income, net of tax of $0	—	—	—	—	—	—	432	432
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	(6,332)	(6,332)

Comprehensive loss								$(55,731)

Issuance of treasury stock	—	—	—	(95)	441	—	—	346
Change in deferred compensation obligation	—	—	(3,149)	—	—	3,149	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2011	89,008	2,536	111,513	(103,362)	(90,534)	(2,380)	(19,952)	(13,171)

Comprehensive income (loss):
Net loss	—	—	—	(20,916)	—	—	—	(20,916)
Reclassification adjustment for net gains realized in income, net of tax of $0	—	—	—	—	—	—	(6,342)	(6,342)
Reclassification adjustment for credit portion of other-than-temporary impairment realized in income, net of tax of $0	—	—	—	—	—	—	182	182
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	26,838	26,838

Comprehensive income								$(238)

Issuance of treasury stock	—	—	—	—	18	—	—	18
Accretion of preferred stock discount	3,716	—	—	(3,716)	—	—	—	—

Balance at September 30, 2011	$92,724	$2,536	$111,513	$(127,994)	$(90,516)	$(2,380)	$726	$(13,391)

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
	2011	2010
	(In Thousands)
Operating Activities
Net loss	$(20,916)	$(10,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	20,597	19,608
Provision for OREO losses	7,389	8,721
Depreciation and amortization	1,826	3,043
Amortization and accretion of investment securities, net	852	1,832
Mortgage servicing rights impairment	5,290	1,462
Cash paid to originate loans held for sale	(264,303)	(410,896)
Cash received on sale of loans held for sale	231,809	387,932
Cash received on sale of education loans	—	24,267
Net gain on sale of loans	(5,167)	(9,793)
Net gain on sale of education loans	—	(770)
Net gain on sale of investment securities	(6,342)	(6,765)
Gain on sale of OREO	(2,904)	(2,034)
Gain on sale of branches	—	(7,248)
Net impairment losses recognized in earnings	182	199
Stock-based compensation expense	18	41
Decrease in accrued interest receivable	2,046	1,395
Decrease in prepaid expense and other assets	1,035	9,282
Increase in accrued interest payable on deposits and borrowings	6,650	3,816
Increase in other liabilities	23,760	1,871

Net cash (used in) provided by operating activities	1,822	15,227

Investing Activities
Proceeds from sale of securities	218,629	302,719
Proceeds from maturities of securities	—	60,100
Purchase of securities	—	(523,851)
Principal collected on securities	20,427	28,976
Net decrease in loans held for investment	192,023	252,156
Purchases of office properties and equipment	(785)	(1,042)
Sales of office properties and equipment	21	345
Capitalized improvments of OREO	—	(522)
Proceeds from sale of OREO	43,094	20,954
Proceeds from sale of real estate held for development and sale	173	53
Branch sale - Royal Credit Union, net of cash and cash equivalents	—	(99,897)
Branch sale - Nicolet, net of cash and cash equivalents	—	(80,256)

Net cash provided by (used in) investing activities	473,582	(40,265)

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Cont’d)

(Unaudited)

	Six Months Ended September 30,
	2011	2010
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(115,446)	$(253,521)
Increase in advance payments by borrowers for taxes and insurance	8,851	8,265
Proceeds from borrowed funds	1,550,000	—
Repayment of borrowed funds	(1,670,979)	(93,300)

Net cash used in financing activities	(227,574)	(338,556)

Net increase (decrease) in cash and cash equivalents	247,830	(363,594)
Cash and cash equivalents at beginning of period	107,015	512,162

Cash and cash equivalents at end of period	$354,845	$148,568

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$22,442	$50,762
Non-cash transactions:
Transfer of loans to foreclosed properties	49,842	31,905
Unsettled security sales transfer from investment securities availabe for sale to unsettled securities sales receivable	115,013	—

See accompanying Notes to Unaudited Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Principles of Consolidation

The unaudited consolidated financial statements include the accounts and results of operations of Anchor BanCorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions, Inc. (“IDI”). The Bank’s accounts and results of operations include its wholly-owned subsidiaries ADPC Corporation and Anchor Investment Corporation. Significant inter-company balances and transactions have been eliminated. The Corporation also consolidates certain variable interest entities (joint ventures and other 50% or less owned partnerships) for which the Corporation is the primary beneficiary.

Note 2 - Basis of Presentation

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed properties and repossessed assets (also known as other real estate owned or OREO), mortgage servicing rights and deferred tax assets, and the fair value of investment securities. The results of operations and other data for the three- and six-month period ended September 30, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012. We have evaluated all subsequent events through the date of this filing. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Certain prior period amounts have been reclassified to conform to the current period presentations with no impact on net income (loss) or total equity.

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

The Corporation Order requires the Corporation to notify, and in certain cases to obtain the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation developed and submitted to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within 45 days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. These reports have been submitted.

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

At March 31, 2011 and September 30, 2011 the Bank had a core capital ratio of 4.26% and 4.16%, respectively, and a total risk-based capital ratio of 8.04% and 8.15%, respectively, each below the required capital ratios set forth above. Without a waiver by the OTS or amendment or modification of the Orders, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

As referenced above, on July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation.

The full impact of the change in regulators on our operations will not be known for some time. The Federal Reserve and the OCC are now responsible for the administration of the Cease and Desist Order.

Going Concern

The Corporation and the Bank continue to diligently work with their financial and professional advisors in seeking qualified sources of outside capital, and in achieving compliance with the requirements of the Orders. The Corporation and the Bank continue to consult with the Federal Reserve, the OCC and FDIC on a regular basis concerning the Corporation’s and Bank’s proposals to obtain outside capital and to develop action plans that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation’s and Bank’s proposals are accepted by the Federal regulators, that these proposals will be successfully implemented. While the Corporation’s management continues to exert maximum effort to attract new capital, significant operating losses in fiscal 2009, 2010, 2011 and fiscal year to date 2012, significant levels of criticized assets and low levels of capital raise substantial doubt as to the Corporation’s ability to continue as a going concern. If the Corporation and Bank are unable to achieve compliance with the requirements of the Orders, or implement an acceptable capital restoration plan, and if the Corporation and Bank cannot otherwise comply with such commitments and regulations, the OCC or FDIC could force a sale, liquidation or federal conservatorship or receivership of the Bank.

The Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted this plan. The OCC and Federal Reserve now have oversight authority of this plan.

Further, the Corporation entered into an amendment dated May 25, 2011 and executed May 31, 2011 (“Amendment No. 7”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 13, in which existing financial covenants remained the same and the interest rate was increased to 15.0%. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of September 30, 2011, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce the outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce the outstanding borrowings to zero by November 30, 2011, which may limit our ability to fund ongoing operations.

Credit Risks

While the Corporation has devoted, and will continue to devote, substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions also raise substantial doubt as to the Corporation’s ability to continue as a going concern. The continued weakness in the economy and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has incurred a net loss of $20.9 million and $10.7 million for the six months ended September 30, 2011 and 2010, respectively. Stockholders’ equity decreased from a deficit of $13.2 million or (0.39)% of total assets at March 31, 2011 to a deficit of $13.4 million at September 30, 2011. At September 30, 2011, the Bank’s risk-based capital ratio is considered adequately capitalized for regulatory purposes. However, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Bank Order dated June 26, 2009. The provision for credit losses was $17.1 million for the three months ended September 30, 2011. The Corporation’s net interest income will continue to be impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.

Note 4 – Recent Accounting Pronouncements

ASU No. 2010-20, “Receivables (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were originally required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which defers the effective date of the loan modification disclosures pending further guidance.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 states that in evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011. The Corporation adopted ASU 2011-02 in its second fiscal quarter.

As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, the beginning of the current fiscal year, for identification as TDRs. The Corporation identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs but did not have a substantially material impact on the Company’s financial statements for the periods ended September 30, 2011. At September 30, 2011, the period of adoption, the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under ASC 310-10-35 was $258,000, and the resulting allowance for credit losses associated with those receivables, on the basis of a current evaluation of loss, was zero.

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

ASU No. 2011-05, “Presentation of Comprehensive Income.” In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity (deficit) but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Corporation’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no material impact on the Corporation’s financial statements.

Note 5 - Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
At September 30, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,033	$207	$—	$4,240
Corporate stock and bonds	1,151	82	(11)	1,222
Agency CMOs and REMICs	299	20	—	319
Non-agency CMOs	28,664	148	(3,731)	25,081
Residential agency mortgage-backed securities	5,556	315	—	5,871
GNMA securities	154,783	3,702	(6)	158,479

	$194,486	$4,474	$(3,748)	$195,212

Held-to-maturity:

Residential agency mortgage-backed securities	$21	$1	$—	$22

At March 31, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,037	$89	$—	$4,126
Corporate stock and bonds	1,151	87	(19)	1,219
Agency CMOs and REMICs	342	16	—	358
Non-agency CMOs	49,921	371	(3,655)	46,637
Residential agency mortgage-backed securities	6,131	282	(24)	6,389
GNMA securities	481,659	1,158	(18,257)	464,560

	$543,241	$2,003	$(21,955)	$523,289

Held-to-maturity:
Residential agency mortgage-backed securities	$27	$1	$—	$28

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at September 30, 2011 and March 31, 2011.

	At September 30, 2011
	Unrealized loss position Less than 12 months		Unrealized loss position 12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Corporate stock and bonds	$76	$(11)	$—	$—	$76	$(11)
Non-agency CMOs	1,272	(58)	18,840	(3,673)	20,112	(3,731)
GNMA securities	3,373	(6)	—	—	3,373	(6)

	$4,721	$(75)	$18,840	$(3,673)	$23,561	$(3,748)

	At March 31, 2011
	Unrealized loss position Less than 12 months		Unrealized loss position 12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In Thousands)
Corporate stock and bonds	$—	$—	$68	$(19)	$68	$(19)
Non-agency CMOs	4,020	(22)	22,382	(3,633)	26,402	(3,655)
Residential agency mortgage-backed securities	948	(24)	—	—	948	(24)
GNMA securities	390,689	(18,257)	—	—	390,689	(18,257)

	$395,657	$(18,303)	$22,450	$(3,652)	$418,107	$(21,955)

The tables above include 14 investment securities at September 30, 2011 compared to 46 at March 31, 2011 that, due to the economic environment, credit and other factors, have declined in value but do not presently represent other than temporary losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) no intent to sell and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions are met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction in the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

All of the Corporation’s other-than-temporary impaired debt securities are non-agency CMOs. On a cumulative basis, for securities owned as of September 30, 2011, other-than-temporary impairments recognized in earnings by year of vintage of the underlying mortgage collateral were $1,533,000 for 2007, $310,000 for 2006, $376,000 for 2005 and $25,000 prior to 2005.

The Corporation utilizes an independent pricing service to run a discounted cash flow model in the calculation of other-than-temporary impairments on non-agency CMOs. This model is used to determine the portion of the impairment that is other-than-temporary due to credit losses, and the portion that is temporary due to all other factors.

To estimate the fair value of non-agency CMOs, the cash flow model discounts estimated expected cash flows after credit losses at rates ranging from 4.0% to 12.0%. The rates utilized are based on the risk free rate equivalent to the remaining average life of the security, plus a spread for normal liquidity and a spread to reflect the uncertainty of the cash flow estimates. The pricing service benchmarks its fair value results to other pricing services and monitors the market for actual trades. The cash flow model includes these inputs in its derivation of the discount rates used to estimate fair value. There are no payments in kind allowed on these non-agency CMOs.

The significant inputs used for calculating other-than-temporary impairment (“OTTI”) attributable to credit losses include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 6.0%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of September 1, 2011. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month 1 to month 24 constant default rate in the model ranged from 5.45% to 10.10%.

At September 30, 2011, the Corporation had 14 non-agency CMOs with a fair value of $22.4 million and an adjusted cost basis of $26.0 million that were other-than-temporarily impaired. At March 31, 2011, the Corporation had 21 non-agency CMOs with a fair value of $28.2 million and an adjusted cost basis of $31.8 million that were other-than-temporarily impaired. An increase in other-than-temporary impairment due to credit losses of $123,000 was included in earnings for the three months ended September 30, 2011. For the quarter ended September 30, 2011, the Corporation realized actual losses of $135,000 related to credit issues that were previously recognized in earnings as unrealized other-than-temporary impairment.

The Corporation has $6,000 in gross unrealized losses on Ginnie Mae (“GNMA”) and corporate stock and bond securities as of September 30, 2011 due to increases in interest rates and other non-credit factors. The Corporation has reviewed this portfolio for other-than-temporary impairment. Management has concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).

The following table is a rollforward of the amount of other-than-temporary impairment related to unrealized credit losses that have been recognized in earnings for which a portion of impairment (non-credit related) was recognized in other comprehensive income (loss) for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Beginning balance of unrealized OTTI related to credit losses	$2,256	$1,975	$2,197	$1,889
Additional OTTI related to credit losses for which OTTI was previously recognized	123	113	182	199
Credit related OTTI previously recognized for securities sold during the period	—	(124)	—	(124)
Decrease for realized amount of credit losses for which credit related OTTI was previously recognized	(135)	—	(135)	—

Ending balance of unrealized OTTI related to credit losses	$2,244	$1,964	$2,244	$1,964

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Proceeds from sales:	$162,872	$298,404	$218,629	$302,719

Gross gains on sales	5,240	6,653	6,381	6,765
Gross losses on sales	(34)	—	(39)	—

Net gain (loss) on sales	$5,206	$6,653	$6,342	$6,765

At September 30, 2011 and March 31, 2011, investment securities available-for-sale with a fair value of approximately $152.9 million and $420.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities by contractual maturity at September 30, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In Thousands)
Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$4,240	$—	$—	$4,240
Corporate stock and bonds	—	—	—	1,222	1,222
Agency CMOs and REMICs	—	—	—	319	319
Non-agency CMOs	—	22	975	24,084	25,081
Residential agency mortgage-backed securities	—	377	1,355	4,139	5,871
GNMA securities	—	—	565	157,914	158,479

Total	$—	$4,639	$2,895	$187,678	$195,212

Held-to-maturity, at fair value:
Residential agency mortgage-backed securities	$—	$—	$22	$—	$22

Total	$—	$—	$22	$—	$22

	$—	$4,639	$2,917	$187,678	$195,234

Held-to-maturity, at cost:
Residential agency mortgage-backed securities	$—	$—	$21	$—	$21

Note 6 – Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	September 30,	March 31,
	2011	2011
Residential	$621,392	$648,514
Commercial and industrial	62,632	99,689
Commercial real estate:
Land and construction	220,687	251,043
Multi-family	375,574	423,587
Retail/office	359,613	419,439
Other commercial real estate	254,747	276,688
Consumer:
Education	260,102	276,735
Other consumer	267,386	287,151

Total unpaid principal balance	2,422,133	2,682,846

Allowance for loan losses	(138,347)	(150,122)
Undisbursed loan proceeds(1)	(22,651)	(8,761)
Unearned loan fees	(3,091)	(3,476)
Unearned interest	(135)	(115)
Net discount on loans purchased	(4)	(5)

Total contras to loans	(164,228)	(162,479)

Loans held for investment	$2,257,905	$2,520,367

(1)	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Bank.

Residential Loans

At September 30, 2011, $621.4 million, or 25.6%, of the Bank’s total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the Bank’s portfolio have up to 30-year maturities and terms which permit the Bank to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Bank makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment ARMS.

Adjustable-rate loans decrease the Bank’s risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At September 30, 2011, approximately $418.6 million, or 67.4%, of the Bank’s held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Bank continues to originate long-term, fixed-rate conventional mortgage loans. The Bank generally sells current production of these loans with terms of 15 years or more to Fannie Mae, Freddie Mac and other institutional investors, while keeping a small percentage of loan production in its portfolio. In order to provide a full range of products to its customers, the Bank also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”), Federal Housing Administration (“FHA”) and the USDA Rural Guarantee Program. The Bank retains the right to service substantially all loans that it sells.

At September 30, 2011, approximately $202.8 million, or 32.6%, of the Bank’s held for investment residential loans unpaid principal balance consisted of loans that provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of ten to 30 years, it is the Bank’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Bank originates loans for commercial, corporate and business purposes, including issuing letters of credit. At September 30, 2011, the unpaid principal balance receivable of commercial and industrial loans amounted to $62.6 million, or 2.6%, of the Bank’s total loans unpaid principal balance receivable. The Bank’s commercial and industrial loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Bank originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At September 30, 2011, the Bank had $1.2 billion of loans unpaid principal balance receivable secured by commercial real estate, which represented 50.0% of the total loans unpaid principal balance receivable. The Bank generally limits the origination of such loans to its primary market area.

The Bank’s commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including hotels, and nursing homes.

Although terms vary, commercial real estate loans generally have amortizations of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Bank’s discretion, based on a designated index.

Consumer Loans

The Bank offers consumer loans in order to provide a wider range of financial services to its customers. At September 30, 2011, $527.5 million, or 21.8%, of the Bank’s total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $260.1 million, or 10.7%, of the Bank’s total loans unpaid principal balance receivable at September 30, 2011 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon generally are guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended September 30, 2010, the Bank discontinued the origination of student loans. Education loans may be sold to the U.S. Department of Education or to other investors. The Bank received no proceeds from sale of education loans during the first six months of fiscal 2012.

The largest component of the Bank’s other consumer loan portfolio is second mortgage and home equity loans. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 85% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

The remainder of the Bank’s other consumer loan portfolio consists of vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Bank participates in outstanding balances, currently at 25% to 28%, with ELAN. The Bank also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income paid to ELAN.

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Allowance at beginning of period	$138,740	$166,649	$150,122	$179,644
Provision	17,215	9,588	20,835	18,522
Charge-offs	(20,235)	(22,597)	(37,945)	(44,790)
Recoveries	2,627	2,546	5,335	2,810

Allowance at end of period	$138,347	$156,186	$138,347	$156,186

The following table presents activity in the allowance for loan losses by portfolio segment (in thousands):

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
Three months ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$19,627	$17,465	$98,019	$3,629	$138,740
Provisions	(279)	3,221	14,553	(280)	17,215
Charge-offs	(1,667)	(1,528)	(16,154)	(886)	(20,235)
Recoveries	350	652	1,365	260	2,627

Ending balance	$18,031	$19,810	$97,783	$2,723	$138,347

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
Six months ended September 30, 2011:
Allowance for loan losses:
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provisions	111	3,024	17,286	414	20,835
Charge-offs	(3,423)	(4,050)	(28,728)	(1,744)	(37,945)
Recoveries	856	1,295	2,780	404	5,335

Ending balance	$18,031	$19,810	$97,783	$2,723	$138,347

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment evaluation method as of September 30, 2011 (in thousands):

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,559	$10,747	$36,076	$421	$51,803
Collectively evaluated for impairment	13,472	9,063	61,707	2,302	86,544

Total ending allowance balance	$18,031	$19,810	$97,783	$2,723	$138,347

Loans:
Loans individually evaluated	$53,858	$14,604	$260,398	$34,538	$363,398
Loans collectively evaluated	567,534	48,028	950,223	492,950	2,058,735

Total ending loans unpaid principal balance	$621,392	$62,632	$1,210,621	$527,488	$2,422,133

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	(In Thousands)
Provision for loan losses	$17,215	$9,588	$20,835	$18,522
Provision for unfunded commitment losses	(100)	1,086	(238)	1,086

Provision for credit losses	$17,115	$10,674	$20,597	$19,608

At September 30, 2011, the Corporation has identified $363.4 million carrying amount of loans as impaired which includes performing troubled debt restructurings. At March 31, 2011, impaired loans were $395.7 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis. The carrying amount of impaired loans represents the unpaid principal balance less the associated allowance.

During the quarter ended September 30, 2011, the Corporation adopted ASU 2011-02, as more fully described in Note 4 of the consolidated financial statements. As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, for identification as TDRs. The Corporation identified as troubled debt restructurings (TDRs) certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs for the periods ended September 30, 2011.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of September 30, 2011 (in thousands):

	Carrying Amount	Unpaid Principal Balance	Associated Allowance		Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
With no specific allowance recorded:
Residential	$23,386	$23,386	$	N/A	$29,576	$97
Commercial and industrial	1,123	1,123		N/A	4,851	15
Land and construction	37,354	37,354		N/A	42,161	(109)
Multi-family	26,034	26,034		N/A	42,070	224
Retail/office	29,581	29,581		N/A	34,238	174
Other commercial real estate	13,554	13,554		N/A	40,483	204
Education	—	—		N/A	—	—
Other consumer	305	305		N/A	678	35

Subtotal	131,337	131,337		—	194,057	640

With an allowance recorded(1) :
Residential	25,913	30,472		4,559	28,427	231
Commercial and industrial	2,734	13,481		10,747	9,844	(24)
Land and construction	39,240	52,297		13,057	54,010	705
Multi-family	21,716	26,659		4,943	15,919	498
Retail/office	21,007	28,606		7,599	27,722	576
Other commercial real estate	35,836	46,313		10,477	19,797	594
Education	27,359	27,393		34	25,239	—
Other consumer	6,453	6,840		387	6,418	226

Subtotal	180,258	232,061		51,803	187,376	2,806

Total
Residential	49,299	53,858		4,559	58,003	328
Commercial and industrial	3,857	14,604		10,747	14,695	(9)
Land and construction	76,594	89,651		13,057	96,171	596
Multi-family	47,750	52,693		4,943	57,989	722
Retail/office	50,588	58,187		7,599	61,960	750
Other commercial real estate	49,390	59,867		10,477	60,280	798
Education	27,359	27,393		34	25,239	—
Other consumer	6,758	7,145		387	7,096	261

	$311,595	$363,398		$51,803	$381,433	$3,446

(1)

Includes ratio-based allowance for loan losses of $3.3 million associated with loans totaling $54.6 million for which individual reviews have not yet been completed (but reviews are ongoing) with an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

The carrying amounts above represent the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans as of March 31, 2011 (in thousands):

	Carrying Amount	Unpaid Principal Balance	Associated Allowance		Average Carrying Amount	Fiscal Year Interest Income Recognized
With no specific allowance recorded:
Residential	$32,673	$32,673	$	N/A	$41,103	$543
Commercial andindustrial	5,351	5,351		N/A	9,360	223
Land and construction	42,290	42,290		N/A	48,887	484
Multi-family	27,331	27,331		N/A	35,474	275
Retail/office	25,791	25,791		N/A	31,675	457
Other commercial real estate	29,940	29,940		N/A	34,223	879
Education	—	—		N/A	—	—
Other consumer	229	229		N/A	722	63

Subtotal	163,605	163,605		—	201,444	2,924

With an allowance recorded(1) :
Residential	30,301	35,385		5,084	35,308	850
Commercial andindustrial	6,315	15,838		9,523	17,056	601
Land and construction	24,195	34,155		9,960	35,102	737
Multi-family	19,230	23,895		4,665	25,092	938
Retail/office	38,643	55,333		16,690	56,450	2,249
Other commercial real estate	28,226	35,983		7,757	36,548	1,344
Education	24,332	24,360		28	27,878	—
Other consumer	6,651	7,137		486	7,264	175

Subtotal	177,893	232,086		54,193	240,698	6,894

Total
Residential	62,974	68,058		5,084	76,411	1,393
Commercial andindustrial	11,666	21,189		9,523	26,416	824
Land and construction	66,485	76,445		9,960	83,989	1,221
Multi-family	46,561	51,226		4,665	60,566	1,213
Retail/office	64,434	81,124		16,690	88,125	2,706
Other commercial real estate	58,166	65,923		7,757	70,771	2,223
Education	24,332	24,360		28	27,878	—
Other consumer	6,880	7,366		486	7,986	238

	$341,498	$395,691		$54,193	$442,142	$9,818

(1)

Includes ratio-based allowance for loan losses of $3.9 million associated with loans totaling $59.8 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

The following is additional information regarding impaired loans.

	At September 30,	At March 31,
	2011	2011
	(In Thousands)
Unpaid principal balance of impaired loans:
With specific reserve required	$232,061	$232,086
Without a specific reserve	131,337	163,605

Total impaired loans	363,398	395,691
Less:
Specific valuation allowance for impaired loans	(51,803)	(54,193)

Carrying amount of impaired loans	$311,595	$341,498

Average carrying amount of impaired loans	$381,433	$442,142
Loans and troubled debt restructurings on non-accrual status	283,073	306,274
Troubled debt restructurings - accrual	80,325	89,417
Troubled debt restructurings - non-accrual (1)	56,696	17,262
Loans past due ninety days or more and still accruing	—	—

(1)	Troubled debt restructurings - non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands)

Interest income recognized on impaired loans on a cash basis	$2,183	$1,572	$3,446	$3,453

All TDRs are classified as impaired loans, subject to performance conditions noted below. TDRs may be on either accrual or nonaccrual status based upon the repayment performance of the borrower and management’s assessment of collectability. Loans deemed nonaccrual may return to accrual status after six consecutive months of performance in accordance with the terms of the restructuring. Additionally, they may be considered not a TDR after twelve consecutive months of performance in accordance with the terms of the restructuring agreement, if the interest rate was a market rate at the date of restructuring.

The Corporation is currently committed to lend approximately $3.1 million in additional funds on impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010 and 2011, as reflected in recently received appraisals. Currently, $549.1 million or approximately 89.1% of the owned outstanding balance of classified loans (i.e. loans risk rated as substandard or loss) secured by real estate have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. This includes $440.1 million of loans under $500,000 that do not require an appraisal under Bank policy - instances of which include when the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. While Bank policy may not require updated appraisals for these loans, updated appraisals may still be obtained. For example, $244 million or 55.4% of the loans which do not require an updated appraisal do have either an updated appraisal within the last year or an appraisal on order. If real estate values continue to decline, the Corporation may have to increase its allowance for loan losses as updated appraisals or other indications of a decline in the value of collateral are received.

The following table presents the aging of the unpaid principal balance in past due loans as of September 30, 2011 by class of loans (in thousands):

	Days Past Due
	30-59	60-89	Greater than 90	Total Past Due

Residential	$3,235	$4,264	$40,225	$47,724
Commercial and industrial	1,754	328	11,965	14,047
Land and construction	2,354	29,780	36,413	68,547
Multi-family	210	680	24,702	25,592
Retail/office	1,733	758	32,968	35,459
Other commercial real estate	109	3,964	18,367	22,440
Education	12,291	7,148	27,393	46,832
Other consumer	1,473	846	6,766	9,085

	$23,159	$47,768	$198,799	$269,726

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans (in thousands):

	Days Past Due
	30-59	60-89	Greater than 90	Total Past Due
Residential	$6,289	$4,577	$52,640	$63,506
Commercial and industrial	8,156	142	9,646	17,944
Land and construction	5,139	7,572	49,027	61,738
Multi-family	62	4,291	33,500	37,853
Retail/office	10,285	4,484	40,468	55,237
Other commercial real estate	4,717	266	21,725	26,708
Education	9,703	8,414	24,360	42,477
Other consumer	1,893	733	6,890	9,516

	$46,244	$30,479	$238,256	$314,979

Total delinquencies (loans past due 30 days or more) at September 30, 2011 were $269.7 million. The Corporation has experienced a reduction in delinquencies since March 31, 2011 due to improving credit conditions and loans moving to OREO. The Corporation has no loans past due 90 days or more that are still accruing interest, and may place loans less than 90 days delinquent on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators

The Corporation categorizes certain loans (see description of population below) into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For all loans other than consumer and residential, the Corporation analyzes loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is updated on a monthly basis. The Corporation uses the following definitions for risk ratings:

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

Non-Accrual. Loans classified as non-accrual have the weaknesses of those classified as Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that fall into this class are deemed collateral dependent and an individual impairment analysis is performed on all relationships greater than $500,000. Loans in this category are also allocated a specific reserve if the collateral does not support the outstanding loan balance or charged off if deemed uncollectible.

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total Unpaid Principal Balance
Commercial and industrial	$26,514	$8,299	$14,565	$13,254	$62,632

Commercial real estate:
Land and construction	67,285	24,219	50,503	78,680	220,687
Multi-family	262,242	40,950	32,916	39,466	375,574
Retail/office	174,644	66,625	78,410	39,934	359,613
Other	109,261	62,282	54,229	28,975	254,747

	$639,946	$202,375	$230,623	$200,309	$1,273,253

Percent of total unpaid principal balance	50.3%	15.9%	18.1%	15.7%	100.0%

As of March 31, 2011, and based on the then most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total Unpaid Principal Balance
Commercial and industrial	$39,361	$21,256	$20,831	$18,241	$99,689

Commercial real estate:
Land and construction	72,988	37,793	72,790	67,472	251,043
Multi-family	285,874	49,572	48,729	39,412	423,587
Retail/office	211,321	61,089	92,773	54,256	419,439
Other	114,595	68,127	62,478	31,488	276,688

	$724,139	$237,837	$297,601	$210,869	$1,470,446

Percent of total unpaid principal balance	49.2%	16.2%	20.2%	14.3%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are classified as non-accrual. The following table presents the unpaid principal balance received in residential and consumer loans based on accrual status as of September 30, 2011 (in thousands):

	Accrual	Non-Accrual	Total Unpaid Principal Balance
Residential:	$573,003	$48,389	$621,392

Consumer
Education	232,709	27,393	260,102
Other consumer	260,404	6,982	267,386

	$1,066,116	$82,764	$1,148,880

The following table presents the unpaid principal balance receivable in residential and consumer loans based on accrual status as of March 31, 2011 (in thousands):

	Accrual	Non-Accrual	Total Unpaid Principal Balance
Residential:	$584,768	$63,746	$648,514

Consumer
Education	252,375	24,360	276,735
Other consumer	279,852	7,299	287,151

	$1,116,995	$95,405	$1,212,400

A substantial portion of the Bank’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in real estate market conditions in that area.

Modification of loan terms in a troubled debt restructuring are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

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

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the three and six months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011				Six Months Ended September 30, 2011
		Unpaid Principal	Balance in the ALLL			Unpaid Principal	Balance in the ALLL
Troubled Debt Restructurings (1)	Number of Modifications	Balance (2) (at period end)	Prior to Modification	At Period End	Number of Modifications	Balance (2) (at period end)	Prior to Modification	At Period End
	(Dollars In Thousands)				(Dollars In Thousands)
Residential	8	$1,517	$—	$169	9	$1,607	$—	$179
Commercial and industrial	2	169	170	169	4	1,140	920	861
Land and construction	5	32,056	3,886	5,614	9	38,727	5,987	7,323
Multi-family	5	4,085	118	148	5	4,085	117	148
Retail/office	2	613	—	104	6	3,142	274	504
Other commercial real estate	5	1,849	273	328	6	5,586	275	1,889
Education	0	—	—	—	0	—	—	—
Other consumer	1	54	—	27	1	54	—	27

	28	$40,343	$4,447	$6,559	40	$54,341	$7,573	$10,931

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following table presents loans modified in a troubled debt restructuring from October 1, 2010 to September 30, 2011, by class, that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and six months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars In Thousands)
Residential	0	$—	0	$—
Commercial and industrial	0	—	1	69
Land and construction	0	—	0	—
Multi-family	0	—	0	—
Retail/office	0	—	1	1,718
Other commercial real estate	0	—	1	47
Education	0	—	0	—
Other consumer	0	—	0	—

	0	$—	3	$1,834

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following table presents the unpaid principal balance of loans modified in a TDR during the three months ended September 30, 2011, by class and by type of modification:

Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction	Interest Only and Interest Rate Reduction	Other (3)	Total
	(In Thousands)
Residential	$1,134	$383	$—	$—	$1,517
Commercial and industrial	169	—	—	—	169
Land and construction	368	29,847	—	1,841	32,056
Multi-family	2,501	—	—	1,584	4,085
Retail/office	613	—	—	—	613
Other commercial real estate	1,331	518	—	—	1,849
Education	—	—	—	—	—
Other consumer	—	54	—	—	54

	$6,116	$30,802	$—	$3,425	$40,343

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents the unpaid principal balance of loans modified in a TDR during the six months ended September 30, 2011, by class and by type of modification:

Troubled Debt Restructurings (1)(2)	Principal and Interest to Interest Only	Interest Rate Reduction	Interest Only and Interest Rate Reduction	Other (3)	Total
	(In Thousands)
Residential	$1,134	$473	$—	$—	$1,607
Commercial and industrial	169	971	—	—	1,140
Land and construction	368	29,847	—	8,512	38,727
Multi-family	2,501	—	—	1,584	4,085
Retail/office	613	429	1,118	982	3,142
Other commercial real estate	1,331	4,255	—	—	5,586
Education	—	—	—	—	—
Other consumer	—	54	—	—	54

	$6,116	$36,029	$1,118	$11,078	$54,341

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The increase in loans considered troubled debt restructurings - non-accrual to $56.7 million at September 30, 2011 from $17.3 million at March 31, 2011 is the result of one significant loan relationship whose payment history required a move into non-accrual status. As time passes and borrowers continue to perform in accordance with the restructured loan terms, management expects a portion of the troubled debt restructurings – non-accrual balance to be returned to accrual status.

Pledged Loans

At September 30, 2011, residential and education loans receivable with a carrying amount of approximately $774.6 million and $113.0 million, respectively, were pledged to secure borrowings and for other purposes as permitted or required by law.

Note 7 – Foreclosed Properties and Repossessed Assets

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets, also known as other real estate owned or OREO, are held for sale and initially recorded at fair value less estimated selling expenses at the date of foreclosure. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Any increases in fair value over the net carrying value of the loans are recorded as recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established and charged to expense if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to non-interest expense.

A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$89,491	$49,413	$90,707	$55,436

Additions	26,590	21,674	49,842	31,905
Capitalized improvements	—	522	—	522
Valuations/write-offs	(2,499)	(5,670)	(7,389)	(8,721)
Sales	(20,612)	(5,717)	(40,190)	(18,920)

Balance at end of period	$92,970	$60,222	$92,970	$60,222

The amounts above are net of a valuation allowance of $20.7 million and $20.0 million at September 30, 2011 and March 31, 2011, respectively, recognized during the holding period for declines in fair value subsequent to the foreclosure or acceptance of deed in lieu of foreclosure.

During the six months ended September 30, 2011, net expense from OREO operations was $11.8 million, consisting of $7.4 million of valuation adjustments and write offs, $2.9 million of net gain on sales, $1.9 million of foreclosure cost expense and $5.4 million of other net expenses from operations.

Note 8 – Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of September 30, 2011, that the Bank was adequately capitalized under PCA guidelines. Under these regulatory requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital requirements for a bank. The Bank does not currently meet these elevated capital levels. See Note 3.

The following summarizes the Bank’s capital levels and ratios at September 30, 2011 and March 31, 2011 and those required by regulatory capital requirements:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well Capitalized		Minimum Required Under Order to Cease and Desist
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At September 30, 2011
Tier 1 capital (to adjusted tangible assets)	$133,307	4.16%	$96,021	3.00%	$160,035	5.00%	$256,056	8.00%
Risk-based capital (to risk-based assets)	159,125	8.15	156,234	8.00	195,293	10.00	234,351	12.00
Tangible capital (to tangible assets)	133,307	4.16	48,011	1.50	N/A	N/A	N/A	N/A

At March 31, 2011:
Tier 1 capital (to adjusted tangible assets)	$145,807	4.26%	$102,669	3.00%	$171,115	5.00%	$273,784	8.00%
Risk-based capital (to risk-based assets)	174,453	8.04	173,616	8.00	217,020	10.00	260,424	12.00
Tangible capital (to tangible assets)	145,807	4.26	51,335	1.50	N/A	N/A	N/A	N/A

In June 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation. The Bank’s official regulatory reporting capital levels as reported for the fiscal quarters ended September 30, 2011 and March 31, 2011 were 8.15% and 8.04%, respectively. Under applicable regulatory requirements, a bank is deemed adequately capitalized with a risk-based capital level of 8.0% or greater.

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
	(In Thousands)
Stockholders’ equity of the Bank	$135,335	$126,916
Less: Disallowed servicing assets	(1,302)	(1,061)
Accumulated other comprehensive loss	(726)	19,952

Tier 1 and tangible capital	133,307	145,807
Plus: Allowable general valuation allowances	25,818	28,646

Risk-based capital	$159,125	$174,453

Note 9 – Earnings Per Share

Basic earnings per share for the three and six months ended September 30, 2011 and 2010 has been determined by dividing net income available to common stockholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended September 30,
	2011	2010
	(In Thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common equity	$(19,593)	$(1,867)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,248	21,253
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	$21,248	$21,253

Basic loss per common share	$(0.92)	$(0.09)

Diluted loss per common share	$(0.92)	$(0.09)

	Six Months Ended September 30,
	2011	2010
	(In Thousands)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common equity	$(27,747)	$(17,389)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,248	21,252
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	$21,248	$21,252

Basic loss per common share	$(1.31)	$(0.82)

Diluted loss per common share	$(1.31)	$(0.82)

At September 30, 2011, approximately 305,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Treasury’s warrants (see Note 15) to purchase approximately 7.4 million shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three and six months ended September 30, 2011 and 2010.

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	September 30, 2011	March 31, 2011
Commitments to extend credit:	$11,128	$6,259
Unused lines of credit:
Home equity	114,709	120,194
Credit cards	31,680	34,435
Commercial	13,548	17,413
Letters of credit	19,084	19,432
Credit enhancement under the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program	21,602	21,602
IDI borrowing guarantees-unfunded	—	458

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

Similar risks exist relative to loans classified as held for sale, which totaled $45.2 million at September 30, 2011. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at September 30, 2011 amounted to $335.0 million.

At September 30, 2011, the Corporation has $634,000 of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

The IDI borrowing guarantees-unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships, which are included in the consolidated financial statements. The IDI borrowing guarantees were terminated during the quarter ended September 30, 2011 and no further guarantees will be issued.

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

Note 11 – Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments for which it is not practicable to estimate fair value and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.

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

Deposits: The fair values for non-interest bearing demand deposits, negotiable order of withdrawal accounts, passbook accounts and variable rate insured money market accounts are estimated using a discounted cash flow analysis, with run-off rate based on published bank regulatory decay rate tables. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Other Borrowed Funds: The fair values of the Corporation’s borrowings are estimated using discounted cash flow analysis, based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at September 30, 2011 and March 31, 2011.

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	September 30, 2011		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$354,845	$354,845	$107,015	$107,015
Investment securities available for sale	195,212	195,212	523,289	523,289
Investment securities held to maturity	21	22	27	28
Loans held for sale	45,199	46,348	7,538	7,633
Loans held for investment	2,257,905	2,184,985	2,520,367	2,430,117
Mortgage servicing rights	18,790	19,432	24,961	26,554
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	14,308	14,308	16,353	16,353

Financial liabilities:
Deposits	2,597,064	2,588,449	2,703,659	2,653,725
Other borrowed funds	533,800	561,731	654,779	676,914
Accrued interest payable—borrowings	28,169	28,169	20,166	20,166
Accrued interest payable—deposits	2,729	2,729	3,501	3,501

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

Fair Value on a Recurring Basis

The following table presents the financial instruments carried at fair value as of September 30, 2011 and March 31, 2011, by the valuation hierarchy (as described above) (in thousands):

	September 30, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,240	$—	$4,240	$—
Agency CMOs and REMICs	319	—	319	—
Non-agency CMOs	25,081	—	—	25,081
Residential agency mortgage-backed securities	5,871	—	5,871	—
GNMA securities	158,479	—	158,479	—
Corporate bonds	1,066	566	500	—

Available for sale equity securities:
U.S. Government sponsored agency preferred stock	156	156	—	—

Total assets at fair value	$195,212	$722	$169,409	$25,081

	March 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,126	$—	$4,126	$—
Agency CMOs and REMICs	358	—	358	—
Non-agency CMOs	46,637	—	—	46,637
Residential agency mortgage-backed securities	6,389	—	6,389	—
GNMA securities	464,560	—	464,560	—
Corporate bonds	1,083	583	500	—

Available for sale equity securities:
U.S. Government sponsored agency preferred stock	136	136	—	—

Total assets at fair value	$523,289	$719	$475,933	$46,637

An independent pricing service is used to price available-for-sale U.S. Government and federal agency obligations, agency CMOs and Real Estate Mortgage Investments (“REMICs”), residential agency mortgage-backed securities, Ginnie Mae securities and corporate bonds using a market data model under Level 2. The significant inputs used at September 30, 2011 to price Ginnie Mae securities include coupon rates of 1.75% to 5.50%, durations of 0.08 to 6.61 years and PSA prepayment speeds of 15 to 515.

The Corporation had 99.7% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that uses Level 3 inputs in accordance with accounting guidance. The significant inputs used by the model at September 30, 2011 include observable inputs of 30 to 59 day delinquency of 0.83% to 4.72%, 60 to 89 day delinquency of 0.63% to 2.63%, 90 plus day delinquency of 2.00% to 7.44%, loss severity of 36.53% to 69.26%, coupon rates of 5.00% to 7.50%, current credit support of 0% to 19.84%, the month one to month 24 constant default rate of 3.13% to 10.79% and discount rates of 4% to 12%.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011	Year Ended March 31, 2011
	Non-agency CMOs	Non-agency CMOs	Agency CMOs and REMICs	Non-agency CMOs	Residential agency mortgage- backed securities	GNMA securities
Balance at beginning of period	$35,270	$46,637	$1,413	$85,367	$15,440	$261,754
Total gains (losses) (realized/unrealized)
Included in earnings	239	260	—	2,754	(5)	(1,327)
Included in other comprehensive income	(34)	(300)	6	1,447	491	6,232
Included in earnings as other than temporary impairment	—	—	—	(440)	—	—
Purchases	—	—	—	—	17,058	92,879
Principal repayments	(2,535)	(5,120)	(663)	(19,918)	(1,395)	(7,168)
Sales	(7,859)	(16,396)	—	(22,573)	—	—
Transfers out of level 3	—	—	(756)	—	(31,589)	(352,370)

Balance at end of period	$25,081	$25,081	$—	$46,637	$—	$—

There were no transfers in or out of Levels 1, 2 or 3 during the three months ended September 30, 2011. All non-agency CMO’s remained in Level 3 as of September 30, 2011.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of September 30, 2011 and March 31, 2011 (in thousands):

	September 30, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with an allowance recorded	$180,258	$—	$—	$180,258
Mortgage servicing rights	17,397	—	—	17,397
Foreclosed properties and repossessed assets	92,970	—	—	92,970

Total assets at fair value	$290,625	$—	$—	$290,625

	March 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with an allowance recorded	$177,893	$—	$—	$177,893
Loans held for sale	278	—	—	278
Mortgage servicing rights	6,251	—	—	6,251
Foreclosed properties and repossessed assets	90,707	—	—	90,707

Total assets at fair value	$275,129	$—	$—	$275,129

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

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a strata exceeds its fair value, a mortgage servicing right impairment is recognized in earnings for the difference.

Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at fair value less estimated costs to sell through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed properties and repossessed assets, upon initial recognition, is estimated using Level 3 inputs based on fair value less estimated costs to sell which creates a new cost basis. Foreclosed properties and repossessed assets are re-measured at the lower of cost or fair value after initial recognition through the use of a valuation allowance on foreclosed assets.

Note 12 – Income Taxes

The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At September 30, 2011 and March 31, 2011, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $140.3 million at September 30, 2011 and $143.5 million at March 31, 2011 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At September 30,	At March 31,
	2011	2011
Deferred tax assets:
Allowances for loan losses	$67,328	$68,286
Other loss reserves	2,487	2,723
Federal NOL carryforwards	66,973	61,433
State NOL carryforwards	15,718	14,906
Unrealized gains/(losses)	(2,019)	7,984
Other	4,234	4,310

Total deferred tax assets	154,721	159,642
Valuation allowance	(140,349)	(143,505)

Adjusted deferred tax assets	14,372	16,137
Deferred tax liabilities:
FHLB stock dividends	(3,962)	(3,962)
Mortgage servicing rights	(8,188)	(9,884)
Other	(2,222)	(2,291)

Total deferred tax liabilities	(14,372)	(16,137)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2008-2010 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2007-2010 remain open to examination by certain other state jurisdictions.

Income tax expense includes $10,000 of franchise taxes for the six month period ended September 30, 2011. The effective tax rate was 0% and (0.05)% for the three- and six-month period ended September 30, 2011, respectively, due to an $82,000 increase and a $3.2 million reduction in the deferred tax asset valuation allowance for the respective periods. This rate compared to 1.04% and (0.13)% for the same respective periods last year.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011 and March 31, 2011, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 13 – Credit Agreement

The Corporation owes $116.3 million on a short-term line of credit to various lenders led by U.S. Bank. The Corporation is currently in default on the Credit Agreement as a result of failure to make principal and interest payments on and after March 2, 2009. On May 31, 2011, the Corporation entered into Amendment No. 7 dated May 25, 2011 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (the “Credit Agreement”), among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.”

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) November 30, 2011. At September 30, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $27.1 million and an accrued amendment fee of $4.7 million.

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

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the amended Credit Agreement and the Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Note 14 – Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of September 30, 2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue. The bonds, which are scheduled to mature on February 11, 2012, bear interest at a fixed rate of 2.74% which is due semi-annually. The bonds are expected to be repaid from the Bank’s excess liquidity currently invested in interest-bearing deposits.

Note 15 – Capital Purchase Program

Pursuant to the Capital Purchase Program (“CPP”) in January 2009, Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7.4 million shares of the Corporation’s common stock at an exercise price of $2.23 per share. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the Corporation’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million. The Corporation has deferred ten dividend payments on the Series B Preferred Stock held by the U.S. Treasury. On September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation. At September 30, 2011 and March 31, 2011, the cumulative amount of dividends in arrears not declared, including interest on unpaid dividends at 5% per annum, was $15.6 million and $12.5 million, respectively.

ANCHOR BANCORP WISCONSIN INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc., for the six months ended September 30, 2011, which includes information on significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form10-Q for the six-month period ending September 30, 2011.

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

At September 30, 2011, the Bank and the Corporation complied with all aspects of the Cease and Desist and the Prompt and Corrective Action Directive, except the Bank had a core capital ratio and total risk-based capital ratio of 4.16 percent and 8.15 percent, respectively, each below the required capital ratios set forth above.

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

The total risk-based capital level for the Bank has improved during fiscal year 2011 and the second quarter of fiscal year 2012; from 7.32 percent at March 31, 2010 to 8.04 percent at March 31, 2011 and 8.15 percent at September 30, 2011. Under the applicable regulations, the Bank is considered to be adequately capitalized as of September 30, 2011. The improvement in capital was achieved through a number of initiatives including reducing the size of the balance sheet, enhancing asset/liability management, improving asset quality, and creating a more efficient operating platform.

Results of specific initiatives taken since March 2010 include:

•

Sale of Branches – On June 25, 2010, the Bank sold 11 branches located in Northwestern Wisconsin to Royal Credit Union, In July of 2010, the Bank completed the sale of four branches located in Green Bay, Wisconsin to Nicolet National Bank. These sales, along with the closing of 3 branches in 2009, have reduced the number of branches to 56 from its peak of 74.

•

Smaller Balance Sheet – Total assets decreased just over $1 billion, or 23.1 percent, from $4.42 billion at March 31, 2010, to $3.39 billion at March 31, 2011, and another $197.4 million, or 5.8% during the six months ending September 30, 2011. The declines were largely due to scheduled payoffs and amortization in loans receivable. The Bank has also significantly curtailed its new loan origination activity. The declines were also the result of the aforementioned branch sales and the sale of a portion of the education loan portfolio in fiscal year 2011.

•

Expense Reduction – The Bank has focused more intensely on reducing expenses in the past several quarters. During the second quarter of fiscal year 2011, the Bank conducted a Strategic Business Review with the goal of reducing expenses commensurate with the reduction in the size of the Bank. The focus of the Strategic Business Review was on reducing personnel costs and operating cost. Non-interest expenses, which remain elevated due to the high cost of the troubled loan portfolio, declined $5.0 million, from $35.7 million in the quarter ending June 30, 2010 to $30.7 million in the comparable June quarter of 2011, due largely to decreases of $2.1 million in FDIC insurance premiums, $1.6 million in compensation expense, $1.2 million in other professional fees and $1.2 million in legal services.

•

On September 30, 2011, the Board of the Corporation announced the appointment of Messrs. Duane Morse and Leonard Rush to the Board of the Corporation effective September 28, 2011, at the direction of the Treasury. The Treasury is the sole stockholder of the Corporation’s Preferred Stock and as such has the right under certain circumstances to appoint two directors to the Board. The Treasury informed the Corporation that it had selected Morse and Rush to serve as its designated directors. The Corporation reviewed the qualifications of Morse and Rush and determined that their appointment is consistent with the best interests of the Corporation and its stockholders.

Operating Results

The Corporation recorded a net loss of $16.2 million for the quarter ended September 30, 2011, down from $1.3 million of net income for the quarter ended September 30, 2010, a $17.5 million decline. The decline in results was primarily due to the following:

•

Net Interest Income – Net interest income before provision for credit losses totaled $18.5 million in the quarter ending September 30, 2011, a decrease of $3.9 million over the prior year quarter due in part to the significant reduction in the size of the balance sheet discussed above. The yield on earning assets declined by 38 basis points from 4.80 percent for the second quarter of fiscal 2011 to 4.42 percent for the comparable period in fiscal 2012. The cost of funds improved, dropping by 39 basis points, from 2.23 percent to 1.84 percent, in the same quarter-over-quarter period. The net interest margin was 2.48 percent for the quarter ended September 30, 2011, compared to 2.46 percent for the quarter ended September 30, 2010, a 2 basis point improvement over the prior year.

•

Provision for Credit Losses – A significant driver of the decline in results for the quarter was the increase in the provision for credit losses. The provision for credit losses increased from $10.7 million in the second quarter of fiscal year 2011 to $17.1 million in the current quarter, a 60.3 percent increase. This negative trend in the provision for credit losses was primarily due to net charge-offs in excess of provision for credit losses in the prior quarter.

•

Non-interest income – Non-interest income totaled $14.8 million in the quarter ending September 30, 2011, a decrease of $8.9 million over the same period in 2010 primarily due to a decline in the gain on sale of residential loans of $5.2 million as well as a net gain on sale of branches in 2010 of $2.3 million.

Credit Highlights

The Corporation has seen some improvement in several credit metrics in the first six months of fiscal 2012. Overall delinquencies decreased $45.3 million since March 31, 2011 based on improvement in the 90 days and over and the 30 to 59 days past due categories. These decreases were offset by a slight increase in the 60 to 89 days past due category. At September 30, 2011, non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss; including non-accrual troubled debt restructurings) decreased $67.0 million to $283.1 million from the $350.1 million balance at September 30, 2010 in part due to the increase in the total amount of foreclosed properties on the consolidated balance sheet. Total foreclosed properties and repossessed assets were $60.2 million at September 30, 2010 and $93.0 million at September 30, 2011. This increased level of foreclosed properties also has a direct negative impact on the expenses related to foreclosed properties and repossessed assets due to the high cost of carrying these assets. Total non-performing assets (consisting of total non-performing loans and foreclosed properties and repossessed assets) decreased $21.0 million, or 5.3%, to $376.0 million at September 30, 2011 from $397.0 million at March 31, 2011.

The allowance for loan losses declined to $138.3 million at September 30, 2011 from $150.1 million at March 31, 2011, a 7.8% decrease. Net charge-offs during the quarter ended September 30, 2011 were $17.6 million compared to $20.1 million for the same period in 2010. While the balance in the allowance for loan losses declined during the first six months of fiscal 2012 primarily due to net charge-offs, the allowance compared to total loans and to total non-performing loans increased slightly since March 31, 2011.

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

Financial Results

Results for the second quarter ended September 30, 2011 include:

•	Diluted (loss) per common share increased to $(0.92) for the quarter ended September 30, 2011 compared to $(0.09) per share for the quarter ended September 30, 2010;

•	The net interest margin increased to 2.48% for the quarter ended September 30, 2011 compared to 2.46% for the quarter ended September 30, 2010;

•	Loans receivable decreased $224.8 million, or 8.9%, since March 31, 2011 primarily due to scheduled pay-offs and amortization and the transfer of $49.8 million to foreclosed properties;

•	Deposits and related accrued interest payable decreased $107.4 million, or 4.0%, since March 31, 2011;

•	Book value per common share was $(5.69) at September 30, 2011 compared to $(5.68) at March 31, 2011 and $(3.91) at September 30, 2010;

•

Total risk-based capital ratio for the Bank was at 8.15% as of September 30, 2011, compared to 8.32% at June 30, 2011. Under regulatory requirements, a bank must have a total risk-based capital ratio of 8.0% or greater to be considered adequately capitalized; however, the Bank’s capital ratios remain below the 12 percent level required under the terms of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”) on June 26, 2009. (Now administered by the Federal Reserve with respect to the Corporation and the Office of the Comptroller of the Currency (“OCC”) with respect to the Bank).

•

Total non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $23.2 million, or 7.6% to $283.1 million at September 30, 2011 from $306.3 million at March 31, 2011;

•

Total non-performing assets (total non-performing loans and foreclosed properties and repossessed assets) decreased $21.0 million, or 5.3%, to $376.0 million at September 30, 2011 from $397.0 million at March 31, 2011;

•	Provision for credit losses increased $6.4 million, or 60.3%, to $17.1 million for the three months ended September 30, 2011 from $10.7 million for the three months ended September 30, 2010; and

•	Delinquencies (loans past due 30 days or more) decreased $45.3 million or 14.4%, to $269.7 million at September 30, 2011 from $315.0 million at March 31, 2011.

Selected quarterly data are set forth in the following tables.

(Dollars in thousands - except per share amounts)	Three Months Ended
	9/30/2011	6/30/2011	3/31/2011	12/31/2010
Operations Data:
Net interest income	$18,500	$21,520	$21,460	$22,314
Provision for credit losses	17,115	3,482	10,178	21,412
Net gain on sale of loans	3,994	1,173	1,600	5,601
Net gain on sale of investment securities	5,206	1,136	709	1,187
Net gain on sale of branches	—	—	2	100
Other non-interest income	5,579	5,618	4,479	4,798
Non-interest expense	32,325	30,710	36,305	24,647
Loss before income tax expense	(16,161)	(4,745)	(18,233)	(12,059)
Income tax expense	—	10	150	—
Net loss	(16,161)	(4,755)	(18,383)	(12,059)
Preferred stock dividends in arrears, including interest	(1,579)	(1,536)	(1,503)	(1,494)
Preferred stock discount accretion	(1,853)	(1,863)	(1,843)	(1,853)
Net loss available to common equity	(19,593)	(8,154)	(21,729)	(15,406)

Selected Financial Ratios (1):
Yield on interest-earning assets	4.42%	4.66%	4.57%	4.66%
Cost of funds	1.84	1.77	1.84	2.07
Interest rate spread	2.58	2.89	2.73	2.59
Net interest margin	2.48	2.77	2.63	2.51
Return on average assets	(2.02)	(0.39)	(2.12)	(1.31)
Return on average equity	N/M	N/M	N/M	N/M
Average equity to average assets	(0.20)	(0.32)	(0.15)	0.41
Non-interest expense to average assets	4.04	3.69	4.18	2.64

Per Share:
Basic loss per common share	$(0.92)	$(0.38)	$(1.02)	$(0.72)
Diluted loss per common share	(0.92)	(0.38)	(1.02)	(0.72)
Dividends per common share	—	—	—	—
Book value per common share	(5.69)	(5.30)	(5.68)	(4.85)

Financial Condition:
Total assets	$3,197,441	$3,240,867	$3,394,825	$3,580,752
Loans receivable, net
Held for sale	45,199	16,333	7,538	37,196
Held for investment	2,257,905	2,390,987	2,520,367	2,661,991
Deposits and accrued interest	2,599,793	2,649,475	2,707,160	2,844,325
Other borrowed funds	533,800	543,679	654,779	677,129
Stockholders’ (deficit) equity	(13,391)	(4,990)	(13,171)	4,939
Allowance for loan losses	138,347	138,740	150,122	157,438
Non-performing assets(2)	376,043	375,201	396,981	403,364

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due more than ninety days and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

N/M - Not meaningful

(Dollars in thousands - except per share amounts)	Three Months Ended
	9/30/2010	6/30/2010	3/31/2010	12/31/2009
Operations Data:
Net interest income	$22,418	$18,888	$18,692	$22,377
Provision for credit losses	10,674	8,934	20,170	10,456
Net gain on sale of loans	9,216	1,347	3,314	2,805
Net gain on sale of investment securities	6,653	112	1,699	5,783
Net gain on sale of branches	2,318	4,930	—	—
Other non-interest income	5,533	7,278	5,493	7,108
Other non-interest expense	34,112	35,695	37,093	37,770
Income (loss) before income tax expense (benefit)	1,352	(12,074)	(28,065)	(10,153)
Income tax expense (benefit)	14	—	(1,503)	3
Net income (loss)	1,338	(12,074)	(26,562)	(10,156)
Preferred stock dividends in arrears, including interest	(1,352)	(1,585)	(1,436)	(1,419)
Preferred stock discount accretion	(1,853)	(1,863)	(1,843)	(1,853)
Net loss available to common equity	(1,867)	(15,522)	(29,841)	(13,428)

Selected Financial Ratios (1):
Yield on interest-earning assets	4.80%	4.37%	4.56%	4.92%
Cost of funds	2.23	2.41	2.69	2.79
Interest rate spread	2.57	1.96	1.87	2.13
Net interest margin	2.46	1.86	1.77	2.05
Return on average assets	0.14	(1.13)	(2.40)	(0.89)
Return on average equity	21.94	(184.75)	(232.27)	(64.05)
Average equity to average assets	0.63	0.61	1.03	1.39
Non-interest expense to average assets	3.51	3.33	3.34	3.30

Per Share:

Basic loss per common share	$(0.09)	$(0.73)	$(1.40)	$(0.63)
Diluted loss per common share	(0.09)	(0.73)	(1.40)	(0.63)
Dividends per common share	—	—	—	—
Book value per common share	(3.25)	(3.32)	(3.13)	(2.17)

Financial Condition:
Total assets	$3,803,853	$3,998,929	$4,416,265	$4,453,975
Loans receivable, net
Held for sale	28,744	24,362	19,484	35,640
Held for investment	2,839,217	3,040,398	3,229,580	3,383,246
Deposits and accrued interest	3,027,735	3,225,382	3,552,762	3,598,185
Other borrowed funds	696,429	701,429	789,729	754,422
Stockholders’ equity	39,611	38,040	42,214	62,905
Allowance for loan losses	156,186	166,649	179,644	164,494
Non-performing assets(2)	410,347	450,010	455,372	379,526

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due more than ninety days and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview

Net income for the three and six months ended September 30, 2011 decreased $17.5 million to a net loss of $16.2 million from net income of $1.2 million and decreased $10.2 million or 94.8% to a net loss of $20.9 million from a net loss of $10.7 million as compared to the respective periods in the prior year. The decrease in net income for the three-month period compared to the same period last year was largely due to an increase in provision for credit losses of $6.4 million (a 60.3% change), a decrease in non-interest income of $8.9 million and a decrease in net interest income of $3.9 million, which were partially offset by a decrease in non-interest expense of $1.8 million. The increase in net loss for the six-month period compared to the same period last year was largely due to an increase in provision for credit losses of $989,000, a decrease in non-interest income of $14.7 million and a decrease in net interest income of $1.3 million, which were partially offset by a decrease in non-interest expense of $6.8 million.

Net Interest Income

Net interest income decreased $3.9 million or 17.5% and decreased $1.3 million or 3.1% for the three and six months ended September 30, 2011, as compared to the respective periods in the prior year.

Interest income decreased $10.7 million or 24.5% for the three months ended September 30, 2011, as compared to the same period in the prior year due to a decline in average balances resulting from a reduction in loan balances due to branch sales, loan pay downs and transfers to OREO. Interest expense decreased $6.8 million or 31.9% for the three months ended September 30, 2011, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved pricing disciplines.

Interest income decreased $19.0 million or 21.5% for the six months ended September 30, 2011, as compared to the same period in the prior year due to a decline in average balances resulting from a reduction in loan balances due to branch sales, loan pay downs and transfers to OREO. Interest expense decreased $17.7 million or 37.8% for the six months ended September 30, 2011, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved pricing disciplines.

The net interest margin increased to 2.48% for the three-month period ended September 30, 2011 from 2.46% for the three-month period in the prior year and increased to 2.63% for the six-month period ended September 30, 2011 from 2.15% for the same period in the prior year. The change in the net interest margin reflects the decrease in cost of interest-bearing liabilities from 2.23% to 1.84% and from 2.33% to 1.81% during the three and six months ended September 30, 2010 and 2011, respectively. The interest rate spread increased to 2.58% from 2.57% for the three-month period and increased to 2.73% from 2.25% for the six-month period, as compared to the respective periods in the prior year.

Interest income on loans decreased $10.2 million or 25.4% and $18.8 million or 23.2% for the three and six months ended September 30, 2011, as compared to the respective periods in the prior year. These decreases were primarily attributable to a decrease in the average balances of loans of $608.8 million to $2.36 billion in the three months and a decrease in the average balances of loans of $662.3 million to $2.41 billion for the six months ended September 30, 2011, as compared to $2.97 billion and $3.07 billion for the respective periods in the prior year. In addition, there was a decrease of 33 basis points in the average yield on loans to 5.08% from 5.41% for the three-month period and a decrease of 12 basis points in the average yield on loans to 5.14% from 5.26% for the six-month period. The decreases in the yield on loans were primarily due to a higher percentage of non-performing loans to total loans.

Interest income on investment securities decreased $461,000 or 13.5% for the three-month period and increased $50,000 or 0.7% for the six-month period ended September 30, 2011, as compared to the respective periods in the prior year, largely due to sales of securities in 2011, partially offset in 2011 by the deployment of excess liquidity into the investment portfolio in 2010. This also resulted in a decrease of 78 basis points in the average yield on investment securities to 2.79% from 3.57% for the three-month period and a decrease of 50 basis points in the average yield on investment securities to 2.99% from 3.49% for the six-month period ended September 30, 2011. In addition, there was an increase of $38.5 million in the three-month average balances and an increase of $66.2 million in the six-month average balances. The increase in investment security average balances for the three- and six-month periods ending September 30, 2011 is a result of the Corporation’s balance sheet strategy of reducing loans and increasing lower risk-weighted investment securities. Interest income on interest-bearing deposits decreased $28,000 and $226,000, respectively, for the three and six months ended September 30, 2011, as compared to the respective periods in 2010, primarily due to a decrease in the average balances offset by a slight increase in the average yields for the three- and six-month periods.

Interest expense on deposits decreased $6.5 million or 49.1% and decreased $15.0 million or 51.6%, respectively, for the three and six months ended September 30, 2011, as compared to the respective periods in 2010. This decrease was primarily due to improved liquidity management and pricing disciplines which resulted in a decrease of 67 basis points in the weighted average cost of deposits to 1.03% from 1.70% for the three months and a decrease of 70 basis points in the weighted average cost of deposits to 1.06% from 1.76% for the six months ended September 30, 2011. In addition, there was a decrease in the average balance of deposits and accrued interest of $491.2 million and $646.0 million, as compared to the respective three- and six-month periods in the prior year. Interest expense on other borrowed funds decreased $277,000 or 3.4% and $2.7 million or 15.1%, respectively, during the three and six months ended September 30, 2011, as compared to the respective period in the prior year. The weighted average cost of other borrowed funds increased 126 basis points to 5.80% from 4.54% for the three-month period and increased 39 basis points to 5.30% from 4.91% for the six month period ended September 30, 2011, respectively, as compared to the respective period last year primarily due to a rate increase of 3% (from 12% to 15%) effective May 31, 2011 on the $116.3 million short-term line of credit. For the three- and six-month periods ended September 30, 2011, the average balance of other borrowed funds decreased $172.6 million and $154.2 million, respectively, as compared to the respective periods in 2010.

Provision for Credit Losses

Provision for credit losses increased $6.4 million or 60.3% and increased $989,000 or 5.0%, respectively, for the three- and six-month periods ended September 30, 2011, as compared to the respective periods last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread

The tables on the following page show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$1,780,131	$22,419	5.04%	$2,221,212	$30,211	5.44%
Consumer loans	530,671	6,768	5.10	638,247	8,110	5.08
Commercial business loans	46,984	750	6.39	107,125	1,828	6.83

Total loans receivable (2) (3)	2,357,786	29,937	5.08	2,966,584	40,149	5.41
Investment securities (4)	421,895	2,946	2.79	383,396	3,421	3.57
Interest-bearing deposits	153,970	98	0.25	235,067	126	0.21
Federal Home Loan Bank stock	54,829	14	0.10	54,829	—	0.00

Total interest-earning assets	2,988,480	32,995	4.42	3,639,876	43,696	4.80
Non-interest-earning assets	215,360			243,972

Total assets	$3,203,840			$3,883,848

Interest-Bearing Liabilities
Demand deposits	$939,270	556	0.24	$883,170	704	0.32
Regular passbook savings	257,630	103	0.16	237,126	132	0.22
Certificates of deposit	1,422,138	6,075	1.71	1,989,952	12,404	2.49

Total deposits	2,619,038	6,734	1.03	3,110,248	13,240	1.70
Other borrowed funds	534,944	7,761	5.80	707,539	8,038	4.54

Total interest-bearing liabilities	3,153,982	14,495	1.84	3,817,787	21,278	2.23

Non-interest-bearing liabilities	56,299			41,672

Total liabilities	3,210,281			3,859,459
Stockholders’ equity (deficit)	(6,442)			24,389

Total liabilities and stockholders’ equity (deficit)	$3,203,840			$3,883,848

Net interest income/interest rate spread (5)		$18,500	2.58%		$22,418	2.57%

Net interest-earning assets	$(165,502)			$(177,911)

Net interest margin (6)			2.48%			2.46%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.95

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding and are net of the allowance for loan losses.
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

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Six Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$1,814,495	$46,077	5.08%	$2,290,582	$59,998	5.24%
Consumer loans	539,595	13,724	5.09	666,625	16,912	5.07
Commercial business loans	57,980	2,245	7.74	117,119	3,920	6.69

Total loans receivable (2) (3)	2,412,070	62,046	5.14	3,074,326	80,830	5.26
Investment securities (4)	460,045	6,889	2.99	393,889	6,866	3.49
Interest-bearing deposits	118,323	150	0.25	326,709	376	0.23
Federal Home Loan Bank stock	54,829	27	0.10	54,829	—	0.00

Total interest-earning assets	3,045,267	69,112	4.54	3,849,753	88,072	4.58
Non-interest-earning assets	219,690			237,208

Total assets	$3,264,957			$4,086,961

Interest-Bearing Liabilities
Demand deposits	$926,751	1,169	0.25	$922,353	1,796	0.39
Regular passbook savings	254,777	215	0.17	247,698	291	0.23
Certificates of deposit	1,473,148	12,677	1.72	2,130,577	26,968	2.53

Total deposits and accrued interest	2,654,676	14,061	1.06	3,300,628	29,055	1.76
Other borrowed funds	567,078	15,031	5.30	721,302	17,711	4.91

Total interest-bearing liabilities	3,221,754	29,092	1.81	4,021,930	46,766	2.33

Non-interest-bearing liabilities	52,349			39,535

Total liabilities	3,274,103			4,061,465
Stockholders’ equity (deficit)	(9,146)			25,496

Total liabilities and stockholders’ equity (deficit)	$3,264,957			$4,086,961

Net interest income/interest rate spread (5)		$40,020	2.73%		$41,306	2.25%

Net interest-earning assets	$(176,487)			$(172,177)

Net interest margin (6)			2.63%			2.15%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.96

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding and are net of the allowance for loan losses.
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

Non-Interest Income

Non-interest income decreased $8.9 million or 37.7% to $14.8 million and decreased $14.7 million or 39.3% to $22.7 million for the three and six months ended September 30, 2011, respectively, as compared to $23.7 million and $37.4 million for the respective periods in 2010. The decrease for the three-month period ended September 30, 2011 was primarily due to a $5.2 million decline in the net gain on sale of loans as well as a $2.3 million gain on sale of branches in the prior year. In addition, net gain on sale of investment securities decreased $1.4 million, credit enhancement income decreased $220,000 and service charges on deposits decreased $218,000 due to less fee income being collected as the result of a decline in deposits for the three-month period ended September 30, 2011, as compared to the respective period in the prior year. These decreases were partially offset by an increase in other non-interest income of $195,000, an increase in investment and insurance commissions of $148,000 and an increase in loan servicing income of $139,000 for the three-month period ended September 30, 2011 as compared to the prior year.

The decrease for the six-month period ended September 30, 2011 was primarily due to a $7.2 million gain on sale of branches in the prior year. In addition, gain on sale of loans decreased $5.4 million, service charges on deposits decreased $1.2 million due to less fee income being collected as the result of a decline in deposits, credit enhancement income decreased $427,000, gain on sale of investment securities decreased $423,000, revenue from real estate operations decreased $336,000 and loan servicing income decreased $246,000 for the six-month period ended September 30, 2011, as compared to the respective period in the prior year. These decreases were partially offset by an increase in other non-interest income of $326,000 and an increase in investment and insurance commissions of $229,000 for the six-month period ended September 30, 2011, as compared to the prior year.

Non-Interest Expense

Non-interest expense decreased $1.8 million or 5.2% to $32.3 million and $6.8 million or 9.7% to $63.0 million for the three and six months ended September 30, 2011, respectively, as compared to $34.1 million and $69.8 million for the respective periods in 2010. The decrease for the three-month period was primarily due to a decrease of $2.6 million in OREO operations, net expense. In addition, federal deposit insurance premiums decreased $1.8 million primarily due to a more favorable FDIC risk rating and to a lesser extent as a result of a revision by the FDIC of the assessment base used to calculate deposit insurance effective July 1, 2011 as was mandated by the Dodd-Frank Act issued in 2010. Legal services decreased $1.4 million primarily due to less need for external counsel to address corporate (i.e., non-banking related) issues in the current year period, other non-interest expense decreased $460,000, data processing expense decreased $174,000 and furniture and equipment expense decreased $130,000 for the three months ended September 30, 2011, as compared to the same period in the prior year. These decreases were partially offset by an increase in of $3.8 million in mortgage servicing right impairment, an increase of $664,000 in expenses from real estate partnership operations, an increase in compensation expense of $285,000 and an increase of $186,000 in other professional fees for the three months ended September 30, 2011, as compared to the same period in the prior year.

The decrease for the six-month period was primarily due to a decrease of $4.0 million in federal deposit insurance premiums due to a more favorable FDIC risk rating. In addition, legal services decreased $2.6 million primarily due to less need for external counsel to address corporate (i.e., non-banking related) issues in the current year period, compensation expense decreased $1.3 million due to branch sales and down-sizing, other professional fees decreased $1.0 million, OREO operations, net expense decreased $651,000, occupancy expense decreased $479,000, data processing expense decreased $363,000 and furniture and equipment expense decreased $348,000 for the six months ended September 30, 2011, as compared to the same period in the prior year. These decreases were partially offset by an increase in mortgage servicing rights impairment of $3.8 million and an increase of $204,000 in expenses from real estate partnership operations for the six months ended September 30, 2011, as compared to the same period in the prior year.

Income Taxes

Income tax expense includes $10,000 of franchise taxes for the six-month period ended September 30, 2011. The effective tax rate was 0% and (0.05)% for the three- and six-month periods ended September 30, 2011 and 1.04% and (0.13)% for the three and six months ended September 30, 2010. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to fully utilize it.

FINANCIAL CONDITION

During the six months ended September 30, 2011, the Corporation’s assets decreased by $197.4 million from $3.39 billion at March 31, 2011 to $3.20 billion at September 30, 2011. The majority of this decrease was attributable to a decrease of $224.8 million in loans receivable as well as a decrease of $328.1 million in investment securities available for sale, which were partially offset by a $247.8 million increase in cash and cash equivalents.

Total loans (including loans held for sale) decreased $224.8 million during the six months ended September 30, 2011. Activity for the period consisted of (i) sales of one to four family loans to the Fannie Mae of $231.8 million, (ii) principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $272.5 million, (iii) transfer to foreclosed properties and repossessed assets of $49.8 million, partially offset by originations and refinances of $329.3 million.

Investment securities (both available for sale and held to maturity) decreased $328.1 million during the six months ended September 30, 2011 as a result of sales of $333.6 million, principal repayments of $20.4 million and fair value adjustments and net amortization of $26.0 million in this period. The sales of securities in the six months ended September 30, 2011 were executed to take advantage of an opportunity in the market to reduce risk-weighted assets and lower the market value of equity volatility at attractive price levels. Investment security sale transactions totaling $115.0 million were traded in September 2011 that settled in the following month resulting in a non-cash transfer from investment securities balance to a non-interest earning receivable on the consolidated balance sheets of that amount.

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

Federal Home Loan Bank (“FHLB”) stock remained constant during the six months ended September 30, 2011. The investment in the stock of the FHLB Chicago is considered a long term investment. Accordingly, when evaluating for impairment, the value of the FHLB stock is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that reflects factors such as its operating performance, the severity and duration of the declines in the market value of its net assets relative to its capital levels, its commitment to make payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position. Although the FHLB Chicago was placed under a Cease and Desist Order and suspended dividends in 2007, the FHLB Chicago continues to issue new capital stock at par value, reported earnings in 2010, and reported that it is in compliance with regulatory capital requirements. FHLB restored paying a dividend in February 2011. The Bank has concluded that its investment in the stock of FHLB Chicago was not impaired at September 30, 2011.

Foreclosed properties and repossessed assets increased $2.3 million to $93.0 million at September 30, 2011 from $90.7 million at March 31, 2011 due to transfers in from the loan portfolio of $49.8 million. This increase was partially offset by (i) sales of $40.2 million and (ii) additional write downs of various properties of $7.4 million.

Net deferred tax assets were zero at September 30, 2011 and March 31, 2011 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not. It is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $197.2 million during the six months ended September 30, 2011. This decrease was largely due to a $121.0 million decrease in other borrowed funds due to the maturity of FHLB advances and a $107.4 million decrease in deposits and accrued interest, including advance payments by borrowers for taxes and insurance, due to deposit runoff offset by a $31.2 million increase in other liabilities primarily due to an increase in short-term payables associated with the recent spike in volume of mortgage loan origination and refinance activity. Brokered deposits totaled $40.2 million or approximately 1.5% of total deposits at September 30, 2011 and $48.1 million or approximately 1.6% of total deposits at March 31, 2011, and primarily mature within one to five years.

Stockholders’ equity decreased $220,000 during the six months ended September 30, 2011 as a net result of comprehensive loss of $238,000, partially offset by the issuance of treasury stock of $18,000.

REGULATORY DEVELOPMENTS

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury (“Treasury”) invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88.0 million as of September 30, 2011. As of September 30, 2011, the Bank had $60.0 million of bonds issued.

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

The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of September 30, 2011.

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

The Orders also required that the Bank meet and maintain both a core capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent. The Bank submitted to the OTS, a written capital contingency plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also required the Bank to review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

At March 31, 2011 and September 30, 2011 the Bank had a core capital ratio of 4.26% and 4.16%, respectively, and a total risk-based capital ratio of 8.04% and 8.15%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Restoration Plan

In August, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a Total Risk Based Capital level of 8.05% was achieved as of July 31, 2010. As of September 30, 2011, Total Risk-Based capital was 8.15%.

In addition to requiring compliance with the Plan, the Directive imposes certain other operating requirements and restrictions, most of which were also part of the voluntary Orders entered into with the OTS in June 2009. The Plan will now be administered by OCC.

RISK MANAGEMENT

The Bank encounters risk as part of the normal course of our business and designs risk management processes to help manage these risks. This Risk Management section describes the Bank’s risk management philosophy, principles, governance and various aspects of its risk management program.

Risk Management Philosophy

The Bank’s risk management philosophy is to manage to an overall level of risk while still allowing it to capture opportunities and optimize shareholder value. However, due to the general state of the economy and the elevated risk in the loan portfolio, its risk profile does not currently meet our desired risk level. The Bank is working toward reducing the overall risk level to a more desired risk profile.

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

Although the Board as a whole is responsible primarily for oversight of risk management, committees of the Board may provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Bank uses management level risk committees to help ensure that business decisions are executed within our desired risk profile. Management provides oversight for the establishment and implementation of new risk management initiatives, review of risk profiles and discussion of key risk issues. In 2009, the Bank hired a new Chief Risk Officer in charge of overseeing credit risk management. Our internal audit department performs an independent assessment of the internal control environment and plays a critical role in risk management, testing the operation of the internal control system and reporting findings to management and to the Audit Committee of the Board.

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

In addition to credit policies and procedures and setting portfolio objectives for the level of credit risk, the Bank has established guidelines for problem loans, acceptable levels of total borrower exposure and other credit measures. In 2011 and fiscal year-to-date 2012, management has continued to focus on loss mitigation and maximization of recoveries in the Bank’s non-performing assets portfolios. Over time, the Bank will return to management of portfolio returns through discrete investments within approved risk tolerances.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows for the dates indicated:

	September 30, 2011			March 31, 2011
	Non- Performing	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)	Non- Performing	Percent of Non- Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in Thousands)
Residential	$48,389	17.1%	2.00%	$63,746	20.8%	2.38%
Commercial and industrial	13,254	4.7%	0.55%	18,241	6.0%	0.68%
Land and construction	78,680	27.8%	3.25%	67,472	22.0%	2.51%
Multi-family	39,466	13.9%	1.63%	39,412	12.9%	1.47%
Retail/office	39,934	14.1%	1.65%	54,256	17.7%	2.02%
Other commercial real estate	28,975	10.2%	1.19%	31,488	10.3%	1.17%
Education	27,393	9.7%	1.13%	24,360	8.0%	0.91%
Other consumer	6,982	2.5%	0.29%	7,299	2.4%	0.27%

	$283,073	100.0%	11.68%	$306,274	100.0%	11.42%

(1)	Total gross loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

The following is a summary of non-performing loan activity for the six months ended September 30, 2011 (in thousands):

Loan Class	Non- Performing Loan Balance April 1, 2011	Additions	Transferred to Accrual Status	Transferred to OREO	Paid Down	Charged Off	Non-Performing Loan Balance September 30, 2011	Remaining Balance of Loans	ALLL Allocated
Residential	$63,746	$8,096	$(4,314)	$(12,501)	$(4,032)	$(2,606)	$48,389	$573,003	$18,031
Commercial and industrial	18,241	3,319	(680)	(2,879)	(2,126)	(2,621)	13,254	49,378	19,810
Land and construction	67,472	34,239	(4,324)	(6,789)	(2,366)	(9,552)	78,680	142,007	27,197
Multi-family	39,412	12,494	(523)	(6,766)	(3,684)	(1,467)	39,466	336,108	18,440
Retail/office	54,256	16,467	(223)	(11,520)	(7,528)	(11,518)	39,934	319,679	30,822
Other commercial real estate	31,488	11,890	(463)	(8,234)	(2,715)	(2,991)	28,975	225,772	21,324
Education	24,360	3,175	—	—	(142)	—	27,393	232,709	319
Other consumer	7,299	2,625	(1,350)	(182)	(531)	(879)	6,982	260,404	2,404

Total	$306,274	$92,305	$(11,877)	$(48,871)	$(23,124)	$(31,634)	$283,073	$2,139,060	$138,347

Non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $23.2 million during the six months ended September 30, 2011. Non-performing assets decreased $21.0 million to $376.0 million at September 30, 2011 from $397.0 million at March 31, 2011 and increased as a percentage of total assets to 11.76% from 11.69% at such dates, respectively.

The interest income that would have been recorded during the six months ended September 30, 2011 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $1.6 million.

Non-Performing Assets

The composition of non-performing assets is summarized as follows for the dates indicated:

	At September 30, 2011	At March 31, 2011
	(Dollars in thousands)
Non-accrual loans - excluding troubled debt restructurings	$226,377	$289,012
Troubled debt restructurings - non-accrual (1)	56,696	17,262
Other real estate owned (OREO)	92,970	90,707

Total non-performing assets	$376,043	$396,981

Total non-performing loans to total gross loans (2)	11.69%	11.42%
Total non-performing assets to total assets	11.76	11.69
Allowance for loan losses to total gross loans (2)	5.71	5.60
Allowance for loan losses to total non-performing loans	48.87	49.02
Allowance for loan losses plus foreclosed properties and repossessed asset valuation allowance to total non-performing assets	42.31	42.85

(1)

Troubled debt restructurings – non-accrual represent non-accrual loans that were modified in a troubled debt restructuring less than six months prior to the period end date or have not performed in accordance with the modified terms for at least six months.

(2)	Total gross loans are the unpaid principal balance before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.

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

The increase in loans considered troubled debt restructurings – non-accrual of $39.4 million to $56.7 million at September 30, 2011, from $17.3 million at March 31, 2011 is primarily the result of one significant loan relationship whose payment history required a move into non-accrual status. As time passes and borrowers continue to perform in accordance with the restructured loan terms, management expects a portion of the troubled debt restructurings – non-accrual balance to be returned to accrual status.

The following is a summary of non-performing asset activity for the six months ended September 30, 2011 (in thousands):

	Non-accrual	Past due 90 days and Still Accruing Interest	Total Non- performing Loans	Other Real Estate Owned (OREO)	Total Non- performing Assets
Balance at April 1, 2011	$306,274	$—	$306,274	$90,707	$396,981
Additions	92,305	—	92,305	971	93,276
Transfers:
Nonaccrual to OREO	(48,871)	—	(48,871)	48,871	—
Returned to accrual status	(11,877)	—	(11,877)	—	(11,877)
Sales	—	—	—	(40,190)	(40,190)
Loan charge-offs/OREO losses on sale or net additional write-down	(31,634)	—	(31,634)	(7,389)	(39,023)
Payments	(23,124)	—	(23,124)	—	(23,124)

Balance at September 30, 2011	$283,073	$—	$283,073	$92,970	$376,043

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were 30 days and over delinquent at the dates indicated (dollars in thousands).

	September 30,		March 31,
	2011		2011
Days Past Due	Balance	% of Total Gross Loans	Balance	% of Total Gross Loans
30 to 59 days	$23,159	0.96%	$46,244	1.72%
60 to 89 days	47,768	1.97	30,479	1.14
90 days and over	198,799	8.21	238,256	8.88

Total	$269,726	10.60%	$314,979	11.74%

Loans delinquent 30 to 89 days decreased $5.8 million to $70.9 million at September 30, 2011 from $76.7 million at March 31, 2011 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At September 30, 2011, the Corporation has identified $363.4 million of loans as impaired which includes performing troubled debt restructurings. At March 31, 2011, impaired loans were $395.7 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

During the quarter ended September 30, 2011, the Corporation adopted Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU clarifies the guidance on how creditors evaluate whether a restructuring of debt qualifies as a Troubled Debt Restructuring. The adoption of ASU 2011-02 increased the Corporation’s impaired loans by approximately $258,000.

Allowances for Loan and Lease Losses

Like all financial institutions, we must maintain an adequate allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance for loan losses when we believe that repayment of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectability of loans and prior credit loss experience, together with the other factors discussed in the critical accounting policies.

Our allowance for loan loss methodology incorporates several quantitative and qualitative risk factors used to establish the appropriate allowance for loan loss at each reporting date. Quantitative factors include our historical loss experience, peer group experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, other factors, and information about individual loans including the borrower’s sensitivity to interest rate movements. Qualitative factors include the economic condition of our operating markets and the state of certain industries. Specific changes in the risk factors are based on perceived risk of similar groups of loans classified by collateral type, purpose and terms. Statistics on local trends, peers, and an internal six quarter loss history are also incorporated into the allowance determination methodology. Due to the credit concentration of our loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in Wisconsin and surrounding states. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic or other conditions. In addition, the bank regulatory agencies, as an integral part of their examination processes, periodically review the Banks’ allowance for loan losses, and may recommend adjustments to the allowance. Management periodically reviews the assumptions and formula used in determining the allowance and makes adjustments if required to reflect the current risk profile of the portfolio.

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

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Dollars In Thousands)
Allowance at beginning of year	$138,740	$166,649	$150,122	$179,644
Charge-offs:
Single-family residential	(1,667)	(3,308)	(3,423)	(7,273)
Multi-family residential	(1,674)	(3,793)	(2,222)	(4,695)
Commercial real estate	(10,289)	(9,133)	(16,436)	(21,817)
Land and Construction	(4,191)	(3,349)	(10,070)	(5,299)
Consumer	(886)	(977)	(1,744)	(1,715)
Commercial and Industrial	(1,528)	(2,037)	(4,050)	(3,991)

Total charge-offs	(20,235)	(22,597)	(37,945)	(44,790)

Recoveries:
Single-family residential	350	161	856	217
Multi-family residential	433	43	645	43
Commercial real estate	564	1,304	1,479	1,342
Land and Construction	368	328	657	328
Consumer	260	126	404	142
Commercial and Industrial	652	584	1,294	738

Total recoveries	2,627	2,546	5,335	2,810

Net charge-offs	(17,608)	(20,051)	(32,610)	(41,980)

Provision for loan losses	17,215	9,588	20,835	18,522

Allowance at end of year	$138,347	$156,186	$138,347	$156,186

Net charge-offs to average loans held for sale and for investment	(2.99)%	(2.70)%	(2.70)%	(2.73)%

Total loan charge-offs were $20.2 million and $22.6 million for the three months ending September 30, 2011 and 2010, respectively. Total loan charge-offs for the three months ended September 30, 2011 decreased $2.4 million from the same period in the prior fiscal year. Recoveries increased $81,000 during the three months ended September 30, 2011 from the same period in the prior fiscal year.

The provision for loan losses increased $7.6 million to $17.2 million for the three months ending September 30, 2011 compared to $9.6 million for the three months ended September 30, 2010. The increase in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the change in non-performing loans to total gross loans to 11.69% at September 30, 2011 from 11.42% at March 31, 2011 as well as the change in total non-performing assets to total assets to 11.76% at September 30, 2011 from 11.69% at March 31, 2011 in determining the provision for loan losses.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the September 30, 2011 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

Foreclosed Properties and Repossessed Assets

Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) increased $2.3 million during the six months ended September 30, 2011. Individual properties included in OREO at September 30, 2011 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value (in thousands)
Condo units with additional land	Central Wisconsin	$6,126
Retail/office building	Central Wisconsin	2,992
Community based residential facility	Northeast Wisconsin	1,743
Condo units	Northwest Wisconsin	1,596
Multi-family and vacant land	Northwest Wisconsin	1,578
Retail/office building	South Central Wisconsin	2,762
Commercial warehouse	South Central Wisconsin	2,730
Single family and vacant land	South Central Wisconsin	1,950
Retail/office building	South Central Wisconsin	1,076
Commercial building	South Central Wisconsin	1,005
Vacant land	Southeast Wisconsin	5,612
Condominium and retail complex	Southeast Wisconsin	1,999
Commercial building and vacant land	Southeast Wisconsin	1,821
Vacant land	Southeast Wisconsin	1,403
Vacant land	Southeast Wisconsin	1,243
Other properties individually less than $1 million		57,334

		$92,970

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

Foreclosed properties are recorded at fair value with charge-offs, if any, charged to the allowance for loan losses upon transfer to OREO. Subsequent decreases in the valuation of OREO are recorded as a write-down of the foreclosed property with a corresponding charge to OREO operations expense. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers. On a quarterly basis, the Corporation reviews the carrying values of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis including recent sales or broker opinion. For appraisals received over one year ago, management relies on broker and market analysis.

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

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order and the receipt of funding from Treasury through the CPP, the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity, the Corporation was unable to meet its obligations under the credit agreement during the six months ended September 30, 2011.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of September 30, 2011, the Corporation had outstanding borrowings from the FHLB of $357.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of September 30, 2011 was $1,096.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $616.5 million.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during each of the ten quarters ended September 30, 2011 due to a lack of liquidity. Because the Corporation deferred the quarterly dividend payments at least six times, Treasury had the right to appoint two members to the Corporation’s Board of Directors to serve until all accrued but unpaid dividends have been paid. On September 30, 2011, Treasury exercised its right and appointed two new directors. Though the Securities Purchase Agreement provides that the Corporation may not redeem the Preferred Stock prior to January 30, 2012 except with the proceeds from one or more qualified equity offerings, Treasury has recently permitted redemptions without completion of equity offerings. In any event, after three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.

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

Loan Commitments

At September 30, 2011, the Bank had outstanding commitments to originate loans of $11.1 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $179.0 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following September 30, 2011 amounted to $1.08 billion. Scheduled maturities of borrowings during the same period totaled $70.0 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $21.6million at September 30, 2011 related to approximately $512.0 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At September 30, 2011, the Bank had $40.2 million of brokered deposits. At September 30, 2011, the Bank was under a Cease and Desist Order with the bank regulatory agencies which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the bank regulatory agencies.

Under federal law and regulation, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital primarily consists of stockholders’ equity minus certain intangible assets. Core capital primarily consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations. The Bank regulatory requirement for banks with the highest supervisory rating is currently 3.00%. The requirement for all other financial institutions is 4.00%.

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

At March 31, 2011 and September 30, 2011, the Bank had a core capital ratio of 4.26% and 4.16%, respectively, and a total risk-based capital ratio of 8.04% and 8.15%, respectively, each below the required capital ratios set forth above. As a result, the bank regulatory agencies may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. All customer deposits remain fully insured to the highest limits set by the FDIC. The bank regulatory agencies may honor extensions to the timelines established by the Orders.

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

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of positive liquidity at the Bank. At September 30, 2011, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $3.1 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short—term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of Amendment No. 7 to the Amended and Restated Credit Agreement on November 30, 2011, and $110 million of Series B Preferred Stock and dividends and interest.

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

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Loans are paid in full or (ii) November 30, 2011. At September 30, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $27.1 million and an accrued amendment fee of $4.7 million.

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

The total outstanding principal balance under the Credit Agreement as of September 30, 2011 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million or November 30, 2011.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At September 30, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on May 31, 2011, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

For additional information about the Credit Agreement, see Part II, Item 1A – Risk Factors – Risks Related to Our Credit Agreement in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011.

MARKET RISK MANAGEMENT

Market risk is the risk of a loss in earnings or economic value due to adverse movements in market factors such as interest rates, credit spreads, foreign exchange rates, and equity prices. We are exposed to market risk primarily by our involvement in, among others, traditional banking activities of taking deposits and extending loans.

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of September 30, 2011 were held for other-than-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

The Corporation performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 and 200 basis point increases in market interest rates. As a result of current market conditions, 100, 200 and 300 basis point decreases in market interest rates are not currently applicable as those decreases would result in many interest rate assumptions falling below zero. Nonetheless, the Corporation’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

As of September 30, 2011, the Corporation remains asset sensitive. Overall net interest income sensitivity remains within the Corporation’s recommended regulatory guidelines.

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The Corporation had a positive net Gap position at September 30, 2011 for Year 1, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of the Corporation’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing off of different indices.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off rates. These computations should not be relied upon as indicative of actual results. Actual values may differ from those projections, should market conditions vary from assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. The “Gap” analysis is based upon assumptions as to when assets and liabilities will reprice in a changing interest rate environment. Because such assumptions can be no more than estimates, certain assets and liabilities modeled as maturing or otherwise repricing within a stated period may, in fact, mature or reprice at different times and at different volumes than those estimated. Also, the renewal or repricing of certain assets and liabilities can be discretionary and subject to competitive and other pressures. Therefore, the gap position does not and cannot necessarily indicate the actual future impact of general interest rate movements on the Company’s net interest income.

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

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the original rate and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is included in accumulated other comprehensive income (loss).

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

In determining the general allowance management has segregated the loan portfolio by purpose and collateral type. By doing so we are better able to identify trends in borrower behavior and loss severity. For each class of loan, we compute a historical loss factor. In determining the appropriate period of activity to use in computing the historical loss factor we look at trends in quarterly net charge-off ratios. It is management’s intention to utilize a period of activity that is most reflective of current experience. Changes in the historical period are made when there is a distinct change in the trend of net charge-off experience. Given the changes in the credit market that have occurred since 2008, management reviewed each class’ historical losses by quarter for any trends that would indicate a different look back period would be more representative of current experience.

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

Specific allowances are determined as a result of our impairment review process. When a loan is identified as impaired it is evaluated for loss using either the fair value of collateral method or the present value of cash flows method. If the present value of expected cash flows or the fair value of collateral exceeds the Bank’s carrying value of the loan no loss is anticipated and no specific reserve is established. However, if the Bank’s carrying value of the loan is greater than the present value of expected cash flows or fair value of collateral a specific reserve is established. In either situation, loans identified as impaired are excluded from the calculation of the general reserve.

The Corporation regularly obtains updated appraisals for real estate collateral dependent loans for which it calculates impairment based on the fair value of collateral. Loans having an unpaid principal balance of $250,000 or less in a homogenous pool of assets do not require an impairment analysis and, therefore, updated appraisals may not be obtained until the foreclosure or sheriff sale occurs. Due to certain limitations, including, but not limited to, the availability of qualified appraisers, the time necessary to complete acceptable appraisals, the availability of comparable market data and information, and other considerations, in certain instances current appraisals are not readily available. The Corporation discounts these appraisals an additional 10% and 20% for all non-land loans and unimproved land loans, respectively.

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

Management considers the allowance for loan losses at September 30, 2011 to be at an acceptable level. Although they believe that they have established and maintained the allowance for loan losses at an adequate level, changes may be necessary if future economic and other conditions differ substantially from the current environment. Although they use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

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

Mortgage Servicing Rights

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. Mortgage servicing rights are initially recorded at fair value. They are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a strata exceeds its fair value, a mortgage servicing right impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. Mortgage servicing rights are carried at the lower of amortized cost or fair value.

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

The Corporation’s market risk has not materially changed from March 31, 2011. See Item 7A in the Corporation’s Annual Report on Form 10-K for the year ended March 31, 2011. See also “Asset/Liability Management” in Part I, Item 2 of this report.

Item 4	Controls and Procedures.

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and, based on this valuation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are operating in an effective manner.

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

There were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three months ended September 30, 2011.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Removed and Reserved.

Item 5	Other Information.

None.

Item 6	Exhibits.

The following exhibits are filed with this report:

Exhibit 10.30	Severance Agreement between the Bank and Donald Bertucci effective January 1, 2011 (filed herewith)

Exhibit 10.31	Employment Agreement between the Bank and Martha Hayes effective August 1, 2011 (filed herewith)

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included herein as an exhibit to this Report.

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002 is included as an exhibit to this Report.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) is included herein as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHOR BANCORP WISCONSIN INC.

Date: November 7, 2011	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: November 7, 2011	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer