Form 10-Q
period 2011-12-31
ANCHOR BANCORP WISCONSIN INC
filed 2012-02-09
CIK 885322

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Class: Common stock — $.10 Par Value

Number of shares outstanding as of January 31, 2012: 21,677,594

ANCHOR BANCORP WISCONSIN INC.

INDEX—FORM 10-Q

Page #
Part I — Financial Information

Item 1 Financial Statements

Unaudited Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011	3

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2011 and 2010	4

Unaudited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended December 31, 2011 and Year Ended March 31, 2011	6

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010	7

Notes to Unaudited Consolidated Financial Statements	9

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Executive Overview	45

Results of Operations	51

Financial Condition	58

Regulatory Developments	59

Risk Management	63

Credit Risk Management	63

Liquidity Risk Management	70

Market Risk Management	74

Critical Accounting Estimates and Judgments	76

Forward Looking Statements	79

Item 3 Quantitative and Qualitative Disclosures About Market Risk	81

Item 4 Controls and Procedures	81

Part II — Other Information

Item 1 Legal Proceedings	82
Item 1A Risk Factors	82
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3 Defaults Upon Senior Securities	82
Item 4 Removed and Reserved	82
Item 5 Other Information	82
Item 6 Exhibits	82

Signatures	83

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	December 31	March 31,
	2011	2011
	(In Thousands, Except Share Data)
Assets
Cash and due from banks	$61,634	$34,596
Interest-bearing deposits	389,713	72,419

Cash and cash equivalents	451,347	107,015
Investment securities available for sale	184,651	523,289
Investment securities held to maturity (fair value of $21 and $28, respectively)	21	27
Loans:
Held for sale	36,962	7,538
Held for investment, less allowance for loan losses of $130,926 at December 31, 2011 and $150,122 at March 31, 2011	2,166,351	2,520,367
Foreclosed properties and repossessed assets, net	86,925	90,707
Real estate held for development and sale	544	717
Premises and equipment, net	26,647	29,127
Federal Home Loan Bank stock—at cost	54,829	54,829
Mortgage servicing rights, net	20,234	24,961
Accrued interest receivable	13,187	16,353
Other assets	19,875	19,895

Total assets	$3,061,573	$3,394,825

Liabilities and Stockholders’ Deficit
Deposits
Non-interest bearing	$261,333	$240,671
Interest bearing deposits and accrued interest payable	2,218,033	2,466,489

Total deposits and accrued interest payable	2,479,366	2,707,160
Other borrowed funds	533,800	654,779
Accrued interest and fees payable on borrowings	37,816	24,818
Accrued taxes, insurance and employee related expenses	8,440	6,609
Other liabilities	27,478	14,630

Total liabilities	3,086,900	3,407,996

Commitments and contingent liabilities (Note 10)
Preferred stock, $0.10 par value, 5,000,000 shares authorized, 110,000 shares issued and outstanding; dividends in arrears of $17,194 at December 31, 2011 and $12,507 at March 31, 2011	94,577	89,008
Common stock, $0.10 par value, 100,000,000 shares authorized, 25,363,339 shares issued, 21,677,594 shares outstanding	2,536	2,536
Additional paid-in capital	110,826	111,513
Retained deficit	(141,716)	(103,362)
Accumulated other comprehensive income (loss) related to AFS securities	4,069	(16,397)
Accumulated other comprehensive loss related to OTTI securities—non credit factors	(3,667)	(3,555)

Total accumulated other comprehensive income (loss)	402	(19,952)
Treasury stock (3,685,745 shares at December 31, 2011 and March 31, 2011 ), at cost	(90,259)	(90,534)
Deferred compensation obligation	(1,693)	(2,380)

Total stockholders’ deficit	(25,327)	(13,171)

Total liabilities and stockholders’ deficit	$3,061,573	$3,394,825

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Interest income:
Loans	$28,324	$36,631	$90,370	$117,461
Investment securities and Federal Home Loan Bank stock	1,395	4,442	8,311	11,308
Interest bearing deposits	257	78	407	454

Total interest income	29,976	41,151	99,088	129,223
Interest expense:
Deposits	6,051	10,993	20,112	40,048
Other borrowed funds	7,911	7,844	22,942	25,555

Total interest expense	13,962	18,837	43,054	65,603

Net interest income	16,014	22,314	56,034	63,620
Provision for credit losses	8,380	21,412	28,977	41,020

Net interest income after provision for credit losses	7,634	902	27,057	22,600
Non-interest income:
Impairment on new OTTI securities	—	—	—	—
Non-credit related impairment on new OTTI securities recognized in other comprehensive income	—	—	—	—
Reclassification of credit related other-than-temporary impairment from other comprehensive income	(155)	(163)	(337)	(362)

Net impairment losses recognized in earnings	(155)	(163)	(337)	(362)
Loan servicing income, net of amortization	(1,571)	(416)	(325)	1,076
Credit enhancement income on mortgage loans sold	5	116	67	605
Service charges on deposits	2,926	2,855	8,667	9,773
Investment and insurance commissions	910	971	2,864	2,696
Net gain on sale of loans	6,018	5,601	11,185	16,164
Net gain on sale of investment securities	20	1,187	6,362	7,952
Net gain on sale of branches	—	100	—	7,348
Revenue from real estate partnership operations	107	—	158	387
Other	1,234	1,435	3,559	3,434

Total non-interest income	9,494	11,686	32,200	49,073

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Con’t.)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Non-interest expense:
Compensation	$10,806	$10,396	$30,863	$31,799
Occupancy	2,070	1,921	5,975	6,305
Federal deposit insurance premiums	1,828	1,423	5,535	9,119
Furniture and equipment	1,476	1,520	4,631	5,023
Data processing	1,665	1,627	4,656	4,981
Marketing	147	248	879	965
Expenses from real estate partnership operations	41	32	760	547
OREO operations—net expense	6,179	3,307	17,968	15,747
Mortgage servicing rights impairment (recovery)	(985)	(1,611)	4,305	(149)
Legal services	1,376	1,866	3,577	6,645
Other professional fees	437	767	1,513	2,877
Other	3,957	3,151	11,370	10,595

Total non-interest expense	28,997	24,647	92,032	94,454

Loss before income taxes	(11,869)	(12,059)	(32,775)	(22,781)
Income tax expense	—	—	10	14

Net loss	(11,869)	(12,059)	(32,785)	(22,795)
Preferred stock dividends in arrears	(1,572)	(1,494)	(4,687)	(4,431)
Preferred stock discount accretion	(1,853)	(1,853)	(5,569)	(5,569)

Net loss available to common equity	$(15,294)	$(15,406)	$(43,041)	$(32,795)

Net loss	$(11,869)	$(12,059)	$(32,785)	$(22,795)
Reclassification adjustment for net gains recognized in income	(20)	(1,187)	(6,362)	(7,952)
Reclassification adjustment for credit related other-than-temporary impairment recognized in income	155	163	337	362
Change in net unrealized gains (losses) on available-for-sale securities	(459)	(21,897)	26,379	(7,245)

Comprehensive loss	$(12,193)	$(34,980)	$(12,431)	$(37,630)

Loss per common share:
Basic	$(0.72)	$(0.72)	$(2.03)	$(1.54)
Diluted	(0.72)	(0.72)	(2.03)	$(1.54)
Dividends declared per common share	—	—	—	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

							Accu-
							mulated
							Other
							Compre-
			Additional			Deferred	hensive
	Preferred	Common	Paid-in	Retained	Treasury	Compensation	Income
	Stock	Stock	Capital	(Deficit)	Stock	Obligation	(Loss)	Total
	(In Thousands)
Balance at April 1, 2010	$81,596	$2,536	$114,662	$(54,677)	$(90,975)	$(5,529)	$(5,399)	$42,214
Comprehensive income (loss):
Net loss	—	—	—	(41,178)	—	—	—	(41,178)
Non-credit related other-than- temporary impairments:
Available-for-sale securities, net of tax of $0	—	—	—	—	—	—	8	8
Reclassification adjustment for realized net gains recognized in income, net of tax of $0	—	—	—	—	—	—	(8,661)	(8,661)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income, net of tax of $0	—	—	—	—	—	—	432	432
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	(6,332)	(6,332)

Comprehensive loss								$(55,731)

Issuance of treasury stock	—	—	—	(95)	441	—	—	346
Change in stock-based deferred compensation obligation	—	—	(3,149)	—	—	3,149	—	—
Accretion of preferred stock discount	7,412	—	—	(7,412)	—	—	—	—

Balance at March 31, 2011	89,008	2,536	111,513	(103,362)	(90,534)	(2,380)	(19,952)	(13,171)

Comprehensive income (loss):
Net loss	—	—	—	(32,785)	—	—	—	(32,785)
Reclassification adjustment for realized net gains recognized in income, net of tax of $0	—	—	—	—	—	—	(6,362)	(6,362)
Reclassification adjustment for unrealized credit related other-than-temporary impairment losses recognized in income, net of tax of $0	—	—	—	—	—	—	337	337
Change in net unrealized gains (losses) on available-for-sale securities net of tax of $0	—	—	—	—	—	—	26,379	26,379

Comprehensive loss								$(12,431)

Issuance of treasury stock	—	—	—	—	275	—	—	275
Change in stock-based deferred compensation obligation	—	—	(687)	—	—	687	—	—
Accretion of preferred stock discount	5,569	—	—	(5,569)	—	—	—	—

Balance at December 31, 2011	$94,577	$2,536	$110,826	$(141,716)	$(90,259)	$(1,693)	$402	$(25,327)

See accompanying Notes to Consolidated Financial Statements

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
	(In Thousands)
Operating Activities
Net loss	$(32,785)	$(22,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	28,977	41,020
Provision for OREO losses	11,168	7,229
Depreciation and amortization	2,614	3,955
Amortization and accretion of investment securities premium/discount, net	932	2,192
Mortgage servicing rights impairment (recovery)	4,305	(149)
Cash paid to originate loans held for sale	(669,264)	(699,518)
Cash received on sale of loans held for sale	651,025	697,970
Net gain on sales of loans	(11,185)	(16,164)
Net gain on sale of investment securities	(6,362)	(7,952)
Net gain on sale of foreclosed properties	(4,177)	(3,325)
Net gain on sale of branches	—	(7,348)
Net unrealized impairment losses recognized in earnings	337	362
Stock-based compensation expense	275	348
Decrease in accrued interest receivable	3,166	3,029
Increase (decrease) in prepaid expense and other assets	442	26,457
Increase in accrued interest and fees payable on borrowings	11,136	5,826
Increase in other liabilities	15,418	12,134

Net cash provided by operating activities	6,022	43,271

Investing Activities
Proceeds from sale of investment securities	333,791	385,209
Proceeds from maturity of investment securities	—	62,825
Purchase of investment securities	—	(615,458)
Principal collected on investment securities	30,300	44,399
Net decrease in loans held for investment	263,763	388,280
Purchases of premises and equipment	(1,123)	(1,232)
Sales of premises and equipment	989	496
Capitalized improvments of OREO	—	(522)
Proceeds from sale of OREO	58,067	34,408
Proceeds from sale of real estate held for development and sale	173	91
Branch sale—Royal Credit Union net of cash and cash equivalents	—	(99,897)
Branch sale—Nicolet net of cash and cash equivalents	—	(80,256)

Net cash provided by investing activities	685,960	118,343

(Continued)

ANCHOR BANCORP WISCONSIN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Cont’d)

(Unaudited)

	Nine Months Ended December 31,
	2011	2010
	(In Thousands)
Financing Activities
Decrease in deposit accounts	$(221,196)	$(418,821)
Decrease in advance payments by borrowers for taxes and insurance	(5,475)	(7,837)
Proceeds from borrowed funds	1,550,000	15,500
Repayment of borrowed funds	(1,670,979)	(128,100)

Net cash used in financing activities	(347,650)	(539,258)

Net increase (decrease) in cash and cash equivalents	344,332	(377,644)
Cash and cash equivalents at beginning of period	107,015	512,162

Cash and cash equivalents at end of period	$451,347	$134,518

Supplementary cash flow information:
Cash paid or credited to accounts:
Interest on deposits and borrowings	$31,918	$71,728
Income taxes	—	(17,142)
Non-cash transactions:
Transfer of loans to foreclosed properties	61,276	51,595

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

In preparing the unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed properties and repossessed assets (also known as other real estate owned or OREO), mortgage servicing rights and deferred tax assets, and the fair value of investment securities and loans held for sale. The results of operations and other data for the three- and nine-month periods ended December 31, 2011 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2012. We have evaluated all subsequent events through the date of this filing. See Note 16 to the consolidated financial statements. The interim unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The Corporation’s investment in real estate held for investment and sale includes 50% owned real estate partnerships deemed to be variable interest entities which are consolidated by the entity that will absorb a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

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

The Corporation Order requires the Corporation to notify, and in certain cases to obtain the permission of, the Federal Reserve prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation developed and submitted to the OTS a three-year cash flow plan, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Within 45 days following the end of each quarter, the Corporation is required to provide the Federal Reserve its Variance Analysis Report for that quarter.

The Bank Order requires the Bank to notify, or in certain cases obtain the permission of, the OTS prior to (i) increasing its total assets in any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter; (ii) accepting, rolling over or renewing any brokered deposits; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; (v) making any golden parachute or prohibited indemnification payments; (vi) paying dividends or making other capital distributions on its capital stock; (vii) entering into certain transactions with affiliates; and (viii) entering into third-party contracts outside the normal course of business. The Bank also developed and submitted within the prescribed time periods, a written capital restoration plan, a problem asset plan, a revised business plan, and an implementation plan resulting from a review of commercial lending practices. The Orders also require the Bank to regularly review its current liquidity management policy and the adequacy of its allowance for loan and lease losses.

On August 31, 2010, the OTS approved the Capital Restoration Plan submitted by the Bank, although the approval included a Prompt Corrective Action Directive (“PCA”). The only new requirement of the PCA is that the Bank must obtain prior written approval from the Regional Director before entering into any contract or lease for the purchase or sale of real estate or of any interest therein, except for contracts entered into in the ordinary course of business for the purchase or sale of real estate owned due to foreclosure (“REO”) where the contract does not exceed $3.5 million and the sales price of the REO does not fall below 85% of the net carrying value of the REO.

At March 31, 2011 and December 31, 2011 the Bank had a core capital ratio of 4.26% and 4.11%, respectively, and a total risk-based capital ratio of 8.04% and 8.07%, respectively, each below the required capital ratios set forth above. Without a waiver, amendment or modification of the Orders by regulators, the Bank could be subject to further regulatory action. All customer deposits remain fully insured to the highest limits set by the FDIC.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

As referenced above, on July 21, 2011, the OTS, which was our primary regulator, ceased operations pursuant to the provisions of the Dodd-Frank Act. As of July 21, 2011, regulation of the Bank was assumed by the OCC, and the Federal Reserve became the primary regulator for the Corporation. The full impact of the change in regulators on our operations will not be known for some time. The Federal Reserve and the OCC are now responsible for the administration of the Cease and Desist Order.

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

As discussed in greater detail in the previous section, the Corporation and the Bank have submitted a capital restoration plan stating that the Corporation intends to restore the capital position of the Bank. On August 31, 2010, the OTS accepted this plan. The OCC and Federal Reserve now have oversight authority of this plan.

Further, the Corporation entered into an amendment dated November 29, 2011 (“Amendment No. 8”) to the Amended and Restated Credit Agreement (“Credit Agreement”) with U.S. Bank NA, as described in Note 13, in which existing interest rate remained the same and the financial covenants related to capital ratios and non-performing loans were moderately relaxed. Under the terms of the Credit Agreement, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. As of December 31, 2011, the Corporation was in compliance with the financial and non-financial covenants contained in the Credit Agreement, as amended, although there is no guarantee that the Corporation will remain in compliance with the covenants. As of the date of this filing, the Corporation does not have sufficient cash on hand to reduce the outstanding borrowings to zero. There can be no assurance that we will be able to raise sufficient capital or have sufficient cash on hand to reduce the outstanding borrowings to zero by November 30, 2012, which may, if we are unable to secure an extension at that time, limit our ability to fund ongoing operations.

Credit Risks

While the Corporation has devoted, and will continue to devote, substantial management resources toward the resolution of all delinquent, impaired and nonaccrual loans, no assurance can be made that management’s efforts will be successful. These conditions also raise substantial doubt as to the Corporation’s ability to continue as a going concern. The continued weakness in the economy and the decrease in valuations of real estate have had a significant adverse impact on the Corporation’s consolidated financial condition and results of operations. As reported in the accompanying unaudited interim consolidated financial statements, the Corporation has incurred a net loss of $32.8 million and $22.8 million for the nine months ended December 31, 2011 and 2010, respectively. Stockholders’ equity decreased from a deficit of $13.2 million or (0.39)% of total assets at March 31, 2011 to a deficit of $25.3 million or (0.83)% of total assets at December 31, 2011. At December 31, 2011, the Bank’s risk-based capital ratio of 8.07% is considered adequately capitalized for regulatory purposes. However, the Bank’s risk-based capital and Tier 1 capital ratios are below the target levels of the Bank Order dated June 26, 2009. The provision for credit losses was $8.4 million for the three months ended December 31, 2011. The Corporation’s net interest income will continue to be adversely impacted by the level of non-performing assets and the Corporation expects additional losses into the next fiscal year.

Note 4 — Recent Accounting Pronouncements

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is primarily a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 was effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period were originally required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. In January 2011, the FASB issued ASU No. 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which deferred the effective date of the loan modification disclosures pending further guidance.

ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 states that in evaluating whether a restructuring constitutes a troubled debt restructuring (TDR), a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendments to Topic 310 also required new disclosures regarding currently outstanding TDRs and TDR activity during the period. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011. The Corporation adopted ASU 2011-02 in its second fiscal quarter.

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

ASU No. 2011-05, “Presentation of Comprehensive Income.” In June 2011, the FASB issued ASU No. 2011-05. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity (deficit) but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Corporation’s interim reporting period beginning on or after December 15, 2011, with retrospective application required and early adoption permitted. The Corporation adopted ASU No. 2011-05 as of September 30, 2011. The adoption resulted in presentation changes to the Corporation’s statements of operations with the addition of a statement of comprehensive loss. The adoption of ASU No. 2011-05 had no material impact on the Corporation’s financial statements.

Note 5 — Investment Securities

The amortized cost and fair values of investment securities are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At December 31, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,030	$202	$—	$4,232
Corporate stock and bonds	651	57	(43)	665
Agency CMOs and REMICs	280	17	—	297
Non-agency CMOs	26,919	143	(3,782)	23,280
Residential agency mortgage-backed securities	4,649	276	—	4,925
GNMA securities	147,720	3,536	(4)	151,252

	$184,249	$4,231	$(3,829)	$184,651

Held-to-maturity:
Residential agency mortgage-backed securities	$21	$—	$—	$21

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
At March 31, 2011:
Available-for-sale:
U.S. government sponsored and federal agency obligations	$4,037	$89	$—	$4,126
Corporate stock and bonds	1,151	87	(19)	1,219
Agency CMOs and REMICs	342	16	—	358
Non-agency CMOs	49,921	371	(3,655)	46,637
Residential agency mortgage-backed securities	6,131	282	(24)	6,389
GNMA securities	481,659	1,158	(18,257)	464,560

	$543,241	$2,003	$(21,955)	$523,289

Held-to-maturity:
Residential agency mortgage-backed securities	$27	$1	$—	$28

The table below shows the Corporation’s gross unrealized losses and fair value of investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position at December 31, 2011 and March 31, 2011.

	At December 31, 2011
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
Corporate stock and bonds	$108	$(43)	$—	$—	$108	$(43)
Non-agency CMOs	—	—	19,040	(3,782)	19,040	(3,782)
Residential agency mortgage-backed securities	—	—	—	—	—	—
GNMA securities	2,066	(4)	—	—	2,066	(4)

	$2,174	$(47)	$19,040	$(3,782)	$21,214	$(3,829)

	At March 31, 2011
	Unrealized loss position		Unrealized loss position
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In Thousands)
Corporate stock and bonds	$—	$—	$68	$(19)	$68	$(19)
Non-agency CMOs	4,020	(22)	22,382	(3,633)	26,402	(3,655)
Residential agency mortgage-backed securities	948	(24)	—	—	948	(24)
GNMA securities	390,689	(18,257)	—	—	390,689	(18,257)

	$395,657	$(18,303)	$22,450	$(3,652)	$418,107	$(21,955)

The tables above include 16 investment securities at December 31, 2011 compared to 46 at March 31, 2011 that, due to the economic environment, credit spreads and other factors, have declined in value but do not presently represent other than temporary losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses on investment securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) no intent to sell and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions are met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the security’s fair value and its adjusted cost basis. If neither condition is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected, discounted at the purchase yield or current accounting yield of the security, and the amortized cost basis is the credit loss. The credit loss is the portion of the total impairment that is recognized in earnings and is a reduction in the cost basis of the security. The portion of total impairment related to all other factors is included in other comprehensive income (loss).

All of the Corporation’s other-than-temporarily impaired debt securities are non-agency CMOs. On a cumulative basis, for securities owned as of December 31, 2011, other-than-temporary impairments recognized in earnings by year of vintage of the underlying mortgage collateral were $1,556,000 for 2007, $319,000 for 2006, $393,000 for 2005 and $25,000 prior to 2005.

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

The significant inputs used for calculating other-than-temporary impairment (“OTTI”) attributable to credit losses for the non-agency CMOs include prepayment assumptions, loss severities, original FICO scores, historical rates of delinquency, percentage of loans with limited underwriting, historical rates of default, original loan-to-value ratio, aggregate property location by metropolitan statistical area, original credit support, current credit support, and weighted-average maturity. The discount rates used to establish the net present value of expected cash flows for purposes of determining OTTI ranged from 5.0% to 7.5%. The rates used equate to the effective yield implicit in the security at the date of acquisition for the bonds for which the Corporation has not in the past incurred OTTI. For the bonds for which the Corporation has previously recorded OTTI, the discount rate used equates to the accounting yield on the security as of the valuation date. Default rates were calculated separately for each category of underlying borrower based on delinquency status (i.e. current, 30 to 59 days delinquent, 60 to 89 days delinquent, 90+ days delinquent, and foreclosure balances) of the loans as of December 1, 2011. These balances were entered into a loss migration model to calculate projected default rates, which are benchmarked against results that have recently been experienced by other major servicers of non-agency CMOs with similar attributes. The month 1 to month 24 constant default rate in the model ranged from 2.67% to 10.59%.

At December 31, 2011, the Corporation had 14 non-agency CMOs with a fair value of $20.9 million and an adjusted cost basis of $24.6 million that were other-than-temporarily impaired. At March 31, 2011, the Corporation had 21 non-agency CMOs with a fair value of $28.2 million and an adjusted cost basis of $31.8 million that were other-than-temporarily impaired. An increase in other-than-temporary impairment due to credit losses of $155,000 was included in earnings for the three months ended December 31, 2011. For the quarter ended December 31, 2011, the Corporation realized actual losses of $106,000 related to credit issues (i.e. – principal reduced without a receipt of cash) that were previously recognized in earnings as unrealized other-than-temporary impairment.

The Corporation has $4,000 in gross unrealized losses on Ginnie Mae (“GNMA”) and corporate stock and bond securities as of December 31, 2011 due to increases in interest rates and other non-credit factors. The Corporation has reviewed this portfolio for other-than-temporary impairment. Management has concluded that no OTTI exists and that the unrealized losses are properly classified in accumulated other comprehensive income (loss).

The following table is a rollforward of the amount of other-than-temporary impairment related to unrealized credit losses that have been recognized in earnings for which a portion of impairment (non-credit related) was recognized in other comprehensive income (loss) for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
Beginning balance of unrealized OTTI related to credit losses	$2,244	$1,964	$2,197	$1,889
Additional unrealized OTTI related to credit losses for which OTTI was previously recognized	155	163	337	362
Credit related OTTI previously recognized for securities sold during the period	—	—	—	(124)
Decrease for realized amount of credit losses for which unrealized credit related OTTI was previously recognized	(106)	—	(241)	—

Ending balance of unrealized OTTI related to credit losses	$2,293	$2,127	$2,293	$2,127

The cost of investment securities sold is determined using the specific identification method. Sales of investment securities available for sale are summarized below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(In Thousands)
Proceeds from sales:	$115,162	$82,490	$333,791	$385,209
Gross gains on sales	20	1,187	6,401	7,952
Gross losses on sales	—	—	(39)	—

Net gain (loss) on sales	$20	$1,187	$6,362	$7,952

At December 31, 2011 and March 31, 2011, investment securities available-for-sale with a fair value of approximately $155.7 million and $420.8 million, respectively, were pledged to secure deposits, borrowings and for other purposes as permitted or required by law.

The fair value of investment securities by contractual maturity at December 31, 2011 are shown below. Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Within 1 Year	After 1 Year through 5 Years	After 5 Years through 10 Years	Over Ten Years	Total
	(In Thousands)
Available-for-sale, at fair value:
U.S. government sponsored and federal agency obligations	$—	$4,232	$—	$—	$4,232
Corporate stock and bonds	—	—	—	665	665
Agency CMOs and REMICs	—	—	—	297	297
Non-agency CMOs	19	—	947	22,314	23,280
Residential agency mortgage-backed securities	31	34	991	3,869	4,925
GNMA securities	—	—	493	150,759	151,252

Total	$50	$4,266	$2,431	$177,904	$184,651

Held-to-maturity, at fair value:
Residential agency mortgage-backed securities	$—	$21	$—	$—	$21

Total	$—	$21	$—	$—	$21

	$50	$4,287	$2,431	$177,904	$184,672

Held-to-maturity, at cost:
Residential agency mortgage-backed securities	$—	$21	$—	$—	$21

Note 6 — Loans Receivable

Loans receivable held for investment consist of the following (in thousands):

	December 31,	March 31,
	2011	2011
Residential	$591,333	$648,514
Commercial and industrial	50,763	99,689
Commercial real estate:
Land and construction	205,641	251,043
Multi-family	358,841	423,587
Retail/office	335,215	419,439
Other commercial real estate	248,971	276,688
Consumer:
Education	251,791	276,735
Other consumer	279,966	287,151

Total unpaid principal balance	2,322,521	2,682,846

Allowance for loan losses	(130,926)	(150,122)
Undisbursed loan proceeds(1)	(21,948)	(8,761)
Unearned loan fees, net	(3,152)	(3,476)
Unearned interest	(144)	(115)
Net discount on loans purchased	—	(5)

Total contras to loans	(156,170)	(162,479)

Loans held for investment	$2,166,351	$2,520,367

(1)	Undisbursed loan proceeds are funds to be disbursed upon a draw request approved by the Corporation.

Residential Loans

At December 31, 2011, $591.3 million, or 25.4%, of the Corporation’s total loans unpaid principal balance receivable consisted of residential loans, substantially all of which were 1 to 4 family dwellings. Residential loans consist of both adjustable and fixed-rate loans. The adjustable-rate loans currently in the Corporation’s portfolio have up to 30-year maturities and terms which permit the Corporation to annually increase or decrease the rate on the loans, based on a designated index. These rate changes are generally subject to a limit of 2% per adjustment and an aggregate 6% adjustment over the life of the loan. These loans are documented according to standard industry practices. The Corporation makes a limited number of interest-only loans which tend to have a shorter term to maturity and does not originate negative amortization and option payment ARMS.

Adjustable-rate loans decrease the Corporation’s risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Corporation believes that these risks, which have not had a material adverse effect on the Corporation to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. Also, as interest rates decline, borrowers may refinance their mortgages into fixed-rate loans thereby prepaying the balance of the loan prior to maturity. At December 31, 2011, approximately $404.3 million, or 68.4%, of the Corporation’s held for investment residential loans unpaid principal balance consisted of loans with adjustable interest rates.

The Corporation continues to originate long-term, fixed-rate conventional mortgage loans. The Corporation generally sells current production of these loans with terms of 15 years or more to Fannie Mae, Freddie Mac and other institutional investors, while keeping a small percentage of loan production in its portfolio. In order to provide a full range of products to its customers, the Corporation also participates in the loan origination programs of Wisconsin Housing and Economic Development Authority (“WHEDA”), Wisconsin Department of Veterans Affairs (“WDVA”), Federal Housing Administration (“FHA”) and the USDA Rural Guarantee Program. The Corporation retains the right to service substantially all loans that it sells.

At December 31, 2011, approximately $187.0 million, or 31.6%, of the Corporation’s held for investment residential loans unpaid principal balance consisted of loans with fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 10 to 30 years, it is the Corporation’s experience that, because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

Commercial and Industrial Loans

The Corporation originates loans for commercial, corporate and business purposes, including issuing letters of credit. At December 31, 2011, the unpaid principal balance receivable of commercial and industrial loans amounted to $50.8 million, or 2.2%, of the Corporation’s total loans unpaid principal balance receivable. The Corporation’s commercial and industrial loan portfolio is comprised of loans for a variety of business purposes and generally is secured by equipment, machinery and other corporate assets. These loans generally have terms of five years or less and interest rates that float in accordance with a designated published index. Substantially all of such loans are secured and backed by the personal guarantees of the owners of the business.

Commercial Real Estate Loans

The Corporation originates commercial real estate loans that it typically holds in its loan portfolio which includes land and construction, multi-family, retail/office and other commercial real estate. Such loans generally have adjustable rates and shorter terms than single-family residential loans, thus increasing the earnings sensitivity of the loan portfolio to changes in interest rates, as well as providing higher fees and rates than residential loans. At December 31, 2011, the Corporation had $1.15 billion of loans unpaid principal balance receivable secured by commercial real estate, which represented 49.5% of the total loans unpaid principal balance receivable. The Corporation generally limits the origination of such loans to its primary market area.

The Corporation’s commercial real estate loans are primarily secured by apartment buildings, office and industrial buildings, land, warehouses, small retail shopping centers and various special purpose properties, including hotels, and nursing homes.

Although terms vary, commercial real estate loans generally have amortization periods of 15 to 25 years, as well as balloon payments of two to five years, and terms which provide that the interest rates thereon may be adjusted annually at the Corporation’s discretion, based on a designated index.

Consumer Loans

The Corporation offers consumer loans in order to provide a wider range of financial services to its customers. At December 31, 2011, $531.8 million, or 22.9%, of the Corporation’s total loans unpaid principal balance receivable consisted of consumer loans. Consumer loans typically have higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

Approximately $251.8 million, or 10.8%, of the Corporation’s total loans unpaid principal balance receivable at December 31, 2011 consisted of education loans. These loans are generally made for a maximum of $3,500 per year for undergraduate studies and $8,500 per year for graduate studies and are placed in repayment status on an installment basis within six months of graduation. Education loans generally have interest rates that adjust annually in accordance with a designated index. Both the principal amount of an education loan and interest thereon are generally guaranteed by the Great Lakes Higher Education Corporation up to 97% of the balance of the loan, which typically obtains reinsurance of its obligations from the U.S. Department of Education. During the quarter ended September 30, 2010, the Corporation discontinued the origination of student loans. Education loans may be sold to the U.S. Department of Education or to other investors. The Corporation received no proceeds from sale of education loans during the first nine months of fiscal 2012.

The largest component of the Corporation’s other consumer loan portfolio is second mortgage and home equity loans. The primary home equity loan product has an adjustable interest rate that is linked to the prime interest rate and is secured by a mortgage, either a primary or a junior lien, on the borrower’s residence. New home equity lines do not exceed 85% of appraised value of the property at the loan origination date. A fixed-rate home equity second mortgage term product is also offered.

The remainder of the Corporation’s other consumer loan portfolio consists of vehicle loans and other secured and unsecured loans made for a variety of consumer purposes. These include credit extended through credit cards issued by a third party, ELAN Financial Services (ELAN), pursuant to an agency arrangement under which the Corporation participates in outstanding balances, currently at 25% to 28%, with ELAN. The Corporation also shares 33% to 37% of annual fees, and 30% of late payment, over limit and cash advance fees, as well as 25% to 30% of interchange income paid to ELAN.

Allowances for Loan Losses

The allowance for loan losses consists of specific and general components even though the entire allowance is available to cover losses on any loan. The specific allowance component relates to impaired and other substandard rated loans. For such loans, an allowance is established when the discounted cash flows (or collateral value if repayment relies solely on the operation or sale of the collateral) of the impaired loan are lower than the carrying value of that loan. The general allowance component covers pass and watch rated loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed below. Loans graded substandard and below are individually examined closely to determine the appropriate loan loss reserve. The Corporation also maintains a reserve for unfunded commitments and letters of credit which is classified in other liabilities.

The following table presents the allowance for loan losses by component, along with the unpaid principal balance of loans by risk category:

	At December 31,	At March 31,
	2011	2011
	(In Thousands)
Allowance for loan losses by component
General component	$36,375	$44,940
Substandard loan component	36,487	50,989
Specific component	58,064	54,193

Total allowance for loan losses	$130,926	$150,122

Loans by risk category
Pass	$1,689,670	$1,864,763
Watch	164,463	237,837

Total pass and watch rated loans	1,854,133	2,102,600

Total substandard, excluding TDR accrual	121,103	208,184

TDR accrual	86,133	89,417
Non-accrual	261,152	282,645

Total impaired loans	347,285	372,062

Total unpaid principal balance	$2,322,521	$2,682,846

A summary of the activity in the allowance for loan losses follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(In Thousands)
Allowance at beginning of period	$138,347	$156,186	$150,122	$179,644
Provision	8,427	21,691	29,262	40,213
Charge-offs	(18,242)	(23,467)	(56,187)	(68,257)
Recoveries	2,394	3,028	7,729	5,838

Allowance at end of period	$130,926	$157,438	$130,926	$157,438

The following table presents activity in the allowance for loan losses by portfolio segment (in thousands):

	Three months ended December 31, 2011
	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$18,031	$19,810	$97,783	$2,723	$138,347
Provisions	(2,244)	475	9,658	538	8,427
Charge-offs	(1,067)	(6,572)	(9,888)	(715)	(18,242)
Recoveries	545	230	1,442	177	2,394

Ending balance	$15,265	$13,943	$98,995	$2,723	$130,926

	Nine months ended December 31, 2011
	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance	$20,487	$19,541	$106,445	$3,649	$150,122
Provisions	(2,134)	3,500	26,943	953	29,262
Charge-offs	(4,489)	(10,624)	(38,613)	(2,461)	(56,187)
Recoveries	1,401	1,526	4,220	582	7,729

Ending balance	$15,265	$13,943	$98,995	$2,723	$130,926

The following table presents the balance in the allowance for loan losses and the unpaid principal balance of loans by portfolio segment and based on impairment evaluation method as of December 31, 2011 (in thousands):

	Residential	Commercial and Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$6,263	$6,251	$45,188	$362	$58,064
Collectively evaluated for impairment	9,002	7,692	53,807	2,361	72,862

Total	$15,265	$13,943	$98,995	$2,723	$130,926

Loans:
Loans individually evaluated	$52,674	$13,239	$272,450	$8,922	$347,285
Loans collectively evaluated	538,659	37,524	876,218	522,835	1,975,236

Total	$591,333	$50,763	$1,148,668	$531,757	$2,322,521

The provision for credit losses reflected on the consolidated statements of operations includes the provision for loan losses and the provision for unfunded commitment losses as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
	(In Thousands)
Provision for loan losses	$8,427	$21,691	$29,262	$40,213
Provision for unfunded commitment losses	(47)	(279)	(285)	807

Provision for credit losses	$8,380	$21,412	$28,977	$41,020

At December 31, 2011, the Corporation has identified $347.3 million unpaid principal balance of loans as impaired which includes performing troubled debt restructurings. At March 31, 2011, impaired loans were $372.1 million. A loan is identified as impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status. Interest income on certain impaired loans is recognized on a cash basis. The carrying amount of impaired loans represents the unpaid principal balance less the associated allowance.

A substantial portion of the Corporation’s loans are collateralized by real estate in Wisconsin and adjacent states. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in real estate market conditions in that area.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance, by class of loans, as of December 31, 2011 (in thousands):

	Carrying Amount	Unpaid Principal Balance	Associated Allowance		Average Carrying Amount	Fiscal Year to Date Interest Income Recognized
With no specific allowance recorded:
Residential	$19,375	$19,375	$	N/A	$22,518	$132
Commercial and industrial	4,713	4,713		N/A	9,999	(34)
Land and construction	31,335	31,335		N/A	36,587	78
Multi-family	23,714	23,714		N/A	25,781	220
Retail/office	27,115	27,115		N/A	30,965	757
Other commercial real estate	12,606	12,606		N/A	13,433	339
Education	—	—		N/A	—	—
Other consumer	477	477		N/A	557	51

Subtotal	119,335	119,335		—	139,840	1,543

With an allowance recorded(1):
Residential	27,036	33,299		6,263	31,529	456
Commercial and industrial	2,275	8,526		6,251	6,773	190
Land and construction	45,837	66,230		20,393	63,771	1,177
Multi-family	23,141	28,316		5,175	26,526	851
Retail/office	27,995	36,729		8,734	33,946	1,241
Other commercial real estate	35,519	46,405		10,886	41,530	920
Education (2)	828	865		37	781	—
Other consumer	7,255	7,580		325	7,458	377

Subtotal	169,886	227,950		58,064	212,314	5,212

Total
Residential	46,411	52,674		6,263	54,047	588
Commercial and industrial	6,988	13,239		6,251	16,772	156
Land and construction	77,172	97,565		20,393	100,358	1,255
Multi-family	46,855	52,030		5,175	52,307	1,071
Retail/office	55,110	63,844		8,734	64,911	1,998
Other commercial real estate	48,125	59,011		10,886	54,963	1,259
Education (2)	828	865		37	781	—
Other consumer	7,732	8,057		325	8,015	428

	$289,221	$347,285		$58,064	$352,154	$6,755

(1)

Includes ratio-based allowance for loan losses of $2.8 million associated with loans totaling $25.0 million for which individual reviews have not yet been completed (but reviews are ongoing) with an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

(2)	Excludes unpaid principal balance totaling $27,974 thousand of education loans 90+ days past due that are guaranteed against loss by government agencies.

The carrying amounts above and below represent the unpaid principal balance less the associated allowance. The average carrying amount is a trailing twelve month average calculated based on the ending quarterly balances. The interest income recognized is the fiscal year to date interest income recognized on a cash basis.

The following table presents impaired loans segregated by loans with no specific allowance and loans with an allowance by class of loans as of March 31, 2011 (in thousands):

	Carrying Amount	Unpaid Principal Balance	Associated Allowance		Average Carrying Amount	Fiscal Year Interest Income Recognized
With no specific allowance recorded:
Residential	$32,673	$32,673	$	N/A	$41,103	$543
Commercial and industrial	5,351	5,351		N/A	9,360	223
Land and construction	42,290	42,290		N/A	48,887	484
Multi-family	27,331	27,331		N/A	35,474	275
Retail/office	25,791	25,791		N/A	31,675	457
Other commercial real estate	29,940	29,940		N/A	34,223	879
Education	—	—		N/A	—	—
Other consumer	229	229		N/A	722	63

Subtotal	163,605	163,605		—	201,444	2,924

With an allowance recorded (1):
Residential	30,301	35,385		5,084	35,308	850
Commercial and industrial	6,315	15,838		9,523	17,056	601
Land and construction	24,195	34,155		9,960	35,102	737
Multi-family	19,230	23,895		4,665	25,092	938
Retail/office	38,643	55,333		16,690	56,450	2,249
Other commercial real estate	28,226	35,983		7,757	36,548	1,344
Education (2)	703	731		28	660	—
Other consumer	6,651	7,137		486	7,264	175

Subtotal	154,264	208,457		54,193	213,480	6,894

Total
Residential	62,974	68,058		5,084	76,411	1,393
Commercial and industrial	11,666	21,189		9,523	26,416	824
Land and construction	66,485	76,445		9,960	83,989	1,221
Multi-family	46,561	51,226		4,665	60,566	1,213
Retail/office	64,434	81,124		16,690	88,125	2,706
Other commercial real estate	58,166	65,923		7,757	70,771	2,223
Education (2)	703	731		28	660	—
Other consumer	6,880	7,366		486	7,986	238

	$317,869	$372,062		$54,193	$414,924	$9,818

(1)

Includes ratio-based allowance for loan losses of $3.9 million associated with loans totaling $59.8 million for which individual reviews have not been completed but an allowance established based on the ratio of allowance for loan losses to unpaid principal balance for the loans individually reviewed, by class of loan.

(2)	Excludes unpaid principal balance totaling $25,250 thousand of education loans 90+ days past due that are guaranteed against loss by government agencies.

The following is additional information regarding impaired loans.

	At December 31,	At March 31,
	2011	2011
	(In Thousands)
Unpaid principal balance of impaired loans:
With specific reserve required (1)	$227,950	$208,457
Without a specific reserve	119,335	163,605

Total impaired loans	347,285	372,062
Less:
Specific valuation allowance for impaired loans	(58,064)	(54,193)

Carrying amount of impaired loans	$289,221	$317,869

Average carrying amount of impaired loans (1)	$352,154	$414,924
Loans and troubled debt restructurings on non-accrual status	261,152	282,645
Troubled debt restructurings—accrual	86,133	89,417
Troubled debt restructurings—non-accrual (2)	77,810	17,262
Loans past due ninety days or more and still accruing (3)	27,974	23,629

(1)

Excludes the guaranteed portion of education loans 90+ days past due with unpaid principal balances and average carrying amounts totaling $27,974 and $25,250 at December 31, 2011 and $23,629 and $27,218 at March 31, 2011, respectively, that are not considered impaired based on a guarantee provided by government agencies.

(2)	Troubled debt restructurings—non-accrual are included in the loans and troubled debt restructurings on non-accrual status line item above.
(3)

Includes the guaranteed portion of education loans 90+ days past due which continue to accrue interest due to a guarantee provided by government agencies covering approximately 97% of the outstanding balance.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2011	2010	2011	2010
		(In Thousands)
Interest income recognized on impaired loans on a cash basis	$3,309	$3,152	$6,755	$6,605

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

The Corporation is currently committed to lend approximately $3.5 million in additional funds on impaired loans in accordance with the original terms of these loans; however, the Corporation is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status or if the borrower is in default.

The Corporation experienced declines in the current valuations for real estate collateral supporting portions of its loan portfolio throughout fiscal years 2010 and 2011, as reflected in recently received appraisals. Currently, $533.0 million or approximately 89.6% of the owned outstanding balance of classified loans (i.e. loans risk rated as substandard or loss) secured by real estate have recent appraisals (i.e. within one year) or have been determined to not need an appraisal. This includes $396.2 million of loans under $500,000 that do not require an appraisal under Corporation policy—instances of which include when the loan (i) is fully reserved; (ii) has a small balance (less than $250,000) and rather than being individually evaluated for impairment, is included in a homogenous pool of loans; (iii) uses a net present value of future cash flows to measure impairment; or (iv) is not secured by real estate. Appraised values greater than one year old are discounted by an additional 10 to 20% for improved land or commercial real estate and unimproved land, respectively, in determination of the allowance for loan losses.

While Corporation policy may not require updated appraisals for these loans, updated appraisals may still be obtained. For example, $238.4 million or 60.2% of the loans which do not require an updated appraisal do have either an updated appraisal within the last year or an appraisal on order. If real estate values continue to decline, the Corporation may have to increase its allowance for loan losses as updated appraisals or other indications of a decline in the value of collateral are received.

The following table presents the aging of unpaid principal balance of past due loans as of December 31, 2011 by class of loans (in thousands):

	Days Past Due			Total Past Due
	30-59	60-89	90 or More
Residential	$3,989	$3,520	$37,716	$45,225
Commercial and industrial	1,442	458	7,171	9,071
Land and construction	5,881	2,453	58,455	66,789
Multi-family	1,008	3,044	24,146	28,198
Retail/office	252	644	27,254	28,150
Other commercial real estate	1,305	767	19,775	21,847
Education	11,095	7,645	28,839	47,579
Other consumer	1,865	1,287	7,070	10,222

	$26,837	$19,818	$210,426	$257,081

The following table presents the aging of unpaid principal balance of past due loans as of March 31, 2011 by class of loans (in thousands):

	Days Past Due			Total Past Due
	30-59	60-89	90 or More
Residential	$6,289	$4,577	$52,640	$63,506
Commercial and industrial	8,156	142	9,646	17,944
Land and construction	5,139	7,572	49,027	61,738
Multi-family	62	4,291	33,500	37,853
Retail/office	10,285	4,484	40,468	55,237
Other commercial real estate	4,717	266	21,725	26,708
Education	9,703	8,414	24,360	42,477
Other consumer	1,893	733	6,890	9,516

	$46,244	$30,479	$238,256	$314,979

Total delinquencies (loans past due 30 days or more) at December 31, 2011 were $257.1 million. The Corporation has experienced a reduction in delinquencies since March 31, 2011 due to improving credit conditions and loans moving to OREO. The Corporation has $28.0 million of education loans past due 90 days or more that are still accruing interest due to the approximate 97% guarantee provided by governmental agencies. Loans less than 90 days delinquent may be placed on non-accrual status when the probability of collection of principal and interest is deemed to be insufficient to warrant further accrual.

Credit Quality Indicators

The Corporation groups certain loans (see description of population below) into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. For all loans other than consumer and residential, the Corporation analyzes loans individually by classifying the loans as to credit risk and assesses the probability of collection for each type of class. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is updated on a monthly basis. The Corporation uses the following definitions for risk ratings:

Pass. Loans classified as pass represent assets that are evaluated and are performing under the stated terms. Pass rated assets are analyzed by the pay capacity of the obligator, current net worth of the obligator and/or by the value of the loan collateral.

Watch. Loans classified as watch possess potential weaknesses that require management attention, but do not yet warrant adverse classification. While the status of an asset put on this list may not technically trigger their classification as substandard or non-accrual, it is considered a proactive way to identify potential issues and address them before the situation deteriorates further and does result in a loss for the Corporation.

Substandard. Loans classified as substandard are inadequately protected by the current net worth, paying capacity of the obligor, or by the collateral pledged. Substandard assets must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Corporation will sustain a loss if the deficiencies are not corrected.

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

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total Unpaid Principal Balance
Commercial and industrial	$20,017	$8,163	$11,889	$10,694	$50,763
Commercial real estate:
Land and construction	64,793	6,501	54,909	79,438	205,641
Multi-family	243,876	44,624	23,948	46,393	358,841
Retail/office	164,355	69,657	60,050	41,153	335,215
Other	129,495	35,518	56,440	27,518	248,971

	$622,536	$164,463	$207,236	$205,196	$1,199,431

Percent of total unpaid principal balance	51.9%	13.7%	17.3%	17.1%	100.0%

As of March 31, 2011, and based on the then most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Non-Accrual	Total Unpaid Principal Balance
Commercial and industrial	$39,361	$21,256	$20,831	$18,241	$99,689
Commercial real estate:
Land and construction	72,988	37,793	72,790	67,472	251,043
Multi-family	285,874	49,572	48,729	39,412	423,587
Retail/office	211,321	61,089	92,773	54,256	419,439
Other	114,595	68,127	62,478	31,488	276,688

	$724,139	$237,837	$297,601	$210,869	$1,470,446

Percent of total unpaid principal balance	49.2%	16.2%	20.2%	14.3%	100.0%

Residential and consumer loans are managed on a pool basis due to their homogeneous nature. Loans that are delinquent 90 days or more are classified as non-accrual except for the guaranteed portion of education loans. The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of December 31, 2011 (in thousands):

	Accrual	Non-Accrual	Total Unpaid Principal Balance
Residential:	$543,956	$47,377	$591,333
Consumer
Education (1)	250,926	865	251,791
Other consumer	272,252	7,714	279,966

	$1,067,134	$55,956	$1,123,090

(1)

Non –accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

The following table presents the unpaid principal balance of residential and consumer loans based on accrual status as of March 31, 2011 (in thousands):

	Accrual	Non-Accrual	Total Unpaid Principal Balance
Residential:	$584,768	$63,746	$648,514
Consumer
Education (1)	276,004	731	276,735
Other consumer	279,852	7,299	287,151

	$1,140,624	$71,776	$1,212,400

(1)

Non –accrual education loans represent the portion of these loans 90+ days past due that are not covered by a guarantee provided by government agencies that is limited to approximately 97% of the outstanding balance.

Troubled Debt Restructurings

Modification of loan terms in a troubled debt restructuring are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Corporation has reduced the outstanding principal balance.

Loans modified in a troubled debt restructuring that are currently on non-accrual status will remain on non-accrual status for a period of at least six months. If after six months, or a longer period sufficient enough to demonstrate the willingness and ability of the borrower to perform under the modified terms, the borrower has made payments in accordance with the modified terms, the loan is returned to accrual status but retains its designation as a troubled debt restructuring. The designation as a troubled debt restructuring is removed in years after the restructuring if both of the following conditions exist: (a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and (b) the loan is not impaired based on the terms specified by the restructuring agreement.

During the quarter ended September 30, 2011, the Corporation adopted ASU 2011-02, as more fully described in Note 4 of the consolidated financial statements. As a result of adopting the amendments in ASU 2011-02, the Corporation reassessed all restructurings that occurred on or after April 1, 2011, for identification as TDRs. The Corporation identified as troubled debt restructurings (TDRs) certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, the Corporation identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of impairment measured in accordance with the guidance of ASC 310-10-35 for the receivables that are newly identified as impaired. The adoption of the ASU resulted in an increase in the number of loans within its commercial real estate portfolios that are considered TDRs for the periods ended September 30, 2011. See table that follows for new TDRs by class and type of modification during the quarter ending December 31, 2011.

The following table presents information related to loans modified in a troubled debt restructuring, by class, during the three and nine months ended December 31, 2011:

	Three Months Ended December 31, 2011				Nine Months Ended December 31, 2011 (3)
		Unpaid Principal Balance (2) (at period end)	Balance in the ALLL (3)		Number of Modifications	Unpaid Principal Balance (2) (at period end)	Balance in the ALLL
Troubled Debt Restructurings (1)	Number of Modifications		Prior to Modification	At Period End			Prior to Modification	At Period End
	(Dollars In Thousands)				(Dollars In Thousands)
Residential	28	$4,273	$318	$344	37	$5,875	$318	$523
Commercial and industrial	8	4,521	1,055	1,044	12	5,632	1,976	1,876
Land and construction	9	16,055	—	7,898	18	54,881	5,987	17,974
Multi-family	2	2,063	506	506	7	6,145	622	654
Retail/office	7	6,227	732	732	13	9,369	1,006	1,508
Other commercial real estate	4	1,582	625	767	10	7,162	900	2,987
Education	0	—	—	—	0	—	—	—
Other consumer	4	235	—	—	5	289	—	—

	62	$34,956	$3,236	$11,291	102	$89,353	$10,809	$25,522

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	The balance in the ALLL represents any specific valuation allowance associated with these loans.

The following table presents loans modified in a troubled debt restructuring from January 1, 2011 to December 31, 2011, by class, that subsequently defaulted (i.e., 90 days or more past due following a modification) during the three and nine months ended December 31, 2011:

	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2011
Troubled Debt Restructurings (1)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)	Number of Modified Loans	Unpaid Principal Balance (2) (at period end)
	(Dollars In Thousands)
Residential	7	$1,326	7	$1,326
Commercial and industrial	2	169	3	239
Land and construction	3	2,210	3	2,210
Multi-family	4	2,501	4	2,501
Retail/office	3	1,735	4	3,453
Other commercial real estate	1	273	2	320
Education	0	—	0	—
Other consumer	1	54	1	54

	21	$8,268	24	$10,103

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.

The following table presents the unpaid principal balance of loans modified in a TDR during the three months ended December 31, 2011, by class and by type of modification:

	Principal and Interest	Interest Only and	Interest Rate Reduction
Troubled Debt Restructurings (1)(2)	to Interest Only	Interest Rate Reduction	At or Above Market	Below Market	Other (3)	Total
	(In Thousands)
Residential	$268	$933	$1,498	$614	$960	$4,273
Commercial and industrial	—	—	846	62	3,613	4,521
Land and construction	—	—	—	15,997	58	16,055
Multi-family	—	—	—	2,063	—	2,063
Retail/office	—	1,189	1,880	1,225	1,933	6,227
Other commercial real estate	—	—	1,068	112	402	1,582
Education	—	—	—	—	—	—
Other consumer	—	—	232	—	3	235

	$268	$2,122	$5,524	$20,073	$6,969	$34,956

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The following table presents the unpaid principal balance of loans modified in a TDR during the nine months ended December 31, 2011, by class and by type of modification:

	Principal and Interest	Interest Only and	Interest Rate Reduction
Troubled Debt Restructurings (1)(2)	to Interest Only	Interest Rate Reduction	At or Above Market	Below Market	Other (3)	Total
	(In Thousands)
Residential	$1,401	$933	$1,967	$614	$960	$5,875
Commercial and industrial	169	—	1,787	62	3,614	5,632
Land and construction	368	—	29,945	15,997	8,571	54,881
Multi-family	2,501	—	—	2,063	1,581	6,145
Retail/office	613	2,312	2,305	1,225	2,914	9,369
Other commercial real estate	1,328	—	5,320	112	402	7,162
Education	—	—	—	—	—	—
Other consumer	—	—	286	—	3	289

	$6,380	$3,245	$41,610	$20,073	$18,045	$89,353

(1)	Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported in this table.
(2)	The unpaid principal balance is inclusive of all partial paydowns and charge-offs since the modification date.
(3)	Other modifications primarily include providing for the deferral of interest currently due to the new maturity date of the loan.

The increase in loans considered troubled debt restructurings—non-accrual of $60.5 million at December 31, 2011 from $17.3 million at March 31, 2011 is largely the result of one significant loan relationship whose payment history required a move into non-accrual status. As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings – non-accrual balance may be returned to accrual status.

Pledged Loans

At December 31, 2011, residential and education loans receivable with unpaid principal of approximately $725.2 million and $111.3 million, respectively, were pledged to secure borrowings and for other purposes as permitted or required by law.

Note 7 — Foreclosed Properties and Repossessed Assets

Real estate acquired by foreclosure, real estate acquired by deed in lieu of foreclosure and other repossessed assets, also known as other real estate owned or OREO, are held for sale and initially recorded at fair value less estimated selling expenses at the date of foreclosure. At the date of foreclosure, any write down to fair value less estimated selling costs is charged to the allowance for loan losses. If the fair value exceeds the net carrying value of the loans, recoveries to the allowance for loan losses are recorded to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in non-interest income. Subsequent to foreclosure, valuations are periodically performed and a valuation allowance is established and charged to expense if fair value less estimated selling costs exceeds the carrying value. Costs relating to the development and improvement of the property may be capitalized; holding period costs and subsequent changes to the valuation allowance are charged to non-interest expense.

A summary of the activity in foreclosed properties and repossessed assets is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Balance at beginning of period	$92,970	$60,222	$90,707	$55,436
Additions	11,434	19,690	61,276	51,595
Capitalized improvements	—	—	—	522
Valuations/write-offs	(8,390)	1,492	(11,168)	(7,229)
Sales	(9,089)	(12,163)	(53,890)	(31,083)

Balance at end of period	$86,925	$69,241	$86,925	$69,241

The amounts above are net of a valuation allowance of $20.8 million, $20.0 million and $14.3 million at December 31, 2011,March 31, 2011 and December 31, 2010, respectively, recognized during the holding period for declines in fair value subsequent to the foreclosure or acceptance of deed in lieu of foreclosure.

During the nine months ended December 31, 2011, net expense from OREO operations was $18.0 million, consisting of $11.2 million of valuation adjustments and write offs, $4.2 million of net gain on sales, $3.2 million of foreclosure cost expense and $7.8 million of other net expenses from operations.

Note 8 — Regulatory Capital

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of core, tangible, and risk-based capital. Management believes, as of December 31, 2011, that the Bank was adequately capitalized under PCA guidelines. Under these regulatory requirements, a bank must have a total risk-based capital ratio of 8.0 percent or greater to be considered “adequately capitalized.” The Bank continues to work toward the requirements of the previously issued Cease and Desist Order which requires a total risk-based capital ratio of 12.0 percent, which exceeds traditional capital requirements for a bank. The Bank does not currently meet these elevated capital levels. See Note 3.

The following summarizes the Bank’s capital levels and ratios at December 31, 2011 and March 31, 2011 and those required by regulatory capital requirements:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required to be Well Capitalized		Minimum Required Under Order to Cease and Desist
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2011
Tier 1 (core) capital (to adjusted tangible assets)	$125,881	4.11%	$122,592	4.00%	$183,888	6.00%	$245,184	8.00%
Total risk-based capital (to risk-based assets)	150,518	8.07	149,171	8.00	186,464	10.00	223,757	12.00
Tangible capital (to tangible assets)	125,881	4.11	45,972	1.50	N/A	N/A	N/A	N/A

At March 31, 2011:
Tier 1 (core) capital (to adjusted tangible assets)	$145,807	4.26%	$136,892	4.00%	$205,338	6.00%	$273,784	8.00%
Total risk-based capital (to risk-based assets)	174,453	8.04	173,616	8.00	217,020	10.00	260,424	12.00
Tangible capital (to tangible assets)	145,807	4.26	51,335	1.50	N/A	N/A	N/A	N/A

In June 2009, the Bank consented to the issuance of a Cease and Desist Order with the OTS which requires, among other things, capital requirements in excess of the generally applicable minimum requirements. As of July 21, 2011, regulation of the Bank was assumed by the Office of the Comptroller of the Currency (“OCC”), and the Federal Reserve became the primary regulator for the Corporation. The Bank’s official regulatory capital levels as reported for the fiscal quarters ended December 31, 2011 and March 31, 2011 were 8.07% and 8.04%, respectively. Under applicable regulatory requirements, a bank is deemed adequately capitalized with a risk-based capital level of 8.0% or greater.

The following table reconciles the Bank’s stockholders’ equity to regulatory capital at December 31, 2011 and March 31, 2011:

	December 31, 2011	March 31, 2011
	(In Thousands)
Stockholders’ equity of the Bank	$128,485	$126,916
Less: Disallowed servicing assets	(2,202)	(1,061)
Accumulated other comprehensive (income) loss	(402)	19,952

Tier 1 and tangible capital	125,881	145,807
Plus: Allowable general valuation allowances	24,637	28,646

Risk-based capital	$150,518	$174,453

Note 9 — Earnings Per Share

Basic earnings per share for the three and nine months ended December 31, 2011 and 2010 has been determined by dividing net income available to common stockholders for the respective periods by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding plus the effect of dilutive securities. The effects of dilutive securities are computed using the treasury stock method.

	Three Months Ended December 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(15,294)	$(15,406)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,248	21,253
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,248	21,253

Basic earnings (loss) per common share	$(0.72)	$(0.72)

Diluted earnings (loss) per common share	$(0.72)	$(0.72)

	Nine Months Ended December 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Numerator:
Numerator for basic and diluted earnings per share—loss available to common stockholders	$(43,041)	$(32,795)

Denominator:
Denominator for basic earnings per share—weighted-average shares	21,248	21,252
Effect of dilutive securities:
Employee stock options	—	—
Management Recognition Plans	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	21,248	21,252

Basic earnings (loss) per common share	$(2.03)	$(1.54)

Diluted earnings (loss) per common share	$(2.03)	$(1.54)

At December 31, 2011, approximately 305,000 stock options were excluded from the calculation of diluted earnings per share because they were anti-dilutive, representing all stock options currently outstanding. Treasury’s warrants (see Note 15) to purchase approximately 7.4 million shares at an exercise price of $2.23 were also not included in the computation of diluted earnings per share because the warrants’ exercise price was greater than the average market price of common stock and was, therefore, anti-dilutive. Because of their anti-dilutive effect, the shares that would be issued if Treasury’s Senior Preferred Stock were converted into common stock are not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2011 and 2010.

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands):

	December 31, 2011	March 31, 2011
Commitments to extend credit:	$7,062	$6,259
Unused lines of credit:
Home equity	114,523	120,194
Credit cards	31,456	34,435
Commercial	10,515	17,413
Letters of credit	18,325	19,432
Credit enhancement under the Federal
Home Loan Bank of Chicago Mortgage
Partnership Finance Program	20,442	21,602
IDI borrowing guarantees-unfunded	—	458

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

Similar risks exist relative to loans classified as held for sale, which totaled $37.0 million at December 31, 2011. This exposure, however, is mitigated by the existence of firm commitments to sell the majority of the fixed-rate loans. Commitments to sell mortgage loans within 60 days at December 31, 2011 amounted to $175.0 million.

At December 31, 2011, the Corporation has $588,000 of reserves on unfunded commitments, unused lines of credit and letters of credit classified in other liabilities. The Corporation intends to fund commitments through current liquidity.

The IDI borrowing guarantees-unfunded represent the Corporation’s commitment through its IDI subsidiary to guarantee the borrowings of the related real estate investment partnerships, which are included in the consolidated financial statements. The IDI borrowing guarantees were terminated during the quarter ended September 30, 2011 and no further guarantees are expected to be issued.

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

Note 11 — Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow or other valuation methodologies. Those methodologies are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments for which it is not practicable to estimate fair value and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Corporation.

The Corporation, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

Cash and cash equivalents and accrued interest: The carrying amounts reported in the consolidated balance sheets approximate those assets’ and liabilities’ fair values.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. For securities in inactive markets, fair values are based on discounted cash flow or other valuation methodologies.

Loans receivable: The fair values for loans held for sale are based on outstanding sale commitments or quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of residential mortgage loans held for investment, commercial real estate loans, commercial and industrial loans, and consumer and other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Off-balance-sheet instruments: Fair values of the Corporation’s off-balance-sheet instruments (lending commitments and unused lines of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing and discounted cash flow analyses. The fair value of these off-balance-sheet items approximates the recorded amounts of the related fees and is not material at December 31, 2011 and March 31, 2011.

The carrying amounts and fair values of the Corporation’s financial instruments consist of the following (in thousands):

	December 31, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$451,347	$451,347	$107,015	$107,015
Investment securities available for sale	184,651	184,651	523,289	523,289
Investment securities held to maturity	21	21	27	28
Loans held for sale	36,962	37,851	7,538	7,633
Loans held for investment	2,166,351	2,098,978	2,520,367	2,430,117
Mortgage servicing rights	20,234	20,036	24,961	26,554
Federal Home Loan Bank stock	54,829	54,829	54,829	54,829
Accrued interest receivable	13,187	13,187	16,353	16,353

Financial liabilities:
Deposits	2,476,988	2,456,116	2,703,659	2,653,725
Other borrowed funds	533,800	560,904	654,779	676,914
Accrued interest payable—borrowings	33,007	33,007	20,166	20,166
Accrued interest payable—deposits	2,378	2,378	3,501	3,501

Accounting and disclosure guidance for fair value establishes a framework for measuring fair value and expands disclosures about fair value measurements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In determining the fair value, the Corporation uses various valuation methods including market, income and cost approaches. Based on these approaches, the Corporation utilizes assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Corporation uses valuation methodologies that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation methodologies, the Corporation is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities that are adjusted to fair value on a recurring and non-recurring basis are classified and disclosed in one of the following three categories:

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

Fair Value on a Recurring Basis

The following table presents the financial instruments carried at fair value as of December 31, 2011 and March 31, 2011, by the valuation hierarchy (as described above) (in thousands):

	December 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,232	$—	$4,232	$—
Agency CMOs and REMICs	297	—	297	—
Non-agency CMOs	23,280	—	—	23,280
Residential agency mortgage-backed securities	4,925	—	4,925	—
GNMA securities	151,252	—	151,252	—
Corporate bonds	557	557	—	—

Available for sale equity securities:
U.S. Government sponsored agency preferred stock	108	108	—	—

Total assets at fair value	$184,651	$665	$160,706	$23,280

	March 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale debt securities:
U.S. Government sponsored and federal agency obligations	$4,126	$—	$4,126	$—
Agency CMOs and REMICs	358	—	358	—
Non-agency CMOs	46,637	—	—	46,637
Residential agency mortgage-backed securities	6,389	—	6,389	—
GNMA securities	464,560	—	464,560	—
Corporate bonds	1,083	583	500	—

Available for sale equity securities:
U.S. Government sponsored agency preferred stock	136	136	—	—

Total assets at fair value	$523,289	$719	$475,933	$46,637

An independent pricing service is used to value available-for-sale U.S. Government sponsored and federal agency obligations, agency CMOs and Real Estate Mortgage Investments (“REMICs”), residential agency mortgage-backed securities, Ginnie Mae securities and corporate bonds using a market data model under Level 2. The significant inputs used at December 31, 2011 to price Ginnie Mae securities include coupon rates of 1.625% to 5.50%, durations of 0.06 to 6.20 years and PSA prepayment speeds of 283 to 568.

The Corporation had 99.7% of its non-agency CMOs valued by an independent pricing service that used a discounted cash flow model that incorporates inputs considered Level 3 by the accounting guidance. The significant inputs used by the model at December 31, 2011 include observable inputs of 30 to 59 day delinquency of 1.74% to 5.23%, 60 to 89 day delinquency of 0% to 2.18%, 90 plus day delinquency of 0.66% to 6.33%, loss severity of 37.68% to 73.76%, coupon rates of 5.00% to 7.50%, current credit support of 0% to 23%, the month one to month 24 constant default rate of 2.67% to 10.59% and discount rates of 4% to 12%.

The following is a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011	Year Ended March 31, 2011
	Non-agency CMOs	Non-agency CMOs	Agency CMOs and REMICs	Non-agency CMOs	Residential agency mortgage- backed securities	GNMA securities
Balance at beginning of period	$25,081	$46,637	$1,413	$85,367	$15,440	$261,754

Total gains (losses) (realized/unrealized)
Included in earnings	23	331	—	2,754	(5)	(1,327)
Included in other comprehensive income	(56)	(356)	6	1,447	491	6,232
Included in earnings as other than temporary impairment	(49)	(97)	—	(440)	—	—
Purchases	—	—	—	—	17,058	92,879
Principal repayments	(1,719)	(6,839)	(663)	(19,918)	(1,395)	(7,168)
Sales	—	(16,396)	—	(22,573)	—	—
Transfers out of level 3 to level 2	—	—	(756)	—	(31,589)	(352,370)

	$23,280	$23,280	$—	$46,637	$—	$—

There were no transfers in or out of Levels 1, 2 or 3 during the three or nine months ended December 31, 2011. All non-agency CMO’s remained in Level 3 as of December 31, 2011.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the consolidated balance sheet by caption and by level within the fair value hierarchy as of December 31, 2011 and March 31, 2011 (in thousands):

	December 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with an allowance recorded	$169,886	$—	$—	$169,886
Mortgage servicing rights	18,459	—	—	18,459
Foreclosed properties and repossessed assets	86,925	—	—	86,925

Total assets at fair value	$275,270	$—	$—	$275,270

	March 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with an allowance recorded	$154,264	$—	$—	$154,264
Loans held for sale	278	—	—	278
Mortgage servicing rights	6,251	—	—	6,251
Foreclosed properties and repossessed assets	90,707	—	—	90,707

Total assets at fair value	$251,500	$—	$—	$251,500

The Corporation does not adjust impaired loans to fair value on a recurring basis. However, some loans are considered impaired and an allowance for loan losses is established. The specific reserves for collateral dependent impaired loans are based on the fair value of the underlying collateral less estimated costs to sell. The fair value of collateral is usually determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

Loans held for sale primarily consist of the current origination of certain fixed- and adjustable-rate residential mortgage loans and are carried at lower of cost or fair value, determined on a loan level basis. These loans are valued individually based upon quoted market prices and the amount of any gross loss is recorded as a valuation allowance in loans held for sale. Fees received from the borrower and direct costs to originate the loan are deferred and recorded as an adjustment of the loan carrying value.

Mortgage servicing rights are recorded as an asset when loans are sold to third parties with servicing rights retained. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is reviewed for impairment on a monthly basis using a lower of carrying value or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed or adjustable) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a strata exceeds its fair value, a mortgage servicing right impairment is recognized in earnings for the difference.

The interest rate bands used to stratify the serviced loans were changed in the quarter ending December 31, 2011 in response to the significantly lower interest rate environment over the past several years and the resultant “bunching’ of a substantial portion of serviced loans into two of the nine historical strata. The restratification of serviced loans did not have a material impact on the impairment measurement of the mortgage servicing right asset during the quarter ending December 31, 2011 based on an analysis of proforma results using the historical strata compared to the actual restratified loan impairment during the quarter.

Foreclosed properties and repossessed assets, upon initial recognition, are measured and reported at fair value less estimated costs to sell through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The initial fair value of foreclosed properties and repossessed assets, is estimated using Level 3 inputs based on fair value less estimated costs to sell which creates a new cost basis. Foreclosed properties and repossessed assets are re-measured at the lower of cost or fair value after initial recognition and reported using a valuation allowance on foreclosed assets.

Note 12 — Income Taxes

The Corporation accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to our allowance for loan losses. For income tax return purposes, only net charge-offs on uncollectible loan balances are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate realizability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods while negative evidence includes significant losses in the current year or cumulative losses in the current and prior two years as well as general business and economic trends. At December 31, 2011 and March 31, 2011, we determined that a valuation allowance relating to our deferred tax asset was necessary. This determination was based largely on the negative evidence represented by the losses in the current and prior fiscal years caused by the significant loan loss provisions associated with our loan portfolio. In addition, general uncertainty surrounding future economic and business conditions have increased the potential volatility and uncertainty of our projected earnings. Therefore, a valuation allowance of $146.8 million at December 31, 2011 and $143.5 million at March 31, 2011 was recorded to offset net deferred tax assets that exceed the Corporation’s carryback potential.

The significant components of the Corporation’s deferred tax assets (liabilities) are as follows (in thousands):

	At December 31,	At March 31,
	2011	2011
Deferred tax assets:
Allowances for loan losses	$60,679	$68,286
Other loss reserves	3,517	2,723
Federal NOL carryforwards	76,131	61,433
State NOL carryforwards	17,302	14,906
Unrealized gains	—	7,984
Other	4,981	4,310

Total deferred tax assets	162,610	159,642
Valuation allowance	(146,816)	(143,505)

Adjusted deferred tax assets	15,794	16,137

Deferred tax liabilities:
FHLB stock dividends	(3,962)	(3,962)
Mortgage servicing rights	(7,992)	(9,884)
Unrealized losses	(1,638)	—
Other	(2,202)	(2,291)

Total deferred tax liabilities	(15,794)	(16,137)

Net deferred tax assets	$—	$—

The Corporation is subject to U.S. federal income tax as well as income tax of state jurisdictions. The tax years 2008-2010 remain open to examination by the Internal Revenue Service and certain state jurisdictions while the years 2007-2010 remain open to examination by certain other state jurisdictions.

Income tax expense includes $10,000 of franchise taxes for the nine month period ended December 31, 2011. The effective tax rate was 0% and 0.03% for the three- and nine-month periods ended December 31, 2011, respectively, due to a $6.5 million and a $3.3 million increase in the deferred tax asset valuation allowance for the respective periods. This rate compared to 0% and 0.06% for the same respective periods last year.

The Corporation recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and March 31, 2011, the Corporation has not recognized any accrued interest and penalties related to uncertain tax positions.

Note 13 — Credit Agreement

The Corporation owes $116.3 million on a short-term line of credit to various lenders led by U.S. Bank. The Corporation is currently in default on the Credit Agreement as a result of failure to make principal and interest payments on and after March 2, 2009. On November 29, 2011, the Corporation entered into Amendment No. 8 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008 (the “Credit Agreement”), among the Corporation, the lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such lenders, or the “Agent.”

Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults); or (ii) November 30, 2012 (the new maturity date). Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the loans are paid in full or (ii) November 30, 2012. At December 31, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $31.5 million and an accrued amendment fee of $4.8 million.

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

The Amendment requires the Bank to maintain the following financial covenants:

•	a Tier 1 Leverage Ratio of not less than 3.70% at all times.

•	a Total Risk Based Capital ratio of not less than 7.50% at all times.

•	the ratio of Non-Performing Loans to Gross Loans shall not exceed 15.00% at any time.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the amended Credit Agreement and the Amendment, the Agent and the lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

Note 14 — Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and June 30, 2009. The Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. As of December 31, 2011, the Bank had $60.0 million of bonds issued under the program out of the $88.0 million that the Bank is eligible to issue. The bonds, which are scheduled to mature on February 11, 2012, bear interest at a fixed rate of 2.74% which is due semi-annually. The bonds are expected to be repaid from the Bank’s excess liquidity currently invested in interest-bearing deposits.

Note 15 — Capital Purchase Program

Pursuant to the Capital Purchase Program (“CPP”) in January 2009, Treasury, on behalf of the U.S. government, purchased the Corporation’s preferred stock, along with warrants to purchase approximately 7.4 million shares of the Corporation’s common stock at an exercise price of $2.23 per share. The preferred stock has a dividend rate of 5% per year, until the fifth anniversary of Treasury’s investment and a dividend of 9% thereafter. During the time Treasury holds securities issued pursuant to this program, the Corporation is required to comply with certain provisions regarding executive compensation and corporate governance. Participation in the CPP also imposes certain restrictions upon the Corporation’s dividends to common shareholders and stock repurchase activities. The Corporation elected to participate in the CPP and received $110 million. The Corporation has deferred ten dividend payments on the Series B Preferred Stock held by the U.S. Treasury. On September 30, 2011, the Treasury exercised its right to appoint two directors to the Board of Directors of the Corporation. At December 31, 2011 and March 31, 2011, the cumulative amount of dividends in arrears not declared, including interest on unpaid dividends at 5% per annum, was $17.2 million and $12.5 million, respectively.

Note 16 — Recent Developments

In January 2012, the Corporation exchanged four of its Federal Home Loan Bank advances totaling $150.0 million for an equal number and principal amount of advances with extended maturity dates and different interest rate terms to reduce interest rate risk and lower the current cost of funds. The advances exchanged carried fixed rates of interest ranging from 2.53% to 3.25% and maturity dates from January through March 2013. The new advances all mature in January 2015 and require monthly interest payments based on 3 month LIBOR plus a spread ranging from 0.98% to 1.15%. Prepayment fees due upon exchange of the instruments totaling $4.3 million were embedded in the spread over LIBOR on the new advances. No gain or loss was recorded for these transactions as the criteria in Accounting Standards Codification 470-50, “Debt – Modifications and Extinguishments” requiring accounting as an extinguishment of debt were not met.

ANCHOR BANCORP WISCONSIN INC.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Set forth below is management’s discussion and analysis of the consolidated results of operations and financial condition of Anchor Bancorp Wisconsin Inc. (the “Corporation”) and its wholly-owned subsidiaries, AnchorBank fsb (the “Bank”) and Investment Directions Inc., for the nine months ended December 31, 2011, which includes information on significant regulatory developments and the Corporation’s risk management activities, including asset/liability management strategies, sources of liquidity and capital resources. This discussion should be read in conjunction with the unaudited consolidated financial statements and supplemental data contained elsewhere in this quarterly report filed on Form10-Q for the nine-month period ending December 31, 2011.

EXECUTIVE OVERVIEW

On June 26, 2009, the Corporation and the Bank each consented to the issuance of an Order to Cease and Desist by the Office of Thrift Supervision. The Cease and Desist Order required, that, no later than December 31, 2009, the Bank meet and maintain both a tier 1 (core) capital ratio equal to or greater than 8 percent and a total risk-based capital ratio equal to or greater than 12 percent.

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

At December 31, 2011, the Bank and the Corporation complied with all aspects of the Cease and Desist and the Prompt and Corrective Action Directive, except the Bank had a core capital ratio and total risk-based capital ratio of 4.11 percent and 8.07 percent, respectively, each below the required capital ratios set forth above.

The Plan includes two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source, and one which reflects the ongoing efforts of management to stabilize the Corporation in the absence of an external capital infusion. Management has defined a strategy of improving the financial performance and efficiency of the Bank to increase the likelihood that it will be able to attract outside capital.

The total risk-based capital level for the Bank has improved during fiscal year 2011 and the third quarter of fiscal year 2012; from 7.32 percent at March 31, 2010 to 8.04 percent at March 31, 2011 and 8.07 percent at December 31, 2011. Under the applicable regulations, the Bank is considered to be adequately capitalized as of December 31, 2011. The improvement in capital was achieved through a number of initiatives including reducing the size of the balance sheet, enhancing asset/liability management, improving asset quality, and creating a more efficient operating platform.

Results of specific initiatives taken since March 2010 include:

•

Sale of Branches – On June 25, 2010, the Bank sold 11 branches located in Northwestern Wisconsin to Royal Credit Union, In July of 2010, the Bank completed the sale of four branches located in Green Bay, Wisconsin to Nicolet National Bank. These sales, along with the closing of 3 branches in 2009, have reduced the number of branches to 56 from a peak of 74.

•

Smaller Balance Sheet – Total assets decreased just over $1 billion, or 23.1 percent, from $4.42 billion at March 31, 2010, to $3.39 billion at March 31, 2011, and another $333.3 million, or 9.8% during the nine months ending December 31, 2011. The declines were largely due to scheduled payoffs and amortization in loans receivable as well as significantly curtailed new loan origination activity. The declines were also the result of the aforementioned branch sales and the sale of a portion of the education loan portfolio in fiscal year 2011.

•

Expense Reduction – The Bank has focused more intensely on reducing expenses in the past several quarters. During the third quarter of fiscal year 2011, the Bank conducted a Strategic Business Review with the goal of reducing expenses commensurate with the reduction in the size of the Bank. The focus of the Strategic Business Review was on reducing personnel costs and operating cost. Non-interest expenses, which remain elevated due to the high cost of the troubled loan portfolio, declined $5.0 million, from $35.7 million in the quarter ending June 30, 2010 to $30.7 million in the comparable June quarter of 2011, due largely to decreases of $2.1 million in FDIC insurance premiums, $1.6 million in compensation expense, $1.2 million in other professional fees and $1.2 million in legal services.

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

Operating Results

The Corporation recorded a net loss of $11.9 million for the quarter ended December 31, 2011, down from a net loss of $12.1 million for the quarter ended December 31, 2010, a $190,000 decline. The decline in net loss was primarily due to the following:

•

Net Interest Income – Net interest income before provision for credit losses totaled $16.0 million in the quarter ending December 31, 2011, a decrease of $6.3 million over the prior year quarter due in part to the significant reduction in the size of the balance sheet discussed above. The yield on earning assets declined by 57 basis points from 4.66 percent for the third quarter of fiscal 2011 to 4.09 percent for the comparable period in fiscal 2012. The cost of funds improved, dropping by 24 basis points, from 2.05 percent to 1.81 percent, in the same quarter-over-quarter period. The net interest margin was 2.19 percent for the quarter ended December 31, 2011, compared to 2.53 percent for the quarter ended December 31, 2010, a 34 basis point reduction over the prior year.

•

Provision for Credit Losses – A significant driver of the improvement in results for the quarter was the decrease in the provision for credit losses. The provision for credit losses decreased from $21.4 million in the third quarter of fiscal year 2011 to $8.4 million in the current quarter, a 60.9 percent decrease. This favorable trend in the provision for credit losses was primarily due to lower required general allowance on non-impaired loans attributable to improving credit metrics used to establish the allowance for loan losses and a 16.0% decrease since December 31, 2010 in the unpaid principal balance of pass and watch rated loans.

•

Non-Interest Income – Non-interest income totaled $9.5 million in the quarter ending December 31, 2011, a decrease of $2.2 million over the same period in 2010 primarily due to a decline in the gain on sale of investment securities of $1.2 million as well as a decline in loan servicing income of $1.2 million.

Credit Highlights

The Corporation has experienced some improvement in several credit metrics in the first nine months of fiscal 2012. Overall delinquencies decreased $57.9 million since March 31, 2011 based on improvement in the 90 and over, 60 to 89 and 30 to 59 days past due categories. At December 31, 2011, non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss; including non-accrual troubled debt restructurings) decreased $21.4 million to $261.2 million from the $282.6 million balance at March 31, 2011 in part due to the volume of new foreclosed properties on the consolidated balance sheet as non-performing loans progress through the work-out phase and a portion result in foreclosure. Total foreclosed properties and repossessed assets were $90.7 million at March 31, 2011 and $86.9 million at December 31, 2011. This elevated level of foreclosed properties also has a direct negative impact on the expenses related to foreclosed properties and repossessed assets due to the high cost of carrying these assets. Total non-performing assets (consisting of total non-performing loans and foreclosed properties and repossessed assets) decreased $25.3 million, or 6.8%, to $348.1 million at December 31, 2011 from $373.4 million at March 31, 2011.

The allowance for loan losses declined to $130.9 million at December 31, 2011 from $150.1 million at March 31, 2011, a 12.8% decrease. Net charge-offs during the quarter ended December 31, 2011 were $15.8 million compared to $20.4 million for the same period in 2010. While the balance in the allowance for loan losses declined during the first nine months of fiscal 2012 primarily due to net charge-offs, the allowance compared to total loans increased by 4 basis points to 5.64% since March 31, 2011.

Recent Market and Industry Developments

The economic turmoil that began in the middle of 2007 and continued through 2008 and 2009 has settled into a slow economic recovery in 2010 and 2011. At this time the recovery has somewhat uncertain prospects. This has been accompanied by dramatic changes in the competitive landscape of the financial services industry and a wholesale reformation of the legislative and regulatory landscape with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was signed into law by President Obama on July 21, 2010.

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

Financial Results

Results for the third quarter ended December 31, 2011 include:

•	Basic and diluted (loss) per common share was unchanged at $(0.72) for the quarters ended December 31, 2011 and 2010;

•	The net interest margin decreased to 2.19% for the quarter ended December 31, 2011 compared to 2.53% for the quarter ended December 31, 2010;

•

Loans held for sale increased $29.4 million, or 390.3% since March 31, 2011 primarily due to significantly higher residential mortgage origination volume triggered by the notably low interest rate environment in the quarter ended December 31, 2011;

•

Loans held for investment (net of the allowance for loan losses) decreased $354.0 million, or 14.0%, since March 31, 2011 primarily due to scheduled pay-offs and amortization and the transfer of $61.3 million to foreclosed properties;

•	Deposits and related accrued interest payable decreased $227.8 million, or 8.4%, since March 31, 2011 primarily due to runoff of time deposits;

•	Book value per common share was $(6.24) at December 31, 2011 compared to $(5.68) at March 31, 2011 and $(4.85) at December 31, 2010;

•

Total risk-based capital ratio for the Bank was at 8.07% as of December 31, 2011, compared to 8.15% at September 30, 2011. Under regulatory requirements, a bank must have a total risk-based capital ratio of 8.0% or greater to be considered adequately capitalized; however, the Bank’s total risk based capital ratio remain below the 12 percent level required under the terms of the Cease and Desist Order issued by the Office of Thrift Supervision (“OTS”) on June 26, 2009. (Now administered by the Federal Reserve with respect to the Corporation and the Office of the Comptroller of the Currency (“OCC”) with respect to the Bank).

•

Total non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $21.4 million, or 7.6% to $261.2 million at December 31, 2011 from $282.6 million at March 31, 2011;

•

Total non-performing assets (total non-performing loans and foreclosed properties and repossessed assets) decreased $25.3 million, or 6.8%, to $348.1 million at December 31, 2011 from $373.4 million at March 31, 2011;

•	Provision for credit losses decreased $13.0 million, or 60.9%, to $8.4 million for the three months ended December 31, 2011 from $21.4 million for the three months ended December 31, 2010; and

•	Delinquencies (loans past due 30 days or more) decreased $57.9 million or 18.4%, to $257.1 million at December 31, 2011 from $315.0 million at March 31, 2011.

Selected quarterly data are set forth in the following tables.

(Dollars in thousands - except per share amounts)	Three Months Ended
	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Operations Data:
Net interest income	$16,014	$18,500	$21,520	$21,460
Provision for credit losses	8,380	17,115	3,482	10,178
Net gain on sale of loans	6,018	3,994	1,173	1,600
Net gain on sale of investment securities	20	5,206	1,136	709
Net gain on sale of branches	—	—	—	2
Other non-interest income	3,456	5,579	5,618	4,479
Non-interest expense	28,997	32,325	30,710	36,305
Loss before income tax expense	(11,869)	(16,161)	(4,745)	(18,233)
Income tax expense	—	—	10	150
Net loss	(11,869)	(16,161)	(4,755)	(18,383)
Preferred stock dividends in arrears, including compounding dividends	(1,572)	(1,579)	(1,536)	(1,503)
Preferred stock discount accretion	(1,853)	(1,853)	(1,863)	(1,843)
Net loss available to common equity	(15,294)	(19,593)	(8,154)	(21,729)

Selected Financial Ratios (1):
Yield on interest-earning assets	4.09%	4.42%	4.66%	4.57%
Cost of funds	1.81	1.84	1.77	1.84
Interest rate spread	2.28	2.58	2.89	2.73
Net interest margin	2.19	2.48	2.77	2.63
Return on average assets	(1.51)	(2.02)	(0.57)	(2.11)
Average equity to average assets	(0.53)	(0.20)	(0.32)	(0.17)
Non-interest expense to average assets	3.69	4.04	3.69	4.18

Per Share:
Basic loss per common share	$(0.72)	$(0.92)	$(0.38)	$(1.02)
Diluted loss per common share	(0.72)	(0.92)	(0.38)	(1.02)
Dividends per common share	—	—	—	—
Book value per common share	(6.24)	(5.69)	(5.30)	(5.68)

Financial Condition:
Total assets	$3,061,573	$3,197,441	$3,240,867	$3,394,825
Loans receivable, net
Held for sale	36,962	45,199	16,333	7,538
Held for investment	2,166,351	2,257,905	2,390,987	2,520,367
Deposits and accrued interest	2,479,366	2,599,793	2,649,475	2,707,160
Other borrowed funds	533,800	533,800	543,679	654,779
Stockholders’ (deficit)	(25,327)	(13,391)	(4,990)	(13,171)
Allowance for loan losses	130,926	138,347	138,740	150,122
Non-performing assets(2)	348,077	349,472	350,418	373,352

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due more than ninety days and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

(Dollars in thousands - except per share amounts)	Three Months Ended
	12/31/2010	9/30/2010	6/30/2010	3/31/2010
Operations Data:
Net interest income	$22,314	$22,418	$18,888	$18,692
Provision for credit losses	21,412	10,674	8,934	20,170
Net gain on sale of loans	5,601	9,216	1,347	3,314
Net gain on sale of investment securities	1,187	6,653	112	1,699
Net gain on sale of branches	100	2,318	4,930	—
Other non-interest income	4,798	5,533	7,278	5,493
Other non-interest expense	24,647	34,112	35,695	37,093
Income (loss) before income tax expense (benefit)	(12,059)	1,352	(12,074)	(28,065)
Income tax expense (benefit)	—	14	—	(1,503)
Net income (loss)	(12,059)	1,338	(12,074)	(26,562)
Preferred stock dividends in arrears, including compounding dividends	(1,494)	(1,352)	(1,585)	(1,436)
Preferred stock discount accretion	(1,853)	(1,853)	(1,863)	(1,843)
Net loss available to common equity	(15,406)	(1,867)	(15,522)	(29,841)

Selected Financial Ratios (1):
Yield on interest-earning assets	4.66%	4.80%	4.37%	4.56%
Cost of funds	2.05	2.23	2.41	2.69
Interest rate spread	2.61	2.57	1.96	1.87
Net interest margin	2.53	2.46	1.86	1.77
Return on average assets	(1.29)	0.14	(1.13)	(2.39)
Average equity to average assets	0.41	0.63	0.61	1.28
Non-interest expense to average assets	2.64	3.51	3.33	3.33

Per Share:
Basic loss per common share	$(0.72)	$(0.09)	$(0.73)	$(1.40)
Diluted loss per common share	(0.72)	(0.09)	(0.73)	(1.40)
Dividends per common share	—	—	—	—
Book value per common share	(4.85)	(3.25)	(3.32)	(3.13)

Financial Condition:
Total assets	$3,580,752	$3,803,853	$3,998,929	$4,416,265
Loans receivable, net
Held for sale	37,196	28,744	24,362	19,484
Held for investment	2,661,991	2,839,217	3,040,398	3,229,580
Deposits and accrued interest	2,844,325	3,027,735	3,225,382	3,552,762
Other borrowed funds	677,129	696,429	701,429	789,729
Stockholders’ equity	4,939	39,611	38,040	42,214
Allowance for loan losses	157,438	156,186	166,649	179,644
Non-performing assets(2)	380,073	386,210	422,864	425,434

(1)	Annualized when appropriate.
(2)

Non-performing assets consist of loans past due more than ninety days and on non-accrual status, loans past due less than ninety days but placed on non-accrual status due to anticipated probable loss, non-accrual troubled debt restructurings and OREO.

RESULTS OF OPERATIONS

Overview

Net loss for the three and nine months ended December 31, 2011 decreased $190,000 to a net loss of $11.9 million from a net loss of $12.1 million and increased $10.0 million or 43.8% to a net loss of $32.8 million from a net loss of $22.8 million as compared to the respective periods in the prior year. The decrease in net loss for the three-month period compared to the same period last year was largely due to a decrease in provision for credit losses of $13.0 million (a 60.9% change), partially offset by a decrease in net interest income of $6.3 million, an increase in non-interest expense of $4.4 million and a decrease in non-interest income of $2.2 million. The increase in net loss for the nine-month period compared to the same period last year was largely due to a decrease in non-interest income of $16.9 million and a decrease in net interest income of $7.6 million, which were partially offset by a decrease in provision for credit losses of $12.0 million and a decrease in non-interest expense of $2.4 million.

Average Interest-Earning Assets, Average Interest-Bearing Liabilities and Interest Rate Spread

The tables on the following page show the Corporation’s average balances, interest, average rates, net interest margin and interest rate spread for the periods indicated. The average balances are derived from average daily balances.

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost(1)	Average Balance	Interest	Average Yield/ Cost(1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$1,714,857	$21,135	4.93%	$2,115,373	$27,318	5.17%
Consumer loans	528,682	6,574	4.97	597,321	7,678	5.14
Commercial business loans	36,569	615	6.73	90,190	1,635	7.25

Total loans receivable (2) (3)	2,280,108	28,324	4.97	2,802,884	36,631	5.23
Investment securities (4)	194,388	1,395	2.87	550,732	4,442	3.23
Interest-bearing deposits	402,098	257	0.26	126,164	78	0.25
Federal Home Loan Bank stock	54,829	—	0.00	54,829	—	0.00

Total interest-earning assets	2,931,423	29,976	4.09	3,534,609	41,151	4.66
Non-interest-earning assets	214,695			196,071

Total assets	$3,146,118			$3,730,680

Interest-Bearing Liabilities
Demand deposits	$966,401	471	0.19	$913,605	666	0.29
Regular passbook savings	256,466	92	0.14	239,180	122	0.20
Certificates of deposit	1,328,424	5,488	1.65	1,817,747	10,205	2.25

Total deposits and accrued interest	2,551,291	6,051	0.95	2,970,532	10,993	1.48
Other borrowed funds	533,800	7,911	5.93	696,824	7,844	4.50

Total interest-bearing liabilities	3,085,091	13,962	1.81	3,667,356	18,837	2.05

Non-interest-bearing liabilities	77,786			48,022

Total liabilities	3,162,877			3,715,378
Stockholders’ equity (deficit)	(16,759)			15,302

Total liabilities and stockholders’ equity (deficit)	$3,146,118			$3,730,680

Net interest income/interest rate spread (5)		$16,014	2.28%		$22,314	2.61%

Net interest-earning assets	$(153,668)			$(132,747)

Net interest margin (6)			2.19%			2.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.96

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)

Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Nine Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost (1)	Average Balance	Interest	Average Yield/ Cost (1)
	(Dollars In Thousands)
Interest-Earning Assets
Mortgage loans	$1,781,162	$67,212	5.03%	$2,231,967	$87,316	5.22%
Consumer loans	535,944	20,298	5.05	643,440	24,590	5.10
Commercial business loans	50,817	2,860	7.50	108,110	5,555	6.85

Total loans receivable (2) (3)	2,367,923	90,370	5.09	2,983,517	117,461	5.25
Investment securities (4)	371,170	8,270	2.97	446,360	11,308	3.38
Interest-bearing deposits	213,259	407	0.25	259,617	454	0.23
Federal Home Loan Bank stock	54,829	41	0.10	54,829	—	0.00

Total interest-earning assets	3,007,181	99,088	4.39	3,744,323	129,223	4.60
Non-interest-earning assets	217,938			222,801

Total assets	$3,225,119			$3,967,124

Interest-Bearing Liabilities
Demand deposits	$940,009	1,640	0.23	$919,427	2,462	0.36
Regular passbook savings	255,342	307	0.16	244,848	413	0.22
Certificates of deposit	1,424,731	18,165	1.70	2,025,921	37,173	2.45

Total deposits and accrued interest	2,620,082	20,112	1.02	3,190,196	40,048	1.67
Other borrowed funds	555,945	22,942	5.50	713,113	25,555	4.78

Total interest-bearing liabilities	3,176,027	43,054	1.81	3,903,309	65,603	2.24

Non-interest-bearing liabilities	60,859			42,374

Total liabilities	3,236,886			3,945,683
Stockholders’ equity (deficit)	(11,767)			21,441

Total liabilities and stockholders’ equity (deficit)	$3,225,119			$3,967,124

Net interest income/interest rate spread (5)		$56,034	2.58%		$63,620	2.36%

Net interest-earning assets	$(168,846)			$(158,986)

Net interest margin (6)			2.48%			2.27%

Ratio of average interest-earning assets to average interest-bearing liabilities	0.95			0.96

(1)	Annualized
(2)	For the purpose of these computations, non-accrual loans are included in the daily average loan amounts outstanding.
(3)

Interest earned on loans includes loan fees (which are not material in amount) and interest income which has been received from borrowers whose loans were removed from non-accrual status during the period indicated.

(4)	Average balances of securities available-for-sale are based on amortized cost.
(5)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Net Interest Income

Net interest income decreased $6.3 million or 28.2% and decreased $7.6 million or 11.9% for the three and nine months ended December 31, 2011, as compared to the respective periods in the prior year.

Interest income decreased $11.2 million or 27.2% for the three months ended December 31, 2011, as compared to the same period in the prior year primarily due to a decline in average loan balances as a result of branch sales, loan pay downs and transfers to OREO. Interest expense decreased $4.9 million or 25.9% for the three months ended December 31, 2011, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved deposit pricing disciplines.

Interest income decreased $30.1 million or 23.3% for the nine months ended December 31, 2011, as compared to the same period in the prior year primarily due to a decline in average loan balances as a result of branch sales, loan pay downs and transfers to OREO. Interest expense decreased $22.5 million or 34.4% for the nine months ended December 31 2011, as compared to the same period in the prior year due to a reduction in deposit accounts due to branch sales, reduced funding needs and improved pricing disciplines.

The net interest margin decreased to 2.19% for the three-month period ended December 31, 2011 from 2.53% for the three-month period in the prior year and increased to 2.48% for the nine-month period ended December 31, 2011 from 2.27% for the same period in the prior year. The change in the net interest margin reflects the decrease in cost of interest-bearing liabilities from 2.05% to 1.81% and from 2.24% to 1.81% during the three and nine months ended December 31, 2010 and 2011, respectively. The interest rate spread decreased to 2.28% from 2.61% for the three-month period and increased to 2.58% from 2.36% for the nine-month period, as compared to the respective periods in the prior year.

Interest income on loans decreased $8.3 million or 22.7% and $27.1 million or 23.1% for the three and nine months ended December 31, 2011, as compared to the respective periods in the prior year. These decreases were primarily attributable to a decrease in the average balances of loans of $522.8 million to $2.28 billion in the three months and a decrease in the average balances of loans of $615.6 million to $2.37 billion for the nine months ended December 31, 2011, as compared to $2.80 billion and $2.98 billion for the respective periods in the prior year. In addition, there was a decrease of 26 basis points in the average yield on loans to 4.97% from 5.23% for the three-month period and a decrease of 16 basis points in the average yield on loans to 5.09% from 5.25% for the nine-month period. The decreases in the yield on loans were primarily due to a higher percentage of non-performing loans to total loans.

Interest income on investment securities decreased $3.0 million or 68.6% for the three-month period and decreased $3.0 million or 26.5% for the nine-month period ended December 31, 2011, as compared to the respective periods in the prior year, largely due to sales of securities in 2011, partially offset in 2011 by the deployment of excess liquidity into the investment portfolio in 2010. This also resulted in a decrease of 36 basis points in the average yield on investment securities to 2.87% from 3.23% for the three-month period and a decrease of 41 basis points in the average yield on investment securities to 2.97% from 3.38% for the nine-month period ended December 31, 2011. In addition, there was a decrease of $356.3 million in the three-month average balances and a decrease of $75.2 million in the nine-month average balances. The decrease in investment security average balances for the three- and nine-month periods ending December 31, 2011 is a result of the sale of investment securities for interest rate risk and capital management purposes totaling $333.8 million (proceeds on sale) in the nine months ending December 31, 2011. Interest income on interest-bearing deposits increased $179,000 and decreased $47,000, respectively, for the three and nine months ended December 31, 2011, as compared to the respective periods in 2010, primarily due to an increase in the average balance as well as a slight increase in the average yield for the three-month period and a decrease in the average balance offset by a slight increase in the average yield for the nine-month period.

Interest expense on deposits decreased $4.9 million or 45.0% and decreased $19.9 million or 49.8%, respectively, for the three and nine months ended December 31, 2011, as compared to the respective periods in 2010. This decrease was primarily due to improved liquidity management and pricing disciplines which resulted in a decrease of 53 basis points in the weighted average cost of deposits to 0.95% from 1.48% for the three months and a decrease of 65 basis points in the weighted average cost of deposits to 1.02% from 1.67% for the nine months ended December 31, 2011. In addition, there was a decrease in the average balance of deposits and accrued interest of $419.2 million and $570.1 million, as compared to the respective three- and nine-month periods in the prior year. Interest expense on other borrowed funds increased $67,000 or 0.9% and decreased $2.6 million or 10.2%, respectively, during the three and nine months ended December 31, 2011, as compared to the respective period in the prior year. The weighted average cost of other borrowed funds increased 143 basis points to 5.93% from 4.50% for the three-month period and increased 72 basis points to 5.50% from 4.78% for the nine month period ended December 31, 2011, respectively, as compared to the respective period last year primarily due to a rate increase of 3% (from 12% to 15%) effective May 31, 2011 on the $116.3 million short-term line of credit. For the three- and nine-month periods ended December 31, 2011, the average balance of other borrowed funds decreased $163.0 million and $157.2 million, respectively, as compared to the respective periods in 2010 primarily due to the maturity of FHLB advances.

Provision for Credit Losses

Provision for credit losses decreased $13.0 million or 60.9% and decreased $12.0 million or 29.4%, respectively, for the three- and nine-month periods ended December 31, 2011, as compared to the respective periods last year. Through significant efforts in the credit area to gain a thorough understanding of the risk within the portfolio, management evaluates a variety of qualitative and quantitative factors when determining the adequacy of the allowance for losses. The provisions were based on management’s ongoing evaluation of asset quality and pursuant to a policy to maintain an allowance for losses at a level which management believes is adequate to absorb probable and inherent losses on loans as of the balance sheet date.

Non-Interest Income

The following table presents non-interest income by major category for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)		Nine Months Ended December 31,		Increase (Decrease)
	2011	2010	Dollar	Percent	2011	2010	Dollar	Percent
	(Dollars in Thousands)
Net impairment losses recognized in earnings	$(155)	$(163)	$8	4.9%	$(337)	$(362)	$25	6.9%
Loan servicing income, net of amortization	(1,571)	(416)	(1,155)	(277.6)	(325)	1,076	(1,401)	(130.2)
Credit enhancement income on mortgage loans sold	5	116	(111)	(95.7)	67	605	(538)	(88.9)
Service charges on deposits	2,926	2,855	71	2.5	8,667	9,773	(1,106)	(11.3)
Investment and insurance commissions	910	971	(61)	(6.3)	2,864	2,696	168	6.2
Net gain on sale of loans	6,018	5,601	417	7.4	11,185	16,164	(4,979)	(30.8)
Net gain on sale of investment securities	20	1,187	(1,167)	(98.3)	6,362	7,952	(1,590)	(20.0)
Net gain on sale of branches	—	100	(100)	(100.0)	—	7,348	(7,348)	(100.0)
Revenue from real estate partnership operations	107	—	107	—	158	387	(229)	—
Other	1,234	1,435	(201)	(14.0)	3,559	3,434	125	3.6

Total non-interest income	$9,494	$11,686	$(2,192)	(18.8)%	$32,200	$49,073	$(16,873)	(34.4)%

Non-interest income decreased $2.2 million or 18.8% to $9.5 million and decreased $16.9 million or 34.4% to $32.2 million for the three and nine months ended December 31, 2011, respectively, as compared to $11.7 million and $49.1 million for the respective periods in 2010.

The decrease for the three-month period ended December 31, 2011 was primarily due to a $1.2 million decline in net gain on sale of investment securities as well as a decrease of $1.2 million in loan servicing income. These declines were largely due to the sale in 2010 of investment securities with an amortized cost basis of $81.3 million at a gain of $1.2 million and an increase of $1.0 million in mortgage servicing rights amortization cost attributable to the impact of lower interest rates on the prepayment of underlying serviced loans. These decreases were partially offset by an increase in net gain on sale of loans of $417,000 attributable to a significantly higher volume of residential mortgage loan sales in 2011.

The decrease for the nine-month period ended December 31, 2011 was primarily due to a $7.3 million gain on sale of branches in the prior year. In addition, gain on sale of loans decreased $5.0 million for the nine-months ended December 31, 2011, as compared to the respective period in the prior year largely due to lower margins in 2011 on the sale of residential mortgages and the sale of education loans with a carrying value of $23.5 million at a gain of $770,000 in the second quarter of fiscal 2011.

Non-Interest Expense

The following table presents non-interest expense by major category for the periods indicated:

	Three Months Ended December 31,		Increase (Decrease)		Nine Months Ended December 31,		Increase (Decrease)
	2011	2010	Dollar	Percent	2011	2010	Dollar	Percent
	(Dollars in Thousands)
Compensation	$10,806	$10,396	$410	3.9%	$30,863	$31,799	$(936)	(2.9)%
Occupancy	2,070	1,921	149	7.8	5,975	6,305	(330)	(5.2)
Federal deposit insurance premiums	1,828	1,423	405	28.5	5,535	9,119	(3,584)	(39.3)
Furniture and equipment	1,476	1,520	(44)	(2.9)	4,631	5,023	(392)	(7.8)
Data processing	1,665	1,627	38	2.3	4,656	4,981	(325)	(6.5)
Marketing	147	248	(101)	(40.7)	879	965	(86)	(8.9)
Expenses from real estate partnership operations	41	32	9	28.1	760	547	213	38.9
OREO operations--net expense	6,179	3,307	2,872	86.8	17,968	15,747	2,221	14.1
Mortgage servicing rights impairment (recovery)	(985)	(1,611)	626	38.9	4,305	(149)	4,454	2,989.3
Legal services	1,376	1,866	(490)	(26.3)	3,577	6,645	(3,068)	(46.2)
Other professional fees	437	767	(330)	(43.0)	1,513	2,877	(1,364)	(47.4)
Other	3,957	3,151	806	25.6	11,370	10,595	775	7.3

Total non-interest expense	$28,997	$24,647	$4,350	17.6%	$92,032	$94,454	$(2,422)	(2.6)

Non-interest expense increased $4.4 million or 17.6% to $29.0 million and decreased $2.4 million or 2.6% to $92.0 million for the three and nine months ended December 31, 2011, respectively, as compared to $24.6 million and $94.4 million for the respective periods in 2010.

The increase for the three-month period was primarily due to an increase of $2.9 million in OREO operations, net expense attributable to higher loss provisions on repossessed property. Other non-interest expense increased $806,000 primarily due to a $0.7 million impairment charge on real estate acquired and intended to be used for future expansion. A lower recovery in the valuation of mortgage servicing rights of $626,000 also contributed to the quarter-over-quarter increase. These increases were partially offset by a decrease in legal services of $490,000 primarily due to less need for external counsel to address corporate (i.e., non-banking related) issues in the current year period.

The decrease for the nine-month period was primarily due to a decrease of $3.6 million in federal deposit insurance premiums due to a more favorable FDIC risk rating. In addition, legal services decreased $3.1 million primarily due to less need for external counsel to address corporate (i.e., non-banking related) issues in the current year period. These decreases were partially offset by an increase in mortgage servicing rights impairment of $4.5 million due to exceptionally low mortgage interest rates during the latter half of 2011.

Income Taxes

Income tax expense includes $10,000 of franchise taxes for the nine-month period ended December 31, 2011. The effective tax rate was 0% and 0.03% for the three- and nine-month periods ended December 31, 2011 and 0% and 0.06% for the three and nine months ended December 31, 2010. A full valuation allowance has been recorded on the net deferred tax asset due to the uncertainty of the Corporation’s ability to create sufficient taxable income to utilize it.

FINANCIAL CONDITION

During the nine months ended December 31, 2011, the Corporation’s assets decreased by $333.3 million from $3.39 billion at March 31, 2011 to $3.06 billion at December 31, 2011. The majority of this decrease was attributable to a decrease of $354.0 million in loans held for investment as well as a decrease of $338.6 million in investment securities available for sale, which were partially offset by a $344.3 million increase in cash and cash equivalents.

Loans held for investment decreased $354.0 million during the nine months ended December 31, 2011. Activity for the period consisted of principal repayments and other adjustments (the majority of which are undisbursed loan proceeds) of $426.0 million and transfers to foreclosed properties and repossessed assets of $61.3 million, partially offset by originations and refinances of $133.3 million.

Investment securities available for sale decreased $338.6 million during the nine months ended December 31, 2011 as a result of sales of $333.8 million, principal repayments of $30.3 million and fair value adjustments and net amortization of $25.4 million in this period. The sales of securities in the nine months ended December 31, 2011 were executed to take advantage of an opportunity in the market to reduce risk-weighted assets and lower the market value of equity volatility at attractive price levels.

Investment securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities. Among these risks are prepayment risk, interest rate risk and credit risk. Should general interest rate levels decline, the mortgage-related securities portfolio would be subject to (i) prepayments as borrowers typically would seek to obtain financing at lower rates, (ii) a decline in interest income received on adjustable-rate mortgage-related securities, and (iii) an increase in fair value of fixed-rate mortgage-related securities. Conversely, should general interest rate levels increase, the mortgage-related securities portfolio would be subject to (i) a longer term to maturity as borrowers would be less likely to prepay their loans, (ii) an increase in interest income received on adjustable-rate mortgage-related securities, (iii) a decline in fair value of fixed-rate mortgage-related securities, (iv) a decline in fair value of adjustable-rate mortgage-related securities to an extent dependent upon the level of interest rate increases, the time period to the next interest rate repricing date for the individual security and the applicable periodic (annual and/or lifetime) cap which could limit the degree to which the individual security could reprice within a given time period, and (v) should default rates and loss severities increase on the underlying collateral of mortgage-related securities, the Corporation may experience credit losses recognized in earnings as an other-than-temporary impairment.

Federal Home Loan Bank (“FHLB”) stock remained constant during the nine months ended December 31, 2011. The investment in the stock of the FHLB Chicago is considered a long term investment. Accordingly, when evaluating for impairment, the value of the FHLB stock is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The decision of whether impairment exists is a matter of judgment that reflects factors such as its operating performance, the severity and duration of the declines in the market value of its net assets relative to its capital levels, its commitment to make payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position. Although the FHLB Chicago was placed under a Cease and Desist Order and suspended dividends in 2007, the FHLB Chicago continues to issue new capital stock at par value, reported earnings in 2010 and 2011, and reported that it is in compliance with regulatory capital requirements. FHLB restored paying a dividend in February 2011.

A FHLB Chicago capital stock conversion plan has been approved by their regulator, the Federal Housing Finance Agency, and became effective January 1, 2012. As part of this plan some excess capital stock held by members will be repurchased by the FHLB Chicago in the first quarter of 2012. The Corporation plans to participate in the repurchase and expects some but not all of its excess capital stock to be repurchased. Additional repurchases are anticipated by the FHLB Chicago in subsequent quarters. The Corporation has concluded that its investment in the stock of FHLB Chicago was not impaired at December 31, 2011.

Foreclosed properties and repossessed assets decreased $3.8 million to $86.9 million at December 31, 2011 from $90.7 million at March 31, 2011 due to sales of $53.9 million and additional write downs of various properties of $11.2 million. These decreases were partially offset by transfers in from the loan portfolio of $61.3 million.

Net deferred tax assets were zero at December 31, 2011 and March 31, 2011 due to a valuation allowance on the entire balance. The valuation allowance is necessary as the recovery of the net deferred asset is not more likely than not as it is uncertain if the Corporation can generate sufficient taxable income in the near future.

Total liabilities decreased $321.1 million during the nine months ended December 31, 2011. This decrease was largely due to a $227.8 million decrease in deposits and accrued interest, including advance payments by borrowers for taxes and insurance, primarily due to time deposit runoff and a $121.0 million decrease in other borrowed funds due to the maturity of FHLB advances. These decreases were partially offset by a $15.0 million increase in other liabilities primarily due to an increase in short-term payables associated with the recent spike in volume of mortgage loan origination and refinance activity and an increase of $12.7 million in other accrued interest and fees payable. Brokered deposits totaled $40.2 million or approximately 1.6% of total deposits at December 31, 2011 and $48.1 million or approximately 1.6% of total deposits at March 31, 2011, and primarily mature within one to five years.

Stockholders’ equity decreased $12.2 million during the nine months ended December 31, 2011 as a net result of comprehensive loss of $12.4 million, partially offset by a release of treasury stock for restricted stock vesting of $275,000.

REGULATORY DEVELOPMENTS

Temporary Liquidity Guarantee Program

In October 2008, the Secretary of the United States Department of the Treasury (“Treasury”) invoked the systemic risk exception of the FDIC Improvement Act of 1991 and the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The TLGP provides a guarantee, through the earlier of maturity or June 30, 2012, of certain senior unsecured debt issued by participating Eligible Entities (including the Corporation) between October 14, 2008 and October 31, 2009. The maximum amount of FDIC-guaranteed debt a participating Eligible Entity (including the Corporation) may have outstanding is 125% of the entity’s senior unsecured debt that was outstanding as of September 30, 2008 that was scheduled to mature on or before October 31, 2009. The ability of Eligible Entities (including the Corporation) to issue guaranteed debt under the TLGP expired on October 31, 2009. As of October 31, 2009, the Corporation had no senior unsecured debt outstanding under the TLGP. The Corporation and the Bank signed a master agreement with the FDIC on December 5, 2008 for issuance of bonds under the program. The Corporation does not have any unsecured debt, thus must file for an exemption to be able to issue bonds under this program. The Bank is eligible to issue up to $88.0 million as of December 31, 2011. As of December 31, 2011, the Bank had $60.0 million of bonds outstanding all of which mature in February, 2012.

Another aspect of the TLGP, also established by the FDIC in October 2008, is the transaction account guarantee program (“TAG Program”) under which the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2009, for FDIC-insured institutions that agreed to participate in the program. The TAG Program applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. The TAG Program was subsequently extended, until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010. The assessment depends upon an institution’s risk profile and is assessed quarterly on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 for insured depository institutions that have not opted out of this component of the TLGP. The Corporation opted to participate in this component of the TLPG. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts through December 31, 2012.

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

•	Temporary Liquidity Guarantee Program. Described above.

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

The Corporation Order requires that the Corporation notify, and in certain cases receive the permission of, the OTS prior to: (i) declaring, making or paying any dividends or other capital distributions on its capital stock, including the repurchase or redemption of its capital stock; (ii) incurring, issuing, renewing or rolling over any debt, increasing any current lines of credit or guaranteeing the debt of any entity; (iii) making certain changes to its directors or senior executive officers; (iv) entering into, renewing, extending or revising any contractual arrangement related to compensation or benefits with any of its directors or senior executive officers; and (v) making any golden parachute payments or prohibited indemnification payments. The Corporation’s board was also required to develop and submit to the OTS a three-year cash flow plan by July 31, 2009, which must be reviewed at least quarterly by the Corporation’s management and board for material deviations between the cash flow plan’s projections and actual results (the “Variance Analysis Report”). Lastly, within thirty days following the end of each quarter, the Corporation is required to provide the OTS its Variance Analysis Report for that quarter. The Corporation has complied with each of these requirements as of December 31, 2011.

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

At March 31, 2011 and December 31, 2011 the Bank had a core capital ratio of 4.26% and 4.11%, respectively, and a total risk-based capital ratio of 8.04% and 8.07%, respectively, each below the required capital ratios set forth above. All customer deposits remain fully insured to the highest limits set by the FDIC. As a result, the bank regulatory agencies may take additional significant regulatory action against the Bank and Corporation which could, among other things, materially adversely affect the Corporation’s shareholders. The bank regulatory agencies may grant extensions to the timelines established by the Orders.

The description of each of the Orders and the corresponding Stipulation and Consent to Issuance of Order to Cease and Desist were previously filed attached as Exhibits to the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Capital Restoration Plan

In August, 2010, the Bank received conditional approval of its Capital Restoration Plan (the “Plan”) from the OTS. In conjunction with this approval, the Board of Directors of the Corporation executed a Stipulation and Consent to a Prompt Corrective Action Directive (the “Directive”) dated August 31, 2010, with the OTS. The Plan included two sets of assumptions for continuing to improve the Bank’s capital levels, one based on obtaining capital from an outside source and one which reflects the results of the Bank’s ongoing initiatives in the absence of an external capital infusion. An essential element for the conditional approval of the Plan was the Bank’s ability to attain “adequately capitalized” (8.0% or greater Total Risk Based Capital) status as of July 31, 2010. Based on the Bank’s internal financial reporting, a Total Risk Based Capital level of 8.05% was achieved as of July 31, 2010. As of December 31, 2011, Total Risk-Based capital was 8.07%.

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

Non-Performing Loans

The composition of non-performing loans is summarized as follows for the dates indicated:

	December 31, 2011			March 31, 2011
	Non-Performing	Percent of Non-Performing Loans	Percent of Total Gross Loans(1)	Non-Performing	Percent of Non-Performing Loans	Percent of Total Gross Loans(1)
	(Dollars in Thousands)
Residential	$47,377	18.1%	2.04%	$63,746	22.6%	2.38%
Commercial and industrial	10,694	4.1%	0.46%	18,241	6.5%	0.68%
Land and construction	79,438	30.4%	3.42%	67,472	23.9%	2.51%
Multi-family	46,393	17.8%	2.00%	39,412	13.9%	1.47%
Retail/office	41,153	15.8%	1.77%	54,256	19.2%	2.02%
Other commercial real estate	27,518	10.5%	1.18%	31,488	11.1%	1.17%
Education (2)	865	0.3%	0.04%	731	0.3%	0.03%
Other consumer	7,714	3.0%	0.33%	7,299	2.6%	0.27%

	$261,152	100.0%	11.24%	$282,645	100.0%	10.54%

(1)	Total gross loans are gross loans receivable before the reduction for loans in process, unearned interest and loan fees and the allowance for loans losses.
(2)

Excludes the guaranteed portion of education loans 90+ days past due with an unpaid principal balance totaling $27,974 and $23,629 at December 31, 2011 and March 31, 2011, respectively, that are not considered impaired based on a guarantee provided by government agencies.

The following is a summary of non-performing loan activity for the nine months ended December 31, 2011 (in thousands):

Loan Class	Non- Performing Loan Balance April 1, 2011	Additions	Transferred to Accrual Status	Transferred to OREO	Paid Down	Charged Off	Non-Performing Loan Balance December 31, 2011	Remaining Balance of Loans	ALLL Allocated
Residential	$63,746	$14,690	$(5,341)	$(16,777)	$(5,809)	$(3,132)	$47,377	$543,956	$15,265
Commercial and industrial	18,241	8,293	(885)	(2,898)	(3,379)	(8,678)	10,694	40,069	13,943
Land and construction	67,472	44,802	(4,330)	(8,720)	(6,691)	(13,095)	79,438	126,203	35,115
Multi-family	39,412	21,588	(716)	(7,769)	(4,627)	(1,495)	46,393	312,448	16,433
Retail/office	54,256	26,989	(223)	(13,926)	(10,767)	(15,176)	41,153	294,062	26,548
Other commercial real estate	31,488	12,677	(910)	(9,679)	(1,932)	(4,126)	27,518	221,453	20,899
Education	731	139	—	—	(5)	—	865	250,926	326
Other consumer	7,299	4,568	(2,001)	(240)	(652)	(1,260)	7,714	272,252	2,397

Total	$282,645	$133,746	$(14,406)	$(60,009)	$(33,862)	$(46,962)	$261,152	$2,061,369	$130,926

Non-performing loans (consisting of loans past due more than 90 days and on non-accrual status, loans less than 90 days delinquent but placed on non-accrual status due to anticipated probable loss and non-accrual troubled debt restructurings) decreased $21.4 million during the nine months ended December 31, 2011. Non-performing assets decreased $25.3 million to $348.1 million at December 31, 2011 from $373.4 million at March 31, 2011 and increased as a percentage of total assets to 11.37% from 11.00% at such dates, respectively.

The interest income that would have been recorded during the nine months ended December 31, 2011 and 2010 if the Bank’s non-performing loans at the end of the period had been current in accordance with their terms during the period was $3.8 million and $14.3 million, respectively.

Non-Performing Assets

The composition of non-performing assets is summarized as follows for the dates indicated:

	At December 31,	At March 31,
	2011	2011
	(Dollars in thousands)
Non-accrual loans—excluding troubled debt restructurings	$183,342	$265,383
Troubled debt restructurings—non-accrual (1)	77,810	17,262
Other real estate owned (OREO)	86,925	90,707

Total non-performing assets	$348,077	$373,352

Total non-performing loans to total gross loans (2)	11.24%	10.54%
Total non-performing assets to total assets	11.37	11.00
Allowance for loan losses to total gross loans (2)	5.64	5.60
Allowance for loan losses to total non-performing loans	50.13	53.11
Allowance for loan losses plus foreclosed properties and repossessed asset valuation allowance to total non-performing assets	43.58	45.56

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

The increase in loans considered troubled debt restructurings – non-accrual of $60.5 million to $77.8 million at December 31, 2011, from $17.3 million at March 31, 2011 is primarily the result of one significant loan relationship whose payment history required a move into non-accrual status. As time passes and borrowers continue to perform in accordance with the restructured loan terms, a portion of the troubled debt restructurings – non-accrual balance may be returned to accrual status.

The following is a summary of non-performing asset activity for the nine months ended December 31, 2011 (in thousands):

	90+Days Past Due	Less Past Due 90 Days and Still Accruing Interest	Total Non- performing Loans	Other Real Estate Owned (OREO)	Total Non- performing Assets
Balance at April 1, 2011	$306,274	$23,629	$282,645	$90,707	$373,352
Additions	138,091	4,345	133,746	1,267	135,013
Transfers:
Nonaccrual to OREO	(60,009)	—	(60,009)	60,009	—
Returned to accrual status	(14,406)	—	(14,406)	—	(14,406)
Sales	—	—	—	(53,890)	(53,890)
Loan charge-offs/OREO losses on sale or net additional write-down	(46,962)	—	(46,962)	(11,168)	(58,130)
Payments	(33,862)	—	(33,862)	—	(33,862)

Balance at December 31, 2011	$289,126	$27,974	$261,152	$86,925	$348,077

Loan Delinquencies 30 Days and Over

The following table sets forth information relating to the Corporation’s past due loans that were 30 days and over delinquent at the dates indicated (dollars in thousands).

	December 31,		March 31,
	2011		2011
		% of		% of
		Total		Total
		Gross		Gross
Days Past Due	Balance	Loans	Balance	Loans
30 to 59 days	$26,837	1.16%	$46,244	1.72%
60 to 89 days	19,818	0.85	30,479	1.14
90 days and over	210,426	9.06	238,256	8.88

Total	$257,081	10.10%	$314,979	11.74%

Loans delinquent 30 to 89 days decreased $30.0 million to $46.7 million at December 31, 2011 from $76.7 million at March 31, 2011 as a result of increased monitoring and loss mitigation efforts.

Impaired Loans

At December 31, 2011, the Corporation has identified $347.3 million of loans as impaired which includes non-accrual loans plus performing troubled debt restructurings. At March 31, 2011, impaired loans were $372.1 million. A loan is identified as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement and thus are placed on non-accrual status.

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

The allowance consists of several components even though the entire allowance is available to cover losses on any loan. The specific allowance relates to impaired loans. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general allowance covers pass and watch rated loans and is based on historical loss experience adjusted for the various qualitative and quantitative factors listed above. Loans graded substandard and below are individually examined closely to determine the appropriate loan loss reserve. The Bank also maintains a reserve for unfunded commitments and letters of credit which is classified in other liabilities.

The general component allowance for loan loss methodology incorporates the following quantitative and qualitative risk factors to establish the appropriate general allowance for loan loss at each reporting date.

Quantitative factors include:

•	loan volume and terms

•	delinquency and charge-off trends

•	collateral values

•	credit concentrations

•	external factors such as competition and legal and regulatory requirements,

•	portfolio size

Qualitative factors include:

•	lending policies, procedures and practices

•	economic condition of our operating markets

•	experience, ability and depth of lending management and other relevant staff

•	loan review system

During the quarter ending December 31, 2011, the values assigned to quantitative factors regarding loan volume and terms, delinquency and charge-off trends, and collateral values; and the qualitative factor regarding economic conditions, were adjusted lower to reflect the results of an analysis based on various publications, market research, economic reports, Corporation portfolio credit metrics, management’s expertise and knowledge of the immediate lending market, as well as analysis of peer institutions and similar markets. The factor value changes resulted in a lower required allowance for loan losses as of December 31, 2011 totaling $6.1 million. The lower required allowances by portfolio segment were $2.4 million for the residential segment, $0.1 million for the commercial and industrial segment, and $3.6 million for the commercial real estate segment.

The following table presents the allowance for loan losses by component, along with the unpaid principal balance of loans by risk category:

	At December 31,	At March 31,
	2011	2011
	(In Thousands)
Allowance for loan losses by component
General component	$36,375	$44,940
Substandard loan component	36,487	50,989
Specific component	58,064	54,193

Total allowance for loan losses	$130,926	$150,122

Loans by risk category
Pass	$1,689,670	$1,864,763
Watch	164,463	237,837

Total pass and watch rated loans	1,854,133	2,102,600

Total substandard, excluding TDR accrual	121,103	208,184

TDR accrual	86,133	89,417
Non-accrual	261,152	282,645

Total impaired loans	347,285	372,062

Total unpaid principal balance	$2,322,521	$2,682,846

General ALLL / Pass and watch loans	2.0%	2.1%
Substandard ALLL / Substandard, excluding TDR accrual	30.1%	24.5%
Specific ALLL / Impaired loans	16.7%	14.6%
Loans 30 to 89 days past due	46,655	76,723

The ratio of the general allowance for loan losses to pass and watch rated loans has fallen slightly to 2.0% at December 31, 2011 from 2.1% at March 31, 2011 primarily due to a favorable trend in early-stage delinquencies, defined as loans 30 to 89 days past due, and the adjustments to quantitative and qualitative factors discussed above. The ratios associated with substandard and impaired loans have both increased from March 31, 2011 to December 31, 2011 reflecting a continued weakness in collateral values associated with these higher risk credits.

The following table summarizes the activity in our allowance for loan losses for the period indicated.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Dollars In Thousands)
Allowance at beginning of period	$138,347	$156,186	$150,122	$179,644
Charge-offs:
Residential	(1,067)	(4,046)	(4,489)	(11,698)
Commercial and industrial	(6,572)	(2,601)	(10,624)	(6,811)
Land and construction	(4,026)	(3,340)	(14,096)	(8,816)
Multi-family	(611)	(4,541)	(2,832)	(14,406)
Commercial real estate	(5,251)	(7,978)	(21,685)	(23,850)
Consumer	(715)	(961)	(2,461)	(2,676)

Total charge-offs	(18,242)	(23,467)	(56,187)	(68,257)

Recoveries:
Residential	545	351	1,401	742
Commercial and industrial	230	690	1,526	1,439
Land and construction	502	508	1,159	785
Multi-family	496	465	1,139	939
Commercial real estate	444	948	1,922	1,725
Consumer	177	66	582	208

Total recoveries	2,394	3,028	7,729	5,838

Net charge-offs	(15,848)	(20,439)	(48,458)	(62,419)

Provision for loan losses	8,427	21,691	29,262	40,213

Allowance at end of period	$130,926	$157,438	$130,926	$157,438

Provision for loan losses	$8,427	$21,691	$29,262	$40,213
Provision for unfunded commitment losses	(47)	(279)	(285)	807

Provision for credit losses	$8,380	$21,412	$28,977	$41,020

Net charge-offs to average loans held for sale and for investment	(2.78)%	(2.92)%	(2.73)%	(2.79)%

Total loan charge-offs were $18.2 million and $23.5 million for the three months ending December 31, 2011 and 2010, respectively. Total loan charge-offs for the three months ended December 31, 2011 decreased $5.3 million from the same period in the prior fiscal year. Recoveries decreased $634,000 during the three months ended December 31, 2011 from the same period in the prior fiscal year.

The provision for loan losses decreased $13.3 million to $8.4 million for the three months ending December 31, 2011 compared to $21.7 million for the three months ended December 31, 2010. The decrease in the provision for loan losses is the result of management’s ongoing evaluation of the loan portfolio. Management considered the allowance for loan losses to total non-performing loans of 50.13% in determining the provision for loan losses and the adequacy of the allowance for loan losses.

The allowance process is analyzed regularly, with modifications made if needed, and those results are reported four times per year to the Bank’s Board of Directors. Although management believes that the December 31, 2011 allowance for loan losses is adequate based upon the current evaluation of loan delinquencies, non-performing assets, charge-off trends, economic conditions and other factors, there can be no assurance that future adjustments to the allowance will not be necessary. Management also continues to pursue all practical and legal methods of collection, repossession and disposal, and adheres to high underwriting standards in the origination process in order to continue to improve asset quality. Determination as to the classification of assets and the amount of valuation allowances is subject to review by the bank regulatory agencies which can recommend the establishment of additional general or specific loss allowances.

Foreclosed Properties and Repossessed Assets

Foreclosed properties and repossessed assets (also known as other real estate owned or OREO) decreased $3.8 million during the nine months ended December 31, 2011. Individual properties included in OREO at December 31, 2011 with a recorded balance in excess of $1 million are listed below:

Description	Location	Carrying Value (in thousands)
Condo units with additional land	Central Wisconsin	$5,726
Retail/office building	Central Wisconsin	2,567
Multi-family and vacant land	Northwest Wisconsin	1,578
Vacant land	Northwest Wisconsin	1,292
Retail/office building	South Central Wisconsin	2,762
Commercial warehouse	South Central Wisconsin	2,730
Single family and vacant land	South Central Wisconsin	1,950
Commercial building	South Central Wisconsin	1,450
Retail/office building	South Central Wisconsin	1,076
Vacant land	Southeast Wisconsin	5,612
Commercial building and vacant land	Southeast Wisconsin	1,581
Vacant land	Southeast Wisconsin	1,403
Vacant land	Southeast Wisconsin	1,162
Multi-family	Minnesota	1,003
Other properties individually less than $1 million		55,033

		$86,925

A limited number of properties were transferred to OREO at a value that was based upon a discounted cash flow of the property upon completion of the project. Factors that were considered include the cost to complete a project, absorption rates and projected sales of units. The appraisal received at the time the loan was made is no longer considered applicable and therefore the properties are analyzed on a periodic basis to determine the current net realizable value.

Foreclosed properties are recorded at fair value less cost to sell upon transfer to OREO with shortfalls, if any, charged to the allowance for loan losses. Subsequent decreases in the valuation of OREO are recorded in a valuation account for the foreclosed property with a corresponding charge to OREO operations expense. The fair value is primarily based on appraisals, discounted cash flow analysis (the majority of which is based on current occupancy and lease rates) and pending offers. On a quarterly basis, the Corporation reviews the carrying values of its OREO properties and makes appropriate adjustments based upon updated appraisals or market analysis including recent sales or broker opinion. For appraisals received over one year ago, management considers broker and market analysis to update the estimated fair value.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the risk of potential loss if the Corporation were unable to meet its funding requirements at a reasonable cost. The Corproration manages liquidity risk at the bank and holding company to help ensure that it can obtain cost-effective funding to meet current and future obligations.

The largest source of liquidity on a consolidated basis is the deposit base that comes from retail and corporate banking businesses. Other borrowed funds come from a diverse mix of short and long-term funding sources. Liquid assets and unused borrowing capacity from a number of sources are also available to maintain an adequate liquidity position.

Liquidity and Capital Resources

On an unconsolidated basis, the Corporation’s sources of funds include dividends from its subsidiaries, including the Bank, interest on its investments and returns on its real estate held for sale. As a condition of the Cease and Desist Order and the receipt of funding from Treasury through the CPP, the Bank is currently prohibited from paying dividends to the Corporation. Due to a lack of liquidity, the Corporation was unable to meet its obligations under the credit agreement during the nine months ended December 31, 2011.

The Bank’s primary sources of funds are payments on loans and securities, deposits from retail and wholesale sources, FHLB advances and other borrowings. The Bank is currently prohibited from obtaining new brokered deposits due to its current capital levels. As of December 31, 2011, the Corporation had outstanding borrowings from the FHLB of $357.5 million. The total maximum borrowing capacity at the FHLB based on the existing stock holding as of December 31, 2011 was $1,096.6 million, subject to collateral availability. Total borrowing capacity based on the value of the existing collateral pledged was $446.8 million.

Capital Purchase Program

On January 30, 2009, as part of Treasury’s CPP, the Corporation entered into a Letter Agreement with Treasury. Pursuant to the Securities Purchase Agreement — Standard Terms (the “Securities Purchase Agreement”) the Corporation issued the UST 110,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Preferred Stock”), having a liquidation amount per share of $1,000, for a total purchase price of $110,000,000. The Preferred Stock will pay cumulative compounding dividends at a rate of 5% per year for the first five years following issuance and 9% per year thereafter. The Corporation has deferred the payment of dividends during each of the eleven quarters ended December 31, 2011 due to a lack of liquidity. Because the Corporation deferred the quarterly dividend payments at least six times, Treasury had the right to appoint two members to the Corporation’s Board of Directors to serve until all accrued but unpaid dividends have been paid. On September 30, 2011, Treasury exercised its right and appointed two new directors. Though the Securities Purchase Agreement provides that the Corporation may not redeem the Preferred Stock prior to January 30, 2012 except with the proceeds from one or more qualified equity offerings, Treasury has recently permitted redemptions without completion of equity offerings. In any event, after three years, the Corporation may redeem shares of the Preferred Stock for the per share liquidation amount of $1,000 plus any accrued and unpaid dividends.

As long as any Preferred Stock is outstanding, the Corporation may not pay dividends on its Common Stock, $0.10 par value per share (the “Common Stock”), and redeem or repurchase its Common Stock, unless all accrued and unpaid dividends for all past dividend periods on the Preferred Stock are fully paid. Prior to the third anniversary of the Treasury’s purchase of the Preferred Stock, unless Preferred Stock has been redeemed or the Treasury has transferred all of the Preferred Stock to third parties, the consent of the Treasury will be required for the Corporation to increase its Common Stock dividend or repurchase its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement. The Preferred Stock will be non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Preferred Stock.

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

Loan Commitments

At December 31, 2011, the Bank had outstanding commitments to originate loans of $7.1 million and commitments to extend funds to, or on behalf of, customers pursuant to lines and letters of credit of $174.8 million. Scheduled maturities of certificates of deposit for the Bank during the twelve months following December 31, 2011 amounted to $1.08 billion. Scheduled maturities of other borrowed funds during the same period totaled $130.0 million for the Bank and $116.3 million for the Corporation. Management believes adequate resources are available to fund all Bank commitments to the extent required. For more information regarding the Corporation’s borrowings, see “Credit Agreement” section below.

Other

The Corporation previously participated in the Mortgage Partnership Finance Program of the FHLB of Chicago (“MPF Program”). Pursuant to the credit enhancement feature of the MPF Program, the Corporation has retained a secondary credit loss exposure in the amount of $20.4 million at December 31, 2011 related to approximately $438.1 million of residential mortgage loans that the Corporation has originated as agent for the FHLB. Under the credit enhancement, the FHLB is liable for losses on loans up to one percent of the original delivered loan balances in each pool. The Corporation is then liable for losses over and above the first position up to a contractually agreed-upon maximum amount in each pool that was delivered to the Program. The Corporation receives a monthly fee for this credit enhancement obligation based on the outstanding loan balances. The monthly fee received is net of losses under the MPF Program. The net fees totaled $5,000 and $116,000 for the three months ended December 31, 2011 and 2010, respectively and $67,000 and $605,000 for the nine months ended December 31, 2011 and 2010, respectively. The Corporation’s participation in the MPF Program was discontinued in 2008 in its present format and the Corporation no longer funds loans through the MPF Program.

The Bank has entered into agreements with certain brokers that will provide deposits obtained from their customers at specified interest rates for an identified fee, or so called “brokered deposits.” At December 31, 2011, the Bank had $40.2 million of brokered deposits. At December 31, 2011, the Bank was under a Cease and Desist Order with the bank regulatory agencies which limits the Bank’s ability to accept, renew or roll over brokered deposits without prior approval of the bank regulatory agencies.

In January 2012, the Bank exchanged four of its Federal Home Loan Bank advances totaling $150.0 million for an equal number and principal amount of advances with extended maturity dates and different interest rate terms to reduce interest rate risk and lower the current cost of funds. The advances exchanged carried fixed rates of interest ranging from 2.53% to 3.25% and maturity dates from January through March 2013. The new advances all mature in January 2015 and require monthly interest payments based on 3 month LIBOR plus a spread ranging from 0.98% to 1.15%. Prepayment fees due upon exchange of the instruments totaling $4.3 million were embedded in the spread over LIBOR on the new advances. No gain or loss was recorded for these transactions as the criteria in Accounting Standards Codification 470-50, “Debt – Modifications and Extinguishments” requiring accounting as an extinguishment of debt were not met.

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

The Corporation is a separate and distinct legal entity from our subsidiaries, including the Bank. As a holding company without independent operations, the Corporation’s liquidity (on an unconsolidated basis) is primarily dependent upon the Corporation’s ability to raise debt or equity capital from third parties and the receipt of dividends from the Bank and its other non-bank subsidiaries. We receive substantially all of our revenue from dividends from the Bank. These dividends are the principal source of funds to pay dividends on our preferred and common stock and interest and principal on our debt. The Corporation is currently in default under its Amended and Restated Credit Agreement with its primary lender, and has deferred dividend payments on the Series B Preferred Stock held by Treasury. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Corporation while maintaining adequate capital levels, our ability to make dividend payments to our preferred and common shareholders will be negatively impacted. As a result of recent regulatory actions, the Corporation’s principal operating subsidiary, the Bank, is prohibited from paying any dividends or making any loans to the Corporation, despite the existence of positive liquidity at the Bank. At December 31, 2011, the Corporation’s cash and cash equivalents, on an unconsolidated basis amounted to $2.7 million. Presently, the Corporation (on an unconsolidated basis) does not have sufficient liquidity to meet its short-term obligations, which include the approximately $116.3 million in outstanding debt that our lender could accelerate and demand payment for upon the expiration of Amendment No. 8 to the Amended and Restated Credit Agreement on November 30, 2012, and the dividends and interest on the $110 million of Series B Preferred Stock held by Treasury.

Credit Agreement

On November 29, 2011, the Corporation entered into Amendment No. 8 (the “Amendment”) to the Amended and Restated Credit Agreement, dated as of June 9, 2008, (the “Credit Agreement”) among the Corporation, the Lenders from time to time a party thereto, and U.S. Bank National Association, as administrative agent for such Lenders (the “Agent”). The Corporation owes $116.3 million principal amount under the Credit Agreement.

Under the Amendment, the Agent and the Lenders agree to forbear from exercising their rights and remedies against the Corporation until the earliest to occur of the following: (i) the occurrence of any Event of Default (other than a failure to make principal payments on the outstanding balance under the Credit Agreement or other Existing Defaults, as defined in the Credit Agreement); or (ii) November 30, 2012. Notwithstanding the agreement to forbear, the Agent may at any time, in its sole discretion, take any action reasonably necessary to preserve or protect its interest in the stock of the Bank, IDI or any other collateral securing any of the obligations against the actions of the Corporation or any third party without notice to or the consent of any party.

The Amendment also provides that the outstanding balance under the Credit Agreement shall bear interest at a rate equal to 15% per annum. Interest accruing under the Credit Agreement is due on the earlier of (i) the date the Loans are paid in full or (ii) November 30, 2012. At December 31, 2011, the Corporation had accrued interest payable related to the Credit Agreement of $31.5 million and an amendment fee payable of $4.8 million.

Within two business days after the Corporation obtains knowledge of an event, the Chief Financial Officer of the Bank shall submit a statement of the event together with a statement of the actions which the Corporation proposes to take to the Agent as a result of the occurrence of such event. An event may include: (i) any event which, either of itself or with the lapse of time or the giving of notice or both, would constitute a Default under the Credit Agreement; (ii) a default or an event of default under any other material agreement to which the Corporation or Bank is a party; or (iii) any pending or threatened litigation or certain administrative proceedings.

The Amendment requires the Bank to maintain the following financial covenants:

•	a Tier 1 Leverage Ratio of not less than 3.70% at all times.

•	a Total Risk Based Capital ratio of not less than 7.50% at all times.

•	The ratio of Non-Performing Loans to Gross Loans shall not exceed 15.00% at any time.

The total outstanding principal balance under the Credit Agreement as of December 31, 2011 was $116.3 million. These borrowings are shown in the Corporation’s consolidated financial statements as other borrowed funds. The Amendment provides that the Corporation must pay in full the outstanding balance under the Credit Agreement on the earlier of the Corporation’s receipt of net proceeds of a financing transaction from the sale of equity securities in an amount not less than $116.3 million, or November 30, 2012.

The Credit Agreement and the Amendment also contain customary representations, warranties, conditions and events of default for agreements of such type. At December 31, 2011, the Corporation was in compliance with all covenants contained in the Credit Agreement and the Amendment. Under the terms of the Credit Agreement, as amended on November 29, 2011, the Agent and the Lenders have certain rights, including the right to accelerate the maturity of the borrowings if all covenants are not complied with. Currently, no such action has been taken by the Agent or the Lenders. However, the default creates significant uncertainty related to the Corporation’s operations.

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

Asset/Liability Management

The business of the Corporation and the composition of its consolidated balance sheet consist of investments in interest-earning assets (primarily loans, mortgage-backed securities, and other securities) that are largely funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Corporation as of December 31, 2011 were held for other-than-trading purposes (i.e. either held for investment or held for sale). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The Corporation’s net interest income is dependent on the amounts of and yields on its interest-earning assets as compared to the amounts of and rates on its interest-bearing liabilities. Net interest income is therefore sensitive to changes in market rates of interest.

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

The Corporation performs a net interest income analysis as part of its asset/liability management processes. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100, 200 and 300 basis point increases in market interest rates. As a result of current market conditions, 100, 200, and 300 basis point decreases in market interest rates are not currently applicable as those decreases would result in many interest rate assumptions falling below 0. Nonetheless, the Corporation’s net interest income could decline in those scenarios as yields on earning assets could continue to adjust downward.

As of December 31, 2011, the Corporation remains asset sensitive. Overall net interest income sensitivity remains within the Corporation’s approved policy limits, with the exception of the increase in the +200 basis point scenario. An out of policy condition exists in that scenario primarily due to the large excess cash position, and it is expected to be temporary.

“Gap” analysis is used to determine the repricing characteristics of the Corporation’s assets and liabilities. The Corporation had a positive net Gap position at December 31, 2011for Year 1, meaning a greater amount of interest-earning assets are repricing or maturing than the amount of interest-bearing liabilities during the same time period. A positive gap generally indicates the Corporation is positioned to benefit from a rising interest rate environment. The Gap position does not necessarily indicate the level of the Corporation’s interest rate sensitivity or the impact to net interest income because the interest-earning assets and interest-bearing liabilities are repricing off of different indices.

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

Available-for-Sale Securities

Declines in the fair value of available-for-sale securities below their amortized cost that are deemed to be other than temporary are reflected in earnings as unrealized losses. In estimating other-than-temporary impairment losses on debt securities, management considers many factors which include: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. To determine if an other-than-temporary impairment exists on a debt security, the Corporation first determines if (a) it intends to sell the security or (b) it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of the conditions is met, the Corporation will recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost. If neither of the conditions is met, the Corporation determines (a) the amount of the impairment related to credit loss and (b) the amount of the impairment due to all other factors. The difference between the present values of the cash flows expected to be collected discounted at the original rate and the amortized cost basis is the credit loss. The credit loss is the amount of impairment deemed other-than-temporary and recognized in earnings and is a reduction to the cost basis of the security. The amount of impairment related to all other factors (i.e. non-credit) is included in accumulated other comprehensive income (loss).

Allowances for Loan Losses

The allowance for loan losses is a valuation allowance for probable and inherent losses incurred in the loan portfolio. Management maintains allowances for loan and lease losses (ALLL) and unfunded loan commitments and letters of credit at levels that we believe to be adequate to absorb estimated probable credit losses incurred in the loan portfolio. The adequacy of the ALLL is determined based on periodic evaluations of the loan and lease portfolios and other relevant factors. The ALLL is comprised of both a specific component and a general component. Even though the entire allowance is available to cover losses on any loan, specific allowances are provided on impaired loans pursuant to accounting standards. The general allowance is based on historical loss experience, adjusted for qualitative and environmental factors. At least monthly, management reviews the assumptions and methodology related to the general allowance in an effort to update and refine the estimate.

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

The determination of value on an individually reviewed loan is estimated using an appraisal discounted by 15%, 25% or 35% depending on whether the appraisal is a) current, b) improved land or commercial real estate (CRE) greater than a year old, or c) unimproved land greater than a year old, respectively. The 15% discount represents an estimate of selling costs and potential taxes and other expenses the Bank may need to incur to move the property. The additional discounts on appraisals greater than a year old of 10% and 20% on improved land/CRE and unimproved land, respectively reflect the decrease in collateral values during fiscal years 2010 and 2011 and the first three quarters of fiscal 2012. These percentages are supported by the Bank’s analysis of appraisal activity over the past 12 months.

Collateral dependent loans are considered to be non-performing at such time that they become ninety days past due or a probable loss is expected. At the time a loan is determined to be non-performing it is downgraded per the Corporation’s loan rating system, it is placed on non-accrual, and an allowance consistent with the Corporation’s historical experience for similar “substandard” loans is established. Within ninety days of this determination a comprehensive analysis of the loans is completed, including ordering new appraisals, where necessary, and an adjustment to the estimated allowance is recognized to reflect the fair value of the loan based on the underlying collateral or the discounted cash flows. Until such date at which an updated appraisal is obtained, when deemed necessary, the Corporation applies discounts to the existing appraisals in estimating the fair value of collateral as described above.

Management considers the allowance for loan losses at December 31, 2011 to be at an acceptable level, although changes may be necessary if future economic and other conditions differ substantially from the current environment. Although the best information available is used, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. To the extent actual outcomes differ from our estimates, additional provision for credit losses may be required that would reduce future earnings.

Foreclosure

Real estate acquired by foreclosure or by deed in lieu of foreclosure and other repossessed assets, is initially recorded at fair value, less estimated selling expenses. It is the Bank’s policy that each parcel of real estate owned is appraised within six months of the time of acquisition of such property and periodically thereafter. At the date of foreclosure any write down to fair value less estimated selling costs is charged to the allowance for loan losses. Any increases in fair value over the net carrying value of the loans are recorded as recoveries to the allowance for loan losses to the extent of previous charge-offs, with any excess, which is infrequent, recognized as a gain in OREO operations, net expense. Costs relating to the development and improvement of the property are capitalized; holding period costs and subsequent changes to the valuation allowance are charged to expense. Foreclosed properties and repossessed assets are re-measured at fair value after initial recognition through the use of a valuation allowance on foreclosed assets. The value may be adjusted based on a new appraisal or as a result of an adjustment to the sale price of the property.

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

The interest rate bands used to stratify the serviced loans were changed in the quarter ending December 31, 2011 in response to the significantly lower interest rate environment over the past several years and the resultant “bunching’ of a substantial portion of serviced loans into two of the nine historical strata. The restratification of serviced loans did not have a material impact on the impairment measurement of the mortgage servicing right asset during the quarter ending December 31, 2011.

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

The Corporation also earns fees and commissions from issuing loan commitments, standby letters of credit and financial guarantees and selling various insurance products. Revenue earned on interest-earning assets including the accretion of fair value adjustments on discounts for purchased loans is recognized based on the effective yield of the financial instrument.

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

(i)	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for loan and lease losses or a reduced demand for credit or fee-based products and services;

(ii)	soundness of other financial institutions with which the Corporation and the Bank engage in transactions;

(iii)	competitive pressures could intensify and affect our profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

(iv)	changes in technology;

(v)	deterioration in commercial real estate, land and construction loan portfolios resulting in increased loan losses;

(vi)	uncertainties regarding our ability to continue as a going concern;

(vii)	our ability to address our own liquidity problems;

(viii)	demand for financial services, loss of customer confidence, and customer deposit account withdrawals;

(ix)	our ability to pay dividends;

(x)	changes in the quality or composition of the Bank’s loan and investment portfolios and allowances for loan loss;

(xi)	unprecedented volatility in the market and fluctuations in the value of our common stock;

(xii)	dilution of existing shareholders as a result of possible future transaction;

(xiii)	uncertainties about the Corporation and the Bank’s Cease and Desist Orders with OCC;

(xiv)	uncertainties about our ability to raise sufficient new capital in a timely manner in order to increase the Bank’s regulatory capital ratios;

(xv)	changes in the conditions of the securities markets, which could adversely affect, among other things, the value or credit quality of our assets, the availability and terms of funding necessary to meet our liquidity needs and our ability to originate loans;

(xvi)	increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes; changes in accounting principles, policies or guidelines;

(xvii)	uncertainties regarding our investment in the common stock of the Federal Home Loan Bank of Chicago;

(xviii)	significant unforeseen legal expenses;

(xix)	uncertainties about market interest rates;

(xx)	security breaches of our information systems;

(xxi)	acts or threats of terrorism and actions taken by the United States or other governments as a result of such acts or threats, severe weather, natural disasters, acts of war;

(xxii)	environmental liability for properties to which we take title;

(xxiii)	expiration of our Amended and Restated Credit Agreement;

(xxiv)	uncertainties relating to the Emergency Economic Stabilization Act or 2008, the American Recovery and Reinvestment Act of 2009, the implementation by the U.S. Department of the Treasury and federal banking regulators of a number of programs to address capital and liquidity issues in the banking system and additional programs that will apply to us in the future, all of which may have significant effects on us and the financial services industry;

(xxv)	changes in the U.S. Department of the Treasury’s Capital Purchase Program;

(xxvi)	changes in the extensive laws, regulations and policies governing financial holding companies and their subsidiaries;

(xxvii)	monetary and fiscal policies of the U.S. Department of the Treasury;

(xxviii)	implications of the Dodd-Frank Act; and

(xxix)	challenges relating to recruiting and retaining key employees.

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

There were no unregistered sales of equity securities or repurchases of equity securities by the registrant for the three months ended December 31, 2011.

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

ANCHOR BANCORP WISCONSIN INC.

Date: February 9, 2012	By:	/s/ Chris Bauer
Chris Bauer, President and Chief Executive Officer

Date: February 9, 2012	By:	/s/ Thomas G. Dolan
Thomas G. Dolan, Executive Vice President, Treasurer and Chief Financial Officer